Form 10-Q
period 1997-03-31
ORIENTAL FINANCIAL GROUP INC
filed 1997-05-15
CIK 1030469

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:     MARCH 31, 1997     Commission File NUMBER:   001-12647



                         ORIENTAL FINANCIAL GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               PUERTO RICO                                 66-0538893
        ______________________                        __________________
       (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER
                                                      IDENTIFICATION  NO.)


                          ORIENTAL FINANCIAL GROUP INC
                              AVE. MUNOZ RIVERA 268
                            HATO REY TOWER, 5TH FLOOR
                               HATO REY P.R. 00918
                 REGISTRANT'S TELEPHONE NUMBER:  (809) 766-1986




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

    X    YES               NO
  ----              ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


  Common Stock, $1.00 Par Value                               7,938,007
  _____________________________                        ______________________
        TITLE OF CLASS                               (SHARES OUTSTANDING AS OF
                                                         MARCH 31,1997)

                         ORIENTAL FINANCIAL GROUP INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                        MARCH 31, 1997 AND JUNE 30, 1996
                                 (IN THOUSANDS)

ASSETS
------------------------------------------------------------------------------------
                                                            (UNAUDITED)
                                                              MARCH 31,     JUNE 30,
                                                                 1997         1996
                                                            -----------     --------
Cash and due from banks                                     $   15,552      $  7,089
                                                            -----------     --------
MONEY MARKET INVESTMENTS:
     Securities purchased under agreements to resell            10,000         7,129
     Time deposits with other banks                             13,000         7,500
     Other short-term investments, at cost                          43         2,366
                                                            -----------     -------
          TOTAL MONEY MARKET INVESTMENTS                        23,043        16,995
                                                            -----------     --------
INVESTMENT SECURITIES AND OTHER INVESTMENTS:
     Trading securities, at market                              20,629           331
     Investment securities available for sale, at market       187,087       154,990
     Investment securities held to maturity, at cost           193,626       171,008
     Federal Home Loan Bank (FHLB)  stock                        9,804         7,412
                                                            -----------     --------
          TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS    411,146       333,741
                                                            -----------     --------
LOANS:
     Loans held for sale                                        39,900        29,624
     Loans receivable                                          486,352       450,982
                                                            -----------     --------
          TOTAL LOANS                                          526,253       480,606

     Allowance for loan losses                                  (4,813)       (4,496)
                                                            -----------     --------
          TOTAL NET LOANS                                      521,439       476,110

Accrued interest receivable                                     12,445        10,069
Foreclosed real estate, net                                      1,144           842
Premises and equipment, net                                     18,942        17,935
Other assets, net                                               18,649        14,644
                                                            -----------     --------
TOTAL ASSETS                                                $1,022,361      $877,424
                                                            -----------     --------
                                                            -----------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Deposits                                                    $   467,470     $382,557
Securities sold under agreements to repurchase                  226,197      242,335
Borrowings under lines of credit                                  -           10,000
Advances and borrowings from Federal Home Loan Bank
  of New York                                                    78,100       46,000
Term notes and bonds payable                                    136,117       89,466
Accrued expenses and other liabilities                           28,832       27,163
                                                            -----------     --------
     TOTAL LIABILITIES                                          936,716      797,521
                                                            -----------     --------
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares
       authorized; none issued                                    -              -
     Common stock, $1 par value; 10,000,000 shares
       authorized; 7,947,349 issued at
       March 31, 1997 and 6,633,349 at June 30,1996               7,947        6,633
     Additional paid in capital                                  28,462       31,234
     Legal surplus                                                3,581        2,498
     Retained earnings                                           46,607       39,005
     Treasury stock, at cost, 31,858 shares at
       March 31, 1997                                              (907)         -
     Unrealized gain (loss) on securities available
       for sale, net of taxes                                       (45)         533
                                                            -----------     --------
    TOTAL STOCKHOLDERS' EQUITY                                   85,645       79,903
                                                            -----------     --------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                 $ 1,022,361     $877,424
                                                            -----------     --------
                                                            -----------     --------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED ON MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                            THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                  MARCH 31,             MARCH 31,
                                           ---------------------    ------------------
                                             1997        1996        1997       1996
                                           ---------   ---------    ------   ---------
                                (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

INTEREST INCOME:
     Loans                                 $  14,035   $  12,422    40,387   $  36,094
     Mortgage-backed securities                4,387       3,638    12,478       8,693
     Investment securities                     2,505       1,477     6,993       5,762
     Other interest-earning assets               237         316       781       1,146
                                           ---------   ---------   -------   ---------
          TOTAL INTEREST INCOME               21,164      17,853    60,639      51,695
                                           ---------   ---------   -------   ---------
INTEREST EXPENSE:
     Deposits                                  5,523       4,448    15,218      12,848
     Securities sold under agreements
       to repurchase                           2,770       2,456     8,273       7,391
     Other borrowed funds                      3,191       2,604     9,404       7,618
                                           ---------   ---------   -------    --------
          TOTAL INTEREST EXPENSE              11,484       9,508    32,895      27,857
                                           ---------   ---------   -------   ---------
          Net interest income                  9,680       8,345    27,744      23,838

PROVISION FOR LOAN LOSSES                      1,300         850     3,400       3,550
                                           ---------   ---------   -------   ---------
          Net interest income after
            provision for loan losses          8,380       7,495    24,344      20,288
                                           ---------   ---------   -------   ---------
NON-INTEREST INCOME:
     Bank service charges and fees             1,159         873     3,725       2,564
     Trust, money management and
       brokerage fees                          1,809       1,538     4,875       4,150
     Mortgage banking activities               1,265         851     2,711       2,321
     Gain on sale of investment securities        71         113       384       1,522
     Trading account income                        9         (42)       12           0
     Rent and other operating income             229         154       621         393
                                           ---------   ---------   -------   ---------
          TOTAL NON-INTEREST INCOME            4,542       3,487    12,328      10,950
                                           ---------   ---------   -------   ---------
NON-INTEREST EXPENSE:
     Compensation and benefits                 3,782       3,026    10,630       8,980
     Occupancy and equipment                   1,083       1,040     3,139       2,941
     Professional fees                           485         311     1,150         880
     Advertising and promotion                   676         444     1,379       1,137
     Insurance                                    17          79       116         141
     Real Estate owned expenses                  121         254       670         765
     Other                                     1,192       1,054     3,590       3,071
     SAIF one time capitalization assessment     -           -       1,823         -
                                           ---------   ---------   -------   ---------
          TOTAL NON-INTEREST EXPENSE           7,356       6,208    22,497      17,915
                                           ---------   ---------   -------   ---------
          INCOME BEFORE INCOME TAXES           5,566       4,773    14,175      13,323

Provision for income taxes                       961         963     2,321       2,611
                                           ---------   ---------   -------   ---------
          NET INCOME                        $  4,605    $  3,810   $11,854   $  10,712
                                           ---------   ---------   -------   ---------
                                           ---------   ---------   -------   ---------
INCOME PER COMMON SHARE                     $   0.56    $   0.46   $  1.44   $    1.28
                                           ---------   ---------   -------   ---------
                                           ---------   ---------   -------   ---------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                   CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED ON MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                 MARCH 31,
                                                         ---------------------
                                                            1997        1996
                                                         --------     --------
                                                             (IN THOUSANDS)

COMMON STOCK:
     Balance at beginning of period                      $  6,633     $  5,334
     Six for five stock split                               1,318          -
     Five for four stock split                                -          1,341
     Stock options exercised                                   78           80
     Common stock repurchased and retired                     (89)         -
     Directors' qualifying shares                               7          -
                                                         --------     --------
          BALANCE AT END OF PERIOD                          7,947        6,755
                                                         --------     --------

ADDITIONAL PAID - IN CAPITAL:
     Balance at beginning of period                        31,234       34,528
     Six for five stock split                              (1,318)         -
     Five for four stock split                                -         (1,341)
     Stock options exercised                                  164          266
     Common stock repurchased and retired                  (1,618)         -
                                                         --------     --------
          BALANCE AT END OF PERIOD                         28,462       33,453
                                                         --------     --------
LEGAL SURPLUS:
     Balance at beginning of period                         2,498        1,211
     Transfer from retained earnings                        1,083        1,071
                                                         --------     --------
          BALANCE AT END OF PERIOD                          3,581        2,282
                                                         --------     --------

RETAINED EARNINGS:
     Balance at beginning of period                        39,005       28,740
     Net income                                            11,854       10,712
     Dividends declared and cash paid on
       fractional shares                                   (3,169)      (2,356)
     Transfer to legal surplus                             (1,083)      (1,071)
                                                         --------     --------
          BALANCE AT END OF PERIOD                         46,607       36,025
                                                         --------     --------

TREASURY STOCK:
     Balance at beginning of period                           -           -
     Treasury stock purchased                                (907)        -
                                                         --------     --------
          BALANCE AT END OF PERIOD                           (907)        -
                                                         --------     --------

UNREALIZED GAIN (LOSS) ON SECURITIES
     AVAILABLE FOR SALE, NET OF TAXES:
     Balance at beginning of period                           533         (108)
     Net change in fair value of securities
          available for sale, net of taxes                   (578)         912
                                                         --------     --------
          BALANCE AT END OF PERIOD                            (45)         804
                                                         --------     --------
TOTAL STOCKHOLDERS' EQUITY                               $ 85,645     $ 79,319
                                                         --------     --------
                                                         --------     --------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED ON MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997       1996
                                                                 ---------   --------
                                                                   (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                       $  11,854   $ 10,712
                                                                 ---------   --------
Adjustments to reconcile net income to net cash
     (used in) operating activities:
          Amortization of deferred loan origination fees and
             costs                                                  (2,498)    (1,926)
          Amortization of premiums and accretion of discounts
          mortgage-backed and investment securities                    307        323
          Depreciation and amortization of premises and equipment    1,629      1,628
          Provision for loan losses                                  3,400      3,550
          Gain on sale of available for sale securities               (384)    (1,522)
          Proceeds from sale of securitized loans                   90,512     94,514
          Mortgage banking activities                               (2,711)    (2,321)
          Origination and purchases of loans held for sale         (98,078)  (117,740)
           (Increase) decrease in trading securities               (20,298)    (2,086)
          Increase in accrued interest receivable                   (2,377)      (590)
          Increase in other assets                                  (4,005)    (1,439)
          Increase (decrease) increase in accrued expenses
            and liabilities                                          1,863       (710)
                                                                 ---------   --------
          Total adjustments                                        (32,640)   (28,319)
                                                                 ---------   --------

            NET CASH (USED IN) OPERATING ACTIVITIES                (20,786)   (17,607)
                                                                 ---------   --------

CASH FLOW FROM INVESTING ACTIVITIES:

     Net decrease in securities purchased under agreements
          to resell                                                 (2,871)     9,000
     Purchases of investment securities available for sale        (140,020)  (145,036)
     Purchases of investment securities held to maturity           (30,544)    (4,005)
     Purchases of Federal Home Loan Bank stock                      (2,392)      (624)
     Net increase in loans                                         (36,256)   (36,845)
     Capital expenditures                                           (2,638)    (2,387)
     Maturities of investment securities available for sale            430        -
     Sales of investment securities available for sale             108,957     45,977
     Maturities of  investment securities held to maturity           5,768     51,305
                                                                 ---------   --------
             NET CASH USED IN INVESTING ACTIVITIES               $ (99,566)  $(82,615)
                                                                 ---------   --------


                                    CONTINUED




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                      CONSOLIDATED FINANCIAL STATEMENTS

                          ORIENTAL FINANCIAL GRUOP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED ON MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                             1997        1996
                                                          ----------  ----------
                                                              (IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:

     Net increase (decrease) in:
          Deposits                                        $  84,913   $  54,919
          Securities sold under agreements to repurchase    (16,138)     18,003
          Borrowings under lines of credit                  (10,000)      2,500
          Advances and borrowings from FHLB                  32,100      (6,700)
     Issuance of term notes                                  60,000      26,500
     Payment of term notes                                  (13,000)        -
     Principal payments of bonds payable                       (349)       (282)
     Proceeds from issuance of directors' qualifying stock        7         -
     Proceeds from exercise of stock options                    242         346
     Repurchase of common stock                              (1,707)        -
     Purchase of treasury stock                                (907)        -
     Dividends and cash paid on fractional shares            (3,169)     (2,356)
                                                          ----------  ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES    131,992      92,930
                                                          ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             11,640      (7,292)

Cash and cash equivalents at beginning of period             16,955      27,674
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  28,595   $  20,382
                                                          ----------  ----------
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS INCLUDE:

     Cash and due from banks                              $  15,552   $   9,839
     Time deposits with other banks                          13,000       8,500
     Other short-term investments                                43       2,043
                                                          ----------  ----------
                                                          $  28,595   $  20,382
                                                          ----------  ----------
                                                          ----------  ----------
SUPPLEMENTAL DISCLOSURE:

     Interest paid                                        $  31,400   $  23,100
                                                          ----------  ----------
                                                          ----------  ----------
     Income taxes                                         $  3,800    $   2,900
                                                          ----------  ----------
                                                          ----------  ----------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                     CONSOLIDATED FINANCIAL STATEMENTS

                          ORIENTAL FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.    BASIS OF PRESENTATION

The accounting and reporting policies of Oriental Financial Group (The "Group", "Oriental") and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry.

The preparation of financial statements with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period and, as such, these statements include amounts based on judgments and estimates made by Management. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1996 contained in Oriental's annual report.

In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and June 30, 1996, as well as the results of operations and cash flows for the nine months ended March 31, 1997 and March 31, 1996. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.   NATURE OF OPERATIONS

Oriental Financial Group has been incorporated under the laws of the Commonwealth of Puerto Rico under the auspices of Oriental Bank and Trust (the "Bank"), to serve as the bank holding company for the Bank effective January 24,1997. The Group provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and sixteen branches located throughout Puerto Rico. The Bank offers commercial and consumer leasing, consumer lending, investment, money management and brokerage services, corporate and individual trust services and traditional mortgage lending.

3.   INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average of common shares outstanding and common stock equivalent shares after giving retroactive effect to common stock dividends and splits. Common stock equivalents are computed using the Treasury Stock Method. Stock options outstanding under Oriental's stock option plan for officers and employees are common stock equivalents and therefore, considered in the computation of earnings per common share.

On August 26, 1996, Oriental declared a six for five (20%) stock split on common stock held by registered shareholders as of September 30, 1996. As a result, a total of 1,308,712 shares of common stock were issued on October 17, 1996. In addition, on August 14, 1995, Oriental declared a five for four (25%) stock split of its common stock held by registered shareholders as of September 8, 1995. As a result 1,341,316 shares of common stock were distributed on October
2, 1995.   For purposes of the  computation of income per common share, the stock splits were retroactively recognized for the periods presented in the accompanying consolidated financial statements.

The calculation of earnings per common share for the three and nine months ended March 31, 1996 and 1997 are as follows (in thousands):

                                                         THIRD QUARTER ENDED
                                                               MARCH 31
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------

Net income attributable to common stockholders           $  4,605     $  3,811
                                                         --------     --------
Weighted average common shares and stock equivalents
     Average common shares outstanding                      7,907        8,074
     Common stock equivalents-options                         300          287
                                                         --------     --------
          TOTAL                                             8,207        8,361
                                                         --------     --------

Net income per share                                      $  0.56      $  0.46
                                                         --------     --------
                                                         --------     --------

                                                       NINE MONTHS PERIOD ENDED
                                                               MARCH 31
                                                       ------------------------
                                                           1997         1996
                                                        ---------    ---------

Net income attributable to common stockholders          $  11,854    $  10,712
                                                        ---------    ---------

Weighted average common shares and stock equivalents
     Average common shares outstanding                      7,916        8,046
     Common stock equivalents-options                         306          329
                                                        ---------    ---------
          TOTAL                                             8,222        8,375
                                                        ---------    ---------

Net income per share                                      $  1.44      $  1.28
                                                        ---------    ---------
                                                        ---------    ---------

On October 23, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement covers employee compensation plans including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." However, entities electing to remain with the accounting defined in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. Management has decided to remain using the intrinsic value based method of accounting prescribed by APB NO. 25.

4.   INVESTMENT SECURITIES

AVAILABLE FOR SALE SECURITIES

Securities classified as "available for sale" are carried at estimated fair value with net unrealized holding gains or losses, net of estimated income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The estimated fair value of investment securities is based on quoted market prices or dealer quotes. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The amortized cost and estimated fair value of debt and equity securities available for sale by category, are shown below (in thousands):

                                             MARCH 31, 1997            JUNE 30, 1996
                                        ----------------------      -----------------------
                                         AMORTIZED      FAIR       AMORTIZED        FAIR
                                           COST        VALUE          COST          VALUE
                                         --------     --------      ---------     ---------
UNITED STATES GOVERNMENT OBLIGATIONS:
     Due within one year                 $  2,999     $  3,003      $  10,989     $  11,060
     Due from one to five years            61,029       61,002         28,424        28,718
     Due from five to ten years            38,452       37,660         30,197        30,479
                                         --------     --------      ---------     ---------
                                          102,480      101,665         69,610        70,257
                                         --------     --------      ---------     ---------

PUERTO RICO GOVERNMENT OBLIGATIONS:
     Due from one to five years             5,235        5,170          5,320         5,190
     Due from five to ten years                 -            -              8             8
     Due over ten years                    30,095       30,324         33,870        34,259
                                         --------     --------      ---------     ---------
                                           35,330       35,494         39,198        39,457
                                         --------     --------      ---------     ---------

MORTGAGE - BACKED SECURITIES:
     Due from one to five years               495          498            520           500
     Due from five to ten years               175          178            207           212
     Due over ten years                    48,667       49,252         44,744        44,564
                                         --------     --------      ---------     ---------
                                           49,337       49,928         45,471        45,276
                                         --------     --------      ---------     ---------

                                         $187,147     $187,087      $154,279      $154,990
                                         --------     --------      ---------     ---------
                                         --------     --------      ---------     ---------

Mortgage-backed securities available for sale were comprised of (in thousands):

                                            MARCH 31, 1997              JUNE 30, 1996
                                        ----------------------     -----------------------
                                        AMORTIZED       FAIR       AMORTIZED          FAIR
                                           COST        VALUE         COST            VALUE
                                        ----------------------     -----------------------
MORTGAGE - BACKED SECURITIES:
     GNMA                               $  48,924    $  49,499      $  45,019     $  44,810
     FHLMC                                    359          363            394           400
     Mortgage Pass Through Certificates        54           66             58            66
                                        ---------    ---------      ---------     ---------
                                        $  49,337    $  49,928      $  45,471     $  45,276
                                        ---------    ---------      ---------     ---------
                                        ---------    ---------      ---------     ---------

The Puerto Rico government obligations due over ten years category includes a AAA rated mortgage-backed Puerto Rico municipal bond of $29,438,773 which commenced paying down principal on August 1, 1994, and is expected to be fully paid by 1998.

Gross and net unrealized gains and losses from securities available for sale at March 31, 1997, and June 30, 1996, are summarized below (in thousands):


                                               MARCH 31, 1997  JUNE 30, 1996
                                               --------------  -------------

Gross unrealized gains                            $  1,347       $  1,523
Gross unrealized losses                             (1,407)          (812)
                                                  ---------      ---------
Net unrealized gain (loss)                             (60)           711
Deferred income taxes                                   15            178
                                                  ---------      ---------
Net unrealized gain (loss) reported in
     stockholders' equity                           $  (45)      $    533
                                                  ---------      ---------
                                                  ---------      ---------

The aggregate proceeds from sales of securities during the three and nine months period ended on March 31, 1997, and gross realized gains and losses on such sales follows (in thousands):

                                    THREE MONTHS        NINE MONTHS
                                      PERIOD               PERIOD
                                    ------------        -----------
Proceeds from sales                  $  26,467          $  108,957
                                    ------------        -----------
                                    ------------        -----------
Gross realized gains                     $  71          $      480
Gross realized losses                        -                 (96)
                                    ------------        -----------
Net realized gains                       $  71          $      384
                                    ------------        -----------
                                    ------------        -----------

HELD TO MATURITY SECURITIES

Debt securities classified as "held to maturity " are carried at amortized cost. The estimated fair value of investment securities is based on quoted market prices or dealer quotes. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The carrying value and estimated fair value of debt securities held to maturity, by category, are shown below (in thousands):

                                          MARCH 31, 1997     JUNE 30, 1996
                                      --------------------  -----------------
                                      CARRYING     FAIR   AMORTIZED     FAIR
                                        VALUE      VALUE    VALUE       VALUE
                                      --------   --------  ---------  --------
UNITED STATES GOVERNMENT OBLIGATIONS:
     Due from one to five years       $     -    $   -     $    -       $  -
                                      --------   --------  ---------  --------
                                            -        -          -          -
                                      --------   --------  ---------  --------
PUERTO RICO GOVERNMENT OBLIGATIONS:
     Due from one to five years             -        -          -          -
     Due from five to ten years         3,589      3,608      1,013      1,020
     Due over ten years                     -        -        2,583      2,588
                                     ---------   --------  ---------  --------
                                        3,589      3,608      3,596      3,608
                                     ---------   --------  ---------  --------

MORTGAGE - BACKED SECURITIES:
     Due from one to five years           119        119        355        353
     Due from five to ten years         2,441      2,485        621        632
     Due over ten years               187,477    186,399    166,436    165,499
                                     ---------   --------  ---------  --------
                                      190,037    189,003    167,412    166,484
                                     ---------   --------  ---------  --------
                                     $193,626    $192,611  $171,008   $170,092
                                     ---------   --------  ---------  --------
                                     ---------   --------  ---------  --------

The mortgage-backed securities due over ten years category includes approximately $79.7 million of the short end of certain Puerto Rico GNMA Tax exempt serial certificates with an average expected life of 4 to 6 years.

Mortgage-backed securities held to maturity were comprised of the following (in thousands):

                                            MARCH 31, 1997       JUNE 30, 1996
                                        --------------------- ---------------------
                                          CARRYING    FAIR     AMORTIZED   FAIR
                                           VALUE      VALUE      VALUE     VALUE
                                        ---------- ---------- ---------- ----------
MORTGAGE - BACKED SECURITIES:
     GNMA                               $  149,746 $  148,659 $  129,608 $  128,399
     FNMA                                   29,279     28,879     26,876     26,700
     FHLMC                                   7,546      7,628      6,848      6,915
     Mortgage Pass Through Certificates      3,466      3,838      4,080      4,470
                                        ---------- ---------- ---------- ----------
                                        $  190,037 $  189,003 $  167,412 $  166,484
                                        ---------- ---------- ---------- ----------
                                        ---------- ---------- ---------- ----------

Gross and net unrealized gains and losses from securities held to maturity at March 31, 1997, and June 30, 1996, are summarized below (in thousands):


                                          MARCH 31, 1997    JUNE 30, 1996
                                          --------------    -------------

Gross unrealized gains                         $ 1,110         $    879
Gross unrealized losses                         (2,125)          (1,795)
                                               -------         --------
NET UNREALIZED (LOSS)                          $(1,015)        $   (916)
                                               -------         --------
                                               -------         --------

TRADING SECURITIES

At March 31, 1997 and June 30, 1996, the amortized cost and fair market value of securities held for trading were $20,567,000 and $20,629,000 and $322,000 and $331,000, respectively.

Securities classified as "trading" are carried at estimated fair value with realized and unrealized changes in market value recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue arising from trading instruments are included in the statement of income as part of net interest income rather than in the trading profit or loss account.

NEW YORK FHLB STOCK

At March 31, 1997, and June 30, 1996 there was an investment in FHLB stock with a book and estimated market value of $9,804,000 and $7,412,000, respectively. The fair value of such investment is at its redemption value.

5.   LOANS RECEIVABLE

Loans are stated at their outstanding principal balance, less undisbursed portion, unearned interest and an allowance for loan losses. Oriental includes in current income loan origination and commitment fees to the extent they represent reimbursement of underwriting costs incurred in the origination of the loans. Loan fees and costs in excess of currently recognized amounts are deferred and amortized over the estimated life of the loans as an adjustment of the yield using the interest method. Unearned interest on installment loans is recognized as income under a method which approximates the interest method. Interest on loans not made on a discounted basis is credited to income based on the loan principal outstanding at stated interest rates.

The composition of the loan portfolio was as follows (in thousands):

                                                          MARCH 31,   JUNE 30,
                                                            1997        1996
                                                         ---------- -----------
LOANS SECURED BY REAL ESTATE:
   Residential                                           $  208,797 $  190,903
   Commercial                                                 9,643      9,235
   Home equity loans                                          5,252      4,508
   Construction, land acquisition and  land improvements      3,551      4,024
                                                         ---------- -----------

   Less: undisbursed portion of loans in process             (2,148)    (1,336)
                                                         ---------- -----------
      LOANS SECURED BY REAL ESTATE, NET                     225,095    207,334
                                                         ---------- -----------
OTHER LOANS:
   Commercial loans                                           9,120      7,177
   Auto loans                                                17,261     28,234
   Personal loans                                            65,478     51,529
   Personal lines of credit                                   4,647      3,481
   Cash collateral                                            2,638      3,685
   Financing leases                                         203,588    188,511
                                                         ---------- -----------
   Less: unearned interest                                 (41,475)    (38,969)
                                                         ---------- -----------
      OTHER LOANS, NET                                      261,257    243,648
                                                         ---------- -----------

LOANS RECEIVABLE                                            486,352    450,982

ALLOWANCE FOR LOAN LOSSES                                    (4,813)    (4,496)
                                                         ---------- -----------
TOTAL LOANS, NET                                            481,539    446,486

LOANS HELD FOR SALE                                          39,900     29,624
                                                         ---------- -----------

TOTAL LOANS                                              $  521,439 $  476,110
                                                         ---------- -----------
                                                         ---------- -----------

The following table reflects the allowance account activity during the three and nine months ended on March 31, 1997 (in thousands):

                                                        THREE MONTHS   NINE MONTHS
                                                           PERIOD        PERIOD
                                                        ------------   -----------
BALANCE AT BEGINNING OF PERIOD                             $  4,653    $  4,496
Provision for loan losses                                     1,300       3,400
Loans charged-off                                            (1,581)     (3,973)
Recoveries                                                      441         890
                                                        ------------   -----------
BALANCE AT END OF PERIOD                                   $  4,813    $  4,813
                                                        ------------   -----------
                                                        ------------   -----------

The adequacy of the allowance for loan losses is reviewed on a quarterly basis as part of the continuing evaluation of Oriental's assets. The evaluation is based upon a number of factors including among others; historical loan loss experience, current economic conditions, value of the underlying collateral, financial condition of the borrowers and other pertinent factors. The allowance for loan losses covers the total amount of any asset classified as loss, the potential loss exposure of other classified assets, and a percentage of all current loans.

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases and residential mortgage loans.

MORTGAGE BANKING ACTIVITIES

Loans held for securitization into mortgage-backed securities are carried at the lower of cost or estimated market value. These loans are reported as loans held for sale. When mortgage-backed securities are sold, a gain or loss is recognized to the extent that sales proceeds exceed, or are less than, the carrying value of the security sold. Generally, mortgage-backed securities are sold with servicing retained. Ordinarily, the contract servicing fee does not materially differ from normal servicing fee rates. Loan servicing fees are recognized as income when earned. During the three and nine months period ended on March 31, 1997, loans held for securitization totaling $33.7 million and $97.3 million, respectively, were converted into mortgage-backed securities.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights, an intangible asset, represents the cost of originating or purchasing the contractual right to service the loans. The cost of mortgage servicing rights is deferred and amortized in proportion to and over the period of the estimated servicing income.

Effective April 1, 1995, Oriental adopted SFAS No. 122 - "Accounting for Mortgage Servicing Rights." Prior to the implementation of this standard, Oriental treated originated mortgage servicing rights in accordance with SFAS No. 65. SFAS No. 122 amends SFAS 65 and requires capitalization of servicing rights generated through loan origination activities prospectively from the date of implementation, and that impairment of mortgage servicing rights be recognized, to the extent that their book value exceeds fair value. During the three and nine months period ended on March 31,1997, originated mortgage servicing rights totaling $467,000 and $1,157,000, respectively, were capitalized.

IMPAIRED LOANS

In July 1995, Oriental adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114, as amended by SFAS No. 118, requires a creditor to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical method, at the observable market price of the loan or the fair value of collateral if the loan is collateral dependent. This statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, leases, and loans that are evaluated at fair value or at the lower of cost or fair value.

Oriental applies SFAS 114 to all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogenous and are evaluated collectively for impairment.

The balance of impaired commercial loans and leases at March 31, 1997 and their average for the quarter is not significant. Since Oriental's existing practices for the evaluation of impaired loans are not significantly different from the requirements of SFAS No. 114, no impact resulted on Oriental's operations. In addition, the Group continues with the existing practices for income recognition as permitted by SFAS No. 118.

6.   REGULATORY CAPITAL REQUIREMENTS

The Group is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Group's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets, as defined. Management believes that, as of March 31, 1997, Oriental meets all capital adequacy requirements to which it is subject and exceeds all of the requirements to be considered a well capitalized institution under the applicable regulations.

The Group's actual capital amounts and ratios and the minimum required amounts and ratios are presented in the table below (in thousands):

                                                                  TO BE WELL
                                                               CAPITALIZED UNDER
                                              FOR CAPITAL      PROMPT CORRECTIVE
                             ACTUAL        ADEQUACY PURPOSES   ACTION PROVISIONS

                       AMOUNT      RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                      ---------   ------  ---------    -----   ---------  ------
AS OF MARCH 31, 1997
Total Capital         $  86,842   18.81%  $  36,936    8.0%    $  46,170  10.0%
Tier I  Based         $  82,029   17.77%  $  18,468    4.0%    $  27,702   6.0%
Tier I  Capital       $  82,029    8.23%  $  39,858    4.0%    $  49,823   5.0%

AS OF JUNE 30, 1996
Total Capital         $  80,658   19.14%  $  33,710    8.0%    $  42,138  10.0%
Tier I  Based         $  76,162   18.07%  $  16,855    4.0%    $  25,283   6.0%
Tier I  Capital       $  76,162    8.71%  $  34,969    4.0%    $  43,711   5.0%

The Group is a U.S. Department of Housing and Urban Development (HUD) approved and supervised mortgagor and must maintain an excess of current assets over current liabilities and a minimum net worth, as defined by HUD, GNMA, FNMA and FHLMC. The Group is also required to maintain fidelity bond and errors and omissions insurance coverage's based on the balance of its servicing portfolio.

7.   TERM NOTES AND BONDS PAYABLE

At March 31, 1997 and June 30, 1996, Term Notes and Bonds Payable consist of:


   TYPE    MAR. 31, JUNE 30, MATURITY DATE     INTEREST RATE DESCRIPTION
----------------------------------------------------------------------------
TERM NOTE   $  -- $  8,000  SEPTEMBER 1996   Fixed 7.23% (a)
TERM NOTE      --    5,000    OCTOBER 1996   Fixed 7.30% (a)
TERM NOTE   5,500    5,500      APRIL 1997   Fixed 6.50% (a)
TERM NOTE   5,500    5,500        MAY 1997   Fixed 6.50% (a)
TERM NOTE   8,000    8,000    OCTOBER 1998   Fixed 4.81% (b)
TERM NOTE  10,000   10,000   NOVEMBER 1999   Rate at 3/31/97:  4.57% (A) (C)
TERM NOTE  10,000   10,000   DECEMBER 1999   Rate at 3/31/97:  4.41% (A) (C)
TERM NOTE  10,000   10,000    JANUARY 2000   Rate at 3/31/97:  4.41% (A) (C)
TERM NOTE   6,500    6,500   DECEMBER 2000   Rate at 3/31/97:  4.68% (B) (C)
TERM NOTE  20,000   20,000      MARCH 2001   Rate at 3/31/97:  5.00% (B) (C)
TERM NOTE  10,000       --  SEPTEMBER 2001   Rate at 3/31/97:  5.39% (B) (C)
TERM NOTE  30,000       --  SEPTEMBER 2001   Rate at 3/31/97:  5.11% (B) (C)
TERM NOTE   5,000       --   DECEMBER 2001   Rate at 3/31/97:  4.62% (B) (C)
TERM NOTE  15,000       --      MARCH 2007   Rate at 3/31/97:  5.17% (B) (C)
BOND          617      966      APRIL 2008   Fixed rate of 8.38% collateralized
         -----------------                     by FHLMC certificates.
         $136,117 $ 89,466
         -----------------
         -----------------

        (A)  Guaranteed by letters of credit from the FLHB of NY.
        (B) Collateralized with U.S. Treasury Notes and/or mortgage-backed securities.
        (C) The floating rate notes are considered generally hedged through the overall interest rate risk management process discussed in note 8.

8.   INTEREST RATE RISK MANAGEMENT

INTEREST RATE SWAP AGREEMENTS

The following table indicates the types of swaps used and their terms (in thousands):

          MARCH 31, 1997

          Pay fixed swaps - notional amount                 $340,000
          Weighted average pay rate - fixed                    5.69%
          Weighted average receive rate - floating             5.15%
          Maturity (in months)                               4 to 38
          Floating rate - percent of LIBOR                84 to 100%

The agreements were signed to convert short term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties.

Interest rate swap maturities by fiscal year are as follows (in thousands):

              YEARS ENDING
                 JUNE 30,
              ------------
                  1997                          $ 25,000
                  1998                           180,000
                  1999                           125,000
                  2000                            10,000
                                                --------
                                                $340,000
                                                --------
                                                --------

The following table summarizes the changes in notional amounts of swaps outstanding during the nine months period ended on March 31, 1997 (in thousands):

Balance at June 30, 1996                      $  300,000
New swaps                                        150,000
Maturities                                     (110,000)
                                              ----------
Balance at March 31, 1997                     $  340,000
                                              ----------
                                              ----------

INTEREST RATE PROTECTION AGREEMENTS (CAPS)

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

The following table indicates the agreements outstanding (in thousands):

                  March 31, 1997
                  --------------
                  Cap agreements - notional amount      $50,000
                  Cap rate                             6% to 7%
                  Current 90 day LIBOR                    5.75%
                  Maturity (in months)                  2 to 23

S&P INTEREST RATE SWAP

The Group has entered into interest rate swap/hedge agreements with a notional amount of $17,282,100 with major money center banks to manage the Investors CD and IRA exposure to the stock market. Under the terms of the agreements, Oriental will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment.

9.   RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 1996 and June 30, 1996, financial statements to conform with the current period financial statements.

ORIENTAL FINANCIAL GROUP, INC.
SELECTED FINANCIAL DATA
AS OF MARCH 31,1997

     CONDENSED EARNINGS REPORT (IN THOUSANDS):

                                                                  THIRD QUARTER ENDED   NINE MONTH PERIOD ENDED
                                                                        MARCH 31,              MARCH 31,
                                                                  -------------------   -----------------------
                                                                     1997      1996         1997        1996
                                                                  ---------  ---------   ---------  ---------
Interest income    . . . . . . . . . . . . . . . . . . . . . .    $  21,164  $  17,853   $  60,639  $  51,695
Interest expense   . . . . . . . . . . . . . . . . . . . . . .       11,484      9,508      32,895     27,857
                                                                  ---------  ---------   ---------  ---------
   NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . .        9,680      8,345      27,744     23,838
                                                                  ---------  ---------   ---------  ---------

Provision for loan losses    . . . . . . . . . . . . . . . . .        1,300        850       3,400      2,250
Additional loan loss provision . . . . . . . . . . . . . . . .            -          -           -      1,300
                                                                  ---------  ---------   ---------  ---------
   TOTAL LOAN LOSS PROVISION . . . . . . . . . . . . . . . . .        1,300        850       3,400      3,550
                                                                  ---------  ---------   ---------  ---------
   NET INTEREST INCOME AFTER TOTAL PROVISION FOR LOAN LOSSES .        8,380      7,495      24,344     20,288
                                                                  ---------  ---------   ---------  ---------
Service charges, fees and other income . . . . . . . . . . . .        3,197      2,564       9,222      7,106
Mortgage banking activities. . . . . . . . . . . . . . . . . .        1,265        851       2,711      2,321
Net gain on sale of investment securities. . . . . . . . . . .           80         71         396      1,523
   Non - interest expenses . . . . . . . . . . . . . . . . . .        7,356      6,208      20,675     17,915
Special SAIF one-time capitalization assessment. . . . . . . .            -          -       1,823           -
                                                                  ---------  ---------   ---------  ---------
   NET INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . .        5,566      4,773      14,175      13,323
Provision for income taxes . . . . . . . . . . . . . . . . . .          961        963       2,321       2,611
                                                                  ---------  ---------   ---------  ----------
   NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        4,605      3,810      11,854      10,712
                                                                  ---------  ---------   ---------  ----------
   SAIF adjustment, net of income tax effect . . . . . . . . .            -          -       1,333           -
                                                                  ---------  ---------   ---------  ----------
   NET INCOME EXCLUDING SAIF . . . . . . . . . . . . . . . . .    $   4,605  $   3,810   $  13,187  $  10,712
                                                                  ---------  ---------   ---------  ---------
                                                                  ---------  ---------   ---------  ---------
NET INCOME PER SHARE INCLUDING SAIF. . . . . . . . . . . . . .    $    0.56  $    0.46   $    1.44  $    1.28
Per share effect of net SAIF adjustment. . . . . . . . . . . .            -          -        0.16          -
                                                                  ---------  ---------   ---------  ---------
PER SHARE EXCUDING SAIF ADJUSTMENT ( OPERATING PROFITS). . . .    $    0.56  $    0.46   $    1.60  $    1.28
                                                                  ---------  ---------   ---------  ---------
                                                                  ---------  ---------   ---------  ---------
Weighted average common shares and stock equivalents . . . . .    8,207,226  8,360,784   8,221,622   8,376,479
                                                                  ---------  ---------   ---------  ---------
                                                                  ---------  ---------   ---------  ---------

     PER SHARE FIGURES CONSIST OF COMMON SHARES OUTSTANDING AND STOCK OPTION EQUIVALENTS WHICH WERE RETROACTIVELY ADJUSTED FOR THE
     EFFECT OF THE SIX TO FIVE (20%) STOCK SPLIT DISTRIBUTED ON OCTOBER 17, 1996.


     FINANCIAL HIGHLIGHTS (IN THOUSANDS):

     Total bank assets . . . . . . . . . . . . . . . .  $  1,022,000  $  849,000
                                                        ------------  ----------
     Trust assets managed. . . . . . . . . . . . . . .       970,000     841,000
                                                        ------------  ----------
     Assets gathered by broker and dealer. . . . . . .       430,000     267,000
                                                        ------------  ----------
     Loans serviced for third parties. . . . . . . . .    $  473,000  $  363,000
                                                        ------------  ----------

     Investment and trading securities . . . . . . . .    $  434,000  $  330,000
                                                        ------------  ----------
     Loans receivable ,net . . . . . . . . . . . . . .       521,000     470,000
                                                        ------------  ----------
     Deposits. . . . . . . . . . . . . . . . . . . . .       468,000     368,000
                                                        ------------  ----------
     Capital . . . . . . . . . . . . . . . . . . . . .     $  85,600   $  79,300
                                                        ------------  ----------



SELECTED FINANCIAL RATIOS (IN PERCENT):

     Return on average assets. . . . . . . . . . . . .         1.85%       1.81%
     Return on average capital . . . . . . . . . . . .        21.10%      18.96%
     Efficiency ratio. . . . . . . . . . . . . . . . .        52.59%      53.44%
     Expense ratio . . . . . . . . . . . . . . . . . .         1.29%       1.47%
     Average yield in interest - earning assets. . . .         9.23%       9.45%
     Cost of interest - bearing liabilities. . . . . .         5.31%       5.43%
     Interest rate spread. . . . . . . . . . . . . . .         3.92%       4.02%
     Net interest margin . . . . . . . . . . . . . . .         4.23%       4.38%


                         ORIENTAL FINANCIAL GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW SUMMARY


Oriental realized a substantial increase of 21% in net operating profits for the third quarter ended on March 31, 1997. Net operating profits amounted to $4,605,032 compared to $3,810,571 reported for the same quarter last year. The Group's net operating profits for the nine month period ended March 31, 1997 before the one-time industry wide SAIF assessment of $1.3 million (net of tax) increased 23% to $13,186,558 compared to $10,712,326 reported for the same period last year. Annualized return on assets and return on equity for the first nine months of the fiscal year were 1.85% and 21.10% respectively, compared to 1.81% and 18.96% for the first nine months last year.

On a per share basis Oriental Financial Group reported $.56 per share for the third quarter of fiscal 1997 compared to $.46 per share reported for the same period last year, an increase of 22%. The operating income per share for the nine month period ended March 31, 1997 increased to $1.60 versus $1.28 reported for the same period last year, an increase of 25%. (All per share figures have been retroactively adjusted for the six for five stock split distributed on October 17, 1996).

Total assets increased by 20% at March 31, 1997 amounting to $1.02 billion, up from $848.5 million at March 31, 1996. Total assets under management by the Trust department increased by 15% to $970 million from $841 million, mortgage loans serviced to third parties increased 30% to $473 million from $363 million, and assets gathered by Oriental's broker dealer subsidiary increased by 61% to $430 million from $267 million. Total financial assets owned or managed increased 26% to $2.9 billion from $2.3 billion at March 31, 1996.

Stockholders' equity at March 31, 1997 was $85.6 million compared to $79.3 million at March 31, 1996. The Group continues to be a "well capitalized" institution in conformity with regulatory standards. Total risk based and leverage capital ratios as of March 31, 1997 were 18.81% and 8.23%, respectively which are well above the minimum capital ratios required by regulatory agencies. During the quarter, Oriental repurchased 41,200 shares of common stock under its approved repurchase program.

Net interest before provision for loan losses increased 16% to $9.7 million for the third quarter of fiscal year 1997 compared to $8.4 million reported during the same period last year. The nine month period reflects an increase of 16% in net interest income which amounted to $27.7 million for the current fiscal year, compared to $23.8 million for the same period last fiscal year. The increase in net interest income resulted from the growth in the loan portfolio and other interest earning assets. Average interest earning assets increased 20% during the first nine months of fiscal year 1997 amounting to $875.4 million, compared to $728.2 million last year.

Non-interest income, excluding gain on sales of securities, increased 32% to $4.5 million for the quarter ended March 31, 1997, compared to $3.4 million for the quarter ended March 31, 1996. Service charges, fees and other income increased 23% to $3.2 million for the quarter, compared to $2.6 million reported for the same quarter last year. Mortgage banking activities increased 49% to $1.3 million compared to $851,000 reported last year. Net gain on sale of securities amounted to $80,000, compared to $71,000 reported last year.

For the nine month period, service charges, fees and other income increased 30% to $9.2 million, compared to $7.1 million reported for the same period last fiscal year. Income from mortgage banking activities amounted to $2.7 million compared to $2.3 million realized last year. Net gains on sale of investment securities amounted to $400,000 compared to $1.5 million realized last year.

Total non-interest expense increased 19% to $7.4 million during the third quarter ending on March 31, 1997 compared to $6.2 million incurred last year. For the nine month period these expenses increased 16% to $20.7 million excluding the one-time SAIF assessment, compared to $17.9 million incurred during the same period last year. The increase in expenses results from on-going efforts to improve Oriental's managerial and operational support as well as the expenses related to the Group's expanded branches and services. Oriental's efficiency ratio maintained its continued improvement, reaching 52.59% at the end of the quarter, down from 53.44% a year ago.

The provision for loan losses for the third quarter of fiscal 1997 amounted to $1.3 million versus $850,000 for the same quarter last year. For the nine month period ended March 31, 1997 the total provision for loan losses amounted to $3.4 million compared to $3.6 million reported last year.

Management is pleased with the improved earnings performance during the first nine months of fiscal 1997 compared to the earnings level of the previous year. The results strongly indicate that the decisive steps undertaken to improve credit quality, increase fee income, generate higher loan volumes and contain operating costs are working. Management will continue to push these initiatives in the final quarter of 1997 and beyond.

RESULT OF OPERATIONS

As a diversified financial services provider, Oriental's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services provided. Net interest income is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Non-interest income is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker dealer subsidiary, the level of mortgage banking activities, and fees generated from bank accounts.

NET INTEREST INCOME

Net interest income for the third quarter ended on March 31, 1997 was up by $1.3 million or 16% to $9.7 million from $8.4 million posted in the same period of the earlier fiscal year. For the nine months period ended net interest income was up by $3.9 million or 16% to $27.7 million from $23.8 million in the prior fiscal year. The improvement in net interest income during the periods analyzed above was the result of an increase of $1.0 million and $3.7 million, respectively, due to a higher volume of net interest earning assets enhanced by a favorable effect in rate of $303,000 and $196,000, respectively, due to a lower average cost of funds.

The interest rate spread and net interest margin fell to 3.84% and 4.14%, respectively, for the third quarter of 1997 as compared to 3.96% and 4.33% respectively, for the third quarter of 1996. The interest rate spread and net interest margin decreased to 3.92% and 4.23%, respectively, for the nine months ended on March 31, 1997 as compared to 4.02% and 4.38% attained during the same period of the preceding fiscal year. The interest-earning assets to interest-bearing liabilities ratio for the third quarter ended on March 31, 1997 amounted to 105.99% versus 107.52%. Total average interest earning assets exceeded total average interest bearing liabilities by $52.1 million. For the nine month periods ended the ratio amounted to 106.17% versus 107.68% and total average interest earning assets exceeded total average interest bearing liabilities by $50.9 million.

The following table sets forth a detailed analysis of net interest income. Part one presents the dollar amount of and average rates on Oriental's interest-earning assets and liabilities, the ratio of net interest-earning assets over interest-bearing liabilities, the average interest rate spread and the net yield on average interest-earning assets. Part two describes the respective extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Oriental's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.

                                                  THIRD QUARTER ENDED                    THIRD QUARTER ENDED
                                                     MARCH 31, 1997                        MARCH 31, 1996
                                                     --------------                        --------------
                                                           AVERAGE     AVERAGE                  AVERAGE      AVERAGE
                                              INTEREST     BALANCE      RATE      INTEREST      BALANCE       RATE
                                             ---------   ----------    -------    --------    ----------     -------
INTEREST - EARNING ASSETS:
Real estate loans. . . . . . . . . . . .     $  6,325    $  255,664      9.90%     $ 5,532    $  227,127       9.74%
Consumer loans . . . . . . . . . . . . .        2,608        84,267     12.55%       2,405        78,303      12.32%
Commercial loans . . . . . . . . . . . .          292         9,999     11.67%         194         7,630      10.19%
Financing leases . . . . . . . . . . . .        4,810       161,811     11.89%       4,290       149,045      11.51%
                                             ---------   ----------     -------    --------    ----------     -------
TOTAL LOANS. . . . . . . . . . . . . . .       14,035       511,741     11.00%      12,422       462,105      10.76%
                                             ---------   ----------     -------    --------    ----------     -------
Mortgage-backed securities . . . . . . .        4,387       249,312      7.04%       3,638       199,253       7.30%
Investment securities. . . . . . . . . .        2,505       139,906      7.16%       1,477        82,769       7.13%
Other interest - earning assets. . . . .          237        22,161      4.29%         316        25,008       5.07%
                                             ---------   ----------    -------    --------    ----------     -------
TOTAL INVESTMENTS. . . . . . . . . . . .        7,129       411,379      6.93%       5,431       307,030       7.07%
                                             ---------   ----------    -------    --------    ----------     -------
TOTAL INTEREST - EARNING ASSETS. . . . .     $ 21,164    $  923,120      9.19%      17,853    $  769,135       9.29%
                                             ---------   ----------    -------    --------    ----------     -------

INTEREST - BEARING LIABILITIES:
Deposits . . . . . . . . . . . . . . . .     $  5,523    $  459,132      4.88%    $  4,448    $  359,889       4.96%
Repurchase agreements. . . . . . . . . .        2,770       216,523      5.19%       2,456       210,650       4.68%
Lines of credit. . . . . . . . . . . . .           42         1,505     11.07%         186         9,523       7.75%
FHLB advances. . . . . . . . . . . . . .          439        31,617      5.63%         510        35,352       5.78%
FHLB borrowings. . . . . . . . . . . . .          394        26,000      6.15%         400        26,000       6.17%
Bonds payable. . . . . . . . . . . . . .           15           669      8.74%          25         1,147       8.71%
Term notes . . . . . . . . . . . . . . .        1,743       135,500      5.22%       1,036        72,801       5.71%
Interest rate risk management. . . . . .          558    YIELD AJE.      0.55%         447     YIELD AJE.      0.50%
                                             ---------   ----------     -------   ---------    ----------     -------
TOTAL INTEREST - BEARING LIABILITIES . .     $ 11,484    $  870,947      5.34%    $  9,508    $  715,361       5.33%
                                             ---------   ----------     -------   ---------    ----------     -------
NET INTEREST -EARNING ASSETS . . . . . .     $  9,680    $   52,173               $  8,345    $   53,774
                                             ---------   ----------               ---------    ----------
                                             ---------   ----------               ---------    ----------
INTEREST RATE SPREAD . . . . . . . . . .                                 3.84%                                 3.96%
                                                                       --------                               -------
                                                                       --------                               -------
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS . . . . . .                 4.14%                                 4.33%
                                                                       --------                               -------
                                                                       --------                               -------
INTEREST -EARNING ASSETS TO INTEREST-BEARING
  LIABILITIES RATIO. . . . . . . . . . . . . . . . . .                 105.99%                               107.52%
                                                                       --------                              --------
                                                                       --------                              --------


                                                     1997 COMPARED TO 1996
                                                     ---------------------
                                                 INCREASE / (DECREASE) DUE TO:

                                                   VOLUME     RATE       TOTAL
                                                  --------   ---------   -----
INTEREST - EARNING ASSETS:
Real estate loans. . . . . . . . . . . . . . .    $    404   $  389    $   792
Consumer loans . . . . . . . . . . . . . . . .           7      196        203
Commercial loans . . . . . . . . . . . . . . .         (50)     148         97
Financing leases . . . . . . . . . . . . . . .         (92)     612        521
                                                  --------   ---------   -----
TOTAL LOANS. . . . . . . . . . . . . . . . . .         268    1,345      1,613
                                                  --------   ---------   -----

Mortgage-backed securities . . . . . . . . . .       1,402     (653)       749
Investment securities. . . . . . . . . . . . .         981       46      1,028
Other interest - earning assets. . . . . . . .          94     (173)       (79)
                                                  --------   ---------   -----
TOTAL INVESTMENTS. . . . . . . . . . . . . . .       2,477     (779)     1,698
                                                  --------   ---------   -----

TOTAL INTEREST - EARNING ASSETS. . . . . . . .    $  2,745   $  566    $ 3,311
                                                  --------   ---------   -----




INTEREST - BEARING LIABILITIES:
Deposits . . . . . . . . . . . . . . . . . . .    $  1,436  $  (361)   $ 1,075
Repurchase agreements. . . . . . . . . . . . .       (794)    1,108        314
Lines of credit. . . . . . . . . . . . . . . .       (195)       50       (145)
FHLB advances. . . . . . . . . . . . . . . . .        (21)      (50)       (71)
FHLB borrowings. . . . . . . . . . . . . . . .         (1)       (4)        (5)
Bonds payable. . . . . . . . . . . . . . . . .        (10)        0        (10)
Term notes . . . . . . . . . . . . . . . . . .       1,372     (665)       707
Interest Rate Risk Management. . . . . . . . .        (74)      185        111
                                                  --------  --------   -------
TOTAL INTEREST - BEARING LIABILITIES . . . . .    $  1,713  $   263    $ 1,976
                                                  --------  --------   -------

NET INTEREST INCOME  . . . . . . . . . . . . .    $  1,032  $   303    $ 1,335
                                                  --------  --------   -------
                                                  --------  --------   -------

                                                  NINE MONTHS PERIOD ENDED           NINE MONTHS PERIOD ENDED
                                                      MARCH 31, 1997                        MARCH 31, 1996
                                                      --------------                        --------------
                                                           AVERAGE     AVERAGE                  AVERAGE      AVERAGE
                                              INTEREST     BALANCE      RATE      INTEREST      BALANCE       RATE
                                             ---------   ----------    -------    --------    ----------     -------
INTEREST - EARNING ASSETS: . . . . . . .
   Real estate loans . . . . . . . . . .    $  18,145    $  244,764      9.88%    $ 15,282       209,081       9.75%
   Consumer loans. . . . . . . . . . . .        7,663        82,065     12.44%       6,649        71,383      12.36%
   Commercial loans. . . . . . . . . . .          711         8,648     10.96%         713         8,860      10.73%
   Financing leases. . . . . . . . . . .       13,868       155,439     11.90%      13,450       148,369      12.09%
                                             ---------   ----------    -------     --------    ----------     -------
   TOTAL LOANS . . . . . . . . . . . . .       40,387       490,916     10.96%      36,094       437,694      10.98%
                                             ---------   ----------    -------     --------    ----------     -------
   Mortgage-backed securities. . . . . .       12,478       233,270      7.13%       8,693       156,102       7.42%
   Investment securities . . . . . . . .        6,993       129,082      7.22%       5,762       107,062       7.17%
   Other interest - earning assets . . .          781        22,135      4.63%       1,146        27,386       5.50%
                                             ---------   ----------    -------     --------    ----------     -------
   TOTAL INVESTMENTS . . . . . . . . . .       20,252       384,487      7.02%      15,601       290,550       7.15%
                                             ---------   ----------    -------     --------    ----------     -------
   TOTAL INTEREST - EARNING ASSETS . . .    $  60,639    $  875,403      9.23%      51,695    $  728,244       9.45%
                                             ---------   ----------    -------     --------    ----------     -------

INTEREST - BEARING LIABILITIES:. . . . .
   Deposits. . . . . . . . . . . . . . .    $  15,218    $  416,416      4.87%    $ 12,848    $  339,445       5.02%
   Repurchase agreements . . . . . . . .        8,273       224,907      4.90%       7,391       199,475       4.92%
   Lines of credit . . . . . . . . . . .          277         4,681      7.76%         580         9,577       7.93%
   FHLB advances . . . . . . . . . . . .        1,305        31,126      5.59%       1,963        41,716       6.25%
   FHLB borrowings . . . . . . . . . . .        1,202        26,000      6.16%       1,067        22,726       6.23%
   Bonds payable . . . . . . . . . . . .           50           765      8.74%          81         1,250       8.69%
   Term notes. . . . . . . . . . . . . .        4,755       120,611      5.25%       2,953        66,020       5.94%
   Interest Rate Risk Management . . . .        1,815    YIELD AJE.      0.59%         973    YIELD AJE.       0.38%
                                             ---------   ----------    -------     --------    ----------     -------
   TOTAL INTEREST - BEARING LIABILITIES.    $  32,895    $  824,507      5.31%    $ 27,857    $  680,208       5.43%
                                             ---------   ----------    -------     --------    ----------     -------
   NET INTEREST -EARNING ASSETS. . . . .    $  27,744    $   50,896               $ 23,838    $   48,036
                                             ---------   ----------                --------    ----------
                                             ---------   ----------                --------    ----------
   INTEREST RATE SPREAD. . . . . . . . .                                 3.92%                                4.02%
                                                                       -------                               -------
                                                                       -------                               -------
   NET YIELD ON AVERAGE INTEREST-EARNING
     ASSETS. . . . . . . . . . . . . . .                                 4.23%                                4.38%
                                                                       -------                               -------
                                                                       -------                               -------
   INTEREST -EARNING ASSETS TO INTEREST-
     BEARING LIABILITIES RATIO . . . . .                               106.17%                              107.06%
                                                                       -------                               -------
                                                                       -------                               -------

                                                       1997 COMPARED TO 1996
                                                       ---------------------
                                                   INCREASE / (DECREASE) DUE TO:

                                                     VOLUME      RATE     TOTAL
                                                     ------      ----     -----
INTEREST - EARNING ASSETS: . . . . . . . . . .
     Real estate loans . . . . . . . . . . . .     $  2,523   $  340   $  2,863
     Consumer loans. . . . . . . . . . . . . .          951       63      1,015
     Commercial loans. . . . . . . . . . . . .          (22)      20         (2)
     Financing leases. . . . . . . . . . . . .          716     (298)       418
                                                   --------   -------  ---------
     TOTAL LOANS . . . . . . . . . . . . . . .        4,168      125      4,293
                                                   --------   -------  ---------
     Mortgage-backed securities. . . . . . . .        4,462     (678)     3,785
     Investment securities . . . . . . . . . .        1,167       65      1,231
     Other interest - earning assets . . . . .        (173)     (192)      (365)
                                                   --------   -------  ---------
     TOTAL INVESTMENTS . . . . . . . . . . . .        5,456     (805)     4,651
                                                   --------   -------  ---------
     TOTAL INTEREST - EARNING ASSETS . . . . .     $  9,624   $ (680)  $  8,944
                                                   --------   -------  ---------


INTEREST - BEARING LIABILITIES:. . . . . . . .
     Deposits. . . . . . . . . . . . . . . . .     $  3,019   $ (649)  $  2,370
     Repurchase agreements . . . . . . . . . .          922      (40)       882
     Lines of credit . . . . . . . . . . . . .         (296)      (8)      (304)
     FHLB advances . . . . . . . . . . . . . .         (452)    (206)      (658)
     FHLB borrowings . . . . . . . . . . . . .          154      (19)       135
     Bonds payable . . . . . . . . . . . . . .          (31)       0        (31)
     Term notes. . . . . . . . . . . . . . . .        2,628     (826)     1,802
     Interest Rate Risk Management . . . . . .          (29)     872        842
                                                   --------   ------   ---------
     TOTAL INTEREST - BEARING LIABILITIES. . .     $  5,915   $ (876)  $  5,038
                                                   --------   ------   ---------
NET INTEREST INCOME. . . . . . . . . . . . . .     $  3,709   $  196   $  3,906
                                                   --------   ------   ---------
                                                   --------   ------   ---------

INTEREST INCOME

Interest income for the third quarter ended on March 31, 1997 was up by $3.3 million or 19% to $21.2 million from $17.9 million posted in the earlier fiscal year. For the nine months ended interest income grew by $8.9 million or 17% to $60.6 million from $51.7 million reported in the previous fiscal year.

The growth in interest income for the three and nine months ended on March 31,1997 was attributed to a rise of $2.7 million and $9.6 million, respectively, due to a higher volume of interest-earning assets. Average interest earning assets reached $923.1 million and $875.4 million for the quarter and nine months ended March 31, 1997, compared with $769.1 million and $728.2 million for the same periods of fiscal year 1996. To a lesser extent, interest income was negatively affected, by lower yields attained on interest earning assets. The yield on interest-earning assets for the third quarter ended decreased 10 basis points to 9.19% from 9.29% attained in the same period of fiscal 1996 and for the nine months ended fell 22 basis points to 9.23% from 9.45%.

The increase in the average volume of interest earning assets for the periods analyzed was mostly attained through a growth in investment and mortgage backed securities of $57 million or 37% and $50 million or 32%, respectively, for the quarter. The rise in investments is principally in U.S. Government Obligations. The income derived from these securities is exempt for income tax purposes in Puerto Rico. For the nine months ended March 31, 1997, the growth was attained mostly in mortgage backed securities and real estate loans of $77 million or 52% and $36 million or 24%. The rise in mortgage backed securities was due to Oriental's greater use of securitization as a funding vehicle, packaging most of its loan production into GNMA, FNMA and FHLMC certificates.

INTEREST EXPENSE

Interest expense for the three months and nine months ended on March 31, 1997 increased to $11.5 million and $32.9 million, from $9.5 and $27.9 million, reported in the same periods of fiscal year 1996, an increase of $2.0 million or 21% and $5.0 million or 18%, respectively.

The interest expense increase for the periods analyzed was the result of a higher volume of interest bearing liabilities used to fund the increase on interest earning assets. This increase in volume contributed to a rise in total interest expense of $1.7 million and $5.9 million, respectively, for the quarter and nine months ended on March 31, 1997. Average interest bearing liabilities of the Group rose to $870.9 and $824.5 for the three and nine months period ended on March 31, 1997 from $715.4 million and $680.2 million for the same periods of fiscal year 1996, increases of $155 million or 21% and $144 million or 21%, respectively.

The growth in average volume for the periods analyzed was mainly due to the significant increase in the average volume of deposits and term notes. For the third quarter and nine months ended on March 31, 1997 the average volume of deposits grew by $99.2 million or 27% and $77.0 million or 22%, respectively, while the average volume of term notes increased by $62.7 million or 86% and $54.6 million or 82%, respectively. The increase in deposits was concentrated in certificate of deposits, mostly broker and 936 CD's, notwithstanding the repeal of Section 936 by the U.S. Congress in October 1996, and IRA accounts. The rise in average term notes was attributed to four new term notes issued during the first half of the fiscal year.

The effect of higher average volume in interest expense was partially offset by a lower average cost of bearing liabilities. The average cost of funds decreased from 5.33% and 5.43% for the three and nine months ended on March 31, 1996 to 5.34% and 5.31% in fiscal year 1997.

PROVISION FOR LOAN LOSSES

The following table sets forth an analysis of activity in the allowance for loan losses during the periods indicated:

                                       THIRD QUARTER ENDED     NINE MONTHS PERIOD ENDED
                                              MARCH 31                   MARCH 31
                                       ---------------------    -----------------------
                                          1997        1996         1997          1996
                                       ---------   ---------    ---------    -----------
BALANCE AT BEGINNING OF PERIOD         $   4,653   $   3,856    $   4,496    $   3,127
                                       ----------  ---------    ---------    -----------

Provision for loan losses                  1,300         850        3,400        3,550

Loans Charged-off                         (1,582)       (879)      (3,974)      (3,162)
Recoveries                                   442         209          891          521
                                       ----------  ----------   ----------   -----------
Net Charge-off                            (1,140)       (670)      (3,083)      (2,641)
                                       ----------  ----------   ----------   -----------
BALANCE AT END OF PERIOD               $   4,813   $   4,036    $   4,813    $   4,036
                                       ----------  ----------   ----------   -----------
                                       ----------  ----------   ----------   -----------


LOANS CHARGED-OFF
     Consumer                          $     686   $     238    $   1,658    $     956
     Real Estate                               3          87           22          172
     Finance Leases                          879         531        2,226        1,804
     Commercial  and other                    14          23           68          230
                                       ----------  ----------   ----------   -----------
     TOTAL                             $   1,582   $     879    $   3,974    $   3,162
                                       ----------  ----------   ----------   -----------


RECOVERIES:
     Consumer                          $     109   $      40    $     182    $     164
     Real Estate                              15           -           15            -
     Finance Leases                          316         168          692          329
     Commercial and other                      2           1            2           28
                                       ----------  ----------   ----------   -----------
     TOTAL                             $     442   $     209    $     891    $     521
                                       ----------  ----------   ----------   -----------

LOANS:
     Outstanding                       $ 526,253   $ 473,683    $ 526,253    $ 473,683
     Average                           $ 522,844   $ 471,008    $ 504,888    $ 448,021

RATIOS:
     Recoveries to charge-offs              27.9%        23.7%       22.4%        16.5%
     Net charge-off to average loans        0.22%        0.14%       0.61%        0.59%
     Allowance for loan losses to net
     charge-offs                            4.22         6.02        1.56         1.53
     Allowance for loan losses to
      total loans                           0.91%        0.85%       0.91%        0.85%


The provision for loan losses for the third quarter of 1997 was $1.3 million, compared with $850,000 for the same quarter of 1996. For the nine-month period ended March 31, 1997, the provision amounted to $3.4 million versus $3.6 million reported for the same period last year. Last year Oriental provided an additional $1.3 million during December 1995 to increase the loan loss reserve allocated to non-real estate loans (consisting of finance leases, commercial and consumer loans) in response to the growth experienced in these portfolios after Oriental Bank and Trust conversion to a commercial Bank during 1994.

The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risk. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical experience, value of underlying collateral and current economic conditions, among others. Based upon the results of this quarterly analysis, loan loss reserves are computed for each area.

NON-INTEREST INCOME

The following table shows the fees and other non-interest income generated by the Group for the three months ended and nine months ended on March 31, 1997 and 1996 (in thousands):

                                          THIRD QUARTER ENDED  NINE MONTHS PERIOD ENDED
                                                MARCH 31               MARCH 31
                                          -------------------  ------------------------
                                               1997      1996       1997        1996
                                            ---------   ------   ----------  ---------
NON-INTEREST INCOME:
     Bank Service Fees & Charges            $   1,159   $  873   $   3,725   $  2,564
     Trust, money management and brokerage      1,809    1,538       4,875      4,150
          fees
     Mortgage banking activities                1,265      851       2,710      2,321
     Rent and other operating income              229      154         621        393
                                            ---------   ------   ----------  ---------
        TOTAL OPERATING NON-INTEREST INCOME     4,462    3,416      11,932      9,428
Trading account profit                              9      (42)         12         --
Net gain in sale of securities                     71      113         384      1,522
                                            ---------   ------   ----------  ---------
          TOTAL NON-INTEREST INCOME         $   4,542   $3,487   $  12,328   $ 10,950
                                            ---------   ------   ----------  ---------
                                            ---------   ------   ----------  ---------

Recurring non-interest income for the quarter and nine months ended on March 31, 1997 climbed to $4.5 million and $11.9 million, respectively, from $3.4 million and $9.4 million reported in the same periods of the earlier fiscal year, an increase of $1.1 million or 31% and $2.5 million or 27%, respectively. Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, grew to $1.1 million and $3.7 million for the quarter and nine month ended on March 31, 1997 as compared to $873,000 and $2.6 million for same periods of fiscal year 1996 due to solid contributions from fees on deposit accounts and lease handling fees as a result of a larger volume of loans and deposit accounts.

Trust, money management and brokerage fees, which represented 40% of recurring non-interest income for the periods analyzed for the fiscal year 1997 expanded to $1.8 million and $4.9 million, respectively, from $1.5 million and $4.1 million, respectively, in fiscal year 1996. This increase was possible to a larger volume of accounts and assets managed by the trust department and the assets gathered by the broker dealer subsidiary.

Non-operating interest income, which consists mainly of securities and trading gains and losses, for the quarter and nine months ended on March 31, 1997 remained flat at $80,000 and decreased to $396,000 as compared to $71,000 and $1.5 million in the same periods of the earlier fiscal year. This decline was principally due to a gain on sales of $1.4 million realized during the second quarter of fiscal 1996 to offset the additional $1.3 million increase in the provision for loan losses allocated to non-real estate loans, consisting of finance leases, commercial and consumer loans during that same period.

NON-INTEREST EXPENSES

Total non-interest expenses for the second quarter and nine months ended on March 31, 1997 and 1996, were as follows (in thousands):


                                      THIRD QUARTER ENDED     NINE MONTHS PERIOD ENDED
                                           MARCH 31                  MARCH 31
                                     ----------------------   ------------------------
                                        1997       1996         1997            1996
                                     ---------   --------     ---------     ----------
NON-INTEREST EXPENSES:
     Compensation and benefits        $   3,782  $  3,026    $  10,630       $  8,980
     Occupancy and equipment              1,083     1,040        3,139          2,941
     Professional fees                      485       311        1,150            880
     Advertising and promotion              676       444        1,379          1,137
     Insurance                              121       254          670            765
     Real estate owned expenses              17        79          116            141
     Other                                1,192     1,054        3,590          3,071
                                      ---------  --------    ----------      --------
TOTAL RECURRING NON-INTEREST EXPENSES     7,356     6,208       20,674         17,915
     SAIF capitalization assessment           -         -        1,823              -
                                      ---------  --------    ----------      --------
         TOTAL NON-INTEREST EXPENSES  $   7,356  $  6,208    $  22,497       $ 17,915
                                      ---------  --------    ----------      --------
                                      ---------  --------    ----------      --------

Recurring non-interest expenses for the quarter and nine months ended on March 31, 1997 increased by $1.2 million or 19% to $7.4 million and $2.8 million or 15% to $20.7 million, respectively, as compared to $6.2 million and $17.9 million for the same periods of fiscal 1996. The increase results mainly from the ongoing efforts to improve the Group's managerial and operational support as well as the expenses related to the Group's expanded branches and services network.

Employee compensation and benefits increased $756,000 or 25% to $3.8 million and $1.6 million or 18% to $10.6 million from $3.0 million and $9.0 million in the same period of the last fiscal year. The growth in personnel cost was due to increased headcount as a result of the continuos expansion, greater use of incentive pay to compensate sales effort, and an increase in salary expense, due largely to annual merit increases. Full-time equivalent employees, including temporary employees, amounted to 449 at March 31, 1997, up 52 from 397 at March 31, 1996.

All other recurring non-interest expenses for the third quarter and nine months ended on March 31, 1997 grew by $392,000 or 12% to $3.6 million and by $1.1 million or 12% to $10.0 million, respectively, from $3.2 million and $8.9 million, respectively in the same periods of year 1996. This increase is attributed to increases in marketing and business development and general operating costs.

The Group's efficiency ratio, which is the ratio of non-interest expense to the sum of net interest income and recurring non-interest income, improved to 52.59 %, for the first nine months of fiscal 1997, from 53.44% for the same period of fiscal 1996. The expense ratio, which is the ratio of net recurring operating expenses to average interest earning assets, improved to 1.29% for the nine months ended fiscal 1997 compared to 1.56% for the same period of fiscal 1996.

On September 30, 1996 the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund and as such during the first quarter of 1997, Oriental recorded a special reserve of $1.8 million with an estimated income tax benefit of $470,000 to account for the one-time payment of FDIC insurance premium. This bill called for a special one-time charge on institutions holding SAIF deposits on March 31, 1995 of approximately 66 basis point. Beginning in January 1997 institutions currently insured under SAIF will pay lower premiums as result of this special assessment. In Oriental's case, this represents an annual decrease in insurance premiums expense of approximately $650,000 or $162,500 per quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $2.3 million (or 16% of pretax earnings ) for the nine months ended March 31, 1997 compared to $2.6 million (or 19% of pretax earnings) provision recorded the same period of last year. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which is exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

The Group uses an asset and liability approach in accounting for income taxes, as required by SFAS 109. At March 31, 1997, the Group net deferred tax assets amounted to $123,000. Components of gross deferred tax assets are related to the repeal of the reserve method of accounting for losses on loans, alternative minimum tax and other credits, and other temporary differences mainly arising from the deferral of loan origination costs.

The major component of deferred tax liabilities is mainly related with unrealized gains on investment securities available-for sale. The Group had an unrealized loss in the valuation account for investments securities available for sale at March 31, 1997, accordingly, there were no gross deferred tax liabilities at March 31, 1997.

FINANCIAL CONDITION

ASSETS

Following is a brief summary of the institution's financial assets (in thousands):

                                           MARCH 31,     MARCH 31,      JUNE 30
                                             1997          1996           1996
                                        -----------   -----------    -----------
Investments and trading securities $ 434,189 $ 330,419 $ 350,736 Loans receivable and loans held for
     sale, net                              521,439       469,647        476,110
                                        -----------   -----------    -----------
INTEREST EARNING ASSETS                     955,628       800,066        826,846
Non-interest earning assets                  66,733        48,443         50,578
                                        -----------   -----------    -----------
TOTAL ASSETS                            $ 1,021,361   $   848,509    $   877,424
                                        -----------   -----------    -----------
                                        -----------   -----------    -----------

Total bank assets                       $ 1,021,361   $   848,509    $   877,424

Trust assets managed                        970,008       841,300        874,500
Assets gathered by broker and
     dealer                                 430,730       267,100        293,100
Loans serviced for third parties            472,599       362,900        401,300
                                        -----------   -----------    -----------
TOTAL FINANCIAL ASSETS                  $ 2,894,698   $ 2,319,809    $ 2,446,324
                                        -----------   -----------    -----------
                                        -----------   -----------    -----------

At March 31, 1997 Oriental's total assets reached $1.02 billion, an increase of 20% when compared to $848.5 million at March 31, 1996. Total assets at June 30, 1996 were $877 million. Average assets for the first nine months of fiscal 1997 were $949 million compared to $791 million for the same period in fiscal 1996, an increase of $158 million or 20%. Average assets for the year ended June 30, 1996 were $809 million.

Interest earning assets at March 31, 1997 amounted to $955 million compared to $800 million at March 31, 1996. This increase was the combination of a growth in investment and trading securities of $104 million, or 31%, from $330.4 million at March 31, 1996 to $434.2 million at March 31, 1997, assisted by higher volumes in loans receivable and loans held for sale, net of the allowance for loan losses, of $51.8 million, or 11%, from $469.7 million at March 31, 1996 to $521.4 million at March 31, 1997. Interest earning assets amounted to $826.8 million at June 30, 1996.

The increase of $56 million in investments securities, the second largest component of earning assets, is driven by an increase in tax exempt U.S. government obligations of $58.5 millions. These U.S. government Obligations, which are exempt from Puerto Rico taxes, in addition have no prepayment or credit risk, are an attractive investment for Oriental.

Mortgage-backed securities increased by $37.0 million to $260.6 million at March 31, 1997 from $223.6 the previous year, as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During the twelve month period ended March 31, 1997, Oriental converted $138 million of loans held for sale into mortgage-backed securities.

Loans are the largest category of the Group's earning assets and the most profitable. At March 31, 1997, total loans were $521.4 million compared with $469.6 million at March 31, 1996. Real estate loans represented 50.2% of the total portfolio, lease financing 31.5%, consumer loans 16.5%, and commercial loans comprised 1.8%. This compares with 48.5%, 32.5%, 17.2% and 1.8% in 1996 for the same categories, respectively. The growth in loan portfolio was mainly attained due to strong marketing efforts coupled with the launch of new products.

TRUST ASSETS MANAGED

Total assets managed by the trust department increased 18% growing to $970.0 million as of March 31, 1997, up from $841.3 million at March 31, 1996. The most significant assets managed are individual retirement accounts (IRA) which increased to $326.9 million at March 31, 1997 from $292.1 million at March 31, 1996. Oriental Trust offers three IRA products: (1) IRA-Exenta, a tax exempt unit investment trust, (2) Multi-IRA, a taxable fixed income account and (3) Investors IRA, an account who's income is tied to the performance of the stock market. Other assets managed include 401 (K) and Keogh retirement plans, custodian and corporate trust accounts.

ORIENTAL FINANCIAL GATHERED ASSETS

Since its inception in April 1993, Oriental's broker dealer subsidiary has offered a wide range of investment products to its client base. Total assets gathered by the broker dealer from its customer investment accounts increased 61% to $430.7 million at March 31, 1997 from $267.1 million at March 31, 1996.

LOANS SERVICED FOR THIRD PARTIES

The Group's loan administration division services mortgage loans for third parties which include federal agencies such as GNMA, FNMA and FHLMC, as well as
local issuers such as the P.R. Housing Bank.   Total loans serviced for third
parties increased 30% to $472.6 million at March 31, 1997 from $362.9 million at March 31, 1996.

NON -PERFORMING ASSETS

The Group's non-performing assets consist of the sum of non-performing loans, real estate owned and repossessed assets. The following table shows the balance of non-performing assets, as of the dates indicated (in thousands):

                                    MARCH 31,   MARCH 31,    JUNE 30,
                                      1997        1996         1996
                                    ---------   ---------   ---------
Real estate loans                   $  5,284    $  3,423    $  4,069
Financing leases                       3,806       3,925       3,641
Commercial loans                         454         268         301
Consumer loans                         1,755         977       1,228
Construction                             211         926         211
                                    ---------   ---------   ---------
TOTAL NON - ACCRUING LOANS          $ 11,510    $  9,519    $  9,450
                                    ---------   ---------   ---------

Foreclosed real estate              $  1,144    $  1,223    $    842
Repo vehicles                          1,174       1,081         831
Repo equipment                           391         697         486
                                    ---------   ---------   ---------
TOTAL REPOSSESSED ASSETS            $  2,709    $  3,001    $  2,159
                                    ---------   ---------   ---------

TOTAL NON -PERFORMING ASSETS        $ 14,219    $ 12,520    $ 11,609
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

Non - accruing loans to total loans   2.19 %       2.00%        1.97%
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

NON -PERFORMING ASSETS AS A PERCENTAGE (%) OF:

Total assets                          1.39 %       1.48%        1.32%
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------
Total capital                        16.60 %      15.78%       14.53%
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

Detailed information concerning each of the items that comprise non-performing assets follows:

DELINQUENT REAL ESTATE LOANS

Oriental classifies real estate loans delinquent 90 days or more in non-accruing status. Due to the limited supply of land in Puerto Rico, real estate market values have not shown any decline. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. The estimated losses have been considered in the determination of the level of allowances for loan losses as of March 31, 1997, and June 30, 1996. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

DELINQUENT COMMERCIAL BUSINESS LOANS

Commercial business loans are placed on non-accrual basis when they become 90 days past due. The Bank's non-accrual commercial business loans at March 31, 1997 consisted of nine loans amounting to $454,000 (average of $50,418), with two loans having balances exceeding $100,000. Of the total balance, $376,000 are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

DELINQUENT FINANCE LEASES

Leases are placed on non-accrual status when they become 90 days past due. Oriental's non-accrual leases at March 31, 1997 consisted of two hundred and sixty nine auto leases amounting to $2,607,000 (average of $9,700), and one hundred eighty four equipment leases amounting to $1,199,000 (average of $6,500). At March 31, 1997, there were two non-accrual equipment leases over $100,000.

DELINQUENT CONSUMER LOANS

Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-accrual consumer loans consisted of one hundred and eighty-three loans amounting to $1,755,000 (average of $ 9,576 ).

REPOSSESSED ASSETS AND FORECLOSED REAL ESTATE (OREO)

As of March 31, 1997 the inventory of repossessed automobiles consisted of sixty three units amounting to $1.2 million (average of $18,637), and the inventory of repossessed equipment consisted of thirty three units amounting to $386,000 (average of $11,705).

Repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loans losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses.

Foreclosed real estate are initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. At the time of acquisition of properties in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. The carrying value of these properties is estimated to approximate the lower of cost or fair value less estimated cost to sell. Any excess of the carrying value over the estimated fair market value is charged to operations. Therefore, no material losses are expected on the final disposition. Management is actively seeking prospective buyers for these foreclosed real estate properties.

LIABILITIES AND CAPITAL

LIABILITIES

Following is a brief summary of the institution's liabilities (in thousands):


                                     MARCH 31,     MARCH 31,    JUNE 30,
                                       1997          1996         1996
                                    ----------    ----------   ----------
Deposits                            $  467,470    $  368,461   $  382,557
Repurchase agreements                  226,197       213,340      242,335
Other borrowed funds                   214,217       159,490      145,466
                                    ----------    ----------   ----------
INTEREST BEARING LIABILITIES           907,884       741,291      770,358
Non-interest bearing liabilities        28,832        27,899       27,164
                                    ----------    ----------   ----------
TOTAL LIABILITIES                   $  936,716    $  769,190   $  797,522
                                    ----------    ----------   ----------
                                    ----------    ----------   ----------


At March 31, 1997 Oriental's total liabilities reached $937 million, reflecting an increase of $168 million or 22% when compared to $769 million at March 31, 1996. Total liabilities at June 30, 1996 were $798 million. Average total liabilities for the first nine months of fiscal 1997 were $866 million compared with $710 million for the same period in fiscal 1996, and increase of $156 million or 22%. Average total liabilities for the year ended June 30, 1996 were $732 million.

Interest bearing liabilities at March 31, 1997 amounted to $908 million, an increase of $167 million or 22% as compared to $741 million at March 31, 1996. This significant increase was mainly attributable to a growth in deposits of $99 million or 27% and in borrowings of $65 million or 43%.

Total deposits showed growth in all areas as they increased to $467 million at March 31, 1997, from $368 million at March 31, 1996. Demand and saving deposits were up by $18 million, or 21%, to $104 million at March 31, 1997, from $86 million at March 31, 1996, while at the same time consumer and retail time deposits rose by $80 million, or 28%, to $361 million at March 31, 1997, from $281 million at March 31, 1996.

The increase in demand and saving deposits was mainly triggered by two factors. First, the addition of new branches during the last fiscal year provided Oriental a stronger penetration in the island's most populated areas. Last, but more important, was the wider spectrum of consumer banking products available at Oriental during the last twelve months. This new array of services which cater the consumer's most pressing financial and service requirements have improved the Oriental's ability to provide a total financial relationship to regular customers and attract new clients. The increase in time deposits was mainly attained through the rise of broker certificate of deposits and IRA accounts, of $22 million and $21 million, or 78% and 52%, respectively.

As of March 31, 1997 total borrowings amounted to $440 million compared to $373 million at March 31, 1996. Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. The increase in borrowing was mainly due to the issuance of $50 million term notes during the first half of this fiscal year.

The increase in total borrowings was necessary to fund the increase in interest earning assets experienced during the period. A substantial amount of these term notes have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in note 8 of the attached unaudited financial statements.

CAPITAL

The following table sets forth Oriental's capital adequacy data and common stock performance for the periods analyzed:


                                       MARCH 31,   MARCH 31,      JUNE 30,
                                         1997         1996          1996
                                       ---------   ---------     ---------

Total Capital                          $  85,645   $  79,319     $  79,903
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------

Dividends declared                      $  3,169    $  2,356      $  3,186
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------

REGULATORY RATIOS:
     Core Capital (Leverage) Ratio         8.23%       8.91%         8.71%
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------
     Tier 1 Risk Based Capital Ratio      17.77%      18.20%        18.07%
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------
     Total Risk Based Capital Ratio       18.81%      19.17%        19.14%
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------

Book Value                              $  10.79     $  9.79      $  10.04
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------

Dividend Payout Ratio                     26.73%      21.99%        21.62%
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------

Dividend Yield                             3.02%       3.09%         2.86%
                                       ---------   ---------     ---------
                                       ---------   ---------     ---------



At March 31, 1997 Oriental's total capital increased by $6.3 million or 8% to $85.6 million, from $79.3 million at March 31, 1996. This increase was the result of earnings of $15.7 million recorded during the last twelve months, net of $4.0 million dividends paid, increased by $516 thousand from stock options exercised and reduced by $5.0 million used to buy in the open market Oriental shares and a $849,000 negative change in the valuation account for investment securities available for sale.

DIVIDENDS

On August 26, 1996, Oriental declared a six-for-five (20%) stock split on its 6,597,563 shares of common stock outstanding at September 30, 1996. As a result, 1,308,712 shares of common stock were issued on October 17, 1996 thus increasing shares to 7,906,275.

During the third quarter and nine months ended on March 31, 1997, Oriental declared cash dividends of $0.15 per common share and $.40 per common share, respectively. The dividends declared for the periods above amounted to $1.2 million and $3.2 million, respectively, for an annualized dividend payout ratio of 26.73% and dividend yield of 3.02%.

MARKET PRICES AND  STOCKDATA

The Group's common stock is traded in the New York stock Exchange (NYSE) under the symbol OFG. The following table provides the high and low prices of the Group's stock during the third quarter of fiscal 1997 and for the preceding fiscal year as reported by the NYSE. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                          DIVIDEND
                QUARTER ENDED     HIGH         LOW        PER SHARE
              -----------------------------------------------------
              FISCAL 1996
              September 1995   $  12.13     $  10.13      $  0.08
              December 1995       14.50        11.57         0.10
              March 1996          14.58        13.33         0.10
              June 1996           16.15        13.75         0.10

              FISCAL 1997
              September 1996   $  16.35     $  16.25     $  0.125
              December 1996       22.00        18.25        0.125
              March 1997          27.00        20.88         0.15

The price per share on the reported last sale price on the NYSE on March 31, 1997 was $25.13. This represents an increase of 58% from the last sale price at March 31, 1996 of $15.83, already adjusted for the six for five (20%) stock split. The book value at March 31, 1997 rose to $10.79 from $9.79 reported at the same period of the prior fiscal year.

OTHER  INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to its business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the financial position of the Group.

ITEM 2.     CHANGES IN SECURITIES

On January 24, 1997 (the "Effective Date"), the bank holding company reorganization, pursuant to which the Group acquired all of the issued and outstanding shares of Oriental Bank and Trust (except for directors' qualifying shares) was completed. The holding company reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Group, Oriental Bank and Trust and Oriental Interim Bank. On the Effective Date, each share of issued and outstanding common stock of Oriental Bank and Trust, par value $1.00 per share, was exchanged for one share of common stock of the Group, par value $1.00 per share, and the Group thereby became the holding company of Oriental Bank and Trust. The shares of common stock of the Group issued to the former shareholders of Oriental Bank and Trust were not registered under the Securities Act of 1933, pursuant to the exemption contained in section 3 (a) (12) of such Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS-NONE

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Group filed one report on Form 8-K during the quarter ended March 31, 1997. Said report was dated January 30, 1997 and was filed with the Securities and Exchange Commission on January 31, 1997.

Items Reported:

     Item 5 - Other Events

             A.   Holding Company Reorganization ;
             B.   Share Repurchase Program ; and
             C.   Bank's 1996 Stock Option Plan

     Item 7- Financial Statements,  Pro Forma Financial Statements and Exhibits

            (c)  Exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ORIENTAL BANK AND TRUST



DATE:                       By:  /s/  Ricardo N. Ramos
      ------------------        ---------------------------------
                                 Ricardo Ramos
                                 Senior Vice President



DATE:                       By:  /s/  Roberto A. Fernandez
      ------------------        ---------------------------------
                                 Roberto A. Fernandez
                                 Senior Vice President