Form 10-K405
period 1997-06-30
ORIENTAL FINANCIAL GROUP INC
filed 1997-09-29
CIK 1030469

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
                                   ---------

             ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the Fiscal Year Ended June 30, 1997
                                      or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File No. 001-12647

                        ORIENTAL FINANCIAL GROUP  INC.
                        ------------------------------

                Incorporated in the Commonwealth of Puerto Rico

                  IRS Employer Identification No. 66-0259436

                         PRINCIPAL EXECUTIVE OFFICES:
                            268 Munoz Rivera Avenue
                              501 Hato Rey Tower
                          Hato Rey, Puerto Rico 00918
                       Telephone Number: (787) 766-1986

-------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                        Common Stock ($1.00 par value)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No      .
                                                  ------   ------

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any
amendment to this Form 10-K      .
                           ------

As of September 15, 1997 the Group had 8,005,347 shares of common stock outstanding, including 2,032,932 shares held by all directors and officers of the Registrant and by the Group as treasury shares. The aggregate market value of the common stock held by non-affiliates of the Group was $214,291,000, based upon the reported closing price of $35.88 on the New
York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Group's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated herein by reference in response to Item 1 of Part 1.

(2) Portions of the Group's Definitive Proxy Statement relating to the 1997 Group's Stockholders Annual Meeting are incorporated herein by reference in response to Items 10 through 13 of Part 3.

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----

-------------------------------------------------------------------
-------------------------------------------------------------------
PART - 1

ITEM - 1  Business                                               3
ITEM - 2  Properties                                             7
ITEM - 3  Legal Proceedings                                      7
ITEM - 4  Submissions to Matters to Vote of Security Holders     8
-------------------------------------------------------------------

PART - 2

ITEM - 5  Market for Registrant's Common Stock and Related
          Stockholder Matters                                    8
ITEM - 6  Selected Financial Data                                8
ITEM - 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8-23
ITEM - 7A Quantitative and Qualitative Disclosures About
          Market Risk                                            21
ITEM - 8  Financial Statements and Supplementary Data          23-47
ITEM - 9  Submissions to Matters to Vote of Security Holders     48
-------------------------------------------------------------------

PART - 3

ITEM - 10 Directors and Executive Officers of the Registrant     48
ITEM - 11 Executive Compensation                                 48
ITEM - 12 Security Ownership of Certain Beneficial Owners and
          Management                                             48
ITEM - 13 Certain Relationships and Related Transactions         48
-------------------------------------------------------------------

PART - 4

ITEM - 14 Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                  48-49

                                    PART I

ITEM 1 - BUSINESS

Oriental Financial Group (the "Group", "Oriental") was incorporated under the laws of the Commonwealth of Puerto Rico (the "Commonwealth" or "Puerto Rico")on June 1997 in connection with the holding company reorganization of Oriental Bank and Trust (the "Bank"). On January 24, 1997 the Bank holding company reorganization, pursuant to which the Group acquired all of the shares of common stock of the Bank ( except for directors' qualifying shares), was completed. The holding company reorganization was carried out pursuant to an Agreement and Plan of Merger dated as of June 18, 1996, by and between the Group, the Bank and Oriental Interim Bank.

The Bank was founded in 1964 as a federal mutual savings and loan association, it became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, as of June 30, 1994, allows the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico.

The Group provides a wide variety of financial services through a full-service commercial bank with its main office located in San Juan, Puerto Rico and sixteen branches located throughout Puerto Rico. The Bank directly or through its broker-dealer subsidiary, Oriental Financial Services Corp., offers commercial and consumer leasing, consumer lending, investment, money management and brokerage services, corporate and individual trust services and mortgage lending.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956 ( the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ( "the Federal Reserve Board"). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico ("Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured up to $100,000 per depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is further subject to the regulation of the Puerto Rico Finance Board ("Finance Board"). Other agencies, such as the National Association of Security Dealers ("NASD"), and the Securities and Exchange Commission ("SEC"), regulate additional aspects of the Bank's operations. (See "Regulation").

The Group is a legal entity separate and distinct from the Bank and the Bank's subsidiaries. There are various legal limitations governing the extent to which the Bank may extent credit, pay dividends or other wise supply funds to, or engage in transactions with, the Group or certain of its other subsidiaries.

The Group's business is described on pages 1 through 16 of the of the Group's Annual Report to Shareholders for the year ended June 30, 1997, which information is incorporated herein by reference.

REGULATION AND SUPERVISION

GENERAL

The Group is a bank holding company subject to the supervision and regulation of the Federal Reserve Board under the BHC Act. As a bank holding company, the Group's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Group may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all the assets of any company, in the United States including a bank, without the approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC act from engaging in non-banking activities, subject to certain exceptions.

The Bank is subject to extensive regulation and examination by the Commissioner and by the FDIC, which insures its deposits to the maximum extent permitted by law, and subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

HOLDING COMPANY STRUCTURE

The Bank is subject to restrictions under federal law that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or assets purchases. Such transfers are limited to 10% of the transferring institution's capital stock and surplus and, with respect to any affiliate (including the Group), with respect to all affiliates and to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

Under the Federal Reserve Board policy, a bank holding company such as the Group, is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

Because the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors except to the extent (including depositors in the case of depository institution subsidiaries) that the Group is a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (FDIA), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or
(2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and " in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Oriental Bank and Trust is currently the only FDIC-insured depository institution subsidiary of the Bank. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

The principal regular source of cash flow for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Law, the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against, the bank's capital account. The Puerto Rico Banking Law provides that until said capital has been restored to twenty percent (20%) of the original capital, the bank may not declare any dividends. In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividends when the Bank is undercapitalized, when the bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA.

FEDERAL HOME LOAN BANK SYSTEM

The Federal Home Loan Bank ( the "FHLB") system of which the Bank is a member, consists of 12 regional FHLB's governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the Boards of Directors of the FHLB's.

As a system member, the Bank is entitled to borrow from the Federal Home Loan Bank of New York (FHLB-NY) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose are deemed to be not less than 30% of assets, or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portions of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

FDICIA

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers: "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of the four categories. As of June 30, 1997, the Group is a "well-capitalized" institution.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed restoring the depository institution's capital. Significantly undercapitalized depository institutions may be subject to number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

INSURANCE OF ACCOUNTS AND FDIC INSURANCE ASSESSMENTS

The Bank's deposits accounts are insured up to the applicable limits by the SAIF. The insurance of deposit accounts by SAIF subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, insurance of accounts of the Bank may be terminated by the FDIC.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following "supervisory subgroups" : "A", "B", or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions of which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium and, currently, premiums related to deposits assessed by both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund ("SAIF") are to be assessed at a rate of 0 to 27 basis points per $100 deposits. DIFA also provides for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF to bring it up to statutory required levels. Oriental recorded a special reserve of $1.8 million net of taxes of $470,000 during the first quarter of 1997 to account for its share of the one-time payment of FDIC insurance premium. Beginning in January 1997 institutions currently insured under SAIF will pay lower premiums as result of this special assessment. In the Bank's case, this represents an annual decrease in insurance premiums expense of approximately $650,000 or $162,500 per quarter.

REGULATORY CAPITAL REQUIREMENTS

Information about the Group's capital and regulatory capital ratios as of June 30, 1997 and for four previous years is presented in the selected financial data table on page 10 of the Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) (Item 7 herein) and is incorporated herein by reference.

The Federal Reserve Board has adopted a risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and the disallowed portion of deferred tax assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other investments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights, purchased credit card relationships and include a "grandfathered" provision permitting inclusion of certain existing intangibles.

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain string capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to variety of enforcement remedies, including the termination deposit insurance by the FDIC, and to certain restrictions on its business.

Bank regulators have from time to time indicated their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when capital requirements would be imposed and, if so, at what levels and on what terms.

NEW SAFETY AND SOUNDNESS STANDARDS

Section 39 of the FDIA, amended by the FDICIA, requires each federal banking agency to prescribe for all insured depository institutions, standards rating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (ii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (v) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. Pursuant to FDICIA, regulations to implement these operational standards were required to become effective on December 1, 1993.

In August 1995, the FDIC and the other federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit , underwriting, interest rate exposure, asset growth and employee compensation.

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

In addition, an insured state bank (1) that is located in a state which authorized as of September 30, 1991, investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ('registered shares"), and (ii) which during the period beginning September 30 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continues to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo one of four types of specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

In December 1993, the FDIC adopted amendments to its regulations governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA. Under the amendments, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

PUERTO RICO BANKING LAW

As a Puerto Rico chartered commercial bank, the Bank is subject to regulation and supervision by the Commissioner under the Puerto Rico Banking Act of 1933, as amended (the "Banking Law"). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rulemaking power and administrative discretion under the Banking Law. The Commissioner generally examines the Bank at least once every year.

The Banking Law requires that at least ten percent (10%) of the yearly net
income of the Bank be credited annually to a reserve fund.   This appointment
shall be done every year until the reserve fund shall be equal to ten percent (10%) of the total deposits or the total paid-in capital, whichever is greater.

The Banking Law also provides that when the expenditures of a bank are greater that the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the Bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

The Banking Law further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral.

The Banking Law also prohibits loans to any employee of the Bank to exceed $20,000 unless certain requirements have been met. The Banking Law also contains certain restrictions on loans to controlling shareholders (owning 20% or more of the capital stock of the Bank) and firms affiliated with the Bank's lending personnel.

The Banking Law further requires change of control filings. When any person or entity owns, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of the Bank, the acquiring parties must inform the Commissioner of the details not less than sixty (60)
days prior to the date said transfer is to be consummated.   The transfer
shall require the approval of the Commissioner if it results in a change of control of the Bank. Under the Banking Law, a change of control is presumed if the acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Banking Law generally restricts the amount the Bank can lend to one borrower to an amount which may not exceed 15% of the Bank's paid-in capital and reserve fund. The Bank may also not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. As of June 30, 1997, the maximum amount which the Bank could have loaned to one borrower was approximately $4.9 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the Bank, plus its reserve fund. There no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

The Finance Board, which composed of the of the Commissioner, President of the Government Development Bank for Puerto Rico, the President of the Puerto Rico Housing Bank and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated business in the Commonwealth. The Finance Board promulgates regulations which specify maximum rates on various types of loans to individuals. THE FINANCE BOARD HAS ADOPTED REGULATION 26-A, AS AMENDED, WHICH FIXES THE MAXIMUM RATE (ADJUSTED ON A WEEKLY BASIS) WHICH MAY BE CHARGED ON RESIDENTIAL FHA AND VA MORTGAGES. Interest rates on residential conventional and second mortgages consumer loans and commercial loans are not subject to any limitations by Regulation 26-A. The Finance Board also has the authority to regulates maximum finance charges on retail installment sales contracts and for credit card purchases. There is no maximum rate for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

EMPLOYEES

At June 30, 1997 the Group employed 417 persons. None of its employees are represented by a collective bargaining group. The Group considers its employee relations to be good. For information about the Group's employee benefit plans refer to Note 23 of the Group's consolidated financial statements which appears on page 43 of this report under Item 8.

ITEM 2 - PROPERTIES

As of June 30, 1997 the Bank owned approximately 8 branch premises and other facilities throughout the Commonwealth. In addition, as of such date, the Bank leased properties for branch operations and main offices in 8 locations in Puerto Rico. The Bank's management's believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:

  ORIENTAL CENTER - a four story office building located at 908 State Road, Humacao, Puerto Rico. A branch, the accounting, auditing and mortgage servicing departments and the computer center are the main activities conducted at this location. Approximately 60% of the office space is leased to outside tenants

  LAS CUMBRES BUILDING - two story structure located at 1990 Las
  Cumbres Avenue, Rio Piedras, Puerto Rico. A branch, the legal, leasing and mortgage originating departments are the main activities conducted at this location.

ITEM 3 - LEGAL PROCEEDINGS

The Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to its business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART - 2

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales process for the Group's common shares for each quarter during fiscal 1997 and the previous two fiscal years, is included on page 20 of the Group's Annual Report for the year ended June 30, 1997 under the Market Prices, Stock Data and Dividends caption in the MD&A, (Item 7 herein) and is incorporated herein by reference. Information on cash dividends declared for the last three fiscal years is also included on page 20 of the Group's Annual Report for the year ended June 30, 1997 under the Capital caption in the MD&A, (Item 7 herein) and is incorporated herein by reference.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption Dividend Restrictions in Item 1 herein.

On August 26, 1996, Oriental declared a six-for-five (20%) stock split on its 6,597,563 shares of common stock outstanding at September 30, 1996. As a result, 1,308,712 shares of common stock were issued on October 17, 1996 thus increasing shares to 7,906,275.

As of September 15, 1997 the Group had over 2,000 stockholders of record of its Common Stock, including all directors and officers of the Registrant, excluding beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Group's common stock on such date, as quoted on the NYSE was $35.88 per share.

The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships at a special 10% withholding tax rate. If the recipient is foreign corporation or partnership not engaged in trade or business in Puerto Rico the rate of withholding is 10%. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions.

United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department "Withholding Tax Exemption Certificate for the Purpose of
Section 1147" is filed with the withholding agent. U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appears on page 10 in the "Selected Financial Data Table" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and on page 47 in Note 28 under Item 8 - Financial Statements and Supplementary Data and is incorporated by reference herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  REVIEW SUMMARY

Fiscal 1997 marked the eighth consecutive year of increased profitability for Oriental as the Group realized a substantial increase of 21% in net operating profits. The group's net operating profits for the year ended before the one-time industry-wide SAIF assessment of $1.3 million (net of tax) increased to $17.9 million compared from $14.7 million and $12.1 million reported in 1996 and 1995, respectively. On a per share basis net operating profits excluding before the one-time industry-wide SAIF assessment amounted to $2.18, $1.77 and $1.48 for fiscal 1997, 1996 and 1995, respectively. All per share figures have been retroactively adjusted for the six for five stock split distributed on October 1996.

Net income for fiscal 1997 increased to $16.6 million or $2.02 per share compared to $14.7 million or $1.77 per share in fiscal 1996 and $12.1 million or $1.48 per share in fiscal 1995. The Group's earnings growth was led by increases in net interest income and non-interest income, which were driven by a solid growth on loans and fee revenues, partially offset by an increase in the provision for loan losses and by higher operating costs.

The Group's profitability ratios remained strong as return on average assets increased to 1.84% in fiscal 1997 from 1.82% in fiscal 1996 and 1.77% in fiscal 1995 and return on average equity improved to 21.17% from 19.30% and 19.05% for the respective periods. This reflects management's sharp focus on profitability and shareholder value.

Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across all its business lines. Fiscal 1997 also saw Oriental reach a milestone in its asset position. Bank assets passed the $1 billion mark and total assets managed and gathered by our trust, investment brokerage and servicing operations surpassed $2 billion by June 30,1997. Total financial assets owned or managed increased 31% to $3.2 billion at June 30, 1997 from the $2.4 billion owned or managed last year. As of June 30, 1997, total financial assets consisted of $ 1.07 billion owned by the Bank, $1.09 billion managed by the trust, $ 525 million gathered by the broker-dealer and $516 million in mortgages serviced for third parties.

Stockholders' equity at June 30, 1997 reached $89.4 million compared to $79.9 million at June 30, 1996. The Group continues to be a "well capitalized" institution under regulatory standards. Total risk-based and leverage capital ratios as of June 30, 1997 were 18.66% and 8.17%, respectively, which are well above the minimum capital ratios required by regulatory agencies. During the year, Oriental repurchased 182,400 shares of common stock under its approved repurchase program.

Management is pleased with the improved earnings performance of fiscal 1997. The results strongly indicate that the decisive steps undertaken to improve credit quality, increase fee income, generate higher loan volumes and contain operating costs are working. Management will continue to push these initiatives in fiscal 1998 and beyond.

The following pages discuss in detail the different components that resulted in the Group's continued profitability.


----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------------
                                                        --------------------------------------------------------------------
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)
                                                        --------------------------------------------------------------------
                                                           1997           1996           1995           1994           1993
                                                        ---------      ---------      ---------      ---------     ---------
----------------------------------------------------------------------------------------------------------------------------
CONDENSED EARNINGS REPORT:
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                         $  82,629      $  70,447      $  58,143      $  46,475     $  36,395
INTEREST EXPENSE                                           45,098         37,694         30,423         22,843        19,178
                                                       ----------     ----------     ----------     ----------     ---------
NET INTEREST INCOME                                        37,531         32,753         27,720         23,632        17,217
PROVISION FOR LOAN LOSSES                                   4,900          4,600          2,550          2,000         1,575
                                                       ----------     ----------     ----------     ----------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        32,631         28,153         25,170         21,632        15,642
                                                       ----------     ----------     ----------     ----------     ---------
BANK SERVICE CHARGES AND FEES                               4,909          3,801          3,272          1,839         1,087
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                  6,750          5,913          4,379          3,570         1,116
MORTAGE BANKING ACTIVITIES                                  3,972          3,041          2,108          2,821           317
NET GAIN ON SALE OF INVESTMENT SECURITIES AND
 TRADING PROFIT                                               903          1,462            646          1,087         2,104
RENT AND OTHER OPERATING INCOME                               818            545            463            655           872
GAIN ON TERMINATION OF PENSION PLAN                           -              -              564            -             -
INSURANCE SETTLEMENT                                          -              -              -              -           1,960
NON-INTEREST EXPENSES                                      28,498         24,608         21,590         18,752        13,274
SAIF ONE-TIME ASSESSMENT                                    1,823            -              -              -             -
PROVISION FOR INCOME TAXES                                  3,100          3,571          2,905          3,025         1,877
                                                       ----------     ----------     ----------     ----------     ---------
NET INCOME                                                 16,562         14,736         12,107          9,827         7,947
                                                       ----------     ----------     ----------     ----------     ---------
SAIF ADJUSTMENT, NET OF TAXES                               1,333              -              -              -           -
                                                       ----------     ----------     ----------     ----------     ---------
 NET INCOME EXCLUDING SAIF                              $  17,895      $  14,736      $  12,107       $  9,827      $  7,947
                                                       ----------     ----------     ----------     ----------     ---------

 INCOME PER SHARE                                       $    2.02      $    1.77      $    1.48       $   1.51      $   1.15
NET INCOME PER SHARE EXCLUDING SAIF                          2.18           1.77           1.48           1.51          1.15
 DIVIDENDS DECLARED PER SHARE                           $    0.55      $    0.38      $    0.22       $   0.13      $   0.07

AVERAGE NUMBER OF SHARES                                    7,911          8,030          7,648          6,022         5,698
AVERAGE OUTSTANDING EQUIVALENTS                               297            319            522            492           449
                                                       ----------     ----------     ----------     ----------     ---------
 TOTAL AVERAGES SHARES AND EQUIVALENTS                      8,208          8,349          8,170          6,514         6,147
                                                       ----------     ----------     ----------     ----------     ---------

Per share figures were retroactively adjusted for the effect of the six-to-five (20%) stock split distributed on October 17, 1996.
----------------------------------------------------------------------------------------------------------------------------
FISCAL END BALANCES:
----------------------------------------------------------------------------------------------------------------------------
TOTAL BANK ASSETS                                      $1,068,600     $  877,400     $  744,400     $  655,000     $ 522,400
TRUST ASSETS MANAGED                                    1,088,600        874,500        699,000        545,400       300,000
LOANS SERVICED TO THIRD PARTIES                           515,700        401,300        272,900        153,700         6,300
ASSETS GATHERED BY BROKER-DEALER                          524,900        293,100        195,400        153,200        20,000
                                                       ----------     ----------     ----------     ----------     ---------
TOTAL FINANCIAL ASSETS                                 $3,197,800     $2,446,300     $1,911,700     $1,507,300     $ 848,700
                                                       ----------     ----------     ----------     ----------     ---------

INVESTMENT AND TRADING SECURITES                       $  468,594     $  350,736     $  289,106     $  279,303     $ 219,630
LOANS AND LOANS HELD FOR SALE, NET                       532,970        476,110        409,391        339,216       263,234
DEPOSITS                                                  497,542        382,557        313,542        249,192       216,527
BORROWINGS                                                452,731        387,801        332,809        327,870       258,135
CAPITAL                                                $   89,394     $   79,903     $   69,705     $   55,684     $  31,082

----------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL RATIOS (IN PERCENT):
----------------------------------------------------------------------------------------------------------------------------
LEVERAGE CAPITAL                                             8.17%          8.71%          8.89%          8.49%         5.93%
TIER 1 RISK-BASED CAPITAL                                   17.53%         18.07%         17.00%         18.90%        14.12%
TOTAL RISK-BASED CAPITAL                                    18.66%         19.14%         17.73%         19.92%        15.08%
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS (IN PERCENT):
----------------------------------------------------------------------------------------------------------------------------
EXCLUDING INSURANCE CLAIM SETTLEMENT IN 1993, AFTER ISSUANCE 845,000 NEW SHARES
ISSUED IN 1994 AND BEFORE SAIF IN 1997.

RETURN ON AVERAGE CAPITAL                                   21.17%         19.30%         19.05%         26.52%        26.45%
RETURN ON AVERAGE ASSETS                                     1.84%          1.82%          1.77%          1.68%         1.55%
AVERAGE EQUITY TO AVERAGE TOTAL ASSETS                       8.69%          9.44%          9.31%          6.33%         5.86%
EXPENSE RATIO                                                1.34%          1.52%          1.61%          1.80%         2.60%
EFFICIENCY RATIO                                            52.76%         53.43%         59.65%         61.04%        67.12%
----------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION:
----------------------------------------------------------------------------------------------------------------------------
NUMBER OF BANKING OFFICES                                      16             16             15             14            11

RESULT OF OPERATIONS

As a diversified financial services provider, Oriental's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Net interest income is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Non-interest income is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

NET INTEREST INCOME

Net interest income for  fiscal 1997 increased by $4.8 million or 15% to $
37.5 million from $32.7 million in fiscal 1996. In 1995, net interest income totaled $27.7 million. The improvement in net interest income was the result of an increase of $5.0 million due to a higher volume of net interest earning assets partially offset by an unfavorable effect in rate of $242,000 due to a lower average yield of interest-earning assets.

The interest rate spread and net interest margin for fiscal 1997 fell to 3.89% and 4.19%, respectively, as compared to 4.03% and 4.38%, respectively, for fiscal 1996 and 4.04% and 4.36%, respectively, for fiscal 1995. At the end of fiscal 1997 total average interest-earning assets exceeded total average interest bearing liabilities by $50.9 million compared to $50 million and $40 million at the end of fiscal years 1996 and 1995, respectively. The interest-earning assets to interest-bearing liabilities ratio for fiscal 1997 was 106.02% versus 107.18% and 106.72% in fiscal 1996 and fiscal 1995, respectively.

The table on page 12 sets forth a detailed analysis of net interest income. Part one presents the dollar amount of and average rates on Oriental's interest-earning assets and liabilities, the ratio of net interest-earning assets over interest-bearing liabilities, the average interest rate spread and the net yield on average interest-earning assets. Part two describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Oriental's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.

INTEREST INCOME

Oriental's interest income for fiscal 1997 increased by $12.1 million or 17% to $82.6 million from $70.4 million posted in fiscal year 1996. In 1995, interest income totaled $58.1 million.

The growth in interest income results from a rise of $12.6 million due to a higher average volume of interest-earning assets. Average interest-earning assets increased to $896 million in fiscal 1997 compared with $746 million in fiscal 1996 and $635 million in fiscal 1995. To a lesser extent, interest income was negatively affected by $456,000 due to the lower yields attained on interest-earning assets.

The increase in the average volume of interest-earning assets for fiscal 1997 relates primarily to rise in mortgage-backed securities of $69 million or 40% and in real estate loans of $34 million or 16%. The rise in mortgage-backed securities was due to Oriental's greater use of securitization as a funding vehicle, packaging most of its loan production into GNMA and FNMA certificates. The increase in real estate loans was mainly caused by an increase in the conventional loans portfolio. The growth in this product which carries a higher interest rate than other real estate loan products improved the total yield on real estate loans to 9.86% for fiscal 1997 from 9.80% for fiscal 1996.

The yield on interest-earning assets for fiscal 1997 decreased to 9.22% from 9.43% attained in fiscal 1996 and 9.15% in fiscal 1995. The main reason for this decline was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than loan portfolio, as a percentage of total average interest-earning assets. In fiscal 1997, total average investments was 44% of total average interest-earning assets compared to 40% in fiscal 1996. During the year the Group created OBT International Branch as a unit within the Bank under the Puerto Rico International Banking Center Law which invests primarily in U.S. Government securities that provide the Group significant tax advantages.

INTEREST EXPENSE

Interest expense for fiscal 1997 increased to $45.1 million from $37.7 million reported in fiscal 1996, an increase of $7.4 million or 20%. In 1995, interest expense amounted to $30.4 million.

The interest expense increase was the result of a higher volume of interest-bearing liabilities used to fund the increase in interest-earning assets. This increase in volume contributed to a rise in total interest expense of $7.6 million in fiscal 1997. The Group's average interest-bearing liabilities rose by $149 million or 21% to $845 million in fiscal 1997 compared with $696 million during fiscal 1996. During fiscal 1995 average interest bearing liabilities amounted to $595 million.

The growth in average volume was mainly attributed to the significant increase in the average volume of deposits and term notes. For fiscal 1997 the average volume of deposits grew by $85 million or 25% while the average volume of term notes increased by $49 million or 68%. The increase in deposits was concentrated in certificates of deposit, mostly customer and broker CD's, and IRA accounts. The rise in average term notes was attributed to four new term notes issued during the first half of the fiscal year.

The effect of higher average volume in interest expense was partially offset by a lower average cost of interest-bearing liabilities. In spite of a reduction in the volume of the lower-cost 936 funds as a result of the
Section 936 repeal during the first quarter of fiscal 1997, although at a significantly slower pace than anticipated, the average cost of funds decreased eight basis points to 5.33% from 5.41% in fiscal 1996. During fiscal 1995 the average cost of funds was 5.11%. This responds to improvements in the cost of other borrowings, mainly term notes, and in certificate of deposits which experienced a lower interest rate environment.

PART I - NET INTEREST INCOME                     FISCAL 1997                    FISCAL 1996                     FISCAL 1995
                                    ---------------------------------  ------------------------------ ------------------------------
                                       AVERAGE               AVERAGE    AVERAGE              AVERAGE   AVERAGE               AVERAGE
                                       BALANCE    INTEREST    RATE      BALANCE   INTEREST    RATE     BALANCE    INTEREST    RATE
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
INTEREST-EARNING ASSETS:
 REAL ESTATE LOANS                   $  249,364  $  24,591    9.86%  $  215,079 $  21,079     9.80%  $  198,179  $  18,839    0.51%
 CONSUMER LOANS                          82,992     10,400   12.53%      72,167     9,115    12.63%      39,736      4,712   11.86%
 COMMERCIAL LOANS                         8,650      1,204   13.91%       8,382       931    11.10%       7,519        830   11.04%
 FINANCING LEASES                       156,769     18,575   11.85%     148,786    17,863    12.01%     112,078     14,290   12.75%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
 TOTAL LOANS                            497,775     54,770   11.00%     444,414    48,988    11.02%     357,512     38,671   10.83%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------

 MORTAGE-BACKED SECURITIES              240,828     17,138    7.12%     171,757    12,593     7.33%     115,423      8,469    7.34%
 INVESTMENT SECURITIES                  134,697      9,642    7.16%     104,856     7,508     7.16%     128,675      9,204    7.15%
 OTHER INTEREST-EARNING ASSETS           22,526      1,079    4.72%      25,300     1,358     5.34%      33,530      1,799    5.36%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
 TOTAL INVESTMENTS                      398,051     27,859    7.00%     301,913    21,459     7.10%     277,628     19,472    7.01%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------

 TOTAL INTEREST-EARNING ASSETS       $  895,826  $  82,629    9.22%  $  746,327 $  70,447     9.43%  $  635,140  $  58,143    9.15%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------

INTEREST-BEARING LIABILITIES
 DEPOSITS                            $  430,966  $  21,012    4.88%  $  346,344 $  17,386     5.02%  $  263,623  $  11,668    4.43%
 REPURCHASE AGREEMENTS                  225,182     11,340    5.04%     205,748     9,906     4.81%     187,972      8,871    4.72%
 LINES OF CREDIT                          5,070        398    7.75%       9,683       768     7.82%      14,002        915    6.54%
 FHLB ADVANCES                           35,822      2,024    5.65%      38,155     2,342     6.14%      63,840      3,537    5.54%
 FHLB BORROWINGS                         26,000      1,601    6.16%      23,545     1,466     6.23%      13,055      1,048    8.02%
 BONDS PAYABLE                              721         63    8.75%       1,195       104     8.69%       1,686        147    8.70%
 TERM NOTES                             121,195      6,387    5.27%      71,640     4,147     5.79%      50,980      3,148    6.54%
 INTEREST RATE RISK MANAGEMENT        YIELD AJE.     2,273    0.55%   YIELD AJE.    1,575     0.45%   YIELD AJE.     1,089    0.33%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
 TOTAL INTEREST-BEARING LIABILITIES     844,956     45,098    5.33%     696,310    37,694     5.41%     595,158     30,423    5.11%
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------  -------
                                    ------------ ---------- ---------  --------- ---------- --------- ---------- ----------

 NET INTEREST EARNING ASSETS         $   50,870  $  37,531            $  50,017 $  32,753             $  39,982  $  27,720
                                    ------------ ----------            --------- ----------           ---------- ----------

 INTEREST RATE SPREAD                                         3.89%                           4.03%                           4.04%
                                                            ---------                       ---------                        -------

 INTEREST RATE MARGIN                               4.19%                           4.38%                            4.36%
                                                 ----------                      ----------                      ----------

 NET INTEREST-EARNING  ASSETS RATIO     106.02%                         107.18%                         106.72%
                                    ------------                        ---------                      ----------

PART II - INTEREST VARIANCE ANALYSIS    FISCAL 1997 COMPARED  TO 1996           FISCAL 1996 COMPARED  TO 1995
                                       ---------------------------------     -----------------------------------
                                         INCREASE / (DECREASE) DUE TO:           INCREASE / (DECREASE) DUE TO:
                                         VOLUME      RATE         TOTAL       VOLUME           RATE        TOTAL
                                       ---------    -------     --------      --------       -------      -------
INTEREST-EARNING ASSETS:
 REAL ESTATE LOANS                     $  3,381     $  131      $  3,512      $  1,664       $   576      $ 2,240
 CONSUMER LOANS                           1,357        (72)        1,285         4,097           306        4,403
 COMMERCIAL LOANS                            37        236           273            96             5          101
 FINANCING LEASES                           945       (233)          712         4,407          (834)       3,573
                                       ---------    -------     --------      --------       -------      -------
  TOTAL LOANS                             5,720         62         5,782        10,264            53       10,317
                                       ---------    -------     --------      --------       -------      -------

 MORTAGE-BACKED SECURITIES                4,911       (366)        4,545         4,137           (13)       4,124
 INVESTMENT SECURITIES                    2,131          3         2,134        (1,703)            7       (1,696)
 OTHER INTEREST-EARNING ASSETS             (124)      (155)         (279)         (433)           (8)        (441)
                                       ---------    -------     --------      --------       -------      -------
  TOTAL INVESTMENTS                       6,918       (518)        6,400         2,001           (14)       1,987
                                       ---------    -------     --------      --------       -------      -------

 TOTAL INTEREST-EARNING ASSETS         $ 12,638     $ (456)     $ 12,182      $ 12,265       $    39      $12,304
                                       ---------    -------     --------      --------       -------      -------
INTEREST-BEARING LIABILITIES
 DEPOSITS                                 4,125       (499)        3,626      $  4,163       $ 1,555      $ 5,718
 REPURCHASE AGREEMENTS                      979        455         1,434           857           178        1,035
 LINES OF CREDIT                           (363)        (7)         (370)         (326)          179         (147)
 FHLB ADVANCES                             (132)      (186)         (318)       (1,576)          381       (1,195)
 FHLB BORROWINGS                            151        (16)          135           652          (234)         418
 BONDS PAYABLE                              (42)         1           (41)          (43)            -          (43)
 TERM NOTES                               2,611       (371)        2,240         1,382          (383)         999
 INTEREST RATE RISK MANAGEMENT              289        409           698            88           398          486
                                       ---------    -------     --------      --------       -------      -------
 TOTAL INTEREST-BEARING LIABILITIES       7,618       (214)        7,404         5,197         2,074        7,271
                                       ---------    -------     --------      --------       -------      -------

 NET INTEREST EARNING ASSETS           $  5,020    $  (242)      $ 4,778      $  7,068       $(2,035)     $ 5,033
                                       ---------    -------     --------      --------       -------      -------
                                       ---------    -------     --------      --------       -------      -------

PROVISION FOR LOAN LOSSES

For fiscal 1997 the Group provided $4.9 million for loan losses compared with $4.6 million for fiscal 1996, an increase of $300,000 or 7%. The Group provided $2.6 million for fiscal 1995.

The increase in the provision for fiscal 1997 was based mostly on the growth of the Group's portfolio, as well as a rise in net charge-offs experienced by the Group and current and expected economic conditions. Net charge-offs for fiscal 1997 totaled $3.9 million or 0.08% of average loans, compared to $3.2 million or 0.07% in fiscal 1996 and to $3.3 million or 0.09% in fiscal 1995. The level of net charge-offs recorded in fiscal 1997 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios. For fiscal 1997 consumer loan net charge-offs rose $671,000 to $1.6 million from $926,000 in fiscal 1996 and finance lease net charge-offs increased by $341,000 to $2.2 million from $ 1.96 million recorded in fiscal 1996.

The following table sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics for the years ended June 30, (in thousands):

                                                           1997           1996           1995           1994         1993
                                                         ---------      ---------      ---------      ---------    ---------
BALANCE AT BEGINNING OF PERIOD                           $  4,496       $  3,127       $  3,934       $  3,504     $  2,759
                                                         ---------      ---------      ---------      ---------    ---------
PROVISION FOR LOAN LOSSES                                   4,900          4,600          2,550          2,000        1,575

LOANS CHARGED-OFF                                          (5,262)        (3,979)        (3,519)        (1,844)      (1,129)
RECOVERIES                                                  1,274            748            162            274          299
                                                         ---------      ---------      ---------      ---------    ---------
NET CHARGE-OFF                                             (3,988)        (3,231)        (3,357)        (1,570)        (830)
                                                         ---------      ---------      ---------      ---------    ---------
BALANCE AT END OF PERIOD                                 $  5,408       $  4,496       $  3,127       $  3,934     $  3,504
                                                         ---------      ---------      ---------      ---------    ---------
                                                         ---------      ---------      ---------      ---------    ---------

LOANS CHARGED-OFF:
   CONSUMER                                                 1,849          1,131          1,594            868          309
   REAL ESTATE                                                 53            106            147            163            9
   FINANCE LEASES                                           3,248          2,510          1,566            491          638
   COMMERCIAL AND OTHER                                       112            232            212          1,522          173
                                                         ---------      ---------      ---------      ---------    ---------
     TOTAL                                                  5,262          3,979          3,519          1,844        1,129
                                                         ---------      ---------      ---------      ---------    ---------

RECOVERIES:
   CONSUMER                                                   250            204             59             72          277
   REAL ESTATE                                                 30              -             25            202            -
   FINANCE LEASES                                             980            497              -              -            -
   COMMERCIAL AND OTHER                                        14             47             78              -           23
                                                         ---------      ---------      ---------      ---------    ---------
     TOTAL                                                  1,274            748            162            274          299
                                                         ---------      ---------      ---------      ---------    ---------

LOANS:
   OUTSTANDING                                           $537,881       $480,606       $412,519       $343,150     $266.738
   AVERAGE                                               $512,219       $454,777       $366,152       $291,465     $213,267

RATIOS:
   RECOVERIES TO CHARGE-OFFS                                24.21%         18.79%          4.60%         14.86%       26.48%
                                                         ---------      ---------      ---------      ---------    ---------
   NET CHARGE-OFF  TO AVERAGE LOANS                          0.08%          0.07%          0.09%          0.05%        0.04%
                                                         ---------      ---------      ---------      ---------    ---------
   ALLOWANCE FOR LOAN LOSSES TO NET CHARGE-OFFS              1.35           1.39           0.93           2.50         4.22
                                                         ---------      ---------      ---------      ---------    ---------
   PROVISION FOR LOAN LOSSES TO NET CHARGE-OFFS              1.23           1.42           0.76           1.27         1.90
                                                         ---------      ---------      ---------      ---------    ---------
   ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                  1.00%          0.94%          0.76%          1.15%        1.31%
                                                         ---------      ---------      ---------      ---------    ---------

The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risk. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical experience, value of underlying collateral and current economic conditions, among others. Based upon the results of this quarterly analysis, loan loss reserves are computed for each portfolio.

NON-INTEREST INCOME

The following table shows the fees and other non-interest income generated by the Group for the fiscals ended June 30, 1997, 1996 and 1995 (in thousands):


                                                           1997           1996           1995
                                                         ---------      ---------      ---------
NON-INTEREST INCOME:
 BANK SERVICE FEES & CHARGES                             $  4,909       $  3,801       $  3,272
 TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                 6,750          5,913          4,379
 MORTGAGE BANKING ACTIVITIES                                3,972          3,041          2,108
 RENT AND OTHER OPERATING INCOME                              818            545            463
                                                         ---------      ---------      ---------
     TOTAL  RECURRING  NON-INTEREST INCOME                 16,449         13,300         10,222
 TRADING ACCOUNT PROFIT                                        54            (20)           380
 NET GAIN IN SALE OF SECURITIES                               849          1,482            266
 GAIN ON TERMINATION OF PENSION PLAN                            -              -            564
                                                         ---------      ---------      ---------
     TOTAL NON-INTEREST INCOME                           $ 17,352       $ 14,762       $ 11,432
                                                         ---------      ---------      ---------
                                                         ---------      ---------      ---------

In fiscal 1997 recurring non-interest income continued to be a major driver of the Group's earnings improvement as it increased by $3.1 million or 24% to $16.4 million from $13.3 million reported in the earlier fiscal year. In fiscal 1995, these revenues totaled $10.2 million. Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, grew to $4.9 million as compared to $3.8 million in fiscal 1996 due to solid contributions from fees on deposit accounts and lease handling fees as a result of a larger volume of loans and deposit accounts.

Trust, money management and brokerage fees, which represented 41% of recurring non-interest income for fiscal year 1997 grew to $6.7 million from $5.9 million in fiscal year 1996. This increase was possible to a larger volume of accounts and assets managed by the trust department and the assets gathered by the broker dealer subsidiary. Mortgage banking activities which rose to $4 million from $3 million in fiscal 1996, an increase of $1 million or 31%, was another category which contributed to the fiscal 1997 increase. This was mainly attributed to a higher volume of mortgages originated.

Non recurring non-operating interest income, which consists mainly of securities and trading gains and losses, decreased to $ 903,000 for fiscal 1997 compared to $1.5 million in the earlier fiscal year. This decline was principally due to a gain on sales of $1.4 million realized during the second quarter of fiscal 1996 to offset the additional $1.3 million increase in the provision for loan losses allocated to non-real estate loans during that same period. Non-real estate loans consisted of finance leases, commercial and consumer loans.

NON-INTEREST EXPENSES

Total non-interest expenses for the years ended on June 30, 1997, 1996 and 1995, were as follows (in thousands):


                                                           1997           1996           1995
                                                         ---------      ---------      ---------
NON-INTEREST EXPENSES:
 COMPENSATION AND BENEFITS                               $ 14,728       $ 12,732       $ 10,865
 OCCUPANCY AND EQUIPMENT                                    4,295          3,329          3,533
 PROFESSIONAL FEES                                          1,569          1,106            834
 ADVERTISING AND PROMOTION                                  1,987          1,575          1,222
 INSURANCE                                                    801          1,039            932
 REAL ESTATE OWNED EXPENSES                                   150            196            527
 COMMUNICATIONS                                             1,283          1,059            855
 OTHER OPERATING EXPENSES                                   3,685          3,572          2,822
                                                         ---------      ---------      ---------
     TOTAL RECURRING NON-INTEREST EXPENSES                 28,498         24,608         21,590
 SAIF CAPITALIZATION ASSESSMENT                             1,823              -              -
                                                         ---------      ---------      ---------
     TOTAL NON-INTEREST EXPENSES                         $ 30,321       $ 24,608       $ 21,590
                                                         ---------      ---------      ---------
                                                         ---------      ---------      ---------

Recurring non-interest expenses for fiscal 1997 increased by $3.9 million or 16% to $28.5 million as compared to $24.6 million and $21.6 million for fiscals 1996 and 1995. The increase results mainly from the ongoing efforts to improve the Group's managerial and operational support as well as the expenses related to the Group's expanded branches and services network.

Employee compensation and benefits, the Group's largest expense category, increased $2 million or 16% to $14.7 million from $12.7 million in fiscal 1996. For fiscal 1995, they amounted $10.9 million. The growth in personnel cost was led by an increase of $1.5 million or 76% of the total increase due to the increased headcount in response to the expanded sales force and services. The Group's full-time equivalent employees amounted to 417 at June 30,1997, up from 372 at June 30, 1996. The rest of the increase of $480,000 or 24% of the total increase was a result of the greater use of variable based compensation structure to compensate for higher productivity and sales efforts and to annual performance merit increases.

All other recurring non-interest expenses for fiscal 1997 grew by $1.9 million or 16% to $13.8 million from $11.9 million in fiscal 1996. For fiscal 1995, they totaled $10.7 million. This increase was mainly attributed to increases in advertising and promotion of $412,000 or 26% and business development and general operating costs of $550,000 or 12%. The increase in advertising and promotion resulted mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. Increases in communications and loan servicing expenses were the main contributors in the growth of business development and general operating costs.

The performance of the efficiency ratio and the expense ratio, profitability measurement ratios, which remained at better than the peer-group level over the past few fiscal years demonstrates the Group's impetus toward improved operational efficiency and profitability. The efficiency ratio, which is the ratio of non-interest expense to the sum of net interest income and recurring non-interest income, improved to 52.76%, for fiscal 1997 compared to 53.43% and 59.65% for the fiscal years 1996 and 1995, respectively. The expense ratio, which is the ratio of net recurring operating expenses to average interest-earning assets, was 1.34% for fiscal 1997, compared to 1.52% and 1.61% for the fiscal years 1996 and 1995, respectively.

On September 30, 1996 the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund. This bill called for a special one-time charge on institutions holding SAIF deposits on March 31, 1995 of approximately 66 basis points. Accordingly, Oriental recorded a special reserve of $1.8 million net of taxes of $470,000 during the first quarter of 1997 to account for its share of the one-time payment of FDIC insurance premium. Beginning in January 1997 institutions currently insured under SAIF will pay lower premiums as result of this special assessment. In Oriental's case, this represents an annual decrease in insurance premiums expense of approximately $650,000 or $162,500 per quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes for fiscal 1997 amounted to $3.1 million compared with $3.5 million fiscal 1996 and $2.9 million in fiscal 1995. The effective tax rate was 15.8% in fiscal 1997, 19.5% in fiscal 1996 and 19.3% in fiscal 1994. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which is exempt from income taxes, net of the disallowance of expenses attributable to the exempt income. In addition, during 1997 the Group created OBT International Branch as a unit of the Bank to take advantage of additional tax incentives available under the Puerto Rico International Banking Center law. For additional information relating to income taxes refer to Note 20 of the attached Group's financial statements under Item 8 herein which information is incorporated by reference herein.

FINANCIAL CONDITION

ASSETS

Following is a brief summary of the institution's financial assets as of June 30, (in thousands):


                                                          1997           1996           1995
                                                      ------------   ------------   ------------

INVESTMENTS AND TRADING SECURITIES                    $   468,594    $   350,736    $   299,580
 LOANS RECEIVABLE AND LOANS HELD FOR SALE, NET            532,970        476,110        409,391
                                                      ------------   ------------   ------------
INTEREST EARNING ASSETS                                 1,001,564        826,846        708,971
NON-INTEREST EARNING ASSETS                                67,312         50,578         35,427
                                                      ------------   ------------   ------------
TOTAL ASSETS                                          $ 1,068,596    $   877,424    $   744,398
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------

TOTAL BANK ASSETS                                     $ 1,068,596    $   877,424    $   744,398
TRUST ASSETS MANAGED                                    1,088,536        874,500        699,000
LOANS SERVICED FOR THIRD PARTIES                          515,690        401,300        272,900
ASSETS GATHERED BY BROKER AND DEALER                      524,858        293,100        195,400
                                                      ------------   ------------   ------------
TOTAL FINANCIAL ASSETS                                $ 3,197,680    $ 2,446,324    $ 1,911,698
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------


Oriental's total assets at June 30, 1997 reached $1.07 billion, an increase of 22% when compared to $877 million at the end of fiscal 1996. Total assets at June 30, 1995 were $744 million. Average assets for fiscal 1997 were $972 million compared to $804 million for fiscal 1996, an increase of $168 million or 21%. Average assets at June 30, 1995 were $683 million.

At June 30, 1997 interest-earning assets amounted to $1 billion compared to $ 827 million at June 30, 1996. This increase was the combination of a growth in investment and trading securities of $118 million, or 34%, to $ 469 million from $351 million at the end of fiscal 1996, assisted by a higher volume of loans receivable and loans held for sale, net of the allowance for loan losses, of $57 million, or 12%, from $476 million at June 30, 1996 to $533 million at June 30, 1997. Interest earning assets amounted to $709 million at June 30, 1995.

Oriental's investment and trading securities, the second largest component of interest-earning assets, consists mainly of U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is very high quality, approximately 98% is rated AAA at the end of fiscal 1997, and generates a significant amount of tax exempt interest which lowers the Group's effective tax rate. Also during fiscal 1997 the Group formed OBT International Branch as a unit within the Bank under the Puerto Rico International Banking Center Law which will house U.S. mortgage-backed securities in a tax-advantaged setting.

The increase of $118 million in investment and trading securities was driven by a growth in mortgage-backed securities of $65 million or 31% to $278 million at June 30, 1997 from $213 million the previous year, as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During fiscal 1997, Oriental converted $148 million of loans held for sale into mortgage-backed securities. To a lesser extent, the increase in tax exempt U.S. government and agency obligations of $44 million or 64% contributed to the increase in this earning asset component. U.S. government and agency obligations, which picks up a higher after-tax yield since they are exempt from Puerto Rico taxes and have no prepayment or credit risk are an attractive investment for Oriental.

Loans are the largest category of the Group's earning assets and the most profitable. At June 30,1997, total loans were $533 million compared with $476 million at the end of fiscal 1996, for an increase of $57 million or 12%. This rise was led by increases in the real estate and consumer portfolios of $34 million or 15%, and $10 million or 13%, respectively. The growth in Group's loan portfolio was mainly attained due to strong marketing efforts coupled with the launch of new products.

The following table presents the composition of the Group's loan portfolio as of the end of the last five fiscal years (in thousands):


DESCRIPTION             1997        %          1996        %          1995         %          1994        %          1993        %
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE          $ 271,249     50.4    $  236,736     49.2    $  199,119       48.2    $  218,609     63.7    $ 195,408     73.3
CONSUMER                89,957     16.7        80,663     16.7        58,729       14.2        28,989      8.4       23,065      8.6
COMMERCIAL              10,512      1.9         7,398      1.5        12,326        3.0         7,222      2.1        4,942      1.9
FINANCE LEASES         166,660     31.0       155,808     32.4       142,303       34.6        88,330     25.8       43,323     17.1
                     ----------   -----     ----------   -----    -----------     -----   -----------    -----
  TOTAL GROSS          538,378    100.0       480,606    100.0       412,519      100.0       343,150    100.0      266,738    100.0
                                  -----                  -----                    -----                  -----
LOAN LOSSES RESERVE     (5,408)                (4,496)                (3,128)                  (3,934)               (3,504)
                     ----------             ----------            -----------              -----------             ---------
  TOTAL NET          $ 532,970              $ 476,110             $  409,391               $  339,216             $ 262,234
                     ----------             ----------            -----------              -----------             ---------
                     ----------             ----------            -----------              -----------             ---------


As shown above, at June 30, 1997 the loan portfolio mix was similar to the one at the end of the preceding fiscal year as real estate loans represented 50.4% of the total portfolio, while lease financing were 31.0%, consumer loans 16.7%, and commercial loans comprised 1.9%. This compares with 49.2%, 32.4%, 16.7% and 1.5%, respectively, at the end of fiscal 1996 for the same categories.

TRUST ASSETS MANAGED

Total assets managed by the trust department increased 25% growing to $1.09 billion at June 30, 1997, up from $874 million reported at the end of the preceding fiscal year. The most significant assets managed are individual retirement accounts (IRA) which increased to $351 million at June 30, 1997 from $306 million at June 30, 1996. Oriental Trust offers three IRA products: (1) IRA-Exenta, a tax exempt unit investment trust, (2) Multi-IRA, a taxable fixed income account and (3) Investors IRA, for which the yield is tied to the performance of the stock market. Other assets managed include 401 (K) and Keogh retirement plans, custodian and corporate trust accounts.

ORIENTAL FINANCIAL GATHERED ASSETS

Since its inception in April 1993, Oriental's broker-dealer subsidiary has offered a wide range of investment products to its client base. Total assets gathered by the broker-dealer from its customer investment accounts expanded by 79% to $525 million at June 30, 1997 from $293 million at June 30, 1996.

LOANS SERVICED FOR THIRD PARTIES

The Group's loan administration division services mortgage loans for third parties which include federal agencies such as GNMA, FNMA and FHLMC, as well
as local issuers such as the P.R. Housing Bank.   Total loans serviced for
third parties increased 24% to $516 million at June 30, 1997 from $401 million at June 30, 1996.

NON-PERFORMING ASSETS

The Group's non-performing assets consist of the sum of non-performing loans, real estate owned and repossessed assets. The following table shows the balance of non-performing assets, as of June 30, (in thousands):


                                                            1997           1996           1995
                                                         --------       --------       --------
Real estate loans                                        $  5,575       $  4,069       $  4,211
Financing leases                                            4,778          3,641          1,539
Commercial loans                                              814            301            556
Consumer loans                                              2,118          1,228            318
Construction                                                  -              211            926
                                                         --------       --------       --------
TOTAL NON-ACCRUING LOANS                                  13,285          9,450          7,550
                                                         --------       --------       --------
                                                         --------       --------       --------
Foreclosed real estate                                        698            842            800
Repossessed vehicles                                        1,253            831            892
Repossessed equipment                                         486            486            157
                                                         --------       --------       --------
TOTAL REPOSSESSED ASSETS                                    2,437          2,159          1,048
                                                         --------       --------       --------
                                                         --------       --------       --------
TOTAL NON-PERFORMING ASSETS                              $ 15,722       $ 11,609       $  9,399
                                                         --------       --------       --------
                                                         --------       --------       --------
NON-ACCRUING LOANS TO TOTAL LOANS                           2.47%          2.00%          1.84%
                                                         --------       --------       --------
                                                         --------       --------       --------
ALLOWANCE TO TOTAL NON-ACCRUING LOANS                       40.71%         47.58%         41.43%
                                                         --------       --------       --------
                                                         --------       --------       --------
NON-PERFORMING ASSETS AS A PERCENTAGE (%) OF:

TOTAL ASSETS                                                 1.47%          1.32%          1.26%
                                                         --------       --------       --------
                                                         --------       --------       --------
TOTAL CAPITAL                                               17.79%         14.53%         13.48%
                                                         --------       --------       --------
                                                         --------       --------       --------

Detailed information concerning each of the items that comprise non-performing assets follows:

DELINQUENT REAL ESTATE LOANS

Oriental classifies real estate loans delinquent 90 days or more in non-accruing status. Due to the limited supply of land in Puerto Rico, real estate market values have remained stable. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. The estimated losses have been considered in the determination of the level of allowances for loan losses as of June 30,
1997, and June 30, 1996.   Real estate loans are charged-off based on the
specific evaluation of the collateral underlying the loan.

DELINQUENT COMMERCIAL BUSINESS LOANS

Commercial business loans are placed on non-accrual basis when they become 90 days past due. The Bank's non-accrual commercial business loans at June 30, 1997 consisted of twelve loans amounting to $814,000 (average of $67,800), with three loans having balances exceeding $100,000. Of the total balance, $484,000 are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

DELINQUENT FINANCE LEASES

Leases are placed on non-accrual status when they become 90 days past due. Oriental's non-accrual leases at June 30, 1997 consisted of two hundred and sixty two auto leases amounting to $3.3 million (average of $12,600), and one hundred ninety equipment leases amounting to $ 1.5 million (average of $ 7,895). At June 30, 1997, there were two non-accrual equipment leases over $100,000.

DELINQUENT CONSUMER LOANS

Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-accrual consumer loans consisted of three hundred three loans amounting to $2.1 million (average of $6,930).

REPOSSESSED ASSETS AND FORECLOSED REAL ESTATE (OREO)

As of June 30, 1997 the inventory of repossessed automobiles consisted of seventy-one units amounting to $ 1.2 million (average of $17,600 ), and the inventory of repossessed equipment consisted of thirty units amounting to $486,000 (average of $16,200).

Repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses.

Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. At the time of acquisition of properties in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. The carrying value of these properties is estimated to approximate the lower of cost or fair value less estimated cost to sell. Any excess of the carrying value over the estimated fair market value is charged to operations. Therefore, no material losses are expected on the final disposition of OREO's. Management is actively seeking prospective buyers for these foreclosed real estate properties.

LIABILITIES AND CAPITAL

LIABILITIES

Following is a brief summary of the institution's liabilities at June 30, (in thousands):

                                                           1997           1996           1995
                                                        ---------     ----------      ---------
DEPOSITS                                                $ 497,542     $  382,557      $ 313,542
REPURCHASE AGREEMENTS                                     247,915        242,335        195,337
OTHER BORROWED FUNDS                                      204,816        145,466        137,472
                                                        ---------     ----------      ---------
INTEREST BEARING LIABILITIES                              950,273        770,358        646,351
NON-INTEREST BEARING LIABILITIES                           28,929         27,163         28,342
                                                        ---------     ----------      ---------
TOTAL LIABILITIES                                        $979,202       $797,521       $674,693
                                                        ---------     ----------      ---------
                                                        ---------     ----------      ---------


At June 30, 1997 Oriental's total liabilities reached $979 million, reflecting an increase of $181 million or 23% when compared to $798 million at June 30, 1996. Total liabilities at June 30, 1995 were $674 million. Average total liabilities for fiscal 1997 were $887 million compared with $728 million for the same period in fiscal 1996, and increase of $159 million or 18%. Average total liabilities for the year ended June 30, 1995 were $ 637 million.

Interest-bearing liabilities at June 30, 1997 amounted to $950 million, an increase of $180 million or 23% as compared to $770 million at June 30, 1996. This significant increase was the result of a growth in deposits of $115 million or 30% and an increase in borrowings of $ 60 million or 41%.

Deposits, the largest category of the Group's interest -bearing liabilities, showed growth in all areas as they increased to $498 million at June 30, 1997, from $383 million at June 30, 1996. At the end of fiscal 1997 deposits represented 52% of total interest bearing liabilities versus 50% at the end of the preceding fiscal year. Demand and saving deposits were up by $20 million or 23%, to $107 million at June 30, 1997, from $87 million at June 30, 1996 and certificates of deposit rose by $94 million or 32%, to $388 million at June 30, 1997, from $294 million at June 30, 1996.

The increase in demand and saving deposits was mainly triggered by two factors. First, the addition of new branches during the last three fiscal years provided Oriental a stronger penetration in the island's most populated areas. Last, but more important, was the wider spectrum of consumer banking products available at Oriental during the last twelve months. This new array of services which cater the consumer's most pressing financial and service requirements have improved Oriental's ability to provide a total financial relationship to regular customers and attract new clients. The increase in time deposits was mainly attained through the rise of broker certificates of deposit and IRA accounts, of $31 million and $24 million, respectively.

As of June 30, 1997 total borrowings amounted to $453 million compared to $388 million at June 30, 1996. Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. The increase in borrowings was mainly due to increases in advances from the FHLB-NY and in term notes. The increase in term notes was due to the issuance of $60 million in term notes during the first half of this fiscal year. The increase in total borrowings was necessary to fund the increase in interest-earning assets experienced during the period. A substantial number of these term notes have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in the Note 19 of the attached Group's financial statements under Item 8 herein, which information is incorporated by reference herein.

CAPITAL

The following table sets forth Oriental's capital adequacy data and common stock performance at June 30, (in thousands):


                                                           1997           1996           1995
                                                         --------       --------       --------
TOTAL CAPITAL                                            $ 89,394       $ 79,903       $ 69,705
                                                         --------       --------       --------
                                                         --------       --------       --------
DIVIDENDS DECLARED                                       $  4,369       $  3,184       $  1,709
                                                         --------       --------       --------
                                                         --------       --------       --------

REGULATORY RATIOS:
  CORE CAPITAL (LEVERAGE) RATIO                              8.17%          8.71%          8.89%
                                                         --------       --------       --------
                                                         --------       --------       --------
  TIER 1 RISK-BASED CAPITAL RATIO                           17.53%         18.07%         17.00%
                                                         --------       --------       --------
                                                         --------       --------       --------
  TOTAL RISK-BASED CAPITAL RATIO                            18.66%         19.14%         17.73%
                                                         --------       --------       --------
                                                         --------       --------       --------


At June 30, 1997 Oriental's total capital increased by $9.5 million or 12% to $89.4 million, from $79.9 million at June 30, 1996. This increase was the result of earnings of $16.6 million recorded during the fiscal year increased by $454 thousand from stock options exercised and a $380 thousand positive change in the valuation account for investment securities available-for-sale. This increase was offset by $4.4 million in dividends declared and $3.5 million used repurchase Oriental shares in the open market.

The Bank and the Group continue to be a "well capitalized" institution, the highest classification available under the capital standards set by the applicable banking agencies. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. As of June 30, 1997 the Group had a leverage ratio of 8.17%; a Tier 1 risk-based ratio of 17.53%; and a total risk based capital ratio of 18.66% compared to 8.71%, 18.07% and 19.14%, respectively, at the same date in 1996.

MARKET PRICES, STOCK DATA AND DIVIDENDS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. The following table provides the high and low prices of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.


                                              DIVIDEND            BOOK       DIVIDEND           DIVIDEND
  QUARTER ENDED      HIGH            LOW      PER SHARE           VALUE    PAYOUT RATIO          YIELD
--------------------------------------------------------------------------------------------------------
FISCAL 1997                                                      $  11.19     24.4 %             2.63 %
SEPTEMBER 1996     $  16.35       $  16.25       $  0.125
DECEMBER 1996         22.00          18.25          0.125
MARCH 1997            27.00          20.88          0.15
JUNE 1997             28.25          22.75          0.15

FISCAL 1996                                                      $  10.04     21.6 %             2.86 %
SEPTEMBER 1995     $  12.13       $  10.13       $  0.08
DECEMBER 1995         14.50          11.57          0.10
MARCH 1996            14.58          13.33          0.10
JUNE 1996             16.15          13.75          0.10

FISCAL 1995                                                      $   8.71     14.1 %             2.01 %
SEPTEMBER 1994     $  11.63       $  11.08       $  0.03
DECEMBER 1994         10.83           8.25          0.05
MARCH 1995            10.17           8.91          0.05
JUNE 1995             12.92           9.67          0.08



On August 26, 1996, Oriental declared a six-for-five (20%) stock split on its 6,597,563 shares of common stock outstanding at September 30, 1996. As a result, 1,308,712 shares of common stock were issued on October 17, 1996 thus increasing shares to 7,906,275.

The price per share on the reported last sale price on the NYSE on June 30, 1997 was $28.25. This represents an increase of 66% from the last sale price at June 30, 1996 of $ 15.83, already adjusted for the six-for-five (20%) stock split. The book value at June 30, 1997 rose to $11.19 from $10.04 reported at the same period of the prior fiscal year.

During fiscal 1997 and 1996, the Group declared dividends amounting to $4.4 million compared to $3.2 million in fiscal 1996, an increase of $1.2 million or 38%. This represents total dividends declared per common share of $0.55 for fiscal 1997 and $0.38 for fiscal 1996. The Group increased its quarterly dividend from $0.125 to $.015 per share, a 20% increase, during the third quarter of fiscal 1997. For fiscal 1997 the dividend payout ratio and dividend yield amounted to 24.4% and 2.63%, respectively, compared to 21.6% and 2.86%, respectively, in the preceding fiscal year.

Item 7-A required that oriental supply information required by Item 305 of Regulation S-K, which in turn provides that the required information regarding qualitative and quantitative disclosures about market risk must be provided by the bank holding companies for any fiscal year ending after June 15, 1997. This item is herefore probably applicable to Oriental and the required information should be included (some of it may already be included in the discussion on asset/liability management and liquidity included on pages 21 and 22 of the draft)

ASSET/LIABILITY MANAGEMENT

The Group through its Asset and Liability Management Committee (ALCO) has developed policies whose primary goal is to enhance profitability while maintaining an appropriate relationship between the amount of interest-earning assets and interest-bearing liabilities that mature or reprice during the same period. This difference is commonly referred to as a "maturity mismatch" or "gap".

The Group is liability sensitive on a cumulative basis (negative one year gap) due to its fixed rate asset composition being funded with shorter repricing liabilities. However, since the traditional static gap representation does not capture all of the complex factors that influence asset and liability repricings, the Group places greater emphasis on simulation analysis. The Group utilizes different rate and growth scenarios to develop strategies to maintain its net interest income within the prescribed policy limits. The simulations also include the effect of the Group's profitability under different rate scenarios.

The Group utilizes interest rate swaps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. See Note 19 of the Group's Financial Statements under Item 8 herein for more on the Group's overall interest rate risk management process, which information is incorporated herein by reference.

The interest rate swap agreements are subject to the risk of non-performance by the counterparty. The Group enters into interest rate swaps only with the approved investment grade money center banks and major broker/dealers. The Group has established policies that limit the maximum exposure to any one counterparty. These policies are reviewed by the Board of Directors on a yearly basis. At June 30, 1997, the Group had entered into interest rate swap agreements with ten counterparties with a remaining average life of approximately two years.

Given the Group's asset/liability position, the Group is exposed to rising interest rates. At June 30, 1997 given a 200 basis points increase in interest rates, the Group had at risk 5.7% of its projected next year's net interest income. During the fiscal year, net interest income at risk fluctuated between 5% and 5.7%.

The table on page 22 shows the repricing schedule for the Group's total assets and liabilities at June 30, 1997. The table distributes the assets and liabilities in the maturity buckets to compute the "Maturity Mismatch" or "Gap".

LIQUIDITY

Liquidity refers to cash and other investments easily converted into cash that are available to meet unanticipated requirements. The objective of the Group's liquidity management is to ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and the wholesale borrowings maturities, and meet operating expenses. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis.

The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term reverse repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, the repayment of maturing deposits and borrowings.

During the first quarter of fiscal 1997 President Clinton signed into law a bill phasing out the tax incentives offered to manufacturing companies operating in Puerto Rico under Section 936 of the Internal Revenue Code. The phase out of the manufacturing tax benefits will occur over a ten-year period, and the benefits related to the passive income (QPSII) were eliminated effective July 1, 1996. Financial institutions and other eligible borrowers in Puerto Rico have benefited throughout the years from the lower cost of these QPSII funds.

-----------------------------------   ------------     ---------------------------------------------------------------------------
ORIENTAL FINANCIAL GROUP                                                                                NON-INTEREST
INTEREST  RATE SENSITIVITY ANALYSIS      BALANCE        1 YEAR        1 TO 3       3 TO 5       OVER 5      RATE
AS OF JUNE 30, 1997                   JUNE 30,1997      OR LESS       YEARS        YEARS        YEARS   SENSITIVITY         TOTAL
-----------------------------------   ------------     ---------------------------------------------------------------------------

ASSETS

Cash and due from banks                  $  12,812         $  -          $  -         $  -         $  -    $  12,812    $  12,812
Securities purchased under
 agreements to resell                       15,000       15,000             -            -            -            -       15,000
Time deposits with other banks               8,000        8,000             -            -            -            -        8,000
Other short-term investments,
 at cost                                     5,224        5,224             -            -            -            -        5,224
Trading securities, at market               25,276       25,276             -            -            -            -       25,276
Investment securities
 available-for-sale, at market             203,261       27,870        35,427      101,040       38,924            -      203,261
Investment securities
 held-to-maturity, at cost                 201,790            -         1,272            -      200,518            -      201,790
Federal Home Loan Bank (FHLB)
  stock, at cost                            10,043            -             -            -            -       10,043       10,043
Loans held for sale                         29,285       29,285             -            -            -            -       29,285
Loans receivable                           509,093      123,337       150,300       70,033      129,710       35,713      509,093
Allowance for loan losses                   (5,408)            -             -            -            -      (5,408)      (5,408)
Accrued interest receivable                 12,350            -             -            -            -       12,350       12,350
Foreclosed real estate, net                    698            -             -            -            -          698          698
Premises and equipment, net                 19,378            -             -            -            -       19,378       19,378
Other assets, net                           21,794            -             -            -            -       21,794       21,794
Swaps and Caps                             430,000      430,000             -            -            -            -      430,000
                                      ------------     ---------------------------------------------------------------------------
TOTAL ASSETS                          $  1,498,596   $  663,992    $  186,999   $  171,073   $  369,152   $  107,380 $  1,498,596
                                      ------------     ---------------------------------------------------------------------------
                                      ------------     ---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Deposits                                $  497,542   $  310,610     $  85,460    $  17,082    $  61,584    $  22,805   $  497,541
Securities sold under agreements
 to repurchase                             247,915      247,915             -            -            -            -      247,915
Borrowings under lines of credit                 -            -             -            -            -            -          -
Advances and borrowings from
 Federal Home Loan Bank                     89,800       75,800        14,000            -            -            -       89,800
Term notes and bonds payable               115,016      106,500         8,516            -            -            -      115,016
Accrued expenses and other
 liabilities                                28,929            -             -            -            -       28,929       28,929
Stockholders' equity                        89,394            -             -            -            -       89,394       89,394
Swaps and Caps                             430,000      220,000       200,000       10,000            -            -      430,000
                                      ------------     ---------------------------------------------------------------------------
TOTAL LIABILITES AND STOCKHOLDERS'
 EQUITY                                  1,498,596      960,825       307,976       27,082       61,584      141,128    1,498,595
                                      ------------     ---------------------------------------------------------------------------
                                      ------------     ---------------------------------------------------------------------------


Interest Rate Sensitivity Gap                          (296,833)     (120,977)     143,991      307,568      (33,748)
Cummulative Interest Rate
 Sensitivity Gap                                       (296,833)     (417,810)    (273,819)      33,749            0

Gap / Total Assets                                          (20%)          (8%)         10%          21%          (2%)
Cummulative Gap / Total Assets                              (20%)         (28%)        (18%)          2%           0%


The starting point for the maturity buckets are determined based on the stated or final maturities of the Group's assets and liabilities. The following adjustments are then made:

(1) Loans and mortgage-backed securities prepayments are estimated based on the interest rate of the loan or mortgage-backed security, the prevailing interest rate for similar loans or securities and past prepayment experience.

(2) Floating rate assets and liabilities are included in the buckets based on the next repricing date.

(3) Loans held for sale are included in the one year or less maturity bucket as they are packed and sold by the Bank in the normal course of business.

(4) Swap floating rate receive and CAP receive notional amounts are included based on the next repricing date (usually 90 days). Swap fixed rate pay and CAP notional amounts are included based on the final contractual date.

(5) Bonds payable repay based on the prepayments for the FHLMC participation certificates which guarantee the debt. Future repayments are based on the repayment experience to date.

The elimination of the Section 936 tax credit for the Puerto Rico operations of U.S. companies and benefits to QPSII did not have a significant impact on the Group's liquidity position. This was mainly due to the fact that the law change came with plenty of warning, so the Group was able to replace 936 funding with longer-term obligations. During fiscal 1997 the Group locked-in about $185,000 million of non-cancelable long-term funding, with maturities ranging from three to ten years.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial positions and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most individual companies, substantially all of the assets and liabilities of the Group are monetary in nature. As a result, interest rates have a more significant impact on the Group's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily change in the same direction or as much as the prices of goods and services.

RECENT DEVELOPMENTS

CHANGES TO THE PUERTO RICO TAX CODE

On July 22, 1997 the Governor of Puerto Rico signed into law changes to the Puerto Rico Internal Revenue Code of 1994, as amended, that will impact the Group's operations going forward. Under this law effective August 1, 1997, interest earned on FHA, VA loans and securities backed by such loans originated after July 31, 1997, which were previously tax exempt (after-disallowance of related expenses) will begin to pay income taxes except for FHA mortgages for new construction projects. The legislation does not alter the tax-exempt status of FHA and VA loans and securities backed by such loans originated prior to July 31, 1997. This will reduce the amount of tax-exempt mortgages originated in the Puerto Rico market and decrease the overall level of tax-exempt interest earned by Group. Management believes the increased operations of OBT International Branch will mitigate the expected rise on the Group's income taxes as result of this new bill. Thus, management does not expect this change to have a significant impact on the Group's financial condition or results of operations.

The law also allows up to 33% of the IRA funds in Puerto Rico to be invested in the United States. Prior to August 1, 1997, 100% of these funds had to be invested in Puerto Rico. Management expects this change will allow the creation of additional investment products for its IRA clients.

Finally, the law increased the IRA deduction to $3,000 per spouse for taxable years beginning January 1, 1998. The current IRA deduction is $2,500.

STOCK SPLIT

Subsequent to the close of fiscal 1997, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. The stock split will be distributed on October 15, 1997. The pro-forma effect of this stock split on earnings per share is disclosed in the Consolidated Statements of Income under Item 8 herein.

SALE OF MORTGAGE SERVICING DIVISION

Following a competitive bidding process for the sale of the Group's mortgage servicing portfolio, including the $516 million serviced for others, on August 18, 1997, the Group's board of directors instructed management to negotiate with the two highest bidders. Following negotiations, a sales contract with Doral Financial was signed. Management expects the mortgage servicing sale transaction to be completed by October 31, 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Group was given an unqualified opinion for the fiscal year ended June 30, 1997 by its independent accountant ( Price Waterhouse) on a independent's accountant report signed on August 7, 1997. A copy of the independent accountant unqualified opinion appears on page 31 of the Group's Annual Report for the year ended June 30, 1997 and is incorporated herein by reference.

The following indicates the pages were the documents corresponding Group's audited financial statements for the year ended June 30, 1997 are located


Consolidated Statements of Financial Condition as of June 30, 1997 and 1996                               24
Consolidated Statements of Income for each of the years in the three-year period ended June 30, 1997      25
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997  27-28
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year
period ended June 30, 1997                                                                                26
Notes to the Consolidated Financial Statements                                                            29-48


                                       ORIENTAL FINANCIAL GROUP INC.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                            FOR THE YEARS ENDED ON JUNE 30, 1997, 1996 AND 1995
                                               (IN THOUSANDS)


ASSETS
---------------------------------------------------------------------------------------------------------------


                                                                                         1997             1996
                                                                                     ----------       ---------
Cash and due from banks                                                              $   12,812       $   7,089
                                                                                     ----------       ---------
MONEY MARKET INVESTMENTS:
 Securities purchased under agreements to resell                                         15,000           7,129
 Time deposits with other banks                                                           8,000           7,500
 Other short-term investments, at cost                                                    5,224           2,366
                                                                                     ----------       ---------
  TOTAL MONEY MARKET INVESTMENTS                                                         28,224          16,995
                                                                                     ----------       ---------

INVESTMENT SECURITIES AND OTHER INVESTMENTS:

 Trading securities, at market                                                           25,276             331
 Investment securities available-for-sale, at market                                    203,261         154,990
 Investment securities held-to-maturity, at cost                                        201,790         171,008
 Federal Home Loan Bank (FHLB)  stock, at cost                                           10,043           7,412
                                                                                     ----------       ---------
  TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS                                     440,370         333,741
                                                                                     ----------       ---------

LOANS:
 Loans held for sale                                                                     29,285          29,624
 Loans receivable                                                                       509,093         450,982
                                                                                     ----------       ---------
  TOTAL LOANS                                                                           538,378         480,606
 Allowance for loan losses                                                               (5,408)         (4,496)
                                                                                     ----------       ---------
  TOTAL LOANS, NET                                                                      532,970         476,110
                                                                                     ----------       ---------

Accrued interest receivable                                                              12,350          10,068
Foreclosed real estate, net                                                                 698             842
Premises and equipment, net                                                              19,378          17,935
Other assets, net                                                                        21,794          14,644
                                                                                     ----------       ---------

TOTAL ASSETS                                                                         $1,068,596       $ 877,424
                                                                                     ----------       ---------
                                                                                     ----------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

Deposits                                                                             $  497,542       $ 382,557
Securities sold under agreements to repurchase                                          247,915         242,335
Borrowings under lines of credit                                                              -          10,000
Advances and borrowings from Federal Home Loan Bank                                      89,800          46,000
Term notes and bonds payable                                                            115,016          89,466
Accrued expenses and other liabilities                                                   28,929          27,163
                                                                                     ----------       ---------
 TOTAL LIABILITIES                                                                      979,202         797,521
                                                                                     ----------       ---------
                                                                                     ----------       ---------

Commitments and contingencies                                                                -               -
                                                                                     ----------       ---------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value; 5,000,000 shares authorized; none issued
 Common stock, $1 par value; 10,000,000 shares authorized; 7,989,787
  and 7,960,019 issued and outstanding in 1997 and 1996, respectively                     7,990           6,633
 Additional paid-in capital                                                              28,631          31,234
 Legal surplus                                                                            4,002           2,498
 Retained earnings                                                                       49,694          39,005
 Treasury stock, at cost,  81,200 shares at June 30, 1997                                (1,836)             -
 Unrealized gain on securities available-for-sale, net of taxes                             913             533
                                                                                     ----------       ---------
 TOTAL STOCKHOLDERS' EQUITY                                                              89,394          79,903
                                                                                     ----------       ---------
                                                                                     ----------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                          $1,068,596       $ 877,424
                                                                                     ----------       ---------
                                                                                     ----------       ---------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONSOLIDATED FINANCIAL STATEMENTS

                          ORIENTAL FINANCIAL GROUP INC.
                        CONSOLIDATED STATEMENT OF INCOME
             FOR THE YEARS ENDED ON JUNE 30, 1997, 1996, AND 1995
               (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                           1997          1996           1995
                                                          -------       -------        -------
INTEREST INCOME:
 Loans                                                    $54,770       $48,988        $38,671
 Mortgage-backed securities                                17,138        12,593          8,469
 Investment securities                                      9,642         7,508          9,204
 Other interest-earning assets                              1,079         1,358          1,799
                                                          -------       -------        -------
  TOTAL INTEREST INCOME                                    82,629        70,447         58,143
                                                          -------       -------        -------
                                                          -------       -------        -------

INTEREST EXPENSE:
 Deposits                                                  21,012        17,386         11,668
 Securities sold under agreements to repurchase            11,340         9,906          8,871
 Other borrowed funds and interest rate risk management    12,746        10,402          9,884
                                                          -------       -------        -------
  TOTAL INTEREST EXPENSE                                   45,098        37,694         30,423
                                                          -------       -------        -------
                                                          -------       -------        -------

  Net interest income                                      37,531        32,753         27,720

PROVISION FOR LOAN LOSSES                                   4,900         4,600          2,550
                                                          -------       -------        -------
  Net interest income after  provision for loan losses     32,631        28,153         25,170
                                                          -------       -------        -------
NON-INTEREST INCOME:
 Bank service charges and fees                              4,909         3,801          3,272
 Trust, money management and brokerage fees                 6,750         5,913          4,379
 Mortgage banking activities                                3,972         3,041          2,108
 Gain on sale of investment securities                        849         1,482            266
 Trading account income                                        54          (20)            380
 Gain on termination of pension plan                          -             -              564
 Rent and other operating income                              818           545            463
                                                          -------       -------        -------
  TOTAL NON-INTEREST INCOME                                17,352        14,762         11,432
                                                          -------       -------        -------
                                                          -------       -------        -------

NON-INTEREST EXPENSES:
 Compensation and benefits                                 14,728        12,732         10,865
 Occupancy and equipment                                    4,295         3,329          3,533
 Professional fees                                          1,569         1,106            834
 Advertising and promotion                                  1,987         1,575          1,222
 Real estate owned expenses                                   150           196            527
 Insurance, including deposit insurance                       801         1,039            932
 Communications                                             1,283         1,059            855
 Other                                                      3,685         3,572          2,822
 SAIF one-time capitalization assessment                    1,823           -              -
                                                          -------       -------        -------
  TOTAL NON-INTEREST EXPENSE                               30,321        24,608         21,590
                                                          -------       -------        -------
                                                          -------       -------        -------

  INCOME BEFORE INCOME TAXES                               19,662        18,307         15,012

Provision for income taxes                                  3,100         3,571          2,905
                                                          -------       -------        -------

  NET INCOME                                              $16,562       $14,736        $12,107
                                                          -------       -------        -------
                                                          -------       -------        -------
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
 Average common shares outstanding                          7,911         8,030          7,648
 Average common stock equivalents - options                   297           319            522
                                                          -------       -------        -------
  TOTAL                                                     8,208         8,349          8,170
                                                          -------       -------        -------
                                                          -------       -------        -------

INCOME PER COMMON SHARE                                   $  2.02       $  1.77        $  1.48
                                                          -------       -------        -------
                                                          -------       -------        -------

PRO-FORMA INCOME PER COMMON SHARE AFTER RETROACTIVE
EFFECT OF STOCK SPLIT DECLARED ON AUGUST 11, 1997
(UNAUDITED; NOTE 28)                                      $  1.61       $  1.41          $  1.19
                                                          -------      --------        ---------
                                                          -------      --------        ---------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                 THESE CONSOLIDATED FINANCIAL STATEMENTS

                                   ORIENTAL FINANCIAL GROUP INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED ON JUNE 30, 1997, 1996 AND 1995
                                          (IN THOUSANDS)

                                                                       1997          1996          1995
                                                                  -------------  ------------  ------------
COMMON STOCK:
 Balance at beginning of period                                    $ 6,633       $ 5,334      $ 3,663
 Six-for-five stock split                                            1,318           -            -
 Five-for-four stock split                                               -         1,341          -
 Four-for-three stock split                                                          -          1,264
 Public offering, net                                                                -            120
 Stock options exercised                                               120            98          287
 Common stock repurchased and retired                                  (88)         (140)         -
 Directors' qualifying shares                                            7           -            -
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                           7,990         6,633        5,334
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
ADDITIONAL PAID - IN CAPITAL:
 Balance at beginning of period                                     31,234        34,528       32,467
 Six-for-five stock split                                           (1,318)          -            -
 Five-for-four stock split                                             -          (1,341)         -
 Four-for-three stock split                                                          -         (1,264)
 Public offering, net                                                                -          2,412
 Stock options exercised                                               341           329          913
 Common stock repurchased and retired                               (1,626)       (2,282)         -
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                          28,631        31,234       34,528
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
LEGAL SURPLUS:
 Balance at beginning of period                                      2,498         1,211          -
 Transfer from retained earnings                                     1,504         1,287        1,211
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                           4,002         2,498        1,211
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
RETAINED EARNINGS:
 Balance at beginning of period                                     39,005        28,740       19,554
 Net income                                                         16,562        14,736       12,107
 Dividends declared and cash paid on fractional shares              (4,369)       (3,184)      (1,710)
 Transfer to legal surplus                                          (1,504)       (1,287)      (1,211)
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                          49,694        39,005       28,740
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
TREASURY STOCK:
 Balance at beginning of period                                        -             -            -
 Treasury stock purchased                                           (1,836)          -            -
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                          (1,836)          -            -
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF TAXES:
 Balance at beginning of period                                        533          (108)         259
 Net change in fair value of securities
  available-for-sale, net of taxes                                     380           641         (367)
                                                                  ------------  -----------  -----------
  BALANCE AT END OF PERIOD                                             913           533         (108)
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                                         $89,394       $79,903      $69,705
                                                                  ------------  -----------  -----------
                                                                  ------------  -----------  -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                                       ORIENTAL FINANCIAL GROUP INC.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                            FOR THE YEARS ENDED ON JUNE 30, 1997, 1996 AND 1995
                                               (IN THOUSANDS)

                                                                                         1997           1996         1995
                                                                                      ---------      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $  16,562      $ 14,736     $  12,107
                                                                                      ---------      ---------    ---------
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Amortization of deferred loan origination fees and costs                              (3,165)        (2,779)       (1,714)
  Amortization of premiums and accretion of discounts on
  mortgage-backed and investment securities                                               451            559           (45)
  Depreciation and amortization of premises and equipment                                2,216          1,544         1,926
  Provision for loan losses                                                              4,900          4,600         2,550
  Gain on sale of available-for-sale securities                                           (849)        (1,482)         (266)
  Mortgage banking activities                                                           (3,972)        (3,041)       (2,108)
  (Increase) decrease in trading securities                                           (24,945)        16,383       (16,714)
  Increase in accrued interest receivable                                               (2,282)        (2,022)       (2,091)
  Increase  in other assets                                                             (7,150)        (3,194)       (3,904)
  Increase (decrease) increase in accrued expenses and liabilities                       1,307         (1,501)        6,122
                                                                                      ---------      ---------    ---------
     Total adjustments                                                                 (33,489)         9,067       (16,244)
                                                                                      ---------      ---------    ---------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (16,927)        23,803        (4,137)
                                                                                      ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Net (decrease) increase in securities purchased under agreements to resell             (7,871)         3,871        (1,606)
 Purchases of investment securities available for sale                                 (34,920)       (85,026)      (31,589)
 Sales of  investment securities available-for-sale                                    131,885         45,977       157,930
 Maturities of  investment securities available-for-sale                                 3,430         26,798        12,747
 Purchases of investment securities held-to-maturity                                   (36,775)        (3,576)      (19,303)
 Maturities of  investment securities held-to-maturity                                   5,768         49,481         1,260
 Purchases of Federal Home Loan Bank Stock                                              (2,631)          (379)         (295)
 Redemption of Federal Home Loan Bank Stock                                                  -          1,824         1,740
 Net origination of loans                                                             (202,015)      (188,079)     (178,278)
 Capital expenditures                                                                   (3,659)        (4,350)       (3,224)
                                                                                     ---------      ---------     ---------
     NET CASH USED IN INVESTING ACTIVITIES                                           $(146,788)   $  (153,459)    $ (60,618)
                                                                                     ---------      ---------     ---------

                                   CONTINUED


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                                    ORIENTAL FINANCIAL GROUP INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED ON JUNE 30, 1997, 1996, AND 1995
                                          (IN THOUSANDS)

                                                                              1997              1996             1995
                                                                           ----------        ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in:
  Deposits                                                                 $  114,985        $  69,016        $  64,350
  Securities sold under agreements to repurchase                                5,580           46,998           13,507
  Borrowings under lines of credit                                            (10,000)           2,500           (6,500)
  Advances and borrowings from FHLB                                            43,800          (20,600)         (26,325)
 Issuance of term notes                                                        60,000           26,500           30,000
 Payment of term notes                                                        (34,000)               -           (5,000)
 Principal payments of bonds payable                                             (450)            (406)            (743)
 Proceeds from issuance of common stock                                             -                -            2,532
 Proceeds from issuance of directors' qualifying stock                              7                -                -
 Proceeds from exercise of stock options                                          461              429            1,200
 Repurchase of common stock                                                    (1,714)          (2,424)               -
 Purchase of  treasury stock                                                   (1,836)               -                -
 Dividends and cash paid on fractional shares                                  (4,037)          (3,076)          (1,837)
                                                                           ----------        ---------        ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                  172,796          118,937           71,184
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                9,081          (10,719)           6,429

Cash and cash equivalents at beginning of period                               16,955           27,674           21,245
                                                                           ----------        ---------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  26,036        $  16,955        $  27,674
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

CASH AND CASH EQUIVALENTS INCLUDE:

 Cash and due from banks                                                    $  12,812         $  7,089         $  9,474
 Time deposits with other banks                                                 8,000            7,500            2,310
 Other short-term investments                                                   5,224            2,366           15,890
                                                                           ----------        ---------        ----------
                                                                            $  26,036        $  16,955        $  27,674
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid                                                              $  44,261        $  37,839        $  27,311
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

 Income taxes paid                                                           $  5,031         $  3,951         $  3,929
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Real Estate foreclosed as payment of loans                                  $  1,695           $  905           $  656
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

 Real estate loans securiticized into mortgage-backed securities           $  147,536       $  122,539       $  111,110
                                                                           ----------        ---------        ----------
                                                                           ----------        ---------        ----------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                          FINANCIAL STATEMENTS

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS:

Oriental Financial Group (the "Group", "Oriental") was incorporated on January 24,1997 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Oriental Bank and Trust (the "Bank"). As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company.

The Group provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and sixteen branches located throughout Puerto Rico. The Bank directly or through its broker-dealer subsidiary, Oriental Financial Services Corp., offers commercial and consumer leasing, consumer lending, investment, money management and brokerage services, corporate and individual trust services and mortgage lending.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Oriental Financial Group and its subsidiaries conform with generally accepted accounting principles and with practices within the banking industry.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Group and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Group considers as cash equivalents all highly liquid debt instruments with original maturities of three months or less.

INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average of common shares and common stock equivalent shares outstanding after giving retroactive effect to common stock dividends and splits. Common stock equivalents are computed using the Treasury Stock Method. Stock options outstanding under Oriental's stock option plan for officers and employees are common stock equivalents and therefore, considered in the computation of income per common share. The weighted average common shares and common stock equivalent shares outstanding at June 30, 1997, 1996 and 1995 were 7,910,722, 8,349,574 and 8,170,049, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes it comparable to international EPS standards. It replaces the presentation of the primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS computation on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of prior-period EPS data presented. Based on this new standard, Oriental's basic income per share would amount to $2.09, $1.84 and $1.58 for fiscal years 1997, 1996 and 1995, respectively, while diluted income per share would amount to $2.02, $1.77, and $1.48 for the same periods, which is equivalent to the primary EPS currently presented.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Group enters into agreements to purchase and resell the same securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition.

INVESTMENT SECURITIES

Oriental classifies its investments in debt and equity securities into one of the following three categories:

- HELD TO MATURITY - Debt securities for which the Group has the positive intent and ability to hold to maturity are carried at amortized cost.

- TRADING - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are carried at estimated fair value with realized and unrealized changes in market value recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue arising from trading instruments are included in the statement of income as part of net interest income rather than in the trading profit or loss account.

- AVAILABLE FOR SALE - Debt and equity securities not classified as either held-to-maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes as a separate component of stockholders' equity.

The amortization of premiums is deducted and the accretion of discounts is added to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales on investment securities and unrealized losses considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statement of income. Cost of securities is determined on the specific identification method.

DERIVATIVE FINANCIAL INSTRUMENTS

The Group enters into interest rate exchange agreements (Swaps and Caps) and other derivative financial instruments to manage its interest rate exposure. The net effect of amounts to be paid or received under interest rate swaps is recorded as adjustments to interest expense in the period in which realized. Premiums on caps are amortized over the term of the contract.

MORTGAGE BANKING ACTIVITIES

The Group pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities. The Group also engages in the securitization of mortgage pools into CMO's. Mortgages included in the resulting GNMA and FNMA pools, CMO certificates and certain pools of conventional loans sold to investors are serviced by the Group.

Loans held for securitization into mortgage-backed securities are carried at the lower of cost or estimated market value. These loans are reported as loans held for sale. When mortgage-backed securities are sold, a gain or loss is recognized to the extent that sales proceeds exceed, or are less than, the carrying value of the security sold. The resulting gain or loss is reported as income from mortgage banking activities. Generally, mortgage-backed securities are sold with servicing retained. Loan servicing fees which are based on a percentage of the principal balances of the mortgages serviced are recognized as income from mortgage banking activities when earned.

MORTGAGE SERVICING RIGHTS

The Group recognizes the rights to service mortgage loans for others as separate assets, whether those servicing rights are originated or purchased. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income

All mortgage servicing rights are evaluated for impairment. For purposes of such an evaluation the Group stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage serving rights per stratum exceed its estimated fair value. Impairment is recognized by charging such excess to income.

LOANS

Loans are stated at their outstanding principal balance, less undisbursed portion, unearned interest and an allowance for loan losses. Loan origination fees and costs are deferred and amortized over the estimated life of the loans as an adjustment of the yield using the interest method. Unearned interest on installment loans is recognized as income under a method which approximates the interest method. Interest on loans not made on a discounted basis is credited to income based on the loan principal outstanding at stated interest rates.

ALLOWANCE FOR LOAN LOSSES

The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

Recognition of interest on all loans is discontinued when loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that collection of interest or principal is doubtful. Loans on which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

The Group measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or
the fair value of the collateral, if the loan is collateral dependent.   All
loans are evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment, leases and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

On July 1, 1996 the Group adopted SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. The adoption of this statement had no effect on the Group's financial position or results of operations.

FORECLOSED REAL ESTATE

Foreclosed real estate is initially recorded at the lower of the related loan balance or its fair value at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. The carrying value of these properties approximates the lower of cost or fair value less estimated cost to sell. Any excess of the carrying value over the estimated fair market value is charged to operations.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

In January 1997, the Group adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities its has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 1996, except for certain provisions related to repurchase agreements, dollar-roll, securities lending, and similar transactions, which shall be effective for transfers of financial assets occurring after December 1997. The adoption of the SFAS 125 had no material impact on the Group's financial position or results of operations. Management understands that the adoption of SFAS 127 for the certain provisions described above will not have a material effect on the Group's financial position or results of operations.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Group enters into sales of securities under agreements to repurchase. Such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as a liability. The securities underlying the financing agreements remain included in the asset accounts.

INCOME TAXES

The Group follows an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Group's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LEGAL SURPLUS

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of net income for the year be transferred to capital surplus until such surplus equals the greater of 10% of total deposits or paid-in capital.

EMPLOYEE BENEFITS PLAN

Effective November 30, 1994, the Group's defined benefit pension plan was terminated and the participants' accrued benefits in the plan were transferred to the Group's cash or deferred arrangement profit sharing plan 401(k) or, at the election of the participants, distributed in cash. A gain of $564,000 was recognized in the settlement of the defined benefit pension plan.

STOCK OPTION PLAN

In July 1996, the Group adopted SFAS 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.

As allowed by SFAS 123, the Group elected to continue to measure cost for its stock compensation plans using the intrinsic value based method prescribed by APB Opinion No. 25. Under the intrinsic value method, cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities choosing to continue applying APB 25 on employee stock options granted on or after January 1996 must provide pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting had been applied, if amounts are material. Under this method cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on either quoted market prices for identical or comparable instruments or estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the presentation of the 1997 consolidated financial statements.

NOTE  3 - REGULATORY CAPITAL REQUIREMENTS

The Group is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Group's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 1997, Oriental meets all capital adequacy requirements to which it is subject.

As of June 30, 1997 the Group was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Group must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Group's actual capital amounts and ratios are also presented in the table below. Totals of $3,362,000 and $3,208,000 were deducted from capital for certain non-allowable assets in 1997 and 1996, respectively.

                                                                                            TO BE WELL
                                                                                         CAPITALIZED UNDER
                                                               FOR CAPITAL              PROMPT CORRECTIVE
                                     ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                                          (amounts in thousands)
                               AMOUNT       RATIO         AMOUNT          RATIO         AMOUNT        RATIO
------------------------------------------------------------------------------------------------------------
AS OF JUNE 30, 1997
Total Capital                 $89,668       18.66%       $38,452           8.0%        $48,066        10.0%
Tier I  Risk-Based            $84,259       17.53%       $19,226           4.0%        $28,839         6.0%
Tier I  Capital               $84,259        8.17%       $41,230           4.0%        $51,538         5.0%

AS OF JUNE 30, 1996
Total Capital                 $80,658       19.14%       $33,710           8.0%        $42,138        10.0%
Tier I  Risk-Based            $76,162       18.07%       $16,855           4.0%        $25,283         6.0%
Tier I  Capital               $76,162        8.71%       $34,969           4.0%        $43,711         5.0%


The Group is a U.S. Department of Housing and Urban Development (HUD) approved and supervised mortgagor and must maintain an excess of current assets over current liabilities and a minimum net worth, as defined by HUD, GNMA, FNMA and FHLMC. The Group is also required to maintain fidelity bond and errors and omissions insurance coverages based on the balance of its servicing portfolio.

NOTE 4 - TRADING SECURITIES:

The fair value of trading securities is based on quoted market prices. At June 30, 1997 and 1996 , the amortized cost and fair market value of securities held for trading were $25,255,000 and $25,276,000 and $322,000 and $331,000, respectively. At June 30, 1997, gross holding unrealized gains and gross unrealized losses amounted to $41,400 and $19,800, respectively.

All trading instruments are subject to market risk, the risk that future changes in market conditions, such as fluctuations in interest rates, may make an instrument less valuable or more onerous. As the instruments are recognized at fair value, those changes are reported directly in earnings.

NOTE  5 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE :

The estimated fair value of investment securities is based on quoted market prices or dealer quotes. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The amortized cost , estimated fair value, weighted average yield and related contractual maturities of debt and equity securities available-for-sale by category at June 30, are as follows ( in thousands):

                                                                  1997                                       1996
                                                -----------------------------------------  ----------------------------------------
                                                                                 AVERAGE                                   AVERAGE
                                                 AMORTIZED        FAIR           WEIGHTED    AMORTIZED       FAIR          WEIGHTED
                                                   COST           VALUE          YIELD         COST          VALUE          YIELD
                                                -----------------------------------------  ----------------------------------------
UNITED STATES GOVERNMENT OBLIGATIONS:
Average maturity of  5 years and 1 month
 for 1997 (1996 - 3 years and 7 months)
     Due within one year                                                                     $10,989        $11,060         6.17%
     Due from one to five years                   $62,847        $63,197          6.76%       28,424         28,718         6.97
     Due from five to ten years                    47,339         47,435          6.78        30,197         30,479         6.81
                                                ---------      ---------        -------    ---------      ---------       -------
                                                  110,186        110,632          6.77        69,610         70,257         6.77
                                                ---------      ---------        -------    ---------      ---------       -------

PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  8 years and 4 months
 for 1997 (1996 - 15 years and 9 months)
     Due from one to five years                     5,212          5,170          5.55         5,320          5,190         5.55
     Due from five to ten years                         -              -             -             8              8         7.00
     Due over ten years                            28,879         29,107          7.97        33,870         34,259         7.97
                                                ---------      ---------        -------    ---------      ---------       -------
                                                   34,091         34,277          7.60        39,198         39,457         7.61
                                                ---------      ---------        -------    ---------      ---------       -------
MORTGAGE - BACKED SECURITIES:
Average maturity of  20 years and 9 months
for 1997 (1996 - 23 years and 5 months)
     Due from one to five years                       416            408          5.94           520            500         9.16
     Due from five to ten years                       797            807          6.98           207            212         8.22
     Due over ten years                            56,553         57,137          6.91        44,744         44,564         7.24
                                                ---------      ---------        -------    ---------      ---------       -------
                                                   57,766         58,352          6.90        45,471         45,276         7.24
                                                ---------      ---------        -------    ---------      ---------       -------
                                                 $202,043       $203,261          6.94%     $154,279       $154,990         7.20%
                                                ---------      ---------        -------    ---------      ---------       -------
                                                ---------      ---------        -------    ---------      ---------       -------


At June 30, mortgage-backed securities available-for-sale consisted of (in thousands):


                                                       1997                         1996
                                            -------------------------   ---------------------------
                                              AMORTIZED       FAIR         AMORTIZED        FAIR
                                                COST          VALUE          COST           VALUE
                                            -------------------------   ---------------------------
MORTGAGE - BACKED SECURITIES:
     GNMA                                    $  47,274      $  47,832      $  45,019      $  44,810
     FHLMC                                      10,438         10,454            394            400
     Mortgage Pass Through Certificates             54             66             58             66
                                            -----------   -----------   -------------   -----------
                                             $  57,766      $  58,352      $  45,471      $  45,276
                                            -----------   -----------   -------------   -----------
                                            -----------   -----------   -------------   -----------

The Puerto Rico government obligations due over ten years category includes an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $28,717,000, which commenced paying down principal on August 1, 1994, and is expected to be fully collected by 1998.

Investment securities and mortgage-backed securities, including those available-for-sale, with a carrying value of $398,108,000 and $333,162,000, at June 30, 1997 and 1996, respectively, serve as collateral for term notes, reverse repurchase agreements, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York and interest rate swap agreements. (See Notes 15, 16, 17 ,18 and 19).

At June 30, 1997, gross unrealized gains and gross unrealized losses amounted to $1,620,000 and $402,000, respectively. At June 30, 1996, gross unrealized gains and gross unrealized losses amounted to $1,523,000 and $812,000, respectively. At June 30, 1997 and 1996 unrealized gains on securities available-for-sale of $913,000 and $533,000, respectively, net of deferred income tax of $305,000 and $178,000, respectively, were reported as a separate component of stockholders' equity.

Proceeds from the sale of investment securities available-for-sale during 1997, 1996 and 1995 were $131,885,000, $45,977,000 and $157,930,000, respectively. Gross realized gains and losses on those sales during the year were $958,000 and $109,000, respectively. For fiscals years 1996 and 1995 they were $1,482,000 and $0, respectively, and $785,000 and $519,000, respectively.

The Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity at June 30, 1997 and 1996. The amortized cost and fair value of investments from the Government of Puerto Rico for the periods mentioned above was approximately $37,677,000 and $37,885,000, respectively, and $42,794,000 and $43,067,000, respectively. At June 30, 1997 and 1996, $28,717,000 and $ 33,217,000 of these investments were an AAA-rated Puerto Rico municipal bond collaterized with mortgage-backed securities. At June 30, 1997 and 1996 the fair value of these investments represented 42% and 54% of stockholders' equity.

NOTE 6 - INVESTMENT SECURITIES HELD-TO-MATURITY:

Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The carrying value, estimated fair value, weighted average yield and related contractual maturities of debt and equity securities held-to-maturity by category at June 30, are as follows ( in thousands):

                                                                1997                                        1996
                                              ----------------------------------------   ----------------------------------------
                                                                              AVERAGE                                    AVERAGE
                                               AMORTIZED        FAIR         WEIGHTED     AMORTIZED         FAIR        WEIGHTED
                                                 COST           VALUE          YIELD        COST            VALUE         YIELD
                                              ----------------------------------------   ----------------------------------------
PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  8 years and 3 months
 for 1997 (1996 - 9 years and 3  months)
     Due from five to ten years                $  1,011       $  1,020         6.73%      $  1,013        $  1,020        6.73%
     Due over ten years                           2,575          2,588         7.69          2,583           2,588        7.69
                                              ----------     ----------     ---------     ----------     -----------     -------
                                                  3,586          3,608         7.41          3,596           3,608        7.41
                                              ----------     ----------     ---------     ----------     -----------     -------

MORTGAGE - BACKED SECURITIES:
Average maturity of 14 years and 6 months
 for 1997(1996 - 15 years and 6 months)
     Due from one to five years                     261            261         6.27            390             388        7.16
     Due from five to ten years                   3,285          3,346         6.99            586             597        7.50
     Due over ten years                         194,658        195,228         6.97        166,436         165,499        7.24
                                              ----------     ----------     ---------     ----------     -----------     -------
                                                198,204        198,835         6.97        167,412         166,484        7.19
                                              ----------     ----------     ---------     ----------     -----------     -------
                                             $  201,790     $  202,443         6.94%      $171,008        $170,092        7.24%
                                              ----------     ----------     ---------     ----------     -----------     -------
                                              ----------     ----------     ---------     ----------     -----------     -------

The mortgage-backed securities due over ten years category includes approximately $79,700,000 of the short end of certain Puerto Rico GNMA tax exempt serial certificates with an average expected life of 4 to 6 years. At June 30, mortgage-backed securities held-to-maturity were comprised of the following (in thousands):

                                                           1997                          1996
                                               --------------------------    -------------------------
                                                 CARRYING        FAIR         AMORTIZED        FAIR
                                                  VALUE          VALUE          VALUE          VALUE
                                               --------------------------    -------------------------
MORTGAGE - BACKED SECURITIES:
     GNMA                                      $  149,275     $  149,081     $  129,608     $  128,399
     FNMA                                          38,439         38,650         26,876         26,700
     FHLMC                                          7,205          7,369          6,848          6,915
     Mortgage Pass Through Certificates             3,285          3,735          4,080          4,470
                                               -----------    -----------    -----------    ----------
                                               $  198,204     $  198,835     $  167,412     $  166,484
                                               -----------    -----------    -----------    ----------
                                               -----------    -----------    -----------    ----------

Gross unrealized gains and gross unrealized losses at June 30, 1997 amounted to $1,652,000 and $999,000, respectively. These amounted to $879,000 and $1,795,000, respectively, at June 30, 1996.

NOTE 7  - FEDERAL HOME LOAN BANK STOCK:

At June 30, 1997 and 1996 there was an investment in Federal Home Loan Bank
(FHLB) of New York Stock with a book and fair value of $10,043,000 and $7,412,000, respectively. The fair value of such investment is its redemption value.

NOTE 8 - INTEREST INCOME ON INVESTMENT AND MORTGAGE-BACKED SECURITIES:

Interest income on investment and mortgage-backed securities at June 30, consist of the following (in thousands):


                                                           1997           1996           1995
                                                           ----           ----           ----
MORTGAGE-BACKED SECURITIES:
Taxable                                                   $ 6,167       $ 5,757         $6,138
Nontaxable                                                 10,971         6,836          2,331
                                                          -------       -------         ------
                                                          $17,138       $12,593         $8,469
                                                          -------       -------         ------
                                                          -------       -------         ------
OTHER INVESTMENT SECURITIES:
Nontaxable                                                $ 9,642       $  7,508        $9,204
                                                          -------       -------         ------
                                                          -------       -------         ------

NOTE 9 - LOANS RECEIVABLE:

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases and residential mortgage loans. The composition of the loan portfolio at June 30, was as follows (in thousands):

                                                          1997          1996
                                                       ----------    ----------

LOANS SECURED BY REAL ESTATE:
 Residential                                           $  225,143    $  190,904
 Commercial                                                 9,087         9,235
 Home equity loans                                          5,436         4,508
 Construction, land acquisition and
  land improvements                                         4,391         4,024
                                                       ----------    ----------
                                                          244,057       208,671
 Less: undisbursed portion of loans in process             (2,093)       (1,336)
                                                       ----------    ----------
  LOANS SECURED BY REAL ESTATE, NET                       241,964       207,335
                                                       ----------    ----------
                                                       ----------    ----------

OTHER LOANS:
 Commercial loans                                          10,512         7,177
 Auto loans                                                14,882        28,233
 Personal loans                                            69,773        51,529
 Personal lines of credit                                   5,190         3,481
 Cash collateral loans                                      2,827         3,685
 Financing leases                                         205,077       188,511
                                                       ----------    ----------
                                                          308,261       282,616
 Less: unearned interest                                  (41,131)      (38,969)
                                                       ----------    ----------
  OTHER LOANS, NET                                        267,130       243,647
                                                       ----------    ----------
                                                       ----------    ----------

Loans receivable                                          509,093       450,982
Allowance for loan losses                                 (5,408)        (4,496)
                                                       ----------    ----------
LOANS RECEIVABLE, NET                                     503,685       446,486
Loans held for sale                                        29,285        29,624
                                                       ----------    ----------
TOTAL LOANS, NET                                       $  532,970    $  476,110
                                                       ----------    ----------
                                                       ----------    ----------


Loans for which the accrual of interest has been discontinued amounted to approximately $13,285,000 and $9,450,000 at June 30, 1997 and 1996,
respectively. The gross interest income that would have been recorded if nonaccrual loans had performed in accordance with their original terms amounted to approximately $ 1,360,500 in 1997, $1,072,000 in 1996 and $893,000 in 1995.

Mortgage loans amounting to $153,313,000 and $112,255,000 at June 30, 1997 and 1996 respectively, serve as collateral for advances, borrowings and letters of credit from the Federal Home Loan Bank of New York (FHLB). (See Notes 17 and 18).

The components of the net financing leases receivable at June 30, were as follows (in thousands):


                                                           1997        1996
                                                         --------     --------

Total  minimum lease payments                            $179,407     $164,087
Estimated residual values of leased property               25,670       24,424
                                                         --------     --------
Total gross minimum lease payments                        205,077      188,511
Less - Unearned financing income                          (38,417)     (32,702)
                                                         --------     --------
Net  minimum lease payments                              $166,660     $155,809
                                                         --------     --------
                                                         --------     --------

Estimated residual value is generally established at amounts which should be sufficient to cover Oriental's investment.

At June 30, 1997, future minimum lease payments are expected to be received as follows (in thousands):


     YEAR ENDING JUNE 30,
     --------------------

            1998                                    $  6,777
            1999                                      21,109
            2000                                      43,460
            2001                                      59,601
            2002 and thereafter                       35,713
                                                    --------
                                                    $166,660
                                                    --------
                                                    --------


The changes in the allowance for loan losses for the year ended June 30, were as follows (in thousands):

                                                 1997         1996         1995
                                               --------     --------     --------

BALANCE AT BEGINNING OF PERIOD                 $  4,496     $  3,127     $  3,934
Provision for loan losses                         4,900        4,600        2,550
Loans charged-off                                (5,262)      (3,979)      (3,519)
Recoveries                                        1,274          748          162
                                               --------     --------     --------
BALANCE AT END OF PERIOD                       $  5,408     $  4,496     $  3,127
                                               --------     --------     --------
                                               --------     --------     --------

Over  95% of the Group's loan portfolio is composed of smaller homogenous
loans which are evaluated collectively for impairment.   Accordingly, the
balance of impaired commercial loans and leases at June 30, 1997 and 1996 and their average for the year is not significant.

NOTE 10 - LOAN SERVICING

Servicing loans for others consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loans serviced for others are not included in the accompanying financial statements. The Group's servicing portfolio amounted to approximately $515,690,000 and $401,300,000 at June 30, 1997 and 1996,
respectively. Loan servicing income is recorded on the accrual basis and amounted to approximately $2,376,000, $1,732,000 and $1,065,000 in 1997,
1996 and 1995, respectively. Custodial escrow balances maintained in connection with the loans serviced for others were approximately $ 2,193,000 and $1,460,000 at June 30, 1997 and 1996, respectively.

Mortgage servicing rights of $2,526,000 and $1,292,000 were capitalized in 1997 and 1996, respectively. At June 30, 1997 and 1996 purchased and originated mortgage servicing rights totaled approximately $5,783,000 and $4,626,000. Amortization of servicing rights was $701,000 and $486,000 in 1997 and 1996, respectively. There were no write-downs of mortgage servicing rights to fair value in either fiscal year.

NOTE 11 - ACCRUED INTEREST RECEIVABLE:

Accrued interest receivable at June 30, consists of the following (in thousands):

                                                 1997            1996
                                                -------         -------

Loans                                           $ 3,296         $ 2,747
Mortgage-backed securities                        5,142           4,743
Other investment securities                       3,912           2,578
                                                -------         -------
                                                $12,350         $10,068
                                                -------         -------
                                                -------         -------


NOTE 12 - PREMISES AND EQUIPMENT:

Premises and equipment at June 30, consists of the following (in thousands):

                                                  Useful Life
                                                    (Years)        1997       1996
                                                    -------      --------   --------
Land                                                   -         $ 1,385    $ 1,385
Buildings and improvements                          20 - 50       11,935     11,125
Leasehold improvements                               5 - 10        2,194      1,948
Furniture and fixtures                               3 - 7         4,195      3,605
EDP and other equipment                              3 - 7         8,161      6,134
                                                                 --------   --------
                                                                  27,870     24,197
Less: Accumulated depreciation and amortization                   (8,492)    (6,262)
                                                                 --------   --------
                                                                 $19,378    $17,935
                                                                 --------   --------
                                                                 --------   --------


NOTE 13 - OTHER ASSETS:

Other assets at June 30, include the following (in thousands):

                                                            1997       1996
                                                         --------     --------

Purchased and originated servicing rights                $ 5,783      $ 4,626
Prepaid expenses and deferred costs                        5,930        4,379
Accounts receivable                                        5,665        1,913
Insurance claims                                           1,190        1,416
Other assets                                               1,487          993
Other repossessed property                                 1,739        1,317
                                                         --------     --------
                                                         $21,794      $14,644
                                                         --------     --------
                                                         --------     --------

NOTE 14 - DEPOSITS AND RELATED INTEREST:

Deposits at June 30, is comprised of (in thousands):

                                                     1997               1996
                                               ----------------     ---------------
                                                AMOUNT       %       AMOUNT      %
                                               --------    ----     --------   ----
Non-interest bearing deposits                  $ 20,095      4%     $ 13,227     3%
Passbook Savings                                 72,872     14        62,204    16
Demand and NOW accounts                          14,029      3        11,454     3
IRA Accounts                                     73,846     15        50,299    13
Certificates of deposit                         313,990     63       243,377    64
                                               --------    ----     --------   ----
                                                494,832     99       380,561    99
Accrued interest payable                          2,710      1         1,996     1
                                               --------    ----     --------   ----
                                               $497,542    100%     $382,557   100%
                                               --------    ----     --------   ----
                                               --------    ----     --------   ----

The weighted average interest rate on total deposits at June 30, 1997 and 1996 was 4.92% and 5.02%, respectively.

At June 30, 1997 and 1996, time deposits in denominations of $100,000 or higher amounted to approximately $192,741,000 and $137,459,000, respectively, including brokered certificates of deposit amounting to $61,188,000 and $30,000,000, respectively, at a weighted average rate of 5.87% and 6.07%, respectively. Also, included are certificates of deposit held by various tax exempt (936) corporations aggregating to $38.1 million and $33.7 million, respectively, with a weighted-average interest rate of 4.87% and 4.42%, respectively.

Scheduled maturities of certificates of deposit and IRA accounts at June 30, 1997 are as follow (in thousands):

          YEAR ENDING JUNE 30,                             AMOUNT
          --------------------                            --------

                 1998                                    $ 306,150
                 1999                                       42,383
                 2000                                        9,696
                 2001                                        8,520
                 2002                                       16,363
              Thereafter                                     4,724
                                                         ---------
                                                         $ 387,836
                                                         ---------
                                                         ---------

Interest expense on deposits for the years ended June 30 follows (in thousands):

                                                 1997        1996       1995
                                              ---------    -------    -------
NOW Accounts                                   $    256    $   224    $   249
Passbook savings                                  2,198      1,935      1,844
Certificates of deposit and IRA                  18,558     15,227      9,575
                                              ---------    -------    -------
                                               $ 21,012    $17,386    $11,668
                                              ---------    -------    -------
                                              ---------    -------    -------

NOTE 15- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The securities underlying the agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. At June 30, 1997, substantially all securities sold under agreements to repurchase mature within 180 days. The following summarizes significant data about securities sold under agreements to repurchase for the years ended June 30,1997, 1996 and 1995 (in thousands):

                                                       1997           1996           1995
                                                    ----------     ----------     ----------
Average daily aggregate balance outstanding         $  231,747     $  205,748     $  187,972
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------
Maximum amount outstanding at any month-end         $  264,203     $  244,398     $  205,469
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------
WEIGHTED AVERAGE INTEREST RATE:
     During the year                                    5.04%          4.81%          4.72%
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------
     At year end                                        5.56%          4.51%          5.18%
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------


The carrying and market values of the collateral pledged at June 30 were as follows (in thousands):

                                                                  1997                           1996
                                                       -------------------------      ------------------------
                                                         CARRYING       MARKET        CARRYING        MARKET
                                                           VALUE        VALUE           VALUE         VALUE
                                                       -----------      --------      --------        -------

SECURITIES UNDERLYING AGREEMENTS:
     U.S. Government obligations                        $  73,705       $ 73,571      $  29,787      $  30,047
     P.R. Government obligations                                -              -         30,859         30,765
     Mortgage-backed securities                           163,276        166,769        173,969        173,064
     Temporary cash investment                             15,000         15,000          1,949          1,949
     Certificates of deposit                                    -              -          7,500          7,500
                                                        ---------       --------      ---------      ---------
                                                        $251, 981       $255,340      $ 244,064      $ 243,325
                                                        ---------       --------      ---------      ---------
                                                        ---------       --------      ---------      ---------

NOTE 16 - BORROWINGS UNDER LINES OF CREDIT:

The Group maintains lines of credit with other financial institutions. Advances are drawn as needed from one or more of the seven lines available. At June 30, 1997 and 1996 these lines totaled $80 million and $85 million, respectively, of available credit ranging from unsecured Federal Funds-based lines of credit to one year LIBOR-based secured leasing warehousing facilities. At June 30, 1997 there were no advances under lines of credit and at June 30, 1996 they amounted to $10 million. This outstanding amount at June 30, 1996 matured on July 1996 and bore interest at 5.56%

NOTE 17 - ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK:

At June 30, advances and borrowings from the Federal Home Loan Bank of New York (FHLB) consist of the following (in thousands):


TYPE               1997            1996         MATURITY DATE                  INTEREST RATE DESCRIPTION
-------------------------------------------------------------------------------------------------------------------------
ADVANCE             $     -        $10,000     AUGUST 1996                   Fixed -  5.27%
ADVANCE                   -         10,000     AUGUST 1996                   Fixed -  5.63%
ADVANCE              15,000              -     JULY 1997                     Fixed -  5.79%
ADVANCE              15,000              -     AUGUST 1997                   Fixed -  5.80%
ADVANCE              10,000              -     NOVEMBER 1997                 Floating due quarterly  -  5.52% at 6/30/97
ADVANCE              10,000              -     FEBRUARY 1998                 Floating due monthly  -  5.48% at 6/30/97
ADVANCE              13,800              -     OVERNIGHT LINE OF CREDIT      Floating due daily -  6.38% at 6/30/97
BORROWING            12,000         12,000     SEPTEMBER 1997                Fixed -  6.04%
BORROWING            14,000         14,000     JULY 1998                     Fixed -  6.28%
                ---------------------------
                    $89,800        $46,000
                ---------------------------
                ---------------------------

Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 1997 and 1996 these advances and borrowings were secured by mortgage loans and investment securities with an aggregate carrying amount of approximately $ 91.8 million and $65.3 million, respectively.

NOTE 18 - TERM NOTES AND BONDS PAYABLE:

At June 30, Term Notes and Bonds Payable consist of the following ( in thousands):


TYPE               1997         1996            MATURITY DATE         INTEREST RATE DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------------
TERM NOTE         $      -      $  8,000      SEPTEMBER 1996       Fixed - 7.23% (a)
TERM NOTE                -         5,000      OCTOBER 1996         Fixed - 7.30% (a)
TERM NOTE                -         5,500      APRIL 1997           Fixed - 6.50% (a)
TERM NOTE                -         5,500      MAY 1997             Fixed - 6.50% (a)
TERM NOTE            8,000         8,000      OCTOBER 1998         Fixed - 4.81%  in 1997 and 4.33%  in 1996 (B)
TERM NOTE                -        10,000      NOVEMBER 1999        Floating due quarterly - (a) (c) (e)
TERM NOTE           10,000        10,000      DECEMBER 1999        Floating due quarterly - 4.41% at 6/30/97  (a) (c)
TERM NOTE           10,000        10,000      JANUARY 2000         Floating due quarterly - 4.41% at 6/30/97  (a) (c)
TERM NOTE            6,500         6,500      DECEMBER 2000        Floating due quarterly - 4.62% at 6/30/97  (b) (c)
TERM NOTE           20,000        20,000      MARCH 2001           Floating due quarterly - 5.18% at 6/30/97  (b) (c)
TERM NOTE           10,000             -      SEPTEMBER 2001       Floating due quarterly - 5.51% at 6/30/97  (b) (c)
TERM NOTE           30,000             -      SEPTEMBER 2001       Floating due quarterly - 5.29% at 6/30/97  (b) (c)
TERM NOTE            5,000             -      DECEMBER 2001        Floating due quarterly - 4.62% at 6/30/97  (b) (c)
TERM NOTE           15,000             -      MARCH 2007           Floating due quarterly - 5.34% at 6/30/97  (b) (c)
BOND                   516           966      APRIL 2008           Fixed  - 8.38% (d)
              ------------------------------
                  $115,016      $ 89,466
              ------------------------------
              ------------------------------

(a) - Guaranteed by letters of credit from the FLHB.

(b) - Collateralized with U.S. government securities and/or mortgage-backed securities with market value of $98,406,000 (1996 - $77,700,000)

(c) - The floating rate notes are considered generally hedged through the overall interest rate risk management process discussed in note 19.

(d) - Collaterized with FHLMC certificates with a market value of $1,638,000 (1996 - $1,950,000)

(e) - This note was canceled and repaid in May 1997.

NOTE 19 - INTEREST RATE RISK MANAGEMENT

INTEREST RATE SWAP AGREEMENTS

The following table indicates the types of swaps used and their terms at June 30, 1997 (in thousands):

    Pay fixed swaps - notional amount               $370,000
    Weighted average pay rate - fixed                  5.73%
    Weighted average receive rate - floating           5.43%
    Maturity (in months)                             1 to 35
    Floating rate - percent of LIBOR               84 to 100%

The agreements were signed to convert short term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. At June 30, 1997, interest rate swap maturities by fiscal year are as follows (in thousands):

        YEAR ENDING JUNE 30,                       AMOUNT
      -----------------------                   ---------------

        1998                                      $  190,000
        1999                                         170,000
        2000                                          10,000
                                                 -------------
                                                  $  370,000
                                                 -------------
                                                 -------------

The following table summarizes the changes in notional amounts of swaps outstanding during year ended on June 30, 1997 (in thousands):

Balance at June 30, 1996                          $  300,000
New swaps                                            205,000
Maturities                                          (135,000)
                                                  ----------
Balance at June 30, 1997                          $  370,000
                                                  ----------
                                                  ----------

INTEREST RATE PROTECTION AGREEMENTS (CAPS)

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The following table indicates the agreements outstanding at June 30, 1997 (in thousands):

    Cap agreements - notional amount              $60,000
    Cap rate                                        6.50%
    Current 90 day LIBOR                            5.75%
    Maturity (in months)                          16 to 21

S&P INTEREST RATE  SWAP

In January 1994, the Group introduced new certificates of deposit called Investors' CD and Investors' IRA which have their yields tied to the performance of a stock market index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group has entered into interest rate swap/hedge agreements with a notional amount of $27,882,000 (1996 - 14,582,000) with major money center banks to manage the Investors' CD and IRA exposure to the stock market. Under the terms of the agreements, Oriental will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment. At June 30, 1997 total Investors' CD and IRA deposits amounted to $29,201,000.

NOTE 20 - INCOME TAXES:

The Group is subject to Puerto Rico income tax on all its income. The net interest income derived from United States and Puerto Rico government obligations, FHA loans or VA loans secured by residential properties located in Puerto Rico originated after June 30, 1983, GNMA securities backed by such loans and loans secured by the Puerto Rico Housing Bank is excluded from the Group's taxable income in computing its regular income tax, since such income is tax-exempt.

In October 1994, the 1994 Puerto Rico Internal Revenue Code was enacted into law. The Code, among other changes, incorporates tax rate reductions for corporations effective for taxable years beginning after June 30, 1995. The normal tax rate was reduced from 22% to 20% and the maximum combined tax rate (normal and surtax) from 42% to 39%. In addition, the Reform incorporated new accelerated methods of depreciation, repealed the reserve method for bad debts deduction, and changed the rules for income tax withholdings at source for certain payments.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for each of the last three fiscal years ended June 30, follows (in thousands):

                                                     1997                        1996                        1995
                                            -----------------------     -----------------------       -----------------------
                                              AMOUNT           %          AMOUNT           %             AMOUNT          %
                                           ------------     -------    -----------     --------       -----------     -------
Income tax computed at P.R.
  statutory rate                             $  7,668         39.0%     $  7,139         39.0%         $ 6,305         42.0%
Effect on provision of:
  Exempt interest income, net of
    related expenses                           (4,349)       (22.1)       (2,565)       (14.0)          (2,415)        (16.0)
    Other reconciling items, net                    9          (.1)         (939)        (5.1)            (985)         (6.6)
                                           ------------     -------    -----------     --------       -----------     -------

Current income tax expense                      3,310         16.8         3,635         19.9            2,905          19.4
Deferred income tax expense                      (210)        (1.0)          (64)        (0.4)              --            --
                                           ------------     -------    -----------     --------       -----------     -------
Provision for income taxes                   $  3,100         15.8%     $  3,571         19.5%         $ 2,905          19.4%
                                           ------------     -------    -----------     --------       -----------     -------
                                           ------------     -------    -----------     --------       -----------     -------

The components of the deferred tax asset and liability at June 30, are as follows (in thousands):

                                                           1997        1996
                                                       ----------    ----------
Deferred tax asset:
  Allowance for loan losses, net                          $1,499     $   839
  Other                                                      166         219
  Gross deferred tax asset                                 1,665       1,058
Deferred tax liability:
  Net deferred loan origination costs                        (82)       (398)
  Unrealized gain on trading securities                     ( 16)       (  4)
  Unrealized gain on available for sale securities          (288)       (178)
  Mortgage servicing rights                               (1,140)       (549)
                                                       ----------    ----------
  Gross deferred tax liability                            (1,526)     (1,129)
                                                       ----------    ----------

  Net deferred tax (liability) asset                        $139     $   (71)
                                                       ----------    ----------
                                                       ----------    ----------

NOTE 21 - STOCKHOLDERS' EQUITY:

STOCK SPLITS

On August 26, 1996, Oriental declared a six-for-five (20%) stock split on common stock held by registered shareholders as of September 30, 1996. As a result, a total of 1,308,712 shares of common stock were issued on October 17, 1996. In addition, on August 14, 1995, Oriental declared a five-for-four (25%) stock split of its common stock held by registered shareholders as of September 8, 1995. As a result 1,341,316 shares of common stock were
distributed on October 2, 1995.   For purposes of the  computation of income
per common share, the stock splits were retroactively recognized for all periods presented in the accompanying consolidated financial statements.

STOCK OPTIONS

Under the Group's Incentive Stock Option Plan, key officers and employees may receive stock options. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number stock options to be granted, their vesting rights, and the option's exercise price. The exercise price, however, may not be lower than the market value at the date of grant. The Stock Option Plan provides for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. Stock options vest upon completion of specified years of service.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for options exercisable at June 30, 1997:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   ------------------------------------------------   --------------------------
                                         WEIGHTED
                                          AVERAGE          WEIGHTED                     WEIGHTED
                                         REMAINING         AVERAGE                      AVERAGE
   RANGE OF          OUTSTANDING        CONTRACTUAL        EXERCISE       VESTED        EXERCISE
EXERCISE PRICES    JUNE  30, 1997     LIFE (IN YEARS)       PRICE     JUNE 30, 1997      PRICE
---------------    --------------     ---------------      --------   -------------     --------
$2.99 - $4.95         125,086              0.98             $4.22        8,103          $  3.86
 6.17 -  7.51         171,187              1.63              7.35          801             6.17
        10.00          77,100              3.83             10.00       13,500            10.00
11.50 - 15.81          65,397              3.15             13.74        6,797            11.99
                      -------              ----             -----       ------          -------
                      438,770              2.29             $7.88       29,202          $  8.95
                      -------              ----             -----       ------          -------
                      -------              ----             -----       ------          -------

The activity in outstanding options for the year ended June 30, 1997 and 1996 is summarized below. Weighted average prices for the year ended June 30, 1996 were restated to reflect the six-for-five (20%) stock split on common stock as of September 30, 1996.

                                                                 1997                           1996
                                                      -------------------------       ----------------------
                                                      WEIGHTED                        WEIGHTED
                                                       NUMBER          AVERAGE         NUMBER       AVERAGE
                                                         OF            EXERCISE          OF         EXERCISE
                                                      OPTIONS           PRICE          OPTIONS       PRICE
                                                      --------         --------       --------      --------
Options outstanding at beginning of year              478,072          $  6.02        453,634        $5.46
Five-for -four (25%) stock split                            -                -        114,659         6.14
Six-for -five (20%) stock split                        91,874             7.18              -            -
Options granted ( * )                                       -                -         32,000        15.21
Options exercised                                    (120,226)            3.84       (105,578)        3.30
Options canceled or  forfeited                       ( 10,950)           10.28        (16,643)        8.53
                                                     ---------         -------       ---------       -----
Options outstanding at end of year                    438,770          $  7.88        478,072        $6.02
                                                     ---------         -------       ---------       -----
                                                     ---------         -------       ---------       -----

(*) - In November 1996, the Group's Board of Directors approved, subject to the stockholders' ratification, the granting of approximately 200,000 options. These options are contingent on Group's net income equaling or exceeding $25 million in fiscal 1999 and are to be exercisable over a period ranging from five to of ten years. These options vest upon completion of specified years of service.

COMMON STOCK REPURCHASE PROGRAM

The Board of Directors of the Group authorized management, subject to the required shareholder and regulatory approvals, to retire up to 490,000 shares of its issued and outstanding common stock. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of the shares would be made in the open market at such times and prices as market conditions shall warrant, and in full compliance with the terms of applicable federal and Puerto Rico laws and regulations. During fiscal 1997 and 1996 the Group repurchased 182,400 and 168,000 shares, respectively, of its common stock at a cost of $3,552,000 and $2,424,000, respectively. Of a total of 350,400 shares repurchased as of June 30, 1997, 269,200 shares were retired from circulation and 81,200 shares with a cost of $1,836,000 are held by the Group's treasury.

NOTE 22 -  SAIF ASSESSMENT

On September 30, 1996 the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund. This bill called for a special one-time charge on institutions holding SAIF deposits on March 31, 1995 of approximately 66 basis points. Accordingly, the Group recorded a special reserve of $1.8 million net of taxes of $470,000 during the first quarter of 1997 to account for its share of the one-time payment of FDIC insurance premium. Beginning in January 1997, institutions currently insured under SAIF will pay lower premiums as result of this special assessment. In Oriental's case, this represents an annual decrease in insurance premiums expense of approximately $650,000.

NOTE  23 - EMPLOYEE BENEFITS PLAN:

The Group has a cash or deferred arrangement profit sharing plan 401(k). Under this plan, the Group contributes shares of its common stock to match employee contributions up to $1,040. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. During fiscal 1997, 1996 and 1995, the Group contributed 4,312, 6,337, and 7,031 shares, respectively, of its common stock with a market value of approximately $122,000, $111,000 and $110,000, respectively, at the time of the contribution. The Group's contribution becomes 100% vested once the employee attains five years of participation in the plan.

NOTE 24 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The estimated fair value and carrying value of the Group's financial instruments at June 30, follows (in thousands):

                                                                           1997                         1996
                                                                  -------------------           -------------------
                                                                  FAIR       CARRYING           FAIR       CARRYING
                                                                  VALUE        VALUE            VALUE        VALUE
                                                                  -----      --------           -----      --------
Assets:
     Cash and cash equivalents                                   $ 26,036    $ 26,036          $ 16,955    $ 16,955
     Securities purchased under agreements to resell               15,000      15,000             7,129       7,129
     Investment securities                                        441,022     440,370           332,875     333,791
     Loans (including loans available for sale)                   539,537     532,970           486,544     476,110
     Mortgage servicing rights                                      9,051       5,783             6,936       4,626
Liabilities:
     Deposits                                                    $497,371    $497,542          $382,178    $382,557
     Securities sold under agreements to repurchase               247,915     247,915           242,335     242,335
     Borrowings under lines of credit                                   -           -            10,000      10,000
     Advances and borrowings from FHLB                             89,787      89,800            45,964      46,000
     Term notes and bonds payable                                 115,212     115,016            89,698      89,466
Off-Balance Sheet Financial instruments:
      Interest rate swaps-In a net payable position              $ (1,104)                     $   (616)
      Commitments to  extend credit                                 2,156                         1,605


The fair value estimates are made at a point in time based on a variety of factors. Quoted market prices are used for financial instruments in which an active market exists. However, because no market exists for a portion of the Group's financial instruments, fair value estimates are based on judgments regarding the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk, and other factors. Because of the uncertainty inherent in estimating fair values, these estimates may vary from the values that would have been used had a ready market for these financial instruments existed. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could affect these fair value estimates.

The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of the retail deposits, and premises and equipment.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

For cash and cash equivalents and securities purchased under agreements to resell, the carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the instruments.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The fair value of investment and mortgage-backed securities is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS RECEIVABLE

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, real estate mortgage and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value for significant nonperforming loans is based on specific evaluations of discounted expected future cash flows from the loans' or its collateral using current appraisals and market rates.

DEPOSITS

The fair value of non-interest bearing demand deposits, savings and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value.

ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK

The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities.

TERM NOTES AND BONDS PAYABLE

The fair value of term notes and bonds payable is based on discounted cash flows using rates currently available to the Bank for debt with similar terms and remaining maturities.

INTEREST RATE SWAP AND CAP AGREEMENTS

The fair value of interest rate swap and cap agreements is based on dealer quotes. The values represent the estimated amount the Group would receive or pay to terminate the contracts or agreements at the reporting date, taking into account current interest rates and the credit-worthiness of the counterparties.

COMMITMENTS TO EXTEND CREDIT

The fair value of commitments to extend credit is calculated by discounting scheduled cash flows at market discount rates that reflect the credit and interest rate risk inherent in the commitments to extend credit guarantees and letters of credit. Assumptions regarding credit risks, cash flows and discount rates are judgmentally determined using market and specific borrower information.

NOTE  25 - RELATED PARTY TRANSACTIONS:

The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of the business. These do not involve more than the normal risk of collectibility or present other unfavorable features. The outstanding balance of these loans at June 30, 1997 and 1996 amounted to approximately $1,722,000 and $2,300,000, respectively.

NOTE  26 - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended June 30, 1997, 1996 and 1995 was $705,000 and $575,000 and $510,000,
respectively. As of June 30, 1997, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Bank, are summarized as follows (in thousands):


      YEAR ENDING JUNE 30,            AMOUNT
      --------------------            ------
            1998                      $  687
            1999                         703
            2000                         703
            2001                         703
            2002                         703
            Thereafter                 1,404
                                      ------
                                      $4,903
                                      ------
                                      ------


LOAN COMMITMENTS

At June 30, 1997 there were $9,470,000 of unused lines of credit provided to individual customers and $2,093,000 of commitments to originate loans.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management's credit evaluation of the customer.

CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to its business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

NOTE  27 - SUBSEQUENT EVENTS (UNAUDITED):

STOCK SPLIT

Subsequent to the close of fiscal 1997, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. The stock split will be distributed on October 15, 1997. The pro-forma effect of this stock split on income per common share is disclosed in the Consolidated Statements of Income. The pro-forma information on common stock issued and outstanding and related stockholders' equity accounts after the stock dividend is as follows (in thousands):


COMMON STOCK ISSUED AND OUTSTANDING                         9,988 shares
COMMON STOCK                                              $ 9,988
RETAINED EARNINGS                                         $47,696

SALE OF MORTGAGE SERVICING

Following a competitive bidding process for the sale of the Group's mortgage servicing portfolio, including the $516 million serviced for others, on August 18, 1997, the Group's board of directors instructed management to negotiate with the two highest bidders. Management expects the mortgage servicing sale contract and the transaction to be completed by October 31, 1997.

At June 30, 1997 purchased and originated mortgage servicing rights capitalized in connection with the $516 million serviced for others totaled approximately $5,783,000. At June 30, 1997 the Group held borrower's escrow balances amounting to $2,193,000 in connection with loans serviced for others. Loan servicing fees amounted to $2,376,000 in fiscal year 1997.

The divestiture of the mortgage servicing operation is part of a Group's strategy to maximize future earnings. This is indicative of a wider strategy guiding the Group to concentrate only on trust, money management and brokerage and bank products with the highest earnings potential and disregard marginally profitable services. Management expects to realize savings of approximately $2,300,000 from loan servicing operation costs as result of the divestiture.

NOTE  28 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following quarterly financial information is unaudited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations of such periods, are reflected therein (in thousands, except per shares amounts):

                                    SEPTEMBER 30    DECEMBER 31       MARCH 31        JUNE 30         TOTAL
                                    ------------    -----------       --------        -------         -----

1997
----
 Total interest income                $19,317         $20,158         $21,164         $21,990        $82,629
 Total interest expense                10,401          11,010          11,484          12,203         45,098
 Net  interest income                   8,016           7,948           9,680           9,787         35,531
 Provision for loan losses                900           1,200           1,300           1,500          4,900
 Net  income                            2,852           4,397           4,605           4,708         16,562
 Net  income per share                   .35 (*)         .54             .56             .58           2.02

1996
----
 Total interest income                 16,426          17,416          17,853          18,752         70,447
 Total interest expense                 8,923           9,426           9,508          9,837          37,694
 Net interest income                    7,503           7,990           8,345          8,915          32,753
 Provision for loan losses                700           2,000             850          1,050           4,600
 Net  income                            3,322           3,580           3,810          4,024          14,736
 Net  income per share                   .40             .43             .46            .48            1.77


(*) Net income per common share for the first quarter of fiscal 1997 excluding the after tax effect of the one-time SAIF assessment was $.51 per share.

NOTE  29 -  RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS 130 - "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses ) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. In Oriental's case, unrealized gains and losses on certain investments in debt and equity securities will be the only other comprehensive income item to be included in comprehensive income.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement affects only financial statement presentation and, therefore, management understands that its adoption will not have a material effect, if any, on the Group's financial position or results of operations.

SFAS 131 - "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders.

This statement requires that a public business enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Also requires reporting descriptive information about the way that the operating segments were determined, the products and the services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements, and the changes in the measurement of segment amount from period to period. In Oriental's case, management has preliminarily determined that the Bank's operations and the trust and money management operations are the Group's business lines that fulfill the segment definition describe above.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement affects only financial statement presentation and disclosure and therefore management understands that its adoption will not have a material effect, if any, on the Group's financial position or results of operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART - III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions " Information with respect to Directors Whose Terms Continue and Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Group's definitive proxy statement filed with Securities and Exchange Commission on September 19, 1997, (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" "Report of the Compensation Committee on Executive Compensation,"Performance Graph" and "Proposal 2: Adoption of the Bank's 1996 Stock Option Plan" of the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Executive Compensation-Certain
Transactions" of the Proxy Statement is incorporated herein by reference.

                            PART - IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


A - FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

The following financial statements are incorporated by reference to Item 8 -Financial Statements and Supplementary Data on pages 22 through 48 of this report.

-    Independent Auditors' Report
-    Consolidated Statements of Financial Condition as of June 30, 1997 and
      1996
- Consolidated Statements of Income for each of the years in the three-year period ended June 30, 1997
- Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997
- Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended June 30, 1997
-    Notes to the Consolidated Financial Statements

FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 14 (A) above.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30,1997.

C - EXHIBITS

Exhibits are filed as part of this Form 10-K


              NO.                                         EXHIBITS                                         PAGE
          -----------             ------------------------------------------------------------       ----------------
              2.0                 Agreement and Plan of Merger dated as of June 18, 1996 by and          *
                                  between the Registrant, the Bank and Oriental Interim Bank
              3.1                 Amended and Restated Certificate of Incorporation of Registrant        *
              3.2                 By-laws of Registrant                                                  *
             10.1                 Employment Agreement between Jose E. Fernandez and the Bank            *
             10.2                 Bank 1988 Stock Option Plan                                            *
             10.3                 Bank's Amended and Restated 1996 Stock Option Plan                     **
             13.0                 Registrant's Annual Report to Shareholders for fiscal year ending    E-1 to E-18***
                                  June 30, 1997
             21.0                 List of Subsidiaries                                                 E-19
             27.0                 Financial Data Schedule                                              E-20

* - Incorporated by reference from Registration Statement on Form 8-B filed by Registrant on January 10, 1997.

** - Incorporated by reference from Definitive Proxy Statement (Attachment A) for the Registrant's 1997 Annual Meeting of Shareholders filed by the Registrant on September 19, 1997.

*** - Those pages of the Registrant's Annual Report to Shareholders for the fiscal year ending June 30, 1997 (the "Annual Report" incorporated by reference into this Annual Report From 10-K are being filed in electronic format as an exhibit herein, and the Annual Report, including the remaining portions which are not incorporated by reference into this annual Report on Form 10-K, is specifically incorporated by reference herein as an exhibit from the filing of such Annual Report in paper format by the Registrant on or about September 22, 1997 pursuant to Commission Rule 14a-3(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORIENTAL FINANCIAL GROUP INC.
                                                 (Registrant)


                                        By:   /S/JOSE E. FERNANDEZ
                                              --------------------
                                              Jose E. Fernandez
                                              Chairman of the Board, President
                                              and Chief Executive Officer
Dated:    09-25-97                            (Principal Executive Officer)
          --------
                                        By:   /S/RICARDO N. RAMOS
                                              -------------------
                                              Ricardo N. Ramos
                                              Senior Vice President Finance
                                              and Administration
Dated:    09-25-97                            (Principal Financial Officer)
          --------

                                        By:   /S/ROBERTO A. FERNANDEZ
                                              -----------------------
                                              Roberto A. Ferna'ndez
                                              Senior Vice President Loan
                                              Administration and Accounting
Dated:    09-25-97                            (Principal Accounting Officer)
          --------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.


BY:   /S/JOSE E. FERNANDEZ
--------------------------
Jos[caad 214]e E. Fernandez
Chairman of the Board, President
and Chief Executive Officer                  Dated:    09-25-97

BY:   /S/PABLO I. ALTIERI
-------------------------
Dr.. Pablo I. Altieri
Director                                     Dated:    09-25-97

BY:   /S/DIEGO PERDOMO
----------------------
Diego Perdomo
Director                                     Dated:    09-25-97

BY:   /S/EFRAIN ARCHILLA
------------------------
Efrain Archilla
Director                                     Dated:    09-25-97

BY:   /S/JULIAN INCLAN
----------------------
Julian Inclan
Director                                     Dated:    09-25-97

BY:   /S/EMILIO RODRIGUEZ, JR.
------------------------------
Emilio Rodriguez, Jr.
Director                                     Dated:    09-25-97

BY:   /S/ALBERTO RICHA
----------------------
Alberto Richa
Director                                     Dated:    09-25-97

                                  (Logo)                               E-1

                                 ORIENTAL
                              FINANCIAL GROUP

                     MANAGING CHANGE FOR FINANCIAL GROWTH
                BANK-TRUST-FINANCIAL SERVICES-MORTGAGE-LEASING


                                OUR MISSION

MANAGING CHANGE FOR GROWTH THROUGH QUALITY FINANCIAL SERVICES FOR THE ECONOMIC BENEFIT OF OUR CLIENTS AND OUR STOCKHOLDERS, ACHIEVING CONSTANT IMPROVEMENT IN PERFORMANCE AS AN AGILE FRONTRUNNER IN FINANCIAL PLANNING.


                             TABLE OF CONTENTS

Financial Highlights.............1  Oriental Consumer Bank..................12

Managing Change..................2  Oriental Leasing........................13

Message to Stockholders..........4  Oriental Mortgage.......................15

Oriental Financial Group            Management Discussion
Core Business Chart..............8  and Analysis of Financial Condition
                                    and Results of Operations
Oriental Trust                      and
& Money Management...............9  Consolidated Audited
                                    Financial Statements....................17
Investment Brokerage
& Advisory Services.............10

                                   (Logo)                                    E-2

                            FINANCIAL HIGHLIGHTS

                                               Percent
$ in thousands (except for per share results)  Increase     1997         1996         1995
------------------------------------------------------------------------------------------

         AT YEAR END

Total bank assets                             22%    $1,068,600   $  877,400   $  744,400
Trust assets managed                          25%     1,088,600      874,500      699,000
Assets gathered by broker dealer              79%       524,900      293,100      195,400
Loans serviced for third parties              24%       515,700      401,300      272,900
Total financial assets                        31%    $3,197,800   $2,446,300   $1,911,700

Capital                                       12%    $   83,394   $   79,903   $   69,705

------------------------------------------------------------------------------------------

         PER COMMON SHARE

Outstanding common shares at year end                     7,990        7,960        8,002
Dividends declared                            38%    $    4,369   $    3,184   $    1,709
Income per share (excluding SAIF)             24%          2.18         1.77         1.48
Book value                                    11%         11.19        10.04         8.71
Price at year end                             78%    $    28.25   $    15.83   $    12.67

------------------------------------------------------------------------------------------

         OPERATING RESULTS

Net interest income                           15%    $   37,531   $   32,753   $   27,720
Provision for loan losses                      7%         4,900        4,600        2,550
Non-interest income
 (excluding securities gain)                  24%        16,449       13,300       10,222
Non-interest expenses (excluding SAIF)        16%        28,498       24,608       21,590
Net Income (excluding SAIF)                   21%        17,895       14,736       12,107


                               MANAGING CHANGE

The paradigm shift, started in the early 1990s, to create a more agile financial institution that anticipates and manages change, continues to challenge our vision of the requirements for the future.

In order to sustain that vision, important organizational adjustments were made in fiscal 1997 that focused our operations on fortifying core competencies for greater profitability, while seeking to eliminate non-essential functions that do not contribute to enhanced performance.

First, Oriental Financial Group, our bank holding company, was established as the parent company of Oriental Bank & Trust, to achieve greater management flexibility. Second, an international banking entity, O.B.T. International Bank, was organized to take advantage of Puerto Rico's tax incentives on offshore banking transactions.

At the same time, management is in the process of selling off the mortgage loan servicing portfolio to focus more sharply on the profitability of our core businesses.

Our key business strengths continue to reside in the areas of: Trust and Money Management. - Investment Brokerage and Advisory Services. - Consumer Lending and Banking. - Automobile and Equipment Lease Financing - Mortgage Originations.

The emphasis on these primary business areas enabled Oriental Financial Group to become a $3 billion financial institution in fiscal 1997 and continued concentration in developing new and improved products in these areas will allow Oriental to reach its objective of $3 billion in total financial assets by the year 2000, excluding servicing.

Our strong capital position, which is recognized by respected financial rating agencies, makes that projection

                                  [photo]

THE BOARD OF DIRECTORS STANDING LEFT TO RIGHT: JULIAN INCLAN, JOSE ENRIQUE FERNANDEZ (CHAIRMAN), AND EFRAIN ARCHILLA, SEATED: DR. IVAN ALTIERI, DIEGO PERDOMA (CPA), AND ENG. ALBERTO RICHA. EMILIO RODRIQUEZ NOT PICTURED.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN entirely feasible. In fiscal 1997, Duff & Phelps, a leading credit rating company, issued favorable investment grade ratings of "D2" on the short-term and "BBB" on the long-term debt of the bank. In addition, we maintained a highly favorable "T8W2" ranking from Thomson BankWatch, which is the second highest rating granted to commercial banks worldwide.

Such recognition is indicative of the outstanding rate of return on our common stock (see accompanying chart), compared to the overall performance of the stock market.

We consider these ratings to be a reaffirmation of the solid financial position of the bank and other affiliated operations of Oriental Financial Group, whose stock trades on the New York Stock Exchange under the symbol "OFG."

                          [graph]

                           [logo]

                          [photo]

SENIOR VICE PRESIDENTS STANDING LEFT TO RIGHT: DENNIS SOTO, ELI E. DIAZ, ANDY MUNIZ, JOSE R. FERNANDEZ, AND ANDRES MORGADO (CPA). SEATED: RICHARDO RAMOS
(CPA), ROBERTO A. FERNANDEZ (CPA) AND GEORGE JOYNER.

                            MESSAGE TO STOCKHOLDERS

Fiscal 1997 was a year of record earnings performance for Oriental Financial Group and a period of strong emphasis on finding better ways to deliver our services to clients.

Net income (excluding the one-time industry-wide SAIF charge of $1.3 million, net of taxes) grew by 21 percent to reach $17.9 million, compared to $14.7 million in the previous fiscal year. On a per share basis, earnings rose to $2.18 a share, against $1.77 a share in fiscal 1996 for a 24 percent gain. This substantial increase in earnings improved our return on assets to 1.84 percent, compared to 1.82 percent the previous fiscal year and the return on equity rose to 21.17 percent from 19.30 percent in fiscal 1996.

Fiscal 1997 also saw Oriental reach a milestone in its asset position. Bank assets passed the $1 billion mark and total assets managed and gathered by our trust, investment brokerage and servicing operations surpassed $2 billion by June 30, 1997.

Having achieved our $3 billion goal in total assets on target with our projections, certainly a period of self-indulgence could be justified. However, while we sincerely appreciate the market support and dedicated performance of our people, who made this achievement possible, our view of market requirements does not permit complacency on the part of management.

MANAGEMENT FLEXIBILITY

                                  [graph]

We, therefore, restructured our organization to streamline functions for greater profitability. Oriental Financial Group was established as a bank holding company in January 1997 to enhance management flexibility in realizing growth targets in trust services, investment brokerage, banking, lease financing and mortgage lending operations.

To achieve those targets we have established a quality sales culture based on variable compensation models that better motivate our teams in each business unit to provide quality financial services.

The establishment of O.B.T. International Bank, in March 1997, represents another important step in our efforts to improve profitability. Operating as a division of Oriental Bank & Trust, the International Banking Entity (IBE) holds the potential to generate substantial tax-exempt income from offshore transactions.

Under Puerto Rico's International Banking Center Regulatory Act of 1989, the income earned by IBEs is exempt from Puerto Rico income taxes, branch profit taxes and municipal license taxes. Similarly, distribution of dividends, profit participation or other distributions to shareholders, partners or owners of the IBE are completely exempt from all withholding taxes.

The ability to generate tax-exempt income from operations outside of Puerto Rico through the international banking division will contribute to the profitability of the Group, which is positioned to take advantage of broader bank-related business opportunities.

As we ended fiscal 1997, the prospect of national and local banking reform was still very much on the horizon. Eventually, measures that will further blur the lines separating various traditional financial services will become a reality.

How those reforms ultimately play out remains to be seen. However, the test for financial institutions in coming years will be how effectively they deal with the emerging financial environment in Puerto Rico and the world.

Oriental Financial Group is not waiting for those changes to take place before it finds the right solutions. We are aggressively managing change within our own organization to anticipate financial planning requirements for our clients and growth opportunities for our stockholders.

OUR CLIENT-SERVER CULTURE

Increasingly, Oriental is zeroing in on improving its client-server culture. Therefore, how we do business is subject to constant review and change for better performance within tight cost controls. Cost containment and greater efficiency is an on-going goal throughout the organization.

That process brought us to the realization that our human resources are better utilized in developing and delivering innovative financial services, rather than servicing existing loan portfolios. In addition, we continue to emphasize what we regard as our responsibility to inform the market and our own personnel on the varied, and often complex, alternatives available in financial planning.

As a result, we brought our marketing strengths into harmony with our internal training and external communications initiatives. Those efforts saw Oriental offer regularly scheduled seminars throughout the 16-branch network for clients and prospects on various financial strategies, which also gave valuable new tools to our platform personnel, who have daily contact with our customers.

At the same time, we continued to improve our management information systems to more closely monitor performance and encourage convergence in business development. This approach enables us to first identify and then satisfy the total financial needs of our clients.

That operating philosophy required us to beef up training for our personnel as we placed more responsibility for client satisfaction on our expanding professional staff. Our growing computer capabilities also are being employed to increase the flow of information as a tool for managing, training and marketing more effectively.

                             [GRAPH]

TOTAL FINANCIAL SERVICES

Oriental views the branch platform as the showcase for its complete line of financial products, where clients can map out their financial objectives. For example, our clients now have access to investment planning services through investment advisors, who are assigned to branches in Mayaguez, Ponce, Arecibo and Las Cumbres, as well as the Hato Rey headquarters of Oriental Financial Services Corp., our full service investment broker/dealer subsidiary.

Now, in addition to arranging for personal loans and mortgages, our clients also can arrange for their 401(k) or Keogh plan to build retirement income. Now, in addition to making deposits in checking and savings accounts, lease payments or certificates of deposit and IRA purchases, our clients can invest in stocks, bonds, mutual funds and annuities at the branch nearest to them without having to go to a separate office in Hato Rey.

Hato Rey, in the heart of San Juan's financial district, continues to be the nerve center for our trust and investment services, as well as a branch location of the bank. The Hato Rey office also will play a larger role as a center for administrative activities as the supporting operations that are presently conducted in Humacao are moved to San Juan.

This move will substantially contribute to closer administrative coordination between our key business units to assure new efficiencies in serving our clients and expanding product profitability.

We, therefore, expect that the growth patterns established over the past eight fiscal years will continue into the forseeable future. That trend saw income from our core businesses grow significantly in fiscal 1997.

CORE BUSINESS GROWTH

Fee income, which represents approximately 33 percent of total income, rose by 24 percent to $16.4 million in fiscal 1997, compared with $13.3 million a year earlier. Fees earned from the trust, money management and investment brokerage operations showed a significant gain, increasing to $6.8 million in fiscal 1997 from $5.9 million in fiscal 1996, up 14 percent. At the same time, bank service fees rose from $3.8 million in fiscal 1996 to $4.9 million in fiscal 1997, an increase of 29 percent.

                              [GRAPH]

As the most important component of fee income, trust and investment brokerage activities will continue to lead our product mix. An established innovator in retirement planning, our trust division leads in developing IRAs, 401(k) and Keogh programs that are uniquely tailored to the demands of an increasingly sophisticated market.

Similarly, net interest income, after provision for loan losses, grew by 16 percent in fiscal 1997, reaching $32.6 million from $28.2 million in the previous fiscal year. The increase in net interest income was largely due to increased financing activity, primarily in mortgage, leasing and consumer loans.

Mortgage lending continues to be an important part of our loan portfolio mix, representing 50 percent of total loans as of June 30, 1997. However, as lease financing and consumer lending activities grow, we anticipate that the share of mortgage lending will reduce, balancing the mix more evenly.

Still, Oriental is committed to maintaining an active presence in mortgage origination through its nine convenient mortgage centers throughout the island. Those centers are fully integrated within the communities they serve and our Mortgage Account Executives are motivated to work closely with real estate brokers and developers to provide highly competitive mortgage financing for the homebuying market.

Such motivation also drives our lease financing operations, which represent a growing share of our lending activity. Focused on client service through the major dealer outlets for autos and equipment, our leasing specialists work largely in the field through eight leasing centers. As the second largest leasing operation in Puerto Rico, with approximately 30 percent of the market, Oriental Leasing is proving that a direct approach at the point of sale works best.

AGGRESSIVE MARKETING STRATEGIES

This aggressive marketing strategy relies heavily on a closely-watched credit scoring system that assures the quality of our leasing portfolio, which has substantially reduced credit risk.

Consumer banking operations likewise seek to build relations with clients based on a total service approach. As our branch network is maturing, we find increasing acceptance of Oriental as a one-stop financial center. Total deposits, therefore, have shown encouraging growth, reaching $498 million as of June 30, 1997, compared with $383 million a year earlier, an increase of 30 percent. Our specially-tailored accounts, such as the Oriental-Pro checking account and the FaxCash and TeleCash consumer loans, also have received broader market support.

The sharp focus on expanding profitability from every business unit has made it possible to maintain high returns for the benefit of our stockholders. As of June 30, 1997, our return on assets was 1.84 percent and the return on equity was 21.17 percent, with total capital increasing to $89.4 million, up 12 percent from $79.9 million in the previous fiscal year. In addition, the common stock repurchase program authorized by the Board of Directors in fiscal 1996, continues to be an effective capital management tool.

Oriental declared dividends amounting to $4.4 million during fiscal 1997, compared with $3.2 million in fiscal 1996, an increase of 38 percent. This represents a per common share dividend of $0.55 for fiscal 1997, up from $0.38 per common share in fiscal 1996.





   [PHOTO]                                             [GRAPHIC]




/s/ Jose Enrique Fernandez

Jose Enrique Fernandez
Chairman of the Board
President and Chief Executive Officer


We fully expect that a highly favorable rate of return on investment in Oriental Financial Group will be maintained well into the future as our institution continues to take advantage of growth opportunities within a changing financial environment.

To harvest that environment profitably, we are tapping the best available resources to test our skills and build our competence as financial service-providers, who hold client satisfaction and stockholder gain above all else.

The management of Oriental Financial Group deeply appreciates your support in that endeavor and promises to meet the challenge of managing change for financial growth.


[LOGO]

Oriental Financial Group is the bank holding company under which Oriental Bank & Trust is focusing its marketing initiatives to gather assets and grow income through the development of financial products that satisfy the needs of clients.



                                 [GRAPHIC]


MANAGING CHANGE FOR FINANCIAL GROWTH

                                 [LOGO]

                                [GRAPHIC]

ORIENTAL TRUST & MONEY MANAGEMENT

With more than $1 billion in funds under management, Oriental Trust contributed substantially to the asset growth of the Group in fiscal 1997.

As of June 30, 1997, Oriental Trust had increased its assets under management to $1.09 billion, up from $874.5 million at June 30, 1996, an increase of 24 percent. We anticipate that the ability to grow assets through our trust division will enhance measurably in the years to come for various reasons.

Most significantly, 1998 will see the whole spectrum of trust and money management services in Puerto Rico expand tremendously and our trust and money management services are positioned to take full advantage of the liberalization of laws governing how financial resources are put to work for greater growth.

New laws provide that individuals seeking to build retirement income can take a larger deduction on their income tax returns for contributions to individual retirement accounts (IRAs), increasing the limit from $2,500 per individual account to $3,000 per individual. In addition, how those funds can be invested has been expanded to include up to 33 percent in U.S. securities.

As a leader in the IRA market, Oriental Trust is ready to offer its clients more options to take advantage of these reforms for a higher potential return on investment. For example, the established "IRA-Plazos" account makes it possible for investors in the "IRA-Fund" to make regular monthly contributions to reach their desired annual investment target, without having to make one lump sum contribution.

Oriental Trust has effectively proselytized the market to sell the concept of saving for retirement, providing the most diverse IRA products to serve every financial objective.

     - Our "Multi-IRA" assures clients the safety of an account insured by the FDIC, up to $100,000, and a fixed rate of interest for a fixed term.



                                            [PHOTO]

ORIENTAL TRUST
SPECIALISTS WORK CLOSELY
WITH CLIENTS TO STRUCTURE
401(k) PROGRAMS


                                             ORIENTAL
                                          FINANCIAL GROUP
                                         1997 ANNUAL REPORT

[Graph]

                           TRUST ASSETS MANAGED

    - Our "Investor's IRA," which also is insured up to $100,000 of principal by the FDIC and was the first retirement account offered in Puerto Rico to link its return to the performance of a stock market index, gives clients an opportunity to benefit from the growth of equities. At last count, the growth in value of the "Investor's IRA" was 79 percent as measured by the Standard & Poor's 500 Stock Index.

    - Our "IRA-Exenta," also the first of its kind in Puerto Rico, offers clients the best return of any of the tax exempt funds in the market with an outstanding yield performance over the life of the product.

The mix of IRA products marketed by Oriental will be adapted over the months ahead to give clients the full advantages of the reforms in law that promise to further improve income expectations. Likewise, we are working on developing alternative product delivery approaches that will make it easier for clients to integrate their retirement planning objectives with their total financial planning needs.

Those needs are already served by trust products, such as the tailored 401(k) and Keogh programs developed by Oriental, which cater to the particular requirements of employees, employers and self-employed professionals.

In addition, Oriental structures deferred compensation plans, which benefit top money-earners and their employers by providing the necessary investment management to reach the objectives of both parties.

At the same time, our trust officers work closely with individuals and corporations to structure money management strategies as a custodian, trustee, registrar, paying agent and an investment manager of funds.

[Logo]

               INVESTMENT BROKERAGE & ADVISORY SERVICES

"Investment planning for your future" is more than a marketing slogan at Oriental Financial Services Corp., the Group's full-service investment broker/dealer subsidiary. In just four years since its inception in 1993, Oriental Financial Services has established investment planning as a highly successful strategy for building the wealth of its clients and contributing to the fee income of the Group.

That strategy was responsible for attracting assets to the Group at an accelerated pace in fiscal 1997. Financial assets gathered by the broker/dealer operation rose by an astounding 79 percent in the fiscal year, reaching $524.9 million from $293.1 million in the previous 12-month period.

The growth in assets gathered was the result of a calculated effort that first closely analyzed the needs of the market, then added new investment alternatives to satisfy those needs and further developed skilled investment advisors, who are capable of delivering investment vehicles that effectively address a broad variety of financial objectives.

The delivery approach also became more user-oriented. The investment executives at Oriental Financial Services were

[Graph]

encouraged to become more than traders of securities. Instead, they seek to establish long-term client relationships by providing the full range of options available in the market.

To accomplish that task 48 financial planning seminars were given, in conjunction with our trust division, in fiscal 1997 at the Bank's 16 branches. At the same time, the sales force of licensed investment executives was increased by five to a team of 16, who cover the island. That sales force is expected to grow to 40 in the month's ahead, as Oriental Financial Services increasingly brings its resources to investors where they live and work.

Those resources are now being delivered directly through investment centers at the Bank's branches in Ponce on the south coast. Mayaguez on the west coast, Arecibo in the north-central region and Las Cumbres in the suburbs of San Juan, as well as the main offices in Hato Rey's financial district.

This regional approach to providing investment planning services makes it more convenient for investors to consult our advisors in a familiar environment without having to travel to a stock broker in San Juan to make transactions. Moreover, our investment executives are armed with desktop computer access to the best information available in the market.

Based on that information and the recommendations of our advisors, the investor can establish an appropriate investment strategy to meet particular financial objectives. Oriental Financial Services offers a wide array of investment vehicles to meet those objectives. They include : - Fixed and Variable Annuities. - Tax-advantaged Fixed Income Securities. - Mutual Funds.
- Stocks and Bonds.

We anticipate that the investment market in Puerto Rico will continue to respond favorably to the broad range of investment alternatives offered by Oriental Financial Services. Those alternatives will expand further in the month's ahead as Puerto Rico moves toward establishing a viable local capital market with attractive incentives for investing.

The synergies between our brokerage operation and the money management capabilities of our trust division enables us to create vehicles that will effectively serve an increasingly sophisticated market with financial growth opportunities. In addition, our 16 branch locations provide a highly desirable delivery network through which the complete financial requirements of our clients can be served with greater efficiency at competitive costs.

[Logo]

[Photo]

AN ORIENTAL INVESTMENT ADVISOR EXPLAINS THE DETAILS OF FINANCIAL PLANNING ALTERNATIVES.

ORIENTAL CONSUMER BANK

There is a entrepreneurial spirit overtaking the 16 branches of Oriental, where platform associates are eager to serve the total financial requirements of the Bank's clients. Our platforms are becoming increasingly efficient in launching long-term client relationships by tapping the full range of services available to them.

As a result, the Bank has grown impressively on both sides of the balance sheet. Total deposits grew to $498 million as of June 30, 1997, compared to $383 million at June 30, 1996, an increase of 30%. High-yielding certificates of deposit were a strong magnet in attracting the deposits of new clients to the Bank's branches.

At the same time, uniquely structured saving and checking accounts also contributed to bringing in new deposits. Saving and checking deposits rose by 30 percent in the fiscal 1997, reaching $107 million from the previous year's $87 million. Meanwhile, consumer time deposits were up 26 percent to $331 million at the end of fiscal 1997 from $262 million on June 30, 1996.

The islandwide branch network was largely responsible for the growth, presenting our highly attractive consumer banking products to new communities. Among those products is the Oriental-Pro account, which provides free checking on a minimum maintained balance of $500, plus savings and pre-approved credit features.

In addition, the Bank has aggressively pursued direct deposits through its automatic clearing house system, giving clients the convenience of making direct payroll deposits and assigning deductions for payment to other accounts, such as 401(k) contributions, automatically.

Fiscal 1997 also saw a major recovery in consumer loan originations, which grew to $53 million from the previous

                             [photo]

THE LAS CUMBRES BRANCH SERVES THE TOTAL-FINANCIAL NEEDS OF ITS CLIENTS.

                            ORIENTAL
                         FINANCIAL GROUP
                       1997 ANNUAL REPORT
year's $32 million, an increase of 66 percent that was built around the market support for our FaxCash and TeleCash personal loans.

Consumer lending has shown consistant growth over the last four years, doubling to reach 17 percent of the Group's total loan portfolio in fiscal 1997. This substantial increase in consumer lending activity was accomplished without increasing the risk of delinquency or default because of careful credit analysis. The Fair Isaac Credit Scoring System installed in 1995, which is one of the most reliable in the business, has kept the Bank's loan production at the highest possible quality.

In addition to the reliability of the credit scoring system, it also is fast, providing credit authorizations within a matter of hours to satisfy the client's borrowing requirements in a most convenient fashion. The speed with which credit can be issued is of the utmost importance to our total quality approach to consumer banking.

That approach has given our branch personnel greater responsibility for client satisfaction in all aspects. Along with that responsibility, our client-servers are given incentives that encourage improved efficiencies. Our efficiency ratio compared to banks of similar size is improving because we are investing in skill and attitudinal training, as well as product delivery systems.

The emphasis is on reaching out to serve the communities around our branches with the wide array of outstanding financial services the Group offers. While we already reach across the island with the 16 branches currently in operation, Oriental will soon expand that network with three new branches in strategic locations. These include another major shopping center location at San Patricio Plaza, a Caguas Hospital branch and a branch in Fajardo to serve the northeastern region of the island. By extending the Bank's reach into new communities, we will bring the concept of total financial services to a larger market, further growing the potential for profitability in years to come.

                                    [graph]

ORIENTAL LEASING

Oriental continues to view the leasing market as a strong component of its financial services and has taken the necessary steps to assure reasonable growth.

Concentrating on restructuring the controls for better credit quality, Oriental Leasing reduced financing originations in fiscal 1996, while highly efficient systems could be fully applied to the energetic marketing efforts already in place. With reliable and rapid credit scoring installed by January 1996, Oriental set out to rebuild its lease financing portfolio based on the potential for growth in the market.

In spite of the increasing popularity of lease financing, especially in the auto market, only 20 percent of the cars sold in Puerto Rico are currently leased. The potential for growth, therefore, is almost unlimited for the forseeable future.

                                 ORIENTAL
                             FINANCIAL GROUP
                            1997 ANNUAL REPORT

FINANCE LEASES
ORIGINATION
AND PURCHASES

                                                                      E-15

                                 [graph]

Oriental Leasing was able to realize a good share of that potential during fiscal 1997, with lease financing originations climbing to $74.8 million for the $61.8 million produced in fiscal 1996, an increase of 29 percent. Automobile leases represent the bulk of Oriental's lease financing portfolio and Oriental is the second largest producer of such financing with a market share of about 30 percent.

While auto leasing is the most active segment of the market, Oriental also provides lease financing for the purchase of equipment for individuals and small and medium-sized businesses, as well as for professional and office systems.

Both segments of the lease market are served by specialists who are motivated to deal directly with clients at the point of sale through dealerships. They are supported by a centralized authorization and processing system that frees them to seek out new business and maintain a high level of customer service.

The leasing business can be highly volatile. Therefore, our credit analysis

                            [photo]

AN ORIENTAL AUTO LEASING SALES MANAGER DELIVERS THE KEYS TO ANOTHER SATISFIED CUSTOMER.

                           ORIENTAL
                        FINANCIAL GROUP
                      1997 ANNUAL REPORT
capabilities are of the utmost importance to maintaining the quality of the lease financing portfolio, which grew to 1 percent of the total lending portfolio for the Group in fiscal 1997.

As a result, considerable effort must go into preparing our Lease Account Executives in the fine points of dealing with each segment of the market to provide the best possible service within a framework of conservative credit policies. Our industry-specific credit scoring technology is central to that process.

Working closely with dealers and their customers, Oriental Leasing quickly processes a lease application for the benefit of all concerned. Customer satisfaction is essential in the leasing business and our real-time computer authorizations facilitate sales for the benefit of the dealer and the consumer.

As the consumer increasingly realizes the advantages of lease financing, Oriental expects to grow its lease financing activities to serve the market. We, therefore, seek to orient prospective clients through our eight leasing centers that are proving to be a valuable resource in generating new business.

ORIENTAL MORTGAGE

The origination of mortgages is the largest single lending activity of the Group, representing 50 percent of the total loan portfolio in fiscal 1997. While the share of mortgage loans is still sizable, it has reduced substantially from 71 percent of the lending mix in fiscal 1993, a decrease of 42 percent.

This gradual reduction is the result of calculated efforts to balance the revenue sources of the Group by greatly expanding other business units. However, mortgage originations continue to be a vital part of our business growth strategy, increasing to $192.8 million in fiscal 1997, up 11 percent from the $179.4 million produced in fiscal 1996.

Oriental expects to maintain a reasonable level of growth in mortgage originations well into the future. We, therefore, continue to emphasize client service through our nine mortgage lending centers, where Mortgage Accounts Executives, who are skilled in every aspect of the origination process, carry each loan through to fruition, from the initial application to the disbursement of the final check.

We consider the origination process to be so important to our role in providing the best possible client service that management has refocused its attentions in this area exclusively and will sell off its mortgage servicing portfolio.

There is no question that mortgage servicing can represent a lucrative source of fee income for any financial institution. However, it also represents a sizable investment in human resources and capital to carry out the many accountability functions associated with mortgage ser-

                             [graph]

                            ORIENTAL
                         FINANCIAL GROUP
                       1997 ANNUAL REPORT
vicing. The economies of scale realized from concentrating on mortgage originations will enable Oriental to further improve it's return on investment in this area.

In our view, those resources would be better utilized in the development and growth of Oriental's other core competencies, namely meeting the total financial needs of our growing client base with innovative services, such as broader participation in the orientation of real estate brokers and homebuyers by offering seminars.

Mortgage banking continues to be an important part of that growth strategy, contributing to the income stream of the. However, the concentration will be in the origination area, where Oriental has developed valuable market relationships with real estate brokers and developers to serve homebuyers better.

                             [photo]

MORTGAGE SPECIALISTS GO OVER THE PLANS FOR A PROJECT WHERE ORIENTAL WILL PROVIDE SINGLE-FAMILY PERMANENT FINANCING TO BUYERS.

                            ORIENTAL
                         FINANCIAL GROUP
                       1997 ANNUAL REPORT

PRICE WATERHOUSE


                   REPORT OF INDEPENDENT ACCOUNTANTS

August 7, 1997

To the Board of Directors and Stockholders of Oriental Financial Group, Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oriental Financial Group and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 10 Expires Dec. 1, 1998
Stamp 1457439 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report.

                     LIST OF REGISTRANT'S SUBSIDIARIES

1. ORIENTAL BANK AND TRUST-commercial bank organized and existing under the laws of the Commonwealth of Puerto Rico.

    Subsidiaries of Oriental Bank and Trust:

    a. Oriental Financial Services Corp.-corporation organized and existing under the laws of the Commonwealth of Puerto Rico.

    b. Eastern Services Corporation-corporation organized and existing under the laws of the Commonwealth of Puerto Rico.

    c. Oriental Funding Corporation-corporation organized and existing under the laws of the Commonwealth of Puerto Rico.

    d. Eastern Funding Corporation-corporation organized and existing under the laws of the Commonwealth of Puerto Rico.

                             ORIENTAL FINANCIAL GROUP
                         SELECTED FINANCIAL DATA EXHIBIT
              PURSUANT TO ITEM 601(c)(2)(i) OF REGULATION S-K AND S-B

1  RESTATED                                            NO
2  CIK #                                          1030469
3  NAME                          ORIENTAL FINANCIAL GROUP
4  MULTIPLIER                                       1,000
5  CURRENCY                                         U.S.$
6  PERIOD START                                  1-JUL-96
7  EXCHANGE-RATE                                     -
8  FISCAL YEAR END                              30-JUN-97
9  PERIOD-END                                   12-MONTHS
10 CASH                                            12,812
11 INTEREST-BEARING DEPOSITS                        8,000
12 FEDERAL FUNDS SOLD/REVERSE REPOS                15,000
13 TRADING ASSETS                                  25,276
14 INVESTMENTS AVAILABLE-FOR-SALE                 203,260
15 INVESTMENTS HTM-AT COST                        201,790
16 INVESTMENTS HTM-AT FAIR VALUE                  202,443
17 LOANS                                          538,378
18 ALLOWANCE                                        5,408
19 TOTAL ASSETS                                 1,068,596
20 DEPOSITS                                       497,542
21 SHORT-TERM BORROWINGS                          337,715
22 OTHER LIABILITIES                               28,929
23 LONG-TERM BORROWINGS                           115,016
24 PREFERRED MANDATORY STOCK                         -
25 PREFERRED STOCK                                   -
26 COMMON STOCK                                     7,990
27 OTHER STOCKHOLDERS EQUITY                       81,404
28 TOTAL LIABILITIES AND EQUITY                 1,068,596
29 INTEREST LOAN                                   54,770
30 INTEREST INVESTMENTS                            26,780
31 INTEREST OTHER                                   1,079
32 TOTAL INTEREST                                  82,629
33 INTEREST DEPOSITS                               21,012
34 TOTAL INTEREST EXPENSE                          45,098
35 NET INTEREST INCOME                             37,531
36 PROVISION FOR LOAN LOSSES                        4,900
37 SECURITIES GAINS                                   903
38 EXPENSE-OTHER                                   30,321
39 INCOME-PRETAX                                   19,662
40 INCOME-PRE-EXTRAORDINARY                        19,662
41 EXTRAORDINARY                                     -
42 CHANGES                                           -
43 NET INCOME                                      16,562
44 EPS-PRIMARY                                       2.02
45 EPS-DILUTED                                       2.01
46 YIELD-ACTUAL                                     3.89%
47 LOANS-NON ACCRUAL                               13,285
48 LOANS-PAST                                        -
49 LOANS-TROUBLED                                    -
50 LOANS-PROBLEM                                     -
51 ALLOWANCE BEGINNING OF YEAR                      4,496
52 CHARGE-OFFS                                      5,262
53 RECOVERIES                                       1,274
54 ALLOWANCE CLOSE OF YEAR                          5,408
55 ALLOWANCE DOMESTIC                               5,408
56 ALLOWANCE FOREIGN                                  -
57 ALLOWANCE UNALLOCATED