Form 10-Q
period 1997-09-30
ORIENTAL FINANCIAL GROUP INC
filed 1997-11-14
CIK 1030469

                          SECURITIES AND EXCHANGE COMMISSION


                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                            COMMISSION FILE NO. 001-12647


                            ORIENTAL FINANCIAL GROUP INC.


                   INCORPORATED IN THE COMMONWEALTH OF PUERTO RICO


                      IRS EMPLOYER IDENTIFICATION NO. 66-0259436


                             PRINCIPAL EXECUTIVE OFFICES:

                                68 MUNOZ RIVERA AVENUE
                                  501 HATO REY TOWER
                             HATO REY, PUERTO RICO 00918
                           TELEPHONE NUMBER: (787) 766-1986


-------------------------------------------------------------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                         COMMON STOCK ($1.00 PAR VALUE)


              9,965,940 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1997


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes        x     No           .
                                                  ------------     ----------

                               TABLE OF CONTENTS

                                                                                 PAGE
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
PART - 1

ITEM - 1    FINANCIAL STATEMENTS

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              SEPTEMBER 30, 1997 (UNAUDITED) AND JUNE 30, 1997.                                      1

              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE
              QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996.                         2

              UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996.                 3

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996.                         4-5

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                6-11


ITEM - 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                             12-25

------------------------------------------------------------------------------------------

PART - 2

ITEM - 1    LEGAL PROCEEDINGS - NONE                                              25
ITEM - 2    CHANGE IN SECURITIES - NONE                                           25
ITEM - 3    DEFAULTS UPON SENIOR SECURITIES - NONE                                25
ITEM - 4    SUBMISSIONS OF  MATTERS TO A  VOTE OF SECURITY HOLDERS                26
ITEM - 5    OTHER INFORMATION - NONE                                              26
ITEM - 6    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K      26

            SIGNATURES                                                            27


                         ORIENTAL FINANCIAL GROUP INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                SEPTEMBER 30, 1997 (UNAUDITED) AND JUNE 30, 1997
                               (IN THOUSANDS)


ASSETS
-----------------------------------------------------------------------------------------------------------
                                                                            September 30,       June 30,
                                                                                1997              1997
                                                                            -------------     -------------
Cash and due from banks                                                     $     13,724      $     12,812
                                                                            -------------     -------------
MONEY MARKET INVESTMENTS:

  Securities purchased under agreements to resell                                   -               15,000
  Time deposits with other banks                                                   4,000             8,000
  Other short-term investments, at cost                                            1,070             5,224
                                                                            -------------     -------------
     TOTAL MONEY MARKET INVESTMENTS                                                5,070            28,224
                                                                            -------------     -------------

INVESTMENT SECURITIES AND OTHER INVESTMENTS:
  Trading securities, at market                                                   35,046            25,276
  Investment securities available-for-sale, at market                            256,992           203,261
  Investment securities held-to-maturity, at cost                                233,920           201,790
  Federal Home Loan Bank (FHLB)  stock, at cost                                   10,043            10,043
                                                                            -------------     -------------
     TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS                           536,001           440,370
                                                                            -------------     -------------

LOANS:
  Loans held for sale                                                             28,882            29,285
  Loans receivable                                                               529,114           509,093
                                                                            -------------     -------------
     TOTAL LOANS                                                                 557,996           538,378
  Allowance for loan losses                                                       (5,454)           (5,408)
                                                                            -------------     -------------
     TOTAL LOANS, NET                                                            552,542           532,970
                                                                            -------------     -------------

Accrued interest receivable                                                       14,096            12,350
Foreclosed real estate, net                                                          779               698
Premises and equipment, net                                                       19,471            19,378
Other assets, net                                                                 20,081            21,794
                                                                            -------------     -------------
TOTAL ASSETS                                                                $  1,161,764      $  1,068,596
                                                                            -------------     -------------
                                                                            -------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $    525,609      $    497,542
Securities sold under agreements to repurchase                                   303,646           247,915
Borrowings under lines of credit                                                       -               -
Advances and borrowings from Federal Home Loan Bank                               91,700            89,800
Term notes and bonds payable                                                     114,892           115,016
Accrued expenses and other liabilities                                            31,161            28,929
                                                                            -------------     -------------
  TOTAL LIABILITIES                                                            1,067,008           979,202
                                                                            -------------     -------------
Commitments and contingencies                                                      -                 -
                                                                            -------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares authorized; none issued
  Common stock, $1 par value; 20,000,000 shares authorized; 9,965,940 issued and outstanding in September 30,1997 and 7,989,787
    issued and outstanding in June 30,1997.                                        9,966             7,990
  Additional paid-in capital                                                      26,990            28,631
  Legal surplus                                                                    4,429             4,002
  Retained earnings                                                               52,975            49,694
  Treasury stock, at cost, 81,200 shares at September 30, and June 30, 1997       (1,836)           (1,836)
  Unrealized gain on securities available-for-sale, net of taxes                   2,232               913
                                                                            -------------     -------------
  TOTAL STOCKHOLDERS' EQUITY                                                      94,756            89,394
                                                                            -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,161,764      $  1,068,596
                                                                            -------------     -------------
                                                                            -------------     -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE QUARTERS ENDED ON SEPTEMBER 30, 1997 and 1996
                (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                Three Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                               1997             1996
                                                          -------------     -------------
INTEREST INCOME:
  Loans                                                         14,334      $     12,950
  Mortgage-backed securities                                     5,246             3,941
  Investment securities                                          3,480             2,129
  Other interest-earning assets                                    394               297
                                                          -------------     -------------
     TOTAL INTEREST INCOME                                      23,454            19,317
                                                          -------------     -------------
INTEREST EXPENSE:
  Deposits                                                       6,356             4,587
  Securities sold under agreements to repurchase                 4,025             2,915
  Other borrowed funds and interest rate risk management         3,188             2,899
                                                          -------------     -------------
     TOTAL INTEREST EXPENSE                                     13,569            10,401
                                                          -------------     -------------
     NET INTEREST INCOME                                         9,885             8,916

Provision for loan losses                                        1,300               900
                                                          -------------     -------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         8,585             8,016
                                                          -------------     -------------
NON-INTEREST INCOME:
  Bank service charges and fees                                  1,007             1,274
  Trust, money management and brokerage fees                     2,101             1,528
  Mortgage banking activities                                    1,531               563
  Gain on sale of investment securities                            111               157
  Trading account income                                           110               (30)
  Rent and other operating income                                  186               182
                                                          -------------     -------------
     TOTAL NON-INTEREST INCOME                                   5,046             3,674
                                                          -------------     -------------
NON-INTEREST EXPENSES:
  Compensation and benefits                                      3,850             3,441
  Occupancy and equipment                                        1,174               996
  Professional fees                                                339               309
  Advertising and promotion                                        665               341
  Real estate owned expenses                                        29                67
  Insurance, including deposit insurance                           122               273
  Communications                                                   378               260
  Other                                                          1,169               843
  SAIF one-time capitalization assessment                           -              1,823
                                                          -------------     -------------
     TOTAL NON-INTEREST EXPENSE                                  7,726             8,353
                                                          -------------     -------------
     INCOME BEFORE INCOME TAXES                                  5,905             3,337

Provision for income taxes                                         968               485
                                                          -------------     -------------
     NET INCOME                                           $      4,937      $      2,852
                                                          -------------     -------------
                                                          -------------     -------------

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Average common shares outstanding                              9,903             9,915
  Average common stock equivalents - options                       325               408
                                                          -------------     -------------
     TOTAL                                                      10,228            10,323
                                                          -------------     -------------

INCOME PER COMMON SHARE                                   $       0.48      $       0.28
                                                          -------------     -------------
                                                          -------------     -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE QUARTERS ENDED ON SEPTEMBER 30, 1997 AND 1996
                               (IN THOUSANDS)


                                                           1997       1996
                                                        ---------   ---------

COMMON STOCK:
  Balance at beginning of period                        $  7,990    $  6,633
  Five-for-four stock split                                1,912         -
  Six-for-five stock split                                    -        1,318
  Stock options exercised                                     64          19
  Common stock repurchased and retired                        -          (64)
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                              9,966       7,906
                                                        ---------   ---------
                                                        ---------   ---------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                          28,631      31,234
  Five-for-four stock split                               (1,912)        -
  Six-for-five stock split                                    -       (1,318)
  Stock options exercised                                    271          54
  Common stock repurchased and retired                        -       (1,185)
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                             26,990      28,785
                                                        ---------   ---------
                                                        ---------   ---------
LEGAL SURPLUS:
  Balance at beginning of period                           4,002       2,498
  Transfer from retained earnings                            427         228
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                              4,429       2,726
                                                        ---------   ---------
                                                        ---------   ---------
RETAINED EARNINGS:
  Balance at beginning of period                          49,694      39,005
  Net income                                               4,937       2,852
  Dividends declared and cash paid on fractional shares   (1,229)       (989)
  Transfer to legal surplus                                 (427)       (228)
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                             52,975      40,640
                                                        ---------   ---------
                                                        ---------   ---------
TREASURY STOCK:
  Balance at beginning of period                          (1,836)        -
  Treasury stock purchased                                    -          -
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                             (1,836)        -
                                                        ---------   ---------
                                                        ---------   ---------
UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF TAXES:
  Balance at beginning of period                             913         533
  Net change in fair value of securities
     available-for-sale, net of taxes                      1,319        (368)
                                                        ---------   ---------
     BALANCE AT END OF PERIOD                              2,232         165
                                                        ---------   ---------
                                                        ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                             $  94,756   $  80,222
                                                        ---------   ---------
                                                        ---------   ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED ON SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                                        1997            1996
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                            $  4,937        $  2,852
                                                                                      ---------       ---------
                                                                                      ---------       ---------
Adjustments to reconcile net income to net cash
  (used in) operating activities:
    Amortization of deferred loan origination
      fees and costs                                                                      (807)           (710)
    Amortization of premiums and accretion of discounts
      mortgage-backed and investment securities                                            219            (125)
    Depreciation and amortization of premises and equipment                                597             504
    Provision for loan losses                                                            1,300             900
    Gain on sale of available-for-sale securities                                         (111)           (157)
    Mortgage banking activities                                                         (1,531)           (563)
    Increase in trading securities                                                      (9,880)        (10,202)
    Increase in accrued interest receivable                                             (1,746)            (71)
    Decrease  in other assets                                                            1,713             371
    Increase in accrued expenses and liabilities                                         1,784           1,953
                                                                                      ---------       ---------
      TOTAL ADJUSTMENTS                                                                 (8,462)         (8,100)
                                                                                      ---------       ---------
                                                                                      ---------       ---------
      NET CASH USED IN OPERATING ACTIVITIES                                             (3,525)         (5,248)
                                                                                      ---------       ---------
                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease in securities purchased under agreements to resell                       15,000           3,829
  Purchases of investment securities available-for-sale                                (49,401)        (37,893)
  Sales of  investment securities available-for-sale                                    12,495          57,237
  Maturities of  investment securities available-for-sale                               23,580             -
  Purchases of investment securities held-to-maturity                                  (36,424)         (5,749)
  Maturities and redemptions of investment securities held-to-maturity                   4,191           1,190
  Net origination of loans                                                             (57,313)        (42,738)
  Capital expenditures                                                                    (690)         (1,083)
                                                                                      ---------       ---------
      NET CASH USED IN INVESTING ACTIVITIES                                         $  (88,562)     $  (25,207)
                                                                                      ---------       ---------
                                                                                      ---------       ---------

                                   CONTINUED


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED ON SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                                 1997            1996
                                                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in:
     Deposits                                                                 $  28,067        $  16,185
     Securities sold under agreements to repurchase                              55,731          (18,082)
     Borrowings under lines of credit                                               -            (10,000)
     Advances and borrowings from FHLB                                            1,900            4,500
  Issuance of term notes                                                            -             55,000
  Payment of term notes                                                             -             (8,000)
  Principal payments of bonds payable                                              (124)            (198)
  Proceeds from exercise of stock options                                           335               73
  Repurchase of common stock                                                        -             (1,249)
  Dividends and cash paid on fractional shares                                   (1,064)            (748)
                                                                              ----------       ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                   84,845           37,481
                                                                              ----------       ----------
                                                                              ----------       ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (7,242)           7,026

Cash and cash equivalents at beginning of period                                 26,036           16,955
                                                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  18,794        $  23,981
                                                                              ----------       ----------
                                                                              ----------       ----------
CASH AND CASH EQUIVALENTS INCLUDE:

  Cash and due from banks                                                     $  13,724        $   9,429
  Time deposits with other banks                                                  4,000            8,000
  Other short-term investments                                                    1,070            6,552
                                                                              ----------       ----------
                                                                              $  18,794        $  23,981
                                                                              ----------       ----------
                                                                              ----------       ----------
SUPPLEMENTAL DISCLOSURE:

  Interest paid                                                               $  13,200        $  10,400
                                                                              ----------       ----------
                                                                              ----------       ----------
  Income taxes                                                                $     -          $     -
                                                                              ----------       ----------
                                                                              ----------       ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Real estate foreclosed as payment of loans                                  $      80        $      90
                                                                              ----------       ----------
                                                                              ----------       ----------
  Real estate loans securiticized into mortgage-backed securities             $  38,700        $  34,700
                                                                              ----------       ----------
                                                                              ----------       ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            ORIENTAL FINANCIAL GROUP INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1997 contained in Oriental's annual report. Certain reclassifications have been made to the September 30, 1996 and June 30, 1997 consolidated financial statements to conform with the presentation of the current period consolidated financial statements.

In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and June 30, 1997 as well as the results of operations and cash flows for the three months ended September 30, 1997 and September 30, 1996. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NATURE OF OPERATIONS:

The Group was incorporated on January 24,1997 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Oriental Bank and Trust (the "Bank"). As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company.

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

NOTE 3 - INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average of common shares and common stock equivalent shares outstanding after giving retroactive effect to common stock dividends and splits. Common stock equivalents are computed using the Treasury Stock Method. Stock options outstanding under Oriental's stock option plan for officers and employees are common stock equivalents and therefore, considered in the computation of income per common share. The weighted average common shares and common stock equivalent shares outstanding at September 30, 1997 and 1996 were 10,228,313 and 10,323,115, respectively. For the income per share calculation refer to the consolidated statement of income at page 2.

NOTE  4 - INVESTMENT SECURITIES:

TRADING SECURITIES:

The Group classifies as trading debt and equity securities that are bought and held principally for the purpose of selling them in the near term. The securities are carried at estimated fair value with realized and unrealized changes in market value recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue arising from trading instruments are included in the statement of income as part of net interest income rather than in the trading profit or loss account.

The fair value of trading securities is based on quoted market prices. At September 30, 1997 and and June 30, 1997 , the amortized cost and fair market value of securities held for trading were $34,948,000 and $35,046,000 and $25,255,000 and $25,276,000,respectively. At September 30, 1997, gross holding unrealized gains and gross unrealized losses amounted to $104,000 and $6,000, respectively.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Group classifies as available-for-sale debt and equity securities not classified as either held-to-maturity or trading securities. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes as a separate component of stockholders' equity. The estimated fair value of investment securities is based on quoted market prices or dealer quotes. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The amortized cost , estimated fair value, weighted average yield and related contractual maturities of debt and equity securities available-for-sale by category at September 30, and June 30, 1997 are as follows ( in thousands):


                                                     SEPTEMBER 30, 1997                  JUNE 30, 1997
                                             ---------------------------------- ----------------------------------
                                                                        AVERAGE                           AVERAGE
                                             AMORTIZED      FAIR       WEIGHTED AMORTIZED     FAIR        WEIGHTED
                                                COST        VALUE        YIELD    COST        ALUE         YIELD
                                             ---------------------------------- ----------------------------------
UNITED STATES GOVERNMENT OBLIGATIONS:
Average maturity of  5 years and 9 months at
September and 5 years and 1 month at June.
     Due from one to five years                 $ 42,838    $ 43,614     6.92%    $ 62,847    $ 63,197     6.76%
     Due from five to ten years                  118,350     119,766     6.42       47,339      47,435     6.78
                                                --------    --------     -----    --------    --------     ------
                                                 161,188     163,380     6.59      110,186     110,632     6.77
                                                --------    --------     -----    --------    --------     ------

PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  9 years and 7 months at
September and 8 years and 4 months at June.
     Due from one to five years                    5,188       5,170     5.55        5,212       5,170     5.55
     Due over ten years                           27,455      27,514     8.00       28,879      29,107     7.97
                                                --------    --------     -----    --------    --------     ------
                                                  32,643      32,684     7.61       34,091      34,277     7.60
                                                --------    --------     -----    --------    --------     ------

MORTGAGE - BACKED SECURITIES:
Average maturity of  20 years and 6 months at
September and 20 years and 9 months at June.
     Due from one to five years                      439         431     5.94          416         408     5.94
     Due from five to ten years                    1,590       1,620     6.89          797         807     6.98
     Due over ten years                           58,155      58,877     6.88       56,553      57,137     6.91
                                                --------    --------     -----    --------    --------     ------
                                                  60,185      60,928     6.87       57,766      58,352     6.90
                                                --------    --------     -----    --------    --------     ------

                                                $254,016    $256,992     6.79%    $202.043    $203,261     6.94%
                                                --------    --------     -----    --------    --------     ------
                                                --------    --------     -----    --------    --------     ------


At September 30, and June 30, 1997 mortgage-backed securities available-for-sale consisted of (in thousands):


                                           SEPTEMBER 30, 1997         JUNE 30, 1997
                                        -----------------------  -------------------------
                                          AMORTIZED     FAIR        AMORTIZED      FAIR
                                            COST        VALUE         COST         VALUE
                                        -----------------------  -------------------------
MORTGAGE - BACKED SECURITIES:
     GNMA                                  $39,940     $40,501       $47,274      $47,832
     FHLMC                                  20,191      20,361        10,438       10,454
     Mortgage Pass Through Certificates         54          66            54           66
                                           -------     -------       -------      -------
                                           $60,185     $60,928       $57,766      $58,352
                                           -------     -------       -------      -------
                                           -------     -------       -------      -------


The Puerto Rico government obligations due over ten years category includes an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $27,514,000 which commenced paying down principal on August 1, 1994, and is expected to be fully collected during 1998.

At September 30, 1997, gross unrealized gains and gross unrealized losses amounted to $3,092,000 and $116,000, respectively. These amounted to $1,620,000 and $402,000, respectively at June 30, 1997. At September 30, and June 30, 1997 unrealized gains on securities available-for-sale of $2,232,000 and $913,000, respectively, net of deferred income tax of $744,000 and $305,000 respectively, were reported as a separate component of stockholders' equity.

Proceeds from the sale of investment securities available-for-sale during the three months period ended September 30, 1997, were $12,495,000. Gross realized gains and losses on those sales during the year were $157,000 and $46,000, respectively.

INVESTMENT SECURITIES HELD-TO-MATURITY:

The Group classifies as held-to-maturity debt securities for which the Group has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The carrying value, estimated fair value, weighted average yield and related contractual maturities of debt and equity securities held-to-maturity by category at September 30, and June 30, 1997 are as follows ( in thousands):


                                                     SEPTEMBER 30, 1997                  JUNE 30, 1997
                                             ---------------------------------- ----------------------------------
                                                                        AVERAGE                           AVERAGE
                                             AMORTIZED      FAIR       WEIGHTED AMORTIZED     FAIR        WEIGHTED
                                                COST        VALUE        YIELD    COST        ALUE         YIELD
                                             ---------------------------------- ----------------------------------
PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  8 years at September
and 8 years and 3 months at June.
     Due from five to ten years              $  1,010       $  1,020   6.73%    $  1,013      $  1,020     6.73
     Due over ten years                         2,573          2,608   7.69        2,583         2,588     7.69
                                             --------       --------   -----    --------      --------     ----
                                                3,583          3,608   7.41        3,586         3,608     7.41
                                             --------       --------   -----    --------      --------     ----

MORTGAGE - BACKED SECURITIES:
Average maturity of  17 years and 7 months at
September and 14 years and  6 months at June.
     Due from one to five years                   162            164   7.45          261           261     6.27
     Due from five to ten years                 4,786          4,868   6.82        3,285         3,346     6.99
     Due over ten years                       225,389        227,693   7.26      194,658       195,228     6.97
                                             --------       --------   -----    --------      --------     ----
                                              230,337        232,725   7.25      198,204       198,835     6.97
                                             --------       --------   -----    --------      --------     ----

                                             $233,920       $236,333   7.25%    $201,790      $202,443     6.94%
                                             --------       --------   -----    --------      --------     ----
                                             --------       --------   -----    --------      --------     ----


The mortgage-backed securities due over ten years category includes approximately $83,000,000 of the short end of certain Puerto Rico GNMA tax exempt serial certificates with an average expected life of 4 to 6 years. At September 30, mortgage-backed securities held-to-maturity were comprised of the following (in thousands):


                                            SEPTEMBER 30, 1997         JUNE 30, 1997
                                         -----------------------  -----------------------
                                           AMORTIZED     FAIR      AMORTIZED       FAIR
                                             COST        VALUE        COST         VALUE
                                         -----------------------  -----------------------
MORTGAGE - BACKED SECURITIES:
     GNMA                                  $ 148,127   $ 149,005   $ 149,275     $ 149,081
     FNMA                                     72,985      73,668      38,439        38,650
     FHLMC                                     6,155       6,341       7,205         7,369
     Mortgage Pass Through Certificates        3,070       3,711       3,285         3,735
                                           ---------   ---------   ---------     ---------
                                           $ 230,337   $ 232,725   $ 198,204     $ 198,835
                                           ---------   ---------   ---------     ---------
                                           ---------   ---------   ---------     ---------


Gross unrealized gains and gross unrealized losses at September 30, 1997 amounted to $2,881,000 and $470,000 respectively. These amounted to $1,652,000 and $999,000, respectively, at June 30, 1997.

FEDERAL HOME LOAN BANK STOCK:

At September 30, and June 30, 1997 there was an investment in Federal Home Loan Bank (FHLB) of New York Stock with a book and fair value of $10,043,000 and $10,043,000, respectively. The fair value of such investment is its redemption value.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases and residential mortgage loans. The composition of the loan portfolio at September 30, and June 30, 1997 was as follows (in thousands):

                                                     SEPTEMBER 30,   JUNE 30,
                                                         1997          1997
                                                      ----------   ----------
LOANS SECURED BY REAL ESTATE:
  Residential                                         $  235,091   $  225,143
  Commercial                                               8,949        9,087
  Home equity loans                                        5,630        5,436
  Construction, land acquisition and  land
     improvements                                          4,533        4,391
                                                      ----------   ----------
                                                         254,203      244,057
  Less: undisbursed portion of loans in process           (1,173)      (2,093)
                                                      ----------   ----------
     LOANS SECURED BY REAL ESTATE, NET                   253,030      241,964
                                                      ----------   ----------
                                                      ----------   ----------
OTHER LOANS:
  Commercial loans                                        11,129       10,512
  Auto loans                                              13,333       14,882
  Personal loans                                          79,629       69,773
  Personal lines of credit                                 5,834        5,190
  Cash collateral loans                                    2,244        2,827
  Financing leases                                       203,990      205,077
                                                      ----------   ----------
                                                         316,164      308,261
  Less: unearned interest                                (40,075)     (41,131)
                                                      ----------   ----------
     OTHER LOANS, NET                                    276,084      267,130
                                                      ----------   ----------
                                                      ----------   ----------
Loans receivable                                         529,114      509,093
Allowance for loan losses                                 (5,454)      (5,408)
                                                      ----------   ----------
LOANS RECEIVABLE, NET                                    523,660      503,685
Loans held for sale                                       28,882       29,285
                                                      ----------   ----------
TOTAL LOANS,NET                                       $  552,542   $  532,970
                                                      ----------   ----------
                                                      ----------   ----------

The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Group measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or
the fair value of the collateral, if the loan is collateral dependent.   All
loans are evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment, leases and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment. Over 95% of the group's loan portfolio is composed of smaller homogenous loans which are evaluated collectively for impairment. Accordingly, the balance of impaired commercial loans and leases at september 30, 1997 and 1996 and their average for the quarter is not significant.

Refer to Table D at page 19 of the management's discussion and analysis of financial condition and results of operations for the changes in the allowance for loan losses for the first quarter ended September 30, 1997 and 1996.

NOTE   6 - ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK:

At September 30, and June 30, 1997 advances and borrowings from the Federal Home Loan Bank of New York (FHLB) consist of the following (in thousands):

TYPE         SEPT. 30,   JUNE 30,       MATURITY DATE                 INTEREST RATE DESCRIPTION
---------------------------------------------------------------------------------------------------------
ADVANCE      $     -     $15,000    JULY 1997                 Fixed - 5.79%
ADVANCE            -      15,000    AUGUST 1997               Fixed - 5.80%
ADVANCE       15,000           -    OCTOBER 1997              Fixed - 5.75%
ADVANCE       10,000      10,000    NOVEMBER 1997             Floating due quarterly  -  5.74% at 9/30/97
ADVANCE       10,000      10,000    FEBRUARY 1998             Floating due monthly  -  5.71% at 9/30/97
ADVANCE       12,700      13,800    OVERNIGHT LINE OF CREDIT  Floating due daily - 6.75% at 9/30/97
ADVANCE       10,000           -    SEPTEMBER 1999            Fixed - 5.71% - Callable March 1998
ADVANCE       10,000           -    SEPTEMBER 1999            Fixed - 5.85% - Callable September 1998
BORROWING          -      12,000    SEPTEMBER 1997            Fixed - 6.04%
BORROWING     14,000      14,000    JULY 1998                 Fixed - 6.28%
BORROWING     10,000           -    SEPTEMBER 1999            Fixed - 6.03% - Callable March 1999
             -------------------
             $91,700     $89,800
             -------------------
             -------------------

Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. The floating rate advances are considered generally hedged through the overall interest rate risk management process discussed in note 8.

NOTE 7 - TERM NOTES AND BONDS PAYABLE:

At September 30, and June 30, 1997 Term Notes and Bonds Payable consist of the following ( in thousands):

TYPE         SEPT. 30,   JUNE 30,       MATURITY DATE             INTEREST RATE DESCRIPTION
------------------------------------------------------------------------------------------------------------
TERM NOTE    $   8,000   $  8,000   OCTOBER 1998          Fixed - 4.81%
TERM NOTE       10,000     10,000   DECEMBER 1999         Floating due quarterly - 4.62% at 9/30/97  (a) (c)
TERM NOTE       10,000     10,000   JANUARY 2000          Floating due quarterly - 4.62% at 9/30/97  (a) (c)
TERM NOTE        6,500      6,500   DECEMBER 2000         Floating due quarterly - 4.78% at 9/30/97  (b) (c)
TERM NOTE       20,000     20,000   MARCH 2001            Floating due quarterly - 5.29% at 9/30/97  (b) (c)
TERM NOTE       10,000     10,000   SEPTEMBER 2001        Floating due quarterly - 5.51% at 9/30/97  (b) (c)
TERM NOTE       30,000     30,000   SEPTEMBER 2001        Floating due quarterly - 5.29% at 9/30/97  (b) (c)
TERM NOTE        5,000      5,000   DECEMBER 2001         Floating due quarterly - 4.83% at 9/30/97  (b) (c)
TERM NOTE       15,000     15,000   MARCH 2007            Floating due quarterly - 5.34% at 9/30/97  (b) (c)
BOND               392        516   APRIL 2008            Fixed  - 8.38% (d)
              -------------------
              $114,892   $115,016
              -------------------
              -------------------

(A) - GUARANTEED BY LETTERS OF CREDIT FROM THE FLHB.

(B) - COLLATERALIZED WITH U.S. GOVERNMENT SECURITIES AND/OR MORTGAGE-BACKED SECURITIES.

(C) - THE FLOATING RATE NOTES ARE CONSIDERED GENERALLY HEDGED THROUGH THE OVERALL INTEREST RATE RISK MANAGEMENT PROCESS DISCUSSED IN NOTE 8.

(D) - COLLATERIZED WITH FHLMC CERTIFICATES.

NOTE  8- INTEREST RATE RISK MANAGEMENT

INTEREST RATE SWAP AGREEMENTS

The following table indicates the types of swaps used and their terms at September 30, 1997 (in thousands):

    Pay fixed swaps - notional amount                 $385,000
    Weighted average pay rate - fixed                    5.77%
    Weighted average receive rate - floating             5.39%
    Maturity (in months)                               1 to 32
    Floating rate - percent of LIBOR                84 to 100%

The agreements were signed to convert short term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. At September 30, 1997, interest rate swap maturities by fiscal year are as follows (in thousands):

                YEAR ENDING JUNE 30,          AMOUNT
                --------------------         --------
                       1998                  $180,000
                       1999                   195,000
                       2000                    10,000
                                             --------
                                             $385,000
                                             --------
                                             --------

The following table summarizes the changes in notional amounts of swaps outstanding during three months period ended on September 30, 1997 (in thousands):

Balance at June 30, 1997                 $370,000
New swaps                                  25,000
Maturities                                (10,000)
                                         --------
BALANCE AT SEPTEMBER 30, 1997            $385,000
                                         --------
                                         --------

INTEREST RATE PROTECTION AGREEMENTS (CAPS)

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The following table indicates the agreements outstanding at September 30, 1997 (in thousands):

    Cap agreements - notional amount            $100,000
    Cap rate                                6.00 - 6.50%
    Current 90 day LIBOR                           5.77%
    Maturity (in months)                        14 to 29

S&P INTEREST RATE  SWAP

In January 1994, the Group introduced new certificates of deposit called Investors' CD and Investors' IRA which have their yields tied to the performance of a stock market index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group has entered into interest rate swap/hedge agreements with a notional amount of $29,432,000 with major money center banks to manage the Investors' CD and IRA exposure to the stock market. Under the terms of the agreements, Oriental will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment. At September 30, 1997 total Investors' CD and IRA deposits amounted to $30,762,000.

                            ORIENTAL FINANCIAL GROUP INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW SUMMARY

    Oriental Financial Group reported an increase of 18% in net operating profits for the first quarter of fiscal 1998. The Group's net operating profits for the first quarter of fiscal 1998 increased to $4,936,918 from $4,184,795 (excluding a special reserve of $1.3 million, net of taxes, recorded during the first quarter of 1997 to account for its share of a one-time industry-wide SAIF assessment) in the same period of fiscal 1997. On a per share basis, net operating profits rose to $.48 a share against $.41 a share a year earlier for a 17% gain. All per share figures have been retroactively adjusted for the five-for-four (25%) stock split on common stock held by registered shareholders as of september 30, 1997 to be distributed on october 15, 1997.

   Net income (including the one-time industry-wide SAIF assessment in fiscal
1997) increased to $4,936,918 or $.48 per share compared to $2,852,295 or $.28 per share in fiscal 1997, an increase of 73%. The Group's earnings growth reflects increases in both interest income and non-interest income, driven by a solid growth in interest-earning assets and fee revenues.

     Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across all its business lines. Total financial assets owned or managed increased 32% to $3.3 billion at September 30, 1997 from the $2.5 billion owned or managed one year ago. As of September 30, 1997, total financial assets consisted of $1.16 billion owned by the Bank, $1.1 billion managed by the trust, $544 million gathered by the broker-dealer and $533 million in mortgages serviced for third parties.

   In a move to strengthen its future earnings the Group announced in September the sale of its servicing operation to Doral Financial Corporation. Management expects the mortgage servicing transaction to be completed by November 30, 1997. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential.

   During the first quarter of fiscal 1998 recurring non-interest income increased by $1.3 million or 36% to $4.8 million from $3.5 million reported in the same quarter of fiscal 1997. Trust and money management fees, service charges and other income increased 14% to $3.3 million, compared to $2.9 million in the same quarter of fiscal 1997. Mortgage banking activities increased 172% to $1.5 million, compared to $563,000 for the same period fiscal 1997. Non recurring non-operating interest income, which consists mainly of securities and trading gains and losses, amounted to $221,000 for the first quarter fiscal 1998 versus $127,000 for the same period of last year.

    Net interest income before provision for loan losses rose to $9.9 million for the first quarter of fiscal 1998, compared to $8.9 million reported during the same period of fiscal 1997, an increase of 11%. The increase in net interest income resulted from growth in the Group's loan portfolio and other interest-earning assets. Average interest-earning assets for the first quarter of fiscal 1998 increased by 26% to $1.05 billion, compared to $837 million in the same period of fiscal 1997.

    For the first quarter of fiscal 1998 the Group provided $1.3 million for loan losses compared with $900,000 for the same period of fiscal 1997, an increase of $400,000 or 44%. The increase in the provision for fiscal 1998 was based on the growth of the Group's loan portfolio, as well as a rise in net charge-offs experienced by the Group and current and expected economic conditions.

   Recurring non-interest expenses (excluding the $1.8 million recorded during the first quarter of 1997 to account for the one-time industry-wide SAIF assessment) for the first quarter of fiscal 1998 increased by $1.2 million or 18% to $7.7 million as compared to $6.5 million during the same period of fiscal 1997. The increase results mainly from the expanded push in the retail area and higher outlays for support services as the Group's businesses continue to expand. The efficiency ratio, which is the ratio of non-interest expense to the sum of net interest income and recurring non-interest income, was 52.52% for the first quarter of fiscal 1998 compared to 52.40% a year ago. The expense ratio, which is the ratio of net recurring operating expenses to average interest-earning assets, improved to 1.11%
for the first quarter of fiscal 1998, compared to 1.43% last year.

      Oriental Bank total assets at September 30, 1997 reached $1.16 billion, an increase of 26% when compared to $919 million at the end of the same period of fiscal 1997. This resulted from the growth in investment and trading securities of $159 million, or 42%, to $541 million from $382 million a year ago, and loans receivable and loans held for sale, net of the allowance for loan losses, of $69 million, or 14%, from $484 million at September 30, 1996 to $553 million at september 30, 1997. In response to the change in asset mix, return on average assets amounted to 1.71% versus 1.86% during the same period of last year.

                               ORIENTAL FINANCIAL GROUP
                                 FINANCIAL HIGHLIGHTS
                       IN THOUSANDS (EXCEPT FOR PER SHARE DATA)

                                                                  ----------------------------
                                                       PERCENT               FISCAL
                                                      INCREASE    ----------------------------
                                                     (DECREASE)       1998            1997
----------------------------------------------------------------------------------------------
PERIOD END BALANCES:

INTEREST-EARNING ASSETS                                  26%      $ 1,093,613     $   865,923
                                                     ---------    -----------     ------------
TOTAL BANK ASSETS                                        26%        1,161,764         919,219
                                                     ---------    -----------     ------------
TOTAL FINANCIAL ASSETS                                   32%        3,342,900       2,540,200
                                                     ---------    -----------     ------------
INTEREST-BEARING LIABILITIES                             28%        1,035,847         809,764
                                                     ---------    -----------     ------------
TOTAL LIABILITIES                                        27%        1,067,008         838,998
                                                     ---------    -----------     ------------
CAPITAL                                                  18%      $    94,756     $    80,221
                                                     ---------    -----------     ------------

OPERATING RESULTS:

INTEREST INCOME                                          21%      $    23,454     $    19,317
INTEREST EXPENSE                                         30%           13,569          10,401
                                                     ---------    -----------     ------------
 NET INTEREST INCOME                                     11%            9,885           8,916
PROVISION FOR LOAN LOSSES                                44%            1,300             900
                                                     ---------    -----------     ------------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7%            8,585           8,016
                                                     ---------    -----------     ------------
BANK SERVICE CHARGES AND FEES AND OTHER INCOME          -18%            1,193           1,456
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES               38%            2,101           1,528
MORTAGE BANKING ACTIVITIES                              172%            1,531             563
NET GAIN ON SALE OF INVESTMENT SECURITIES                74%              221             127
NON-INTEREST EXPENSES                                    18%            7,726           6,530
SPECIAL SAIF ONE-TIME CAPITALIZATION ASSESSMENT        -100%              -             1,823
                                                     ---------    -----------     ------------
 NET INCOME BEFORE INCOME TAXES                          77%            5,905           3,337
PROVISION FOR INCOME TAXES                              100%              968             485
                                                     ---------    -----------     ------------
 NET INCOME                                              73%            4,937           2,852
SAIF ASSESSMENT, NET OF INCOME TAXES                   -100%              -             1,333
                                                     ---------    -----------     ------------
 NET OPERATING INCOME (EXCLUDING SAIF ASSESSMENT)        18%      $     4,937     $     4,185
                                                     ---------    -----------     ------------

PER SHARE DATE:

NET INCOME EXCLUDING SAIF                                17%      $      0.48     $      0.41
                                                     ---------    -----------     ------------
BOOK VALUE                                               17%             9.51            8.12
                                                     ---------    -----------     ------------
MARKET PRICE                                            121%            28.80           13.03
                                                     ---------    -----------     ------------
DIVIDENDS DECLARED                                       24%            1,229             989
                                                     ---------    -----------     ------------
OUTSTANDING SHARES AT END OF PERIOD                       1%      $     9,966     $     9,883
                                                     ---------    -----------     ------------

FINANCIAL RATIOS:

RETURN ON AVERAGE ASSETS                                                1.71%           1.86%
                                                                  ===========     ============
RETURN ON AVERAGE EQUITY                                               21.19%          20.60%
                                                                  ===========     ============
EFFICIENCY RATIO                                                       52.52%          52.40%
                                                                  ===========     ============
EXPENSE RATIO                                                           1.11%           1.43%
                                                                  ===========     ============

Stockholders' equity at September 30, 1997 reached $95 million compared to $80 million at September 30, 1996. The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation for bank or bank holding companies. Total risk-based and leverage capital ratios as of September 30, 1997 were 18.47% and 7.72%, respectively, which are well above the minimum capital ratios required by regulatory agencies. Return on average equity improved to 21.18% from 20.60%.

Oriental Financial Group is a bank holding company, established in fiscal 1997, to provide greater flexibility in managing the diversified financial services offered to clients throughout Puerto Rico. The core businesses of the Group are trust, money management, financial planning and investment brokerage services, as well as consumer banking through a 16 branch islandwide network, which concentrates on serving the market with auto and equipment lease financing, mortgage lending, personal loans and deposit accounts.

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

NET INTEREST INCOME

Net interest income for the first quarter of fiscal 1998 increased by $1 million or 11% to $ 9.9 million from $8.9 million in fiscal 1997. The improvement in net interest income was the result of an increase of $1.2 million due to a higher volume of net interest earning assets partially offset by an unfavorable effect in rate of $274,000 due to a lower average yield of interest-earning assets and a slight increase in the cost of funds.

The interest rate spread and net interest margin for the first quarter of fiscal 1998 fell to 3.57% and 3.79%, respectively, as compared to 3.98% and 4.29%, respectively, for fiscal 1997. At the end the first quarter of fiscal 1998 total average interest-earning assets exceeded total average interest bearing liabilities by $44.3 million for a interest-earning assets to interest-bearing liabilities ratio of 104.41% versus $50 million and 106.37%, respectively, in fiscal 1997.

Table A on page 15 sets forth a detailed analysis of net interest income. Part one presents the dollar amount of and average rates on Oriental's interest-earning assets and liabilities, the ratio of net interest-earning assets over interest-bearing liabilities, the average interest rate spread and the net yield on average interest-earning assets. Part two describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Oriental's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.

Oriental's interest income for the first quarter of fiscal 1998 increased by $4.1 million or 21% to $23.4 million from $19.3 million posted in fiscal year 1997. The growth in interest income results from a rise of $4.3 million due to a higher average volume of interest-earning assets. Average interest-earning assets increased to $1.05 billion for the first quarter of fiscal 1998 compared with $836 million in fiscal 1997. To a lesser extent, interest income was negatively affected by $133,000 due to the lower yields attained on interest-earning assets.

The increase in the average volume of interest-earning assets for the first quarter fiscal 1998 relates primarily to rise in investment and mortgage-backed securities of $85 million or 72% and $72 million or 33%, respectively. There were two main reasons for the increase in investment and mortgage-backed securities. First, was the creation, during the latter part of fiscal 1997, of OBT International Branch under the International Banking Center Law which invests primarily in U.S. mortgage-baked securities that provide the Group significant tax advantages. Finally, was a shift in the Group's investing strategy due to the change in the GNMA's tax-exemption in July 1997. For more on this change to the Puerto Rico tax code refer to the income taxes section of this report at page 18. The end result of these changes is that total investments amounted to 49% of average interest-earning assets in fiscal 1998 versus 44% in fiscal 1997.

               TABLE - A                                      FIRST QUARTER ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
                PART - I                             FISCAL 1998                          FISCAL 1997
------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE     AVERAGE                  AVERAGE      AVERAGE
                                       INTEREST       BALANCE      RATE      INTEREST      BALANCE        RATE
                                       ---------    ----------    -------    --------    ----------     -------
INTEREST-EARNING ASSETS:
  REAL ESTATE LOANS                    $  6,493     $  273,852     9.48%     $  5,785    $  235,328      9.83%
  CONSUMER LOANS                          3,050         89,911    13.46%        2,458        79,240     12.31%
  COMMERCIAL LOANS                          293          9,599    12.20%          187         7,190     10.44%
  FINANCING LEASES                        4,498        158,455    11.35%        4,520       150,699     12.00%
                                       --------     ----------    ------     --------    ----------     ------
     TOTAL LOANS                         14,334        531,817    10.76%       12,950       472,457     10.94%
                                       --------     ----------    ------     --------    ----------     ------
  MORTAGE-BACKED SECURITIES               5,246        292,448     7.18%        3,941       219,472      7.18%
  INVESTMENT SECURITIES                   3,480        204,872     6.79%        2,129       119,341      7.14%
  OTHER INTEREST-EARNING ASSETS             394         20,844     7.40%          297        24,419      4.76%
                                       --------     ----------    ------     --------    ----------     ------
     TOTAL INVESTMENTS                    9,120        518,164     7.03%        6,367       363,232      7.00%
                                       --------     ----------    ------     --------    ----------     ------

  TOTAL INTEREST-EARNING ASSETS        $ 23,454     $1,049,981     8.92%       19,317    $  835,689      9.23%
                                       --------     ----------    ------     --------    ----------     ------
INTEREST-BEARING LIABILITIES
  DEPOSITS                             $  6,356     $  508,781     4.96%     $  4,587    $  374,975      4.85%
  REPURCHASE AGREEMENTS                   4,025        294,822     5.42%        2,915       252,944      4.57%
  LINES OF CREDIT                            14            -       0.00%          125         6,427      7.60%
  FHLB ADVANCES                             902         61,506     5.82%          434        31,233      5.51%
  FHLB BORROWINGS                           398         25,578     6.17%          403        26,000      6.15%
  BONDS PAYABLE                              11            482     8.77%           19           895      8.70%
  TERM NOTES                              1,518        114,500     5.26%        1,271        93,200      5.41%
  INTEREST RATE RISK MANAGEMENT             345     YIELD AJE.     0.28%          647     YIELD AJE.     0.62%
                                       --------     ----------    ------     --------    ----------     ------
  TOTAL INTEREST-BEARING LIABILITIES   $ 13,569     $1,005,669     5.35%     $ 10,401     $ 785,674      5.25%
                                       --------     ----------    ------     --------    ----------     ------
  NET INTEREST EARNING ASSETS          $  9,885     $   44,312     3.57%     $  8,916     $  50,015      3.98%
                                       --------     ----------    ------     --------    ----------     ------

  INTEREST RATE MARGIN                                3.79%                                4.29%
                                                    ----------                           ----------
  NET INTEREST-EARNING  ASSETS RATIO    104.41%                               106.37%
                                       --------                              ---------

                                            FISCAL 1998 COMPARED  TO 1997
----------------------------------------------------------------------------
              PART - II                     INCREASE/(DECREASE) DUE TO:
----------------------------------------------------------------------------
                                          VOLUME       RATE        TOTAL
                                        ---------    --------    ---------
INTEREST-EARNING ASSETS:
  REAL ESTATE LOANS                      $   914     $  (206)    $    708
  CONSUMER LOANS                             365         228          593
  COMMERCIAL LOANS                            73          32          105
  FINANCING LEASES                           220        (242)         (22)
                                         --------    --------    ---------
    TOTAL LOANS                            1,572        (188)       1,384
                                         --------    --------    ---------

  MORTAGE-BACKED SECURITIES                1,309          (4)       1,305
  INVESTMENT SECURITIES                    1,453        (102)       1,351
  OTHER INTEREST-EARNING ASSETS              (64)        161           97
                                         --------    --------    ---------
    TOTAL INVESTMENTS                      2,698          55        2,753
                                         --------    --------    ---------
    TOTAL INTEREST-EARNING ASSETS        $ 4,270     $  (133)    $  4,137
                                         --------    --------    ---------
INTEREST-BEARING LIABILITIES
  DEPOSITS                               $ 1,672     $    97     $  1,769
  REPURCHASE AGREEMENTS                      577         533        1,110
  LINES OF CREDIT                             11        (122)        (111)
  FHLB ADVANCES                              443          25          468
  FHLB BORROWINGS                             (6)          1           (5)
  BONDS PAYABLE                               (8)        -             (8)
  TERM NOTES                                 282         (35)         247
  INTEREST RATE RISK MANAGEMENT               56        (358)        (302)
                                         --------    --------    ---------
  TOTAL INTEREST-BEARING LIABILITIES     $ 3,027     $   141     $  3,168
                                         --------    --------    ---------
  NET INTEREST INCOME                    $ 1,243     $  (274)    $    969
                                         --------    --------    ---------

The yield on interest-earning assets for the first quarter of fiscal 1998 decreased to 8.92% from 9.23% attained in the same period of fiscal 1997. The main reason for this decline was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than the loan portfolio, as previously discussed.

Interest expense for the first quarter of fiscal 1998 increased to $13.6 million from $10.4 million reported in the same period of fiscal 1997, an increase of $3.2 million or 30%. This is result of a higher volume of interest-bearing liabilities used to fund the increase in interest-earning assets. This increase in volume contributed to a rise in total interest expense
of $3 million during the first quarter of   fiscal 1998.  The Group's average
interest-bearing liabilities rose by $219 million or 28% to $1 billion in fiscal 1998 compared with $786 million during fiscal 1997.

The growth in average volume was mainly attributed to the significant increase in the average volume of deposits and term notes. For the first quarter of fiscal 1998 the average volume of deposits grew by $134 million or 36% while the average volume of term notes increased by $21.3 million or 23%. The increase in deposits was concentrated in certificates of deposit, mostly customer and broker CD's, and IRA accounts. The rise in average term notes was attributed to four new term notes issued during the second quarter of fiscal 1997.

The average cost of funds for the first quarter of fiscal 1998 increased ten basis points to 5.35% from 5.25% in fiscal 1997 contributing to a rise in interest expense of $141,000. This increase in the average cost of funds responds mainly to a rise in the cost of repurchase agreements of 85 basis points to 5.42% from 4.57%. This increase was due to the replacing of 936 repos, which currently represent 39% of total repos portfolio versus 100% a year ago, with higher-cost conventional repos. However, it is important to mention that this increase in costs was in part mitigated by a favorable effect of $358,000 from the Group's interest-hedging activities.

NON-INTEREST INCOME

Table B at page 17 shows the fees and other non-interest income generated by the Group for the first quarter ended September 30, 1997 and 1996. In the first quarter of fiscal 1998 recurring non-interest income continued to be a major driver of the Group's earnings improvement as it increased by $1.3 million or 36% to $4.8 million from $3.5 million reported in the same period of fiscal 1997.

Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, decreased by 21% to $1 million from $1.3 million in fiscal 1997. This net decrease was a combination of a decrease in lease handling fees due to weaker a production offset by an increase in fees on deposit accounts as a result of a larger volume of deposit accounts.

Trust, money management and brokerage fees, which represented 44% of recurring non-interest income for the first quarter of fiscal year 1998 grew to $2.1 million from $1.5 million in fiscal year 1997. This increase was possible to a larger volume of accounts and assets managed by the trust department and the assets gathered by the broker-dealer subsidiary. Mortgage banking activities which rose to $1.5 million from $563,000 in fiscal 1997, an increase of $967,000 or 172%, was another category which contributed to the fiscal 1998 increase. This was mainly attributed to a higher volume of mortgages originated and sold.

Non recurring non-operating interest income, which consists mainly of securities and trading gains and losses, amounted to $211,000 for the first quarter of fiscal 1998 compared to $127,000 in the earlier fiscal year.

NON-INTEREST EXPENSES

As shown on table C at page 17 recurring non-interest expenses for the first quarter of fiscal 1998 increased by $1.2 million or 18% to $7.7 million as compared to $6.5 million for fiscal 1997. The increase results mainly from the expanded push in the retail area and higher outlays for support services as the group's businesses continue to expand. The efficiency ratio, which is the ratio of non-interest expense to the sum of net interest income and recurring non-interest income, was 52.52% for the first quarter of fiscal 1998 compared to 52.40% a year ago. The expense ratio, which is the ratio of net recurring operating expenses to average interest-earning assets, improved to 1.11% for the first quarter of fiscal 1998, compared to 1.43% last year.

Employee compensation and benefits, the Group's largest expense category, increased $400,000 or 12% to $3.8 million from $3.4 million in fiscal 1997. The growth in personnel cost was led by an increase of $200,000 or 50% of the total increase due to the increased headcount in response to the expanded sales force and services. The Group's full-time equivalent employees amounted to 412 at September 30,1997, up from 390 a year ago. The rest of the increase of the total increase was a result of the greater use of variable based compensation structure to compensate for higher productivity and sales efforts and to annual performance merit increases. For the three months ended period variable compensation represented 34% of total compensation versus 28% a year ago.

                           ORIENTAL FINANCIAL GROUP
                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,
                                                            -------------
                                                       1997       1996      %
                                                     --------   --------  -----
TABLE B - NON-INTEREST INCOME SUMMARY

BANK SERVICE FEES AND CHARGES                        $  1,007   $  1,274   (21%)

TRUST, MONEY MANAGEMENT AND BROKERAGE FEES              2,101      1,528    38%

MORTGAGE BANKING ACTIVITIES                             1,531        563   172%

RENT AND OTHER OPERATING INCOME                           186        182     2%
                                                     --------   --------  -----
 RECURRING NON-INTEREST INCOME                          4,825      3,547    36%
                                                     --------   --------  -----
NET GAIN ON SALE OF INVESTMENTS                           111        157   (29%)

TRADING ACCOUNT INCOME                                    110        (30) (467%)
                                                     --------   --------  -----
 NON RECURRING NON-INTEREST INCOME                        221        127    74%
                                                     --------   --------  -----
 TOTAL NON-INTEREST INCOME                           $  5,046   $  3,674    37%
                                                     --------   --------  -----

TABLE C - NON-INTEREST EXPENSES SUMMARY

COMPENSATION AND BENEFITS                            $  3,850   $  3,441    12%

OCCUPANCY AND EQUIPMENT                                 1,174        996    18%

PROFESSIONAL FEES                                         339        309    10%

ADVERTISING AND PROMOTION                                 665        341    95%

REAL ESTATE OWNED EXPENSES                                 29         67   (57%)

INSURANCE                                                 122        273   (55%)

COMMUNICATIONS                                            378        260    45%

OTHER OPERATING EXPENSES                                1,169        843    39%
                                                     --------   --------  -----
TOTAL RECURRING NON-INTEREST EXPENSES                   7,726      6,530    18%

SAIF ONE-TIME ASSESSMENT                                  --       1,823  (100%)
                                                     --------   --------  -----
TOTAL NON-INTEREST EXPENSES                          $  7,726   $  8,353    (8%)
                                                     --------   --------  -----
EFFICIENCY RATIO                                        52.52%     52.40%
                                                     --------   --------
EXPENSE RATIO                                            1.11%      1.43%
                                                     --------   --------
COMPENSATION AND BENEFITS AS A PERCENTAGE (%) OF:

TOTAL AVERAGE ASSETS                                     1.34%      1.53%
                                                     --------   --------
TOTAL AVERAGE INTEREST-EARNING ASSETS                    1.47%      1.65%
                                                     --------   --------

All other recurring non-interest expenses for the first quarter of fiscal 1998 grew by $ 790,000 or 26% to $3.8 million from $3.09 million in fiscal 1997. This increase was mainly attributed to increases in advertising and promotion of $324,000 or 95% and business development and general operating costs of $444,000 or 41%. The increase in advertising and promotion resulted mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. Increases in communications and loan servicing expenses were the main contributors in the growth of business development and general operating costs.

On September 30, 1996 the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund. This bill called for a special one-time charge on institutions holding SAIF deposits on March 31, 1995 of approximately 66 basis points. Accordingly, Oriental recorded a special reserve of $1.8 million net of taxes of $470,000 during the first quarter of fiscal 1997 to account for its share of the one-time payment of FDIC insurance premium.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of fiscal 1998 amounted to $968,000 versus $485,000 in fiscal 1997. The effective tax rate was 16.4% in fiscal 1998 compared to 14.53% for the same quarter of fiscal 1997. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which is exempt from income taxes, net of the disallowance of expenses attributable to the exempt income. In addition, during 1997 the Group created OBT International Branch to take advantage of additional tax incentives available under the International Banking Center law.

On July 22, 1997 the governor of Puerto Rico signed into law changes to the Puerto Rico Tax Code that will impact the group's operations going forward. Under this law effective august 1, 1997, interest earned on FHA , VA loans and securities backed by such loans originated after July 31, 1997, which were previously tax exempt (after-disallowance of related expenses) will begin to pay income taxes except for FHA mortgages for new construction projects. The legislation does not alter the tax-exempt status of FHA and VA loans and securities backed by such loans originated prior to July 31, 1997. this will reduce the amount of tax-exempt mortgages originated in the Puerto Rico market and decrease the overall level of tax-exempt interest earned by group. Management believes the increased operations of obt international branch will mitigate the expected rise on the group's income taxes as result of this new bill. Thus, management does not expect this change to have a significant impact on the group's financial condition or results of operations.

PROVISION FOR LOAN LOSSES

For the first quarter of fiscal 1998 the Group provided $1.3 million for loan losses compared with $900,000 for fiscal 1997, an increase of $400,000 or 44%. The increase in the provision for fiscal 1997 was based mostly on the growth of the Group's portfolio, as well as a rise in net charge-offs experienced by the Group and current and expected economic conditions. Table D at page 19 sets forth an analysis of the activity in the allowance for loan losses and presents selected loan losses statistics for the quarters ended September 30, 1997 and 1996.

Net charge-offs for the first quarter of fiscal 1998 totaled $1.3 million or 0.09% of average loans, compared to $768,000 or 0.06% in fiscal 1997. The level of net charge-offs recorded in fiscal 1998 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios.

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

                           ORIENTAL FINANCIAL GROUP
                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)



                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
TABLE D -ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS

BALANCE AT BEGINNING OF PERIOD                         $   5,408    $   4,496
                                                       ----------   ----------
PROVIISON FOR LOAN LOSSES                                  1,300          900
                                                       ----------   ----------
CHARGE-OFF'S                                              (1,653)      (1,002)
RECOVERIES                                                   399          234
                                                       ----------   ----------
NET CHARGE OFF'S                                          (1,254)        (768)
                                                       ----------   ----------
                                                       ----------   ----------
BALANCE AT END OF PERIOD                               $   5,454    $   4,628
                                                       ----------   ----------
                                                       ----------   ----------
CHARGE-OFF'S:
CONSUMER                                               $     580    $     279
OVERDRAFT                                                    -            -
REAL ESTATE                                                   61          -
AUTO LEASES                                                  898          400
EQUIPMENT LEASES                                              85          210
COMMERCIAL AND OTHERS                                         29          113
                                                       ----------   ----------
                                                           1,653        1,002
                                                       ----------   ----------
                                                       ----------   ----------
RECOVERIES:
CONSUMER                                                      76           42
OVERDRAFT                                                      1            6
REAL ESTATE                                                  -            -
AUTO LEASES                                                  217          121
EQUIPMENT LEASES                                             105           54
COMMERCIAL AND OTHERS                                        -             11
                                                       ----------   ----------
                                                             399          234
                                                       ----------   ----------
                                                       ----------   ----------
NET CHARGE OFF:
CONSUMER                                                    (504)        (237)
OVERDRAFT                                                      1            6
REAL ESTATE                                                  (61)         -
AUTO LEASES                                                 (681)        (279)
EQUIPMENT LEASES                                              20         (156)
COMMERCIAL AND OTHERS                                        (29)        (102)
                                                       ----------   ----------
                                                       $  (1,254)   $    (768)
                                                       ----------   ----------
                                                       ----------   ----------
LOANS:
OUTSTANDING                                            $ 557,996    $ 489,081
                                                       ----------   ----------
                                                       ----------   ----------
AVERAGE                                                $ 548,938    $ 481,118
                                                       ----------   ----------
                                                       ----------   ----------
RATIOS:
RECOVERIES TO CHARGE-OFF'S                                  24.1%        23.4%
                                                       ----------   ----------
                                                       ----------   ----------
NET CHARGE-OFF TO AVERAGE LOANS                             0.91%        0.64%
                                                       ----------   ----------
                                                       ----------   ----------
PROVISION FOR LOAN LOSSES TO NET CHARGE-OFFS                1.04         1.17
                                                       ----------   ----------
                                                       ----------   ----------
ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                    0.98%        0.95%
                                                       ----------   ----------
                                                       ----------   ----------

FINANCIAL CONDITION COMMENTS

ASSETS

ASSETS OWNED

Oriental's total assets at September 30, 1997 reached $1.16 billion, an increase of 26% when compared to $919 million at the end of the same quarter of fiscal 1997. Average assets for the first quarter of fiscal 1998 were $1.15 billion compared to $902,000 million for fiscal 1997, a 28% gain. Refer to Table E at page 21 for the Group's assets summary.

At September 30, 1997 interest-earning assets amounted to $1.1 billion compared to $866 million at September 30, 1996. This increase was the combination of a growth in investment and trading securities of $160 million or 42%, to $541 million from $381 million at the end of the first quarter of fiscal 1997, assisted by a higher volume of loans receivable and loans held for sale, net of the allowance for loan losses, of $69 million, or 14%, from $484 million at September 30, 1996 to $553 million at September 30, 1997.

Oriental's investment and trading securities, the largest component of interest-earning assets, consists mainly of U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is very high quality, approximately 98% is rated AAA at the end of the first quarter of fiscal 1998, and generates a significant amount of tax exempt interest which lowers the Group's effective tax rate. Also during fiscal 1997 the Group formed an International Banking Entity (IBE) which houses U.S. mortgage-backed securities in a tax-advantaged setting.

The increase of $160 million in investment and trading securities was driven by a growth in mortgage-backed securities of $95 million or 42% to $322 million at September 30, 1997 from $227 million a year ago as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During the first quarter of fiscal 1998, Oriental converted $39 million of loans held for sale into mortgage-backed securities. Also a significant growth in tax exempt U.S. government and agency obligations of $73 million or 57% contributed to the increase in this earning asset component. U.S. government and agency obligations, which picks up a higher after-tax yield since they are exempt from Puerto Rico taxes and have no prepayment or credit risk are an attractive investment for Oriental. Refer to Table F at page 21 for the Group's investments summary and composition.

Loans are the second largest category of the Group's earning assets but the most profitable. At September 30,1997, total loans were $553 million compared with $484 million at the end of the same quarter of fiscal 1997, for an increase of $69 million or 14%. This rise was led by increases in the real estate and consumer portfolios of $43 million or 18%, and $16 million or 19%, respectively. The growth in Group's loan portfolio was mainly attained due to strong marketing efforts coupled with the launch of new products.

At September 30, 1997 the loan portfolio mix was similar to the one at the end of the preceding fiscal year as real estate loans represented 51% of the total portfolio, while lease financing were 30%, consumer loans 18%, and commercial loans comprised 2%. This compares with 49%, 32%, 17% and 2%, respectively, at the end of the same period of fiscal 1997 for the same categories. Table G at page 21 presents the composition of the Group's loan portfolio at September 30, 1997 and 1996.

FINANCIAL ASSETS GATHERED OR MANAGED

As shown on Table H at page 21 Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across all its business lines. Total financial assets owned or managed increased 32% to $3.3 billion at September 30, 1997 from the $2.5 billion owned or managed one year ago. As of September 30, 1997, total financial assets consisted of $1.16 billion owned by the Bank, $1.1 billion managed by the trust, $544 million gathered by the broker-dealer and $533 million in mortgages serviced for third parties. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

- GROUP'S OWNED ASSETS - Refer to the section above for detailed information concerning this item.

- TRUST ASSETS MANAGED - Total assets managed by the trust department increased 24% to $1.1 billion at September 30, 1997, up from $890 million reported at September 30, 1996 . The most significant assets managed are individual retirement accounts (IRA) which increased to $346 million at September 30, 1997 from $316 million at September 30, 1996. Oriental Trust offers three IRA products: (1) IRA-Exenta, a tax exempt unit investment trust, (2) Multi-IRA, a taxable fixed income account and (3) Investors IRA, for which the yield is tied to the performance of the stock market. Other assets managed include 401 (K) and Keogh retirement plans, custodian and corporate trust accounts.

- ASSETS GATHERED BY BROKER-DEALER - Since its inception in April 1993, Oriental's broker-dealer subsidiary offers a wide array of investment vehicles to its clients base. Presently these include: - Fixed and Variable Annuities. - Tax-advantaged Fixed Income Securities. - Mutual Funds - Stocks and Bonds. Total assets gathered by the broker-dealer from its customer investment accounts increased by 81% to $544 million at September 30, 1997 from $300 million at September 30, 1996.

                           ORIENTAL FINANCIAL GROUP
                            SELECTED FINANCIAL DATA
                                (IN THOUSANDS)


                                                           SEPTEMBER 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ------------   ------------
TABLE E - ASSETS SUMMARY

INVESTMENT AND TRADING SECURITIES                    $   541,071    $   381,470
TOTAL LOANS,NET                                          552,542        484,453
                                                     ------------   ------------
INTEREST-EARNING ASSETS                                1,093,613        865,923
NON INTEREST-EARNING ASSETS                               68,151         53,296
                                                     ------------   ------------
TOTAL  ASSETS                                        $ 1,161,764    $   919,219
                                                     ------------   ------------
                                                     ------------   ------------
TABLE F - INVESTMENTS SUMMARY AND COMPOSITION

MORTGAGE BACKED SECURITIES                           $   322,783    $   226,675
INVESTMENT AND TRADING SECURITIES                        203,175        129,532
MONEY MARKET INVESTMENTS AND FHLB STOCK                   15,113         25,264
                                                     ------------   ------------
TOTAL INVESTMENT SECURITIES                          $   541,071    $   381,471
                                                     ------------   ------------
                                                     ------------   ------------
TABLE G - LOANS COMPOSITION SUMMARY

REAL ESTATE LOANS                                        281,912        238,518
CONSUMER LOANS                                            98,656         83,014
COMMERCIAL LOANS                                          11,129          9,089
CONSTRUCTION LOANS                                           -              218
FINANCING LEASES                                         166,299        158,241
                                                     ------------   ------------
TOTAL LOANS AND LOANS HELD FOR SALE                      557,996        489,080
ALLOWANCE FOR LOAN LOSSES                                 (5,454)        (4,628)
                                                     ------------   ------------
TOTAL  LOANS, NET                                        552,542        484,452
                                                     ------------   ------------
                                                     ------------   ------------
COMPOSITION AS A %:
REAL ESTATE LOANS                                             51%            49%
CONSUMER LOANS                                                18%            17%
COMMERCIAL LOANS                                               2%             2%
CONSTRUCTION LOANS                                             0%             0%
FINANCING LEASES                                              30%            32%
                                                     ------------   ------------
TOTAL LOANS AND LOANS HELD FOR SALE                          100%           100%
                                                     ------------   ------------
                                                     ------------   ------------
TABLE H - FINANCIAL ASSETS SUMMARY

TOTAL GROUP ASSETS OWNED                             $ 1,161,800    $   919,300
TRUST ASSETS MANAGED                                   1,104,300        890,100
LOANS SERVICED TO THIRD PARTIES                          533,300        430,300
ASSETS GATHERED BY BROKER-DEALER                         543,500        300,500
                                                     ------------   ------------
TOTAL FINANCIAL ASSETS                               $ 3,342,900    $ 2,540,200
                                                     ------------   ------------
                                                     ------------   ------------

- LOANS SERVICED FOR THIRD PARTIES - The Group's loan administration division services mortgage loans for third parties which include federal agencies such as GNMA, FNMA and FHLMC, as well as local issuers such as
     the P.R. Housing Bank.   Total loans serviced for third parties
     increased 24% to $533 million at September 30, 1997 from $430 million at September 30, 1996. In a move to strengthen its future earnings the Group announced in September the sale of its servicing operation to Doral Financial Corporation. Management expects the mortgage servicing transaction to be completed by November 30, 1997. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential.

NON-PERFORMING ASSETS

As shown on Table I at page 23 at September 30,1997 the Group's non-performing assets consist of the sum of non-performing loans, real estate owned and repossessed assets. Detailed information concerning each of the items that comprise non-performing assets follows:

- DELINQUENT REAL ESTATE LOANS - Oriental classifies real estate loans delinquent 90 days or more in non-accruing status. Due to the limited supply of land in Puerto Rico, real estate market values have remained stable. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. The estimated losses have been considered in the determination of the level of allowances for loan losses as of September 30, 1997. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- DELINQUENT COMMERCIAL BUSINESS LOANS - Commercial business loans are placed on non-accrual basis when they become 90 days past due. The Bank's non-accrual commercial business loans at September 30, 1997 consisted of sixteen loans amounting to $944,000 (average of $59,000), with three loans having balances exceeding $100,000. Of the total balance, $541,000 are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- DELINQUENT FINANCE LEASES - Leases are placed on non-accrual status when they become 90 days past due. Oriental's non-accrual leases at September 30, 1997 consisted of three hundred and thirty-two auto leases amounting to $6 million (average of $18,000), and two hundred thirty-nine equipment leases amounting to $2.5 million (average of $7,100). At September 30, 1997, there were no non-accrual equipment leases over $100,000.

- DELINQUENT CONSUMER LOANS - Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-accrual consumer loans consisted of three hundred thirteen loans amounting to $2.6 million (average of $8,290).

- REPOSSESSED ASSETS - Repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. As of June 30, 1997 the inventory of repossessed automobiles consisted of sixty-three units amounting to $ 1.1 million (average of $17,300), and the inventory of repossessed equipment consisted of twenty-eight units amounting to $465,000 (average of $16,600).

- FORECLOSED REAL ESTATE (OREO) - Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. At the time of acquisition of properties in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. The carrying value of these properties is estimated to approximate the lower of cost or fair value less estimated cost to sell. Any excess of the carrying value over the estimated fair market value is charged to operations. Therefore, no material losses are expected on the final disposition of OREO's. Management is actively seeking prospective buyers for these foreclosed real estate properties.

LIABILITIES AND CAPITAL

LIABILITIES

As shown in Table J at page 23 at September 30, 1997 Oriental's total liabilities reached $1.07 billion, reflecting an increase of $228 million or 27% when compared to $839 million at September 30, 1996. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.04 billion at September 30, 1997, an increase of $224 million or 28% as compared to $810 million at September 30, 1996. This increase was the result of a growth in deposits and repurchase agreements of $126 million or 32% and $79 million or 35%, respectively.

                           ORIENTAL FINANCIAL GROUP
                            SELECTED FINANCIAL DATA
                                (IN THOUSANDS)

                                                   SEPTEMBER 30,
                                         -----------------------
                                            1997         1996
                                         ----------   ---------
TABLE I - NON PERFORMING ASSETS

REAL ESTATE LOANS                        $    5,258   $   4,076
CONSUMER LOANS                                2,593       1,671
COMMERCIAL LOANS                                944         236
CONSTRUCTION LOANS                                -         211
FINANCING LEASES                              8,542       4,833
                                         ----------   ---------
TOTAL NON ACCRUAL LOANS                  $   17,337   $  11,027
                                         ----------   ---------

NON-ACCRUAL LOANS                        $   17,337   $  11,027
REO                                             779         941
REPO VEHICLES                                 1,091         950
REPO EQUIPMENT                                  465         460
                                         ----------   ---------
TOTAL NON-PERFORMING ASSETS              $   19,672   $  13,377
                                         ----------   ---------

% NON-ACCRUAL TO TOTAL LOANS                  3.11%       2.25%
                                         ----------   ---------
                                         ----------   ---------

ALLOWANCE TO NON-ACCRUALS                    31.46%      41.97%
                                         ----------   ---------
                                         ----------   ---------

% NON-PERFORMING TO TOTAL ASSETS              1.69%       1.46%
                                         ----------   ---------
                                         ----------   ---------

% NON-PERFORMING TO TOTAL CAPITAL            20.76%      16.68%
                                         ----------   ---------
                                         ----------   ---------

TABLE J - LIABILITIES SUMMARY

DEPOSITS                                 $  525,609   $ 398,743
REPURCASE AGREEMENTS                        303,646     224,253
OTHER BORROWINGS                            206,592     186,768
                                         ----------   ---------
INTEREST-BEARING LIABILITIES              1,035,847     809,764
NON INTEREST-BEARING LIABILITIES             31,161      29,234
                                         ----------   ---------
TOTAL  LIABILITIES                       $1,067,008   $ 838,998
                                         ----------   ---------

TABLE K - CAPITAL  AND CORRESPONDING REGULATORY CAPITAL RATIOS (IN PERCENT):

CAPITAL                                  $   94,756   $  80,221
OUTSTANDING SHARES                            9,966       9,883
DIVIDENDS DECLARED                       $    1,229   $     989

LEVERAGE CAPITAL                              7.72%       8.40%
                                         ----------   ---------
                                         ----------   ---------
TIER 1 RISK-BASED CAPITAL                    17.39%      17.77%
                                         ----------   ---------
                                         ----------   ---------
TOTAL RISK-BASED CAPITAL                     18.47%      18.84%
                                         ----------   ---------
                                         ----------   ---------

TABLE L - MARKET PRICES AND STOCK DATA

CLOSING PRICE                            $    28.80   $   13.03

HIGH                                          29.70       13.08

LOW                                           22.60       13.00

BOOK VALUE                                     9.51        8.12

DIVIDEND PER SHARE                             0.12        0.10

PAYOUT RATIO                                 24.90%      23.63%
                                         ----------   ---------
                                         ----------   ---------
DIVIDEND YIELD                                1.71%       3.07%
                                         ----------   ---------
                                         ----------   ---------

The following provides the high and low prices of the Group's stock for each quarter of the last two fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

QUARTER ENDED                               HIGH         LOW      PER SHARE

SEPTEMBER 1997                           $     29.7   $    22.6     $0.12
JUNE 1997                                      22.6        18.2      0.12
MARCH 1997                                     21.6        16.7      0.12
DECEMBER 1996                                  17.6        14.6      0.10
SEPTEMBER 1996                           $     13.1   $    13.0     $0.10

Deposits, the largest category of the Group's interest -bearing liabilities, showed growth in all areas as they increased to $527 million at September 30, 1997, from $398 million at the same date last year. At the end of the first quarter of fiscal 1998 deposits represented 51% of total interest bearing liabilities versus 50% at the end of the preceding fiscal year. Demand and saving deposits were up by $10 million or 11%, to $104 million at September 30, 1997, from $94 million at September 30, 1996 and certificates of deposit rose by $116 million or 32%, to $418 million at June 30, 1997, from $302 million at September 30, 1996.

As of September 30, 1997 total borrowings amounted to $ 511 million compared to $ 411 million at September 30, 1996. Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. The increase in borrowings was mainly due to increases in advances from the Federal Home Bank of New York and repurchase agreements. The increase in total borrowings was necessary to fund the increase in interest-earning assets experienced during the period. A substantial number of these borrowings have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in the Note 8 of the attached Group's financial statements.

CAPITAL AND MARKET PRICES, STOCK DATA AND DIVIDENDS

At September 30, 1997 Oriental's total capital increased by $14.5 million or 18% to $94.7 million, from $80.2 million at September 30, 1996. This increase was the result of earnings of $18.6 million recorded during the fiscal year increased by $716 thousand from stock options exercised and a $2.1 million positive change in the valuation account for investment securities available-for-sale. This increase was offset by $4.6 million in dividends declared and $2.3 million used repurchase Oriental shares in the open market.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. As of September 30, 1997 the Group had a leverage ratio of 7.72%; a Tier 1 risk-based ratio of 17.39%; and a total risk based capital ratio of 18.47% compared to 8.40%, 17.77% and 18.84% ,respectively, at the same date in fiscal 1997.

On August 11, 1997, the Group declared a five-for-four (25%) stock split on its 8,054,015 shares of common stock outstanding at September 30, 1997. As a result, 1,911,925 shares of common stock were issued on October 15, 1997 thus increasing shares to 9,965,940.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Refer to table L at page 23 for the high, low and closing prices of the Group's stock for each quarter of the last two fiscal periods. The price per share on the reported last sale price on the NYSE on September 30, 1997 was $28.80. This represents an increase of 121% from the last sale price a year ago of $ 13.03 already adjusted for the five-for-four (25%) stock split. The book value at September 30, 1997 rose to $9.51 from $8.12 reported at the same date last year.

During the first quarter of fiscal 1998, the Group declared dividends amounting to $1.2 million compared to $989,000 in fiscal 1996, an increase of $240,000 or 24%. This represents total dividends declared per common share of $0.12 for the first quarter of fiscal 1998 versus $0.10 for the same period of fiscal 1997, a 23% increase. The dividend payout ratio and dividend yield for the quarter ended amounted to 24.9% and 1.71%, respectively, compared to 23.63% and 3.07%, respectively, for the same quarter last year.

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

The Group utilizes interest rate swaps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. (See footnotes of the Group's Financial Statements included herein).

The interest rate swap agreements are subject to the risk of non-performance by the counterparty. The Group enters into interest rate swaps only with the approved investment grade money center banks and major broker-dealers. The Group has established policies that limit the maximum exposure to any one counterparty. These policies are reviewed by the Board of Directors on a yearly basis. At September 30, 1997, the Group had entered into interest rate swap agreements with ten counterparties with a remaining average life of approximately two years.

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

The elimination of the Section 936 tax credit for the Puerto Rico operations of U.S. companies and benefits to QPSII did not have a significant impact on the Group's liquidity position. This was mainly due to the fact that the law change came with plenty of warning, so the Group was able to replace 936 funding with longer- term obligations. During fiscal 1997 the Group locked-in about $185,000 million of non-cancelable long-term funding, with maturities ranging from three to ten years.

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 21 1997, the annual stockholders meeting of the Bank was held. A quorum was obtained with 7,396,257 votes in person or by proxy, which represented 92.3% of all votes eligible to be cast. The following proposals were voted upon at the meeting with the following results:

  - PROPOSAL 1:   To elect three directors to three-year terms expiring with the
    2000 Annual Meeting or until their successors have been elected and qualified.

    NOMINEES FOR THREE-YEAR TERM       VOTES FOR           VOTES AGAINST      VOTES WITHHELD
        Director #1                7,394,084 - (92.3%)          2,173               0
        Director #2                7,391,894 - (92.3%)          4,363               0
        Director #3                7,391,894 - (92.3%)          4,363               0

  - PROPOSAL 2 To consider and approve the adoption of the Oriental Bank and Trust 1996 Incentive Stock option plan, which would, upon approval, reserve the issuance 630,000 shares of the Group's common stock, $1.00 par value, or approximately %8.0 of the Group's issued and outstanding common stock as of the voting date of September 15, 1997 for issuance pursuant to the terms thereof.

    FOR: 4,585,215 (57.2%)        AGAINST: 59,802       ABSTAIN: 2,751,240
         -----------------                 ------                ---------

  - PROPOSAL 3: Ratify the appointment of Price Waterhouse & Co. as the Bank's independent auditors for the year ending June 30, 1997.

    FOR: 7,394,244 (92.3%)        AGAINST:      0       ABSTAIN:     2,013
         -----------------                 ------                ---------

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A- FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30,1997.

C - EXHIBITS

Exhibits filed as part of  this Form 10-Q

        NO.                  EXHIBITS                   PAGE
    ----------       -----------------------            ----
       27.0          Financial Data Schedule             E-1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.


DATE:  November 14, 1997               BY:  /s/  RICARDO N. RAMOS
     ------------------------               RICARDO RAMOS
                                            SENIOR VICE PRESIDENT
                                            FINANCE


DATE:  November 14, 1997               BY:  /s/ ROBERTO A. FERNANDEZ
     ------------------------               ROBERTO A. FERNANDEZ
                                            SENIOR VICE PRESIDENT ACCOUNTING
                                            AND LOAN ADMINISTRATION