Form 10-Q
period 1997-12-31
ORIENTAL FINANCIAL GROUP INC
filed 1998-02-17
CIK 1030469

                        SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED DECEMBER 31, 1997


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


------------------------------------------------------------------------------


            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                           COMMON STOCK ($1.00 PAR VALUE)


                9,969,562 SHARES OUTSTANDING AS OF DECEMBER 31, 1997


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

                                 TABLE OF CONTENTS

                                                                        PAGE

------------------------------------------------------------------------------
------------------------------------------------------------------------------



PART - 1
ITEM - 1  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  AT DECEMBER 31,
               1997 (UNAUDITED) AND JUNE 30, 1997.                                  1

               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTER
               AND SIX MONTHS PERIOD ENDED  DECEMBER 31, 1997 AND 1996.             2

               UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE  SIX MONTHS PERIOD ENDED  DECEMBER 31, 1997 AND 1996.        3

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               SIX MONTHS PERIOD ENDED  DECEMBER 30, 1997 AND 1996.                 4-5

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                 6-11


ITEM - 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                 12-27


------------------------------------------------------------------------------



PART - 2
ITEM - 1       LEGAL PROCEEDINGS - NONE                                            27
ITEM - 2       CHANGE IN SECURITIES - NONE                                         27
ITEM - 3       DEFAULTS UPON SENIOR SECURITIES - NONE                              27
ITEM - 4       SUBMISSIONS OF  MATTERS TO A  VOTE OF SECURITY HOLDERS -
               NONE                                                                27
ITEM - 5       OTHER INFORMATION                                                   28
ITEM - 6       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K                                                         28

               SIGNATURES                                                          28


                            ORIENTAL FINANCIAL GROUP INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   DECEMBER 31, 1997 (UNAUDITED) AND JUNE 30, 1997
                                    (IN THOUSANDS)


ASSETS
------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31,         JUNE 30,
                                                                            1997               1997
                                                                        ------------      ------------
Cash and due from banks                                                 $    9,585        $   12,812
                                                                        ----------        ----------
MONEY MARKET INVESTMENTS:

  Securities purchased under agreements to resell                            1,500            15,000
  Time deposits with other banks                                             4,000             8,000
  Other short-term investments, at cost                                      2,051             5,224
                                                                        ----------        ----------
    TOTAL MONEY MARKET INVESTMENTS                                           7,551            28,224
                                                                        ----------        ----------

INVESTMENT SECURITIES AND OTHER INVESTMENTS:

  Trading securities, at market                                             40,258            30,930
  Investment securities available-for-sale, at market                      331,936           197,607
  Investment securities held-to-maturity, at cost                          195,831           201,790
  Federal Home Loan Bank (FHLB)  stock, at cost                             10,043            10,043
                                                                        ----------        ----------
    TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS                      578,068           440,370
                                                                        ----------        ----------

LOANS:

  Loans held for sale                                                       29,100            29,285
  Loans receivable                                                         537,026           509,093
                                                                        ----------        ----------
    TOTAL LOANS                                                            566,126           538,378

  Allowance for loan losses                                                 (7,131)           (5,408)
                                                                        ----------        ----------
    TOTAL LOANS, NET                                                       558,995           532,970
                                                                        ----------        ----------

Accrued interest receivable                                                  13,44            12,350
Foreclosed real estate, net                                                    567               698
Premises and equipment, net                                                 19,498            19,378
Other assets, net                                                           14,837            21,794
                                                                        ----------        ----------

TOTAL ASSETS                                                            $1,202,545        $1,068,596
                                                                        ----------        ----------
                                                                        ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Deposits                                                                $  531,058        $  497,542
Securities sold under agreements to repurchase                             330,708           247,915
Borrowings under lines of credit                                               -                 -
Advances and borrowings from Federal Home Loan Bank                        104,200            89,800
Term notes and bonds payable                                               114,778           115,016
Accrued expenses and other liabilities                                      20,509            28,929
                                                                        ----------        ----------
  TOTAL LIABILITIES                                                      1,101,253           979,202
                                                                        ----------        ----------

Commitments and contingencies                                                  -                 -
                                                                        ----------        ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares authorized;
    none issued
  Common stock, $1 par value; 20,000,000 shares authorized;
    9,969,562 issued and outstanding in December 31, 1997
    and 7,989,787 issued and outstanding in June 30,1997.                    9,970             7,990
  Additional paid-in capital                                                27,006            28,631
  Legal surplus                                                              4,429             4,002
  Retained earnings                                                         56,946            49,694
  Treasury stock, at cost,  81,200 shares at December 31,
    and June 30, 1997                                                       (1,836)           (1,836)
  Unrealized gain on securities available-for-sale, net of taxes             4,777               913
                                                                        ----------        ----------
  TOTAL STOCKHOLDERS' EQUITY                                               101,292            89,394
                                                                        ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                             $1,202,545        $1,068,596
                                                                        ----------        ----------
                                                                        ----------        ----------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         ORIENTAL FINANCIAL GROUP INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
   FOR THE QUARTER AND SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1997 and 1996
                (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,
                                                           --------------------------    --------------------------
                                                               1997           1996           1997           1996
                                                           -----------    -----------    -----------    -----------
Interest income:
  Loans                                                      $15,202        $13,402         29,536        $26,352
  Mortgage-backed securities                                   5,789          4,151         11,035          8,091
  Investment securities                                        3,624          2,359          7,104          4,488
  Other interest-earning assets                                  262            246            656            543
                                                             -------        -------        -------        -------
    TOTAL INTEREST INCOME                                     24,877         20,158         48,331         39,474
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
INTEREST EXPENSE:
  Deposits                                                     6,396          5,108         12,753          9,695
  Securities sold under agreements to repurchase               4,531          2,587          8,556          5,502
  Other borrowed funds and interest rate risk management       3,458          3,315          6,646          6,213
                                                             -------        -------        -------        -------
    TOTAL INTEREST EXPENSE                                    14,385         11,010         27,955         21,410
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

    NET INTEREST INCOME                                       10,492          9,148         20,376         18,064
                                                             -------        -------        -------        -------

Provision for loan losses                                      3,700          1,200          5,000          2,100
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

    NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES       6,792          7,948         15,376         15,964
                                                             -------        -------        -------        -------

NON-INTEREST INCOME:
  Bank service charges and fees                                  968          1,291          1,976          2,565
  Trust, money management and brokerage fees                   1,817          1,551          3,918          3,078
  Mortgage banking activities                                    763            882          2,294          1,446
  Gain on sale of servicing rights                             2,707            -            2,707            -
  Gain on sale of investment securities                          264            156            375            313
  Trading account income                                          58             33            168              3
  Rent and other operating income                                165            198            351            380
                                                             -------        -------        -------        -------
    TOTAL NON-INTEREST INCOME                                  6,742          4,111         11,789          7,785
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
NON-INTEREST EXPENSES:
  Compensation and benefits                                    3,685          3,407          7,536          6,848
  Occupancy and equipment                                      1,246          1,061          2,477          2,057
  Professional fees                                              314            356            653            666
  Advertising and promotion                                      462            362          1,127            703
  Real estate owned expenses                                      11             32             40             99
  Insurance, including deposit insurance                         265            275            387            548
  Communications                                                 328            306            705            566
  Other                                                        1,150            988          2,262          1,830
  SAIF one-time capitalization assessment                          -              -              -          1,823
                                                             -------        -------        -------        -------
    TOTAL NON-INTEREST EXPENSE                                 7,461          6,787         15,187         15,140
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

    INCOME BEFORE INCOME TAXES                                 6,073          5,272         11,978          8,609


Provision for income taxes                                       857            875          1,825          1,360
                                                             -------        -------        -------        -------
    NET INCOME                                               $ 5,216        $ 4,397        $10,153        $ 7,249
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Average common shares outstanding                            9,966          9,884          9,934          9,899
  Average common stock equivalents - options                     352            365            338            386
                                                             -------        -------        -------        -------
    TOTAL                                                     10,318         10,249         10,272         10,285
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
INCOME PER COMMON SHARE
  Basic                                                      $  0.52        $  0.44        $  1.02        $  0.73
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

  Diluted                                                    $  0.51        $  0.43        $  0.99        $  0.70
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            ORIENTAL FINANCIAL GROUP INC.
         UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1997 AND 1996
                                   (IN THOUSANDS)

                                                                     1997          1996
                                                                   --------      --------
Common Stock:
  Balance at beginning of period                                   $  7,990      $  6,633
  Five-for-four stock split                                           1,910           -
  Six-for-five stock split                                                -         1,318
  Stock options exercised                                                70            54
  Common stock repurchased and retired                                    -           (89)
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                          9,970         7,916
                                                                   --------      --------
                                                                   --------      --------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                                     28,631        31,234
  Five-for-four stock split                                          (1,910)          -
  Six-for-five stock split                                                -        (1,318)
  Stock options exercised                                               285           118
  Common stock repurchased and retired                                    -        (1,618)
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                         27,006        28,416
                                                                   --------      --------
                                                                   --------      --------
LEGAL SURPLUS:
  Balance at beginning of period                                      4,002         2,498
  Transfer from retained earnings                                       427           665
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                          4,429         3,163
                                                                   --------      --------
                                                                   --------      --------
RETAINED EARNINGS:
  Balance at beginning of period                                     49,694        39,005
  Net income                                                         10,153         7,249
  Dividends declared and cash paid on fractional shares              (2,474)       (1,979)
  Transfer to legal surplus                                            (427)         (665)
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                         56,946        43,610
                                                                   --------      --------
                                                                   --------      --------
TREASURY STOCK:
  Balance at beginning of period                                     (1,836)          -
  Treasury stock purchased                                                -           -
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                         (1,836)          -
                                                                   --------      --------
                                                                   --------      --------
UNREALIZED GAIN (LOSS) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF TAXES:
  Balance at beginning of period                                        913           533
  Net change in fair value of securities
    available-for-sale, net of taxes                                  3,864           104
                                                                   --------      --------
    BALANCE AT END OF PERIOD                                          4,777           637
                                                                   --------      --------
                                                                   --------      --------

TOTAL STOCKHOLDERS' EQUITY                                         $101,292      $ 83,742
                                                                   --------      --------
                                                                   --------      --------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            ORIENTAL FINANCIAL GROUP INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1997 AND 1996
                                    (IN THOUSANDS)


                                                                                    1997           1996
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                       $  10,153      $   7,249
                                                                                 ---------      ---------
                                                                                 ---------      ---------
Adjustments to reconcile net income to net cash
  (used in) operating activities:
    Amortization of deferred loan origination fees and costs                        (1,681)        (1,472)
    Amortization of premiums and accretion of discounts
      mortgage-backed and investment securities                                        495          2,852
    Depreciation and amortization of premises and equipment                          1,209          1,059
    Provision for loan losses                                                        5,000          2,100
    Gain on sale of available-for-sale securities                                     (375)          (313)
    Gain on sale of servicing rights                                                (2,707)           -
    Mortgage banking activities                                                     (1,438)        (1,446)
    Increase in trading securities                                                  (9,328)        (5,205)
    Increase in accrued interest receivable                                         (1,094)        (1,871)
    Decrease (increase) in other assets                                              9,664         (2,319)
    Decrease in accrued expenses and liabilities                                    (9,764)          (413)
                                                                                 ---------      ---------
      TOTAL ADJUSTMENTS                                                            (10,019)        (7,028)
                                                                                 ---------      ---------
                                                                                 ---------      ---------

      NET CASH USED IN OPERATING ACTIVITIES                                            134            221
                                                                                 ---------      ---------
                                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease in securities purchased under agreements to resell                   13,500          2,129
  Purchases of investment securities available-for-sale                           (117,785)       (48,256)
  Sales of  investment securities available-for-sale                                25,887         82,490
  Maturities of  investment securities available-for-sale                           23,580             50
  Purchases of investment securities held-to-maturity                               (3,041)       (24,702)
  Maturities and redemptions of  investment securities held-to-maturity              8,816          2,926
  Purchases of Federal Home Loan Bank Stock                                            -             (394)
  Redemption of Federal Home Loan Bank Stock                                           -              -
  Net origination of loans                                                         (88,571)       (96,770)
  Capital expenditures                                                              (1,329)        (2,082)
                                                                                 ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES                                      $(138,942)     $ (84,609)
                                                                                 ---------      ---------
                                                                                 ---------      ---------


                                    CONTINUED


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    1997           1996
                                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in:
    Deposits                                                                     $  33,516      $  51,819
    Securities sold under agreements to repurchase                                  82,793        (37,456)
    Borrowings under lines of credit                                                   -             -
    Advances and borrowings from FHLB                                               14,400         23,900
  Issuance of term notes                                                               -           60,000
  Payment of term notes                                                                -          (13,000)
  Principal payments of bonds payable                                                 (238)          (271)
  Proceeds from exercise of stock options                                              355            172
  Repurchase of common stock                                                           -           (1,707)
  Dividends and cash paid on fractional shares                                      (2,417)        (1,979)
                                                                                 ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          128,409         81,478
                                                                                 ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (10,400)        (2,910)

Cash and cash equivalents at beginning of period                                    26,036         16,955
                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  15,636      $  14,045
                                                                                 ---------      ---------
                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS INCLUDE:

  Cash and due from banks                                                        $   9,585      $   8,235
  Time deposits with other banks                                                     4,000          4,700
  Other short-term investments                                                       2,051          1,110
                                                                                 ---------      ---------
                                                                                 $  15,636      $  14,045
                                                                                 ---------      ---------
                                                                                 ---------      ---------

SUPPLEMENTAL DISCLOSURE:

  Interest paid                                                                  $  26,800      $  15,300
                                                                                 ---------      ---------
                                                                                 ---------      ---------

  Income taxes                                                                   $     923      $   2,634
                                                                                 ---------      ---------
                                                                                 ---------      ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Real estate foreclosed as payment of loans                                     $      80      $      90
                                                                                 ---------      ---------
                                                                                 ---------      ---------

  Real estate loans securiticized into mortgage-backed securities                $  60,800      $  63,400
                                                                                 ---------      ---------
                                                                                 ---------      ---------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            ORIENTAL FINANCIAL GROUP INC.

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1997 contained in Oriental's annual report. Certain reclassifications have been made to the December 31, 1996 and June 30, 1997 consolidated financial statements to conform with the presentation of the current period consolidated financial statements.

In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at December 31, 1997 and June 30, 1997 as well as the results of operations and cash flows for the six months ended December 31, 1997 and December 31, 1996. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - INCOME PER COMMON SHARE:

Basic income per common share is calculated by dividing net income by the weighted average of common shares outstanding after giving retroactive effect to common stock dividends and splits. Diluted income per common share includes the effect of common stock equivalents which are computed using the Treasury Stock Method. Stock options outstanding under Oriental's stock option plan for officers and employees are the only outstanding common stock equivalents. The weighted average common shares and common stock equivalent shares outstanding for the quarter and six months period ended December 31, 1997 and 1996 were 10,318,149 and 10,248,705, respectively, and 10,272,295 and 10,285,910, respectively. For the income per share calculation refer to the consolidated statement of income at page 2.

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

The fair value of trading securities is based on quoted market prices. At December 31, 1997 and and June 30, 1997 , the amortized cost and fair market value of securities held for trading were $40,140,000 and $40,258,000 and $30,909,000 and $30,930,000, respectively. At December 31, 1997, gross holding unrealized gains and gross unrealized losses amounted to $118,000 and $0, respectively.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

The Group classifies as available-for-sale debt and equity securities not classified as either held-to-maturity or trading securities. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes as a separate component of stockholders' equity. The estimated fair value of investment securities is based on quoted market prices or dealer quotes. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The amortized cost, estimated fair value, weighted average yield and related contractual maturities of debt and equity securities available-for-sale by category at December 31, and June 30, 1997 are as follows (in thousands):


                                                     DECEMBER 31, 1997                              JUNE 30, 1997
                                         ---------------------------------------    -----------------------------------------
                                                                       AVERAGE                                     AVERAGE
                                         AMORTIZED         FAIR       WEIGHTED      AMORTIZED         FAIR         WEIGHTED
                                           COST           VALUE         YIELD         COST           VALUE           YIELD
                                         ---------------------------------------    -----------------------------------------

UNITED STATES GOVERNMENT OBLIGATIONS:
Average maturity of  6 years and
8 months at December and 5 years and
1 month at June.
  Due from one to five years               $42,838        $43,776        6.92%       $62,847        $63,197        6.76%
  Due from five to ten years               144,428        148,706        6.50         47,339         47,435        6.78
                                         ----------      ---------      ------      ---------      ---------      -------
                                           187,266        192,482        6.60        110,186        110,632        6.77
                                         ----------      ---------      ------      ---------      ---------      -------

PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  14 years and
5 months at December and 14 years and
11 months at June.
  Due from one to five years                 5,165          5,095        5.55          5,212          5,170        5.55
  Due over ten years                        26,312         26,250        8.00         28,879         29,107        7.97
                                         ----------      ---------      ------      ---------      ---------      -------
                                            31,477         31,345        7.61         34,091         34,277        7.60
                                         ----------      ---------      ------      ---------      ---------      -------
                                         ----------      ---------      ------      ---------      ---------      -------

MORTGAGE - BACKED SECURITIES:
Average maturity of  18 years and
5 months at September and 20 years
and 9 months at June.
  Due from one to five years                    26             26        6.67            416            408        5.94
  Due from five to ten years                 1,485          1,513        6.78            797            807        6.98
  Due over ten years                       105,314        106,570        7.16         50,899         51,483        6.91
                                         ----------      ---------      ------      ---------      ---------      -------
                                           106,824        108,109        7.15         52,122         52,698        6.90
                                         ----------      ---------      ------      ---------      ---------      -------

                                          $325,567       $331,936        6.87%      $196,389       $197,607        6.94%
                                         ----------      ---------      ------      ---------      ---------      -------
                                         ----------      ---------      ------      ---------      ---------      -------


At December 31, and June 30, 1997 mortgage-backed securities available-for-sale consisted of (in thousands):


                                                            DECEMBER 31, 1997               JUNE 30, 1997
                                                       -------------------------     --------------------------
                                                       AMORTIZED       FAIR          AMORTIZED        FAIR
                                                         COST         VALUE            COST          VALUE
                                                       -------------------------     --------------------------
MORTGAGE - BACKED SECURITIES:
  GNMA                                                  $  31,847        $32,398      $  41,620      $  42,178
  FNMA                                                     55,656         56,113              -              -
  FHLMC                                                    19,267         19,532         10,438         10,454
  Mortgage Pass Through Certificates                           54             66             54             66
                                                       -----------     ----------      ---------     ----------
                                                         $106,824       $108,109        $52,112        $52,698
                                                       -----------     ----------      ---------     ----------
                                                       -----------     ----------      ---------     ----------


The Puerto Rico government obligations due over ten years category includes an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $27,250,000 which commenced paying down principal on August 1, 1994, and is expected to be fully collected during 1998.

At December 31, 1997, gross unrealized gains and gross unrealized losses amounted to $6,525,000 and $156,000, respectively. These amounted to $1,620,000 and $402,000, respectively at June 30, 1997. At December 31, and June 30, 1997 unrealized gains on securities available-for-sale of $4,777,000 and $913,000, respectively, net of deferred income tax of $1,592,000 and $305,000 respectively, were reported as a separate component of stockholders' equity.

Proceeds from the sale of investment securities available-for-sale during the six months period ended December 31, 1997, were $25,887,000. Gross realized gains and losses on those sales during the year were $445,000 and 70,000, respectively.

INVESTMENT SECURITIES HELD-TO-MATURITY:

The Group classifies as held-to-maturity debt securities for which the Group has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. Expected maturities of mortgage-backed securities may differ from contractual maturities because of prepayments and other market factors. The carrying value, estimated fair value, weighted average yield and related contractual maturities of debt and equity securities held-to-maturity by category at December 31, and June 30, 1997 are as follows ( in thousands):


                                                     DECEMBER 31, 1997                              JUNE 30, 1997
                                         ---------------------------------------     ----------------------------------------
                                                                          AVERAGE                                   AVERAGE
                                         AMORTIZED         FAIR          WEIGHTED    AMORTIZED        FAIR         WEIGHTED
                                           COST           VALUE            YIELD       COST           VALUE          YIELD
                                         ---------------------------------------     ----------------------------------------
PUERTO RICO GOVERNMENT OBLIGATIONS:
Average maturity of  8 years and
2 months at December and 8 years and
8 months at June.
  Due from five to ten years              $  1,010       $  1,020           6.73%      $  1,013       $  1,020        6.73%
  Due over ten years                         2,571          2,588           7.69          2,583          2,588        7.69
                                         ----------      ---------         ------      ---------      ---------      -------
                                             3,581          3,608           7.41          3,586          3,608        7.41
                                         ----------      ---------         ------      ---------      ---------      -------

MORTGAGE - BACKED SECURITIES:
Average maturity of  12 years and
4 months at December and 14 years and
6 months at June.
  Due from one to five years                   119            121           7.56            261            261        6.27
  Due from five to ten years                10,438         10,627           7.10          3,285          3,346        6.99
  Due over ten years                       181,693        184,199           7.22        194,658        195,228        6.97
                                         ----------      ---------         ------      ---------      ---------      -------
                                           192,250        194,947           7.21        198,204        198,835        6.97
                                         ----------      ---------         ------      ---------      ---------      -------

                                          $195,831       $198,555           7.21%      $201,790       $202,443        6.94%
                                         ----------      ---------         ------      ---------      ---------      -------
                                         ----------      ---------         ------      ---------      ---------      -------

The mortgage-backed securities due over ten years category includes approximately $81,000,000 of the short end of certain Puerto Rico GNMA tax exempt serial certificates with an average expected life of 4 to 6 years. At December 31, mortgage-backed securities held-to-maturity were comprised of the following (in thousands):


                                                             DECEMBER 31, 1997              JUNE 30, 1997
                                                       -------------------------     --------------------------
                                                       CARRYING        FAIR          AMORTIZED       FAIR
                                                         VALUE        VALUE            VALUE        VALUE
                                                       -------------------------     --------------------------
MORTGAGE - BACKED SECURITIES:
  GNMA                                                 $  142,480     $  143,533     $  149,275     $  149,081
  FNMA                                                     41,480         42,331         38,439        38,650
  FHLMC                                                     5,431          5,579          7,205          7,369
  Mortgage Pass Through Certificates                        2,859          3,504          3,285          3,735
                                                       -----------     ----------      ---------     ----------
                                                         $192,250     $  194,947     $  198,204     $  198,835
                                                       -----------     ----------      ---------     ----------
                                                       -----------     ----------      ---------     ----------

Gross unrealized gains and gross unrealized losses at December 31, 1997 amounted to $3,067,000 and $343,000, respectively. These amounted to $1,652,000 and $999,000, respectively, at June 30, 1997.

FEDERAL HOME LOAN BANK STOCK:

At December 31, and June 30, 1997 there was an investment in Federal Home Loan Bank (FHLB) of New York Stock with a book and fair value of $10,043,000 and $10,043,000, respectively. The fair value of such investment is its redemption value.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and auto finance leases. The composition of the loan portfolio at December 31, and June 30, 1997 was as follows (in thousands):



                                                                    DECEMBER 31,            JUNE 30,
                                                                       1997                   1997
                                                                   -------------         ------------
LOANS SECURED BY REAL ESTATE:
   Residential                                                        $  241,694          $  225,382
   Commercial                                                              8,658               9,087
   Home equity loans                                                       3,408               5,436
   Construction, land acquisition and  land improvements                   3,889               4,391
                                                                   --------------        ------------
                                                                         257,649             244,296
   Less: net deferred loan fees and servicing rights sold                 (2,515)               (239)
   Less: undisbursed portion of loans in process                          (1,053)             (2,093)
                                                                   --------------        ------------
      LOANS SECURED BY REAL ESTATE, NET                                  254,081             241,964
                                                                   --------------       ------------

OTHER LOANS:
   Commercial loans                                                       11,036              10,512
   Auto loans                                                             10,199              14,882
   Personal loans                                                         91,007              69,773
   Personal lines of credit                                                6,125               5,190
   Cash collateral loans                                                   2,815               2,827
   Financing leases                                                      199,767             205,077
                                                                   --------------        ------------
                                                                         320,949             308,261
   Less: unearned interest                                               (38,004)            (41,131)
                                                                   --------------        ------------
      OTHER LOANS, NET                                                   282,945             267,130
                                                                   --------------        ------------

Loans receivable                                                         537,026             509,093
Allowance for loan losses                                                 (7,131)             (5,408)
                                                                   --------------        ------------
LOANS RECEIVABLE, NET                                                    529,895             503,685
Loans held for sale                                                       29,100              29,285
                                                                   --------------        ------------
TOTAL LOANS,NET                                                       $  558,995          $  532,970
                                                                   --------------        ------------
                                                                   --------------        ------------


The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Group measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. All loans are evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment, leases and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment. Over 95% of the Group's loan portfolio is composed of smaller homogenous loans which are evaluated collectively for impairment. Accordingly, the balance of impaired commercial loans and leases at December 31, 1997 and 1996 and their average for the six months period ended is not significant.

Refer to Table D at page 21 of the management's discussion and analysis of financial condition and results of operations for the changes in the allowance for loan losses for the quarter and six months period ended December 31, 1997 and 1996.

NOTE   6 - ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK:

At December 31, and June 30, 1997 advances and borrowings from the Federal Home Loan Bank of New York (FHLB) consist of the following (in thousands):


 TYPE              DEC. 31,      JUNE 30,       MATURITY DATE                  INTEREST RATE DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
ADVANCE           $     -        $15,000     JULY 1997                     Fixed -  5.79%
ADVANCE                 -         15,000     AUGUST 1997                   Fixed -  5.80%
ADVANCE                 -         10,000     NOVEMBER 1997                 Floating due quarterly  - 5.25% at 6/30/97
ADVANCE            10,000         10,000     FEBRUARY 1998                 Floating due monthly  -  6.05% at 12/31/97
ADVANCE            30,200         13,800     OVERNIGHT LINE OF CREDIT      Floating due daily -  6.48% at 12/31/97
ADVANCE            10,000              -     SEPTEMBER 1999                Fixed -  5.71% - Callable March 1998
ADVANCE            10,000              -     SEPTEMBER 1999                Fixed -  5.85% - Callable September 1998
ADVANCE            20,000              -     OCTOBER 2002                  Fixed - 5.42%  - Callable October 1998
BORROWING               -         12,000     SEPTEMBER 1997                Fixed -  6.04%
BORROWING          14,000         14,000     JULY 1998                     Fixed -  6.28 %
BORROWING          10,000              -     SEPTEMBER 1999                Fixed -  6.03%  - Callable March 1999
             ---------------------------
                  104,200        $89,800
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

NOTE  7 - TERM NOTES AND BONDS PAYABLE:

At December 31, and June 30, 1997 Term Notes and Bonds Payable consist of the following ( in thousands):


   TYPE            DEC. 31,      JUNE 30,     MATURITY DATE                         INTEREST RATE DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
TERM NOTE        $  8,000       $  8,000     OCTOBER 1998                  Fixed - 4.81%
TERM NOTE          10,000         10,000     DECEMBER 1999                 Floating due quarterly - 4.77% at 12/31/97  (A) (C)
TERM NOTE          10,000         10,000     JANUARY 2000                  Floating due quarterly - 4.77% at 12/31/97  (A) (C)
TERM NOTE           6,500          6,500     DECEMBER 2000                 Floating due quarterly - 5.08% at 12/31/97  (B) (C)
TERM NOTE          20,000         20,000     MARCH 2001                    Floating due quarterly - 5.18% at 12/31/97  (B) (C)
TERM NOTE          10,000         10,000     SEPTEMBER 2001                Floating due quarterly - 5.51% at 12/31/97  (B) (C)
TERM NOTE          30,000         30,000     SEPTEMBER 2001                Floating due quarterly - 5.29% at 12/31/97  (B) (C)
TERM NOTE           5,000          5,000     DECEMBER 2001                 Floating due quarterly - 5.02% at 12/31/97  (B) (C)
TERM NOTE          15,000         15,000     MARCH 2007                    Floating due quarterly - 5.34% at 12/31/97  (B) (C)
BOND                  278            516     APRIL 2008                    Fixed  - 8.38% (d)
             ---------------------------
                 $114,778       $115,016
             ---------------------------
             ---------------------------


(A) -  GUARANTEED BY LETTERS OF CREDIT FROM THE FLHB.

(B) - COLLATERALIZED WITH U.S. GOVERNMENT SECURITIES AND/OR MORTGAGE-BACKED SECURITIES.

(C) - THE FLOATING RATE NOTES ARE CONSIDERED GENERALLY HEDGED THROUGH THE OVERALL INTEREST RATE RISK MANAGEMENT PROCESS DISCUSSED IN NOTE 8.

(D) -  COLLATERIZED WITH FHLMC CERTIFICATES.

NOTE  8- INTEREST RATE RISK MANAGEMENT:

INTEREST RATE SWAP AGREEMENTS:

The following table indicates the types of swaps used and their terms at December 31, 1997 (in thousands):

          Pay fixed swaps - notional amount                       $345,000
          Weighted average pay rate - fixed                          5.78%
          Weighted average receive rate - floating                   5.46%
          Maturity (in months)                                     1 to 28
          Floating rate - percent of LIBOR                      84 to 100%

The agreements were signed to convert short term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. At December 31, 1997, interest rate swap maturities by fiscal year are as follows (in thousands):



                    YEAR ENDING JUNE 30,                          AMOUNT
                    --------------------                        -----------
                            1998                                $  140,000
                            1999                                   195,000
                            2000                                    10,000
                                                                -----------
                                                                $  345,000
                                                                -----------
                                                                -----------


The following table summarizes the changes in notional amounts of swaps outstanding during six months period ended on December 31, 1997 (in thousands):


Balance at June 30, 1997                                        $  370,000
New swaps                                                           55,000
Maturities                                                        (80,000)
                                                                 -----------
Balance at December  31, 1997                                   $  345,000
                                                                 -----------
                                                                 -----------

INTEREST RATE PROTECTION AGREEMENTS (CAPS):

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The following table indicates the agreements outstanding at December 31, 1997 (in thousands):



          Cap agreements - notional amount                         $120,000
          Cap rate                                             6.00 -  6.50%
          Current 90 day LIBOR                                         5.69%
          Maturity (in months)                                      9 to 15


S&P INTEREST RATE  SWAP:

In January 1994, the Group introduced new certificates of deposit called Investors' CD and Investors' IRA which have their yields tied to the performance of a stock market index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group has entered into interest rate swap/hedge agreements with a notional amount of $29,432,000 with major money center banks to manage the Investors' CD and IRA exposure to the stock market. Under the terms of the agreements, Oriental will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment. At December 31, 1997 total Investors' CD and IRA deposits amounted to $30,883,000.

                            ORIENTAL FINANCIAL GROUP INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW SUMMARY

Oriental Financial Group, the bank holding company of Oriental Bank & Trust, reported an increase of 19% in net income for the second quarter of fiscal 1998. The Group's net income for the second quarter of fiscal 1998 increased to $5,215,887 or $.51 per share from $4,396,730 or $.43 per share in the same period of fiscal 1997. All per share figures have been retroactively adjusted for the five-for-four (25%) stock split on common stock distributed on October 15, 1997.

The Group's net income increased 40% to $10,152,805 or $.99 per share versus $7,249,524 or $.70 per share reported a year ago. Excluding the SAIF $1.3 million adjustment in fiscal 1997, net income for the six-month period increased 18% from $8,581,526 or $.83 per share in the same period the year before. The Group's earnings growth reflects increases in both interest income and non-interest income, driven by a solid growth in interest-earning assets and fee revenues.

Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across its business lines. Total financial assets owned or managed (excluding loans serviced for third parties which were sold on October 1997) increased 27% to $ 2.9 billion at December 31, 1997 from the $ 2.3 billion owned or managed one year ago. As of December 31, 1997, total financial assets consisted of $1.2 billion owned by the Bank, $ 1.1 billion managed by the trust and $561 million gathered by the broker-dealer.

During this past quarter, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced to others, to Doral Financial Corporation. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential. The gain was used primarily to increase the Group's allowance for loan losses.

For the second quarter of fiscal 1998 trust, money management and brokerage fees increased 20% to $1.8 million, compared to $1.5 million in the same quarter of fiscal 1997. Mortgage banking activities (excluding servicing income) increased 98% to $623,000 compared to $314,000 for the same period fiscal 1997. Bank services fees and charges and other income amounted to $1.1 million, compared to $1.5 million in fiscal 1997, a decrease of 27%.

For the first six months of fiscal 1998 trust, money management and brokerage fees increased 26% to $3.9 million, compared to $3.1 million the year before. Mortgage banking activities (excluding servicing income) increased 300% to $1.4 million, compared to $358,000 for the same period a year ago. Bank services fees and charges and other income amounted to $2.3 million, compared to $2.9 million in fiscal 1997, a decrease of 21%.

Net interest income for the second quarter of fiscal 1998 rose 15% to $10.5 million versus $9.1 million reported in the same period of fiscal 1997. For the six-month period net interest income increased 13% to $20.4 million from $18.1 million reported in the same period a year ago. The increase in net interest income resulted from growth in the Group's loan portfolio and other interest-earning assets. Average interest-earning assets for the second quarter of fiscal 1998 reached $1.1 billion an increase of 27% compared with $867 million for the same quarter of fiscal 1997. For the six-month period average interest-earning assets grew 27% to $ 1.1 billion from $851 million a year ago.

For the second quarter of fiscal 1998 the Group provided $ 3.7 million for loan losses compared with $1.2 million for the same period of fiscal 1997, an increase of $2.5 or 208 %. For the six-month period ended December 31, 1997, the provision for loan losses amounted to $5 million compared with $2.1 million a in the same period the year before. The increase in the provision for fiscal 1998 was primarily due to management's goal of further increasing the Group's ratio of reserves to total loans and non-performing loans as well as to the rise in net charge-off experienced by the Group and current and expected economic conditions.

Recurring non-interest expenses for the second quarter of fiscal 1998 increased 9% million to $7.4 million as compared to $6.8 million during the same period of fiscal 1997. For the first six months of fiscal 1998 they increased 14% to $15.1 million from $13.3 million a year ago. The increase results mainly from the expanded push in the retail area and higher outlays for support services as the Group's businesses continue to expand. The efficiency ratio and the expense ratio for the first six months of fiscal 1998 amounted 52.35% and 1.22%, respectively, compared to 52.16% and 1.35%, respectively, the year before.

                               ORIENTAL FINANCIAL GROUP

                                 FINANCIAL HIGHLIGHTS

                       IN THOUSANDS (EXCEPT FOR PER SHARE DATA)

                                                                                        --------------------------------
                                                                        PERCENT                       FISCAL
                                                                       INCREASE         --------------------------------
                                                                      (DECREASE)                1998                1997
------------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES:

INTEREST-EARNING ASSETS                                                       26%       $  1,144,614         $  908,611
                                                                      --------------    -------------        -----------
TOTAL BANK ASSETS                                                             25%          1,202,545            965,876
                                                                      --------------    -------------        -----------
TOTAL FINANCIAL ASSETS (EXCLUDING LOANS SERVICED FOR OTHERS)                  27%          2,883,900          2,278,400
                                                                      --------------    -------------        -----------
INTEREST-BEARING LIABILITIES                                                  26%          1,080,744            855,350
                                                                      --------------    -------------        -----------
TOTAL LIABILITIES                                                             25%          1,101,253            882,134
                                                                      --------------    -------------        -----------
CAPITAL                                                                       21%       $    101,292         $   83,742
                                                                      --------------    -------------        -----------

OPERATING RESULTS:

INTEREST INCOME                                                               22%       $     48,331         $   39,474
INTEREST EXPENSE                                                              31%             27,955             21,410
                                                                      --------------    -------------        -----------
  NET INTEREST INCOME                                                         13%             20,376             18,064
PROVISION FOR LOAN LOSSES                                                    138%              5,000              2,100
                                                                      --------------    -------------        -----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         (4%)            15,376             15,964
                                                                      --------------    -------------        -----------
BANK SERVICE CHARGES AND FEES AND OTHER INCOME                               (21%)             2,327              2,945
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                                    27%              3,918              3,078
MORTAGE BANKING ACTIVITIES                                                    59%              2,294              1,446
GAIN ON SALE OF SERVICING RIGHTS                                             100%              2,707                -
NET GAIN ON SALE OF INVESTMENT SECURITIES                                     72%                543                316
NON-INTEREST EXPENSES                                                         14%             15,187             13,317
SPECIAL  SAIF ONE-TIME CAPITALIZATION ASSESSMENT                            (100%)             -                  1,823
                                                                      --------------    -------------        -----------
  NET INCOME BEFORE INCOME TAXES                                              39%             11,978              8,609
PROVISION FOR INCOME TAXES                                                    34%              1,825              1,360
                                                                      --------------    -------------        -----------
  NET INCOME                                                                  40%             10,153              7,249
SAIF ASSESSMENT, NET OF INCOME TAXES                                        (100%)             -                  1,333
                                                                      --------------    -------------        -----------
  NET OPERATING INCOME (EXCLUDING SAIF ASSESSMENT)                            18%       $     10,153         $    8,582
                                                                      --------------    -------------        -----------

PER SHARE DATE:

NET INCOME EXCLUDING SAIF - BASIC                                             18%       $       1.02         $     0.87
                                                                      --------------    -------------        -----------
NET INCOME EXCLUDING SAIF - DILUTED                                           18%               0.99               0.83
                                                                      --------------    -------------        -----------
BOOK VALUE                                                                    20%              10.16               8.46
                                                                      --------------    -------------        -----------
MARKET PRICE                                                                  77%              29.56              16.70
                                                                      --------------    -------------        -----------
DIVIDENDS DECLARED                                                            25%              2,474              1,979
                                                                      --------------    -------------        -----------
OUTSTANDING SHARES AT END OF PERIOD                                            1%       $      9,970         $    9,895
                                                                      --------------    -------------        -----------

FINANCIAL RATIOS:

RETURN ON AVERAGE ASSETS                                                                        1.73%              1.86%
                                                                                        -------------        -----------
                                                                                        -------------        -----------
RETURN ON AVERAGE EQUITY                                                                       21.09%             20.89%
                                                                                        -------------        -----------
                                                                                        -------------        -----------
EFFICIENCY RATIO                                                                               52.35%             52.16%
                                                                                        -------------        -----------
                                                                                        -------------        -----------
EXPENSE RATIO                                                                                   1.22%              1.35%
                                                                                        -------------        -----------
                                                                                        -------------        -----------

Oriental's total bank assets at December 31, 1997 reached $1.2 billion, an increase of 25% when compared to $966 million at the end of the same period of fiscal 1997. This resulted from the growth in investment and trading securities of $190 million or 49%, to $578 million from $388 million a year ago, and loans receivable and loans held for sale, net of the allowance for loan losses, of $49 million, or 10%, from $510 million at December 31, 1996 to $559 million at December 31, 1997. In response to the change in asset mix, return on average assets amounted to 1.73% versus 1.86% during the same period of last year.

Stockholders' equity at December 31, 1997 reached $101 million compared to $84 million the year before, an increase of 21%. The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation for bank or bank holding companies. Total risk-based and leverage capital ratios as of December 31, 1997 were 19.45% and 7.97%, respectively, which are well above the minimum capital ratios required by regulatory agencies. Return on average equity improved to 21.09% from 20.60%.

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

NET INTEREST INCOME

Net interest income for the second quarter ended on December 31, 1997 increased by 15% or $1.3 million to $10.5 million from $9.1 million posted in the same period of the earlier fiscal year. This improvement in net interest income reflects an increase of $1.3 million due to a higher volume of interest-earning assets. For the first six months period net interest income was up by 13% or $2.3 million to $20.4 million from $18.1 million in the prior fiscal year. The improvement in net interest income was the result of an increase of $2.9 million due to a higher volume of interest-earning assets partially offset by an unfavorable effect in rate of $613,000 due to a lower average yield of interest-earning assets and a slight increase in the cost of funds.

The interest rate spread and net interest margin fell to 3.60% and 3.82%, respectively, for the second quarter of fiscal 1998 as compared to 3.94% and 4.25% respectively, for the second quarter of fiscal 1997. The interest rate spread and net interest margin decreased to 3.58% and 3.81%, respectively, for the six months ended on December 31, 1997 as compared to 3.96% and 4.27% attained during the same period the year before. The interest-earning assets to interest-bearing liabilities ratio for the second quarter of fiscal 1998 amounted to 104.49% versus 106.18%. Total average interest earning assets exceeded total average interest bearing liabilities by $47.5 million. For the six month periods ended the ratio amounted to 104.46% versus 106.27% and total average interest earning assets exceeded total average interest bearing liabilities by $46 million. The decrease in these ratios was attributable to the increase in non-accruing loans, which are excluded from our spread and yield calculation. For more on non-accruing loans refer to the non-performing assets section of this analysis at page 24.

Tables A and A-1 on pages 15 and page 16 sets forth a detailed analysis of net interest income. Part one presents the dollar amount of and average rates on Oriental's interest-earning assets and liabilities, the ratio of net interest-earning assets over interest-bearing liabilities, the average interest rate spread and the net yield on average interest-earning assets. Part two describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Oriental's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.


    TABLE - A                                                               SECOND QUARTER ENDED
----------------------------------------------------------------------------------------------------------------------------------
    PART - I                                              FISCAL 1998                                FISCAL 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                           AVERAGE          AVERAGE                     AVERAGE          AVERAGE
                                           INTEREST        BALANCE           RATE       INTEREST        BALANCE           RATE
                                           --------        -------           ----       --------        -------           ----
   INTEREST-EARNING ASSETS:
(A)  REAL ESTATE LOANS                     $  6,734    $   282,718           9.53%      $  6,035     $  243,300           9.92%
(A)  CONSUMER LOANS                           3,443         99,250          13.76%         2,598         82,688          12.46%
(A)  COMMERCIAL LOANS                           268         10,119          10.61%           231          8,755          10.57%
(A)  FINANCING LEASES                         4,757        153,349          12.41%         4,538        153,807          11.80%
                                           --------    -----------          ------      --------     ----------          ------
       TOTAL LOANS                           15,202        545,436          11.12%        13,402        488,550          10.95%
                                           --------    -----------          ------      --------     ----------          ------

     MORTAGE-BACKED SECURITIES                5,789        324,990           7.13%         4,151        231,025           7.19%
     INVESTMENT SECURITIES                    3,624        215,125           6.74%         2,359        128,001           7.37%
     OTHER INTEREST-EARNING ASSETS              262         19,890           5.15%           246         19,825           4.86%
                                           --------    -----------          ------      --------     ----------          ------
       TOTAL INVESTMENTS                      9,675        560,005           6.91%         6,756        378,851           7.13%
                                           --------    -----------          ------      --------     ----------          ------

       TOTAL INTEREST-EARNING ASSETS       $ 24,877    $ 1,105,441           8.99%        20,158     $  867,401           9.28%
                                           --------    -----------          ------      --------     ----------          ------

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS           $    687    $   103,247           2.64%      $    600     $   92,810           2.56%
     CERTIFICATES OF DEPOSIT                  4,484        328,336           5.42%         3,575        266,234           5.33%
     OTHER CERTIFICATES OF DEPOSIT            1,225         79,268           6.14%           933         56,139           6.59%
                                           --------    -----------          ------      --------     ----------          ------
       TOTAL DEPOSITS                         6,396        510,851           4.97%         5,108        415,183           4.88%
                                           --------    -----------          ------      --------     ----------          ------

     REPURCHASE AGREEMENTS                    4,531        326,258           5.51%         2,587        205,255           5.00%
     LINES OF CREDIT                             23            778          11.76%           110          6,111           7.04%
     FHLB ADVANCES                            1,108         76,473           5.75%           433         30,527           5.63%
     FHLB BORROWINGS                            442         28,731           6.10%           404         26,000           6.17%
     BONDS PAYABLE                                8            359           8.98%            16            732           8.79%
     TERM NOTES                               1,521        114,500           5.27%         1,741        133,134           5.19%
     INTEREST RATE RISK MANAGEMENT              356     YIELD AJE.           0.26%           611     YIELD AJE.           0.60%
                                           --------    -----------          ------      --------     ----------          ------
       TOTAL OTHER BORROWINGS                 7,989        547,099           5.79%         5,902        401,759           5.83%
                                           --------    -----------          ------      --------     ----------          ------
                                           --------    -----------          ------      --------     ----------          ------

     TOTAL INTEREST-BEARING LIABILITIES    $ 14,385    $ 1,057,950           5.39%      $ 11,010     $  816,942           5.34%
                                           --------    -----------          ------      --------     ----------          ------
                                           --------    -----------          ------      --------     ----------          ------

     NET INTEREST EARNING ASSETS           $ 10,492    $    47,491           3.60%      $  9,148     $   50,459           3.94%
                                           --------    -----------          ------      --------     ----------          ------
                                           --------    -----------          ------      --------     ----------          ------

     INTEREST RATE MARGIN                                 3.82%                                         4.25%
                                                       -----------                                   ----------
                                                       -----------                                   ----------

     NET INTEREST-EARNING  ASSETS RATIO     104.49%                                      106.18%
                                           --------                                     --------
                                           --------                                     --------



-------------------------------------------------------------------------------------------------------------------------------
    PART - I I                                                                   INCREASE / (DECREASE) DUE TO:
-------------------------------------------------------------------------------------------------------------------------------
    FISCAL 1998 COMPARED  TO 1997                                         VOLUME           RATE          TOTAL               %
                                                                          -------       --------         ------           -----
   INTEREST-EARNING ASSETS:
     REAL ESTATE LOANS                                                     $  939       $   (240)        $  699           12.0%
     CONSUMER LOANS                                                           576            269            845           33.0%
     COMMERCIAL LOANS                                                          36              1             37           16.0%
     FINANCING LEASES                                                         (14)           233            219            5.0%
                                                                          -------       --------         ------           -----
       TOTAL LOANS                                                          1,537            263          1,800           13.0%
                                                                          -------       --------         ------           -----

     MORTAGE-BACKED SECURITIES                                              1,673            (35)         1,638           39.0%
     INVESTMENT SECURITIES                                                  1,468           (203)         1,265           54.0%
     OTHER INTEREST-EARNING ASSETS                                              2             14             16            7.0%
                                                                          -------       --------         ------           -----
       TOTAL INVESTMENTS                                                    3,143           (224)         2,919           43.0%
                                                                          -------       --------         ------           -----

     TOTAL INTEREST-EARNING ASSETS                                         $4,680       $     39         $4,719           23.0%
                                                                          -------       --------         ------           -----

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS                                           $   69       $     18         $   87           15.0%
     CERTIFICATES OF DEPOSIT                                                  849             60            909           25.0%
     OTHER CERTIFICATES OF DEPOSIT                                            356            (64)           292           31.0%
                                                                          -------       --------         ------           -----
       TOTAL DEPOSITS                                                       1,274             14          1,288           25.0%
                                                                          -------       --------         ------           -----

     REPURCHASE AGREEMENTS                                                  1,683            261          1,944           75.0%
     LINES OF CREDIT                                                        (159)             72            (87)         (79.0%)
     FHLB ADVANCES                                                            666              9            675          156.0%
     FHLB BORROWINGS                                                           42             (4)            38            9.0%
     BONDS PAYABLE                                                            (8)           -                (8)         (50.0%)
     TERM NOTES                                                             (247)             27           (220)         (13.0%)
     INTEREST RATE RISK MANAGEMENT                                             92           (347)          (255)         (42.0%)
                                                                          -------       --------         ------           -----
       TOTAL OTHER BORROWINGS                                               2,069             18          2,087           35.0%
                                                                          -------       --------         ------           -----
                                                                          -------       --------         ------           -----

     TOTAL INTEREST-BEARING LIABILITIES                                    $3,343       $     32         $3,375           31.0%
                                                                          -------       --------         ------           -----
                                                                          -------       --------         ------           -----

     NET INTEREST EARNING ASSETS                                           $1,337       $      7         $1,344           15.0%
                                                                          -------       --------         ------           -----
                                                                          -------       --------         ------           -----

(A) AVERAGE BALANCES ARE NET OF NON-ACCRUING LOANS.


    TABLE - A1                                                                 SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------------
    PART - I                                            FISCAL 1998                                 FISCAL 1997
-------------------------------------------------------------------------------------------------------------------------------
                                                          AVERAGE          AVERAGE                     AVERAGE          AVERAGE
                                          INTEREST        BALANCE           RATE       INTEREST        BALANCE           RATE
                                          ---------     ----------          ------     ---------     ----------          ------
   INTEREST-EARNING ASSETS:
(A)  REAL ESTATE LOANS                    $  13,227     $  278,147           9.51%     $  11,820     $  239,314           9.88%
(A)  CONSUMER LOANS                           6,493         94,675          13.60%         5,055         80,964          12.39%
(A)  COMMERCIAL LOANS                           561          9,859          11.38%           419          7,972          10.51%
(A)  FINANCING LEASES                         9,255        155,902          11.87%         9,058        152,253          11.90%
                                          ---------     ----------          ------     ---------     ----------          ------
     TOTAL LOANS                             29,536        538,583          10.94%        26,352        480,503          10.95%
                                          ---------     ----------          ------     ---------     ----------          ------

     MORTAGE-BACKED SECURITIES               11,035        308,857           7.15%         8,091        225,249           7.18%
     INVESTMENT SECURITIES                    7,104        209,999           6.77%         4,488        123,671           7.26%
     OTHER INTEREST-EARNING ASSETS              656         20,367           6.30%           543         22,122           4.80%
                                          ---------     ----------          ------     ---------     ----------          ------
     TOTAL INVESTMENTS                       18,795        539,223           6.97%        13,122        371,042           7.07%
                                          ---------     ----------          ------     ---------     ----------          ------

     TOTAL INTEREST-EARNING ASSETS        $  48,331     $1,077,806           8.95%        39,474     $  851,545           9.26%
                                          ---------     ----------          ------     ---------     ----------          ------

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS          $   1,359     $  102,759           2.62%     $   1,176     $   90,409           2.58%
     CERTIFICATES OF DEPOSIT                  8,965        328,694           5.41%         6,680        249,289           5.32%
     OTHER CERTIFICATES OF DEPOSIT            2,429         78,363           6.15%         1,839         55,382           6.59%
                                          ---------     ----------          ------     ---------     ----------          ------
       TOTAL DEPOSITS                        12,753        509,816           4.96%         9,695        395,080           4.87%
                                          ---------     ----------          ------     ---------     ----------          ------

     REPURCHASE AGREEMENTS                    8,556        310,540           5.47%         5,502        229,099           4.76%
     LINES OF CREDIT                             38            389          18.87%           235          6,269           7.33%
     FHLB ADVANCES                            2,011         68,990           5.78%           866         30,880           5.57%
     FHLB BORROWINGS                            840         27,154           6.13%           808         26,000           6.16%
     BONDS PAYABLE                               19            421           8.86%            36            813           8.74%
     TERM NOTES                               3,039        114,500           5.27%         3,012        113,167           5.28%
     INTEREST RATE RISK MANAGEMENT              699     YIELD AJE.           0.27%         1,256     YIELD AJE.           0.61%
                                          ---------     ----------          ------     ---------     ----------          ------
     TOTAL OTHER BORROWINGS                  15,202        521,994           5.78%        11,715        406,228           5.72%
                                          ---------     ----------          ------     ---------     ----------          ------
                                          ---------     ----------          ------     ---------     ----------          ------

     TOTAL INTEREST-BEARING LIABILITIES   $  27,955     $1,031,810           5.37%     $  21,410     $  801,308           5.30%
                                          ---------     ----------          ------     ---------     ----------          ------
                                          ---------     ----------          ------     ---------     ----------          ------

     NET INTEREST EARNING ASSETS          $  20,376     $   45,996           3.58%     $  18,064     $   50,237           3.96%
                                          ---------     ----------          ------     ---------     ----------          ------
                                          ---------     ----------          ------     ---------     ----------          ------

     INTEREST RATE MARGIN                                  3.81%                                        4.27%
                                                        ----------                                   ----------
                                                        ----------                                   ----------

     NET INTEREST-EARNING  ASSETS RATIO    104.46%                                      106.27%
                                          ---------                                    ---------
                                          ---------                                    ---------



     PART - I I                                                                                  INCREASE / (DECREASE) DUE TO:

    FISCAL 1998 COMPARED  TO 1997                                         VOLUME           RATE          TOTAL               %
                                                                         --------       -------        --------           -----
   INTEREST-EARNING ASSETS:
     REAL ESTATE LOANS                                                   $  1,847       $  (440)       $  1,407           12.0%
     CONSUMER LOANS                                                           945           493           1,438           28.0%
     COMMERCIAL LOANS                                                         107            35             142           34.0%
     FINANCING LEASES                                                         217           (20)            197            2.0%
                                                                         --------       -------        --------           -----
     TOTAL LOANS                                                            3,116            68           3,184           12.0%
                                                                         --------       -------        --------           -----

     MORTAGE-BACKED SECURITIES                                              2,988           (44)          2,944           36.0%
     INVESTMENT SECURITIES                                                  2,921          (305)          2,616           58.0%
     OTHER INTEREST-EARNING ASSETS                                           (53)           166             113           21.0%
                                                                         --------       -------        --------           -----
      TOTAL INVESTMENTS                                                     5,856          (183)          5,673           43.0%
                                                                         --------       -------        --------           -----

     TOTAL INTEREST-EARNING ASSETS                                       $  8,972       $  (115)       $  8,857           22.0%
                                                                         --------       -------        --------           -----

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS                                         $    163       $    20        $    183           16.0%
     CERTIFICATES OF DEPOSIT                                                2,167           118           2,285           34.0%
     OTHER CERTIFICATES OF DEPOSIT                                            711          (121)            590           32.0%
                                                                         --------       -------        --------           -----
     TOTAL DEPOSITS                                                         3,041            17           3,058           32.0%
                                                                         --------       -------        --------           -----

     REPURCHASE AGREEMENTS                                                  2,251           803           3,054           56.0%
     LINES OF CREDIT                                                        (559)           362            (197)         (84.0%)
     FHLB ADVANCES                                                          1,112            33           1,145          132.0%
     FHLB BORROWINGS                                                           35            (3)             32            4.0%
     BONDS PAYABLE                                                           (17)          -                (17)         (47.0%)
     TERM NOTES                                                                35            (8)             27            1.0%
     INTEREST RATE RISK MANAGEMENT                                            149          (706)           (557)         (44.0%)
                                                                         --------       -------        --------           -----
      TOTAL OTHER BORROWINGS                                                3,006           481           3,487           30.0%
                                                                         --------       -------        --------           -----

     TOTAL INTEREST-BEARING LIABILITIES                                  $  6,047       $   498        $  6,545           31.0%
                                                                         --------       -------        --------           -----

     NET INTEREST EARNING ASSETS                                         $  2,925       $  (613)       $  2,312           13.0%
                                                                         --------       -------        --------           -----

(A)  AVERAGE BALANCES ARE NET OF NON-ACCRUING LOANS.

Oriental's interest income for the second quarter of fiscal 1998 increased by 23% or $4.7 million to $24.9 million from $20.2 million posted in fiscal 1997. The growth in interest income was totally due to a positive volume variance of $4.7 million resulting from a growth in the average volume of interest-earning assets of $238 million or 27%. Average interest-earning assets for the second quarter of fiscal 1998 reached $1.1 billion versus $867 million a year ago.

For the first six months of fiscal 1998 interest income rose by 22% or $8.8 million to $48.3 million from $39.5 million posted in fiscal 1997. This growth was possible to a positive volume variance of $9 million as result of a larger average volume of interest-earning assets. Average interest-earning assets increased to $1.077 billion for the first quarter of fiscal 1998 compared with $852 million in fiscal 1997, up %27 or $226 million. To a lesser extent, interest income was negatively affected by $115,000 due to the lower yields attained on interest-earning assets.

The growth in the average volume of interest-earning assets for the periods analyzed was fueled by increases in investment and mortgage-backed securities. For second quarter of fiscal 1998 average investments and mortgage-backed securities rose 68% or $87 million and 41% or $94 million, respectively. For six month period of fiscal 1998 average investments and mortgage-backed securities increased 70% or $86 million and 37% or $84 million, respectively. There were two main reasons for the increase in investments and mortgage-backed securities. First, was the creation, during the latter part of fiscal 1997, of OBT International Branch under the International Banking Center Law which invests primarily in U.S. mortgage-baked securities that provide the Group significant tax advantages. Finally, was a shift in the Group's investing strategy due to the change in the GNMA's tax-exemption in July 1997. For more on this change to the Puerto Rico tax code refer to the income taxes section of this report at page 21. The end result of these changes is that for the periods analyzed above total investments amounted to 51% and 50%, respectively, of average interest-earning assets in fiscal 1998 versus 44% and 43%, respectively, a year ago.

The yield on interest-earning assets for the first quarter and first six months of fiscal 1998 decreased to 8.99% and 8.95% ,respectively, from 9.28% and 9.26%, respectively, attained in the same periods of fiscal 1997. The main reason for this decline was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than the loan portfolio, as previously discussed.

Interest expense for the second quarter of fiscal 1998 increased 31% or $3.4 million to $14.4 million from $11 million reported in the same period of fiscal 1997. For the first six months of fiscal 1998 it increased 31% or $6.5 million to $27.9 million from $21.4 million reported in the same period the year before. These increases were driven by a higher volume of interest-bearing liabilities used to fund the interest-earning assets growth and contributed to a rise in total interest expense during the second quarter and first six months of fiscal 1998 of $3.3 million and $6 million, respectively. Average interest-bearing liabilities for the second quarter of fiscal 1998 reached $1.058 billion versus $817 million a year ago, a 29% increase. For the first six months of fiscal 1998 average interest-bearing liabilities rose by 29% or $231 million to $1.032 billion in fiscal 1998 compared with $801 million during fiscal 1997.

The growth in interest-bearing liabilities average volume for the periods analyzed above reflect strong increases in the average volume of certificates of deposit and repurchase agreements. For the second quarter of fiscal 1998 the average volume of certificates of deposit grew by 23% to $328 million from $266 in fiscal 1997 million while the average volume of repurchase agreements rose by 89% to $326 million from $205 million in fiscal 1997. For fiscal 1998 six months period ended the average volume of certificates of deposit grew by 32% to $328 million from $249 million the year before and the average volume of repurchase agreements rose by 35% to $310 million from $229 million reported a year ago. The increase in certificates of deposit was concentrated in customer CD's, public funds and broker CD's. The rise in average repos was necessary to fund the asset growth at OBT International Branch.

The average cost of funds for the second quarter of fiscal 1998 increased five basis points basis points to 5.39% from 5.34% in fiscal 1997 and contributed to a slight rise in total interest expense during the second
quarter of fiscal 1998 of $32,000.   For the first six months of fiscal 1998
average costs of funds rose seven basis points to 5.37% from 5.30% in fiscal 1997 which contributed to $498,000 of the period's total interest expense increase. This increase in the average cost of funds responds mainly to a rise in the cost of repurchase agreements of 51 basis points and 71 basis points, respectively, during the second quarter and first six months of fiscal 1998. This cost increase was due to the replacing of 936 repos, which currently represent 31% of Group's total repos portfolio versus 79% a year ago, with higher-cost conventional repos. However, it is important to mention that this increase in costs was in part mitigated by a favorable effect from the Group's interest-hedging activities of $347,000 during the second quarter ended and $706,000 during the six month period ended.

NON-INTEREST INCOME

Table B at page 18 shows the fees and other non-interest income generated by the Group for the second quarter and six months period ended December 31, 1997 and 1996. Non-interest income continues to be a major driver of the Group's earnings improvement as most of its categories exhibited growth in fiscal 1998, with strong results reflected in trust, money management and brokerage fees and mortgage banking activities ( excluding servicing income). Recurring non-interest income for the second quarter of fiscal 1998 the Group totaled $3.6 million, which represents an increase of 7% or $200,000 from the $3.4 million reported in the same period of fiscal 1997. For the six months period ended rose by 20% to $7.7 million from $6.4 million posted the year before.

                               ORIENTAL FINANCIAL GROUP
                               SELECTED FINANCIAL DATA
                                    (IN THOUSANDS)



                                                      SECOND QUARTER ENDED                         SIX MONTHS ENDED
                                                         DECEMBER 31,                                 DECEMBER 31,
                                            ----------------------------------------------------------------------------------
                                              1997           1996               %          1997           1996               %
                                            ------       --------           -----      --------       --------            ----
TABLE B - NON-INTEREST INCOME SUMMARY

BANK SERVICE FEES AND CHARGES               $  968       $  1,291            (25%)     $  1,976       $  2,565            (23%)
TRUST, MONEY MANAGEMENT AND
  BROKERAGE FEES                             1,817          1,551             17%         3,918          3,078             27%
MORTGAGE BANKING ACTIVITIES
  ( EXCLUDING SERVICING INCOME)                623            314             98%         1,438            358            302%
RENT AND OTHER OPERATING INCOME                165            198            (17%)          351            380             (8%)
                                            ------       --------           -----      --------       --------            ----
 RECURRING NON-INTEREST INCOME               3,573          3,354              7%         7,683          6,381             20%
                                            ------       --------           -----      --------       --------            ----

NET GAIN ON SALE OF INVESTMENTS                264            156             69%           375            313             20%
TRADING ACCOUNT INCOME                          58             33             76%           168              3           5500%
SERVICING INCOME                               140            568            (75%)          856          1,088            (21%)
NET GAIN ON SALE OF SERVICING RIGHTS         2,707              -            100%         2,707              -              0%
                                            ------       --------           -----      --------       --------            ----
 NON RECURRING NON-INTEREST INCOME           3,169            757            319%         4,106          1,404            192%
                                            ------       --------           -----      --------       --------            ----

 TOTAL NON-INTEREST INCOME                  $6,742       $  4,111             64%      $ 11,789       $  7,785             51%
                                            ------       --------           -----      --------       --------            ----
                                            ------       --------           -----      --------       --------            ----

TABLE C - NON-INTEREST EXPENSES SUMMARY

COMPENSATION AND BENEFITS                   $3,685       $  3,407              8%      $  7,536       $  6,848             10%
OCCUPANCY AND EQUIPMENT                      1,246          1,061             17%         2,477          2,057             20%
PROFESSIONAL FEES                              314            356            (12%)          653            666             (2%)
ADVERTISING AND PROMOTION                      462            362             28%         1,127            703             60%
REAL ESTATE OWNED EXPENSES                      11             32            (66%)           40             99            (60%)
INSURANCE                                      265            275             (4%)          387            548            (29%)
COMMUNICATIONS                                 328            306              7%           705            566             25%
OTHER OPERATING EXPENSES                     1,099            988             11%         2,211          1,830             21%
                                            ------       --------           -----      --------       --------            ----
TOTAL RECURRING NON-INTEREST EXPENSES        7,410          6,787              9%        15,136         13,317             14%
                                            ------       --------           -----      --------       --------            ----
                                            ------       --------           -----      --------       --------            ----

SAIF ONE-TIME ASSESSMENT                         -              -              0%             -          1,823           (100%)
OTHER NON-RECURRING EXPENSES                    51              -            100%            51              -            100%
                                            ------       --------           -----      --------       --------            ----
                                                51              -            100%            51          1,823            (97%)
                                            ------       --------           -----      --------       --------            ----
TOTAL NON-INTEREST EXPENSES                 $7,461       $  6,787             10%      $ 15,187       $ 15,140              0%
                                            ------       --------           -----      --------       --------            ----
                                            ------       --------           -----      --------       --------            ----

EFFICIENCY RATIO                                                                          52.35%         52.16%
                                                                                       --------       --------
                                                                                       --------       --------

EXPENSE RATIO                                                                              1.22%          1.35%
                                                                                       --------       --------
                                                                                       --------       --------

TABLE C1 - COMPENSATION AND BENEFITS SUMMARY

FIXED COMPENSATION                          $2,146       $  2,038              5%      $  4,368       $  4,189              4%
VARIABLE COMPENSATION                        1,208          1,048             15%         2,513          2,026             24%
OTHER COMPENSATION AND BENEFITS                331            321              3%           655            633              3%
                                            ------       --------           -----      --------       --------            ----
TOTAL NON-INTEREST EXPENSES                 $3,685       $  3,407              8%      $  7,536       $  6,848             10%
                                            ------       --------           -----      --------       --------            ----
                                            ------       --------           -----      --------       --------            ----

COMPENSATION AND BENEFITS COMPOSITION:
FIXED COMPENSATION                              58%            60%                           58%            61%
VARIABLE COMPENSATION                           33%            31%                           33%            30%
OTHER COMPENSATION AND BENEFITS                  9%             9%                            9%             9%
                                            ------       --------                      --------       --------
TOTAL NON-INTEREST EXPENSES                    100%           100%                          100%           100%
                                            ------       --------                      --------       --------
                                            ------       --------                      --------       --------

AVERAGE # OF EMPLOYEES                         387            409                           399            400
                                            ------       --------                      --------       --------
COMPENSATION AND BENEFITS AS A
  PERCENTAGE (%) OF:

TOTAL AVERAGE ASSETS                          1.24%          1.45%                         1.29%          1.49%
                                            ------       --------                      --------       --------
                                            ------       --------                      --------       --------

TOTAL AVERAGE INTEREST-EARNING ASSETS         1.33%          1.57%                         1.40%          1.61%
                                            ------       --------                      --------       --------
                                            ------       --------                      --------       --------


Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, amounted to $968,000 for the second quarter of fiscal 1998, a decrease of 25% when compared to the $1.3 million reported for the second quarter of fiscal 1997. For the six month period ended bank services fees and charges totaled $2 million which represents a decrease of 23% from the $2.6 million posted a year ago. This net decrease was a combination of a decrease in lease handling fees due to weaker a production offset by an increase in fees on deposit accounts as a result of a larger volume of deposit accounts and selected fee increases.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1998. For the second quarter of fiscal 1998 totaled $1.8 million which represents an increase of 17% from the $1.5 million recorded in the same quarter of fiscal 1997 and for the first six months of fiscal 1998 rose 27% to $3.9 million, compared to $3.1 million the year before. These increases were possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary.

Reflecting greater mortgage origination volume and favorable market conditions for the sale of such loans to investors mortgage banking activities (excluding servicing income) rose 98% to $623,000 from $314,000 in fiscal 1997 during the second quarter of fiscal 1998 and for first six months of fiscal 1998 increased 302% to $1.4 million from $358,000 in fiscal 1997.

During this past quarter, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced to others, to Doral Financial Corporation. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential. The gain was used primarily to increase the Group's allowance for loan losses. As result of this sale mortgage servicing income exhibited a decrease of 75% during the past quarter and of 21% for the first six months of fiscal 1998.

Investment securities and trading gains and losses for the second quarter and first six months of fiscal 1998 amounted to $322,000 and $543,000 , respectively, versus $189,000 and $316,000, respectively, in the earlier fiscal year.

NON-INTEREST EXPENSES

As shown on Table C at page 18 recurring non-interest expenses for the second quarter of fiscal 1998 increased 9% to $7.4 million as compared to $6.8 million during the same period of fiscal 1997. For the first six months of fiscal 1998 they increased 14% to $15.1 million from $13.3 million a year ago. The increase results mainly from the expanded push in the retail area and higher outlays for support services as the Group's businesses continue to expand. The efficiency ratio and the expense ratio for the first six months of fiscal 1998 amounted 52.35% and 1.22%, respectively, compared to 52.16% and 1.35%, respectively, the year before.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.7 million for the second quarter of fiscal 1998 , an increase of 8% or $300,000 when compared to the $3.4 million reported for the second quarter of fiscal 1997. For the six month period ended employee compensation and benefits rose by 10% or $700,000 to $7.5 million from $6.8 million a year ago. This growth was driven by a 15% or $160,000 and 24% or $487,000, respectively, increase in variable compensation reflecting the Group's greater use of a variable based compensation structure to compensate for higher productivity and sales efforts and for annual performance merit increases. For the second quarter and first six months of fiscal 1998 variable compensation represented 33% and 33%, respectively, of total compensation versus 31% and 30% , respectively, in fiscal 1997. Compensation and benefits as a percentage of total average assets and average-interest earning assets ratio for the first six months of fiscal 1998 improved to 1.29% and 1.40%, respectively, compared to 1.49% and 1.61%, respectively, the year before. Table C1 at page 18 presents the composition of the Group's employee compensation and benefits at the end of the periods analyzed.

All other recurring non-interest expenses for the second quarter of fiscal 1998 increased 10% to $3.7 million as compared to $3.4 million during the same period of fiscal 1997. For the first six months of fiscal 1998 they increased 17% or $1.1 million to $7.6 million from $6.5 million a year ago. This was led by increases in advertising and promotion of 28% or $100,000 and 60% or $424,000, respectively, and in occupancy and equipment expenses of 17% or $185,000 and 20% or $420,000, respectively. The increase in advertising and promotion resulted mainly from the ongoing campaign to promote the Group's image and the launching of new products and services.
The main contributors in the growth of occupancy and equipment costs were increases in EDP depreciation and property taxes as result of the enhancements the Group has made to its systems to enable the Group to offer new products, expand electronic delivery capabilities and more important improve the customers service delivery.

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

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of fiscal 1998 amounted to $857,000 versus $875,000 in fiscal 1997, resulting in an effective tax rate of 14.1% versus 16.6% for the same quarter of fiscal 1997. For the six months period ended totaled to $1.8 million versus $1.4 million in fiscal 1997. The effective tax rate was 15.2% in fiscal 1998 compared to 15.8% in fiscal 1997. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which is exempt from income taxes, net of the disallowance of expenses attributable to the exempt income. In addition, during 1997 the Group created OBT International Branch to take advantage of additional tax incentives available under the International Banking Center law.

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

PROVISION FOR LOAN LOSSES

For the second quarter of fiscal 1998 the Group provided $ 3.7 million for loan losses compared with $1.2 million for the same period of fiscal 1997, an increase of $2.5 or 208%. For the six month period ended December 31, 1997, the provision for loan losses amounted to $5 million compared with $2.1 million a in the same period the year before. The increase in the provision for fiscal 1998 was primarily due to management's goal of further increasing the Group's ratio of reserves to total loans and non-performing loans as well as to the rise in net charge-off experienced by the Group and current and expected economic conditions.

Net charge-offs for the second quarter and first six months of fiscal 1998 totaled $2 million or 1.42% and $3.3 million or 1.17%, respectively, of average loans, compared to $1.4 million or 0.94% and $2.4 million or 0.79%, respectively, in fiscal 1997. The level of net charge-offs recorded in fiscal 1998 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios.

At December 31, 1997 the Group's allowance for loan losses was $ 7.1 million or 1.26% of total loans. This compares to an allowance for loan losses of $4.7 million or .090% of total loans a year ago. Table D at page 21 sets forth an analysis of the activity in the allowance for loan losses and presents selected loan losses statistics for the quarters and six months periods ended December 31, 1997 and 1996.

The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. In addition, various regulating agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses. Such agencies may require the Group to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current and expected economic conditions, management considers the allowance for loan losses at December 31, 1997 adequate to absorb future losses inherent in the Group's loan portfolio.

                            ORIENTAL FINANCIAL GROUP
                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                     SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                         DECEMBER 31,                DECEMBER 31,
                                                                  ------------------------       -----------------------
                                                                     1997          1996            1997          1996
                                                                  ----------      --------       --------     ----------
TABLE D -ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES
         STATISTICS

BALANCE AT BEGINNING OF PERIOD                                    $   5,454       $  4,627       $  5,408     $    4,496
                                                                  ---------       --------       --------     ----------
PROVIISON FOR LOAN LOSSES                                             3,700          1,200          5,000          2,100
                                                                  ---------       --------       --------     ----------
CHARGE-OFF'S                                                         (2,366)        (1,390)        (4,019)        (2,392)
RECOVERIES                                                              343            215            742            448
                                                                  ---------       --------       --------     ----------
NET CHARGE OFF'S                                                     (2,023)        (1,175)        (3,277)        (1,944)
                                                                  ---------      ---------       --------     ----------
BALANCE AT END OF PERIOD                                          $   7,131       $  4,652       $  7,131     $    4,652
                                                                  ---------      ---------       --------     ----------
CHARGE-OFF'S:

  CONSUMER                                                        $  (1,168)      $   (693)      $ (1,748)    $     (972)
  OVERDRAFT                                                            -              -              -              -
  REAL ESTATE                                                           (50)           (19)          (111)           (19)
  AUTO LEASES                                                          (704)          (512)        (1,602)        (1,022)
  EQUIPMENT LEASES                                                     (386)          (117)          (471)          (327)
  COMMERCIAL AND OTHERS                                                 (58)           (49)           (87)           (52)
                                                                  ---------      ---------       --------     ----------
                                                                     (2,366)        (1,390)        (4,019)        (2,392)
                                                                  ---------      ---------       --------     ----------
RECOVERIES:

  CONSUMER                                                               62             21            138             63
  OVERDRAFT                                                            -                 2              1              8
  REAL ESTATE                                                          -              -              -            -
  AUTO LEASES                                                           189            121            406            252
  EQUIPMENT LEASES                                                       92             64            197            118
  COMMERCIAL AND OTHERS                                                -                 7           -                 7
                                                                  ---------      ---------       --------     ----------
                                                                        343            215            742            448
                                                                  ---------      ---------       --------     ----------
NET CHARGE OFF:

  CONSUMER                                                           (1,106)          (672)        (1,610)          (909)
  OVERDRAFT                                                            -                 2              1              8
  REAL ESTATE                                                          (111)           (19)          (172)           (19)
  AUTO LEASES                                                          (515)          (391)        (1,196)          (770)
  EQUIPMENT LEASES                                                     (294)           (53)          (274)          (209)
  COMMERCIAL AND OTHERS                                                   3            (42)           (26)           (45)
                                                                  ---------      ---------       --------     ----------
                                                                  $  (2,023)     $  (1,175)     $  (3,277)    $   (1,944)
                                                                  ---------      ---------       --------     ----------
LOANS:

OUTSTANDING                                                       $ 566,126      $ 514,551      $ 566,126     $  514,551
                                                                  ---------      ---------       --------     ----------
AVERAGE                                                           $ 568,423      $ 501,354      $ 561,570     $  493,307
                                                                  ---------      ---------      ---------     ----------
RATIOS:

RECOVERIES TO CHARGE-OFF'S                                             14.5%          15.5%          18.5%          18.7%
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------
NET CHARGE-OFF TO AVERAGE LOANS                                        1.42%          0.94%          1.17%          0.79%
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------
PROVISION FOR LOAN LOSSES TO NET CHARGE-OFFS                           1.83           1.02           1.53           1.08
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------
ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                               1.26%          0.90%          1.26%          0.90%
                                                                  ---------      ---------      ---------     ----------
                                                                  ---------      ---------      ---------     ----------

FINANCIAL CONDITION COMMENTS

ASSETS

ASSETS OWNED

Oriental's total assets at December 31, 1997 reached $1.202 billion, an increase of 25% when compared to $966 million at the end of the same quarter of fiscal 1997. Average assets for the first six months of fiscal 1998 were $1.17 billion compared to $922,000 million for fiscal 1997, a 21% gain. Refer to Table E at page 23 for the Group's assets summary.

At December 31, 1997 interest-earning assets amounted to $1.145 billion compared to $909 million the year before. This reflects a growth in all of its categories as investment and trading securities and other interest-earning assets increased 47% or $187,000 to $586 million from $399 million at the end of the first quarter of fiscal 1997 and loans receivable and loans held for sale, net of the allowance for loan losses, exhibited an increase of 10% or $49 million, to $559 million from $510 million the year before.

Oriental's investment and trading securities and other-interest earning assets, the largest component of interest-earning assets, consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is very high quality, approximately 98% is rated AAA at the end of the second quarter of fiscal 1998, and generates a significant amount of tax exempt interest which lowers the Group's effective tax rate. Also during fiscal 1997 the Group formed an International Banking Entity
(IBE) which houses U.S. mortgage-backed securities in a tax-advantaged setting.

The increase of $187 million in investment and trading securities and other-interest earning assets was driven by a strong growth in debt and trading securities of $102 million or 79% to $231 million from $129 million the year before. This was primarily attributable to the significant increase in tax-exempt U.S. government and agency obligations, which picks up a higher after-tax yield since they are exempt from Puerto Rico taxes and have no prepayment or credit risk are an attractive investment for Oriental. Also, an increase mortgage-backed securities of $86 million or 34% to $337 million from $250 million a year ago contributed to the increase in this interest-earning asset component. Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During the first six months of fiscal 1998, Oriental converted $61 million of loans held for sale into mortgage-backed securities. Refer to Table F at page 23 for the Group's investments summary and composition.

Loans are the second largest category of the Group's earning assets but the most profitable. At December 31,1997, total loans were $559 million compared with $510 million at the end of the same quarter of fiscal 1997, for an increase of $49 million or 10%. This rise was led by increases in the real estate and consumer portfolios of $28 million or 34%, and $23 million or 27%, respectively. The growth in Group's loan portfolio was mainly attained due to strong marketing efforts coupled with the launch of new products.

At December 31, 1997 the loan portfolio mix was somewhat similar to the one a year ago as real estate loans represented 50% of the total portfolio, while lease financing were 29%, consumer loans 19%, and commercial loans comprised 2%. This compares with 50%, 31%, 17% and 2%, respectively, at the end of the same period of fiscal 1997 for the same categories. Table G at page 23 presents the composition of the Group's loan portfolio at the end of the periods analyzed.

FINANCIAL ASSETS GATHERED OR MANAGED

As shown on Table H at page 23 Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across its business lines. Total financial assets owned or managed (excluding loans serviced for third parties which were sold on October 1997) increased 27% to $ 2.884 billion at December 31, 1997 from the $ 2.278 billion owned or managed one year ago. As of December 31, 1997, total financial assets consisted of $1.202 billion owned by the Bank, $ 1.121 billion managed by the trust and $561 million gathered by the broker-dealer. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

- GROUP'S OWNED ASSETS - Refer to the section above for detailed information concerning this item.

- TRUST ASSETS MANAGED - Total assets managed by the trust department increased 21% to $1.121 billion at December 31, 1997, up from $927 million reported at the end of the same quarter of fiscal 1997. The most significant assets managed are individual retirement accounts (IRA) which increased to $350 million at the end of the period analyzed from $308 million a year ago. Oriental Trust offers four IRA products: (1) Diversified Growth IRA, a bond and equity unit investment trust, (2) Multi-IRA, a taxable fixed income account, (3) Investors IRA, for which the yield is tied to the performance of the stock market and (4) Guaranteed IRA Exenta, a tax exempt fixed income account. Other assets managed include 401 (K) and Keogh retirement plans, custodian and corporate trust accounts.

- ASSETS GATHERED BY BROKER-DEALER - Since its inception in April 1993, Oriental's broker-dealer subsidiary offers a wide array of investment vehicles to its clients base. Presently these include: - Fixed and Variable Annuities. - Tax-advantaged Fixed Income Securities. - Mutual Funds - Stocks and Bonds. Total assets gathered by the broker-dealer from its customer investment accounts increased by 45% to $561 million from $386 million a year ago.

                           ORIENTAL FINANCIAL GROUP
                           SELECTED FINANCIAL DATA
                                (IN THOUSANDS)

                                        DECEMBER 31,                  DECEMBER 31,                  JUNE 30,
                                           1997                          1996                        1997
                                        ------------                  ------------                -----------
     TABLE E - ASSETS SUMMARY

     INVESTMENTS, TRADING SECURITIES
     AND OTHER INTEREST-EARNING ASSETS  $  585,619                    $  398,713                   $  468,594
     TOTAL LOANS, NET                      558,995                       509,898                      532,970
                                        ----------                    ----------                   ----------
     INTEREST-EARNING ASSETS             1,144,614                       908,611                    1,001,564


     NON INTEREST-EARNING ASSETS            57,931                        57,265                       67,032
                                        ----------                    ----------                   ----------
     TOTAL  ASSETS                      $1,202,545                    $  965,876                   $1,068,596
                                        ----------                    ----------                   ----------
     TABLE F - INVESTMENTS SUMMARY
     AND COMPOSITION

     MORTGAGE-BACKED SECURITIES         $  337,056                    $  250,706                   $  278,349
     DEBT AND TRADING SECURITIES           230,969                       129,391                      151,978
     MONEY MARKET INVESTMENTS AND
     FHLB STOCK                             17,594                        18,616                       38,267
                                        ----------                    ----------                   ----------
     TOTAL INVESTMENT SECURITIES        $  585,619                    $  398,713                   $  468,594
                                        ----------                    ----------                   ----------

     TABLE G - LOANS COMPOSITION SUMMARY
                                                               %                             %                             %
                                                            ------                        ------                       ------
     REAL ESTATE LOANS                     283,181           50.0%       255,407           50.0%      271,249           50.0%
     CONSUMER LOANS                        108,589           19.0%        85,955           17.0%       89,957           17.0%
     COMMERCIAL LOANS                       11,036            2.0%         8,802            1.0%       10,512            2.0%
     CONSTRUCTION LOANS                          -            0.0%           218            0.0%            -            0.0%
     FINANCING LEASES                      163,320           29.0%       164,169           32.0%      166,660           31.0%
                                        ----------          ------    ----------          ------   ----------          ------
     TOTAL LOANS AND LOANS HELD
     FOR SALE                              566,126          100.0%       514,551          100.0%      538,378         100.0%
                                                            ------                        ------                      ------
     ALLOWANCE FOR LOAN LOSSES              (7,131)                       (4,653)                      (5,408)
                                        ----------                    ----------                   ----------
     TOTAL  LOANS, NET                     558,995                       509,898                      532,970
                                        ----------                    ----------                   ----------
     TABLE H - FINANCIAL ASSETS SUMMARY

     TOTAL GROUP ASSETS OWNED           $1,202,600                    $  965,900                   $1,068,600
     TRUST ASSETS MANAGED                1,120,700                       926,700                    1,088,600
     ASSETS GATHERED BY BROKER-DEALER      560,600                       385,800                      524,900
                                        ----------                    ----------                   ----------
     TOTAL FINANCIAL ASSETS BEFORE
     SERVICING                           2,883,900                     2,278,400                    2,682,100
(A)  LOANS SERVICED TO THIRD PARTIES         -                           457,800                      515,700
                                        ----------                    ----------                   ----------
     TOTAL FINANCIAL ASSETS             $2,883,900                    $2,736,200                   $3,197,800
                                        ----------                    ----------                   ----------
(A)  SERVICING WAS SOLD TO A LOCAL
       FINANCIAL INSTITUTION IN OCTOBER 1997.

     TABLE I - NON PERFORMING ASSETS

     REAL ESTATE LOANS                  $    9,035                    $    5,564                   $    5,575
     CONSUMER LOANS                          2,080                         1,715                        2,118
     COMMERCIAL LOANS                          989                           910                          814
     CONSTRUCTION LOANS                      -                               211                          -
     FINANCING LEASES                       10,883                         4,404                        4,778
                                        ----------                    ----------                   ----------
     TOTAL NON ACCRUAL LOANS            $   22,987                    $   12,804                   $   13,285
                                        ----------                    ----------                   ----------
     NON-ACCRUAL LOANS                  $   22,988                    $   12,804                   $   13,285
     REO                                       567                         1,170                          698
     REPO VEHICLES                           1,158                         1,162                        1,253
     REPO EQUIPMENT                            169                           358                          486
                                        ----------                    ----------                   ----------
     TOTAL NON-PERFORMING ASSETS        $   24,882                    $   15,495                   $   15,722
                                        ----------                    ----------                   ----------
                                        ----------                    ----------                   ----------

NON-PERFORMING ASSETS

As shown on Table I at page 23 at December 31,1997 the Group's non-performing assets consist of the sum of non-performing loans, real estate owned and repossessed assets. Detailed information concerning each of the items that comprise non-performing assets follows:

- DELINQUENT REAL ESTATE LOANS - Oriental classifies real estate loans delinquent 90 days or more in non-accruing status. Due to the limited supply of land in Puerto Rico, real estate market values have remained stable. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. The estimated losses have been considered in the determination of the level of allowances for loan losses at December 31,1997. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- DELINQUENT COMMERCIAL BUSINESS LOANS - Commercial business loans are placed on non-accrual basis when they become 90 days past due. The Bank's non-accrual commercial business loans at September 30, 1997 consisted of seventeen loans amounting to $989,000 (average of $58,000), with three loans having balances exceeding $100,000. Of the total balance, $671,000 or 8 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- DELINQUENT FINANCE LEASES - Leases are placed on non-accrual status when they become 90 days past due. At December 31, 1997 Oriental's non-accrual leases consisted of three hundred and sixty-two auto leases amounting to $8.1 million (average of $22,400), and three hundred nineteen equipment leases amounting to $2.7 million (average of $ 8,400), none of the non-accruing leases was over $100,000.

- DELINQUENT CONSUMER LOANS - Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-accrual consumer loans consisted of two hundred and ninety-six loans amounting to $2.1 million (average of $7,095).

- REPOSSESSED ASSETS - Repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At December 31, 1997 the inventory of repossessed automobiles consisted of seventy-two units amounting to $1.2 million (average of $16,700), and the inventory of repossessed equipment consisted of thirty-seven units amounting to $169,000 (average of $4,570).

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

   As shown in Table J at page 25 at December 31, 1997 Oriental's total liabilities reached $1.101 billion, reflecting an increase of $219 million or 25% when compared to $882 million a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.081 billion at December 31, 1997, an increase of $226 million or 26% as compared to $855 million at September 30, 1996. This increase was the result of a growth in deposits and repurchase agreements of 22% or $97 million and 61% or $126 million , respectively.

   Deposits, the largest category of the Group's interest-bearing liabilities and a cost effective source of funding, showed growth in all areas as they increased to $531 million from $434 million at the same date last year, up 22%. This growth was fueled by significant increases in certificate of deposits and IRA accounts of 21% or $60 million and 41% or $24 million, respectively. At the end of the second quarter of fiscal 1998 deposits represented 49% of the Group's funding sources versus 51% the year before.

                           ORIENTAL FINANCIAL GROUP
                           SELECTED FINANCIAL DATA
                                (IN THOUSANDS)

                                       DECEMBER 31,                  DECEMBER 31,                   JUNE 30,
                                          1997                          1996                          1997
                                       ------------                  ------------                 ------------
     TABLE J - LIABILITIES SUMMARY

     DEPOSITS                          $   531,058                     $ 434,376                    $ 497,542
     REPURCASE AGREEMENTS                  330,708                       204,879                      247,915
     OTHER BORROWINGS                      218,978                       216,095                      204,816
                                       ------------                  ------------                    --------
     INTEREST-BEARING LIABILITIES        1,080,744                       855,350                      950,273
                                       ------------                  ------------                    --------
     NON INTEREST-BEARING LIABILITIES       20,509                        26,784                       28,929
                                       ------------                  ------------                    --------
     TOTAL  LIABILITIES                $ 1,101,253                     $ 882,134                    $ 979,202
                                       ------------                  ------------                    --------
     AS A % OF TOTAL INTEREST -
     BEARING LIABILITIES:
     DEPOSITS                                   49%                           51%                          52%
     REPURCASE AGREEMENTS                       31%                           24%                          26%
     OTHER BORROWINGS                           20%                           25%                          22%
                                       ------------                  ------------                    --------
     INTEREST-BEARING LIABILITIES              100%                          100%                         100%
                                       ------------                  ------------                    --------

     TABLE J1 - DEPOSITS SUMMARY

                                                               %                             %                             %
                                                            ------                        ------                        ------
     SAVINGS ACCOUNTS                  $    74,634           14.1%     $  66,721           15.4%    $  72,872           14.6%
     DEMAND AND NOW ACCOUNTS                30,903            5.8%        26,854            6.2%       34,123            6.9%
                                       ---------------------------------------------------------------------------------------
     TOTAL  SAVINGS, DEMAND AND
     NOW ACCOUNTS                          105,537           19.9%        93,575           21.6%      106,995           21.5%
     CERTIFICATES OF DEPOSIT               340,608           64.1%       280,787           64.6%      310,320           62.4%
     IRA ACCOUNTS                           81,463           15.3%        57,606           13.3%       77,516           15.6%
                                       ---------------------------------------------------------------------------------------
     TOTAL DEPOSITS (EXCLUDING
     ACCRUED INTEREST)                     527,608           99.3%       431,968           99.5%      494,831           99.5%
     ACCRUED INTEREST                        3,450            0.7%         2,408            0.5%        2,711            0.5%
                                       ---------------------------------------------------------------------------------------
     TOTAL DEPOSITS                    $   531,058          100.0%     $ 434,376          100.0%    $ 497,542          100.0%
                                       ---------------------------------------------------------------------------------------

     TABLE J2 - OTHER BORROWINGS
       SUMMARY

     FHLB FUNDS                        $   104,200                     $  69,900                    $  89,800
     BONDS PAYABLE                             278                           695                          516
     TERM NOTES                            114,500                       135,500                      114,500
     LINES OF CREDIT                         -                            10,000                        -
                                       ------------                  ------------                    --------
     TOTAL OTHER BORROWINGS            $   218,978                     $ 216,095                    $ 204,816
                                       ------------                  ------------                    --------

     TABLE K - CAPITAL  AND
       CORRESPONDING REGULATORY
       CAPITAL RATIOS (IN PERCENT):

     CAPITAL                           $   101,292                     $  83,742                    $  89,394
                                       ------------                  ------------                    --------
     OUTSTANDING SHARES                      9,970                         9,895                        9,988
                                       ------------                  ------------                    --------
     DIVIDENDS DECLARED                $     2,474                     $   1,979                    $    4,369
                                       ------------                  ------------                    --------

     LEVERAGE CAPITAL                         7.97%                         8.33%                        8.17%
                                       ------------                  ------------                    --------
                                       ------------                  ------------                    --------
     TIER 1 RISK-BASED CAPITAL               18.20%                        18.02%                       17.53%
                                       ------------                  ------------                    --------
                                       ------------                  ------------                    --------
     TOTAL RISK-BASED CAPITAL                19.45%                        19.06%                       18.66%
                                       ------------                  ------------                    --------
                                       ------------                  ------------                    --------

     TABLE L - MARKET PRICES AND
       STOCK DATA

     CLOSING PRICE                        $  29.56                     $   16.70                    $   22.60
     HIGH                                    31.50                         17.60                        22.60
     LOW                                     24.50                         14.60                        18.20
     BOOK VALUE                              10.16                          8.46                         8.95
     DIVIDEND PER SHARE                   $  0.125                     $   0.100                    $   0.120

     PAYOUT RATIO                            24.37%                        23.06%                       24.40%
                                       ------------                  ------------                    --------
                                       ------------                  ------------                    --------
     DIVIDEND YIELD                           1.79%                         2.83%                        2.63%
                                       ------------                  ------------                    --------
                                       ------------                  ------------                    --------

The following provides the high and low prices of the Group's stock for each quarter of the last two fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

-----------------------------            ----------                    ----------                   -----------
     QUARTER ENDED                          HIGH                          LOW                        PER SHARE
-----------------------------            ----------                    ----------                   -----------
     DECEMBER 1997                        $  31.50                      $  24.50                     $  0.125
     SEPTEMBER 1997                          29.70                         22.60                        0.125
     JUNE 1997                               22.60                         18.20                        0.120
     MARCH 1997                              21.60                         16.70                        0.120
     DECEMBER 1996                           17.60                         14.60                        0.100
     SEPTEMBER 1996                       $  13.08                      $  13.00                     $  0.100

LIABILITIES AND CAPITAL

LIABILITIES

At December 31, 1997 the deposits mix was similar to the one the year before as savings, demand and NOW accounts represented 19.9% of the total portfolio, while certificates of deposit were 64.1%, IRA accounts were 15.3%, and accrued interest comprised .07%. This compares with 21.6%, 64.6%, 13.3% and
 .05%, respectively, at the end of the same period of fiscal 1997 for the same categories. Table J1 at page 25 presents the composition of the Group's deposits at the end of the periods analyzed.

In addition to deposits, Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. As of December 31, 1997 repurchase agreements and other borrowings amounted to $331 million and $219 million, respectively, compared to $205 million and $216 million, respectively, at the end of the same quarter of fiscal 1997. A substantial number of these repurchase agreements and borrowings have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in the Note 8 of the attached Group's financial statements.

The increase in repurchase agreements and other borrowings was necessary to fund the increase in interest-earning assets experienced during the period. The increase in other borrowings was mainly due to increases in advances from the Federal Home Bank of New York ( "FHLB-NY") since these advances were often the most available source of funds to the Group. The FHLB system functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. As a member of the of the FHLB-NY the Group can apply for advances from the FHLB-NY secured by the FHLB-NY stock owned by the Group, certain of the Group's mortgages and other assets. Table J2 at page 25 presents the composition of the Group's other borrowings at the end of the periods analyzed.

CAPITAL AND MARKET PRICES, STOCK DATA AND DIVIDENDS

At December 31, 1997 Oriental's total capital increased by $17 million or 21% to $101 million, from $84 million a year ago. This increase was mainly attained through earnings retention and a positive change in the valuation account for investment securities available-for-sale. See pages 1 and 3 of this report for Oriental's capital composition at the end of the period.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. As of December 31, 1997 the Group had a leverage ratio of 7.97%; a Tier 1 risk-based ratio of 18.20%; and a total risk based capital ratio of 19.45% compared to 8.33%, 18.02% and 19.06%, respectively, at the same date in fiscal 1997.

On August 11, 1997, the Group declared a five-for-four (25%) stock split on its 8,054,015 shares of common stock outstanding at September 30, 1997. As a result, 1,910,053 shares of common stock were issued on October 15, 1997 thus increasing shares to 9,965,940.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Refer to table L at page 25 for the high, low and closing prices of the Group's stock for each quarter of the last two fiscal periods. The price per share on the reported last sale price on the NYSE on December, 1997 was $29.56. This represents an increase of 77% from the last sale price a year ago of $ 16.70 already adjusted for the five-for-four (25%) stock split. The book value at December 31, 1997 rose to $10.16 from $8.46 reported at the same date last year.

During the first six months of fiscal 1998, the Group declared dividends amounting to $2.5 million compared to $2 million in fiscal 1996, an increase of $500,000 or 25%. This represents total dividends declared per common share of $0.25 for the first six months of fiscal 1998 versus $0.20 for the same period of fiscal 1997, a 25% increase. The dividend payout ratio and dividend yield for the quarter ended amounted to 24.37% and 1.79%, respectively, compared to 23.06% and 2.83%, respectively, for the same quarter last year.

ASSET / LIABILITY MANAGEMENT

The Group through its Asset and Liability Management Committee (ALCO) has developed policies whose primary goal is to enhance profitability while maintaining an appropriate relationship between the amount of interest-earning assets and interest-bearing liabilities that mature or reprice during the same period. This difference is commonly referred to as a "maturity mismatch" or "gap".

The Group is liability sensitive on a cumulative basis (negative one year gap) due to its fixed rate asset composition being funded with shorter repricing liabilities. However, since the traditional end cap static gap representation does not capture all of the complex factors that influence asset and liability repricings, the Group places greater emphasis on simulation analysis. The Group utilizes different rate and growth scenarios to develop strategies to maintain its net interest income within the prescribed policy limits.

The Group utilizes interest rate swap end cap as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increase in interest rates above the cap vote. (See footnote 8 of the Group's Financial Statements included herein).

The interest rate swap end cap agreements are subject to the risk of non-performance by the counterparty. The Group enters into agreements only with the approved investment grade money center banks and major broker-dealers. The Group has established policies that limit the maximum exposure to any one counterparty. These policies are reviewed by the Board of Directors on a yearly basis. At December 31, 1997, the Group had entered into interest rate swap agreements with ten counterparties.

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  - NONE

ITEM 5.     OTHER INFORMATION

A - YEAR 2000 COMPLIANCE

The Group has a Year 2000 compliance committee that consists of senior management, MIS and internal audit personnel and two outside consultants. This committee has organized a contingency plan to identify and correct all of the Group's computer applications and softwares that were designed and develop without considering the impact of the upcoming change in the century. This process is well under way and managment estimates that the costs of addressing the Year 2000 issues will not exceed $1 million, which includes the salary of employees and proffessional fees to third parties. Management understands that costs will not have a material effect on the Group's financial position or results of operations and that the Group will be in full compliance when the turn of the century arrives.

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

C - EXHIBITS

Exhibits filed as part of this Form 10-Q

  NO.       EXHIBITS                        PAGE
------    -----------------------------    ------
 27.0      Financial Data Schedule           E-1


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORIENTAL FINANCIAL GROUP INC.


DATE:     February 13, 1997        BY:  /S/ JOSE E. FERNANDEZ
      ---------------------             JOSE E. FERNANDEZ
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER



DATE:     FEBRUARY 13, 1997        BY:  /S/  RICARDO N. RAMOS
      ---------------------             RICARDO RAMOS
                                        SENIOR VICE PRESIDENT FINANCE