Form 10-Q
period 1998-03-31
ORIENTAL FINANCIAL GROUP INC
filed 1998-05-14
CIK 1030469

                         SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


             QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                        FOR THE QUARTER ENDED MARCH 31, 1998


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


                           COMMON STOCK ($1.00 PAR VALUE)


                 10,004,478 SHARES OUTSTANDING AS OF MARCH 31, 1998


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
                                          --------       -------

                                 TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
----------------------------------------------------------------------------------
PART - 1
---------

ITEM - 1  FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  AT MARCH 31,
            1998 (UNAUDITED) AND JUNE 30, 1997.                              1

            UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTER
            AND NINE MONTHS PERIOD ENDED  MARCH 31, 1998 AND 1997.           2

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS PERIOD ENDED  MARCH 31, 1998 AND 1997.       3

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            NINE  MONTHS PERIOD ENDED  MARCH 31, 1998 AND 1997.              4

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS             5-11


ITEM - 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         12-27

-----------------------------------------------------------------------------------

PART - 2
--------

ITEM - 1  LEGAL PROCEEDINGS - NONE                                          27

ITEM - 2  CHANGE IN SECURITIES - NONE                                       27

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES - NONE                            27

ITEM - 4  SUBMISSIONS OF  MATTERS TO A  VOTE OF SECURITY HOLDERS - NONE     27

ITEM - 5  OTHER INFORMATION                                                 27

ITEM - 6  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  27

          SIGNATURES                                                        28


                           ORIENTAL FINANCIAL GROUP INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    MARCH 31, 1998 (UNAUDITED) AND JUNE 30, 1997
                                   (IN THOUSANDS)


ASSETS
-------------------------------------------------------------------------------------

                                                             MARCH 31,       JUNE 30,
                                                               1998           1997
                                                             ---------       --------
Cash and due from banks                                      $  13,194      $  12,812
                                                             ---------      ---------
MONEY MARKET INVESTMENTS:
  Securities purchased under agreements to resell                  -           15,000
  Time deposits with other banks                                 3,000          8,000
  Other short-term investments, at cost                          1,548          5,224
                                                             ---------      ---------
    TOTAL MONEY MARKET INVESTMENTS                               4,548         28,224
                                                             ---------      ---------
INVESTMENT SECURITIES AND OTHER INVESTMENTS:
  Trading securities, at market                                 29,835         30,930
  Investment securities available-for-sale, at market          405,896        197,607
  Investment securities held-to-maturity, at cost              190,286        201,790
  Federal Home Loan Bank (FHLB)  stock, at cost                 10,043         10,043
                                                             ---------      ---------
    TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS          636,060        440,370

LOANS:
  Loans held for sale                                           32,661         29,285
  Loans receivable                                             531,888        509,093
                                                             ---------      ---------
    TOTAL LOANS                                                564,549        538,378

  Allowance for loan losses                                     (6,816)        (5,408)
                                                             ---------      ---------
    TOTAL LOANS, NET                                           557,733        532,970
                                                             ---------      ---------
Accrued interest receivable                                     14,744         12,350
Foreclosed real estate, net                                        405            698
Premises and equipment, net                                     19,458         19,378
Other assets, net                                               15,298         21,794
                                                             ---------      ---------
TOTAL ASSETS                                              $  1,261,440   $  1,068,596
                                                             ---------      ---------
                                                             ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------

Deposits                                                    $  551,483     $  497,542
Securities sold under agreements to repurchase                 380,757        247,915
Borrowings under lines of credit                                  -              -
Advances and borrowings from Federal Home Loan Bank             79,000         89,800
Term notes and bonds payable                                   114,649        115,016
Accrued expenses and other liabilities                          31,584         28,929
                                                            ----------     ----------
  TOTAL LIABILITIES                                          1,157,473        979,202
                                                            ----------     ----------
Commitments and contingencies                                     -              -
                                                             ---------      ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued
  Common stock, $1 par value;
    20,000,000 shares authorized; 10,004,478 issued
    and outstanding in March 31,1998 and 7,989,787
    issued and outstanding in June 30,1997.                     10,004          7,990
  Additional paid-in capital                                    27,126         28,631
  Legal surplus                                                  4,429          4,002
  Retained earnings                                             60,902         49,694
  Treasury stock, at cost, 146,500 shares at March 31, 1998
    and 81,200 at June 30, 1997                                 (3,227)        (1,836)
  Unrealized gain on securities available-for-sale,
    net of taxes                                                 4,733            913
                                                            ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY                                   103,967         89,394
                                                            ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY               $  1,261,440   $  1,068,596
                                                            ----------     ----------
                                                            ----------     ----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                           ORIENTAL FINANCIAL GROUP INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE QUARTER AND NINE MONTHS PERIOD ENDED ON MARCH 31, 1998 and 1997
                  (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                                THIRD QUARTER ENDED             NINE MONTHS ENDED
                                                                     MARCH 31,                      MARCH 31,
                                                             ------------------------      ------------------------
                                                                1998           1997            1998         1997
                                                             ---------      ---------      ---------      ---------
INTEREST INCOME:
  Loans                                                      $  15,432      $  14,035      $  44,968      $  40,387
  Mortgage-backed securities                                     6,107          4,387         17,142         12,478
  Investment securities                                          4,277          2,505         11,381          6,993
  Other interest-earning assets                                    263            237            919            780
                                                             ---------      ---------      ---------      ---------
    TOTAL INTEREST INCOME                                       26,079         21,164         74,410         60,638
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
INTEREST EXPENSE:
  Deposits                                                       6,425          5,523         19,177         15,218
  Securities sold under agreements to repurchase                 5,192          2,770         13,747          8,272
  Other borrowed funds and interest rate risk management         3,182          3,191          9,829          9,404
                                                             ---------      ---------      ---------      ---------
    TOTAL INTEREST EXPENSE                                      14,799         11,484         42,753         32,894
                                                             ---------      ---------      ---------      ---------
    NET INTEREST INCOME                                         11,280          9,680         31,657         27,744
                                                             ---------      ---------      ---------      ---------
Provision for loan losses                                        1,900          1,300          6,900          3,400
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
    NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES         9,380          8,380         24,757         24,344
                                                             ---------      ---------      ---------      ---------

NON-INTEREST INCOME:
  Bank service charges and fees                                    861          1,159          2,759          3,725
  Trust, money management and brokerage fees                     1,971          1,839          5,890          4,917
  Mortgage banking activities                                    1,036          1,265          3,406          2,710
  Gain on sale of servicing rights                                 -              -            2,707            -
  Gain on sale of investment securities                            210             71            586            384
  Trading account income                                           139              9            307             12
  Rent and other operating income                                  159            199            509            580
                                                             ---------      ---------      ---------      ---------
    TOTAL NON-INTEREST INCOME                                    4,376          4,542         16,164         12,328
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
NON-INTEREST EXPENSES:
  Compensation and benefits                                      3,579          3,782         11,115         10,630
  Occupancy and equipment                                        1,268          1,083          3,745          3,140
  Professional fees                                                290            485            943          1,151
  Advertising and promotion                                        691            676          1,818          1,379
  Real estate owned expenses                                        16             17             56            116
  Insurance, including deposit insurance                           238            121            625            670
  Communications                                                   326            347          1,031            913
  Other                                                          1,085            845          3,347          2,675
  SAIF one-time capitalization assessment                            -              -              -          1,823
                                                             ---------      ---------      ---------      ---------
    TOTAL NON-INTEREST EXPENSE                                   7,493          7,356         22,680         22,497
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
    INCOME BEFORE INCOME TAXES                                   6,263          5,566         18,241         14,175

Provision for income taxes                                         825            961          2,650          2,321
                                                             ---------      ---------      ---------      ---------
    NET INCOME                                                $  5,438       $  4,605      $  15,591      $  11,854
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Average common shares outstanding                              9,964          9,884          9,939          9,894
  Average common stock equivalents - options                       332            375            336            383
                                                             ---------      ---------      ---------      ---------
    TOTAL                                                       10,296         10,259         10,275         10,277
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
INCOME PER COMMON SHARE
  Basic                                                        $  0.55        $  0.47        $  1.57        $  1.20
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
  Diluted                                                      $  0.53        $  0.45        $  1.52        $  1.15
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ORIENTAL FINANCIAL GROUP INC.
        UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS PERIOD ENDED ON MARCH 31, 1998 AND 1997
                                   (IN THOUSANDS)

                                                                1998           1997
                                                              --------       --------
COMMON STOCK:
  Balance at beginning of period                              $  7,990       $  6,633
  Five-for-four stock split                                      1,910            -
  Six-for-five stock split                                         -            1,318
  Stock options exercised                                          104             85
  Common stock repurchased and retired                             -              (89)
                                                              --------       --------
    BALANCE AT END OF PERIOD                                    10,004          7,947
                                                              --------       --------
                                                              --------       --------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of period                                28,631         31,234
  Five-for-four stock split                                     (1,910)           -
  Six-for-five stock split                                         -           (1,318)
  Stock options exercised                                          405            164
  Common stock repurchased and retired                               -         (1,618)
                                                              --------       --------
    BALANCE AT END OF PERIOD                                    27,126         28,462
                                                              --------       --------
                                                              --------       --------
LEGAL SURPLUS:
  Balance at beginning of period                                 4,002          2,498
  Transfer from retained earnings                                  427          1,083
                                                              --------       --------
    BALANCE AT END OF PERIOD                                     4,429          3,581
                                                              --------       --------
                                                              --------       --------
RETAINED EARNINGS:
  Balance at beginning of period                                49,694         39,005
  Net income                                                    15,591         11,854
  Dividends declared and cash paid on fractional shares         (3,956)        (3,169)
  Transfer to legal surplus                                       (427)        (1,083)
                                                              --------       --------
    BALANCE AT END OF PERIOD                                    60,902         46,607
                                                              --------       --------
                                                              --------       --------
TREASURY STOCK:
  Balance at beginning of period                                (1,836)           -
  Treasury stock purchased                                      (1,391)          (907)
                                                              --------       --------
    BALANCE AT END OF PERIOD                                    (3,227)          (907)
                                                              --------       --------
                                                              --------       --------
UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF TAXES:
  Balance at beginning of period                                   913            533
  Net change in fair value of securities
   available-for-sale, net of taxes                              3,820           (578)
                                                              --------       --------
  BALANCE AT END OF PERIOD                                       4,733            (45)
                                                              --------       --------

TOTAL STOCKHOLDERS' EQUITY                                  $  103,967      $  85,645
                                                              --------       --------
                                                              --------       --------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ORIENTAL FINANCIAL GROUP INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS PERIOD ENDED ON MARCH 31, 1998 AND 1997
                                   (IN THOUSANDS)



                                                                1998           1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                   $  15,591      $  11,854
                                                           -----------    -----------
                                                           -----------    -----------
Adjustments to reconcile net income to net cash
 (used in) operating activities:
  Amortization of deferred loan origination fees and costs      (2,764)        (2,499)
  Amortization of premiums and accretion of discounts
    mortgage-backed and investment securities                      761            307
  Depreciation and amortization of premises and equipment        1,815          1,629
  Provision for loan losses                                      6,900          3,400
  Gain on sale of available-for-sale securities                   (586)          (384)
  Gain on sale of servicing rights                              (2,707)           -
  Mortgage banking activities                                   (2,550)        (2,710)
  Decrease (increase) in trading securities                      1,095        (20,298)
  Increase in accrued interest receivable                       (2,394)        (2,377)
  Increase in other assets                                      (2,652)        (4,005)
  Decrease in accrued expenses and liabilities                   1,128          1,862
                                                           -----------    -----------
    TOTAL ADJUSTMENTS                                           (1,954)       (25,074)
                                                           -----------    -----------
                                                           -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES                       13,637        (13,220)
                                                           -----------    -----------
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease in securities purchased under agreements to
   resell                                                       15,000         (2,871)
  Purchases of investment securities available-for-sale       (181,806)       (49,508)
  Sales of  investment securities available-for-sale            31,103        108,957
  Maturities of  investment securities available-for-sale       23,580            430
  Purchases of investment securities held-to-maturity             (914)       (30,544)
  Maturities and redemptions of  investment securities
   held-to-maturity                                             12,175          5,768
  Purchases of Federal Home Loan Bank Stock                          -         (2,392)
  Net origination of loans                                    (134,565)      (134,334)
  Proceeds from sale of loans                                   32,504            -
  Proceeds from sale of servicing assets                        11,855            -
  Capital expenditures                                          (1,895)        (2,638)
                                                           -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES                  $  (192,963)   $  (107,132)
                                                           -----------    -----------
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in:
    Deposits                                                 $  53,941      $  84,913
    Securities sold under agreements to repurchase             132,842        (16,138)
    Borrowings under lines of credit                                 -        (10,000)
    Advances and borrowings from FHLB                          (10,800)        32,100
  Issuance of term notes                                             -         60,000
  Payment of term notes                                              -        (13,000)
  Principal payments of bonds payable                             (367)          (349)
  Proceeds from exercise of stock options                          509            249
  Repurchase of common stock and purchases of treasury stock    (1,391)        (2,614)
  Dividends and cash paid on fractional shares                  (3,702)        (3,169)
                                                           -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  171,032        131,992
                                                           -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (8,294)        11,640

Cash and cash equivalents at beginning of period                26,036         16,955
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  17,742      $  28,595
                                                           -----------    -----------
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS INCLUDE:

  Cash and due from banks                                    $  13,194      $  15,552
  Time deposits with other banks                                 3,000         13,000
  Other short-term investments                                   1,548             43
                                                           -----------    -----------
                                                             $  17,742      $  28,595
                                                           -----------    -----------
                                                           -----------    -----------

SUPPLEMENTAL DISCLOSURE AND SCHEDULE OF
 NONCASH ACTIVITIES:

  Interest paid                                              $  40,600      $  31,400
                                                           -----------    -----------
                                                           -----------    -----------

  Income taxes                                                   1,516          3,800
                                                           -----------    -----------
                                                           -----------    -----------

  Real estate foreclosed as payment of loans                       974          1,271
                                                           -----------    -----------
                                                           -----------    -----------

  Real estate loans securiticized into mortgage-backed
   securities                                                $  76,100      $  90,500
                                                           -----------    -----------
                                                           -----------    -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           ORIENTAL FINANCIAL GROUP INC.

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1997 contained in Oriental's annual report. Certain reclassifications have been made to the March 31, 1997 and June 30, 1997 consolidated financial statements to conform with the presentation of the current period consolidated financial statements.

In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and June 30, 1997 as well as the results of operations and cash flows for the nine months ended March 31, 1998 and March 31, 1997. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NATURE OF OPERATIONS:
------------------------------

The Group was incorporated on January 24,1997 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Oriental Bank and Trust (the "Bank"). As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company.

The Group provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and seventeen branches located throughout Puerto Rico. The Bank directly or through its broker-dealer subsidiary, Oriental Financial Services Corp., offers commercial and consumer leasing, consumer lending, investment, money management and brokerage services, corporate and individual trust services and mortgage lending.

NOTE 3 - INCOME PER COMMON SHARE:
---------------------------------

Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") became effective for the Group as of December 31, 1997. Earnings per share for all periods presented in the Consolidated Statement of Income are computed in accordance with the provisions of this statement which replaces the presentation of primary earnings per share with the presentation of basic earnings per share and requires the dual presentation of basic and diluted earnings per share computation on the face of the income statement for all entities with complex capital structures. SFAS 128 also requires the reconciliation of the numerator and denominator of the basic and diluted earnings per share computation and the restatement of earnings per share for all periods presented in the Group's financial statements.

Basic income per common share is calculated by dividing net income by the weighted average of common shares outstanding after giving retroactive effect to common stock dividends and splits. Diluted earnings per share includes the effect of common stock equivalents for the Group. The only potentially dilutive securities that are outstanding are the stock options outstanding under Oriental's stock option plan for officers and employees. The number of options assumed to be exercised is computed using the Treasury Stock Method. The computation of the basic earnings per share and diluted earnings per share is presented in the face of the Consolidated Statement of Income.

NOTE  4 - INVESTMENT SECURITIES:
--------------------------------

Oriental classifies its investments in debt and equity securities into one of the following three categories:

 - HELD-TO-MATURITY: Debt securities for which the Group has the positive intent and ability to hold to maturity are carried at amortized cost.
   This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost. Premium is the excess of cost over the face value of the security. The Group may not sell or transfer held-to-maturity without calling into question its intent to hold other debt securities to maturity, unless a non-recurring or unusual event that could not have been reasonably anticipated occurred.

 - TRADING: Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are carried at estimated fair value with realized and unrealized changes in market value recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue arising from trading instruments are included in the statement of income as part of net interest income rather than in the trading profit or loss account.

 - AVAILABLE-FOR-SALE: Debt and equity securities which may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are included in this category. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes as a separate component of stockholders' equity.

The amortization of premiums is deducted and the accretion of discounts is added to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statement of income. Cost of securities is determined on the specific identification method.

TRADING SECURITIES:
-------------------

The fair value of trading securities is based on quoted market prices. At March 31, 1998, the Group's trading portfolio was comprised primarily of securities collateralized by real estate assets located in Puerto Rico or issued by U.S. government entities with an amortized cost and fair market value of $29,835,000 and $29,652,000, respectively, and with gross unrealized gains and gross unrealized losses of $183,000 and $0, respectively. At such date the trading portfolio's weighted average yield was 6.52%

At June 30, 1997, the amortized cost and fair market value of securities held for trading was $30,909,000 and $30,930,000, respectively, with gross unrealized gains and gross unrealized losses of $41,400 and $19,800, respectively. At such date the weighted average yield of the trading portfolio was 6.27%

FEDERAL HOME LOAN BANK STOCK:
-----------------------------

At December 31, and June 30, 1997 there was an investment in Federal Home Loan Bank (FHLB) of New York Stock with a book and fair value of $10,043,000 and $10,043,000, respectively. The fair value of such investment is its redemption value.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
-----------------------------------------

The estimated fair value of investment securites available-for-sale is based on quoted market quotes. The amortized cost, estimated fair value, and weighted average yield of debt and equity securities available-for-sale by category at March 31,1998 and June 30,1997 are as follows:


                                                     MARCH 31, 1998                                JUNE 30, 1997
                                        ----------------------------------------     ----------------------------------------
                                         AMORTIZED           FAIR       WEIGHTED      AMORTIZED           FAIR       WEIGHTED
                                              COST          VALUE      AVE_YIELD           COST          VALUE      AVE_YIELD
                                        ----------------------------------------     ----------------------------------------
UNITED STATES GOVERNMENT OBLIGATIONS:   $  222,827     $  227,785          6.56%     $  110,186     $  110,632          6.77%
                                        ----------     ----------          -----     ----------     ----------          -----

PUERTO RICO GOVERNMENT OBLIGATIONS:         27,322         27,187          7.82%         34,091         34,277          7.60%
                                        ----------     ----------          -----     ----------     ----------          -----

MORTGAGE-BACKED SECURITIES:
   GNMA                                     43,281         43,795          6.68%         41,620         42,178          6.91%
   FNMA                                     87,436         88,103          7.17%              -              -            -
   FHLMC                                    18,666         18,960          7.00%         10,438         10,454          7.39%
MORTGAGE PASS-THROUGH CERTIFICATES              53             66          7.69%             54             66          7.69%
                                        ----------     ----------          -----     ----------     ----------          -----
                                        $  149,436     $  150,924          7.01%      $  52,112      $  52,698          6.90%
                                        ----------     ----------          -----     ----------     ----------          -----
                                        $  399,585     $  405,896          6.81%     $  196,389     $  197,607          6.94%
                                        ----------     ----------          -----     ----------     ----------          -----
                                        ----------     ----------          -----     ----------     ----------          -----


The amortized cost and estimated fair value of available-for-sale securities at the end of the periods above, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             MARCH 31, 1998                                 JUNE 30, 1997
                                        -------------------------                    -------------------------
                                         AMORTIZED        FAIR                        AMORTIZED        FAIR
                                           COST           VALUE                         COST           VALUE
                                        ----------     ----------                    ----------     ----------
DUE WITHIN ONE YEAR                     $    3,112     $    3,176                    $     -        $     -
DUE FROM ONE TO FIVE YEARS                  51,618         52,501                        68,475         68,775
DUE FROM FIVE TO TEN YEARS                 170,236        174,223                        48,136         48,242
DUE OVER TEN YEARS                         174,619        175,996                        79,778         80,590
                                        ----------     ----------                    ----------     ----------
                                        $  399,585     $  405,896                    $  196,389     $  197,607
                                        ----------     ----------                    ----------     ----------
                                        ----------     ----------                    ----------     ----------


Available-for-sale securities due over ten years includes a AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of approximately $27 million which commenced paying down principal in august 1994 and is expected to be fully collected by 1998.

The following table sets forth a summary of Oriental's unrealized gains and losses at the periods analyzed above:


                                                      MARCH 31, 1998                                JUNE 30, 1997
                                        ------------------------------------------   ------------------------------------------
                                          GROSS          GROSS            NET           GROSS          GROSS            NET
                                        UNREALIZED     UNREALIZED     UNREALIZED     UNREALIZED     UNREALIZED     UNREALIZED
                                          GAINS         LOSSES       GAIN / (LOSS)      GAINS         LOSSES      GAIN / (LOSS)
                                        ------------------------------------------   ------------------------------------------
UNITED STATES GOVERNMENT OBLIGATIONS:     $  5,249        $  (291)      $  4,958         $  446           $  -         $  446
                                          --------        -------       --------         ------           ----         ------
PUERTO RICO GOVERNMENT OBLIGATIONS:              -           (135)          (135)           186              -            186
                                          --------        -------       --------         ------           ----         ------
MORTGAGE-BACKED SECURITIES:
   GNMA                                        586            (72)           514            558              -            558
   FNMA                                        718            (51)           667              -              -            -
   FHLMC                                       294              -            294             16              -             16
MORTGAGE PASS-THROUGH CERTIFICATES              13              -             13             12              -             12
                                          --------        -------       --------         ------           ----         ------
                                          $  1,611        $  (123)      $  1,488         $  586           $  -         $  586
                                          --------        -------       --------         ------           ----         ------
                                          $  6,860        $  (549)      $  6,311       $  1,218           $  -       $  1,218
                                          --------        -------       --------         ------           ----         ------
                                          --------        -------       --------         ------           ----         ------


The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized during the first nine months of fiscals 1998 and 1997 are shown in the next table ( in thousands).


                                                               1998            1997
                                                            ---------         ------
Proceeds from sales of  available-for-sale securities       $  31,103         $  384
                                                            ---------         ------
                                                            ---------         ------
Gross realized gains                                        $     878         $  480
Gross realized losses                                            (292)           (96)
                                                            ---------         ------
Gain on sale of investment securities available-for-sale    $     586         $  384
                                                            ---------         ------
                                                            ---------         ------

INVESTMENT SECURITIES HELD-TO-MATURITY:
---------------------------------------

The estimated fair value of investment securites held-to-maturity is based on quoted market quotes. The amortized cost, estimated fair value, and weighted average yield of debt securities held-to-maturity by category at March 31,1998 and June 30,1997 are as follows:

                                                   MARCH 31, 1998                                JUNE 30, 1997
                                        ----------------------------------------     ----------------------------------------
                                         AMORTIZED        FAIR         WEIGHTED      AMORTIZED         FAIR         WEIGHTED
                                           COST           VALUE        AVE_YIELD       COST            VALUE        AVE_YIELD
                                        ----------------------------------------     ----------------------------------------
PUERTO RICO GOVERNMENT OBLIGATIONS:          3,578          3,608          7.40%          3,586          3,608          7.40%
                                        ----------     ----------         ------     ----------     ----------         ------
                                        ----------     ----------         ------     ----------     ----------         ------
MORTGAGE-BACKED SECURITIES:
   GNMA                                    139,702        140,703          6.92%        149,275        149,081          6.91%
   FNMA                                     39,310         40,173          7.29%         38,439         38,650          7.29%
   FHLMC                                     5,056          5,195          8.25%          7,205          7,369          8.02%
MORTGAGE PASS-THROUGH CERTIFICATES           2,640          3,218         14.62%          3,285          3,735         14.62%
                                        ----------     ----------         ------     ----------     ----------         ------
                                        $  186,708     $  189,289          7.14%     $  198,204     $  198,835          7.15%
                                        ----------     ----------         ------     ----------     ----------         ------
                                        ----------     ----------         ------     ----------     ----------         ------
                                        $  190,286     $  192,897          7.15%     $  201,790     $  202,443          7.16%
                                        ----------     ----------         ------     ----------     ----------         ------
                                        ----------     ----------         ------     ----------     ----------         ------


The amortized cost and estimated fair value of held-to-maturity securities at the end of the periods above, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             MARCH 31, 1998                                 JUNE 30, 1997
                                        -------------------------                    -------------------------
                                         AMORTIZED        FAIR                        AMORTIZED        FAIR
                                           COST           VALUE                         COST           VALUE
                                        -------------------------                    -------------------------
DUE WITHIN ONE YEAR                     $     -        $     -                       $     -        $     -
DUE FROM ONE TO FIVE YEARS                   1,146          1,159                           261            261
DUE FROM FIVE TO TEN YEARS                  12,442         12,654                         4,298          4,366
DUE OVER TEN YEARS                         176,698        179,084                       197,231        197,816
                                        ----------     ----------                    ----------     ----------
                                        $  190,286     $  192,897                    $  201,790     $  202,443
                                        ----------     ----------                    ----------     ----------
                                        ----------     ----------                    ----------     ----------


Held-to-maturity securities due over ten years includes approximately $83 million of the short end of certain Puerto Rico GNMA tax exempt serial certificates with an average expected life of 4 to 6 years.

The following table sets forth unrealized gains and losses in the periods analyzed above:


                                                      MARCH 31, 1998                                 JUNE 30, 1997
                                         ---------------------------------------       --------------------------------------
                                           GROSS           GROSS        NET              GROSS          GROSS        NET
                                         UNREALIZED     UNREALIZED   UNREALIZED        UNREALIZED     UNREALIZ    UNREALIZED
                                           GAINS          LOSSES    GAIN / (LOSS)         GAINS          LOSSES   GAIN / (LOSS)
                                         ---------------------------------------       --------------------------------------
PUERTO RICO GOVERNMENT OBLIGATIONS:             30              -             30             22              -             22
                                          --------        -------       --------       --------        -------         ------
                                          --------        -------       --------       --------        -------         ------
MORTGAGE-BACKED SECURITIES:
   GNMA                                      1,261           (260)         1,001            332           (526)          (194)
   FNMA                                        926            (63)           863            305            (94)           211
   FHLMC                                       139              -            139            164              -            164
MORTGAGE PASS-THROUGH CERTIFICATES             578              -            578            450              -            450
                                          --------        -------       --------       --------        -------         ------
                                          $  2,904        $  (323)      $  2,581       $  1,251        $  (620)        $  631
                                          --------        -------       --------       --------        -------         ------
                                          $  2,934        $  (323)      $  2,611       $  1,273        $  (620)        $  653
                                          --------        -------       --------       --------        -------         ------
                                          --------        -------       --------       --------        -------         ------

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
--------------------------------------------------------

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, tourism, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and auto finance leases. The composition of the loan portfolio at March 31,1998, and June 30, 1997 was as follows (in thousands):


                                                             31-MAR-98      30-JUN-97
                                                           -------------  ------------
LOANS SECURED BY REAL ESTATE:
     Residential                                            $  236,658     $  225,382
     Commercial                                                  8,167          9,087
     Home equity loans                                           3,358          5,436
     Construction, land acquisition and land improvements        3,220          4,391
                                                            ----------     ----------
                                                               251,403        244,296
     Less: net deferred loan fees and servicing rights sold       (861)          (239)
     Less: undisbursed portion of loans in process              (2,747)        (2,093)
                                                            ----------     ----------
     Loans secured by real estate, net                         247,795        241,964
                                                            ----------     ----------
                                                            ----------     ----------
OTHER LOANS:
     Commercial loans                                           10,571         10,512
     Auto loans                                                  8,775         14,882
     Personal loans                                            102,929         69,773
     Personal lines of credit                                    6,423          5,190
     Cash collateral loans                                       2,548          2,827
     Financing leases                                          187,593        205,077
                                                            ----------     ----------
                                                               318,839        308,261
     Less: unearned interest                                   (34,746)       (41,131)
                                                            ----------     ----------
     Other loans, net                                          284,093        267,130
                                                            ----------     ----------

Loans receivable                                               531,888        509,093
Allowance for loan losses                                       (6,816)        (5,408)
                                                            ----------     ----------
LOANS RECEIVABLE, NET                                          525,072        503,685
Loans held for sale                                             32,661         29,285
                                                            ----------     ----------
TOTAL LOANS,NET                                             $  557,733     $  532,970
                                                            ----------     ----------
                                                            ----------     ----------

The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Group measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or
the fair value of the collateral, if the loan is collateral dependent.   All
loans are evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment, leases and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment. Over 95% of the group's loan portfolio is composed of smaller homogenous loans which are evaluated collectively for impairment. Accordingly, the balance of impaired commercial loans and leases at March 31, 1998 and 1997 and their average for the nine months period ended is not significant.

Refer to Table I at page 23 of the management's discussion and analysis of financial condition and results of operations for the changes in the allowance for loan losses for the quarter and nine months period ended March 31, 1998 and 1997.

NOTE 6 - ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK:
-----------------------------------------------------------------

At March 31, 1998 and June 30, 1997 advances and borrowings from the Federal Home Loan Bank of New York (FHLB) consist of the following (in thousands):


TYPE        MAR. 31,       JUNE 30,   MATURITY DATE              INTEREST RATE DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
ADVANCE         $  -        $15,000   JULY 1997                  Fixed -  5.79%
ADVANCE            -         15,000   AUGUST 1997                Fixed -  5.80%
ADVANCE            -         10,000   NOVEMBER 1997              Floating due quarterly  - 5.25% at 6/30/97
ADVANCE            -         10,000   FEBRUARY 1998              Floating due monthly  -  5.48% at 6/30/97
ADVANCE            -         13,800   OVERNIGHT LINE OF CREDIT   Floating due daily  - 6.38 at 6/30/97
ADVANCE       15,000              -   ABRIL 1998                 Fixed -  5.64%
ADVANCE       10,000              -   SEPTEMBER 1999             Fixed -  5.71%
ADVANCE       10,000              -   SEPTEMBER 1999             Fixed -  5.85% - Callable September 1998
ADVANCE       20,000              -   OCTOBER 2002               Fixed - 5.42%  - Callable October 1998
BORROWING          -         12,000   SEPTEMBER 1997             Fixed -  6.04%
BORROWING     14,000         14,000   JULY 1998                  Fixed -  6.28 %
BORROWING     10,000              -   SEPTEMBER 1999             Fixed -  6.03%  - Callable March 1999
           ------------------------
              79,000        $89,800
           ------------------------
           ------------------------

Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. The floating rate advances are considered generally hedged through the overall interest rate risk management process discussed in note 8.

NOTE  7 - TERM NOTES AND BONDS PAYABLE:
---------------------------------------

At March 31, 1998 and June 30, 1997 Term Notes and Bonds Payable consist of the following ( in thousands):


TYPE        MAR. 31,       JUNE 30,   MATURITY DATE              INTEREST RATE DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
TERM NOTE   $  8,000       $  8,000   OCTOBER 1998               Fixed - 4.81%  (b)
TERM NOTE     10,000         10,000   DECEMBER 1999              Floating due quarterly - 4.77% at  3/31/98 (a) (c)
TERM NOTE     10,000         10,000   JANUARY 2000               Floating due quarterly - 4.77% at 3/31/98  (a) (c)
TERM NOTE      6,500          6,500   DECEMBER 2000              Floating due quarterly - 4.78% at 3/31/98  (b) (c)
TERM NOTE     20,000         20,000   MARCH 2001                 Floating due quarterly - 5.24% at 3/31/98  (b) (c)
TERM NOTE     10,000         10,000   SEPTEMBER 2001             Floating due quarterly - 5.57% at 3/31/98  (b) (c)
TERM NOTE     30,000         30,000   SEPTEMBER 2001             Floating due quarterly - 5.34% at 3/31/98  (b) (c)
TERM NOTE      5,000          5,000   DECEMBER 2001              Floating due quarterly - 4.73% at 3/31/98  (b) (c)
TERM NOTE     15,000         15,000   MARCH 2007                 Floating due quarterly - 5.40% at 3/31/98  (b) (c)
BOND             149            516   APRIL 2008                 Fixed  - 8.38% (d)
            -----------------------
            $114,649       $115,016
            -----------------------
            -----------------------


(A) - GUARANTEED BY LETTERS OF CREDIT FROM THE FLHB.

(B) - COLLATERALIZED WITH U.S. GOVERNMENT SECURITIES AND/OR MORTGAGE-BACKED SECURITIES.

(C) - THE FLOATING RATE NOTES ARE CONSIDERED GENERALLY HEDGED THROUGH THE OVERALL INTEREST RATE RISK MANAGEMENT PROCESS DISCUSSED IN NOTE 8.

(D) - COLLATERIZED WITH FHLMC CERTIFICATES.

NOTE  8- INTEREST RATE RISK MANAGEMENT:
---------------------------------------

INTEREST RATE SWAP AGREEMENTS:
------------------------------

The following table indicates the types of swaps used and their terms at March 31, 1998 (in thousands):


     Pay fixed swaps - notional amount              $305,000
     Weighted average pay rate - fixed                 5.79%
     Weighted average receive rate - floating          5.32%
     Maturity (in months)                            1 to 26
     Floating rate - percent of LIBOR             84 to 100%


The agreements were signed to convert short term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. At March 31, 1998, interest rate swap maturities by fiscal year are as follows (in thousands):


                 YEAR ENDING JUNE 30,                AMOUNT
                 --------------------             -----------
                          1998                     $  55,000
                          1999                       180,000
                          2000                        70,000
                                                  ----------
                                                  $  305,000
                                                  ----------
                                                  ----------

The following table summarizes the changes in notional amounts of swaps outstanding during the first nine months of fiscal 1998 (in thousands):


Balance at beginning of period                    $  370,000
New swaps                                             55,000
Maturities                                          (120,000)
                                                 -----------
Balance at end of period                          $  305,000
                                                 -----------
                                                 -----------


INTEREST RATE PROTECTION AGREEMENTS (CAPS):

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The following table indicates the agreements outstanding at March 31, 1998 (in thousands):

     Cap agreements - notional amount               $120,000
     Cap rate                                  6.00 -  6.50%
     Current 90 day LIBOR                              5.72%
     Maturity (in months)                            6 to 12


S&P INTEREST RATE  SWAP:
------------------------

In January 1994, the Group introduced new certificates of deposit called Investors' CD and Investors' IRA which have their yields tied to the performance of a stock market index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group has entered into interest rate swap/hedge agreements with a notional amount of $38,632,000 with major money center banks to manage the Investors' CD and IRA exposure to the stock market. Under the terms of the agreements, Oriental will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment. At March 31, 1998 total Investors' CD and IRA deposits amounted to $39,619,000.

                           ORIENTAL FINANCIAL GROUP INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW SUMMARY
------------------------

Oriental Financial Group reported an increase of 18% in net income for the third quarter of fiscal 1998. The Group's net income for the third quarter ended on March 31, 1998 increased to $5.4 million or $.53 per share from $4.6 million or $.45 per share in the same period of fiscal 1997. All per share figures have been retroactively adjusted for the five-for-four (25%) stock split on common stock distributed on October 15, 1997.

The Group's net income for the first nine months of fiscal 1998 increased 32% to $15.6 million or $1.52 per share versus $11.9 million or $1.15 per share reported a year ago. Net income for fiscal 1997 includes a SAIF $1.3 million one-time industry wide assessment. Excluding SAIF, net income for the nine-month period increased 18% from $13.2 million or $1.28 per share in the same period the year before. The Group's earnings growth reflects increases in both interest income and non-interest income, driven by a solid growth in interest-earning assets and strong performances by mortgage banking
activities  and trust, money management and brokerage fees.   Annualized
return on assets and return on equity for the first nine months of fiscal 1998 were 1.73% and 21.04% respectively, compared to 1.85% and 21.10% for the first nine months of fiscal 1997.

Oriental 's diversified asset base continued to experience a favorable growth that contributed in large measure to income expansion across its business lines. At March 31, 1998, total financial assets owned or managed (excluding loans serviced for third parties sold on October 1997) increased 32% to $ 3.2 billion from the $ 2.4 billion owned or managed one year ago. Total financial assets consisted of $1.26 billion owned by the Bank, $1.24 billion managed by the trust and $686 million gathered by the broker-dealer at March 31, 1998.

For the third quarter of fiscal 1998 mortgage banking activities (excluding servicing income) increased 62% to $1 million compared to $638,000 for the same period fiscal 1997. Trust, money management and brokerage fees increased by 7% to $2 million, compared to $1.8 million in the same quarter of fiscal 1997. Bank services fees and charges and other income amounted to $1 million, compared to $1.3 million in fiscal 1997, a decrease of 25%. Thie decline was attributable to a decrease in the Group's leasing's lending activity.

For the first nine months of fiscal 1998 trust, money management and brokerage fees increased 18% to $5.9 million, compared to $4.9 million the year before. Mortgage banking activities (excluding servicing income) increased 156% to $2.6 million, compared to $1 million for the same period a year ago. Bank services fees and charges and other income amounted to $3.3 million, compared to $4.3 million in fiscal 1997, a decrease of 24%, reflecting reduced leasing loan volumes.

Net interest income for the third quarter of fiscal 1998 rose 17% to $11.3 million versus $9.7 million reported in the same period of fiscal 1997. For the nine months period ended net interest income increased 14% to $31.7 million from $27.7 million reported in the same period a year ago. The improvement was achieved through the growth in the Group's loan and securities portfolios. Average interest-earning assets for the third quarter of fiscal 1998 reached $1.2 billion an increase of 21% compared with $923 million for the same quarter of fiscal 1997. For the nine months period average interest-earning assets grew 27% to $ 1.1 billion from $875 million a year ago.

For the third quarter of fiscal 1998 the Group provided $ 1.9 million for loan losses compared with $1.3 million for the same period of fiscal 1997. For the first nine months of fiscal 1998 the provision for loan losses amounted to $6.9 million compared with $3.4 million a in the same period the year before. At March 31, 1998 the Group's allowance for loan losses amounted to $6.8 million or 1.21% of total loans versus $4.8 million or
 .091% of total loans a year ago. The higher provision for fiscal 1998 was primarily due to Management's goal of further increasing the Group's ratio of reserves to total loans and non-performing loans, as well as to respond to the rise in net charge-offs experienced by the Group and to current and expected economic conditions.

Recurring non-interest expenses for the third quarter of fiscal 1998 increased 2% to $7.5 million as compared to $7.4 million during the same period of fiscal 1997. For the first nine months of fiscal 1998 they increased 9% to $22.5 million from $20.6 million a year ago. The efficiency ratio and the expense ratio for the first nine months of fiscal 1998 improved to 50.99% and 1.20%, respectively, from 52.59% and 1.29%, respectively, the year before.

Oriental's total bank assets at March 31, 1998 reached $1.26 billion, an increase of 23% when compared to $1.02 billion at the end of the same period of fiscal 1997. This resulted from the growth in investment and trading securities of $207 million or 48%, to $641 million from $434 million a year ago, and loans receivable and loans held for sale, net of the allowance for loan losses, of $37 million, or 7%, from $521 million at March 31, 1997 to $558 million at March 31, 1998.

                              ORIENTAL FINANCIAL GROUP

                                FINANCIAL HIGHLIGHTS

                      IN THOUSANDS (EXCEPT FOR PER SHARE DATA)

                                                                ---------------------------
                                                                           FISCAL
                                                    PERCENT     ---------------------------
                                                    INCREASE
                                                   (DECREASE)        1998           1997
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
PERIOD END BALANCES:
-------------------------------------------------------------------------------------------

TOTAL BANK ASSETS                                        23%      1,261,500      1,022,400
TRUST ASSETS MANAGED                                     28%      1,242,900        970,000
ASSETS GATHERED BY BROKER AND DEALER                     59%        686,000        430,800
                                                    --------      ---------      ---------
TOTAL FINANCIAL ASSETS (EXCLUDING SERVICING)             32%      3,190,400      2,423,200
LOANS SERVICED TO THIRD PARTIES                        (100%)             -        472,600
                                                    --------      ---------      ---------
TOTAL FINANCIAL ASSETS                                   10%      3,190,400      2,895,800
                                                    --------      ---------      ---------
INTEREST-EARNING ASSETS                                  25%   $  1,198,341     $  955,628
                                                    --------      ---------      ---------
INTEREST-BEARING LIABILITIES                             24%      1,125,889        907,884
                                                    --------      ---------      ---------
TOTAL LIABILITIES                                        24%      1,157,473        936,716
                                                    --------      ---------      ---------
CAPITAL                                                  21%     $  103,967      $  85,644
                                                    --------      ---------      ---------
------------------------------------------------------------------------------------------
OPERATING RESULTS:
------------------------------------------------------------------------------------------

INTEREST INCOME                                          23%      $  74,410      $  60,638
INTEREST EXPENSE                                         30%         42,753         32,894
                                                    --------      ---------      ---------
 NET INTEREST INCOME                                     14%         31,657         27,744
PROVISION FOR LOAN LOSSES                               103%          6,900          3,400
                                                    --------      ---------      ---------
 NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                             2%         24,757         24,344
                                                    --------      ---------      ---------
BANK SERVICE CHARGES AND FEES AND OTHER INCOME          (24%)         3,268          4,305
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES               20%          5,890          4,917
MORTAGE BANKING ACTIVITIES                               26%          3,406          2,710
GAIN ON SALE OF SERVICING RIGHTS                        100%          2,707            -
NET GAIN ON SALE OF INVESTMENT SECURITIES               126%            893            396
NON-INTEREST EXPENSES                                    10%         22,680         20,674
SPECIAL  SAIF ONE-TIME CAPITALIZATION ASSESSMENT       (100%)             -          1,823
                                                    --------      ---------      ---------
 NET INCOME BEFORE INCOME TAXES                          29%         18,241         14,175
PROVISION FOR INCOME TAXES                               14%          2,650          2,321
                                                    --------      ---------      ---------
 NET INCOME                                              32%         15,591         11,854
SAIF ASSESSMENT, NET OF INCOME TAXES                   (100%)             -          1,333
                                                    --------      ---------      ---------
 NET OPERATING INCOME (EXCLUDING SAIF ASSESSMENT)        18%      $  15,591      $  13,187
                                                    --------      ---------      ---------
--------------------------------------------------------------------------------------------
PER SHARE DATE:
--------------------------------------------------------------------------------------------

NET INCOME EXCLUDING SAIF - BASIC                        18%        $  1.57        $  1.33
                                                    --------      ---------      ---------
NET INCOME EXCLUDING SAIF - DILUTED                      18%           1.52           1.28
                                                    --------      ---------      ---------
BOOK VALUE                                               20%          10.39           8.63
                                                    --------      ---------      ---------
MARKET PRICE                                             85%          37.13          20.10
                                                    --------      ---------      ---------
DIVIDENDS DECLARED                                       25%          3,956          3,170
                                                    --------      ---------      ---------
OUTSTANDING SHARES AT END OF PERIOD                       1%      $  10,004       $  9,923
                                                    --------      ---------      ---------
--------------------------------------------------------------------------------------------
FINANCIAL RATIOS:
--------------------------------------------------------------------------------------------

RETURN ON AVERAGE ASSETS                                              1.73%          1.85%
                                                                  ---------      ---------
                                                                  ---------      ---------
RETURN ON AVERAGE EQUITY                                             21.04%         21.10%
                                                                  ---------      ---------
                                                                  ---------      ---------
EFFICIENCY RATIO                                                     50.99%         52.59%
                                                                  ---------      ---------
                                                                  ---------      ---------
EXPENSE RATIO                                                         1.20%          1.29%
                                                                  ---------      ---------
                                                                  ---------      ---------

Stockholders' equity at March 31, 1998 totaled $104 million compared to $85.6 million the year before, an increase of 21%. The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation for bank or bank holding companies. Total risk-based and leverage capital ratios as of March 31, 1998 were 19.79% and 7.82%, respectively, which are well above the minimum capital ratios required by regulatory agencies.

The following pages discuss in detail the different components that resulted in the Group's continued profitability.

RESULT OF OPERATIONS
--------------------

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

NET INTEREST INCOME
-------------------

Net interest income for the third quarter ended on March 31, 1998 increased by 17% or $1.6 million to $11.3 million from $9.7 million posted in the same period of the earlier fiscal year. This improvement in net interest income reflects an increase of $1.3 million due to a higher volume of interest-earning assets and a $276,000 increase due to rate, mostly from a reduction in the cost of the Bank's interest rate risk managment. The interest rate spread and net interest margin fell to 3.53% and 3.77%, respectively, for the third quarter of fiscal 1998 as compared to 3.84% and 4.14% respectively, for the third quarter of fiscal 1997. The interest-earning assets to interest-bearing liabilities ratio for the third quarter of fiscal 1998 amounted to 104.93% versus 105.99% the year before and total average interest earning assets exceeded total average interest bearing liabilities by $55.4 million versus $52.1 a year ago.

For the first nine months period net interest income was up by 14% or $3.9 million to $31.7 million from $27.7 million in the prior fiscal year. The improvement in net interest income was the result of an increase of $4.5 million due to a higher volume of interest-earning assets partially offset by an unfavorable effect in rate of $561,000 due to a lower average yield of interest-earning assets and a slight increase in the cost of funds. The interest rate spread and net interest margin decreased to 3.57% and 3.80%, respectively, for the first nine months of fiscal 1998 as compared to 3.92% and 4.23% attained during the same period the year before. For the nine months period ended the ratio amounted to 104.62% versus 106.17% and total average interest earning assets exceeded total average interest bearing liabilities by $49.1 million compared to $50.8 million in fiscal 1997. The decrease in this ratio was attributable to the increase in non-accruing loans, which are excluded from our spread and yield calculation. For more on non-accruing loans refer to the non-performing assets section of this analysis at page 22.

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

Oriental's interest income for the third quarter of fiscal 1998 increased by 23% or $4.9 million to $26 million from $21.2 million posted in fiscal 1997. The growth in interest income was totally due to a positive volume variance of $4.8 million resulting from a growth in the average volume of interest-earning assets. Average interest-earning assets for the third quarter of fiscal 1998 reached $1.18 billion versus $923 million a year ago, an increase of $256 million or 28%. This average volume increase was fueled by increases in investment and mortgage-backed securities which volume grew to $256 million and $351 million, respectively, from $140 million and $250 million, respectively, in the preceding year.

For the first nine months of fiscal 1998 interest income rose by 23% or $13.8 million to $74.4 million from $60.6 million posted in fiscal 1997. This growth was possible to a favorable volume variance of $13.8 million as result of a larger average volume of interest-earning assets. For the nine months period ended average interest-earning assets increased to $1.112 billion versus $875 million in fiscal 1997, up 30% or $256 million. This increase was driven by a significant growth in the average volume of investment and mortgage-backed securities which grew by 74% to $226 from $129 million a year ago and 39% to $322 from $233 million, respectively.


-------------------------------------------------------------------------------------------------------------------------
     TABLE - A                                                     THIRD QUARTER ENDED
                                    -------------------------------------------------------------------------------------
     PART - I                                    FISCAL 1998                                  FISCAL 1997
                                    -----------------------------------------  ------------------------------------------
                                                     AVERAGE        AVERAGE                       AVERAGE        AVERAGE
                                     INTEREST        BALANCE          RATE       INTEREST         BALANCE          RATE
                                    -------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
   INTEREST-EARNING ASSETS:

(A)  REAL ESTATE LOANS               $  6,861     $  283,705          9.67%       $  6,325     $  255,664          9.90%
(A)  CONSUMER LOANS                     3,753        110,776         13.74%          2,608         84,267         12.55%
(A)  COMMERCIAL LOANS                     257          9,754         10.54%            292          9,999         11.67%
(A)  FINANCING LEASES                   4,561        148,313         12.30%          4,810        161,811         11.89%
                                     --------     ----------      --------        --------     ----------       --------
      TOTAL LOANS                      15,432        552,548         11.21%         14,035        511,741         11.00%
                                     --------     ----------      --------        --------     ----------       --------
     MORTAGE-BACKED SECURITIES          6,107        350,909          6.96%          4,387        249,312          7.04%
     INVESTMENT SECURITIES              4,277        256,599          6.67%          2,505        139,906          7.16%
     OTHER INTEREST-EARNING ASSETS        263         19,202          5.49%            237         22,161          4.29%
                                     --------     ----------      --------        --------     ----------       --------
      TOTAL INVESTMENTS                10,647        626,710          6.80%          7,129        411,379          6.93%
                                     --------     ----------      --------        --------     ----------       --------
     TOTAL INTEREST-EARNING ASSETS  $  26,079   $  1,179,258          8.86%         21,164     $  923,120          9.19%
                                     --------     ----------      --------        --------     ----------       --------

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS       $  693     $  105,749          2.66%         $  620      $  95,724          2.63%
     CERTIFICATES OF DEPOSIT            4,441        332,515          5.42%          3,957        305,163          5.26%
     OTHER CERTIFICATES OF DEPOSIT      1,291         85,126          6.15%            946         58,245          6.58%
                                     --------     ----------      --------        --------     ----------       --------
      TOTAL DEPOSITS                    6,425        523,390          4.98%          5,523        459,132          4.88%
                                     --------     ----------      --------        --------     ----------       --------

     REPURCHASE AGREEMENTS              5,192        389,589          5.40%          2,770        216,523          5.19%
     LINES OF CREDIT                        8              -          0.00%             42          1,505         11.07%
     FHLB ADVANCES                      1,017         72,155          5.72%            439         31,617          5.63%
     FHLB BORROWINGS                      367         24,000          6.21%            394         26,000          6.15%
     BONDS PAYABLE                          5            223          9.43%             15            669          8.74%
     TERM NOTES                         1,502        114,500          5.32%          1,743        135,500          5.22%
     INTEREST RATE RISK MANAGEMENT        283     YIELD AJE.          0.19%            558     YIELD AJE.          0.55%
                                     --------     ----------      --------        --------     ----------       --------
      TOTAL OTHER BORROWINGS            8,374        600,467          5.66%          5,961        411,814          5.87%
                                     --------     ----------      --------        --------     ----------       --------
     TOTAL INTEREST-BEARING
      LIABILITIES                   $  14,799    $ 1,123,857          5.34%      $  11,484     $  870,946          5.34%
                                     --------     ----------      --------        --------     ----------       --------
     NET INTEREST EARNING ASSETS    $  11,280    $    55,401          3.53%      $   9,680     $   52,174          3.84%
                                     --------     ----------      --------        --------     ----------       --------
                                     --------     ----------      --------        --------     ----------       --------
     INTEREST RATE MARGIN                            3.77%                                        4.14%
                                                  ----------                                   ----------
                                                  ----------                                   ----------
     NET INTEREST-EARNING ASSETS
      RATIO                           104.93%                                      105.99%
                                     -------                                       -------
                                     -------                                       -------
-------------------------------------------------------------------------------------------------------------------------
     PART - I I                                                                    INCREASE / (DECREASE) DUE TO:
                                                             ------------------------------------------------------------
     FISCAL 1998 COMPARED  TO 1997                                   VOLUME           RATE          TOTAL             %
                                                             -----------------   ------------   -----------   -----------
-------------------------------------------------------------------------------------------------------------------------
   INTEREST-EARNING ASSETS:
     REAL ESTATE LOANS                                               $  677        $  (141)        $  536           8.0%
     CONSUMER LOANS                                                     894            251          1,145          44.0%
     COMMERCIAL LOANS                                                    (7)           (28)           (35)        (12.0%)
     FINANCING LEASES                                                  (414)           165           (249)         (5.0%)
                                                                  ---------       --------       --------     ---------
       TOTAL LOANS                                                    1,150            247          1,397          10.0%
                                                                  ---------       --------       --------     ---------

     MORTAGE-BACKED SECURITIES                                        1,768            (48)         1,720          39.0%
     INVESTMENT SECURITIES                                            1,945           (173)         1,772          71.0%
     OTHER INTEREST-EARNING ASSETS                                      (40)            66             26          11.0%
                                                                  ---------       --------       --------     ---------
       TOTAL INVESTMENTS                                              3,673           (155)         3,518          49.0%
                                                                  ---------       --------       --------     ---------
     TOTAL INTEREST-EARNING ASSETS                                 $  4,823          $  92       $  4,915          23.0%
                                                                  ---------       --------       --------     ---------
   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS                                      $  66           $  7          $  73          12.0%
     CERTIFICATES OF DEPOSIT                                            364            120            484          12.0%
     OTHER CERTIFICATES OF DEPOSIT                                      408            (63)           345          36.0%
                                                                  ---------       --------       --------     ---------
       TOTAL DEPOSITS                                                   838             64            902          16.0%
                                                                  ---------       --------       --------     ---------

     REPURCHASE AGREEMENTS                                            2,305            117          2,422          87.0%
     LINES OF CREDIT                                                      8            (42)           (34)        (81.0%)
     FHLB ADVANCES                                                      571              7            578         132.0%
     FHLB BORROWINGS                                                    (31)             4            (27)         (7.0%)
     BONDS PAYABLE                                                      (11)             1            (10)        (67.0%)
     TERM NOTES                                                        (276)            35           (241)        (14.0%)
     INTEREST RATE RISK MANAGEMENT                                       95           (370)          (275)        (49.0%)
                                                                  ---------       --------       --------     ---------
       TOTAL OTHER BORROWINGS                                         2,661           (248)         2,413          40.0%
                                                                  ---------       --------       --------     ---------
                                                                  ---------       --------       --------     ---------
     TOTAL INTEREST-BEARING LIABILITIES                            $  3,499        $  (184)      $  3,315          29.0%
                                                                  ---------       --------       --------     ---------
                                                                  ---------       --------       --------     ---------
     NET INTEREST EARNING ASSETS                                   $  1,324         $  276       $  1,600          17.0%
                                                                  ---------       --------       --------     ---------
                                                                  ---------       --------       --------     ---------
(A)  AVERAGE BALANCES ARE NET OF NON-ACCRUING LOANS.



---------------------------------------------------------------------------------------------------------------------------
     TABLE - A1                                                      NINE MONTHS ENDED
                                   ----------------------------------------------------------------------------------------
     PART - I                                    FISCAL 1998                                  FISCAL 1997
                                   ----------------------------------------------------------------------------------------
                                                     AVERAGE        AVERAGE                       AVERAGE        AVERAGE
                                     INTEREST        BALANCE          RATE        INTEREST        BALANCE          RATE
                                   -----------   -------------   -----------   -------------  -------------   -------------
---------------------------------------------------------------------------------------------------------------------------
   INTEREST-EARNING ASSETS:
(A)  REAL ESTATE LOANS              $  20,089     $  280,001          9.57%      $  18,145     $  244,764          9.88%
(A)  CONSUMER LOANS                    10,246        100,031         13.65%          7,663         82,065         12.44%
(A)  COMMERCIAL LOANS                     818          9,824         11.11%            711          8,648         10.96%
(A)  FINANCING LEASES                  13,815        153,372         12.01%         13,868        155,439         11.90%
                                    ---------     ----------      --------       ---------     ----------      ---------
       TOTAL LOANS                     44,968        543,228         11.03%         40,387        490,916         10.96%
                                    ---------     ----------      --------       ---------     ----------      ---------

     MORTAGE-BACKED SECURITIES         17,142        322,874          7.08%         12,478        233,270          7.13%
     INVESTMENT SECURITIES             11,381        225,532          6.73%          6,993        129,082          7.22%
     OTHER INTEREST-EARNING ASSETS        919         19,979          6.05%            780         22,135          4.63%
                                    ---------     ----------      --------       ---------     ----------      ---------
       TOTAL INVESTMENTS               29,442        568,385          6.90%         20,251        384,487          7.02%
                                    ---------     ----------      --------       ---------     ----------      ---------
     TOTAL INTEREST-EARNING ASSETS  $  74,410   $  1,111,613          8.92%         60,638     $  875,403          9.23%
                                    ---------     ----------      --------       ---------     ----------      ---------

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS     $  2,052     $  103,755          2.63%       $  1,796      $  92,181          2.60%
     CERTIFICATES OF DEPOSIT           13,406        329,968          5.41%         10,638        267,914          5.29%
     OTHER CERTIFICATES OF DEPOSIT      3,719         80,617          6.15%          2,784         56,336          6.58%
                                    ---------     ----------      --------       ---------     ----------      ---------
       TOTAL DEPOSITS                  19,177        514,340          4.97%         15,218        416,431          4.87%
                                    ---------     ----------      --------       ---------     ----------      ---------

     REPURCHASE AGREEMENTS             13,747        336,890          5.44%          8,272        224,907          4.90%
     LINES OF CREDIT                       46            259         23.17%            276          4,681          7.76%
     FHLB ADVANCES                      3,028         70,045          5.76%          1,305         31,126          5.59%
     FHLB BORROWINGS                    1,207         26,103          6.16%          1,202         26,000          6.16%
     BONDS PAYABLE                         24            355          8.98%             50            765          8.74%
     TERM NOTES                         4,542        114,500          5.28%          4,755        120,611          5.25%
     INTEREST RATE RISK MANAGEMENT        982     YIELD AJE.          0.24%          1,816     YIELD AJE.          0.59%
                                    ---------     ----------      --------       ---------     ----------      ---------
       TOTAL OTHER BORROWINGS          23,576        548,152          5.73%         17,676        408,090          5.77%
                                    ---------     ----------      --------       ---------     ----------      ---------
     TOTAL INTEREST-BEARING
       LIABILITIES                  $  42,753     $1,062,492          5.36%      $  32,894     $  824,521          5.31%
                                    ---------     ----------      --------       ---------     ----------      ---------
     NET INTEREST EARNING ASSETS    $  31,657     $   49,121          3.57%      $  27,744     $   50,882          3.92%
                                    ---------     ----------      --------       ---------     ----------      ---------
                                    ---------     ----------      --------       ---------     ----------
     INTEREST RATE MARGIN                            3.80%                                        4.23%
                                                  ----------                                   ----------
                                                  ----------                                   ----------
     NET INTEREST-EARNING ASSETS
     RATIO                           104.62%                                      106.17%
                                    ---------                                    ---------
                                    ---------                                    ---------


----------------------------------------------------------------------------------------------------------------------------

     PART - II                                                                      INCREASE / (DECREASE) DUE TO:
                                                              --------------------------------------------------------------

     FISCAL 1998 COMPARED  TO 1997                                   VOLUME           RATE          TOTAL              %
                                                              ------------------   ---------    ------------     -----------
----------------------------------------------------------------------------------------------------------------------------
   INTEREST-EARNING ASSETS:
     REAL ESTATE LOANS                                             $  2,528        $  (584)      $  1,944          11.0%
     CONSUMER LOANS                                                   1,841            742          2,583          34.0%
     COMMERCIAL LOANS                                                    97             10            107          15.0%
     FINANCING LEASES                                                  (186)           133            (53)          0.0%
                                                                 ----------        -------       --------       --------
       TOTAL LOANS                                                    4,280            301          4,581          11.0%
                                                                 ----------        -------       --------       --------

     MORTAGE-BACKED SECURITIES                                        4,758            (94)         4,664          37.0%
     INVESTMENT SECURITIES                                            4,867           (479)         4,388          63.0%
     OTHER INTEREST-EARNING ASSETS                                      (95)           234            139          18.0%
                                                                 ----------        -------       --------       --------
       TOTAL INVESTMENTS                                              9,530           (339)         9,191          45.0%
                                                                 ----------        -------       --------       --------
     TOTAL INTEREST-EARNING ASSETS                                $  13,810         $  (38)     $  13,772          23.0%
                                                                 ----------        -------       --------       --------

   INTEREST-BEARING LIABILITIES
     SAVINGS AND DEMAND ACCOUNTS                                     $  229          $  27         $  256          14.0%
     CERTIFICATES OF DEPOSIT                                          2,521            247          2,768          26.0%
     OTHER CERTIFICATES OF DEPOSIT                                    1,120           (185)           935          34.0%
                                                                 ----------        -------       --------       --------
       TOTAL DEPOSITS                                                 3,870             89          3,959          26.0%
                                                                 ----------        -------       --------       --------

     REPURCHASE AGREEMENTS                                            4,570            905          5,475          66.0%
     LINES OF CREDIT                                                   (771)           541           (230)        (83.0%)
     FHLB ADVANCES                                                    1,683             40          1,723         132.0%
     FHLB BORROWINGS                                                      4              1              5           0.0%
     BONDS PAYABLE                                                      (27)             1            (26)        (52.0%)
     TERM NOTES                                                        (242)            29           (213)         (4.0%)
     INTEREST RATE RISK MANAGEMENT                                      249         (1,083)          (834)        (46.0%)
                                                                 ----------        -------       --------       --------
       TOTAL OTHER BORROWINGS                                         5,466            434          5,900          33.0%
                                                                 ----------        -------       --------       --------
                                                                 ----------        -------       --------       --------
     TOTAL INTEREST-BEARING LIABILITIES                            $  9,336         $  523       $  9,859          30.0%
                                                                 ----------        -------       --------       --------
                                                                 ----------        -------       --------       --------
     NET INTEREST EARNING ASSETS                                   $  4,474        $  (561)      $  3,913          14.0%
                                                                 ----------        -------       --------       --------
                                                                 ----------        -------       --------       --------

(A)  AVERAGE BALANCES ARE NET OF NON-ACCRUING LOANS.

There were two main reasons for the increase in investments and mortgage-backed securities. First, was the creation, during the latter part of fiscal 1997, of OBT International Branch under the International Banking Center Law which invests primarily in U.S. mortgage-baked securities that provide the Group significant tax advantages. Finally, was a shift in the Group's investing strategy due to the change in the GNMA's tax-exemption in July 1997. For more on this change to the Puerto Rico tax code refer to the income taxes section of this report at page 21. The end result of these changes is that for the periods analyzed above total investments amounted to 53% and 51%, respectively, of average interest-earning assets in fiscal 1998 versus 45% and 44%, respectively, a year ago.

The yield on interest-earning assets for the third quarter and first nine months of fiscal 1998 decreased to 8.86% and 8.92% ,respectively, from 9.19% and 9.23%, respectively, attained in the same periods of fiscal 1997. The main reason for this decline was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax exempt interest which lowers the Group's effective tax rate.

Interest expense for the third quarter of fiscal 1998 increased 29% or $3.3 million to $14.8 million from $11.5 million reported in the same period of fiscal 1997. For the first nine months of fiscal 1998 it increased 30% or $9.9 million to $42.8 million from $32.9 million reported in the same period the year before. These increases were driven by a higher volume of interest-bearing liabilities used to fund the interest-earning assets growth and contributed to a rise in total interest expense during the second quarter and first nine months of fiscal 1998 of $3.5 million and $9.4 million, respectively. Average interest-bearing liabilities for the second quarter of fiscal 1998 reached $1.124 billion versus $871 million a year ago, a 29% increase. For the first nine months of fiscal 1998 average interest-bearing liabilities rose by 28% or $231 million to $1.062 billion in fiscal 1998 compared with $824 million during fiscal 1997.

The growth in interest-bearing liabilities average volume for the periods analyzed above reflect strong increases in the average volume of deposits and repurchase agreements. For the third quarter of fiscal 1998 the average volume deposits, mainly certificates of deposits and IRA accounts, grew by 14% to $524 million from $459 in fiscal 1997 million while the average volume of repurchase agreements rose by 80% to $390 million from $217 million in fiscal 1997. For fiscal 1998 nine months period ended the average volume deposits grew by 24% to $514 million from $416 million the year before and the average volume of repurchase agreements rose by 49% to $3336 million from $225 million reported a year ago. The increase in certificates of deposit was concentrated in customer CD's, public funds and broker CD's. The rise in average repos was necessary to fund the asset growth at the OBT International Branch.

The average cost of funds for the third quarter of fiscals 1998 and 1997 was 5.34%. For the first nine months of fiscal 1998 average costs of funds rose five basis points to 5.36% from 5.31% in fiscal 1997 which contributed to $523,000 of the period's total interest expense increase. This increase in the average cost of funds responds mainly to a rise in the cost of repurchase agreements of 21 basis points and 54 basis points, respectively, during the third quarter and first nine months of fiscal 1998. This cost increase was due to the replacing of 936 repos, which currently represent 22% of Group's total repos portfolio versus 61% a year ago, with higher-cost conventional repos. However, it is important to mention that this increase in costs was mitigated by a favorable effect from the Group's interest-hedging activities of $275,000 during the third quarter ended and $834,000 during the nine month period ended.

PROVISION FOR LOAN LOSSES
-------------------------

For the third quarter of fiscal 1998 the Group provided $ 1.9 million for loan losses compared with $1.3 million for the same period of fiscal 1997, an increase of $600,000 or 46%. For the nine month period ended March 31, 1998, the provision for loan losses amounted to $6.9 million compared with $3.4 million in the same period the year before. The increase in the provision for fiscal 1998 was primarily due to management's goal of further increasing the Group's ratio of reserves to total loans and non-performing loans as well as to the rise in net charge-off experienced by the Group and current and expected economic conditions. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowance for loan losses, net charge-offs and credit quality statistics.

NON-INTEREST INCOME
-------------------

Table B at page 19 shows the fees and other non-interest income generated by the Group for the third quarter and nine months period ended March 31, 1998 and 1997. Non-interest income continues to be a major driver of the Group's earnings improvement as most of its categories exhibited growth in fiscal
1998, with strong results reflected in trust, money management and brokerage fees and mortgage banking activities ( excluding servicing income which was sold during October 1997). Recurring non-interest income for the third quarter of fiscal 1998 the Group totaled $4 million, which represents an increase of 5% or $200,000 from the $3.8 million reported in the same period of fiscal 1997. For the nine months period ended it rose by 15% to $11.7 million from $10.2 million posted the year before.

Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, amounted to $861,000 for the second quarter of fiscal 1998, a decrease of 26% when compared to the $1.16 million reported for the second quarter of fiscal 1997. For the six month period ended bank services fees and charges totaled $2.6 million which represents a decrease of 26% from the $3.7 million posted a year ago. This net decrease was a combination of a decrease in lease handling fees as result of Group's weaker leasing's lending activity partially offset by an increase in fees on deposit accounts as a result of a larger volume of deposit accounts and selected fee increases.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1998. For the third quarter of fiscal 1998 totaled $2 million which represents an increase of 7% from the $1.8 million recorded in the same quarter of fiscal 1997 and for the first nine months of fiscal 1998 rose 20% to $5.9 million, compared to $4.9 million the year before. These increases were possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary.

Reflecting greater mortgage origination volume and favorable market conditions for the sale of such loans to investors, mortgage banking activities (excluding servicing income) rose 62% to $1 million from $638,000 in fiscal 1997 during the third quarter of fiscal 1998 and for first nine months of fiscal 1998 increased 156% to $2.6 million from $995,000 in fiscal 1997.

During October 1997, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced to others, to Doral Financial Corporation. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential. The gain was used primarily to increase the Group's allowance for loan losses. As result of this sale mortgage servicing income exhibited a decrease of 100% during the past quarter and of 50% for the first nine months of fiscal 1998.

Investment securities and trading gains and losses for the second quarter and first nine months of fiscal 1998 amounted to $349,000 and $893,000 , respectively, versus $78,000 and $396,000, respectively, in the earlier fiscal year.

NON-INTEREST EXPENSES
---------------------

As shown on Table C at page 19 recurring non-interest expenses for the third quarter of fiscal 1998 increased 1% to $7.4 million as compared to $7.3 million during the same period of fiscal 1997. For the first nine months of fiscal 1998 they increased 9% to $22.5 million from $20.7 million a year ago. The efficiency ratio and the expense ratio for the first nine months of fiscal 1998 amounted 50.99% and 1.20%, respectively, compared to 52.59% and 1.29%, respectively, the year before.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.6 million for the third quarter of fiscal 1998 , a decrease of 5% or $200,000 when compared to the $3.4 million reported for the third quarter of fiscal 1997. For the nine month period ended employee compensation and benefits rose by 5% or $500,000 to $11.1 million from $10.6 million a year ago. These increases were driven by a growth in variable compensation which increased 6% or $80,000 during the third quarter and 17% or $555,000 in the first nine months as result of the Group's greater use of a variable based compensation structure to compensate for higher productivity and sales efforts and for annual performance merit increases. For the third quarter and first nine months of fiscal 1998 variable compensation represented 36% and 34%, respectively, of total compensation versus 32% and 31% , respectively, in fiscal 1997. Compensation and benefits as a percentage of total average assets and average-interest earning assets ratio for the first nine months of fiscal 1998 improved to 1.23% and 1.33%, respectively, compared to 1.49% and 1.62%, respectively, the year before. Table C1 at page 19 presents the composition of the Group's employee compensation and benefits at the end of the periods analyzed.

All other recurring non-interest expenses for the second quarter of fiscal 1998 increased 7% to $3.8 million as compared to $3.6 million during the same period of fiscal 1997. This rise was driven by increases in occupancy and equipment expenses of 17% or $185,000 and other operating expenses of $130,000 or 15% mainly to an increase of 69% increase in property taxes. For the first nine months of fiscal 1998 they increased 14% or $1.4 million to $11.4 million from $10 million a year ago. This was led by increases in advertising and promotion of 32% or $439,000 and in occupancy and equipment expenses of 19% or $605,000. The increase in advertising and promotion resulted mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in EDP depreciation and property taxes as result of the enhancements the Group has made to its systems to enable the Group to offer new products, expand electronic delivery capabilities and more important improve the customers service delivery.

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

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the third quarter of fiscal 1998 amounted to $825,000 versus $961,000 in fiscal 1997, resulting in an effective tax rate of 13.2% versus 17.2% for the same quarter of fiscal 1997. For the six months period ended totaled to $2.65 million versus $2.3 million in fiscal 1997. The effective tax rate was 14.5% in fiscal 1998 compared to 16.3% in fiscal 1997. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which is exempt from income taxes, net of the disallowance of expenses attributable to the exempt income. In addition, during 1997 the Group created OBT International Branch to take advantage of additional tax incentives available under the International Banking Center law.

                              ORIENTAL FINANCIAL GROUP

                              SELECTED FINANCIAL DATA

                                   (IN THOUSANDS)


                                                               THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                                                    MARCH 31,                                MARCH 31,
                                                           -----------------------------------------------------------------------
                                                            1998        1997            %      1998         1997           %
                                                          ---------   --------   --------    ---------   ----------   --------
----------------------------------------------------------------------------------------------------------------------------------
TABLE B - NON-INTEREST INCOME SUMMARY
----------------------------------------------------------------------------------------------------------------------------------

BANK SERVICE FEES AND CHARGES                              $  861    $  1,159         (26%)   $  2,759     $  3,725        (26%)
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                  1,971       1,839           7%       5,890        4,917         20%
MORTGAGE BANKING ACTIVITIES (EXCLUDING SERVICING INCOME)    1,036         638          62%       2,550          995        156%
RENT AND OTHER OPERATING INCOME                               159         199         (20%)        509          580        (12%)
                                                          -------    --------       ------    --------   ----------   ---------
 RECURRING NON-INTEREST INCOME                              4,027       3,835           5%      11,708       10,217         15%
                                                          -------    --------       ------    --------   ----------   ---------

NET GAIN ON SALE OF INVESTMENTS                               210          71         196%         586          384         53%

TRADING ACCOUNT INCOME                                        139           9        1444%         307           12       2458%
SERVICING INCOME                                                -         627        (100%)        856        1,715        (50%)
NET GAIN ON SALE OF SERVICING RIGHTS                            -           -         100%       2,707            -          0%
                                                          -------    --------       ------    --------   ----------   ---------
 NON RECURRING NON-INTEREST INCOME                            349         707         (51%)      4,456        2,111        111%
                                                          -------    --------       ------    --------   ----------   ---------
 TOTAL NON-INTEREST INCOME                               $  4,376    $  4,542          (4%)  $  16,164    $  12,328         31%
                                                          -------    --------       ------    --------   ----------   ---------
                                                          -------    --------       ------    --------   ----------   ---------
---------------------------------------------------------------------------------------------------------------------------------
TABLE C - NON-INTEREST EXPENSES SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

COMPENSATION AND BENEFITS                                $  3,579    $  3,782          (5%)  $  11,115    $  10,630          5%
OCCUPANCY AND EQUIPMENT                                     1,268       1,083          17%       3,745        3,140         19%
PROFESSIONAL FEES                                             290         485         (40%)        943        1,151        (18%)
ADVERTISING AND PROMOTION                                     691         676           2%       1,818        1,379         32%
REAL ESTATE OWNED EXPENSES                                     16          17          (6%)         56          116        (52%)
INSURANCE                                                     238         121          97%         625          670         (7%)
COMMUNICATIONS                                                326         347          (6%)      1,031          913         13%
OTHER OPERATING EXPENSES                                    1,003         836          20%       3,214        2,666         21%
                                                          -------    --------       ------    --------   ----------   ---------
  TOTAL RECURRING NON-INTEREST EXPENSES                     7,411       7,347           1%      22,547       20,665          9%
                                                          -------    --------       ------    --------   ----------   ---------

SAIF ONE-TIME ASSESSMENT                                        -           -           0%           -        1,823       (100%)
OTHER NON-RECURRING EXPENSES                                   82           9         811%         133            9       1378%
                                                          -------    --------       ------    --------   ----------   ---------
                                                               82           9         811%         133        1,832        (93%)
                                                          -------    --------       ------    --------   ----------   ---------
  TOTAL NON-INTEREST EXPENSES                            $  7,493    $  7,356           2%   $  22,680    $  22,497          1%
                                                          -------    --------       ------    --------   ----------   ---------

EFFICIENCY RATIO                                                                                 50.99%       52.59%
                                                                                              --------   ----------
EXPENSE RATIO                                                                                     1.20%        1.29%
                                                                                              --------   ----------
---------------------------------------------------------------------------------------------------------------------------------
TABLE C1 - COMPENSATIONAND BENEFITS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

FIXED COMPENSATION                                       $  1,970    $  2,177         (10%)   $  6,338     $  6,366          0%
VARIABLE COMPENSATION                                       1,293       1,215           6%       3,806        3,241         17%
OTHER COMPENSATION AND BENEFITS                               316         390         (19%)        971        1,023         (5%)
                                                          -------    --------       ------    --------   ----------   ---------
  TOTAL NON-INTEREST EXPENSES                            $  3,579    $  3,782          (5%)  $  11,115    $  10,630          5%
                                                          -------    --------       ------    --------   ----------   ---------

COMPENSATION AND BENEFITS COMPOSITION:
 FIXED COMPENSATION                                            55%         58%                      57%          60%
 VARIABLE COMPENSATION                                         36%         32%                      34%          31%
 OTHER COMPENSATION AND BENEFITS                                9%         10%                       9%          10%
                                                          -------     -------                 --------     --------
  TOTAL NON-INTEREST EXPENSES                                 100%        100%                     100%         100%
                                                          -------     -------                 --------     --------
AVERAGE # OF FULL TIME EMPLOYEES                              372         399                      390          399
                                                          -------     -------                 --------     --------

COMPENSATION AND BENEFITS AS A PERCENTAGE (%) OF:

  TOTAL AVERAGE ASSETS                                       1.13%       1.49%                    1.23%        1.49%
                                                          -------     -------                 --------     --------
                                                          -------     -------                 --------     --------
  TOTAL AVERAGE INTEREST-EARNING ASSETS                      1.21%       1.64%                    1.33%        1.62%
                                                          -------     -------                 --------     --------
                                                          -------     -------                 --------     --------
GROUP'S WORK FORCE:

 BANK STAFF                                                   339         353
                                                          -------     -------
                                                          -------     -------
 TRUST STAFF                                                   22          33
                                                          -------     -------
                                                          -------     -------
 BROKERAGE STAFF                                                6          10
                                                          -------     -------
                                                          -------     -------

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

FINANCIAL CONDITION COMMENTS
----------------------------

As shown on Table G at page 21 Oriental continued to experience a favorable growth in its diversified asset base which contributed to income expansion across its business lines. At March 31, 1998, total financial assets owned or managed (excluding loans serviced for third parties sold on October 1997) increased 32% to $ 3.2 billion from the $ 2.4 billion owned or managed one year ago. Total financial assets consisted of $1.26 billion owned by the Bank, $1.24 billion managed by the trust and $686 million gathered by the broker-dealer at March 31, 1998. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

GROUP'S OWNED ASSETS
--------------------

Oriental's total assets at March 31, 1998 amounted $1.261 billion, an increase of 23% when compared to $1.022 million at the end of the same quarter of fiscal 1997. At March 31, 1998 interest-earning assets reached $1.2 billion, an increase of $ 225 million or 25% versus the $955 million the year before. This increase reflects significant growth in total investments of $187 million or 47% and a $38 million or 7% increase in loans receivable and loans held for sale, net of the allowance for loan losses. Average assets for the first nine months of fiscal 1998 were $1.2 billion compared to $950 million for fiscal 1997, a 26% gain. Refer to Table D at page 21 for the Group's assets summary.

Total investments is Oriental's largest interest-earning assets component. It mainly consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is very high quality, approximately 98% is rated AAA at the end of the third quarter of fiscal 1998, and generates a significant amount of tax exempt interest which lowers the Group's effective tax rate. Also during fiscal 1997 the Group formed an International Banking Entity (IBE) which houses U.S. mortgage-backed securities in a tax-advantaged setting.

The increase of $187 million in investment securities was driven by a strong growth in debt securities of $118 million or 84% to $259 million from $141 million the year before. This was primarily attributable to the significant increase in tax-exempt U.S. government and agency obligations, which picks up a higher after-tax yield since they are exempt from Puerto Rico taxes. Also, an increase mortgage-backed securities of $97 million or 40% to $337 million from $240 million a year ago contributed to the increase in this interest-earning asset component. Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During the first nine months of fiscal 1998, Oriental converted $76 million of loans held for sale into mortgage-backed securities. Refer to Table E at page 21 for the Group's investments summary and composition.

At March 31,1998, Oriental's loan portfolio, the second largest category of the Group's interest-earning assets but the most profitable, amounted $558 million for an increase of $36 million or 7% over the $521 million at the end of the same quarter of fiscal 1997. This rise was led by increases in the real estate and consumer portfolios of $15 million or 6%, and $32 million or 37%, respectively.

At March 31, 1998 the Group's loan portfolio mix was somewhat similar to the one a year ago as real estate loans represented 50% of the total portfolio, while lease financing were 27%, consumer loans 21%, and commercial loans comprised 2%. This compares with 50%, 31%, 17% and 2%, respectively, at the end of the same period of fiscal 1997 for the same categories. Table F at page 21 presents the composition of the Group's loan portfolio at the end of the periods analyzed.

TOTAL ASSETS MANAGED BY THE TRUST DEPARTMENT
--------------------------------------------

Total assets managed by the trust department increased 28% to $1.24 billion at March 31, 1998, up from $970 million reported at the end of the same quarter of fiscal 1997. The most significant assets managed are individual retirement accounts (IRA) which increased to $409 million at the end of the period analyzed from $327 million a year ago. Oriental Trust offers five IRA products: (1) Diversified Growth IRA, a bond and equity unit investment trust, (2) Multi-IRA, a taxable fixed income account, (3) Investors IRA, for which the yield is tied to the performance of the stock market and (4) Guaranteed IRA-Exenta, a tax exempt fixed income account and (5) Annuity IRA, designed for people close to retirement. Other assets managed include 401
(K) and Keogh retirement plans, custodian and corporate trust accounts.

                              ORIENTAL FINANCIAL GROUP

                              SELECTED FINANCIAL DATA

                                   (IN THOUSANDS)

                                                         MARCH 31,                  MARCH 31,                JUNE 30,
                                                      ------------               -------------            ------------
                                                           1998                       1997                    1997
                                                      ------------               -------------            ------------
-----------------------------------------------------------------------------------------------------------------------------
     TABLE D - ASSETS SUMMARY
-----------------------------------------------------------------------------------------------------------------------------

     TOTAL INVESTMENTS                                 $  640,608                 $  434,189               $  468,594
     TOTAL LOANS, NET                                     557,733                    521,439                  532,970
                                                      -----------                -----------               ----------
     INTEREST-EARNING ASSETS                            1,198,341                    955,628                1,001,564
     NON INTEREST-EARNING ASSETS                           63,099                     66,732                   67,032
                                                      -----------                -----------               ----------
     TOTAL  ASSETS                                     $1,261,440                 $1,022,360               $1,068,596
                                                      -----------                -----------               ----------
-----------------------------------------------------------------------------------------------------------------------------
     TABLE E - INVESTMENTS SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------

     TRADING SECURITIES                                 $  29,835                  $  20,629                $  30,930
     MORTGAGE-BACKED SECURITIES                           337,632                    239,965                  250,902
     DEBT SECURITIES                                      258,550                    140,748                  148,495
     FHLB STOCK                                            10,043                      9,804                   10,043
     MONEY MARKET INVESTMENTS                               4,548                     23,043                   28,224
                                                      -----------                 ----------               ----------
     TOTAL INVESTMENTS                                 $  640,608                 $  434,189               $  468,594
                                                      -----------                 ----------               ----------
-----------------------------------------------------------------------------------------------------------------------------
     TABLE F - LOANS COMPOSITION SUMMARY
-----------------------------------------------------------------------------------------------------------------------------

                                                                        %                           %                      %
                                                                     ------                     --------                -------

     REAL ESTATE LOANS                                    280,457     50.0%          264,777      50.0%       271,249     50.0%
     CONSUMER LOANS                                       119,340     21.0%           86,908      17.0%        89,957     17.0%
     COMMERCIAL LOANS                                      10,571      2.0%            9,120       2.0%        10,512      2.0%
     CONSTRUCTION LOANS                                         -      0.0%              218       0.0%             -      0.0%
     FINANCING LEASES                                     154,181     27.0%          165,229      31.0%       166,660     31.0%
                                                       ------------------------------------------------------------------------
     TOTAL LOANS AND LOANS HELD FOR SALE                  564,549    100.0%          526,253     100.0%       538,378    100.0%
                                                                    ------                      ------                   -----
     ALLOWANCE FOR LOAN LOSSES                             (6,816)                    (4,813)                  (5,408)
                                                       ----------                  ---------                 --------
     TOTAL LOANS, NET                                     557,733                    521,439                  532,970
                                                       ----------                  ---------                 --------
---------------------------------------------------------------------------------------------------------------------------------
     TABLE G - FINANCIAL ASSETS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

     TOTAL GROUP ASSETS OWNED                        $  1,261,500                 $1,022,400              $ 1,068,600
     TRUST ASSETS MANAGED                               1,242,900                    970,000                1,088,600
     ASSETS GATHERED BY BROKER-DEALER                     686,000                    430,800                  524,900
                                                      -----------                 ----------                 --------
     TOTAL FINANCIAL ASSETS BEFORE SERVICING            3,190,400                  2,423,200                2,682,100
(A)  LOANS SERVICED TO THIRD PARTIES                            -                    472,600                  515,700
                                                      -----------                 ----------                 --------
     TOTAL FINANCIAL ASSETS                          $  3,190,400                 $2,895,800              $ 3,197,800
                                                      -----------                 ----------                 --------

(A)  SERVICING WAS SOLD TO A LOCAL FINANCIAL
     INSTITUTION IN OCTOBER 1997.

---------------------------------------------------------------------------------------------------------------------------------
     TABLE H - NON PERFORMING ASSETS
---------------------------------------------------------------------------------------------------------------------------------

     REAL ESTATE LOANS                                   $  7,087                   $  5,284                 $  5,575
     CONSUMER LOANS                                         1,994                      1,755                    2,118
     COMMERCIAL LOANS                                       1,464                        454                      814
     CONSTRUCTION LOANS                                         -                        211                        -
     FINANCING LEASES                                      10,134                      3,806                    4,778
                                                       ----------                  ---------                 --------
     TOTAL NON ACCRUAL LOANS                            $  20,679                  $  11,510                $  13,285
                                                       ----------                  ---------                 --------
     NON-ACCRUAL LOANS                                  $  20,679                  $  11,510                $  13,285
     REO                                                      405                        686                      698
     REPO VEHICLES                                          1,003                      1,174                    1,253
     REPO EQUIPMENT                                           215                        391                      486
                                                       ----------                  ---------                 --------
     TOTAL NON-PERFORMING ASSETS                        $  22,302                  $  13,761                $  15,722
                                                       ----------                  ---------                 --------

     % NON-ACCRUAL TO TOTAL LOANS                           3.66%                      2.19%                    2.47%
                                                       ----------                  ---------                 --------
                                                       ----------                  ---------                 --------
     ALLOWANCE TO NON-ACCRUALS                             32.96%                     41.82%                   40.71%
                                                       ----------                  ---------                 --------
                                                       ----------                  ---------                 --------
     % NON-PERFORMING TO TOTAL ASSETS                       1.77%                      1.35%                    1.47%
                                                       ----------                  ---------                 --------
                                                       ----------                  ---------                 --------
     % NON-PERFORMING TO TOTAL CAPITAL                     21.45%                     16.07%                   17.59%
                                                       ----------                  ---------                 --------
                                                       ----------                  ---------                 --------

ASSETS GATHERED BY BROKER-DEALER
--------------------------------

Since its inception in April 1993, Oriental's broker-dealer subsidiary offers a wide array of investment vehicles to its clients base. Presently these include: - Fixed and Variable Annuities.-Tax-advantaged Fixed Income Securities. -Mutual Funds-Stocks and Bonds. Total assets gathered by the broker-dealer from its customer investment accounts increased by 60% to $686 million from $431 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------

ALLOWANCE FOR LOAN LOSSES:
--------------------------

At March 31, 1998 the Group's allowance for loan losses was $ 6.8 million or 1.21% of total loans. This compares to an allowance for loan losses of $4.8 million or .091% of total loans a year ago. The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. In addition, various regulating agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses. Such agencies may require the Group to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current and expected economic conditions, management considers the allowance for loan losses at March 31, 1998 adequate to absorb future losses inherent in the Group's loan portfolio.

Net charge-offs for the third quarter and first nine months of fiscal 1998 totaled $2.2 million or 1.54% and $5.5 million or 1.95%, respectively, of average loans, compared to $1.1 million or 0.87% and $3 million or 1.23%, respectively, in fiscal 1997. The level of net charge-offs recorded in fiscal 1998 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios. Table H at page 23 sets forth an analysis of the activity in the allowance for loan losses and presents selected loan losses statistics for the quarters and nine months periods ended March 31, 1998 and 1997.

NON-PERFORMING ASSETS:
----------------------

As shown on Table I at page 21 at March 31,1998 the Group's non-performing assets consist of the sum of non-performing loans, real estate owned and repossessed assets. Detailed information concerning each of the items that comprise non-performing assets follows:

  - DELINQUENT REAL ESTATE LOANS: Oriental classifies real estate loans delinquent 90 days or more in non-accruing status. Due to the limited supply of land in Puerto Rico, real estate market values have remained stable. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. The estimated losses have been considered in the determination of the level of allowances for loan losses at the date of our analysis. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

  - DELINQUENT COMMERCIAL BUSINESS LOANS : Commercial business loans are placed on non-accrual basis when they become 90 days past due. At the date of our analysis the Group's non-accrual commercial business loans consisted of eighteen loans amounting to $1.5 million (average of $81,000), with five loans having balances exceeding $100,000. Of the total balance, $1 million or 11 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

  - DELINQUENT FINANCE LEASES: Leases are placed on non-accrual status when they become 90 days past due. At the date of our analysis Oriental's non-accrual leases consisted of three hundred and twenty-five auto leases amounting to $7.3 million (average of $22,400), and three hundred thirty-three equipment leases amounting to $2.8 million (average of $ 8,400), none of the non-accruing leases was over $100,000.

  - DELINQUENT CONSUMER LOANS: Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-accrual consumer loans consisted of two hundred and forty loans amounting to $2 million (average of $8,333).

  - REPOSSESSED ASSETS: Repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At December 31, 1997 the inventory of repossessed automobiles consisted of seventy-two units amounting to $1 million (average of $16,700), and the inventory of repossessed equipment consisted of thirty-seven units amounting to $215,000 (average of $4,570).

                              ORIENTAL FINANCIAL GROUP

                              SELECTED FINANCIAL DATA

                                   (IN THOUSANDS)

                                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                                                  MARCH 31,                     MARCH 31,
                                                                        -------------------------     ---------------------------
                                                                            1998           1997           1998           1997
                                                                        ----------   ------------     -----------   ---------
---------------------------------------------------------------------------------------------------------------------------------
TABLE I -ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT BEGINNING OF PERIOD                                          $  7,131       $  4,652       $  5,408       $  4,496
                                                                        --------      ---------       --------       --------
PROVISON FOR LOAN LOSSES                                                   1,900          1,300          6,900          3,400
                                                                        --------      ---------       --------       --------
CHARGE-OFF'S                                                              (2,886)        (1,580)        (6,905)        (3,972)
RECOVERIES                                                                   672            442          1,414            890
                                                                        --------      ---------       --------       --------
NET CHARGE OFF'S                                                          (2,214)        (1,138)        (5,491)        (3,082)
                                                                        --------      ---------       --------       --------
BALANCE AT END OF PERIOD                                                $  6,817       $  4,814       $  6,817       $  4,814
                                                                        --------      ---------       --------       --------

CHARGE-OFF'S:

CONSUMER                                                                 $  (935)       $  (686)     $  (2,683)     $  (1,658)
OVERDRAFT                                                                   (393)            (1)          (393)            (1)
REAL ESTATE                                                                  (16)            (3)          (127)           (22)
AUTO LEASES                                                               (1,175)          (696)        (2,777)        (1,718)
EQUIPMENT LEASES                                                            (249)          (182)          (720)          (509)
COMMERCIAL AND OTHERS                                                       (118)           (12)          (205)           (64)
                                                                        --------      ---------       --------       --------
                                                                          (2,886)        (1,580)        (6,905)        (3,972)
                                                                        --------      ---------       --------       --------

RECOVERIES:

CONSUMER                                                                     126            109            264            172
OVERDRAFT                                                                     49              2             50             10
REAL ESTATE                                                                    -             15              -             15
AUTO LEASES                                                                  237            220            643            472
EQUIPMENT LEASES                                                             130             90            327            208
COMMERCIAL AND OTHERS                                                        130              6            130             13
                                                                        --------      ---------       --------       --------
                                                                             672            442          1,414            890
                                                                        --------      ---------       --------       --------

NET CHARGE OFF:

CONSUMER                                                                    (809)          (577)        (2,419)        (1,486)
OVERDRAFT                                                                   (344)             1           (343)             9
REAL ESTATE                                                                  (16)            12           (127)            (7)
AUTO LEASES                                                                 (938)          (476)        (2,134)        (1,246)
EQUIPMENT LEASES                                                            (119)           (92)          (393)          (301)
COMMERCIAL AND OTHERS                                                         12             (6)           (75)           (51)
                                                                        --------      ---------       --------       --------
                                                                       $  (2,214)     $  (1,138)     $  (5,491)     $  (3,082)
                                                                        --------      ---------       --------       --------

LOANS:

OUTSTANDING                                                           $  564,549     $  526,252      $ 564,549      $ 526,252
                                                                        --------      ---------       --------       --------
AVERAGE                                                               $  573,227     $  523,040      $ 563,907      $ 502,215
                                                                        --------      ---------       --------       --------

RATIOS:

RECOVERIES TO CHARGE-OFF'S                                                 23.3%          28.0%          20.5%          22.4%
                                                                        --------      ---------       --------       --------
                                                                        --------      ---------       --------       --------
NET CHARGE-OFF TO AVERAGE LOANS                                            1.54%          0.87%          1.95%          1.23%
                                                                        --------      ---------       --------       --------
                                                                        --------      ---------       --------       --------
PROVISION FOR LOAN LOSSES TO NET CHARGE-OFFS                                0.86           1.14           1.26           1.10
                                                                        --------      ---------       --------       --------
                                                                        --------      ---------       --------       --------
ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                                   1.21%          0.91%          1.21%          0.91%
                                                                        --------      ---------       --------       --------
                                                                        --------      ---------       --------       --------

  - FORECLOSED REAL ESTATE (OREO): Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. At the time of acquisition of properties in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. The carrying value of these properties is estimated to approximate the lower of cost or fair value less estimated cost to sell. Any excess of the carrying value over the estimated fair market value is charged to operations. Therefore, no material losses are expected on the final disposition of OREO's. Management is actively seeking prospective buyers for these foreclosed real estate properties.

LIABILITIES AND CAPITAL
-----------------------

LIABILITIES
-----------

As shown in Table J at page 25 at March 31, 1998 Oriental's total liabilities reached $1.157 billion, reflecting an increase of $221 million or 24% when compared to $937 million a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.125 billion at March 31, 1998 versus $908 million the year before, a 24% increase. This growth was driven by increases in deposits and repurchase agreements of 18% or $84 million and 68% or $154 million, respectively.

Deposits, the largest category of the Group's interest -bearing liabilities and a cost effective source of funding, showed growth in all areas as they increased to $551 million from $467 million at the same date last year, up 18%. This growth was fueled by significant increases in certificate of deposits of 16% or $47 million and IRA accounts of 52% or $32 million. At the end of the third quarter of fiscal 1998 deposits represented 49% of the Group's funding sources versus 51% the year before.

At March 31, 1998 the deposits mix was similar to the one the year before as savings, demand and NOW accounts represented 19.6% of the total portfolio, while certificates of deposit were 62.8%, IRA accounts were 16.9%, and accrued interest comprised .07%. This compares with 22.3%, 64.1%, 13.1% and .05%, respectively, at the end of the same period of fiscal 1997 for the same categories. Table J1 at page 25 presents the composition of the Group's deposits at the end of the periods analyzed.

In addition to deposits, Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. As of March 31, 1998 repurchase agreements and other borrowings amounted to $381 million and $194 million, respectively, compared to $226 million and $214 million, respectively, at the end of the same quarter of fiscal 1997. A substantial number of these repurchase agreements and borrowings have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in the Note 8 of the attached Group's financial statements.

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

CAPITAL  AND MARKET PRICES , STOCK DATA AND DIVIDENDS
-----------------------------------------------------

At March 31, 1998 Oriental's total capital increased by $18.4 million or 21% to $104 million, from $85.6 million a year ago. This increase was mainly attained through earnings retention and a positive change in the valuation account for investment securities available-for-sale. See pages 1 and 3 of this report for Oriental's capital composition at the end of the period.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At the end of the period analyzed the Group had a leverage ratio of 7.82%; a Tier 1 risk-based ratio of 18.54%; and a total risk based capital ratio of 19.79% compared to 8.23%, 17.77% and 18.81% ,respectively, at the same date in fiscal 1997.

On August 11, 1997, the Group declared a five-for-four (25%) stock split on its 8,054,015 shares of common stock outstanding at September 30, 1997. As a result, 1,910,053 shares of common stock were issued on October 15, 1997 thus increasing shares to 9,965,940.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Refer to table L at page 25 for the high, low and closing prices of the Group's stock for each quarter of the last two fiscal periods. The price per share on the reported last sale price on the NYSE on March 31, 1988 was $37.13. This represents an increase of 77% from the last sale price a year ago of $ 20.10 already adjusted for the five-for-four (25%) stock split. The book value at March 31, 1998 rose to $10.39 from $8.63 reported at the same date last year.

                               ORIENTAL FINANCIAL GROUP

                               SELECTED FINANCIAL DATA

                                   (IN THOUSANDS)


                                                                   MARCH 31,              MARCH 31,              JUNE 30,
                                                                     1998                   1997                   1997
-----------------------------------------------------------------------------------------------------------------------------------
     TABLE J - LIABILITIES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

     DEPOSITS                                                    $    551,483            $  467,470            $  497,542
     REPURCASE AGREEMENTS                                             380,757               226,197               247,915
     OTHER BORROWINGS                                                 193,649               214,217               204,816
                                                                 ------------            ----------            ----------
     INTEREST-BEARING LIABILITIES                                   1,125,889               907,884               950,273
     NON INTEREST-BEARING LIABILITIES                                  31,584                28,832                28,929
                                                                 ------------            ----------            ----------
     TOTAL  LIABILITIES                                          $  1,157,473            $  936,716            $  979,202
                                                                 ------------            ----------            ----------
     AS A % OF TOTAL INTEREST -BEARING LIABILITIES:

     DEPOSITS                                                              49%                   51%                   52%
     REPURCASE AGREEMENTS                                                  34%                   25%                   26%
     OTHER BORROWINGS                                                      17%                   24%                   22%
                                                                 ------------            ----------            ----------
     INTEREST-BEARING LIABILITIES                                         100%                  100%                  100%
                                                                 ------------            ----------            ----------
---------------------------------------------------------------------------------------------------------------------------------
     TABLE J1 - DEPOSITS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    %                     %                   %
                                                                                  -----                 -----               -----

     SAVINGS ACCOUNTS                                               $  76,120     13.8%   $  71,335     15.3%   $  72,872    14.6%
     DEMAND AND NOW ACCOUNTS                                           32,053      5.8%      32,599      7.0%      34,123     6.9%
                                                                 ------------------------------------------------------------------
     TOTAL  SAVINGS, DEMAND AND NOW ACCOUNTS                          108,173     19.6%     103,934     22.3%     106,995    21.5%
     CERTIFICATES OF DEPOSIT                                          346,553     62.8%     299,745     64.1%     310,320    62.4%
     IRA ACCOUNTS                                                      93,310     16.9%      61,096     13.1%      77,516    15.6%
                                                                 ------------------------------------------------------------------
     TOTAL DEPOSITS (excluding accrued interest)                      548,036     99.3%     464,775     99.5%     494,831    99.5%
     ACCRUED INTEREST                                                   3,447      0.7%       2,695      0.5%       2,711     0.5%
                                                                 ------------------------------------------------------------------
     TOTAL DEPOSITS                                                $  551,483    100.0%   $ 467,470    100.0%   $ 497,542   100.0%
                                                                 ------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
     TABLE J2 - OTHER BORROWINGS SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
     FHLB FUNDS                                                     $  79,000             $  78,100             $  89,800
     BONDS PAYABLE                                                        149                   617                   516
     TERM NOTES                                                       114,500               135,500               114,500
     LINES OF CREDIT                                                        -                     -                     -
                                                                 ------------            ----------            ----------
     TOTAL OTHER BORROWINGS                                        $  193,649            $  214,217            $  204,816
                                                                 ------------            ----------            ----------
-----------------------------------------------------------------------------------------------------------------------------------
     TABLE K - CAPITAL  AND CORRESPONDING REGULATORY
               CAPITAL RATIOS (IN PERCENT):
-----------------------------------------------------------------------------------------------------------------------------------

     CAPITAL                                                       $  103,967             $  85,644             $  89,394
                                                                 ------------            ----------            ----------
     OUTSTANDING SHARES                                                10,004                 9,923                 9,988
                                                                 ------------            ----------            ----------
     DIVIDENDS DECLARED                                              $  3,956              $  3,170              $  4,369
                                                                 ------------            ----------            ----------
     LEVERAGE CAPITAL                                                    7.82%                 8.23%                 8.17%
                                                                 ------------            ----------            ----------
     TIER 1 RISK-BASED CAPITAL                                          18.54%                17.77%                17.53%
                                                                 ------------            ----------            ----------
     TOTAL RISK-BASED CAPITAL                                           19.79%                18.81%                18.66%

                                                                 ------------            ----------            ----------
-----------------------------------------------------------------------------------------------------------------------------------
     TABLE L - MARKET PRICES AND STOCK DATA
-----------------------------------------------------------------------------------------------------------------------------------

     CLOSING PRICE                                                   $  37.13              $  20.10              $  22.60
                                                                 ------------            ----------            ----------
     HIGH                                                               39.13                 21.60                 22.60
                                                                 ------------            ----------            ----------
     LOW                                                                33.13                 16.70                 18.20
                                                                 ------------            ----------            ----------
     BOOK VALUE                                                         10.39                  8.63                  8.95
                                                                 ------------            ----------            ----------
     DIVIDEND PER SHARE                                              $  0.150              $  0.120              $  0.120
                                                                 ------------            ----------            ----------
     PAYOUT RATIO                                                       25.37%                25.57%                24.40%
                                                                 ------------            ----------            ----------
     DIVIDEND YIELD                                                      1.81%                 2.70%                 2.63%
                                                                 ------------            ----------            ----------


     The following provides the high and low prices of the Group's stock for each quarter of the last two fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.


                QUARTER ENDED                                         HIGH                   LOW               PER SHARE
------------------------------------------------------       ------------------       ----------------    -------------------
     MARCH 1998                                                      $  39.13              $  33.13              $  0.150
                                                                 ------------            ----------            ----------
     DECEMBER 1997                                                      31.50                 24.50                 0.125
                                                                 ------------            ----------            ----------
     SEPTEMBER 1997                                                     29.70                 22.60                 0.125
                                                                 ------------            ----------            ----------
     JUNE 1997                                                          22.60                 18.20                 0.120
                                                                 ------------            ----------            ----------
     MARCH 1997                                                         21.60                 16.70                 0.120
                                                                 ------------            ----------            ----------
     DECEMBER 1996                                                      17.60                 14.60                 0.100
                                                                 ------------            ----------            ----------
     SEPTEMBER 1996                                                  $  13.08              $  13.00              $  0.100
                                                                 ------------            ----------            ----------

YEAR 2000 COMPLIANCE
--------------------

The Group has a Year 2000 compliance committee that consists of senior management, MIS and internal audit personnel and two outside consultants. This committee has organized a contingency plan to identify and correct all of the Group's computer applications and softwares that were designed and develop without considering the impact of the upcoming change in the century. This process is well under way and management estimates that the costs of addressing the Year 2000 issues will not exceed $1 million. Most of this cost first relates to the assignment of internal staff rather than hiring of outside consultants or additional staff and second to the purchase of equipment and software, the cost of which will be amortized over a number of years. Management therefore does not anticipate a material impact to the Group's results of operations or financial position and that the Group will be in full compliance when the turn of the century arrives.

During the quarter, the committee determined that all of the Group's systems are Year 2000 compliant with the exception of a portion of the trust (expected June 1998) and the broker-dealer (expected December 1998) . The Group will begin testing to insure compliance during May 1998.

OTHER  INFORMATION
------------------

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

ITEM 2.     CHANGES IN SECURITIES - NONE


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  - NONE


ITEM 5.     OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


A - FINANCIAL STATEMENTS SCHEDULES
----------------------------------

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K
-----------------------

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30,1997.

C - EXHIBITS
------------

Exhibits  filed as part of  this Form 10-Q


       NO.             EXHIBITS                       PAGE
-------------   ------------------------------    -------------
27.0             Financial Data Schedule               E-1


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.


DATE:     May 13, 1998                By:  /s/ Jose E. Fernandez
        -----------------                 ------------------------------
                                          JOSE E. FERNANDEZ
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER


DATE:     May 13, 1998                By:  /s/  Ricardo N. Ramos
       ------------------                  -----------------------------
                                           RICARDO RAMOS
                                           SENIOR VICE PRESIDENT FINANCE