Form 10-K
period 1998-06-30
ORIENTAL FINANCIAL GROUP INC
filed 1998-10-13
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

As of September 10, 1998 the Group had 10,154,358 shares of common stock outstanding, including 2,709,737 shares held by all directors and officers of the Registrant and by the Group as treasury shares. The aggregate market value of the common stock held by non-affiliates of the Group was $273,589,822 based upon the reported closing price of $36.75 on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Group's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated herein by reference in response to
     Item 1 of Part I and Item 8 of Part II.

2. Portions of the Group's Definitive Proxy Statement relating to the 1998 Group's Stockholders Annual Meeting are incorporated herein by reference in response to Items 10 through 13 of Part III.

                          ORIENTAL FINANCIAL GROUP INC.
                                    Form 10-K
                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
-----------------------------------------------------------------------------------------------------------

PART - I
-----------------------------------------------------------------------------------------------------------
ITEM - 1    Business                                                                               3-7
ITEM - 2    Properties                                                                               8
ITEM - 3    Legal Proceedings                                                                        8
ITEM - 4    Submissions of Matters to the Vote of Security Holders                                   8




PART - II
-----------------------------------------------------------------------------------------------------------

ITEM - 5    Market for Registrant's Common Stock and Related Stockholder Matters                     8
ITEM - 6    Selected Financial Data                                                                  9
ITEM - 7    Management's Discussion and Analysis of Financial Condition and Results of Operations    9
ITEM - 7A   Quantitative and Qualitative Disclosures About Market Risk                               9
ITEM - 8    Financial Statements and Supplementary Data                                              9
ITEM - 9    Submissions to Matters to Vote of Security Holders                                       9


PART - III
-----------------------------------------------------------------------------------------------------------

ITEM - 10   Directors and Executive Officers of the Registrant                                       9
ITEM - 11   Executive Compensation                                                                   9
ITEM - 12   Security Ownership of Certain Beneficial Owners and Mangement                            9
ITEM - 13   Certain Relationships and Related Transaction                                            9


PART - IV
-----------------------------------------------------------------------------------------------------------

ITEM - 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      9-10


PART - I

ITEM 1 - BUSINESS

Oriental Financial Group Inc. (the "Group" or "Oriental") is a diversified, publicly owned bank holding company, incorporated in 1997 under the laws of the Commonwealth of Puerto Rico which provides a wide variety of financial services through its direct and indirect subsidiaries.

Oriental Bank and Trust (the "Bank"), the Group's main subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with seventeen branches located throughout the island. The Bank was incorporated in 1964 as a federal mutual savings and loan association, it became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto and equipment lease financing, financial planning, money management and investment brokerage services, and corporate and individual trust services.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956 ( the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico ("Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured up to $100,000 per depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is further subject to the regulation of the Puerto Rico Finance Board ("Finance Board"). Other agencies, such as the National Association of Securities Dealers ("NASD"), and the Securities and Exchange Commission ("SEC"), regulate additional aspects of the Bank's operations. (See "Regulation and Supervision").

The Group is a legal entity separate and distinct from the Bank and the Bank's subsidiaries. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or certain of its other subsidiaries.

The Group's business is described on pages 1 through 16 of the of the Group's Annual Report to Shareholders for the year ended June 30, 1998, which information is incorporated herein by reference.

REGULATION AND SUPERVISION

GENERAL

The Group is a bank holding company subject to the supervision and regulation of the Federal Reserve Board under the BHC Act. As a bank holding company, the Group's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Group may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all the assets of any company in the United States including a bank, without the approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

The Bank is subject to extensive regulation and examination by the Commissioner and by the FDIC, which insures its deposits to the maximum extent permitted by law, and subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks, regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

HOLDING COMPANY STRUCTURE

The Bank is subject to restrictions under federal law that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers are limited to 10% of the transferring institution's capital stock and surplus with respect to any affiliate (including the Group), and with respect to all affiliates to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

Under the Federal Reserve Board policy, a bank holding company such as the Group, is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

Because the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (FDIA), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or
(2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The Bank is currently the only FDIC-insured depository institution subsidiary of the Group. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Law, the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against, the bank's capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to twenty percent (20%) of the original capital, the bank may not declare any dividends. In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividends when the Bank is undercapitalized, when the bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA").

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

As a system member, the Bank is entitled to borrow from the Federal Home Loan Bank of New York (FHLB-NY) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose are deemed to be not less than 30% of assets, or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

 FDICIA

Under FDICIA the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers:
"well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk- based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of the four categories. As of June 30, 1998, the Group is a "well-capitalized" institution.

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

INSURANCE OF ACCOUNTS AND FDIC INSURANCE ASSESSMENTS

The Bank's deposits accounts are insured up to the applicable limits by the Savings Associations Insurance Fund "SAIF" administered by the FDIC. The insurance of deposit accounts by SAIF subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, insurance of accounts of the Bank may be terminated by the FDIC.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following "supervisory subgroups": "A", "B", or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions of which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium. Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (BIF) and SAIF are to be assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. DIFA also provided for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF and to bring it up to statutory required levels of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits.

REGULATORY CAPITAL REQUIREMENTS

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

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain string capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to variety of enforcement remedies, including the termination deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 1998, the Group was in compliance with all capital requirements, exceeding those of a "well-capitalized" institution.

Information about the Group's capital and regulatory capital ratios as of June 30, 1998 and for four previous years is found in pages 23 and 24 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) (see Financial Data Index herein) and is incorporated herein by reference.

SAFETY AND SOUNDNESS STANDARDS

Section 39 of the FDIA, amended by the FDICIA, requires each federal banking agency to prescribe for all insured depository institutions, standards relating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. Pursuant to FDICIA, regulations to implement these operational standards were required to become effective on December 1, 1993.

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

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the Bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

The Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock.

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

The Banking Law generally restricts the amount the Bank can lend to one borrower to an amount which may not exceed 15% of the Bank's paid-in capital and reserve fund. The Bank may also not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. As of June 30, 1998, the maximum amount which the Bank could have loaned to one borrower was approximately $6.5 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the Bank, plus its reserve fund. There no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

The Finance Board, which composed of the of the Commissioner, the President of the Government Development Bank for Puerto Rico, the President of the Puerto Rico Housing Bank and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated business in the Commonwealth. The Finance Board promulgates regulations which specify maximum rates on various types of loans to individuals.

The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free competition. The Finance Board also has the authority to regulates maximum finance charges on retail installment sales contracts and for credit card purchases. There is no maximum rate for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

EMPLOYEES

At June 30, 1998 the Group employed 380 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good. For information about the Group's employee benefit plans refer to Note 14 of the Group's consolidated financial statements (see Financial Data Index herein).

ITEM 2 - PROPERTIES

As of June 30, 1998, the Bank owned 8 branch premises and other facilities throughout the Commonwealth. In addition, as of such date, the Bank leased properties for branch operations and main office in 9 locations in Puerto Rico. The Bank's management's believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:


- ORIENTAL CENTER - a four story office building located at 908 State Road, Humacao, Puerto Rico. A branch, the auditing and the computer center are the main activities conducted at this location. Approximately 60% of the office space is leased to outside tenants. The book value of this property at June 30, 1998 was $5,931,000.

- LAS CUMBRES BUILDING - two story structure located at 1990 Las Cumbres Avenue, Rio Piedras, Puerto Rico. A branch, the accounting, leasing and mortgage originating departments are the main activities conducted at this location. The book value of this property at June 30, 1998 was $1,825,000.


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

PART - II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER  MATTERS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales prices for the Group's common shares for each quarter during fiscal 1998 and the previous two fiscal years, as well as cash dividends declared for the last three fiscal years, is included on the Group's Annual Report for the year ended June 30, 1998 under the "Capital, Stock Data and Dividends" caption in the MD&A, (see Financial Data Index herein) and is incorporated herein by reference.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption "Dividend Restrictions" in Item 1 herein.

Subsequent to the close of fiscal 1998, on August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. The stock split will be distributed on October 15, 1998. In addition, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. As a result 1,910,316 shares of common stock were distributed on October 15, 1997.

As of September 10, 1998 the Group had over 2,000 stockholders of record of its Common Stock, including all directors and officers of the Registrant, excluding beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Group's Common Stock on such date, as quoted on the NYSE was $36.75 per share.

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

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appears on page 14 in the MD&A (see Financial Data Index herein) and on page 53 in Note 21 in the consolidated financial statements (see Financial Data Index herein) and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages 13 through 28 in the MD&A (see Financial Data Index herein), and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group appears on page 27 in the MD&A (see Financial Data Index herein), under caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages 29 through 53 in the consolidated financial statements, and is incorporated herein by reference. The financial data index in page 12 of this report sets forth the listing of all reports required by this item and included herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART - III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Information with respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Group's definitive proxy statement for the Group's Stockholders Annual Meeting, filed with Securities and Exchange Commission on September 29, 1998, (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" "Report of the Compensation Committee on Executive Compensation and "Performance Graph" of the Proxy Statement is incorporated herein by reference.

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

PART - IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 - FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the Financial Data Index in page 12 of this report.

A2 - FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in A1 above.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30,1998.

C - EXHIBITS

Exhibits filed as part of this Form 10-K


           NO.                           EXHIBITS                             PAGE
----------------------    ------------------------------------------     --------------
           2.0            Agreement and Plan of Merger dated as          *
                          of June 18,1996 by and
                          between the Registrant, the Bank and
                          Oriental Interim Bank
           3.1            Amended and Restated Certificate of
                          Incorporation of Registrant                    *
           3.2            By-laws of Registrant                          *
          10.1            Employment Agreement between Jose E.
                          Fernandez and the Bank                         *
          10.2            Bank 1988 Stock Option Plan                    *
          10.3            Bank's Amended and Restated 1996 Stock
                          Option Plan                                    **
          10.4            Group's 1998 Stock Option Plan                 ***
          13.0            Registrant's Annual Report to
                          Shareholders for fiscal year ending June
                          30, 1998                                       E-1 to E-17****
          21.0            List of Subsidiaries                           E-18
          27.0            Financial Data Schedule                        E-19



*  -   Incorporated by reference from Registration Statement on
       Form 8-B filed by the Group on January 10, 1997.

**  -  Incorporated by reference from Definitive Proxy
       Statement (Attachment A) for the Group's 1997 Annual
       Meeting of Shareholders filed by the Registrant on September 19, 1997.

*** -  Incorporated by reference from Definitive Proxy
       Statement (Attachment A) for the Group's 1998 Annual
       Meeting of Shareholders filed by the Registrant on September 29, 1998.

**** - Those pages of the Group Annual Report to Shareholders for the fiscal year ending June 30, 1998 (the "Annual Report") are incorporated by reference in this Annual Report on Form 10-K and are being filed in electronic format as an exhibit herein. The Annual Report, including the remaining portions which are not incorporated by reference into this annual report on Form 10-K, is specifically incorporated by reference herein as an exhibit from the filing of such annual report in paper format by the Group on or about September 30, 1998 pursuant to Commission Rule 14a-3(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ORIENTAL FINANCIAL GROUP INC.
                                  (REGISTRANT)


                                            By: S/JOSE E. FERNANDEZ
                                               --------------------------
                                               Jose E. Fernandez
                                               Chairman of the Board, President
                                               and Chief Executive Officer
Dated:  10-9-98                                (Principal Executive and
      -----------                              Financial Officer)




                                            By: S/RAFAEL VALLADARES
                                               --------------------------
                                               Rafael Valladares
                                               Senior Vice President
                                               Comptroller
Dated:   10-9-98                               (Principal Accounting Officer)
      -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.


By:   S/JOSE E. FERNANDEZ
-----------------------------
Jose E. Fernandez
Chairman of the Board, President
and Chief Executive Officer                              Dated:   10-9-98
                                                                  -------
By:   S/PABLO I. ALTIERI
-----------------------------
Dr. Pablo I. Altieri
Director                                                 Dated:   10-9-98
                                                                  -------
By:   S/DIEGO PERDOMO
-----------------------------
Diego Perdomo
Director                                                 Dated:   10-9-98
                                                                  -------
By:   S/EFRAIN ARCHILLA
-----------------------------
Efrain Archilla
Director                                                 Dated:   10-9-98
                                                                  -------
By:   S/JULIAN INCLAN
-----------------------------
Julian Inclan
Director                                                 Dated:   10-9-98
                                                                  -------
By:   S/EMILIO RODRIGUEZ, JR.
-----------------------------
Emilio Rodriguez, Jr.
Director                                                 Dated:   10-9-98
                                                                  -------
By:   S/ALBERTO RICHA
Alberto Richa
Director                                                 Dated:   10-9-98
                                                                  -------

                         ORIENTAL FINANCIAL GROUP, INC.
                                    FORM-10K
                              FINANCIAL DATA INDEX


                                                                         PAGE
                                                                         ----
--------------------------------------------------------------------------------

FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 13-28

Selected Financial Data                                                      14

Quantitative and Qualitative Disclosures About Market Risk                   27


FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Report of Independent Accountants                                            -

Consolidated Statements of Financial Condition as of June 30,
1998 and 1997                                                               29

Consolidated Statements of Income for each of the years in the
three-year period ended June 30, 1998                                       30

Consolidated Statements of Changes in Stockholders' Equity
and of Comprehensive Income for each of the
years in the three-year period ended June 30, 1998                          31

Consolidated Statements of Cash Flows for each of the years in
the three-year period ended June 30, 1998                                   32

Notes to the Consolidated Financial Statements                           33-53


* The Group was given an unqualified opinion for the fiscal year ended June 30, 1998 by its independent accountant (Pricewaterhouse Coopers LLP) on an independent's accountant report signed on July 31, 1998. A copy of the independent accountant unqualified opinion appears on page 34 of the Group's Annual Report for the year ended June 30, 1998 and is incorporated herein by reference.

                         ORIENTAL FINANCIAL GROUP INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF FINANCIAL PERFORMANCE

In fiscal 1998 the Group earned a record $21.4 million, 20% over the $17.9 million (excluding SAIF assessment) earned in fiscal 1997.
Earnings per common share for fiscal 1998 were $2.15 per share (basic) or 19% higher than the $1.81 per share (basic) reported in fiscal 1997.

The Group's earnings growth reflects increases in both interest income and non-interest income, driven by a solid growth of 25% in interest-earning assets and strong performances in mortgage banking activities and trust, money management and brokerage fees. These factors served to offset the impact of increases in the provision for loan losses and in non-interest expenses. The Group's profitability ratios for fiscal 1998, represented returns of 1.74% on assets (ROA) and 21.24% on stockholder's equity (ROE) compared with 1.84% and 21.17%, respectively, in fiscal 1997.

During the second quarter of fiscal 1998, the Group sold its mortgage loans servicing portfolio, including $550 million serviced for others, to a local mortgage banking institution. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on mortgage originations, trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential.

Oriental's diversified asset base (excluding the mortgage servicing division which was sold) experienced an impressive growth of 25% that contributed to a large extent to income expansion across its business lines. At June 30, 1998, total financial assets owned or managed grew to $3.36 billion from the $2.7 billion owned or managed one year ago. Total financial assets at June 30, 1998, consisted of $1.31 billion owned by the Bank, $1.31 billion managed by the trust and $741 million gathered by the broker-dealer.

For fiscal 1998 the Group provided $9.6 million for loan losses compared with $4.9 million the year before. At June 30, 1998, the Group's allowance for loan losses amounted to $5.7 million or 1.03% of total loans versus $5.4 million or 1.00% of total loans the prior year. The higher provision for fiscal 1998 was primarily due to a response to the significant rise in net charge-offs experienced by the Group's consumer and leasing portfolios and to current and expected economic conditions.

The Group's focus in managing and controlling its non-interest expenses was reflected on earnings performance. Recurring non-interest expenses for fiscal 1998 increased 8% to $30.9 million from $28.7 million a year earlier. The efficiency ratio and the expense ratio for fiscal 1998 improved to 50.27% and 1.13%, respectively, from 52.76% and 1.34%, respectively, the year before.

Stockholders' equity at June 30, 1998, totaled $107.0 million compared to $89.4 million the year before, an increase of 20%. The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation ("FDIC") for bank or bank holding companies. Total risk-based and leverage capital ratios as of June 30, 1998 were 21.68% and 7.70%, respectively, which are well above the minimum capital ratios required by regulatory agencies.

The following pages discuss in detail the different components that resulted in the Group's continued profitability.

RESULT OF OPERATIONS

As a diversified financial services provider, the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Net interest income, the Group's main source of earnings, is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

SELECTED FINANCIAL DATA
FOR THE YEARS ENDED JUNE 30, (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                          1998           1997           1996           1995         1994
                                                      -----------    -----------    -----------    -----------  -----------
CONDENSED EARNINGS REPORT:
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                       $   101,580    $    82,629    $    70,447    $    58,143  $    46,475
INTEREST EXPENSE                                           58,139         45,098         37,694         30,423       22,843
                                                      -----------    -----------    -----------    -----------  -----------
 NET INTEREST INCOME                                       43,441         37,531         32,753         27,720       23,632
RECURRING NON-INTEREST INCOME                              17,303         14,774         11,961          9,157        8,363
NON-RECURRING NON-INTEREST INCOME                           5,342          2,578          2,801          2,275        1,609
RECURRING NON-INTEREST EXPENSES                            30,881         28,491         24,608         21,590       18,752
NON-RECURRING NON-INTEREST EXPENSES                           400          1,830              -              -            -
PROVISION FOR LOAN LOSSES                                   9,545          4,900          4,600          2,550        2,000
PROVISION FOR INCOME TAXES                                  3,850          3,100          3,571          2,905        3,025
                                                      -----------    -----------    -----------    -----------  -----------
 NET INCOME                                                21,410         16,562          4,736         12,107        9,827
SAIF ADJUSTMENT, NET OF TAXES                                   -          1,333              -              -            -
                                                      -----------    -----------    -----------    -----------  -----------
 NET INCOME EXCLUDING SAIF                            $    21,410    $    17,895    $    14,736    $    12,107  $     9,827
                                                      -----------    -----------    -----------    -----------  -----------
                                                      -----------    -----------    -----------    -----------  -----------
INCOME PER SHARE (EXCLUDING SAIF IN 1997):
----------------------------------------------------------------------------------------------------------------------------
BASIC                                                 $      2.15    $      1.81    $      1.47    $      1.27  $      1.31
                                                      -----------    -----------    -----------    -----------  -----------
DILUTED                                               $      2.08    $      1.74    $      1.41    $      1.19  $      1.21
                                                      -----------    -----------    -----------    -----------  -----------
DIVIDENDS DECLARED PER SHARE                          $      0.55    $      0.44    $      0.30    $      0.18  $      0.10
                                                      -----------    -----------    -----------    -----------  -----------
BOOK VALUE                                            $     10.65    $      8.95    $      8.03    $      6.97  $      6.13
                                                      -----------    -----------    -----------    -----------  -----------
MARKET PRICE                                          $     36.88    $     22.60    $     12.67    $     10.14  $      7.31
                                                      -----------    -----------    -----------    -----------  -----------
AVERAGE COMMON  SHARES OUTSTANDING                          9,946          9,888         10,038          9,560        7,528
AVERAGE POTENTIAL COMMON STOCK OPTIONS                        330            372            399            653          615
                                                      -----------    -----------    -----------    -----------  -----------
 TOTAL AVERAGES SHARES AND EQUIVALENTS                     10,276         10,260         10,437         10,213        8,143
                                                      -----------    -----------    -----------    -----------  -----------
                                                      -----------    -----------    -----------    -----------  -----------

PER SHARE FIGURES WERE RETROACTIVELY ADJUSTED FOR
THE EFFECT OF THE 25% STOCK SPLIT DISTRIBUTED ON
OCTOBER 15, 1997.

FISCAL END BALANCES:
----------------------------------------------------------------------------------------------------------------------------
TOTAL BANK ASSETS                                     $ 1,311,400    $ 1,068,600    $   877,400    $   744,400  $   655,000
TRUST ASSETS MANAGED                                    1,310,000      1,088,600        874,500        699,000      545,400
ASSETS GATHERED BY BROKER-DEALER                          741,400        524,900        293,100        195,400      153,200
                                                      -----------    -----------    -----------    -----------  -----------
 TOTAL FINANCIAL ASSETS BEFORE SERVICING                3,362,800      2,682,100      2,045,000      1,638,800    1,353,600
LOANS SERVICED TO THIRD PARTIES                                 -        515,700        401,300        272,900      153,700
                                                      -----------    -----------    -----------    -----------  -----------
 TOTAL FINANCIAL ASSETS                               $ 3,362,800    $ 3,197,800    $ 2,446,300    $ 1,911,700  $ 1,507,300
                                                      -----------    -----------    -----------    -----------  -----------
INVESTMENT AND TRADING SECURITIES                     $   706,652    $   468,594    $   350,736    $   289,106  $   279,303
LOANS AND LOANS HELD-FOR-SALE, NET                        545,420        532,970        476,110        409,391      339,216
                                                      -----------    -----------    -----------    -----------  -----------
 INTEREST-EARNING ASSETS                              $ 1,252,072    $ 1,001,564    $   826,846    $   698,497  $   618,519
                                                      -----------    -----------    -----------    -----------  -----------
DEPOSITS                                              $   571,431    $   497,542    $   382,557    $   313,542  $   249,192
REPURCHASE AGREEMENTS                                     416,171        247,915        242,335        195,337            -
BORROWINGS                                                189,388        204,816        145,466        137,472      327,870
                                                      -----------    -----------    -----------    -----------  -----------
 INTEREST-BEARING LIABILITIES                         $ 1,176,990    $   950,273    $   770,358    $   646,351  $   577,062
                                                      -----------    -----------    -----------    -----------  -----------
CAPITAL                                               $   107,030    $    89,394    $    79,903    $    69,705  $    55,684
                                                      -----------    -----------    -----------    -----------  -----------
REGULATORY CAPITAL RATIOS (IN PERCENT):
----------------------------------------------------------------------------------------------------------------------------

LEVERAGE CAPITAL                                            7.70%          8.17%          8.71%          8.89%        8.49%
                                                      -----------    -----------    -----------    -----------  -----------
TOTAL RISK-BASED CAPITAL                                   21.68%         18.66%         19.14%         17.73%       19.92%
                                                      -----------    -----------    -----------    -----------  -----------
TIER 1 RISK-BASED CAPITAL                                  20.45%         17.53%         18.07%         17.00%       18.90%
                                                      -----------    -----------    -----------    -----------  -----------
SELECTED FINANCIAL RATIOS (IN PERCENT):
----------------------------------------------------------------------------------------------------------------------------
AFTER ISSUANCE 845,000 NEW SHARES ISSUED IN 1994 AND BEFORE SAIF IN 1997.
RETURN ON AVERAGE EQUITY (ROE)                             21.24%         21.17%         19.30%         19.05%       26.52%
                                                      -----------    -----------    -----------    -----------  -----------
RETURN ON AVERAGE ASSETS (ROA)                              1.74%          1.84%          1.82%          1.77%        1.68%
                                                      -----------    -----------    -----------    -----------  -----------
AVERAGE EQUITY TO AVERAGE TOTAL ASSETS                      8.16%          8.69%          9.44%          9.31%        6.33%
                                                      -----------    -----------    -----------    -----------  -----------
EXPENSE RATIO                                               1.13%          1.34%          1.52%          1.61%        1.80%
                                                      -----------    -----------    -----------    -----------  -----------
EFFICIENCY RATIO                                           50.27%         52.76%         53.43%         59.65%       61.04%
                                                      -----------    -----------    -----------    -----------  -----------
OTHER INFORMATION:
----------------------------------------------------------------------------------------------------------------------------
NUMBER OF BANKING OFFICES                                      17             16             16             15           14
                                                      -----------    -----------    -----------    -----------  -----------

NET INTEREST INCOME

Net interest income for fiscal 1998 reached $43.4 million, 16% or $5.9 million higher than the $37.5 million reported in fiscal 1997. In fiscal 1996, net interest income was $32.8 million. This improvement in net interest income reflects an increase of $6.3 million due to a higher volume of net interest-earning assets; partially offset by an unfavorable effect in rate of $376,000, as a result of a reduction of 39 basis points in the interest rate margin. In fiscal 1998, interest rate spread and net interest margin were 3.57% and 3.80%, as compared to 3.89% and 4.19%, respectively, in fiscal 1997. In fiscal 1996, they were 4.03% and 4.38%, respectively.

Table 1 presents a comparative analysis of the net interest income and rates, excluding income tax effect, for the past three fiscal years.
It also presents for the last two years an analysis of the major categories of interest-earning assets and interest-bearing liabilities and their impact on the net interest income variances due to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.

The Group's interest income for fiscal 1998 increased by 23% or $19 million to $101.6 million from $82.6 million posted in fiscal 1997. In fiscal 1996, interest income totaled $70.4 million. The growth in interest income was driven by a positive volume variance of $19.4 million due to a larger average volume of interest-earning assets, offset by a negative rate variance of $470,000 resulting from a reduction of 33 basis points in the interest-earning assets yield performance.

Average interest-earning assets increased to $1.1 billion compared with $896 million in fiscal 1997, a 28% increase. The principal contributor to the growth in average interest-earning assets was a rise of 50% in average investment securities followed by an increase of 9% in average loans. This average investment volume growth was fueled by increases in investment and mortgage-backed securities which volume rose to $237 million and $341 million, respectively, from $135 million and $241 million, respectively, in fiscal 1997. There were two main reasons for the increase in investments and mortgage-backed securities. First, was the creation, during the latter part of fiscal 1997, of OBT International Branch under the International Banking Center Law which invests primarily in U.S. mortgage-baked securities that provide the Group significant tax advantages. Finally, was a shift in the Group's investing strategy due to the change in the GNMA's tax-exemption in July 1997. For more on this change to the Puerto Rico tax code refer to the income taxes section of the Consolidated Financial Statements included therein. As a result of these changes, total investments amounted to 52.3% of average interest-earning assets in fiscal 1998 versus 44.4% a year ago. The additional loan volume was another contributor to the rise in the Group's interest income. This volume growth relates mainly to increases in the real estate and consumer loans portfolios, which increased to $280 million and $104 million, respectively, from $249 million and $83 million, respectively, the year before.

The average yield on interest-earning assets for fiscal 1998 was 8.89% or 33 basis points lower than the 9.22% attained in fiscal 1997. The main reason for this reduction was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate. The average yield on investments securities fell to 6.84% or 14 basis points lower than the 7.00% attained in fiscal 1997, due to a general reduction on market rates. The yield on loans for fiscal 1998 improved to 11.14%, or 14 basis points higher than the 11.00% reported in fiscal 1997, mostly due to the significant growth in average consumer loans, which yield performance improved to 13.66%, 113 basis points higher than the 12.53% reported in fiscal 1997.

Interest expense for fiscal 1998 rose 29% or $13 million to $58.1 million from $45.1 million reported in fiscal 1997. In fiscal 1996, interest expense amounted $37.7 million. The increase was driven by a higher volume of interest-bearing liabilities used to fund the interest-earning assets growth that contributed to a rise in total interest expense during fiscal 1998 of $8 million. To a lesser extent, interest expense was positively affected by a rate variance of $118,000 due to lower average cost of funds attained in fiscal 1998.

Average interest-bearing liabilities for fiscal 1998 reached $1.1 billion versus $845 million in fiscal 1997, a 26% increase. They totaled $696 million in fiscal 1996. The growth in interest-bearing liabilities average volume reflect strong increases in the average volume of deposits and repurchase agreements which rose $97.2 million and $132.6 million, respectively. In fiscal 1998 average deposits rose to $528.2 million from $431 million in fiscal 1997, a $97.2 million or 23% increase. Certificates of deposits were the main contributor to the rise, increasing $58.5 million or 21.1%, followed by IRA accounts and savings and demand accounts, which increased by 45.1% or $27.1 million and 12.3% or $ 11.6 million, respectively. The average volume of repurchase agreements rose by 59% to $357.8 million from $225.2 million in fiscal 1997. The increase in certificates of deposit was concentrated in customer CD's, public funds and broker CD's. The rise in average repurchase agreements and FHLB advances was necessary to fund the asset growth at the OBT International Branch, as previously mentioned.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME

                                                                        INTEREST
                                                                        --------
        DESCRIPTION                                       1998            1997          1996
---------------------------------------------------    ----------     ----------     ---------

INTEREST-EARNING ASSETS:
-----------------------
 REAL ESTATE LOANS (2)                                 $   27,292      $  24,591     $  21,079
 CONSUMER LOANS                                            14,262         10,400         9,115
 COMMERCIAL LOANS                                           1,103          1,204           931
 FINANCING LEASES                                          17,997         18,575        17,863
                                                       ----------      ---------     ---------
   TOTAL LOANS (1)                                         60,654         54,770        48,988
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

 MORTAGE-BACKED SECURITIES                                 23,874         17,138        12,593
 INVESTMENT SECURITIES                                     15,863          9,642         7,508
 OTHER INTEREST-EARNING ASSETS                              1,189          1,079         1,358
                                                       ----------      ---------     ---------
   TOTAL INVESTMENTS                                       40,926         27,859        21,459
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

 TOTAL INTEREST-EARNING ASSETS                         $  101,580      $  82,629     $  70,447
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

INTEREST-BEARING LIABILITIES:
----------------------------
 SAVINGS AND DEMAND ACCOUNTS                           $    2,781      $   2,455     $   2,159
 CERTIFICATES OF DEPOSIT                                   18,134         14,649        12,483
 IRA'S AND ZERO COUPON BONDS                                5,282          3,908         2,744
                                                       ----------      ---------     ---------
   TOTAL DEPOSITS                                          26,197         21,012        17,386
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

 REPURCHASE AGREEMENTS                                     19,216         11,340         9,906
 LINES OF CREDIT                                               47            398           768
 FHLB ADVANCES                                              3,722          2,024         2,342
 FHLB BORROWINGS                                            1,579          1,601         1,466
 BONDS PAYABLE                                                 27             63           104
 TERM NOTES                                                 6,026          6,387         4,147
                                                       ----------      ---------     ---------
   TOTAL BASIC OTHER BORROWINGS                            30,617         21,813        18,733
 INTEREST RATE RISK MANAGEMENT                              1,325          2,273         1,575
                                                       ----------      ---------     ---------
   TOTAL ADJUSTED OTHER BORROWINGS                         31,942         24,086        20,308
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
TOTAL INTEREST-BEARING LIABILITIES                     $   58,139      $  45,098     $  37,694
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
NET INTEREST INCOME                                    $   43,441      $  37,531     $  32,753
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

NET INTEREST EARNING ASSETS

INTEREST RATE MARGIN

INTEREST-EARNING ASSETS TO INTEREST BEARING LIABILITIES RATIO

VOLUME / RATE ANALYSIS
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                                                                         AVERAGE BALANCE
                                                                         ----------------
                    DESCRIPTION                            1998          1997         1996
---------------------------------------------------    ----------     ----------     ---------
INTEREST-EARNING ASSETS:
------------------------
 REAL ESTATE LOANS (2)                               $    280,160      $ 249,364     $ 215,079
 CONSUMER LOANS                                           104,395         82,992        72,167
 COMMERCIAL LOANS                                           9,723          8,650         8,382
 FINANCING LEASES                                         150,011        156,769       148,786
                                                       ----------      ---------     ---------
   TOTAL LOANS (1)                                        544,289        497,775       444,414
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

 MORTAGE-BACKED SECURITIES                                341,018        240,828       171,757
 INVESTMENT SECURITIES                                    237,416        134,697       104,856
 OTHER INTEREST-EARNING ASSETS                             19,801         22,526        25,300
                                                       ----------      ---------     ---------
   TOTAL INVESTMENTS                                      598,235        398,051       301,913
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
 TOTAL INTEREST-EARNING ASSETS                       $  1,142,524      $ 895,826     $ 746,327
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

INTEREST-BEARING LIABILITIES:
-----------------------------
 SAVINGS AND DEMAND ACCOUNTS                         $    105,523      $  93,945     $  81,104
 CERTIFICATES OF DEPOSIT                                  335,228        276,751       225,400
 IRA'S AND ZERO COUPON BONDS                               87,453         60,269        39,840
                                                       ----------      ---------     ---------
   TOTAL DEPOSITS                                         528,204        430,965       346,344
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

 REPURCHASE AGREEMENTS                                    357,800        225,182       205,748
 LINES OF CREDIT                                              194          5,070         9,683
 FHLB ADVANCES                                             64,768         35,822        38,155
 FHLB BORROWINGS                                           25,577         26,000        23,545
 BONDS PAYABLE                                                301            721         1,195
 TERM NOTES                                               114,500        121,195        71,640
                                                       ----------      ---------     ---------
   TOTAL BASIC OTHER BORROWINGS                           563,140        413,990       349,966
 INTEREST RATE RISK MANAGEMENT                                  -              -             -
                                                       ----------      ---------     ---------
   TOTAL ADJUSTED OTHER BORROWINGS                        563,140        413,990       349,966
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
TOTAL INTEREST-BEARING LIABILITIES                   $  1,091,344      $ 844,955     $ 696,310
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
NET INTEREST INCOME

NET INTEREST EARNING ASSETS                          $     51,180      $  50,871     $  50,017
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
INTEREST RATE MARGIN

INTEREST-EARNING ASSETS TO INTEREST
  BEARING LIABILITIES RATIO                               104.69%        106.02%        107.18%
                                                       ----------      ---------     ---------

VOLUME / RATE ANALYSIS
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

TABLE 1 - ANALYSIS OF NET INTEREST INCOME

                                                                           AVERAGE RATE
                                                                           -------------
     DESCRIPTION                                                1998            1997         1996
---------------------------------------------------          ----------      ----------    ---------
INTEREST-EARNING ASSETS:

 REAL ESTATE LOANS (2)                                          9.74%          9.86%          9.80%
 CONSUMER LOANS                                                13.66%         12.53%         12.63%
 COMMERCIAL LOANS                                              11.35%         13.91%         11.10%
 FINANCING LEASES                                              12.00%         11.85%         12.01%
                                                              ------         ------         ------
   TOTAL LOANS (1)                                             11.14%         11.00%         11.02%
                                                              ------         ------         ------
                                                              ------         ------         ------
 MORTAGE-BACKED SECURITIES                                      7.00%          7.12%          7.33%
 INVESTMENT SECURITIES                                          6.68%          7.16%          7.16%
 OTHER INTEREST-EARNING ASSETS                                  5.92%          4.72%          5.34%
                                                              ------         ------         ------
   TOTAL INVESTMENTS                                            6.84%          7.00%          7.10%
                                                              ------         ------         ------
 TOTAL INTEREST-EARNING ASSETS                                  8.89%          9.22%          9.43%
                                                              ------         ------         ------
                                                              ------         ------         ------

INTEREST-BEARING LIABILITIES:

 SAVINGS AND DEMAND ACCOUNTS                                    2.64%          2.61%          2.66%
 CERTIFICATES OF DEPOSIT                                        5.41%          5.29%          5.54%
 IRA'S AND ZERO COUPON BONDS                                    6.04%          6.49%          6.89%
                                                              ------         ------         ------
   TOTAL DEPOSITS                                               4.96%          4.88%          5.02%
                                                              ------         ------         ------
                                                              ------         ------         ------

 REPURCHASE AGREEMENTS                                          5.37%          5.04%          4.81%
 LINES OF CREDIT                                               23.77%          7.75%          7.82%
 FHLB ADVANCES                                                  5.75%          5.65%          6.14%
 FHLB BORROWINGS                                                6.17%          6.16%          6.23%
 BONDS PAYABLE                                                  9.12%          8.75%          8.69%
 TERM NOTES                                                     5.26%          5.27%          5.79%
                                                              ------         ------         ------
   TOTAL BASIC OTHER BORROWINGS                                 5.44%          5.27%          5.35%
 INTEREST RATE RISK MANAGEMENT                                  0.24%          0.55%          0.45%
                                                              ------         ------         ------
   TOTAL ADJUSTED OTHER BORROWINGS                              5.67%          5.82%          5.80%
                                                              ------         ------         ------
                                                              ------         ------         ------
TOTAL INTEREST-BEARING LIABILITIES                              5.32%          5.33%          5.41%
                                                              ------         ------         ------
                                                              ------         ------         ------
NET INTEREST INCOME                                             3.57%          3.89%          4.03%
                                                              ------         ------         ------
                                                              ------         ------         ------
NET INTEREST EARNING ASSETS

INTEREST RATE MARGIN                                            3.80%          4.19%          4.38%
                                                              ------         ------         ------

INTEREST-EARNING ASSETS TO INTEREST BEARING LIABILITIES RATIO

VOLUME / RATE ANALYSIS
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


                                               FISCAL 1998 VS FISCAL 1997    FISCAL 1997 VS FISCAL 1996
                                               --------------------------    --------------------------
                                         VOLUME           RATE          TOTAL          VOLUME         RATE          TOTAL
                                       ----------      ---------      ---------       --------      ---------     ---------
INTEREST-EARNING ASSETS:
------------------------
 REAL ESTATE LOANS (2)                  $   3,037       $   (336)     $   2,701       $  3,360       $    152      $  3,512
 CONSUMER LOANS                             2,682          1,180          3,862          1,367            (82)        1,285
 COMMERCIAL LOANS                             149           (250)          (101)            30            243           273
 FINANCING LEASES                            (801)           223           (578)           958           (246)          712
                                       ----------      ---------      ---------       --------      ---------     ---------
   TOTAL LOANS (1)                          5,067            817          5,884          5,720             62         5,782
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------

 MORTAGE-BACKED SECURITIES                  7,130           (394)         6,736          5,062          (517)         4,545
 INVESTMENT SECURITIES                      7,353         (1,132)         6,221          2,135            (1)         2,134
 OTHER INTEREST-EARNING ASSETS               (129)           239            110           (148)         (131)          (279)
                                       ----------      ---------      ---------       --------      ---------     ---------
 TOTAL INVESTMENTS                         14,354         (1,287)        13,067          7,049          (649)         6,400
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------
   TOTAL INTEREST-EARNING ASSETS        $  19,421       $   (470)     $  18,951      $  12,769       $  (587)      $ 12,182
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------

INTEREST-BEARING LIABILITIES:
-----------------------------
 SAVINGS AND DEMAND ACCOUNTS            $     303       $     23      $     326      $     342       $   (46)      $    296
 CERTIFICATES OF DEPOSIT                    3,095            390          3,485          2,844          (678)         2,166
 IRA'S AND ZERO COUPON BONDS                1,763           (389)         1,374          1,407          (243)         1,164
                                       ----------      ---------      ---------       --------      ---------     ---------
   TOTAL DEPOSITS                           5,161             24          5,185          4,593          (967)         3,626
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------

 REPURCHASE AGREEMENTS                      6,678          1,198          7,876            936            498         1,434
 LINES OF CREDIT                             (378)            27           (351)          (361)            (9)         (370)
 FHLB ADVANCES                              1,635             63          1,698           (143)          (175)         (318)
 FHLB BORROWINGS                              (26)             4            (22)           153            (18)          135
 BONDS PAYABLE                                (37)             1            (36)           (41)             -           (41)
 TERM NOTES                                  (353)            (8)          (361)         2,869           (629)        2,240
                                       ----------      ---------      ---------       --------      ---------     ---------
   TOTAL BASIC OTHER BORROWINGS             7,519          1,285          8,804          3,413           (333)        3,080
 INTEREST RATE RISK MANAGEMENT                455         (1,403)          (948)           288            410           698
                                       ----------      ---------      ---------       --------      ---------     ---------
   TOTAL ADJUSTED OTHER BORROWINGS          7,974           (118)         7,856          3,701             77         3,778
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------
NET INTEREST INCOME                     $  13,135       $    (94)     $  13,041       $  8,294       $   (890)     $  7,404
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------
NET INTEREST EARNING ASSETS             $   6,286       $   (376)     $   5,910       $  4,475       $    303      $  4,778
                                       ----------      ---------      ---------       --------      ---------     ---------
                                       ----------      ---------      ---------       --------      ---------     ---------

NOTES:
------

  (1) - LOANS AVERAGE BALANCES EXCLUDE NON-PERFORMING LOANS.

  (2) - REAL ESTATE AVERAGE BALANCES INCLUDE LOANS-HELD-FOR-SALE.

The average cost of funds on interest-earning liabilities for fiscal 1998 was 5.32% or 1 basis point lower than the 5.33% attained in fiscal 1997. However, the cost of funds excluding the effect of the interest rate risk management activities increased during fiscal 1998. This increase was mostly related to a rise of 33 basis points in the cost of repurchase agreements, which represent 32.5% of total average interest-bearing liabilities, from 5.04% in fiscal 1997 to 5.37% in fiscal 1998. This funding cost increase was due to the replacing of 936 repurchase agreements, which currently represent 18% of Group's total repos portfolio versus 54% a year ago, with higher-cost conventional repurchase agreements. Said increase was offset by a decline in the cost of interest-hedging activities (swaps and caps) of 31 basis points.

PROVISION FOR LOAN LOSSES

For fiscal 1998 the Group provided $9.6 million for loan losses, an increase of $4.7 million or 95% as compared to the $4.9 million of fiscal 1997. The Group provided $4.6 million for fiscal 1996. The higher provision for fiscal 1998 was primarily due to a response to the significant rise in net charge-offs experienced by the Group's consumer and leasing portfolios. This increase was mainly due to a record level of personal bankruptcies experienced in Puerto Rico. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowance for loan losses, net charge-offs and credit quality statistics.

NON-INTEREST INCOME

Non-interest income rose 30% to $22.6 million in fiscal 1998, from $
17.4 million in fiscal 1997. In fiscal 1996, these revenues totaled $14.8 million. During fiscal 1998 non-interest income continued to be a major driver of the Group's earnings improvement as most of its categories experienced a strong growth in fiscal 1998, particularly fees generated by trust, money management and brokerage and mortgage banking activities (excluding fees from mortgage loans serviced for others which portfolio was sold to a local mortgage banking institution in October 1997), see Table 2.

Recurring non-interest income for fiscal 1998 totaled $17.3 million, which represents an increase of 17% or $2.5 million from the $14.8 million reported in fiscal 1997. In fiscal 1996, these revenues totaled $12.0 million. The ratio of recurring non-interest income to recurring non-interest expenses also increased to 56.03% in fiscal 1998 from 51.85% in fiscal 1997, showing that recurring non-interest income has become an important contributor to the growth in the Group's revenues, in line with the Group's business strategy.

Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, amounted to $3.8 million for fiscal 1998, a decrease of 23% when compared to the $4.9 million reported a year earlier. This net decrease was a combination of a decrease in lease handling fees, as result of Group's a lower leasing's lending activity, partially offset by an increase in fees on deposit accounts as a result of a larger volume of deposit accounts and revision of service charges. Table 3 summarizes the bank service fees and charges generated for of the periods analyzed.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1998. For fiscal 1998 totaled $8.4 million which represents an increase of 24% from the $6.8 million recorded the year before. This increase was possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary, see and "Financial Condition" section.

Recurring mortgage banking activities, which exclude fees on loans serviced to third parties, reached $4.5 million in fiscal 1998, $2.2 million or 95% higher than the $2.3 million earned in fiscal 1997. This increase was mostly achieved through greater mortgage origination volume and favorable market conditions for the sale of such loans in the secondary market. Table 4 presents the components of the Group's mortgage banking activities and certain relevant selected financial data for of the periods analyzed.

In October 1997, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced for others, to a local mortgage banking institution. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation reflects a wider strategy guiding the Group to concentrate on mortgage originations, trust, money management, brokerage, leasing, personal loans and deposit accounts with the highest earnings potential. As result of this sale, mortgage servicing fees decreased of 59% during fiscal 1998 as compared to fiscal 1997.

Gains on sale of securities were $1 million in fiscal 1998, a 21% increase from the $850,000 reported in fiscal 1997. All securities sales were from the available-for-sale portfolio and were made in connection with the Group's asset/liability management activities. Net gains from the sale of investment securities varies from year to year based on, among other things, the interest rate environment, alternative investment opportunities and the Group's goals in managing its available-for-sale portfolio. For further discussion of the Group's investment securities, see Note 3 of the attached Consolidated Financial Statements. Also, fiscal 1998 trading activities reflected profits of $915,000, a significant rise from the $54,000 realized in fiscal 1997. In fiscal
1998 the Group benefited from favorable market conditions.

                           ORIENTAL FINANCIAL GROUP
                           SELECTED FINANCIAL DATA
                                (IN THOUSANDS)

                                                           1998           1997          1996
                                                        ---------      ---------     ---------
 TABLE 2 - NON-INTEREST INCOME SUMMARY
----------------------------------------------------------------------------------------------
 BANK SERVICE FEES AND CHARGES                          $   3,793      $   4,909     $   3,801
 TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                 8,362          6,750         5,913
 RECURRING MORTGAGE BANKING ACTIVITIES                      4,485          2,297         1,702
 RENT AND OTHER OPERATING INCOME                              663            818           545
                                                        ---------      ---------     ---------
   RECURRING NON-INTEREST INCOME                           17,303         14,774        11,961
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 NET GAIN ON SALE OF INVESTMENTS                            1,030            849         1,482
 TRADING ACCOUNT INCOME (LOSS)                                915             54           (20)
 FEES FROM MORTGAGE LOANS HELD FOR OTHERS, NET OF
  AMORTIZATION                                                690          1,675         1,339
 NET GAIN ON SALE OF SERVICING ASSETS                       2,707              -             -
                                                        ---------      ---------     ---------
   NON RECURRING NON-INTEREST INCOME                        5,342          2,578         2,801
                                                        ---------      ---------     ---------
   TOTAL NON-INTEREST INCOME                            $  22,645      $  17,352     $  14,762
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 RECURRING NON-INTEREST-INCOME DISTRIBUTION:
 BANK SERVICE FEES AND CHARGES                               21.9%          33.2%         31.8%
 TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                  48.3%          45.7%         49.4%
 RECURRING MORTGAGE BANKING ACTIVITIES                       25.9%          15.5%         14.2%
 RENT AND OTHER OPERATING INCOME                              3.9%           5.6%          4.6%
                                                        ---------      ---------     ---------
                                                            100.0%         100.0%        100.0%
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 NON-INTEREST INCOME TO NON-INTEREST EXPENSES RATIO         56.03%         51.85%        48.61%
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 TABLE 3 - BANK SERVICE FEES SUMMARY:
 ---------------------------------------------------------------------------------------------
 SERIVICE CHARGES ON DEPOSIT ACCOUNTS                   $   1,547      $   1,211     $     830
 OTHER SERVICE FEES                                           165            166           132
 LOAN LATE CHARGES AND CREDIT LIFE INSURANCE FEES           1,269          1,082           982
 LEASING ORIGINATION FEES, NET                                812          2,450         1,857
                                                        ---------      ---------     ---------
                                                        $   3,793      $   4,909     $   3,801
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 TABLE 4 - MORTGAGE BANKING ACTIVITIES SUMMARY:
 ---------------------------------------------------------------------------------------------
 SERVICING ASSETS SOLD                                  $   2,499      $   1,766     $   1,200
 NET GAIN ON SALE OF LOANS                                  1,986            531           502
                                                        ---------      ---------     ---------
   RECURRING MORTGAGE BANKING ACTIVITIES                    4,485          2,297         1,702
 FEES FROM MORTAGE LOANS SERVICED FOR OTHERS, NET             690          1,675         1,339
 NET GAIN ON SALE OF SERVICING ASSETS                       2,707              -             -
                                                        ---------      ---------     ---------
   TOTAL MORTGAGE BANKING ACTIVITIES                    $   7,882      $   3,972     $   3,041
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 SELECTED RELEVANT DATA:
 MORTGAGE LOANS ORIGINATED                              $ 182,877      $ 138,085     $ 118,973
                                                        ---------      ---------     ---------
 MORTGAGE LOANS PURCHASED                               $  28,530      $  54,707     $  78,977
                                                        ---------      ---------     ---------
 MORTGAGE LOANS SOLD                                    $  57,511      $       -     $  23,448
                                                        ---------      ---------     ---------
 MORTGAGE LOANS SECURITIZED INTO MORTAGE-BACKED
  SECURITES                                             $ 102,300      $ 147,536     $  99,091
                                                        ---------      ---------     ---------

NON-INTEREST EXPENSES

As shown on Table 5 recurring non-interest expenses for fiscal year 1998 increased 8% to $30.9 million, as compared to $28.5 million in fiscal 1997. However, the efficiency ratio and the expense ratio for fiscal 1998 improved to 50.27% and 1.13%, respectively, from 52.76% and 1.34%, respectively, the year before; reflecting management's strict cost-control policy.

Employee compensation and benefits, the Group's largest expense category, amounted to $15.1 million for fiscal 1998, a slight increase of 2% or $343,000 when compared to the $14.7 million reported for fiscal 1997. This increase was driven by a growth in variable compensation which increased 5% or $243,000 due to the Group's greater use of a variable pay by performance compensation structure which is tied to productivity. For fiscal 1998 variable compensation represented 36% of total compensation versus 32% in fiscal 1997. Compensation and benefits as a percentage of total average assets ratio for fiscal 1998 improved to 1.22% versus 1.53% the year before. Table 6 presents the composition of the Group's employee compensation and benefits at the end of the periods analyzed.

All other recurring non-interest expenses for fiscal 1998 increased 15% to $15.8 million as compared to $13.8 million in fiscal 1997. This rise was led by an increase in advertising and promotion of 31% or $615,000, followed by increases in occupancy and equipment expenses and municipal and property taxes of 9% or $403,000 and 67% or $659,000, respectively. The increase in advertising and promotion resulted mainly from the ongoing campaign to increase the volume of business, promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in EDP depreciation and maintenance costs as result of the investment the Group has made to its systems to enable the Group to offer new products, expand electronic delivery channels and more important improve the customers service delivery.

On September 30, 1996, the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund. This bill called for a special one-time charge on institutions deposits on March 31, 1995, insured by the Savings Association Insurance Funds ("SAIF") of approximately 66 basis points. Accordingly, Oriental recorded a special charge of $1.8 million, net of taxes of $490,000, during the first quarter of fiscal 1997 to account for its share of the one-time payment of SAIF insurance premium.

PROVISION FOR INCOME TAXES

The provision for income taxes for fiscal 1998 amounted to $3.9 million compared with $3.1 million in fiscal 1997 and $3.6 million in fiscal 1996. The increase in fiscal 1998 was primarily attributable to higher pre-tax earnings of $5.6 million, partially offset by higher level of tax-exempt interest income. The effective tax rate for fiscals 1998, 1997 and 1996 was 15.2%, 15.7% and 17.2%, respectively. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income. Also, earnings related to Oriental's International Branch, created during the latter part of fiscal 1997, are exempt for income tax purposes. Please refer to Note 12 of the Consolidated Financial Statements for additional information on income taxes.

                           ORIENTAL FINANCIAL GROUP
                           SELECTED FINANCIAL DATA
                                (IN THOUSANDS)

                                                           1998           1997          1996
                                                        ---------      ---------     ---------
 TABLE 5 - NON-INTEREST EXPENSES SUMMARY
 ---------------------------------------------------------------------------------------------
 NON-INTEREST-EXPENSES COMPOSITION:
 COMPENSATION AND BENEFITS                              $  15,071      $  14,728     $  12,732
 OCCUPANCY AND EQUIPMENT                                    4,698          4,295         3,329
 PROFESSIONAL FEES                                          1,393          1,569         1,182
 ADVERTISING AND PROMOTION                                  2,602          1,987         1,575
 INSURANCE, INCLUDING DEPOSITS INSURANCE                      733            801         1,039
 REAL ESTATE OWNED EXPENSES                                    87            150           119
 COMMUNICATIONS                                             1,427          1,283         1,059
 MUNICIPAL AND PROPERTY TAXES                               1,633            974           934
 PRINTING, STATIONERY, POSTAGE AND SUPPLIES                   724            643           655
 OTHER OPERATING EXPENSES                                   2,513          2,061         1,984
                                                        ---------      ---------     ---------
   TOTAL RECURRING NON-INTEREST EXPENSES                   30,881         28,491        24,608
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 SAIF ONE-TIME ASSESSMENT                                       -          1,823             -
 OTHER NON-RECURRING EXPENSES                                 400              7             -
                                                        ---------      ---------     ---------
   TOTAL NON-RECURRING NON-INTEREST EXPENSES                  400          1,830             -
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

   TOTAL NON-INTEREST EXPENSES                          $  31,281      $  30,321     $  24,608
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 NON-INTEREST-EXPENSES DISTRIBUTION:
 COMPENSATION AND BENEFITS                                   48.2%          48.6%         51.7%
 OCCUPANCY AND EQUIPEMENT                                    15.0%          14.2%         13.5%
 ADVERTISING AND PROMOTION                                    8.3%           6.6%          6.4%
 OTHER RECURRING OPERATING EXPENSES                          27.2%          24.7%         28.4%
                                                        ---------      ---------     ---------
   TOTAL RECURRING NON-INTEREST EXPENSES                     98.7%          94.1%        100.0%
 NON-RECURRING NON-INTEREST EXPENSES                          1.3%           5.9%          0.0%
                                                        ---------      ---------     ---------
   TOTAL NON-INTEREST EXPENSES                              100.0%         100.0%        100.0%
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 CORRESPONDING RATIOS:
 EFFICIENCY RATIO                                           50.27%         52.76%        53.43%
                                                        ---------      ---------     ---------
 EXPENSE RATIO                                               1.13%          1.34%         1.52%
                                                        ---------      ---------     ---------

 TABLE 6 - COMPENSATION AND BENEFITS SUMMARY
 ---------------------------------------------------------------------------------------------
 COMPENSATION AND BENEFITS COMPOSITION:
 FIXED COMPENSATION                                     $   8,334      $   8,353     $   7,620
 VARIABLE COMPENSATION                                      5,417          5,174         3,999
 OTHER COMPENSATION AND BENEFITS                            1,320          1,201         1,113
                                                        ---------      ---------     ---------
   TOTAL COMPENSATION                                   $  15,071      $  14,728     $  12,732
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 COMPENSATION AND BENEFITS DISTRIBUTION:
 FIXED COMPENSATION                                          55.3%          56.7%         59.9%
 VARIABLE COMPENSATION                                       35.9%          35.1%         31.4%
 OTHER COMPENSATION AND BENEFITS                              8.8%           8.2%          8.7%
                                                        ---------      ---------     ---------
   TOTAL COMPENSATION                                       100.0%         100.0%        100.0%
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------
 COMPENSATION AND BENEFITS AS A PERCENTAGE (%) OF:
 TOTAL AVERAGE ASSETS                                        1.22%          1.53%         1.58%
                                                        ---------      ---------     ---------
 AVERAGE COMPENSATION PER EMPLOYEE                      $    38.8      $    36.9     $    34.3
                                                        ---------      ---------     ---------
 BANK ASSETS PER EMPLOYEE                               $   3,779      $   2,827     $   2,667
                                                        ---------      ---------     ---------

 GROUP'S WORK FORCE:
 BANK STAFF                                                   347            378           329
 TRUST STAFF                                                   23             33            28
 BROKERAGE STAFF                                               10             10            15
                                                        ---------      ---------     ---------
                                                              380            421           372
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

 AVERAGE # OF FULL EMPLOYEES                                  388            403           355
                                                        ---------      ---------     ---------

FINANCIAL CONDITION

As shown on Table 10 Oriental's diversified asset base (excluding the mortgage servicing division which servicing rights were sold on October
1997) experienced an impressive growth of 25% that contributed to a large extent to income expansion across its business lines. At June 30, 1998, total financial assets owned or managed grew to $3.4 billion from the $2.7 billion owned or managed one year ago. Total financial assets at June 30, 1998, consisted of $1.31 billion owned by the Bank, $1.31 billion managed by the trust and $741 million gathered by the broker-dealer. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

GROUP'S OWNED ASSETS

At the end of fiscal 1998 the Group's total assets amounted $1.31 billion, an increase of 23% when compared to the $1.07 billion at the end of the of fiscal 1997. At the same date, interest-earning assets reached $1.25 billion, an increase of $251 million or 23% versus the $1.0 billion at the end of the of fiscal 1997. This increase reflects a significant growth in total investments of $238 million or 51% and a $12 million or 2% increase in loans receivable, which includes loans held-for-sale and is net of the allowance for loan losses. Refer to Tables 7 and 10 for the Group's assets summary.

Total investments is Oriental's largest interest-earning assets component. It mainly consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is of a high quality, approximately 98% is rated AAA at the of fiscal 1998, and generates a significant amount of tax exempt interest which lowers the Group's effective tax rate.

The increase of $238 million in investment portfolio was driven by a strong growth in debt securities which grew to $256 million from $148 million the year before, an increase of $108 million or 73% This was primarily attributable to the significant increase in U.S. government and agency obligations, which picks up a higher after-tax yield, since they are exempt from Puerto Rico taxes. Also, mortgage-backed securities increased $130 million or 51% to $388 million from $257 million a year ago contributing to the increase in this interest-earning asset component. Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. During fiscal 1998, Oriental converted $102.3 million of loans held-for-sale into mortgage-backed securities. Refer to Table 8 for the Group's investments summary and composition.

At June 30,1998, Oriental's loan portfolio, the second largest category of the Group's interest-earning assets, amounted to $545 million for an increase of $12 million or 2% over the $533 million at the end of fiscal 1997. This rise was led by an increase in the consumer portfolio of 37% or $32 million, followed by real estate loans which increased $7 million or 2%, partially offset by reductions in lease financing and commercial loans portfolios of $25.5 million or 15% and $1.1 million or 10%, respectively. Table 9 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

At the end of fiscal 1998, the consumer loans portfolio totaled $122 million or 22% of the Group's loan portfolio, a 36% growth versus the $90 million or 17% of the Group's loan portfolio at the end of fiscal 1997. Personal loans which amounted to $92 million at the end of fiscal 1998, or 47% over the $62 million reported at the end of fiscal 1997, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards and credit scoring system.

The Group's real estate loans portfolio amounted to $278 million or 50% of the loan portfolio of the at the end of fiscal 1998, a 3% increase versus $271 million or 50% Group's loan portfolio the year before. The increase was mostly caused by an increase in originations due to the lower interest rate environment which increased the demand for mortgage loans for home purchases, as well as the demand for refinancing existing mortgages.

The Group's leasing portfolio amounted to $141.1 million or 26% of the loan portfolio of the at the end of fiscal 1998, a 15% decrease versus $166.7 million or 31% Group's loan portfolio a year ago. The decrease was due to a decline in the volume of originations largely attributed to the strengthening of the underwriting standards in response to credit losses experienced during the past year, see Provision for Loan Losses under Results of Operations.

TOTAL ASSETS MANAGED BY THE TRUST

Total assets managed by the Group's trust increased 20% to $1.3 billion at the end of fiscal 1998, up from $1.1 billion reported at the end of fiscal 1997. The most significant assets managed are individual retirement accounts (IRA) which increased to $460 million at the end of the period analyzed from $351 million a year ago. Oriental Trust offers various different type of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts.

                     ORIENTAL FINANCIAL GROUP
                     SELECTED FINANCIAL DATA
                         (IN THOUSANDS)

                                                         1998                        1997                         1996
                                                    -----------                 -----------                 -----------
TABLE 7 - ASSETS OWNED SUMMARY
----------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS                                   $   706,652                 $   468,594                  $  350,737
TOTAL LOANS, NET                                        545,420                     532,970                     475,912
                                                    -----------                 -----------                 -----------
 INTEREST-EARNING ASSETS                              1,252,072                   1,001,564                     826,649
NON INTEREST-EARNING ASSETS                              59,316                      67,032                      50,775
                                                    -----------                 -----------                 -----------
 TOTAL  ASSETS                                      $ 1,311,388                 $ 1,068,596                  $  877,424
                                                    -----------                 -----------                 -----------
                                                    -----------                 -----------                 -----------

TABLE 8 - INVESTMENTS SUMMARY AND COMPOSITION
----------------------------------------------------------------------------------------------------------------------------------
                                                                       %                             %                          %
                                                                     -----                         -----                     -----
TRADING SECURITIES                                  $    42,440       6.0%      $    25,276         5.4%    $       331       0.1%
MORTGAGE-BACKED SECURITIES                              387,553      54.8%          256,556        54.8%        212,688      60.6%
INVESTMENT SECURITIES                                   255,958      36.2%          148,495        31.7%        113,311      32.3%
FHLB STOCK                                               10,043       1.4%           10,043         2.1%          7,412       2.1%
MONEY MARKET INVESTMENTS                                 10,658       1.6%           28,224         6.0%         16,995       4.9%
                                                    -----------     ------      -----------       ------    -----------     ------
 TOTAL INVESTMENTS                                  $   706,652     100.0%      $   468,594       100.0%    $   350,737     100.0%
                                                    -----------     ------      -----------       ------    -----------     ------
                                                    -----------     ------      -----------       ------    -----------     ------

TABLE 9 - LOANS SUMMARY AND COMPOSITION
----------------------------------------------------------------------------------------------------------------------------------
                                                                      %                             %                         %
                                                                    -----                         -----                     -----
REAL ESTATE LOANS                                   $   278,256      50.5%      $   271,249        50.4%    $   236,736      49.3%
CONSUMER LOANS                                          122,281      22.2%           89,957        16.7%         80,663      16.8%
COMMERCIAL LOANS                                          9,428       1.7%           10,512         2.0%          7,177       1.5%
CONSTRUCTION LOANS                                            -       0.0%                -         0.0%            221       0.0%
FINANCING LEASES                                        141,113      25.6%          166,660        30.9%        155,808      32.4%
                                                    -----------     -----       -----------       -----     -----------     -----
 TOTAL LOANS AND LOANS HELD FOR SALE                    551,078     100.0%          538,378       100.0%        480,606     100.0%
                                                                    -----                         -----                     -----
ALLOWANCE FOR LOAN LOSSES                                (5,658)                     (5,408)                     (4,496)
                                                    -----------                 -----------                 -----------
 TOTAL LOANS, NET                                   $   545,420                 $   532,970                 $   476,110
                                                    -----------                 -----------                 -----------
                                                    -----------                 -----------                 -----------

TABLE 10 - FINANCIAL ASSETS SUMMARY
----------------------------------------------------------------------------------------------------------------------------------
TOTAL GROUP ASSETS OWNED                            $ 1,311,400                 $ 1,068,600                 $   877,400
TRUST ASSETS MANAGED                                  1,310,000                   1,088,600                     874,500
ASSETS GATHERED BY BROKER-DEALER                        741,400                     524,900                     293,100
                                                    -----------                 -----------                 -----------
 TOTAL FINANCIAL ASSETS BEFORE SERVICING              3,362,800                   2,682,100                   2,045,000
(A) LOANS SERVICED TO THIRD PARTIES                           -                     515,700                     401,343
                                                    -----------                 -----------                 -----------
 TOTAL FINANCIAL ASSETS                             $ 3,362,800                 $ 3,197,800                 $ 2,446,343
                                                    -----------                 -----------                 -----------
                                                    -----------                 -----------                 -----------

(A) SERVICING WAS SOLD TO A LOCAL FINANCIAL
    INSTITUTION IN OCTOBER 1997.

TABLE 11 - LIABILITIES SUMMARY
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES                        $ 1,176,990                 $   950,273                 $   770,358
NON INTEREST-BEARING LIABILITIES                         27,368                      28,929                      27,163
                                                    -----------                 -----------                 -----------
 TOTAL LIABILITIES                                  $ 1,204,358                 $   979,202                 $   797,521
                                                    -----------                 -----------                 -----------
                                                    -----------                 -----------                 -----------

TOTAL ASSETS GATHERED BY BROKER-DEALER

Total assets gathered by the broker-dealer from its customer investment accounts increased by 41% to $741 million from $525 million a year ago. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its clients base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds.

LIABILITIES

As shown in Table 11, at June 30, 1998, Oriental's total liabilities reached $1.2 billion, reflecting an increase of $225 million or 23% when compared to $979 million a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.17 billion at the end of fiscal 1998 versus $950 million the year before, a 24% increase, see Table 12. This growth was driven by increases in deposits and repurchase agreements of 15% or $74 million and 68% or $168 million, respectively.

Deposits at the end of fiscal 1998, the largest category of the Group's interest-bearing liabilities and a cost effective source of funding, reached $571 million, up 15% versus the $498 million a year ago. This growth was fueled by significant increases in certificate of deposits of $42.1 million or 10% and IRA accounts of $35.1 million or 45% followed by a modest growth of $5.5 million or 5% in savings, demand and NOW accounts. Table 13 presents the composition of the Group's deposits at the end of the periods analyzed.

In addition to deposits, Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At June 30, 1998, repurchase agreements and other borrowings amounted to $416 million and $189 million, respectively, compared to $248 million and $205 million, respectively, at the end of fiscal 1997. A substantial number of these repurchase agreements and borrowings have floating rates that are generally hedged through the Group's overall interest rate risk management process discussed in the Note 11 of the attached Group's financial statements.

The increase in repurchase agreements and other borrowings was necessary to fund the increase in interest-earning assets, particularly investment securities, experienced during the period. The increase in other borrowings was mainly due to increases in advances from the Federal Home Bank of New York ("FHLB-NY"). The FHLB system functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. As a member of the of the FHLB-NY the Group can obtain advances from the FHLB-NY, secured by the FHLB-NY stock owned by the Group, certain of the Group's mortgages and other assets. Table 14 presents the composition of the Group's other borrowings at the end of the periods analyzed.

CAPITAL, STOCK DATA AND DIVIDENDS

At June 30, 1998 Oriental's total capital increased by $17.6 million or 20% to $107 million, from $89.4 million a year ago. This increase was mainly attained through earnings of $21.4 million posted for fiscal 1998, combined with a positive change in the valuation account for investment securities available-for-sale, partially offset by dividends paid and stock repurchase. As authorized by the board of directors, the Group repurchased 120,000 and 228,000 shares during fiscal 1998 and 1997, respectively, of its common stock at a cost of $4,363,000 and $3,543,000, respectively. Of a total of 558,000 shares repurchased up to June 30, 1998, 336,500 shares were retired from circulation, as required by the Puerto Rico Banking law, in fiscal 1997 and 221,500 shares with a cost of $6,199,000 are held in treasury by the Group.

During fiscal 1998 and 1997, the Group declared dividends amounting to $5.4 million compared to $4.4 million in fiscal 1997, an increase of $1 million or 23%. This represents total dividends declared per common share of $0.55 for fiscal 1998 and $0.44 for fiscal 1997. The Group increased its quarterly dividend from $0.125 to $.015 per share, a 20% increase, during the third quarter of fiscal 1998. For fiscal 1998, the dividend payout ratio and dividend yield were 25.42% and 1.69%, respectively, compared to 24.4% and 2.63%, respectively, in the preceding fiscal year.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At June 30, 1998, the Group had a leverage ratio of 7.70%; a Tier 1 risk-based ratio of 20.45%; and a total risk-based capital ratio of 21.68% compared to 8.17%, 17.53% and 18.66%, respectively, at the same date in fiscal 1997.

On August 11, 1997, the Group declared a five-for-four (25%) stock split on its 8,054,015 shares of common stock outstanding at September 30, 1997. As a result, 1,910,053 shares of common stock were issued on October 15, 1997 thus increasing shares to 9,965,940 at such date.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Refer to Table 17 for the high, low and closing prices of the Group's stock for each quarter of the last three fiscal periods. The price per share on the reported last sale price on the NYSE on June 30, 1988 was $36.88. This represents an increase of 63% from the last sale price a year ago of $22.60, already adjusted for the five-for-four (25%) stock split. The book value per share at June 30, 1998, rose to $10.65 from $8.95 (as adjusted) a year earlier.

                     ORIENTAL FINANCIAL GROUP
                     SELECTED FINANCIAL DATA
                         (IN THOUSANDS)


                                                         1998                        1997                         1996
                                                     -----------                 -----------                  ----------
TABLE 12 - INTEREST-BEARING LIABILITIES SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------
                                                                      %                             %                          %
                                                                    -----                         -----                     -----
DEPOSITS                                            $   571,431      48.6%      $   497,542        52.4%     $  382,557       49.7%
REPURCASE AGREEMENTS                                    416,171      35.4%          247,915        26.1%        242,335       31.5%
OTHER BORROWINGS                                        189,388      16.0%          204,816        21.5%        145,466       18.8%
                                                    -----------     -----       -----------       -----      ----------
-----
 INTEREST-BEARING LIABILITIES                       $ 1,176,990     100.0%          950,273       100.0%        770,358      100.0%
                                                    -----------     -----       -----------       -----      ----------      -----
                                                    -----------     -----       -----------       -----      ----------      -----

TABLE 13 - DEPOSITS SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------
                                                                      %                             %                          %
                                                                     ----                         -----                     -----
SAVINGS ACCOUNTS                                    $    76,523      13.4%      $    72,872        14.6%     $   62,204       16.3%
DEMAND AND NOW ACCOUNTS                                  36,005       6.3%           34,123         6.9%         24,681        6.5%
CERTIFICATES OF DEPOSIT                                 342,439      59.9%          310,320        62.4%        239,390       62.6%
IRA ACCOUNTS                                            112,622      19.7%           77,516        15.6%         54,287       14.2%
ACCRUED INTEREST                                          3,842       0.7%            2,711         0.5%          1,995        0.4%
                                                    -----------     -----       -----------       -----      ----------      -----
 TOTAL DEPOSITS                                     $   571,431     100.0%      $   497,542       100.0%     $  382,557      100.0%
                                                    -----------     -----       -----------       -----      ----------      -----
                                                    -----------     -----       -----------       -----      ----------      -----


TABLE 14 - OTHER BORROWINGS SUMMARY AND
           COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------

FHLB FUNDS                                          $    74,800                 $    89,800                  $   46,000
BONDS PAYABLE                                                88                         516                         966
TERM NOTES                                              114,500                     114,500                      88,500
LINES OF CREDIT                                               -                           -                      10,000
                                                    -----------                 -----------                  ----------
 TOTAL OTHER BORROWINGS                             $   189,388                 $   204,816                  $  145,466
                                                    -----------                 -----------                  ----------
                                                    -----------                 -----------                  ----------

TABLE 15 - CAPITAL AND DIVIDENDS
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL                                             $   107,030                 $    89,394                  $   79,903
                                                    -----------                 -----------                  ----------
OUTSTANDING SHARES (SPLIT ADJUSTED IN 1997 AND
 1996)                                                   10,047                       9,987                       9,950
                                                    -----------                 -----------                  ----------
CAPITAL TO ASSETS RATIO                                    8.16%                       8.37%                       9.11%
                                                    -----------                 -----------                  ----------
DIVIDENDS DECLARED                                  $     5,442                 $     4,369                  $    3,184
                                                    -----------                 -----------                  ----------
DIVIDEND PER SHARE                                  $      0.55                 $      0.44                  $     0.30
                                                    -----------                 -----------                  ----------

TABLE 16 - CAPITAL REGULATORY RATIOS (IN PERCENT):
------------------------------------------------------------------------------------------------------------------------------------

LEVERAGE CAPITAL (minimum required - 3.00%)                7.70%                       8.17%                       8.71%
                                                    -----------                 -----------                  ----------
TOTAL RISK-BASED CAPITAL (minimum required - 8.00%)       21.68%                      18.66%                      19.14%
                                                    -----------                 -----------                  ----------
TIER 1 RISK-BASED CAPITAL (minimum required -
 4.00%)                                                   20.45%                      17.53%                      18.07%
                                                    -----------                 -----------                  ----------
TABLE 17 - MARKET PRICES AND STOCK DATA
------------------------------------------------------------------------------------------------------------------------------------

CLOSING PRICE                                       $     36.88                 $     22.60                  $    12.67
                                                    -----------                 -----------                  ----------
HIGH                                                $     46.13                 $     22.60                  $    16.15
                                                    -----------                 -----------                  ----------
LOW                                                 $     22.60                 $     14.60                  $    10.13
                                                    -----------                 -----------                  ----------
BOOK VALUE                                          $     10.65                 $      8.95                  $     8.03
                                                    -----------                 -----------                  ----------
PAYOUT RATIO                                              25.42%                      24.40%                      21.60%
                                                    -----------                 -----------                  ----------
DIVIDEND YIELD                                             1.69%                       2.63%                       2.86%
                                                    -----------                 -----------                  ----------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                       HIGH                         LOW                       DIVIDEND
QUARTER ENDED:                                         PRICE                       PRICE                      PER SHARE
-------------                                       -----------                 -----------                  ----------
FISCAL 1998
-----------
JUNE 1997                                              $  46.13                    $  36.88                    $  0.150
                                                    -----------                 -----------                  ----------
MARCH 1997                                             $  39.13                    $  33.13                    $  0.150
                                                    -----------                 -----------                  ----------
DECEMBER 1996                                          $  31.50                    $  24.50                    $  0.125
                                                    -----------                 -----------                  ----------
SEPTEMBER 1996                                         $  29.70                    $  22.60                    $  0.125
                                                    -----------                 -----------                  ----------

FISCAL 1997
-----------
JUNE 1997                                              $  22.60                    $  18.20                    $  0.120
                                                    -----------                 -----------                  ----------
MARCH 1997                                             $  21.60                    $  16.70                    $  0.120
                                                    -----------                 -----------                  ----------
DECEMBER 1996                                          $  17.60                    $  14.60                    $  0.100
                                                    -----------                 -----------                  ----------
SEPTEMBER 1996                                         $  13.08                    $  14.60                    $  0.100
                                                    -----------                 -----------                  ----------

FISCAL 1996
-----------
JUNE 1996                                              $  16.15                    $  13.75                    $  0.080
                                                    -----------                 -----------                  ----------
MARCH 1996                                             $  14.58                    $  13.33                    $  0.080
                                                    -----------                 -----------                  ----------
DECEMBER 1995                                          $  14.50                    $  11.57                    $  0.080
                                                    -----------                 -----------                  ----------
SEPTEMBER 1995                                         $  12.13                    $  10.13                    $  0.064
                                                    -----------                 -----------                  ----------

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At June 30, 1998, the Group's allowance for loan losses amounted to $5.7 million or 1.03% of total loans versus $5.4 million or 1.00% a year earlier. The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net charge-offs for fiscal 1998, totaled $9.3 million or 1.66% of average loans, compared to $4 million or 0.78%, respectively, in fiscal 1997. The level of net charge-offs recorded in fiscal 1998 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios, see Provision for Loan Losses under Results of Operations. Table 18 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics for the last five fiscal years.

As shown on Table 19, at June 30, 1998, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end fiscal 1998, the Group's non-performing assets reached $17.6 million or 1.34% of total assets, an increase of $1.9 million or 12% when compared to the $15.7 million or 1.47% of total assets a year earlier. The increase was principally due to an increase in non-performing loans.

The increase in non-performing loans was mainly financing leases, associated in part to the record level of personal bankruptcies experienced in Puerto Rico during the last year. As result, over the past year the Group's management carried out several actions, such as the full-implementation of a credit scoring system and the tightening of underwriting standards, to improve the portfolio's quality, as well as reducing its credit risk exposure. The result of such actions commenced to materialize during the latter part of the fiscal year as Oriental exhibited a significant improvement in asset quality as non-performing assets decreased from a high of $22.9 million or 4.07% of total assets at December 31, 1997 to $17.6 million or 1.34% of total assets at the end of fiscal 1998. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - Oriental places real estate loans delinquent 90 days or more in non-accruing status. Non-performing loans in this category are primarily residential mortgage loans. Even though these loans are in non-accruing status, based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - Commercial business loans are placed on non-accrual basis when they become 90 days past due. At the date of our analysis, the Group's non-performing commercial business loans consisted of twelve loans amounting to $640,000 (average of $53,333). Of the total balance, $446,000 or seven loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - Leases are placed on non-accrual status when they become 90 days past due. At the date of our analysis, Oriental's non-performing leases consisted of three hundred and seven auto leases amounting to $5.4 million (average of $17,590), and three hundred thirty-eight equipment leases amounting to $2.5 million (average of $7,396). Such loans are secured by the underlying collateral.

- CONSUMER LOANS - Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-performing consumer loans consisted of eighty-six loans amounting to $713,000 (average of $8,333).

- FORECLOSED REAL ESTATE - Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Therefore, no material losses are expected on the final disposition. Management is actively seeking prospective buyers for these foreclosed real estate properties.

- OTHER REPOSSESSED ASSETS - Other repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At June 30, 1998, the inventory of repossessed automobiles consisted of sixty-one units amounting to $951,000 (average of $10,670) and the inventory of repossessed equipment consisted of forty-four units amounting to $344,000 (average of $7,818).

                         ORIENTAL FINANCIAL GROUP
                         SELECTED FINANCIAL DATA
                          (IN THOUSANDS)

                                                          1998           1997           1996           1995           1994
                                                       ----------      ---------     ----------     ----------     ----------
 TABLE 18 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE AT BEGINNING OF FISCAL PERIOD
                                                       $    5,408      $   4,496     $    3,127     $    3,934     $    3,504
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 PROVISION FOR LOAN LOSSES                                  9,545          4,900          4,600          2,550          2,000
                                                       ----------      ---------     ----------     ----------     ----------
 CHARGE-OFFS                                              (11,484)        (5,261)        (3,979)        (3,519)        (1,844)
 RECOVERIES                                                 2,189          1,273            748            162            274
                                                       ----------      ---------     ----------     ----------     ----------
 NET CHARGE OFF'S                                          (9,295)        (3,988)        (3,231)        (3,357)        (1,570)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 BALANCE AT END OF FISCAL PERIOD                       $   5,658       $  5,408      $   4,496      $   3,127      $   3,934
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 CHARGE-OFFS:
 CONSUMER                                              $   (5,197)     $  (1,850)    $   (1,131)    $   (1,594)    $     (868)
 OVERDRAFT                                                   (397)            (3)          (229)             -            (42)
 REAL ESTATE                                                 (187)           (53)          (106)          (147)          (163)
 AUTO LEASES                                               (4,506)        (2,596)        (1,814)        (1,175)          (368)
 EQUIPMENT LEASES                                            (936)          (652)          (698)          (392)          (123)
 COMMERCIAL AND OTHERS                                       (261)          (107)            (1)          (212)          (280)
                                                       ----------      ---------     ----------     ----------     ----------
                                                          (11,484)        (5,261)        (3,979)        (3,519)        (1,844)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 RECOVERIES:
 CONSUMER                                                     417            250            205             59             72
 OVERDRAFT                                                     72             11             31              -              -
 REAL ESTATE                                                   12             30              -             25            202
 AUTO LEASES                                                1,110            685            350              -              -
 EQUIPMENT LEASES                                             435            271            147              -              -
 COMMERCIAL AND OTHERS                                        143             26             15             78              -
                                                       ----------      ---------     ----------     ----------    -----------
                                                            2,189          1,273            748            162            274
                                                       ----------      ---------     ----------     ----------    -----------
                                                       ----------      ---------     ----------     ----------    -----------
 NET CHARGE-OFFS:
 CONSUMER                                                  (4,780)        (1,600)          (926)        (1,535)          (796)
 OVERDRAFT                                                   (325)              8          (198)             -            (42)
 REAL ESTATE                                                 (175)           (23)          (106)          (122)            39
 AUTO LEASES                                               (3,396)        (1,911)        (1,464)        (1,175)          (368)
 EQUIPMENT LEASES                                            (501)          (381)          (551)          (392)          (123)
 COMMERCIAL AND OTHERS                                       (118)           (81)            14           (134)          (280)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       $   (9,295)     $  (3,988)    $   (3,231)    $   (3,357)    $   (1,570)
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 LOANS:
 OUTSTANDING AT JUNE 30,                               $  551,077      $ 538,378     $  480,606     $  412,519     $  343,150
                                                       ----------      ---------     ----------     ----------     ----------
 AVERAGE                                               $  560,184      $ 511,060     $  454,777     $  366,152     $  291,465
                                                       ----------      ---------     ----------     ----------     ----------
 RATIOS:
 RECOVERIES TO CHARGE-OFF'S                                 19.1%          24.2%          18.8%           4.6%          14.9%
                                                       ---------       --------      ---------      ---------      ---------
 NET CHARGE-OFFS TO AVERAGE LOANS                           1.66%          0.78%          0.71%          0.92%          0.54%
                                                       ---------       --------      ---------      ---------      ---------
 ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                   1.03%          1.00%          0.94%          0.76%          1.15%
                                                       ---------       --------      ---------      ---------      ---------

 TABLE 19 - NON-PERFORMING ASSETS (AT JUNE 30,)
-----------------------------------------------------------------------------------------------------------------------------
 NON-PERFORMING LOANS:
 REAL ESTATE LOANS                                     $    6,663      $   5,575     $    4,069     $    4,211     $    3,972
 CONSUMER LOANS                                               713          2,118          1,228            318            865
 COMMERCIAL LOANS                                             640            814            301            556              -
 CONSTRUCTION LOANS                                             -              -            211            926          1,111
 FINANCING LEASES                                           7,879          4,778          3,641          1,539          1,036
                                                       ----------      ---------     ----------     ----------     ----------
                                                       $   15,895      $  13,285     $    9,450     $    7,550     $    6,984
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 NON-PERFORMING ASSETS:
 NON-PERFORMING LOANS                                  $   15,895      $  13,285     $    9,450     $    7,550     $    6,984
 FORECLOSED REAL ESTATE                                       413            698            842            800          2,445
 REPOSSESSED VEHICLES                                         951          1,253            831            892             34
 REPOSSESSED EQUIPMENT                                        344            486            486            157             27
                                                       ----------      ---------     ----------     ----------     ----------
                                                       $   17,603      $  15,722     $   11,608     $    9,399     $    9,490
                                                       ----------      ---------     ----------     ----------     ----------
                                                       ----------      ---------     ----------     ----------     ----------
 RATIOS:
 NON-ACCRUAL LOANS TO TOTAL LOANS                           2.88%          2.47%          1.97%          1.84%          2.04%
                                                       ---------       --------      ---------      ---------      ---------
 ALLOWANCE TO NON-ACCRUAL LOANS                            35.60%         40.71%         47.58%         41.43%         56.33%
                                                       ---------       --------      ---------      ---------      ---------
 NON-PERFORMING ASSETS TO TOTAL ASSETS                      1.34%          1.47%          1.32%          1.26%          1.45%
                                                       ---------       --------      ---------      ---------      ---------
 NON-PERFORMING ASSETS TO TOTAL CAPITAL                    16.45%         17.59%         14.53%         13.58%         17.04%
                                                       ---------       --------      ---------      ---------      ---------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's interest rate risk and asset/liability management are the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is comprised of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate risk. ALCO is also involved in the formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group's sources, uses and pricing of funds.

Interest rate risk can be defined as the exposure of the Group's operating results or financial position to adverse movements in market interest rates which mainly occurs when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a "maturity mismatch" or "gap". The Group employs various techniques to assess the degree of interest rate risk.

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. If (1) the weighted average rates in effect at June 30, 1998 remained constant, or increased or decreased on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increased or decrease accordingly; NII will fluctuate as shown on the table below:

                                       (IN THOUSANDS)
    --------------------------    ------------    -----------    ------------
           CHANGE IN                 EXPECTED       AMOUNT         PERCENT
         INTEREST RATE               NII (1)        CHANGE         CHANGE
    --------------------------    ------------    -----------    ------------
          Base Scenario               $39,657       $      -              -
        + 200 Basis points             34,957         (4,700)        -11.85%
        - 200 Basis points             43,583       $  3,926           9.90%

NOTE:

1. The NII figures showed exclude the effect of the amortization of loan fees.

The Group is liability sensitive due to its fixed rate and medium-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group utilizes interest rate swaps and caps as a hedging mechanism to offset said mismatch and control exposures of interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates. See additional information on Note 11 of the Group's Financial Statements included herein.

LIQUIDITY RISK MANAGEMENT

Liquidity refers to the level of cash, eligible investments easily converted into cash and available lines of credit available to meet unanticipated requirements. The objective of the Group's liquidity management is to ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and the wholesale borrowings maturities, and meet operating expenses. Other objectives pursued in the Group's liquidity management are the diversification of funding sources and the control of interest rate risk. Management tries to diversify the sources of financing used by the Group to avoid undue reliance on any particular source.

At the end of fiscal 1998, the Group's liquidity was deemed appropriate. It included $56 million available from unused lines of credit with other financial institutions and $36 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

At June 30, 1998, the Group had $11.1 million of outstanding loan commitments for unused line of credits and to originate loans. The Group anticipates that it will have the sufficient funds available to meet these obligations.

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

YEAR 2000 COMPLIANCE

The Group has a Year 2000 compliance committee that consists of senior management, MIS and internal audit personnel and two outside consultants. This committee has organized a contingency plan to identify and correct all of the Group's computer applications and softwares that were designed and develop without considering the impact of the upcoming change in the century. The committee determined that all of the Group's systems are Year 2000 compliant with the exception of a portion of the trust (expected June 1999) and the broker-dealer (expected December 1999). The Group began its testing to insure compliance in May 1998.

The process is well under way and management estimates that the costs of addressing the Year 2000 issues will not exceed $2.5 million. Most of this cost first relates to the purchase of equipment and software, the cost of which will be amortized over the useful life of the investment, and to the assignment of internal staff rather than hiring of outside consultants or additional staff. Management therefore does not anticipate a material impact to the Group's results of operations or financial position.

RECENT DEVELOPMENTS

STOCK SPLIT

Subsequent to the close of fiscal 1998, on August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. The stock split will be distributed on October 15, 1998. The pro-forma effect of this stock split on income per common share is disclosed in the Consolidated Statements of Income included herein.

                  ORIENTAL FINANCIAL GROUP INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    JUNE 30, 1998 AND 1997
                       (IN THOUSANDS)

ASSETS
--------------------------------------------------------------------------------
                                                          1998           1997
                                                     ------------   ------------
Cash and due from banks                              $      8,831   $     12,812
                                                     ------------   ------------
MONEY MARKET INVESTMENTS:

 Securities purchased under agreements to resell            5,000         15,000
 Time deposits with other banks                             2,000          8,000
 Other short-term investments, at cost                      3,658          5,224
                                                     ------------   ------------
  TOTAL MONEY MARKET INVESTMENTS                           10,658         28,224
                                                     ------------   ------------
INVESTMENT SECURITIES AND OTHER INVESTMENTS:
 Trading securities, at fair value                         42,440         25,276
 Investment securities available-for-sale, at
  fair value                                              481,360        203,261
 Investment securities held-to-maturity,
  at amortized cost, with a fair value of
  $164,404 in 1998 and $202,443 in 1997                   162,151        201,790
 Federal home loan bank (FHLB) stock, at cost              10,043         10,043
                                                     ------------   ------------
  TOTAL INVESTMENT SECURITIES AND OTHER INVESTMENTS       695,994        440,370
                                                     ------------   ------------
LOANS:
 Loans held-for-sale, at lower of cost or market           36,359         29,285
 Loans receivable                                         514,719        509,093
                                                     ------------   ------------
  TOTAL LOANS                                             551,078        538,378
 Allowance for loan losses                                 (5,658)        (5,408)
                                                     ------------   ------------
  TOTAL LOANS, NET                                        545,420        532,970
                                                     ------------   ------------
Accrued interest receivable                                14,926         12,350
Foreclosed real estate, net                                   413            698
Premises and equipment, net                                19,555         19,378
Other assets, net                                          15,591         21,794
                                                     ------------   ------------
TOTAL ASSETS                                         $  1,311,388   $  1,068,596
                                                     ------------   ------------
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                             $    571,431   $    497,542
Securities sold under agreements to repurchase            416,171        247,915
Advances and borrowings from Federal Home Loan Bank        74,800         89,800
Term notes and bonds payable                              114,588        115,016
Accrued expenses and other liabilities                     27,368         28,929
                                                     ------------   ------------
 TOTAL LIABILITIES                                      1,204,358        979,202
                                                     ------------   ------------
Commitments and contingencies                                   -              -
                                                     ------------   ------------
Stockholders' equity:

 Preferred stock, no par value; 5,000,000 shares
  authorized; none issued Common stock, $1
  par value; 20,000,000 shares authorized;
  10,047,358 and 7,989,787 issued and outstanding
  in 1998 and 1997, respectively                           10,047          7,990
 Additional paid-in capital                                27,363         28,631
 Legal surplus                                              5,908          4,002
 Retained earnings                                         63,756         49,694
 Treasury stock, at cost, 221,500 and 81,200 shares
   in 1998 and 1997, respectively                          (6,199)        (1,836)
 Accumulated other comprehensive income, net of
  taxes                                                     6,155            913
                                                     ------------   ------------
 TOTAL STOCKHOLDERS' EQUITY                               107,030         89,394
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY          $  1,311,388   $  1,068,596
                                                     ------------   ------------
                                                     ------------   ------------

                The accompanying notes are an integral part of
                    these consolidated financial statements

                      ORIENTAL FINANCIAL GROUP INC.

                   CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED ON JUNE 30, 1998, 1997 AND 1996

            (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                           1998           1997         1996
                                                        ---------      ---------     ---------
INTEREST INCOME:
 Loans                                                  $  60,654      $  54,770     $  48,988
 Mortgage-backed securities                                23,874         17,138        12,593
 Investment securities                                     15,863          9,642         7,508
 Other interest-earning assets                              1,189          1,079         1,358
                                                       ----------      ---------     ---------
  TOTAL INTEREST INCOME                                   101,580         82,629        70,447
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
INTEREST EXPENSE:
 Deposits                                                  26,197         21,012        17,386
 Securities sold under agreements to repurchase            19,216         11,340         9,906
 Other borrowed funds and interest rate risk management    12,726         12,746        10,402
                                                       ----------      ---------     ---------
  TOTAL INTEREST EXPENSE                                   58,139         45,098        37,694
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
  NET INTEREST INCOME                                      43,441         37,531        32,753

Provision for loan losses
                                                            9,545          4,900         4,600
                                                       ----------      ---------     ---------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      33,896         32,631        28,153

NON-INTEREST INCOME:
 Bank service charges and fees                              3,793          4,909         3,801
 Trust, money management and brokerage fees                 8,362          6,750         5,913
 Mortgage banking activities                                5,175          3,972         3,041
 Gain on sale of investment securities                      1,030            849         1,482
 Trading account income (loss)                                915             54           (20)
 Gain on sale of servicing rights                           2,707              -             -
 Rent and other operating income                              663            818           545
                                                       ----------      ---------     ---------
  TOTAL NON-INTEREST INCOME                                22,645         17,352        14,762
                                                       ----------      ---------     ---------
NON-INTEREST EXPENSES:
 Compensation and benefits                                 15,071         14,728        12,732
 Occupancy and equipment                                    4,698          4,295         3,329
 Professional and service fees                              1,393          1,569         1,182
 Advertising and business promotion                         2,602          1,987         1,575
 Insurance, including deposits insurance                      733            801         1,039
 Real estate owned expenses                                    87            150           119
 Communications                                             1,427          1,283         1,059
 Municipal and other general taxes                          1,633            974           934
 Printing, postage, stationery and supplies                   724            643           655
 Other                                                      2,913          2,068         1,984
 SAIF one-time capitalization assessment                        -          1,823             -
                                                       ----------      ---------     ---------
  TOTAL NON-INTEREST EXPENSE                               31,281         30,321        24,608
                                                       ----------      ---------     ---------
  INCOME BEFORE INCOME TAXES                               25,260         19,662        18,307

Provision for income taxes                                  3,850          3,100         3,571
                                                       ----------      ---------     ---------
  NET INCOME                                            $  21,410      $  16,562     $  14,736
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
INCOME PER COMMON SHARE:

 Basic                                                  $    2.15      $    1.67     $    1.47
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
 Diluted                                                $    2.08      $    1.61     $    1.41
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
PRO-FORMA INCOME PER COMMON SHARE AFTER
 RETROACTIVE EFFECT OF (33.3%) STOCK SPLIT
 DECLARED IN AUGUST 1998 (UNAUDITED):

 Basic                                                  $    1.62      $    1.26     $    1.10
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
 Diluted                                                $    1.57      $    1.21     $    1.06
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements

                      ORIENTAL FINANCIAL GROUP INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      AND OF COMPREHENSIVE INCOME

           FOR THE YEARS ENDED ON JUNE 30, 1998, 1997 AND 1996

                            (IN THOUSANDS)

                                                           1998          1997           1996
 CHANGES IN STOCKHOLDERS' EQUITY:                       ---------      ---------     ---------
-------------------------------------------------------------------------------------------------
COMMON STOCK:
 Balance at beginning of period                         $   7,990       $  6,633      $  5,334
 Stock split                                                1,910          1,318         1,341
 Stock options exercised                                      147            120            98
 Common stock repurchased and retired                           -            (81)         (140)
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                 10,047          7,990         6,633
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of period                            28,631         31,234        34,528
 Stock split                                               (1,910)        (1,318)       (1,341)
 Stock options exercised                                      642            341           329
 Common stock repurchased and retired                           -         (1,626)       (2,282)
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                 27,363         28,631        31,234
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
LEGAL SURPLUS:
 Balance at beginning of period                             4,002          2,498         1,211
 Transfer from retained earnings                            1,906          1,504         1,287
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                  5,908          4,002         2,498
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
RETAINED EARNINGS:
 Balance at beginning of period                            49,694         39,005        28,740
 Net income                                                21,410         16,562        14,736
 Dividends declared and cash paid on fractional shares     (5,442)        (4,369)       (3,184)
 Transfer to legal surplus                                 (1,906)        (1,504)       (1,287)
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                 63,756         49,694        39,005
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
TREASURY STOCK:
 Balance at beginning of period                            (1,836)             -             -
 Treasury stock purchased                                  (4,363)        (1,836)            -
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                 (6,199)        (1,836)            -
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES:
 Balance at beginning of period                               913            533          (108)
 Net change in fair value of securities
  available-for-sale, net of taxes                          5,242            380           641
                                                       ----------      ---------      --------
  BALANCE AT END OF PERIOD                                  6,155            913           533
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
TOTAL STOCKHOLDERS' EQUITY                              $ 107,030       $ 89,394      $ 79,903
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
 COMPREHENSIVE INCOME:
----------------------------------------------------------------------------------------------
NET INCOME                                              $  21,410       $ 16,562      $ 14,736
                                                       ----------      ---------      --------
OTHER COMPREHENSIVE INCOME, NET OF TAX:


 Unrealized net gains on securities arising
  during the period                                         5,375            407           641
 Less: reclass adjustment for gains and losses
   included in net income                                    (133)           (27)            -
                                                       ----------      ---------      --------
  NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-
   FOR-SALE, NET OF TAXES                                   5,242            380           641
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------
COMPREHENSIVE INCOME                                    $  26,652       $ 16,942      $ 15,377
                                                       ----------      ---------      --------
                                                       ----------      ---------      --------

   The accompanying notes are an integral part of these consolidated financial statements

                      ORIENTAL FINANCIAL GROUP INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

                YEARS ENDED ON JUNE 30, 1998, 1997 AND 1996

                             (IN THOUSANDS)

                                                                         1998            1997          1996
                                                                      ----------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                             $  21,410     $  16,562      $  14,736
                                                                      ----------     ---------      ---------
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Amortization of deferred loan origination fees and costs                (4,228)       (3,165)        (2,779)
  Amortization of premiums and accretion of discounts on
   investment securities                                                   1,157           451            559
  Depreciation and amortization of premises and equipment                  2,498         2,216          1,544
  Provision for loan losses                                                9,545         4,900          4,600
  Gain on sale of available-for-sale securities                           (1,030)         (849)        (1,482)
  Gain on sale of servicing assets                                        (2,707)            -              -
  Mortgage banking activities                                              4,485        (3,972)        (3,041)
   (increase) decrease in trading securities                             (14,200)      (24,945)        16,383
  Increase in accrued interest receivable                                 (2,576)       (2,282)        (2,022)
  Increase in other assets                                                (2,945)       (7,150)        (3,194)
   (decrease) increase in accrued expenses and liabilities                (3,554)        1,307         (1,501)
                                                                      ----------     ---------      ---------
   TOTAL ADJUSTMENTS                                                     (13,555)      (33,489)         9,067
                                                                      ----------     ---------      ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     7,855       (16,927)        23,803
                                                                      ----------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in securities purchased under
   agreements to resell                                                   10,000        (7,871)         3,875
 Purchases of investment securities available-for-sale                  (296,115)      (34,920)      (108,474)
 Sales of investment securities available-for-sale                       103,864       131,885         45,977
 Maturities of investment securities available-for-sale                   23,580         3,430         26,798
 Purchases of investment securities held-to-maturity                        (914)      (36,775)        (3,576)
 Maturities and redemptions of investment securities
   held-to-maturity                                                       37,297         5,768         49,481
 Purchases of Federal Home Loan Bank stock                                     -        (2,631)          (379)
 Redemption of Federal Home Loan Bank stock                                    -             -          1,824
 Proceeds from sale of loans held-for-sale                                57,904             -         23,448
 Proceeds from sale of servicing assets                                   11,855             -              -
 Net origination of loans                                               (182,146)     (202,015)      (188,079)
 Capital expenditures                                                     (2,675)       (3,659)        (4,350)
                                                                      ----------     ---------      ---------
   NET CASH USED IN INVESTING ACTIVITIES                              $ (237,350)    $(146,788)     $(153,455)
                                                                      ----------     ---------      ---------
                                                                      ----------     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in:
  Deposits                                                            $   73,889     $ 114,985      $  69,016
  Securities sold under agreements to repurchase                         168,256         5,580         46,998
  Borrowings under lines of credit                                             -       (10,000)         2,500
  Advances and borrowings from FHLB                                      (15,000)       43,800        (20,600)
 Issuance of term notes                                                        -        60,000         26,500
 Payment of term notes                                                         -       (34,000              -
 Principal payments of bonds payable                                        (428)          (45)          (406)
 Proceeds from exercise of stock options                                     789           461            429
 Repurchase of common stock and purchases of treasury stock               (4,363)       (3,543)        (2,424)
 Dividends and cash paid on fractional shares                             (5,195)       (4,037)        (3,076)
                                                                      ----------     ---------      ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              217,948       172,796        118,937
                                                                      ----------     ---------      ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (11,547)        9,081        (10,715)

Cash and cash equivalents at beginning of period                          26,036        16,955         27,674
                                                                      ----------     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   14,489     $  26,036      $  16,959
                                                                      ----------     ---------      ---------
                                                                      ----------     ---------      ---------
CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                              $    8,831     $  12,812      $   7,089
 Time deposits with other banks                                            2,000         8,000          7,500
 Other short-term investments                                              3,658         5,224          2,366
                                                                      ----------     ---------      ---------
                                                                      $   14,489     $  26,036      $  16,955
                                                                      ----------     ---------      ---------
                                                                      ----------     ---------      ---------
SUPPLEMENTAL DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:

 Interest paid                                                        $   55,806     $  44,261      $  37,839
                                                                      ----------     ---------      ---------
 Income taxes                                                              2,860         5,031          3,951
                                                                      ----------     ---------      ---------
 Real estate foreclosed as payment of loans                                  974         1,695            905
                                                                      ----------     ---------      ---------
 Real estate loans securitized into mortgage-backed securities        $  102,300     $ 147,536      $  99,091
                                                                      ----------     ---------      ---------

   The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       ORIENTAL FINANCIAL GROUP INC.

NOTE 1 - NATURE OF OPERATIONS:

Oriental Financial Group (the "Group" or, "Oriental") is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico which provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with seventeen branches located throughout the island. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto and equipment lease financing, financial planning, money management and investment brokerage services, corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Group conform with generally accepted accounting principles ("GAAP") and with practices within the banking industry. The following is a description of the Group's most significant accounting policies:

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions which affect the reported amounts of assets and liabilities as well as contingent assets and liabilities as of the date of the financial statements. These estimates and assumptions also affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INCOME PER COMMON SHARE

Earnings per share for all periods presented in the Consolidated Statements of Income are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which replaces the presentation of primary earnings per share with the presentation of basic earnings per share and requires the dual presentation of basic and diluted earnings per share computation on the face of the income statement for all entities with complex capital structures.

Basic earnings per share excludes potential dilution and is calculated by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Exercisable stock options outstanding under the Group's stock option plan were considered in the diluted earnings per share.

Weighted average common shares and potential common stock options outstanding at June 30, follow:

 (IN THOUSANDS)                               1998         1997           1996
 --------------                             --------    ---------      ---------
 AVERAGE COMMON SHARES OUTSTANDING             9,946        9,888         10,038
 AVERAGE POTENTIAL COMMON STOCK OPTIONS          330          372            399
                                            --------    ---------      ---------
   TOTAL                                      10,276       10,260         10,437
                                            --------    ---------      ---------

SECURITIES PURCHASED / SOLD UNDER AGREEMENTS TO RESELL / REPURCHASE

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group's policy to take possession or control of securities purchased under resale agreements. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where deemed appropriate. Also, the Group sells securities under agreements to repurchase the same or similar securities. Such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as a liability. The securities underlying the financing agreements remain included in the asset accounts.

INVESTMENT SECURITIES

Oriental classifies its investments in debt and equity securities into one of the following three categories:

- HELD-TO-MATURITY : Debt securities which the Group has the positive intent and ability to hold to maturity are carried at amortized cost. The Group may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a non-recurring or unusual event that could not have been reasonably foreseen occurs.

- TRADING: Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are carried at estimated fair value with realized and unrealized changes in market value are included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of net interest income rather than in the trading profit or loss account.

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

The investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at its par value. Such investment is carried at cost and its redemption value represents its fair value.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statement of income. Cost of securities is determined on the specific identification method.

DERIVATIVE FINANCIAL INSTRUMENTS

The Group enters into interest rate exchange agreements, such as swaps and caps, and other derivative financial instruments to manage its interest rate risk exposure. The net effect of amounts to be paid or received under interest rate swaps is recorded as adjustments to interest expense in the period in which realized. Premiums on caps are amortized over the term of the contract. Income or expenses arising from the instruments are recorded in the category appropriate to the related asset or liability.

MORTGAGE BANKING ACTIVITIES

The Group pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities. The Group also engages in the securitization of mortgage pools into CMOs. Mortgages included in the resulting GNMA and FNMA pools, CMO certificates and certain pools of conventional loans sold to investors are serviced by another institution.

Mortgage loans intended for sale in the secondary market are stated at the lower of cost or market and are reported as loans held-for-sale. When these loans are sold or securitized into mortgage-backed securities, a gain or loss is recognized to the extent that the fair value of the securities or cash received exceeds, or are less than, the carrying value of the loans sold. Also, the Group sells the rights to service these loans to another financial institution. The gains or losses resulting from these transactions are reported in the statement of income as part of mortgage banking activities.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their outstanding principal balance, less undisbursed portion, unearned interest and allowance for loan losses. Loan origination fees and costs are deferred and amortized over the estimated life of the loans as an adjustment of the yield using the interest method. Unearned interest on installment loans is recognized as income under a method which approximates the interest method. Interest on loans not made on a discounted basis is credited to income based on the loan principal outstanding at stated interest rates.

Recognition of interest on all loans is discontinued when loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that collection of interest or principal is doubtful. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Group measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair
value of the collateral, if the loan is collateral dependent.   All loans are
evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for leases and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment.

SERVICING ASSETS AND SALE OF THE MORTGAGE SERVICING PORTFOLIO

Mortgage loans serviced for others, which consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing, are not included in the accompanying financial statements. At June 30,1997, the Group's mortgage servicing portfolio and custodial escrow balances maintained in connection with the loans amounted to approximately $515,690,000 and $ 2,193,000, respectively. This portfolio and related servicing rights were sold to a local mortgage banking institution in October 1997. At the date of this transaction, the servicing portfolio and related servicing rights amounted to approximately $550,000,000 and $6,121,000, respectively. The Group recorded a net gain of $2.7 million on this transaction. For the years ended June 30, 1998, 1997 and 1996, the mortgage servicing portfolio generated servicing fees of $874,000, $2,376,000, and $1,732,000, respectively.

Before the sale of the Group's mortgage servicing portfolio, the Group recognized the rights to service mortgage loans for others as separate assets, whether those servicing rights were originated or purchased. The total cost of mortgage loans to be sold with servicing rights retained was allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. These servicing rights were amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights of $539,000 and $2,526,000 were capitalized in fiscals 1998 and 1997, respectively. At June 30, 1997, purchased and originated mortgage servicing rights totaled approximately $5,783,000. Amortization of servicing rights was $161,000 and $701,000 in 1998 and 1997, respectively. There were no write-downs of mortgage servicing rights to fair value in either fiscal year.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

Long-lived assets and identifiable intangibles related to those assets to be held and used, except for financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses reported in the result of operations in fiscal years 1998, 1997 and 1996.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

In January 1997, the Group adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities its has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Also, as required by SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125," the provisions dealing with repurchase agreements, dollar-roll, securities lending, and similar transactions, were adopted in January 1998. The adoption of these statements did not have a material impact on the Group's financial position or results of operations.

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

STOCK OPTION PLAN

SFAS 123, "Accounting for Stock-Based Compensation", supersedes and amends the guidance offered by Accounting Principles Board Opinion (APB) No. 25 relating to stock based compensation states that the cost associated with the stock option plan under which certain employees receive options to buy shares of stock of an entity must be recognized either by the fair value-based method or the intrinsic value-based method. Under the fair value-based method, cost is measured at the grant date based on the fair value of the employee stock option and is recognized ratably over the service period of the option, which is usually the vesting period. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

This statement, which prefers the use of the fair value-based method, allows entities to continue reporting its stock-based compensation arrangements under the intrinsic value-based method followed by APB No. 25. The Group believes that intrinsic value-based method better reflects the motivation for its issuance of stock options because they are incentives for future performance rather than compensation for past performance. Therefore, in adopting SFAS 123, the Group chose to continue to account for its stock option plans in accordance with APB No. 25. SFAS 123 requires entities that elect to retain the intrinsic value-based method prescribed by APB No. 25 to present pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied, if amounts are material. The Group presents these disclosures in Note 13.

NEW ACCOUNTING PRONOUNCEMENTS:

REPORTING COMPREHENSIVE INCOME

On June 30, 1998, the Group adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires the presentation of a statement of comprehensive income. In Oriental's case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available-for-sale.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of the statement will become effective for the Group with the financial statements that will be issued for fiscal 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. It also requires disclosure of product and services, geographic areas and major customers. This statement supersedes SFAS 14, " Financial Reporting for Segments of a Business Enterprise" , but retains the requirements to report information about major customers. Oriental's management has preliminarily determined that the Bank's operations and the trust and money management operations are the Group's business lines that fulfill the segment definition described above. This statement affects only financial statement presentation and disclosure. Therefore management believes that its adoption will not have any effect on the Group's financial position or results of operations.

ACCOUNTING FOR DERIVATIVE AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This new standard, which becomes effective for all fiscal quarters beginning after June 15, 1999, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has preliminarily determined to adopt this statement during either the second or third quarter of fiscal 1999 and believes that such adoption will not have a material effect on the Group's financial position or results of operations.

RECLASSIFICATIONS

Certain minor reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the presentation of the 1998 consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES:

TRADING SECURITIES:

The fair value of trading securities is based on quoted market prices. At June 30, 1998 and 1997, the Group's trading portfolio was comprised primarily of securities collateralized by real estate assets located in Puerto Rico or issued by U.S. government entities and pass-through interest only certificates (IO's)
with a fair market value of $42,440,000 and $25,276,000, respectively.   Gross
unrealized holding gains and losses in the trading portfolio at June 30, 1998 amounted to $741,000 and $1,600, respectively. These amounted to $41,400 and $19,800, respectively, at June 30, 1997. The trading portfolio's weighted average yield at such dates was 7.40% and 6.27%, respectively.

AVAILABLE-FOR-SALE :

The estimated fair value of investment securities available-for-sale is based on quoted market prices. The amortized cost, estimated fair value, and weighted average yield of debt and equity securities available-for-sale by category at June 30, 1998 and 1997 are as follows:

 (IN THOUSANDS)                                          1998                                               1997
                                   ------------------------------------------------    -------------------------------------------
                                                                           AVERAGE                                         AVERAGE
                                        AMORTIZED           FAIR           WEIGHTED       AMORTIZED          FAIR         WEIGHTED
                                          COST             VALUE            YIELD            COST            VALUE          YIELD
                                   ------------------------------------------------    -------------------------------------------
 US GOVERNMENT SECURITIES                $244,225        $250,219            6.37%        $110,186         $110,632          6.77%
                                    -------------    ------------       ---------      -----------      -----------     ---------
 PR GOVERNMENT SECURITIES                  26,074          25,881            8.72%          34,091           34,277          7.60%
                                    -------------    ------------       ---------      -----------      -----------     ---------
 MORTGAGE-BACKED SECURITIES:
   GNMA                                    35,517          36,471            7.14%          47,274           47,832          6.91%
   FNMA                                   128,956         129,890            6.74%               -                -             -
   FHLMC                                   38,317          38,833            6.99%          10,438           10,454          7.39%
   PASS-THROUGH CERTIFICATES                   65              66            7.69%              54               66          7.69%
                                    -------------    ------------       ---------      -----------      -----------     ---------
                                          202,855         205,260            6.86%          57,766           58,352          6.90%
                                    -------------    ------------       ---------      -----------      -----------     ---------
                                         $473,154        $481,360            6.71%        $202,043         $203,261          6.94%
                                    -------------    ------------       ---------      -----------      -----------     ---------
                                    -------------    ------------       ---------      -----------      -----------     ---------

At June 30, 1998, gross unrealized gains and gross unrealized losses amounted to $8,593,000 and $387,000, respectively. At June 30, 1997, gross unrealized gains and gross unrealized losses amounted to $1,620,000 and $402,000, respectively. At June 30, 1998 and 1997, unrealized gains on securities available-for-sale of $6,155,000 and $913,000, respectively, net of deferred income tax of $2,051,000 and $305,000, respectively, were reported as a separate component of stockholders' equity.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 1998 and 1997, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(IN THOUSANDS)                                             1998                                          1997
                                             ------------------------------               -------------------------------
                                               AMORTIZED             FAIR                    AMORTIZED             FAIR
                                                  COST              VALUE                      COST               VALUE
                                             ------------------------------               -------------------------------
 DUE WITHIN ONE YEAR                            $      -          $      -                   $      -            $      -
 AFTER ONE YEAR TO FIVE YEARS                     47,537            48,219                     68,475              68,775
 AFTER FIVE YEARS TO TEN YEARS                   188,927           194,173                     48,136              48,242
 DUE AFTER TEN YEARS                             236,690           238,968                     85,432              86,244
                                              ----------       -----------                 ----------          ----------
                                                $473,154          $481,360                   $202,043            $203,261
                                              ----------       -----------                 ----------          ----------
                                              ----------       -----------                 ----------          ----------

Available-for-sale securities in the due after ten years category include an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $23,922,000, which commenced paying down principal on August 1, 1994, and is expected to be fully collected within the next two fiscal years.

Proceeds from the sale of investment securities available-for-sale during 1998, 1997 and 1996 were $103,864,000, $131,885,000, and $45,977,000, respectively.
Gross realized gains and losses on those sales during fiscal year 1998 were $1,180,000 and $150,000, respectively. For fiscal year 1997 were $958,000 and $109,000, respectively, and for fiscal year 1996 were $1,482,000 and $0, respectively.

The Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity at June 30, 1998 and 1997. The amortized cost and fair value of investments from the Government of Puerto Rico as of the dates mentioned above was approximately $29,649,000 and $29,457,000, respectively, and $37,677,000 and $37,885,000, respectively. At June 30, 1998 and 1997, $23,922,000 and $28,717,000 of these investments were an AAA-rated Puerto Rico municipal bond collaterized with mortgage-backed securities. At June 30, 1998 and 1997, the fair value of these investments represented 28% and 42% of stockholders' equity.

HELD-TO-MATURITY:

The estimated fair value of investment securities held-to-maturity is based on quoted market prices. The amortized cost, estimated fair value, and weighted average yield of debt and equity securities held-to-maturity by category at June 30, 1998 and 1997 are as follows:

 (IN THOUSANDS)                                          1998                                            1997
                                       -------------------------------------------      ----------------------------------------
                                                                           AVERAGE                                      AVERAGE
                                        AMORTIZED          FAIR           WEIGHTED       AMORTIZED       FAIR           WEIGHTED
                                           COST            VALUE            YIELD          COST          VALUE           YIELD
                                       -------------------------------------------      ----------------------------------------
 PR GOVERNMENT SECURITIES                $  3,575       $  3,576            7.40%        $  3,586      $  3,608          7.40%
                                       ----------     ----------        --------         --------      --------       -------
 MORTGAGE-BACKED SECURITIES:
   GNMA                                   125,415        126,805            6.80%         149,275       149,081          6.91%
   FNMA                                    28,732         29,453            7.25%          38,439        38,650          7.29%
   FHLMC                                    4,429          4,570            7.00%           7,205         7,369          8.02%
   PASS-THROUGH CERTIFICATES                    -              -               -            3,285         3,735         14.62%
                                       ----------     ----------        --------         --------      --------       -------
                                          158,576        160,828            6.89%         198,204       198,835          7.15%
                                       ----------     ----------        --------         --------      --------       -------
                                         $162,151       $164,404            6.87%        $201,790      $202,443          7.16%
                                       ----------     ----------        --------         --------      --------       -------
                                       ----------     ----------        --------         --------      --------       -------

Gross unrealized gains and gross unrealized losses at June 30, 1998 amounted to $2,696,000 and $443,000, respectively. These amounted to $1,652,000 and $999,000, respectively, at June 30, 1997.

The amortized cost and estimated fair value of held-to-maturity securities at June 30, 1998 and 1997, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(IN THOUSANDS)                                           1998                                          1997
                                            -----------------------------             -----------------------------------
                                                AMORTIZED            FAIR                  AMORTIZED                FAIR
                                                   COST             VALUE                     COST                 VALUE
                                            -----------------------------             -----------------------------------
 DUE WITHIN ONE YEAR                            $     10         $     10                  $      -             $      -
 AFTER ONE YEAR TO FIVE YEARS                      1,061            1,074                       261                  261
 AFTER FIVE YEARS TO TEN YEARS                     8,067            8,221                     4,298                4,366
 DUE AFTER TEN YEARS                             153,013          155,099                   197,231              197,816
                                             -----------      -----------               -----------           ----------
                                                $162,151         $164,404                  $201,790             $202,443
                                             -----------      -----------               -----------           ----------
                                             -----------      -----------               -----------           ----------

The held-to-maturity securities due after ten years category includes approximately $64,525,000 of the short end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

FEDERAL HOME LOAN BANK STOCK:

At June 30, 1998 and 1997 there was an investment in Federal Home Loan Bank
(FHLB) of New York stock with a book and fair value of $10,043,000. The fair value of such investment is its redemption value.

TAX-EXEMPT INTEREST INCOME:

Interest income on investment securities for the year ended June 30, 1998, includes tax-exempt interest of $38,971,000. Tax-exempt interest amounted to $20,613,000 and $14,371,000, respectively, for the years ended June 30, 1997 and 1996. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOANS LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases, personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at June 30, was as follows:


           ( IN THOUSANDS)                                                 1998                  1997
                                                                    ---------------       ---------------
LOANS SECURED BY REAL ESTATE:
     RESIDENTIAL                                                           $233,161              $225,382
     COMMERCIAL                                                               7,007                 9,087
     HOME EQUITY LOANS                                                        3,184                 5,436
     CONSTRUCTION, LAND ACQUISITION AND LAND IMPROVEMENTS                     2,032                 4,391
                                                                    ---------------       ---------------
                                                                            245,384               244,296
     LESS: NET DEFERRED LOAN FEES AND SERVICING RIGHTS SOLD                  (2,363)                 (239)
     LESS: UNDISBURSED PORTION OF LOANS IN PROCESS                           (1,123)               (2,093)
                                                                    ---------------       ---------------
                                                                            241,898               241,964
                                                                    ---------------       ---------------
                                                                    ---------------       ---------------

OTHER LOANS:
     COMMERCIAL LOANS                                                         9,428                10,512
     AUTO LOANS                                                               7,340                14,882
     PERSONAL LOANS                                                         105,955                69,773
     PERSONAL LINES OF CREDIT                                                 7,126                 5,190
     CASH COLLATERAL LOANS                                                    2,764                 2,827
     FINANCING LEASES                                                       170,525               205,077
                                                                    ---------------       ---------------
                                                                            303,138               308,261
     LESS: UNEARNED INTEREST                                                (30,317)              (41,131)
                                                                    ---------------       ---------------
                                                                            272,821               267,130
                                                                    ---------------       ---------------
                                                                    ---------------       ---------------

LOANS RECEIVABLE                                                            514,719               509,093
ALLOWANCE FOR LOAN LOSSES                                                    (5,658)               (5,408)
                                                                    ---------------       ---------------
LOANS RECEIVABLE, NET                                                       509,061               503,685

LOANS HELD-FOR-SALE                                                          36,359                29,285
                                                                    ---------------       ---------------
TOTAL LOANS, NET                                                           $545,420              $532,970
                                                                    ---------------       ---------------
                                                                    ---------------       ---------------


At June 30, 1998 and 1997 mortgage loans held-for-sale amounted $36,359,000 and $29,285,000, respectively. All mortgage loans originated and sold during fiscals 1998 and 1997 were sold based on pre-established commitments or at market values which in both situations equal or exceeded the carrying value of the loans. Net gains on those sales during fiscal years 1998, 1997 and 1996 were $1,881,000, $531,000 and $502,000, respectively, and are included in the statement of income as part of mortgage banking activities.

Loans on which the accrual of interest has been discontinued amounted to approximately $15,895,000 and $13,285,000, at June 30, 1998 and 1997,
respectively. The gross interest income that would have been recorded if non-accrual loans had performed in accordance with their original terms amounted to approximately $2,138,000 in 1998, $1,360,500 in 1997, and $1,072,000 in 1996.

The components of the net financing leases receivable at June 30, were as follows:

           (IN THOUSANDS)                                  1998          1997
                                                      -----------    ----------
TOTAL MINIMUM LEASE PAYMENTS                             $147,108      $179,407
ESTIMATED RESIDUAL VALUES OF LEASED PROPERTY               23,417        25,670
                                                      -----------    ----------
TOTAL GROSS MINIMUM LEASE PAYMENTS                        170,525       205,077
LESS - UNEARNED FINANCING INCOME                          (29,412)      (38,417)
                                                      -----------    ----------
NET MINIMUM LEASE PAYMENTS                               $141,113      $166,660
                                                      -----------    ----------
                                                      -----------    ----------

Estimated residual value is generally established at amounts which should be sufficient to cover Oriental's investment. The future minimum lease payments expected to be received at June 30, were as follows:

  YEAR ENDING JUNE 30,                                          (IN  THOUSANDS)
  --------------------                                         ----------------
    1999                                                           $ 52,294
    2000                                                             39,828
    2001                                                             28,781
    2002                                                             18,270
    2003 AND THEREAFTER                                               7,935
                                                                  ---------
                                                                   $147,108
                                                                  ---------
                                                                  ---------

ALLOWANCE FOR LOAN LOSSES

The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. The changes in the allowance for loan losses for the year ended June 30, were as follows:

(IN THOUSANDS)                             1998            1997            1996
                                       -----------    ------------    ------------
BALANCE AT BEGINNING OF PERIOD             $ 5,408         $ 4,496         $ 3,127
                                       -----------    ------------    ------------
PROVISION FOR LOAN LOSSES                    9,545           4,900           4,600

LOANS CHARGED-OFF                          (11,484)         (5,262)         (3,979)

RECOVERIES                                   2,189           1,274             748
                                       -----------    ------------    ------------
NET INCREASE (DECREASE)                        250             912           1,369
                                       -----------    ------------    ------------

BALANCE AT END OF PERIOD                   $ 5,658         $ 5,408         $ 4,496
                                       -----------    ------------    ------------
                                       -----------    ------------    ------------

Over 95% of the Group's loan portfolio is composed of smaller homogenous loans which are evaluated collectively for impairment. Accordingly, the balance of impaired commercial loans and leases at June 30, 1998 and 1997 and their average for the year is not significant.

NOTE 5 - PLEDGED ASSETS:

At June 30, 1998 and 1997, residential mortgage loans and investment securities, including mortgage-backed securities, amounting to $147,899,000 and $562,921,000, respectively, and $153,313,000 and $398,108,000, respectively, were pledged to secure public fund deposits, securities and mortgages sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 6 - ACCRUED INTEREST RECEIVABLE:

Accrued interest receivable at June 30, consists of the following:

 (IN THOUSANDS)                                           1998         1997
                                                      -----------    ----------
 LOANS                                                    $ 3,771       $ 3,296
 MORTGAGE-BACKED SECURITIES                                 5,450         5,142
 OTHER INVESTMENT SECURITIES                                5,705         3,912
                                                      -----------    ----------
                                                          $14,926       $12,350
                                                      -----------    ----------
                                                      -----------    ----------

NOTE 7 - PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                                     USEFUL LIFE
(IN THOUSANDS)                                         (YEARS)           1998          1997
                                                     -----------      ---------    ----------
LAND                                                      -             $ 1,385       $ 1,385
BUILDINGS AND IMPROVEMENTS                             20 - 50           11,838        11,935
LEASEHOLD IMPROVEMENTS                                  5 - 10            2,435         2,194
FURNITURE AND FIXTURES                                  3 - 7             4,460         4,195
EDP AND OTHER EQUIPMENT                                 3 - 7             9,098         8,161
                                                                      ---------    ----------
                                                                         29,216        27,870
LESS:  ACCUMULATED DEPRECIATION AND AMORTIZATION                         (9,661)       (8,492)
                                                                      ---------    ----------
                                                                        $19,555       $19,378
                                                                      ---------    ----------
                                                                      ---------    ----------

Depreciation and amortization of premises and equipment for the year ended June 30, 1998, 1997 and 1996 totaled $2,498,000, $2,216,000 and $1,544,000, respectively. They are included in the statement of income as part of occupancy and equipment expenses.

NOTE 8 - OTHER ASSETS:

Other assets at June 30, include the following:

 (IN THOUSANDS)                                                1998          1997
                                                           ----------    ----------
SERVICING ASSETS                                             $      -      $  5,783
PREPAID EXPENSES AND DEFERRED COSTS                             7,352         5,930
ACCOUNTS RECEIVABLE                                             4,782         5,665
INSURANCE CLAIMS                                                1,254         1,190
OTHER ASSETS                                                      908         1,487
OTHER REPOSSESSED PROPERTY                                      1,295         1,739
                                                           ----------     ---------
                                                             $ 15,591      $ 21,794
                                                           ----------     ---------
                                                           ----------     ---------

NOTE 9 - DEPOSITS AND RELATED INTEREST:

Deposits at June 30, is comprised of:

                                                1998                       1997
                                       ----------------------     ----------------------
(IN THOUSANDS)                            AMOUNT          %          AMOUNT         %
                                       -----------   --------    ------------   --------
SAVINGS DEPOSITS                          $ 76,523         13       $  72,872         14
DEMAND AND NOW ACCOUNTS                     36,005          6          34,124          7
IRA ACCOUNTS                               112,622         20          73,846         15
CERTIFICATES OF DEPOSIT                    342,439         60         313,990         63
                                       -----------   --------    ------------   --------
                                           567,589         99         494,832         99
ACCRUED INTEREST PAYABLE                     3,842          1           2,710          1
                                       -----------   --------    ------------   --------
                                          $571,431        100%      $ 497,542        100%
                                       -----------   --------    ------------   --------
                                       -----------   --------    ------------   --------

At June 30, 1998 and 1997 non-interest bearing deposits totaled to $26,880,000 and $20,095,000 respectively. The weighted average interest rate on total deposits at June 30, 1998 and 1997 was 4.86% and 4.92%, respectively.

At June 30, 1998 and 1997, time deposits in denominations of $100,000 or higher amounted to approximately $250,122,000 and $192,741,000, respectively, including brokered certificates of deposit amounting to $74,843,000 and $61,188,000, respectively, at a weighted average rate of 5.79% and 5.87%, respectively, and certificates of deposit held by various tax-exempt (936) corporations aggregating to $20,076,000 and $38,093,000, respectively, with a weighted-average interest rate of 4.71% and 4.87%, respectively. Also, included at June 30, 1998 are certificates of deposit from different local government agencies public funds totaling to $59,821,000, at a weighted average rate of 5.68%, which are collaterized with investment securities. Scheduled maturities of certificates of deposit and IRA accounts at June 30, 1998 are as follow:

                  YEAR ENDING JUNE 30,            (IN THOUSANDS)
              ----------------------------    --------------------
                       1999                              $ 358,485
                       2000                                 33,445
                       2001                                 14,108
                       2002                                 16,463
                       2003                                 28,395
                       THEREAFTER                            4,165
                                              --------------------
                                                          $455,061
                                              --------------------
                                              --------------------

Interest expense on deposits for the years ended June 30, follows:

(IN THOUSANDS)                             1998          1997           1996
--------------                          ----------    ----------     ----------

NOW ACCOUNTS                             $    298      $    256        $   224
SAVINGS DEPOSITS                            2,483         2,199          1,935
CERTIFICATES OF DEPOSIT                    18,133        14,649         12,483
IRA ACCOUNTS                                5,283         3,908          2,744
                                        ---------    ----------     ----------
                                         $ 26,197      $ 21,012        $17,386
                                        ---------    ----------     ----------
                                        ---------    ----------     ----------

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 1998 and 1997, securities sold under agreements to repurchase ("repurchase agreements") amounted to $416,171,000 and $247,915,000, respectively. The securities underlying the agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. The following securities were sold under agreements to repurchase at June 30,:

(IN THOUSANDS)                                    1998                               1997
                                   -----------------------------       -----------------------------
                                      AMORTIZED           FAIR             AMORTIZED          FAIR
                                         COST            VALUE                COST           VALUE
                                   -----------------------------       -----------------------------
US GOVERNMENT SECURITIES                 $165,266       $168,805            $ 73,705        $ 73,571
MORTGAGE-BACKED SECURITIES                250,647        253,458             163,276         166,769
MONEY MARKET INVESTMENTS                        -              -              15,000          15,000
                                   --------------   ------------      --------------    ------------
                                         $415,913       $422,263            $251,981        $255,340
                                   --------------   ------------      --------------    ------------
                                   --------------   ------------      --------------    ------------


The following summarizes significant data about securities sold under agreements to repurchase for the years ended June 30,1998, 1997 and 1996:


(IN THOUSANDS)                                            1998          1997          1996
--------------                                         ---------    ----------    ----------
AVERAGE DAILY AGGREGATE BALANCE OUTSTANDING             $423,150      $231,747      $205,748
                                                       ---------    ----------    ----------
                                                       ---------    ----------    ----------

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END             $424,456      $264,203      $244,398
                                                       ---------    ----------    ----------
                                                       ---------    ----------    ----------

WEIGHTED AVERAGE INTEREST RATE DURING THE YEAR            5.37%         5.04%         4.81%
                                                       ---------    ----------    ----------
                                                       ---------    ----------    ----------

WEIGHTED AVERAGE INTEREST RATE DURING AT YEAR END         5.28%         5.56%         4.51%
                                                       ---------    ----------    ----------
                                                       ---------    ----------    ----------

UNUSED LINES OF  CREDIT

The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed. At June 30, 1998 and 1997, the Group's total available funds under these lines of credit totaled $56 million and $80 million, respectively. These lines range from unsecured Federal Funds-based lines of credit to one year LIBOR-based line of credit, secured by leasing warehousing facilities. At June 30, 1998 and 1997, there was no balance outstanding under these lines of credit.

ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At June 30, advances and borrowings from the Federal Home Loan Bank of New York
(FHLB) consist of the following:

                    (IN THOUSANDS)

TYPE            1998           1997         MATURITY DATE                INTEREST RATE DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
ADVANCE          $     -        $15,000   JULY 1997                    FIXED -  5.79%
ADVANCE                -         15,000   AUGUST 1997                  FIXED -  5.80%
ADVANCE                -         10,000   NOVEMBER 1997                FLOATING DUE QUARTERLY - 5.52% AT 6/30/97
ADVANCE                -         10,000   FEBRUARY 1998                FLOATING DUE MONTHLY - 5.48% AT 6/30/97
ADVANCE              800         13,800   DEMAND                       FLOATING DUE DAILY - 6.13% AT 6/30/98
ADVANCE           10,000              -   JULY 1998                    FIXED -  5.74%
ADVANCE           10,000              -   SEPTEMBER 1999               FIXED -  5.71%
ADVANCE           10,000              -   SEPTEMBER 1999               FIXED -  5.85% - CALLABLE SEPTEMBER 1998
ADVANCE           20,000              -   OCTOBER 2002                 FIXED -  5.42% - CALLABLE OCTOBER 1998
BORROWING              -         12,000   SEPTEMBER 1997               FIXED -  6.04%
BORROWING         14,000         14,000   JULY 1998                    FIXED -  6.28 %
BORROWING         10,000              -   SEPTEMBER 1999               FIXED -  6.03% - CALLABLE MARCH 1999
             --------------------------
                 $74,800        $89,800
             --------------------------
             --------------------------

Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 1998 and 1997 these advances and borrowings were secured by mortgage loans and investment securities. Also, at June 30, 1998 and 1997, the Group has an additional borrowing capacity with the FHLB of $33 million and $26 million, respectively.

TERM NOTES AND BONDS PAYABLE

At June 30, term notes and bonds payable consist of the following:

                         (IN THOUSANDS)

TYPE                  1998            1997          MATURITY DATE          INTEREST RATE DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------
TERM NOTE              $  8,000        $  8,000   OCTOBER 1998           FIXED - 4.81%  IN 1998 (B)
TERM NOTE                10,000          10,000   DECEMBER 1999          FLOATING DUE QUARTERLY - 4.62% AT 6/30/98  (A) (C)
TERM NOTE                10,000          10,000   JANUARY 2000           FLOATING DUE QUARTERLY - 4.62% AT 6/30/98  (A) (C)
TERM NOTE                 6,500           6,500   DECEMBER 2000          FLOATING DUE QUARTERLY - 4.78% AT 6/30/98  (B) (C)
TERM NOTE                20,000          20,000   MARCH 2001             FLOATING DUE QUARTERLY - 5.12% AT 6/30/98  (B) (C)
TERM NOTE                10,000          10,000   SEPTEMBER 2001         FLOATING DUE QUARTERLY - 5.45% AT 6/30/98  (B) (C)
TERM NOTE                30,000          30,000   SEPTEMBER 2001         FLOATING DUE QUARTERLY - 5.23% AT 6/30/98  (B) (C)
TERM NOTE                 5,000           5,000   DECEMBER 2001          FLOATING DUE QUARTERLY - 4.73% AT 6/30/98  (B) (C)
TERM NOTE                15,000          15,000   MARCH 2007             FLOATING DUE QUARTERLY - 5.28% AT 6/30/98  (B) (C)
BOND                         88             516   APRIL 2008             FIXED - 8.38% (D)
                      --------------------------
                       $114,588        $115,016
                      --------------------------
                      --------------------------


(A) - Guaranteed by letters of credit from the FHLB.

(B) - Collateralized with investment securities.

(C) - The interest rate risk exposure on floating notes was hedged through the interest rate risk management process discussed in Note 11.

(D) - Collaterized with FHLMC certificates.

CONTRACTUAL MATURITIES

At June 30, 1998, the contractual maturities of securities sold under agreements to repurchase, advances and borrowings from the FHLB, and bonds payable and term notes by fiscal year are as follows:

                   (IN THOUSANDS)                                                         ADVANCES &          TERM NOTES
                                                                     REPURCHASE           BORROWINGS          AND BONDS
                YEAR ENDING JUNE 30,                                 AGREEMENTS            FROM FHLB           PAYABLE
                -------------------                                  ----------          -----------          ----------
                        1999                                          $346,171           $   24,800           $   8,088
                        2000                                            20,000               30,000              20,000
                        2001                                            50,000                    -              26,500
                        2002                                                 -                    -              45,000
                        2003                                                 -               20,000                   -
                     THEREAFTER                                              -                    -              15,000
                                                                      --------            ---------            --------
                                                                      $416,171            $  74,800            $114,588
                                                                      --------            ---------            --------
                                                                      --------            ---------            --------

NOTE  11 - INTEREST RATE RISK MANAGEMENT

INTEREST RATE SWAP AGREEMENTS

The Group utilizes interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. The following table indicates the types of swaps used and their terms at June 30:

 (DOLLARS N THOUSANDS):                                   1998           1997
 ---------------------                                 ----------    ----------
 PAY FIXED SWAPS NOTIONAL AMOUNT                         $260,000      $370,000
 WEIGHTED AVERAGE PAY RATE - FIXED                          5.70%         5.73%
 WEIGHTED AVERAGE RECEIVE  RATE - FLOATING                  5.23%         5.43%
 MATURITY IN MONTHS                                       1 to 35       1 to 35
 FLOATING RATE  IN PERCENT OF LIBOR                    84 to 100%    84 to 100%

The agreements were signed to convert short-term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. The following table summarizes the changes in notional amounts of swaps outstanding during years ended on June 30:

 (IN THOUSANDS):                                            1998         1997
 --------------                                          ---------    ---------
 BALANCE AT BEGINNING OF YEAR                            $ 370,000    $ 300,000
                                                         ---------    ---------

 NEW SWAPS                                                  55,000      205,000
 MATURITIES                                               (165,000)    (135,000)
                                                         ---------    ---------
 NET (DECREASE)INCREASE                                   (110,000)      70,000
                                                         ---------    ---------

 BALANCE AT END OF THE YEAR                              $ 260,000    $ 370,000
                                                         ---------    ---------
                                                         ---------    ---------

At June 30, 1998, interest rate swap maturities by fiscal year are as follows:

    YEAR ENDING JUNE 30,                                     (IN THOUSANDS)
    --------------------                                     --------------
            1999                                                 $170,000
            2000                                                   80,000
            2001                                                   10,000
                                                                 --------
                                                                 $260,000
                                                                 --------
                                                                 --------

INTEREST RATE PROTECTION AGREEMENTS (CAPS)

The Group also uses interest rate protection agreements (Caps) to limit its exposure to rising interest rates. Under these agreements, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The following table indicates the agreements outstanding at June 30:

(DOLLARS N THOUSANDS):                                     1998          1997
---------------------                                    --------      -------
CAP AGREEMENTS NOTIONAL AMOUNT                           $150,000      $60,000
CAP RATE                                                     6.50%        6.50%
CURRENT 90 DAY LIBOR                                         5.72         5.75%
MATURITY IN MONTHS                                        3 to 18     16 to 21

S&P INTEREST RATE  SWAP

In January 1994, the Group introduced new certificates of deposit called Investors' CD and Investors' IRA which have their yields tied to the performance of a stock market index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group has entered into interest rate swap/hedge agreements with a notional amount of $49,632,000 (1997 - $27,882,000) with major money center banks to manage the Investors' CD and IRA exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase of the month-end value of the Standard and Poor's index in exchange for a semiannual fixed interest cost. Thus, the Group has exchanged the variable interest payment for a known fixed rate semiannual interest payment.

NOTE 12 - INCOME TAXES:

Under the Puerto Rico Internal Revenue Code, the Group and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated returns. The Group is subject to Puerto Rico income tax on all its income. The components of income tax expense for the years ended June 30, are summarized below:

(IN THOUSANDS)                                1998         1997           1996
                                             ------       ------         ------
CURRENT INCOME TAX EXPENSE                   $5,876       $3,310         $3,635
DEFERRED INCOME TAX BENEFIT                  (2,026)        (210)           (64)
                                             ------       ------         ------
 PROVISION FOR INCOME TAXES                  $3,850       $3,100         $3,571
                                             ------       ------         ------
                                             ------       ------         ------

The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans and investment and mortgage-backed securities which are exempt for Puerto Rico income tax purposes, net of the disallowance of expenses attributable to the exempt income. In addition, during 1997 the Group established OBT International Banking Entity (IBE). Under Puerto Rico's International Banking Center Regulatory Act of 1989, the income earned by the IBE is exempt from Puerto Rico income taxes. The reasons for the differences between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

                                                   1998                     1997                         1996
                                          ---------------------     ---------------------       ---------------------
                                           AMOUNT           %        AMOUNT           %          AMOUNT           %
                                          --------       ------     -------        ------       -------        ------
(DOLLARS IN THOUSANDS)
-----------------------
STATUTORY RATE                            $ 9,851         39.0%     $ 7,668         39.0%       $  7,139        39.0%
DEACREASE IN RATE RESULTING FROM:
    EXEMPT INTEREST INCOME, NET            (5,786)       (22.9)      (4,349)       (22.1)         (2,565)      (14.0)
    OTHER NON-TAXABLE ITEMS, NET             (215)         (.9)        (219)        (1.1)         (1,003)       (5.5)
                                          -------        -----      -------        ------       --------       -----
PROVISION FOR INCOME TAXES                $ 3,850         15.2%     $ 3,100         15.8%       $  3,571        19.5%
                                          -------        -----      -------        ------       --------       -----
                                          -------        -----      -------        ------       --------       -----

In July 1997, the Goverment of Puerto Rico signed into law changes to the Puerto Rico tax code that will impact the Group's operations going forward. Under this law effective August 1, 1997, interest earned on FHA , VA loans and securities backed by such loans originated after July 31, 1997, which were previously tax-exempt (after-disallowance of related expenses) will begin to pay income taxes except for FHA mortgages for new construction projects.

The legislation does not alter the tax-exempt status of FHA and VA loans and securities backed by such loans originated prior to July 31, 1997. This law will reduce the amount of tax-exempt mortgages originated in the Puerto Rico market and decrease the overall level of tax-exempt interest earned by Group. Management believes the increased operations of OBT International Branch will mitigate the expected rise on the Group's income taxes as result of this new bill. Thus, management does not expect this change to have a significant impact on the Group's financial condition or results of operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group's deferred tax asset and liability at June 30, were as follows:

                                                                    1998                   1997
                                                                   ------                  ------
(IN THOUSANDS)
DEFERRED TAX ASSET:
    ALLOWANCE FOR LOAN LOSSES, NET                                 $1,902                  $1,499
    DEFERRED INCOME                                                   914                       -
    OTHER TEMPORARY DIFFERENCES                                         -                     166
                                                                   ------                   -----
       GROSS DEFERRED TAX ASSET                                     2,816                   1,665
                                                                   ------                   -----
                                                                   ------                   -----

DEFERRED TAX LIABILITY:
    NET DEFERRED LOAN ORIGINATION COSTS                              (104)                    (82)
    UNREALIZED GAIN ON TRADING SECURITIES                            (260)                    (16)
    UNREALIZED GAIN ON AVAILABLE FOR SALE SECURITIES               (2,051)                   (288)
    MORTGAGE SERVICING RIGHTS                                           -                  (1,140)
                                                                   ------                   -----
      GROSS DEFERRED TAX LIABILITY                                 (2,415)                 (1,526)
                                                                   ------                   -----
      NET DEFERRED TAX ASSET                                       $  401                   $ 139
                                                                   ------                   -----
                                                                   ------                   -----


NOTE  13 - STOCKHOLDERS' EQUITY:

STOCK OPTIONS

The Group has two stock options plans, the 1996 and the 1988 Group's Incentive Stock Option Plans ( "The Plans"). These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number stock options to be granted, their vesting rights, and the option's exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. Stock options vest upon completion of specified years of service and, in the case of the 1996 Plan the attainment of certain financial performance goals. The activity in outstanding options for the year ended June 30, 1998 and 1997 is summarized below. Weighted average prices for the year ended June 30, 1997 were restated to reflect the five-for-four (25%) stock split on common stock as of September 30, 1997.

                                                                  1998                                         1997
                                                     --------------------------------            --------------------------------
                                                                             WEIGHTED                                    WEIGHTED
                                                        NUMBER                AVERAGE               NUMBER               AVERAGE
                                                          OF                 EXERCISE                 OF                 EXERCISE
                                                       OPTIONS                PRICE                OPTIONS                PRICE
                                                     ---------               --------            ---------              ---------
OPTIONS OUTSTANDING AT BEGINNING OF YEAR              644,267                $ 8.94               478,072               $ 4.82
FIVE-FOR -FOUR (25%) STOCK SPLIT                      145,103                 13.59                     -                    -
SIX-FOR -FIVE (20%) STOCK SPLIT                             -                     -                91,874                 5.74
OPTIONS GRANTED                                       283,000                 22.50               205,500                14.80
OPTIONS EXERCISED                                    (155,017)                 5.17              (120,226)                3.84
OPTIONS CANCELED OR  FORFEITED                        (80,215)                17.34               (10,953)                8.22
                                                     --------                ------              --------               ------
OPTIONS OUTSTANDING AT END OF YEAR                    837,138                $13.59               644,267               $ 8.94
                                                     --------                ------              --------               ------
                                                     --------                ------              --------               ------

During fiscal 1997 the Group granted 205,500 options to buy shares of the Group's stock, which are contingent on Group's net income equaling or exceeding $25 million in fiscal 1999 and are exercisable over a period ranging from five to ten years. These options vest upon completion of specified years of service. In addition, during fiscal 1998 the Group granted 283,000 options to buy shares of the Group's stock, which are contingent on Group's net income equaling or exceeding $28 million in fiscal 2000 and are exercisable over a period ranging from five to ten years. All of the options prices equaled the quoted market price of the stock at the grant date, therefore, no compensation cost was recognized on the options granted.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 1998:

                                                                                     WEIGHTED              WEIGHTED
                                        RANGE OF                                     AVERAGE               AVERAGE
                                        EXERCISE                                     CONTRACT              EXERCISE
    STOCK OPTION PLAN                   PRICES                 OUTSTANDING          LIFE (YEARS)             PRICE
-------------------------------      -------------             -----------          ------------           ---------
1988 PLAN                            $2.39 - $8.00               371,013                  3.0                 $6.87
1996 PLAN                                    14.80               215,625                 10.0                 14.80
1996 PLAN                                    22.50               250,500                 10.0                 22.50
                                                                 -------                 ----                ------
                                                                 837,138                  6.9                $13.59
                                                                 -------                 ----                ------
                                                                 -------                 ----                ------

In implementing the provisions of SFAS 123 as described in Note 2, the Group adopted the disclosure provisions permitted by SFAS 123. Accordingly, no compensation cost has been recognized for the Group's stock option plans. Had the Group implemented the provisions of SFAS 123 by adopting the new method of recognizing compensation expense over the expected life of the options based on their fair market value the Group's net income and earnings per common share would have been reduced to the proforma amounts indicated below:

                                                          1998           1997
                                                         -------        -------
 COMPENSATION AND BENEFITS:
     REPORTED                                            $15,071        $14,728
                                                         -------        -------
     PRO FORMA                                           $15,436        $14,833
                                                         -------        -------

 NET INCOME:
     REPORTED                                            $21,410        $16,562
                                                         -------        -------
     PRO FORMA                                           $21,187        $16,498
                                                         -------        -------

 BASIC EARNINGS PER SHARE:
     REPORTED                                            $  2.15        $  1.67
                                                         -------        -------
     PRO FORMA                                           $  2.13        $  1.67
                                                         -------        -------

 DILUTED EARNINGS PER SHARE:
     REPORTED                                            $  2.08        $  1.61
                                                         -------        -------
     PRO FORMA                                           $  2.06        $  1.61
                                                         -------        -------

The fair value of each option granted in fiscals 1997 and 1998 was estimated using the Black-Scholes option pricing model with the following assumptions:

- STOCK PRICE AND EXERCISE PRICE - The estimated fair value, based on the term of the awards, was $14.80 per option granted in fiscal 1997 and $22.50 per option granted in fiscal 1998.

-    EXPECTED OPTION TERM - 10 years

- EXPECTED VOLATILITY - 30% for options granted in fiscals 1997 and 1998.

- EXPECTED DIVIDEND YIELD - 2.19% options granted in fiscal 1997 and 3.32% for options granted in fiscal 1998.

-    RISK-FREE INTEREST RATE - 6.12% for options granted

STOCK SPLITS

On August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. As a result 1,910,316 shares of common stock were distributed on October 15, 1997.
In addition, On August 26, 1996, Oriental declared a six-for-five (20%) stock split on common stock held by registered shareholders as of September 30, 1996. As a result, a total of 1,318,712 shares of common stock were issued on October 17, 1996. For purposes of the computation of income per common share, the stock splits were retroactively recognized for all periods presented in the accompanying consolidated financial statements.

COMMON STOCK REPURCHASE PROGRAM

The Board of Directors of the Group authorized management, subject to the required shareholder and regulatory approvals, to repurchase up to 612,500 shares of its issued and outstanding common stock. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of the shares will be made in the open market at such times and prices as market conditions shall warrant, and in full compliance with the terms of applicable federal and Puerto Rico laws and regulations. During fiscal 1998 and 1997, the Group repurchased 120,000 and 228,000 shares, respectively, of its common stock at a cost of $4,363,000 and $3,543,000, respectively. Of a total of 558,000 shares repurchased up to June 30, 1998, 336,500 shares were retired from circulation in fiscal 1997 and 221,500 shares with a cost of $6,199,000 are held by the Group's treasury. All common share figures were retroactively adjusted for the five-for-four (25%) stock split on common stock distributed on October 15, 1997.

LEGAL SURPLUS

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank's net income for the year be transferred to capital surplus until such surplus equals the greater of 10% of total deposits or paid-in capital. At June 30, 1998 and 1997, this legal surplus amounted to $5,908,000 and $4,002,000, respectively.

NOTE  14 - EMPLOYEE BENEFITS PLAN:

The Group has a cash or deferred arrangement profit sharing plan 401(k). Under this plan, the Group contributes shares of its common stock to match employee contributions up to $1,040. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. During fiscal 1998, 1997 and 1996, the Group contributed 4,186, 4,312 and 6,337 shares, respectively, of its common stock with a market value of approximately $153,000, $122,000, and $111,000, respectively, at the time of the contribution. The Group's contribution becomes 100% vested once the employee attains five years of participation in the plan.

NOTE  15 - RELATED PARTY TRANSACTIONS:

The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of the business. These do not involve more than the normal risk of collectibility or present other unfavorable features. The movement and balance of these loans were as follows:


(IN THOUSANDS)                                            1998           1997
--------------                                           ------         ------
BALANCE AT THE BEGINNING OF THE PERIOD:                  $2,796         $2,888
                                                         ------         ------

    NEW LOANS                                                 -             62
    PAYMENTS                                               (121)          (154)
                                                         ------         ------
                                                           (121)           (92)
                                                         ------         ------
BALANCE AT THE END OF THE PERIOD:                        $2,675         $2,796
                                                         ------         ------


NOTE  16 - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended June 30, 1998, 1997 and 1996 was $847,000, $705,000 and $575,000, respectively.
As of June 30, 1998, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

    YEAR ENDING JUNE 30,                                     (IN THOUSANDS)
    --------------------                                     --------------
            1999                                                   $793
            2000                                                    790
            2001                                                    793
            2002                                                    810
            2003                                                    817
         THEREAFTER                                                 821
                                                                 ------
                                                                 $4,824
                                                                 ------
                                                                 ------

LOAN COMMITMENTS

At June 30, 1998 there were $10,878,000 of unused lines of credit provided to individual customers and $266,000 of commitments to originate loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management's credit evaluation of the customer.

CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting those said claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

NOTE 17 - REGULATORY MATTERS:

CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 1998, Oriental meets all capital adequacy requirements to which it is subject.

As of June 30, 1998 the Group was a "well capitalized institution" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Group must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.
There are no conditions or events since that date that management believes have changed the institution's category. The Group's actual capital amounts and ratios of total risk-based capital, Tier 1 risk-based capital and Tier 1 capital at June 30, were as follows:

                                                                                                             TO BE WELL
                                                                                 FOR CAPITAL              CAPITALIZED UNDER
                                                                                  ADEQUACY                PROMPT CORRECTIVE
                                                           ACTUAL                 PURPOSES                ACTION PROVISIONS

                                                     AMOUNT      RATIO       AMOUNT       RATIO         AMOUNT          RATIO
                                                    ---------------------------------------------------------------------------
 AS OF JUNE 30, 1998
 Total Capital (To Risk-Weighted Assets)            $107,410     21.68%     $39,640       8.00%         $49,550         10.00%
 Tier I  Risk-Based (To Risk-Weighted Assets)       $101,318     20.45%     $19,820       4.00%         $29,730          6.00%
 Tier I  Capital (To Average Assets)                $101,318      7.70%     $52,643       4.00%         $65,804          5.00%


                                                     AMOUNT      RATIO       AMOUNT       RATIO         AMOUNT          RATIO
                                                    ---------------------------------------------------------------------------
 AS OF JUNE 30, 1997
 Total Capital  (To Risk-Weighted Assets)          $89,668     18.66%     $38,452       8.00%         $48,066         10.00%
 Tier I  Risk-Based (To Risk-Weighted Assets)      $84,259     17.53%     $19,226       4.00%         $28,839          6.00%
 Tier I  Capital (To Average Assets)               $84,259      8.17%     $41,230       4.00%         $51,538          5.00%

SAIF ASSESSMENT

On September 30, 1996, the United States Congress approved and President Clinton signed into law a bill to recapitalize the Savings Association Insurance Fund ("SAIF"). This bill called for a special one-time charge of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

The reported fair values of financial instruments are based on either quoted market prices for identical or comparable instruments or estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent the actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. The estimated fair value and carrying value of the Group's financial instruments at June 30, follows:

                                                                        1998                                 1997
                                                             -----------------------------      ---------------------------
                                                                 FAIR            CARRYING           FAIR         CARRYING
 (IN THOUSANDS):                                                 VALUE            VALUE             VALUE          VALUE
 ---------------                                             -------------     -----------      -------------  ------------

 ASSETS:
      Cash and due from banks                                $    8, 831         $   8,831         $  12,812      $   12,812
      Money market investments                                   10,658             10,658            15,000         15,000
      Trading securities                                         42,440             42,440            25,276         25,276
      Investment securities available-for-sale                  481,360            481,360           203,261        203,261
      Investment securities held-to-maturity                    164,404            162,151           202,443        201,790
      Federal home loan bank (fhlb)  stock                       10,043             10,043            10,043         10,043
      Loans (including loans held-for-sale)                     551,544            545,420           539,537        532,970
      Servicing assets                                                -                  -             9,051          5,783
      Accrued interest receivable                            $   14,926          $  14,926          $ 12,350     $   12,350

 LIABILITIES:
      Deposits                                               $  571,337          $ 571,431          $497,371     $  497,542
      Securities sold under agreements to repurchase            416,171            416,171           247,915        247,915
      Advances and borrowings from fhlb                          79,818             79,800            89,787         89,800
      Term notes and bonds payable                              114,667            114,588           115,212        115,016
      Accrued expenses and other liabilities                 $   27,368          $  27,368          $ 28,929     $   28,929

 OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
      Interest rate swaps-in a net payable position          $   (1,203)                            $ (1,104)
      Commitments to extend credit                           $   11,144                             $  2,156

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

SHORT-TERM FINANCIAL INSTRUMENTS

Short-term financial instruments, which include cash and due from banks, money market investments, accrued interest receivable and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the Consolidated Statements of Financial Condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

INVESTMENT SECURITIES AND FHLB STOCK

The fair value of investment securities is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Investments in FHLB stock are valued at their redemption value.

LOANS RECEIVABLE

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, real estate mortgage and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value for significant nonperforming loans is based on specific evaluations of discounted expected future cash flows from the loans or its collateral using current appraisals and market rates.

DEPOSITS

The fair value of non-interest bearing demand deposits, savings and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities.

INTEREST RATE SWAP AND CAP AGREEMENTS

The fair value of interest rate swap and cap agreements is based on discounted value analysis. The values represent the estimated amount the Group would receive or pay to terminate the contracts or agreements at the reporting date, taking into account current interest rates and the credit-worthiness of the counterparties.

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

NOTE  19 - SUBSEQUENT EVENTS (UNAUDITED):

Subsequent to the close of fiscal 1998, on August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. The stock split will be distributed on October 15, 1998. The pro-forma effect of this stock split on income per common share is disclosed in the Consolidated Statements of Income. The pro-forma information on common stock issued and outstanding and related stockholders' equity accounts after the stock split is as follows:


 (IN THOUSANDS)
 ---------------

 COMMON STOCK SHARES ISSUED AND
   OUTSTANDING                                 13,393
                                             --------
 COMMON STOCK                                $ 13,393
                                             --------
 ADDITIONAL PAID-IN CAPITAL                    24,017
                                             --------
 STOCKHOLDERS' EQUITY                        $107,030
                                             --------

NOTE 20 - ORIENTAL FINANCIAL GROUP INC, (HOLDING COMPANY ONLY) FINANCIAL
INFORMATION:

The principal source of income for the Group consists of dividends from the Bank. As a member subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels.

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the year ended June 30, 1998 and for the five-month period since the reorganization on January 24, 1997 to June 30, 1997.


STATEMENT OF FINANCIAL POSITION                                                         JUNE 30,
--------------------------------------------------------------------------------------------------------
                                                                                  1998            1997
                                                                              ---------       ----------
ASSETS
Cash                                                                           $    224        $   1,319
Investment securities available-for-sale, at fair value                           9,438

Investment in Oriental Bank and Trust (OBT), at equity                          108,454           88,884
Other assets                                                                        417              541
                                                                               --------        ---------
 TOTAL ASSETS                                                                  $118,533        $  90,744
                                                                               --------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold under agreements to repurchase                                 $  9,100        $       -
Dividend payable                                                                  1,326            1,080
Advances from subsidiaries                                                          848              158
Accrued expenses and other liabilities                                              229              112
Stockholders' equity                                                            107,030           89,394
                                                                               --------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $118,533        $  90,744
                                                                               --------        ---------
                                                                               YEAR          FIVE MONTHS
STATEMENT OF INCOME                                                            ENDED            ENDED
--------------------------------------------------------------------------------------------------------
                                                                                 1998             1997
                                                                               --------        ---------
INCOME:
   Interest income                                                             $    103        $       -
   Dividends from Bank                                                            5,442            2,968
                                                                               --------        ---------
      TOTAL INCOME                                                                5,545            2,968
                                                                               --------        ---------
EXPENSES:
   Interest  expenses                                                                98                -
   Operating expenses                                                               245               31
                                                                               --------        ---------
      TOTAL EXPENSES                                                                343               31
                                                                               --------        ---------
                                                                               --------        ---------
      INCOME BEFORE INCOME TAXES                                                  5,202            2,937

Income taxes                                                                          -                -
                                                                               --------        ---------
      NET INCOME BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES                     $  5,202        $   2,937
                                                                               --------        ---------
                                                                               --------        ---------
   Equity in earnings of subsidiary                                              16,208            4,848
                                                                               --------        ---------
      NET INCOME                                                               $ 21,410        $   7,785
                                                                               --------        ---------
                                                                               YEAR          FIVE MONTHS
STATEMENT OF CASH FLOWS                                                        ENDED            ENDED
--------------------------------------------------------------------------------------------------------
                                                                                 1998             1997
                                                                               --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                     $ 21,410        $   7,785
                                                                               --------        ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in earnings of subsidiary                                         (16,208)           (4,848)
      Dividends received from subsidiary                                          5,195            1,310
      Decrease (increase)  in other assets                                          124             (541)
      Increase in accrued expenses and liabilities                                  117              112
                                                                               --------        ---------
       TOTAL ADJUSTMENTS                                                        (10,772)          (3,967)
                                                                               --------        ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 10,638            3,818
                                                                               --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                         (9,438)               -
                                                                               --------        ---------
                                                                                 (9,438)               -
                                                                               --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in securities sold under agreements to repurchase                9,100                -
    Proceeds from exercise of stock options                                         789              356
    Net (payments) advances from subsidiaries                                    (2,626)             291
    Purchases of treasury stock                                                  (4,363)          (1,836)
    Dividends paid                                                               (5,195)          (1,310)
                                                                               --------        ---------
       NET CASH USED BY FINANCING ACTIVITIES                                     (2,295)          (2,499)
                                                                               --------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            (1,095)           1,319

Cash and cash equivalents at beginning of period                                  1,319                -
                                                                               --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    224        $   1,319
                                                                               --------        ---------
                                                                               --------        ---------

NOTE 21 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following quarterly financial information is unaudited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations of such periods, are reflected therein:

(IN THOUSANDS, EXCEPT PER SHARES AMOUNTS)           30-SEP         31-DEC        31-MAR       30-JUN         TOTAL
-----------------------------------------         -----------    ----------    ----------   -----------  ------------
FISCAL 1998

INTEREST INCOME                                   $  23,454      $  24,877     $  26,079    $  27,170      $  101,580
INTEREST EXPENSE                                     13,569         14,385        14,799       15,386          58,139
                                                  ---------      ---------     ---------    ---------      ----------
NET INTEREST INCOME                                   9,885         10,492        11,280       11,784          43,441
PROVISION FOR LOAN LOSSES                             1,300          3,700         1,900        2,645           9,545
NON-INTEREST INCOME                                   5,110          6,808         4,443        6,284          22,645
NON-INTEREST EXPENSES                                 7,790          7,527         7,560        8,404          31,281
INCOME TAXES                                            968            857           825        1,200           3,850
                                                  ---------      ---------     ---------    ---------      ----------
NET INCOME                                        $   4,937      $   5,216     $   5,438    $   5,819      $   21,410
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
INCOME PER COMMON SHARE:
BASIC                                             $    0.50      $    0.52     $    0.55    $    0.58      $     2.15
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
DILUTED                                           $    0.47      $    0.51     $    0.53    $    0.57      $     2.08
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
FISCAL 1997

INTEREST INCOME                                   $  19,317       $ 20,158      $ 21,164     $ 21,990      $   82,629
INTEREST EXPENSE                                     10,401         11,010        11,484       12,203          45,098
                                                  ---------      ---------     ---------    ---------      ----------
NET INTEREST INCOME                                   8,916          9,148         9,680        9,787          37,531
PROVISION FOR LOAN LOSSES                               900          1,200         1,300        1,500           4,900
NON-INTEREST INCOME                                   3,675          4,111         4,542        5,024          17,352
NON-INTEREST EXPENSES                                 6,531          6,787         7,356        7,824          28,498
ONE-TIME SAIF RECAPITALIZATION ADJUSTMENT             1,823              -             -            -           1,823
INCOME TAXES                                            485            875           961          779           3,100
                                                  ---------      ---------     ---------    ---------      ----------
NET INCOME                                        $   2,852      $   4,397     $   4,605    $   4,708      $   16,562
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
INCOME PER COMMON SHARE:
BASIC                                             $    0.28      $    0.44     $    0.47    $    0.48      $     1.67
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
DILUTED                                           $    0.27      $    0.43     $    0.45    $    0.46      $     1.61
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
FISCAL 1996

INTEREST INCOME                                   $  16,426      $  17,416     $  17,853    $  18,752      $   70,447
INTEREST EXPENSE                                      8,923          9,426         9,508        9,837          37,694
                                                  ---------      ---------     ---------    ---------      ----------
NET INTEREST INCOME                                   7,503          7,990         8,345        8,915          32,753
PROVISION FOR LOAN LOSSES                               700          2,000           850        1,050           4,600
NON-INTEREST INCOME                                   3,022          4,441         3,487        3,812          14,762
NON-INTEREST EXPENSES                                 5,728          5,979         6,208        6,693          24,608
INCOME TAXES                                            775            873           963          960           3,571
                                                  ---------      ---------     ---------    ---------      ----------
NET INCOME                                        $   3,322      $   3,579     $   3,811    $   4,024      $   14,736
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
INCOME PER COMMON SHARE:
BASIC                                             $    0.33      $    0.35     $    0.38    $    0.41      $     1.47
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------
DILUTED                                           $    0.32      $    0.34     $    0.37    $    0.38      $     1.41
                                                  ---------      ---------     ---------    ---------      ----------
                                                  ---------      ---------     ---------    ---------      ----------