Form 10-Q
period 1998-09-30
ORIENTAL FINANCIAL GROUP INC
filed 1998-11-16
CIK 1030469

                         SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                      ----------------------------------------

                           COMMISSION FILE NO. 001-12647
                           -----------------------------

                           ORIENTAL FINANCIAL GROUP INC.
                           -----------------------------

                  INCORPORATED IN THE COMMONWEALTH OF PUERTO RICO
                  -----------------------------------------------

                     IRS EMPLOYER IDENTIFICATION NO. 66-0259436
                     ------------------------------------------

                            PRINCIPAL EXECUTIVE OFFICES:
                            ----------------------------
                              68 MUNOZ RIVERA AVENUE
                                 501 HATO REY TOWER
                            HATO REY, PUERTO RICO 00918
                          TELEPHONE NUMBER: (787) 766-1986


--------------------------------------------------------------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                            COMMON STOCK ($1.00 PAR VALUE)
                            ------------------------------

                10,154,358 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1998
                ------------------------------------------------------

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
                                      -----      -----

                                 TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART - 1
-------------------------------------------------------------------------------
ITEM - 1  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT
               SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998.           1

               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE
               QUARTER ENDED SEPTEMBER 30, 1998 AND 1997.                  2

               UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND 1997.          3

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               QUARTER ENDED SEPTEMBER 30, 1998 AND 1997.                  4

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS        5-9


ITEM - 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        10-23


PART - 2
-------------------------------------------------------------------------------

ITEM - 1  LEGAL PROCEEDINGS                                                23

ITEM - 2  CHANGE IN SECURITIES - NONE                                      23

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES - NONE                           23

ITEM - 4  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS             23-24

ITEM - 5  OTHER INFORMATION                                                24

ITEM - 6  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                                      24

          SIGNATURES                                                       24

                           ORIENTAL FINANCIAL GROUP INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998
                                   (IN THOUSANDS)

ASSETS
------------------------------------------------------------------------------
                                                         SEP-98      JUN-98
                                                    ------------  ------------
Cash and due from banks                             $      6,343  $      8,831
                                                    ------------  ------------
MONEY MARKET INVESTMENTS:
   Securities purchased under agreements to resell        10,513         5,000
   Time deposits with other banks                              -         2,000
   Other short-term investments, at cost                   2,369         3,658
                                                    ------------  ------------
      TOTAL MONEY MARKET INVESTMENTS                      12,882        10,658
                                                    ------------  ------------
INVESTMENT SECURITIES AND OTHER INVESTMENTS:
   Trading securities, at fair value                      41,043        42,440
   Investment securities available-for-sale, at
      fair value                                         535,975       481,360
   Investment securities held-to-maturity, at
      amortized cost, with a fair value of
      $153,648 at September 30, 1998 and
      $164,404 at June 30, 1998                          151,002       162,151
   Federal Home Loan Bank (FHLB) stock, at cost           10,043        10,043
                                                    ------------  ------------
      TOTAL INVESTMENT SECURITIES AND OTHER
       INVESTMENTS                                       738,063       695,994
                                                    ------------  ------------
LOANS:
   Loans held-for-sale, at lower of cost or market        34,901        36,359
   Loans receivable                                      545,236       514,719
                                                    ------------  ------------
      TOTAL LOANS                                        580,137       551,078
   Allowance for loan losses                              (5,683)       (5,658)
                                                    ------------  ------------
      TOTAL LOANS, NET                                   574,454       545,420
                                                    ------------  ------------
Accrued interest receivable                               15,541        14,926
Foreclosed real estate, net                                  316           413
Premises and equipment, net                               19,710        19,555
Other assets, net                                         20,314        15,591
                                                    ------------  ------------
TOTAL ASSETS                                        $  1,387,623  $  1,311,388
                                                    ------------  ------------
                                                    ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $    613,102  $    571,431
Securities sold under agreements to repurchase           446,394       416,171
Advances and borrowings from Federal Home Loan Bank       60,400        74,800
Term notes and bonds payable                             114,500       114,588
Accrued expenses and other liabilities                    32,664        27,368
                                                    ------------  ------------
   TOTAL LIABILITIES                                   1,267,060     1,204,358
                                                    ------------  ------------
Commitments and contingencies                                  -           -
                                                    ------------  ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 5,000,000 shares
      authorized; none issued Common stock, $1 par
      value; 20,000,000 shares authorized;
      10,154,358 issued and outstanding at
      September 30, 1998 and 10,149,358 issued and
      outstanding at June 30, 1998                        10,154        10,149
   Additional paid-in capital                             27,307        27,261
   Legal surplus                                           6,468         5,908
   Retained earnings                                      67,763        63,756
   Treasury stock, at cost, 311,700 at
      September 30, 1998 and 221,500 shares at
      June 30, 1998                                       (9,555)       (6,199)
   Accumulated other comprehensive income, net
      of taxes                                            18,426         6,155
                                                    ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                            120,563       107,030
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,387,623  $  1,311,388
                                                    ------------  ------------
                                                    ------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                       ORIENTAL FINANCIAL GROUP INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE FIRST QUARTER ENDED ON SEPTEMBER 30, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                        FIRST QUARTER ENDED
                                                            SEPTEMBER 30,
                                                    -------------------------
                                                        1998           1997
                                                    ------------    ----------
INTEREST INCOME:
   Loans                                               $  15,564    $  14,334
   Mortgage-backed securities                              6,738        5,246
   Investment securities                                   4,510        3,480
   Other interest-earning assets                             298          394
                                                    ------------    ----------
      TOTAL INTEREST INCOME                               27,110       23,454
                                                    ------------    ----------
INTEREST EXPENSE:
   Deposits                                                7,271        6,356
   Securities sold under agreements to repurchase          5,945        4,025
   Other borrowed funds and interest rate risk
     management                                            2,712        3,188
                                                    ------------    ----------
      TOTAL INTEREST EXPENSE                              15,928       13,569
                                                    ------------    ----------
      NET INTEREST INCOME                                 11,182        9,885

Provision for loan losses                                  2,600        1,300
                                                    ------------    ----------
      NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                    8,582        8,585

NON-INTEREST INCOME:
   Bank service charges and fees                             794        1,024
   Trust, money management and brokerage fees              2,315        2,148
   Mortgage banking activities                               794          960
   Rent and other operating income                           176          186
   Gain on sale of investment securities                   1,606          111
   Trading account income (loss)                              49          110
   Servicing income                                            -          571
   Gain on sale of servicing rights                            -          -
                                                    ------------    ----------
      TOTAL NON-INTEREST INCOME                            5,734        5,110
                                                    ------------    ----------
NON-INTEREST EXPENSES:
   Compensation and benefits                               3,474        3,897
   Occupancy and equipment                                 1,280        1,130
   Professional and service fees                             341          339
   Advertising and business promotion                        560          669
   Insurance, including deposits insurance                    91          122
   Real estate owned expenses                                  7           30
   Communications                                            345          378
   Municipal and other general taxes                         429          410
   Printing, postage, stationery and supplies                156          169
   Other                                                     723          646
                                                    ------------    ----------
   TOTAL NON-INTEREST EXPENSE                              7,406        7,790
                                                    ------------    ----------
      INCOME BEFORE INCOME TAXES                           6,910        5,905

Provision for income taxes                                   851          968
                                                    ------------    ----------
      NET INCOME                                         $ 6,059      $ 4,937
                                                    ------------    ----------
                                                    ------------    ----------
INCOME PER COMMON SHARE:
   Basic                                                 $  0.61      $  0.50
                                                    ------------    ----------
                                                    ------------    ----------
   Diluted                                               $  0.60      $  0.48
                                                    ------------    ----------
                                                    ------------    ----------

ADJUSTED FOR THE 33.3% STOCK SPLIT
 DISTRIBUTED IN OCTOBER 15, 1998:
   Basic                                                 $  0.46      $  0.38
                                                    ------------    ----------
                                                    ------------    ----------
   Diluted                                               $  0.45      $  0.36
                                                    ------------    ----------
                                                    ------------    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    ORIENTAL FINANCIAL GROUP INC.
    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND OF COMPREHENSIVE INCOME
     FOR THE FIRST QUARTER ENDED ON SEPTEMBER 30, 1998 AND 1997
                           (IN THOUSANDS)

                                                           1998        1997
                                                     ------------  ------------
 CHANGES IN STOCKHOLDERS' EQUITY:

COMMON STOCK:
   Balance at beginning of period                     $   10,149    $   7,990
   Stock split                                                 -        1,912
   Stock options exercised                                     5           64
   Common stock repurchased and retired                        -          -
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                            10,154        9,966
                                                     -----------   ----------
ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period                         27,261       28,631
   Stock split                                                 -       (1,912)
   Stock options exercised                                    46          271
   Common stock repurchased and retired                        -          -
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                            27,307       26,990
                                                     -----------   ----------
LEGAL SURPLUS:
   Balance at beginning of period                          5,908        4,002
   Transfer from retained earnings                           560          427
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                             6,468        4,429
                                                     -----------   ----------
RETAINED EARNINGS:
   Balance at beginning of period                         63,756       49,693
   Net income                                              6,059        4,937
   Dividends declared and cash paid on
    fractional shares                                     (1,492)      (1,228)
   Transfer to legal surplus                                (560)        (427)
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                            67,763       52,975
                                                     -----------   ----------
TREASURY STOCK:
   Balance at beginning of period                         (6,199)         -
   Treasury stock purchased                               (3,356)      (1,836)
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                            (9,555)      (1,836)
                                                     -----------   ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
   NET OF TAXES:
   Balance at beginning of period                          6,155          913
   Net change in fair value of securities
      available-for-sale, net of taxes                    12,271        1,319
                                                     -----------   ----------
      BALANCE AT END OF PERIOD                            18,426        2,232
                                                     -----------   ----------

TOTAL STOCKHOLDERS' EQUITY                            $  120,563    $  94,756
                                                     -----------   ----------
                                                     -----------   ----------

COMPREHENSIVE INCOME:

NET INCOME                                            $    6,059    $   4,937
                                                     -----------   ----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized net gains on securities arising
      during the period                                   13,877        1,430
                                                     -----------   ----------
   Less: reclass adjustment for gains and losses
      included in net income                              (1,606)        (111)
                                                     -----------   ----------
      NET CHANGE IN FAIR VALUE OF SECURITIES
      AVAILABLE-FOR-SALE, NET OF TAXES                    12,271        1,319
                                                     -----------   ----------
COMPREHENSIVE INCOME                                  $   18,330    $   6,256
                                                     -----------   ----------
                                                     -----------   ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    ORIENTAL FINANCIAL GROUP INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FIRST QUARTER ENDED ON SEPTEMBER 30, 1998 AND 1997
                        (IN THOUSANDS)

                                                                    1998        1997
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                       $  6,059     $  4,937
                                                                 --------    ---------
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Amortization of deferred loan origination fees
      and costs                                                    (1,145)        (807)
      Amortization of premiums and accretion of
      discounts on investment securities                              555          219
      Depreciation and amortization of premises and
      equipment                                                       709          597
      Provision for loan losses                                     2,600        1,300
      Gain on sale of available-for-sale securities                (1,606)        (111)
      Gain on sale of loans held-for-sale                              35          421
      Decrease (increase) in trading securities                     1,397       (9,880)
      Increase in accrued interest receivable                        (615)      (1,746)
      (Increase) decrease in other assets                          (4,723)       1,713
      Increase in accrued expenses and liabilities                  6,608        1,784
                                                                 --------    ---------
         TOTAL ADJUSTMENTS                                          3,915       (6,510)
                                                                 --------    ---------
         NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                               9,974       (1,573)
                                                                 --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) decrease in securities purchased
   under agrrements to resell                                      (5,513)      10,541
   Purchases of investment securities available-for-sale          (75,068)     (49,401)
   Sales of investment securities available-for-sale               47,935       12,495
   Maturities of investment securities available-for-sale           1,186       23,580
   Purchases of investment securities held-to-maturity                -        (36,424)
   Maturities and redemptions of investment securities
      held-to-maturity                                             11,027        4,191
   Proceeds from sale of loans held-for-sale                        6,900          -
   Net origination of loans                                       (53,964)     (59,111)
   Capital expenditures                                              (864)        (690)
                                                                 --------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                   $(68,361)    $(94,819)
                                                                 --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase (decrease) in:
      Deposits                                                     41,671       28,067
      Securities sold under agreements to repurchase               30,223       55,731
      Borrowings under lines of credit                                -            -
      Advances and borrowings from FHLB                           (14,400)       1,900
   Principal payments of bonds payable                                (88)        (124)
   Proceeds from exercise of stock options                             51          335
   Repurchase of common stock and purchases of
      treasury stock                                               (3,356)         -
   Dividends and cash paid on fractional shares                    (1,491)      (1,064)
                                                                 --------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                 52,610       84,845
                                                                 --------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (5,777)     (11,547)

Cash and cash equivalents at beginning of period                   14,489       26,036
                                                                 --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  8,712    $  14,489
                                                                 --------    ---------
                                                                 --------    ---------

SUPPLEMENTAL DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
   Interest paid                                                 $ 15,290    $  13,200
                                                                 --------    ---------
   Income taxes                                                       -            -
                                                                 --------    ---------
   Real estate loans securitized into mortgage-backed
      securities                                                $  16,600    $  38,700
                                                                 --------    ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS        ORIENTAL FINANCIAL
                                                                    GROUP INC.
-------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

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

The accounting and reporting policies of Oriental Financial Group (the "Group", "Oriental") and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements with these principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period and, as such, these statements include amounts based on judgments and estimates made by Management. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1998 contained in Oriental's annual report. Certain reclassifications have been made to the September 30, 1997 and June 30, 1998 consolidated financial statements to conform with the presentation of the current period consolidated financial statements.

In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and June 30, 1998 as well as the results of operations and cash flows for the first quarter ended September 30, 1998 and 1997.

NOTE  2 - STOCK SPLIT

On August 11, 1998, the Group declared a four-for-three (33.3%) stock split on its 10,052,358 shares of common stock outstanding at September 30, 1998. As a result, 3,452,932 shares of common stock were issued on October 15, 1998, thus increasing shares to 13,505,290 at such date. The pro-forma effect of this stock split on income per common share is disclosed in the Consolidated Statements of Income and on Note 3.

NOTE 3 - INCOME PER COMMON SHARE:

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

Weighted average common shares and potential common stock options outstanding at September 30, follow:

        (IN THOUSANDS)                  BEFORE 33.3% STOCK SPLIT    ADJUSTED FOR 33.3 % SPLIT (*)
        --------------                  ------------------------    -----------------------------
(IN THOUSANDS)                             1998          1997            1998           1997
--------------                          -----------   ----------    -------------    ------------
AVERAGE COMMON SHARES OUTSTANDING          9,880        9,903          13,170           13,201
AVERAGE POTENTIAL COMMON STOCK OPTIONS       301          325             401              433
                                          ------       ------          ------           ------
 TOTAL                                    10,181       10,228          13,571           13,634
                                          ------       ------          ------           ------
                                          ------       ------          ------           ------

(*) - DISTRIBUTED IN OCTOBER 15, 1998.

NOTE  4 - INVESTMENT SECURITIES:

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

TRADING SECURITIES:

The fair value of trading securities is based on quoted market prices. At September 30, 1998 and June 30, 1998, the Group's trading portfolio was comprised primarily of securities collateralized by real estate assets located in Puerto Rico or issued by U.S. government entities and pass-through interest only certificates (IO's) with a fair market value of $41,043,000 and $42,440,000, respectively. The trading portfolio's weighted average yield at such dates was 7.48% and 7.40%, respectively.

AVAILABLE-FOR-SALE:

The estimated fair value of investment securities available-for-sale is based on quoted market prices. The amortized cost, estimated fair value, and weighted average yield of debt and equity securities available-for-sale by category at September 30, 1998 and June 30, 1998 are as follows:


 (IN THOUSANDS)                                        SEPTEMBER 30, 1998                        JUNE 30, 1998
                                          -----------------------------------------   ----------------------------------------
                                                                          AVERAGE                                     AVERAGE
                                           AMORTIZED       FAIR           WEIGHTED     AMORTIZED        FAIR          WEIGHTED
                                             COST         VALUE            YIELD         COST          VALUE           YIELD
                                          -----------------------------------------   ----------------------------------------
US GOVERNMENT SECURITIES                  $219,553       $232,892          6.37%       $244,225       $250,219         6.37%
                                          ----------     --------         --------     ---------      --------        --------
PR GOVERNMENT SECURITIES                    24,788         25,182          8.72%         26,074         25,881         8.72%
                                          ----------     --------         --------     ---------      --------        --------
MORTGAGE-BACKED SECURITIES:
  GNMA                                      61,087         62,926          6.81%         35,517         36,471         7.14%
  FNMA                                     152,004        154,708          6.62%        128,956        129,890         6.74%
  FHLMC                                     59,347         60,201          6.69%         38,317         38,833         6.99%
  PASS-THROUGH CERTIFICATES                     65             66          7.69%             65             66         7.69%
                                          ----------     --------         --------     ---------      --------        --------
                                           272,503        277,901          6.68%        202,855        205,260         6.86%
                                          ----------     --------         --------     ---------      --------        --------
                                          $516,844       $535,975          6.64%       $473,154       $481,360         6.71%
                                          ----------     --------         --------     ---------      --------        --------
                                          ----------     --------         --------     ---------      --------        --------

At September 30, 1998, gross unrealized gains and gross unrealized losses amounted to $19,676,000 and $545,000, respectively. At June 30, 1998, gross unrealized gains and gross unrealized losses amounted to $8,593,000 and $387,000, respectively. At September 30, 1998 and June 30, 1998, unrealized gains on securities available-for-sale of $18,426,000 and $6,155,000, respectively, net of deferred income taxes of $705,000 and $2,051,000, respectively, were reported as a separate component of stockholders' equity.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 1998 and June 30, 1998, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


(IN THOUSANDS)                                  SEPTEMBER 30, 1998                  JUNE 30, 1998
                                             ------------------------           ------------------------
                                               AMORTIZED       FAIR              AMORTIZED        FAIR
                                                 COST         VALUE                 COST          VALUE
                                             ------------------------           ------------------------
AFTER ONE YEAR TO FIVE YEARS                  $ 37,520       $ 38,641            $ 47,537       $ 48,219
AFTER FIVE YEARS TO TEN YEARS                  184,147        196,353             188,927        194,173
DUE AFTER TEN YEARS                            295,177        300,981             236,690        238,968
                                              --------       --------            --------       --------
                                              $516,844       $535,975            $473,154       $481,360
                                              --------       --------            --------       --------
                                              --------       --------            --------       --------

Available-for-sale securities in the due after ten years category include an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $23,099,000, which commenced paying down principal on August 1, 1994, and is expected to be fully collected within the next two fiscal years.

Proceeds from the sale of investment securities available-for-sale during the first quarter of fiscals 1999 and 1998 were $47,935,000 and $12,495,000, respectively. Gross realized gains and losses on those sales during the first quarter of fiscal 1999 were $1,606,000 and $0, respectively. These were $157,000 and $46,000, respectively, in the same period of fiscal 1998.

HELD-TO-MATURITY:

The estimated fair value of investment securities held-to-maturity is based on quoted market prices. The amortized cost, estimated fair value, and weighted average yield of debt and equity securities held-to-maturity by category at September 30, 1998 and June 30, 1998 are as follows:


(IN THOUSANDS)                                       SEPTEMBER 30, 1998                            JUNE 30, 1998
                                          ----------------------------------------    ---------------------------------------
                                                                        AVERAGE                                     AVERAGE
                                          AMORTIZED        FAIR         WEIGHTED      AMORTIZED       FAIR          WEIGHTED
                                            COST          VALUE          YIELD          COST          VALUE           YIELD
                                          ----------------------------------------    ---------------------------------------
PR GOVERNMENT SECURITIES                  $  3,572       $  3,570          7.40%       $  3,575       $  3,576          7.40%
                                          --------       --------        -------       --------       --------       --------
MORTGAGE-BACKED SECURITIES:
  GNMA                                     116,059        117,689          6.46%        125,415        126,805          6.80%
  FNMA                                      27,242         28,122          7.25%         28,732         29,453          7.25%
  FHLMC                                      4,129          4,267          7.00%          4,429          4,570          7.00%
                                          --------       --------        -------       --------       --------       --------
                                           147,430        150,648          6.66%        158,576        160,828          6.89%
                                          --------       --------        -------       --------       --------       --------
                                          $151,002       $153,648          6.67%       $162,151       $164,404          6.87%
                                          --------       --------        -------       --------       --------       --------
                                          --------       --------        -------       --------       --------       --------

Gross unrealized gains and gross unrealized losses at September 30, 1998 amounted to $3,043,000 and $397,000, respectively. These amounted to $2,696,000 and $443,000, respectively, at June 30, 1998.

The amortized cost and estimated fair value of held-to-maturity securities at September 30, 1998 and June 30, 1998, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


(IN THOUSANDS)                              SEPTEMBER 30, 1998                          JUNE 30, 1998
                                         -----------------------                 -------------------------
                                          AMORTIZED         FAIR                  AMORTIZED         FAIR
                                             COST          VALUE                     COST           VALUE
                                         -----------------------                 --------------------------
DUE WITHIN ONE YEAR                      $      10    $      10                  $       10     $      10
AFTER ONE YEAR TO FIVE YEARS                 1,041        1,055                       1,061         1,074
AFTER FIVE YEARS TO TEN YEARS                7,791        7,938                       8,067         8,221
DUE AFTER TEN YEARS                        142,160      144,645                     153,013       155,099
                                         ---------    ---------                  ----------     ----------
                                         $ 151,002    $ 153,648                  $  162,151     $ 164,404
                                         ---------    ---------                  ----------     ----------
                                         ---------    ---------                  ----------     ----------


The held-to-maturity securities due after ten years category includes approximately $55,200,000 of the short end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

FEDERAL HOME LOAN BANK STOCK:

At September 30, 1998 and June 30, 1998 there was an investment in Federal Home Loan Bank (FHLB) of New York stock with a book and fair value of $10,043,000. The fair value of such investment is its redemption value.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

The Group's lending activity is with borrowers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases, personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at September 30, 1998 and June 30, 1998 was as follows:


           (IN THOUSANDS)                         SEPTEMBER 30,      JUNE 30,
                                                  -------------   ------------
LOANS SECURED BY REAL ESTATE:
  RESIDENTIAL                                       $266,644       $233,161
  COMMERCIAL                                           6,901          7,007
  HOME EQUITY LOANS                                    2,922          3,184
  CONSTRUCTION, LAND ACQUISITION AND
   LAND IMPROVEMENTS                                     661            909
                                                  -------------   ------------
                                                     277,128        245,384
  LESS: NET DEFERRED LOAN FEES AND
   SERVICING RIGHTS SOLD                              (2,622)        (2,363)
                                                  -------------   ------------
                                                     274,506        241,898
                                                  -------------   ------------
                                                  -------------   ------------
OTHER LOANS:
  COMMERCIAL LOANS                                    10,421          9,428
  AUTO LOANS                                           6,184          7,340
  PERSONAL LOANS UNSECURED                            98,723         92,682
  PERSONAL LOANS MORTGAGE COLLATERAL                  13,383         13,273
  PERSONAL LINES OF CREDIT                             9,209          7,126
  CASH COLLATERAL AND MARGIN LOANS                     2,119          2,764
  FINANCING LEASES                                   157,733        170,525
                                                  -------------   ------------
                                                     297,772        303,138
  LESS: UNEARNED INTEREST                            (27,042)       (30,317)
                                                  -------------   ------------
                                                     270,730        272,821
                                                  -------------   ------------
                                                  -------------   ------------
LOANS RECEIVABLE                                     545,236        514,719
ALLOWANCE FOR LOAN LOSSES                             (5,683)        (5,658)
                                                  -------------   ------------
LOANS RECEIVABLE, NET                                539,553        509,061
LOANS HELD-FOR-SALE                                   34,901         36,359
                                                  -------------   ------------
TOTAL LOANS, NET                                    $574,454       $545,420
                                                  -------------   ------------
                                                  -------------   ------------

At September 30, 1998 and June 30, 1998 mortgage loans held-for-sale amounted $34,901,000 and $36,359,000 respectively. All mortgage loans originated and sold during the first three months of fiscals 1998 and 1997 were sold based on pre-established commitments or at market values which in both situations equal or exceeded the carrying value of the loans. Net gains on those sales during the first quarter of fiscal years 1999 and 1998 were $135,000 and $421,000, respectively, and are included in the statement of income as part of mortgage banking activities.

The Group measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. All loans are evaluated for impairment, except large groups of small balance, homogenous loans that are collectively evaluated for impairment, leases and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans and leases over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment. Over 95% of the Group's loan portfolio is composed of smaller homogenous loans which are evaluated collectively for impairment. Accordingly, the balance of impaired commercial loans and leases at September 30, 1998 and 1997 and their average for the first three months of the fiscal year is not significant.

Refer to Table 15 at page 21 of the management's discussion and analysis of financial condition and results of operations for the changes in the allowance for loan losses for the first quarter ended September 30, 1998 and 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

The Group reported an increase of 23% in net income for the first quarter of fiscal 1999. The Group's net income for the first quarter ended on September 30, 1998 increased to $6.06 million or $.61 per share (basic) from $4.9 million or $.50 per share (basic) in the same period of fiscal 1998. On a diluted basis the quarter's earning per share was $.60 versus $.48 in the same period of fiscal 1998, an increase of 25%. The Group's earnings growth reflects an increase interest income, driven by a solid growth in interest-earning assets, combined with a reduction in non-interest expenses. The Group's profitability ratios for the first quarter of fiscal 1999 reflect returns of 1.78% on assets (ROA) and 21.28% on stockholder's equity (ROE) versus 1.71% and 21.19%, respectively, in fiscal 1998. Reflecting management's strict cost-control policy recurring non-interest expenses for the first quarter of fiscal 1998 decreased 7% to $7.3 million as compared to $7.8 million during the same period of fiscal 1998. The efficiency ratio and the expense ratio for fiscal 1999 improved to 47.69% and 1.02%, respectively, from 52.52% and 1.11%, respectively, the year before.

Oriental's diversified asset base (excluding mortgage servicing division which servicing rights were sold on October 1997) experienced a growth of 22% during the first quarter of fiscal 1999 that contributed to a large extent to income expansion across its business lines. At September 30, 1998, total financial assets owned or managed grew to $3.4 billion from the $2.8 billion owned or managed one year ago. Total financial assets at September 30, 1998, consisted of $1.39 billion owned by the Bank, $1.3 billion managed by the trust and $736 million gathered by the broker-dealer.

Net interest income for the first quarter of fiscal 1998 rose 13% to $11.2 million versus $9.9 million reported in the same period of fiscal 1998. The improvement was achieved through the growth in the Group's loans and securities portfolios. Average interest-earning assets for the first quarter of fiscal 1999 reached $1.26 billion an increase of 20% compared with $1.05 billion for the same quarter of fiscal 1998.

For the first quarter of fiscal 1998, trust, money management and brokerage fees increased by 8% to $2.3 million, compared to $2.1 million in the same quarter of fiscal 1998. Mortgage banking activities (excluding servicing income) decreased 17% to $794,000 compared to $960,000 for the same period of fiscal 1998. Bank services fees and charges and other income amounted to $970,000 million compared to $1.2 million in fiscal 1998, a decrease of 20%. The decline was attributable to a decrease in the Group's leasing activity. The decrease in recurring non-interest income during the first quarter of fiscal 1999 reflects the fact that on September 21, 1998 the island was directly hit by Hurricane George which temporarily disrupted our operations. Operations were back to normal on October 2, 1998.

For the first quarter of fiscal 1999 the Group provided $2.6 million for loan losses compared with $1.3 million for the same period of fiscal 1998. The higher provision for fiscal 1998 was primarily due to a response to the rise in net charge-offs experienced by the Group's consumer and leasing portfolios and to current and expected economic conditions.

Stockholders' equity at September 30, 1998 totaled $121 million compared to $95 million the year before, an increase of 27%. The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation for bank or bank holding companies. Total risk-based and leverage capital ratios as of September 30, 1998 were 20.87% and 7.46%, respectively, which are well above the minimum capital ratios required by regulatory agencies. As part of the Group's stock repurchase program, a total number of 90,200 common shares, all of which are held by the Group's treasury at September 30, 1998, were repurchased during the first fiscal 1999 quarter.

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

                          SELECTED FINANCIAL DATA
               FOR THE FIRST QUARTER ENDED ON SEPTEMBER 30, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                       FIRST QUARTER ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                         1998          1997
                                                      ----------   ----------
CONDENSED EARNINGS REPORT:

INTEREST INCOME                                       $   27,110   $   23,454
INTEREST EXPENSE                                          15,928       13,569
                                                      ----------   ----------
 NET INTEREST INCOME                                      11,182        9,885
PROVISION FOR LOAN LOSSES                                  2,600        1,300
RECURRING NON-INTEREST INCOME                              4,079        4,318
NON-RECURRING NON-INTEREST INCOME                          1,655          792
RECURRING NON-INTEREST EXPENSES                            7,278        7,790
NON-RECURRING NON-INTEREST EXPENSES                          128          -
PROVISION FOR INCOME TAXES                                   851          968
                                                      ----------   ----------
 NET INCOME                                           $    6,059   $    4,937
                                                      ----------   ----------

INCOME PER SHARE:

BASIC                                                 $     0.61   $     0.50
                                                      ----------   ----------
DILUTED                                               $     0.60   $     0.48
                                                      ----------   ----------
DIVIDENDS DECLARED PER SHARE                          $     0.15   $     0.13
                                                      ----------   ----------

AVERAGE COMMON SHARES OUTSTANDING                          9,880        9,903
AVERAGE POTENTIAL COMMON STOCK OPTIONS                       301          325
                                                      ----------   ----------
 TOTAL AVERAGES SHARES AND EQUIVALENTS                    10,181       10,228
                                                      ----------   ----------

BOOK VALUE                                            $    11.86   $     9.51
                                                      ----------   ----------
MARKET PRICE AT PERIOD END                            $    38.44   $    28.80
                                                      ----------   ----------

PERIOD END BALANCES: (SEPTEMBER 30, )

TOTAL BANK ASSETS                                     $1,387,600   $1,161,800
TRUST ASSETS MANAGED                                   1,292,500    1,104,300
ASSETS GATHERED BY BROKER-DEALER                         736,500      543,500
                                                      ----------   ----------
 TOTAL FINANCIAL ASSETS BEFORE SERVICING               3,416,600    2,809,600
LOANS SERVICED TO THIRD PARTIES                                -      533,300
                                                      ----------    ---------
 TOTAL FINANCIAL ASSETS                               $3,416,600   $3,342,900
                                                      ----------   ----------
INVESTMENT AND TRADING SECURITIES                     $  750,945   $  541,071
LOANS AND LOANS HELD-FOR-SALE, NET                       574,454      552,542
                                                      ----------   ----------
 INTEREST-EARNING ASSETS                              $1,325,399   $1,093,613
                                                      ----------   ----------
DEPOSITS                                              $  613,102   $  525,609
REPURCHASE AGREEMENTS                                    446,394      303,646
BORROWINGS                                               174,900      206,592
                                                      ----------   ----------
 INTEREST-BEARING LIABILITIES                         $1,234,396   $1,035,847
                                                      ----------   ----------
CAPITAL                                               $  120,563   $   94,756
                                                      ----------   ----------

REGULATORY CAPITAL RATIOS (IN PERCENT):

LEVERAGE CAPITAL                                           7.46%         7.72%
                                                      ----------   ----------
TOTAL RISK-BASED CAPITAL                                  20.87%        18.47%
                                                      ----------   ----------
TIER 1 RISK-BASED CAPITAL                                 19.79%        17.39%
                                                      ----------   ----------

SELECTED FINANCIAL RATIOS (IN PERCENT):

RETURN ON AVERAGE EQUITY (ROE)                             1.78%         1.71%
                                                      ----------   ----------
RETURN ON AVERAGE ASSETS (ROA)                            21.28%        21.19%
                                                      ----------   ----------
EFFICIENCY RATIO                                          47.69%        52.52%
                                                      ----------   ----------
EXPENSE RATIO                                              1.02%         1.11%
                                                      ----------   ----------
AVERAGE EQUITY TO AVERAGE TOTAL ASSETS                     8.69%         8.16%
                                                      ----------   ----------

OTHER INFORMATION:

NUMBER OF BANKING OFFICES                                     17           16
                                                      ----------   ----------

NET INTEREST INCOME

Net interest income for the first quarter fiscal 1999 reached $11.2 million, 13% or $1.3 million higher than the $9.9 million reported in fiscal 1998. This improvement in net interest income reflects an increase of $1.4 million due to a higher volume of net interest-earning assets; partially offset by an unfavorable effect in rate of $98,000, as a result of a reduction of 20 basis points in the interest rate margin. In the first quarter of fiscal 1999, interest rate spread and net interest margin were 3.36% and 3.59%, as compared to 3.57% and 3.79%, respectively, in fiscal 1998. Based on the Group's asset/liability structure at September 30, 1998 it is expected that its spread and margin should improve in the forthcoming months, when it is anticipated that the interest rates will remain stable or decline.

Table 1 presents a comparative analysis of the net interest income and rates, excluding income tax effect, for the periods analyzed. It also presents for the last two years an analysis of the major categories of interest-earning assets and interest-bearing liabilities and their impact on the net interest income variances due to (1) changes in volume (changes in volume multiplied by old rates) and (2) changes in rate (changes in rate multiplied by old volume). Rate-volume variances (changes in rates multiplied by the changes in volume) have been proportionally allocated to the changes in volume and changes in rate based upon their respective percentage of the combined total.

The Group's interest income for the first quarter of fiscal of 1999 increased by 16% or $3.6 million to $27.1 million from $23.5 million posted in the first quarter of fiscal 1998. The growth in interest income was driven by a positive volume variance of $3.9 million due to a larger average volume of interest-earning assets, offset by a negative rate variance of $277,000 resulting from a reduction of 30 basis points in the interest-earning assets yield performance.

For the first quarter of fiscal 1999 average interest-earning assets increased to $1.26 billion compared with $1.05 billion in fiscal 1998, a 20% increase. The principal contributor to the growth in average interest-earning assets was a rise of 36% in average investment securities followed by an increase of 4% in average loans.

This average investment volume growth was fueled by increases in investment and mortgage-backed securities which volume rose to $405 million and $277 million, respectively, from $293 million and $205 million, respectively, a year ago. The additional loan volume was another contributor to the rise in the Group's interest income. This volume growth relates mainly to increases in the real estate and consumer loans portfolios, which increased to $291 million and $125 million, respectively, from $274 million and $90 million, respectively, the year before.

The average yield on interest-earning assets for the first quarter of fiscal 1999 was 8.62% or 30 basis points lower than the 8.92% attained in fiscal 1998. The main reason for this reduction was the proportionately higher increase in the total average investments portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate. The average yield on investments securities fell to 6.56% or 47 basis points lower than the 7.03% attained in fiscal 1998, due to a general reduction on market rates. The yield on loans for fiscal 1999 improved to 11.24%, or 48 basis points higher than the 10.76% reported in fiscal 1998, mostly due to the significant growth in average consumer loans, which yield performance improved to 13.47%, 4 basis points higher than the 13.43% reported in fiscal 1998.

Interest expense for the first quarter fiscal 1999 rose 17% or $2.3 million to $15.9 million from $13.6 million reported in fiscal 1998. The increase was driven by a higher volume of interest-bearing liabilities used to fund the Group's interest-earning assets growth, as previously explained.

Average interest-bearing liabilities for the first quarter of fiscal 1999 reached $1.2 billion versus $1 billion in fiscal 1998, a 20% increase. The growth in interest-bearing liabilities average volume reflect strong increases in the average volume of deposits and repurchase agreements which rose $73 million and $142 million, respectively. In the first quarter of fiscal 1999 average deposits rose to $581 million from $509 million in fiscal 1998, a 14% increase. IRA accounts were the main contributor to the rise, increasing $34 million or 43%, followed by certificates of deposits and savings and demand accounts, which increased by $28 million or 8% and $13 or 13% million, respectively. The average volume of repurchase agreements rose by 48% to $437 million from $295 million in fiscal 1998. The rise was necessary to fund the Group's total interest-earning asset growth.

The average cost of funds on interest-bearing liabilities for the first quarter of fiscal 1999 was 5.26% or 9 basis points lower than the 5.35% attained in fiscal 1998. This decrease was mostly related to a decline of 8 basis points in the cost of other borrowings, mainly in term notes and FHLB funds, enhanced by a reduction in the cost of interest-hedging activities (swaps and caps) of 14 basis points. The overall reduction in cost of funds was triggered by a favorable lower interest rate scenario.

SPREAD TABLE

TABLE 1 - ANALYSIS OF NET INTEREST INCOME

                                                                                      QUARTER ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------------------
                                                              INTEREST               AVERAGE BALANCE             AVERAGE RATE
                                                       -----------------------   -----------------------     ---------------------
   DESCRIPTION                                             1998        1997         1998         1997          1998         1997
---------------------------                            ----------   ----------   ----------  -----------     -------      --------
INTEREST-EARNING ASSETS:
   REAL ESTATE LOANS (2)                                $   7,265    $   6,493   $  291,992   $  273,577        9.95%        9.49%
   CONSUMER LOANS                                           4,242        3,050      124,923       90,099       13.47%       13.43%
   COMMERCIAL LOANS                                           275          293        8,784        9,599       12.52%       12.20%
   FINANCING LEASES                                         3,782        4,498      126,820      158,455       11.92%       11.35%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL LOANS (1)                                         15,564       14,334      552,519      531,730       11.24%       10.76%
                                                       ----------   ----------   ----------   ----------      -------      -------
   MORTAGE-BACKED SECURITIES                                6,738        5,246      405,595      292,723        6.65%        7.17%
   INVESTMENT SECURITIES                                    4,510        3,480      277,631      204,871        6.50%        6.79%
   OTHER INTEREST-EARNING ASSETS                              298          394       20,351       20,844        5.72%        7.40%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL INVESTMENTS                                       11,546        9,120      703,577      518,438        6.56%        7.03%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL INTEREST-EARNING ASSETS                        $  27,110    $  23,454   $1,256,096   $1,050,168        8.62%        8.92%
                                                       ----------   ----------   ----------   ----------      -------      -------
INTEREST-BEARING LIABILITIES:
   SAVINGS AND DEMAND ACCOUNTS                          $     744    $     672   $  114,970   $  102,270        2.57%        2.61%
   CERTIFICATES OF DEPOSIT                                  4,875        4,481      353,819      328,034        5.47%        5.42%
   IRA'S AND ZERO COUPON BONDS                              1,652        1,203      112,560       78,477        5.82%        6.08%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL DEPOSITS                                           7,271        6,356      581,349      508,781        4.96%        4.96%
                                                       ----------   ----------   ----------   ----------      -------      -------
   REPURCHASE AGREEMENTS                                    5,945        4,025      436,806      294,823        5.40%        5.42%
   LINES OF CREDIT                                              2           14            -            -        0.00%        0.00%
   FHLB ADVANCES                                              796          902       55,508       61,506        5.69%        5.82%
   FHLB BORROWINGS                                            200          398       12,860       25,578        6.18%        6.17%
   BONDS PAYABLE                                                1           11           42          482       10.97%        8.77%
   TERM NOTES                                               1,498        1,518      114,500      114,500        5.19%        5.26%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL BASIC OTHER BORROWINGS                             8,442        6,868      619,716      496,889        5.41%        5.48%
   INTEREST RATE RISK MANAGEMENT                              215          345            -            -        0.14%        0.28%
                                                       ----------   ----------   ----------   ----------      -------      -------
   TOTAL ADJUSTED OTHER BORROWINGS                          8,657        7,213      619,716      496,889        5.54%        5.76%
                                                       ----------   ----------   ----------   ----------      -------      -------
TOTAL INTEREST-BEARING LIABILITIES                      $  15,928    $  13,569   $1,201,065   $1,005,670        5.26%        5.35%
                                                       ----------   ----------   ----------   ----------      -------      -------
NET INTEREST INCOME                                     $  11,182    $   9,885                                  3.36%        3.57%
                                                       ----------   ----------                                -------      -------
NET INTEREST EARNING ASSETS                                                      $   55,031   $  44,498
                                                                                 ----------   ----------
INTEREST RATE MARGIN                                                                                            3.59%        3.79%
                                                                                                              -------      -------
INTEREST-EARNING ASSETS TO INTEREST BEARING
  LIABILITIES RATIO                                                                 104.58%      104.42%
                                                                                 ----------   ----------

CHANGE IN NET INTEREST INCOME DUE TO VOLUME/RATE:

                                                           VOLUME       RATE        TOTAL
                                                         ---------   ---------    ---------
INTEREST INCOME
   REAL ESTATE LOANS (2)                                  $   437      $   335     $   772
   CONSUMER LOANS                                           1,169           23       1,192
   COMMERCIAL LOANS                                           (25)           7         (18)
   FINANCING LEASES                                          (898)         182        (716)
                                                         --------      -------     -------
   TOTAL LOANS (1)                                            683          547       1,230
                                                         --------      -------     -------
   MORTAGE-BACKED SECURITIES                                2,023         (531)      1,492
   INVESTMENT SECURITIES                                    1,236         (206)      1,030
   OTHER INTEREST-EARNING ASSETS                               (9)         (87)        (96)
                                                         --------      -------     -------
   TOTAL INVESTMENTS                                        3,250         (824)      2,426
                                                         --------      -------     -------
   TOTAL INTEREST INCOME                                  $ 3,933      $  (277)    $ 3,656
                                                         --------      -------     -------
INTEREST EXPENSE
   SAVINGS AND DEMAND ACCOUNTS                            $    83      $   (11)    $    72
   CERTIFICATES OF DEPOSIT                                    349           45         394
   IRA'S AND ZERO COUPON BONDS                                518          (69)        449
                                                         --------      -------     -------
   TOTAL DEPOSITS                                             950          (35)        915
                                                         --------      -------     -------
   REPURCHASE AGREEMENTS                                    1,922           (2)      1,920
   LINES OF CREDIT                                              -          (12)        (12)
   FHLB ADVANCES                                              (87)         (19)       (106)
   FHLB BORROWINGS                                           (196)          (2)       (198)
   BONDS PAYABLE                                              (10)           -         (10)
   TERM NOTES                                                   -          (20)        (20)
                                                         --------      -------     -------
   TOTAL BASIC OTHER BORROWINGS                             1,629          (55)      1,574
   INTEREST RATE RISK MANAGEMENT                              (41)         (89)       (130)
                                                         --------      -------     -------
   TOTAL ADJUSTED OTHER BORROWINGS                          1,588         (144)      1,444
                                                         --------      -------     -------
   TOTAL INTEREST EXPENSE                                   2,538         (179)      2,359
                                                         --------      -------     -------
   NET INTEREST INCOME                                    $ 1,395      $   (98)    $ 1,297
                                                         --------      -------     -------

NOTES:
    (1) - LOANS AVERAGE BALANCES EXCLUDE NON-PERFORMING LOANS.
    (2) - REAL ESTATE AVERAGE BALANCES INCLUDE LOANS-HELD-FOR-SALE.

PROVISION FOR LOAN LOSSES

For the first quarter of fiscal 1999 the Group provided $2.6 million for loan losses, an increase of $1.3 million or 100% as compared to the $1.3 million of fiscal 1998. The higher provision for fiscal 1999 was primarily due to a response to the significant rise in net charge-offs experienced by the Group's consumer and leasing portfolios. This increase was mainly due to a record level of personal bankruptcies experienced in Puerto Rico. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowance for loan losses, net charge-offs and credit quality statistics.

NON-INTEREST INCOME

During the first quarter of fiscal 1999 non-interest income continued to be a major driver of the Group's earnings improvement as it rose 12% to $5.7 million from $5.1 million in the same period of fiscal 1998, see Table 2. Recurring non-interest income for the first quarter of fiscal 1999 totaled $4 million, which represents a decrease of 6% from the $4.3 million reported in the same period of fiscal 1998. However, the ratio of recurring non-interest income to recurring non-interest expenses improved to 56.05% in fiscal 1999 from 55.43% in the same period fiscal 1998, showing that recurring non-interest income has become an important contributor to the growth in the Group's revenues, in line with the Group's business strategy. The decrease in recurring non-interest income during the first quarter of fiscal 1999 reflects the fact that on September 21, 1998 the island was directly hit by Hurricane George which temporarily disrupted our operations. Operations were back to normal on October 2, 1998.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during the first quarter of fiscal 1999. For the first quarter of fiscal 1999 totaled $2.3 million which represents an increase of 8% from the $2.1 million recorded in the same period the year before. This increase was possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary, see "Financial Condition" section.

Recurring mortgage banking activities, which exclude fees on loans serviced to third parties, amounted to $794,000 in the first quarter of fiscal 1999, $166 million or 17% lower than the $960,000 earned in the same period of fiscal 1998. This net decrease was a combination of a decrease in gains realized on sale of mortgage loans in the secondary market, partially offset by a 22% increase in fees generated from servicing assets sold driven by a greater volume of mortgage originations. The decrease is servicing income is directly related to the divestiture of mortgage servicing division on October 1997.

Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, amounted to $794,000 for the first quarter fiscal 1999, a decrease of 22% when compared to the $1 million reported a year earlier. This decrease was a combination of a decrease in leasing fees, as result of Group's a lower leasing's lending activity, enhanced by decline in fees on deposit accounts and other service fees.

Gains on sale of securities were $1.6 million in the first quarter fiscal 1999, a significant increase from the $111,000 reported in the same period of fiscal 1998. Also, in the first quarter of fiscal 1999 trading activities reflected profits of $49,000, a decline from the $110,000 realized in fiscal 1998. All securities sales were from the available-for-sale portfolio and were made in connection with the Group's asset/liability management activities. Net gains from the sale of investment securities varies from year to year based on, among other things, the interest rate environment, alternative investment opportunities and the Group's goals in managing its available-for-sale portfolio. For further discussion of the Group's investment securities, see Note 4 of the attached Consolidated Financial Statements.

NON-INTEREST EXPENSES

As shown on Table 3, recurring non-interest expenses for the first quarter of fiscal 1999 decreased 7% to $7.3 million, as compared to $7.8 million in the same period fiscal 1998. The efficiency ratio and the expense ratio for the first quarter of fiscal 1999 improved to 47.69% and 1.02%, respectively, from 52.52% and 1.11%, respectively, the year before; reflecting management's strict cost-control policy.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.5 million for the first quarter of fiscal 1999, a 11% decrease when compared to the $3.9 million reported in the same period of fiscal 1998. This decrease was driven by a 10% reduction in Group's personnel as result of the divestiture of the mortgage servicing department and reengineering of some of the Group's support departments. Compensation and benefits as a percentage of total average assets ratio for the first quarter of fiscal 1999 improved to 1.02% versus 1.34% the in the same period of the year before. Table 4 presents the composition of the Group's employee compensation and benefits at the end of the periods analyzed. All other recurring non-interest expenses for fiscal 1999 decreased 2% to $3.8 million as compared to $3.9 million in fiscal 1998 which also reflects the strict cost control policy.

NON-INTEREST INCOME/EXPENSES

            ORIENTAL FINANCIAL GROUP
            SELECTED FINANCIAL DATA
             (IN THOUSANDS)

                                                           FIRST QUARTER ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------    ---------
 TABLE 2 - NON-INTEREST INCOME SUMMARY

 BANK SERVICE FEES AND CHARGES                           $    794     $  1,024
 TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                 2,315        2,148
 RECURRING MORTGAGE BANKING ACTIVITIES                        794          960
 RENT AND OTHER OPERATING INCOME                              176          186
                                                         --------     --------
 RECURRING NON-INTEREST INCOME                              4,079        4,318
                                                         --------     --------
 NET GAIN ON SALE OF INVESTMENTS                            1,606          111
 TRADING ACCOUNT INCOME                                        49          110
 FEES FROM MORTGAGE LOANS SERVICED FOR OTHERS, NET              -          571
                                                         --------     --------
 NON RECURRING NON-INTEREST INCOME                          1,655          792
                                                         --------     --------
 TOTAL NON-INTEREST INCOME                               $  5,734     $  5,110
                                                         --------     --------
                                                         --------     --------
 RECURRING NON-INTEREST INCOME TO NON-INTEREST
 EXPENSES RATIO                                            56.05%       55.43%
                                                         --------     --------

 TABLE 3 - NON-INTEREST EXPENSES SUMMARY

 COMPENSATION AND BENEFITS                               $  3,474     $  3,897
 OCCUPANCY AND EQUIPMENT                                    1,280        1,130
 PROFESSIONAL FEES                                            341          339
 ADVERTISING AND PROMOTION                                    560          669
 INSURANCE, INCLUDING DEPOSITS INSURANCE                       91          122
 REAL ESTATE OWNED EXPENSES                                     7           30
 COMMUNICATIONS                                               345          378
 MUNICIPAL AND PROPERTY TAXES                                 429          410
 PRINTING, STATIONERY, POSTAGE AND SUPPLIES                   156          169
 OTHER OPERATING EXPENSES                                     595          646
                                                         --------     --------
 TOTAL RECURRING NON-INTEREST EXPENSES                      7,278        7,790
 OTHER NON-RECURRING EXPENSES                                 128           -
                                                         --------     --------
 TOTAL NON-INTEREST EXPENSES                             $  7,406     $  7,790
                                                         --------     --------
                                                         --------     --------

 RELEVANT RATIOS:

 EFFICIENCY RATIO                                          47.69%       52.52%
                                                         --------     --------
 EXPENSE RATIO                                              1.02%        1.11%
                                                         --------     --------

 TABLE 4 - COMPENSATION AND BENEFITS SUMMARY

 FIXED COMPENSATION                                      $  1,987     $  2,222
 VARIABLE COMPENSATION                                      1,172        1,305
 OTHER COMPENSATION AND BENEFITS                              315          370
                                                         --------     --------
 TOTAL COMPENSATION                                      $  3,474     $  3,897
                                                         --------     --------
                                                         --------     --------
 RELEVANT RATIOS:

 COMPENSATION TO TOTAL RECURRING NON-INTEREST EXPENSES     47.73%       50.03%
                                                         --------     --------
 VARIABLE COMPENSATION OF TOTAL COMPENSATION               37.10%       37.00%
                                                         --------     --------
 COMPENSATION TO TOTAL AVERAGE ASSETS                       1.02%        1.34%
                                                         --------     --------
 AVERAGE COMPENSATION PER EMPLOYEE                       $   37.3     $   37.4
                                                         --------     --------
 BANK ASSETS PER EMPLOYEE                                $  4,205     $  2,912
                                                         --------     --------

 GROUP'S WORK FORCE:

 BANK STAFF                                                   330          368
 TRUST STAFF                                                   24           24
 BROKERAGE STAFF                                               10            7
                                                         --------     --------
                                                              364          399
                                                         --------     --------
 AVERAGE # OF FULL TIME EMPLOYEES                             373          412
                                                         --------     --------

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of fiscal 1999 amounted to $851,000 million compared with $968,000 million in the first quarter of fiscal 1998, down 12%. The decrease in fiscal 1999 was primarily attributable to larger level of tax-exempt interest, partially offset by higher pre-tax earnings. The effective tax rate for the first quarter fiscals 1999 and 1998 were 12.3% and 16.4%, respectively. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

As shown on Table 5, Oriental's diversified asset base (excluding the mortgage servicing division which servicing rights were sold on October 1997) experienced an impressive growth of 22% that contributed to a large extent to income expansion across its business lines. At september 30, 1998, total financial assets owned or managed grew to $3.4 billion from the $2.8 billion owned or managed one year ago. Total financial assets at September 30, 1998, consisted of $1.39 billion owned by the Bank, $1.3 billion managed by the trust and $737 million gathered by the broker-dealer. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

GROUP'S OWNED ASSETS

At the end of the first quarter of fiscal 1999 the Bank's total assets amounted $1.39 billion, an increase of 19% when compared to the $1.16 billion at the end of the first quarter of fiscal 1998. At the same date, interest-earning assets reached $1.33 billion, an increase of $240 million or 22% versus the $1.09 billion at the end of the of fiscal 1997. This increase reflects a significant growth in total investments of $210 million or 39% combined with a $21 million or 4% increase in loans receivable, which includes loans held-for-sale and is net of the allowance for loan losses. Refer to Table 6 for the Bank's assets summary.

Total investments is Oriental's largest interest-earning assets component. It mainly consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and P.R. Government municipal bonds. The investment portfolio is of a high quality, approximately 98% is rated AAA at the end of the first quarter of fiscal 1999, and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate, see Table 7.

The increase of $210 million in investment portfolio was driven by a strong growth in mortgage-backed securities which grew 46% to $425 million or 57% of the total portfolio from $291 million or 54% the year before as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. Also, debt securities increased 29% to $262 million from $203 million a year ago, contributing to the increase in this interest-earning asset component. This growth reflects a significant increase in U.S. government and agency obligations, which generate a higher after-tax yield, since they are exempt from Puerto Rico taxes. Refer to Table 7 for the Group's investments summary and composition.

At September 30, 1998, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $574 million for an increase of $22 million or 4% over the $552 million a year ago. This rise was led by an increase in the consumer portfolio of 30% or $30 million, followed by real estate loans which increased $27 million or 10%, partially offset by reductions in lease financing and commercial loans portfolios of $35 million or 21% and $1.1 million or 11%, respectively. Table 8 presents the Bank's loan portfolio composition and mix at the end of the periods analyzed.

At the end of the first quarter of fiscal 1999, the consumer loans portfolio totaled $129 million or 22% of the Group's loan portfolio, a 30% growth versus the $99 million or 18% of the Group's loan portfolio a year ago. Personal loans which amounted to $98 million at the end of fiscal 1998, or 38% over the $71 million reported at the end of fiscal 1997, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards and credit scoring system.

The Bank's real estate loans portfolio amounted to $309 million or 53% of the loan portfolio of the at September 30, 1998, a 10% increase versus $282 million or 51% of the loan's portfolio the year before. The increase was mostly caused by an increase in originations due to the lower interest rate environment which increased the demand for mortgage loans for home purchases, as well as the demand for refinancing existing mortgages.

The Bank's leasing portfolio amounted to $131 million or 23% of the loan portfolio at the at the end of the first quarter of fiscal 1999, a 15% decrease versus $166 million or 30% of the loan portfolio a year ago. The decrease was due to a decline in the volume of originations largely attributed to the strengthening of the underwriting standards in response to credit losses experienced during the past year, see Provision for Loan Losses under Results of Operations.

ASSET TABLE

            ORIENTAL FINANCIAL GROUP
            SELECTED FINANCIAL DATA
                (IN THOUSANDS)

                                                   SEP-98                      SEP-97                    JUN-98
                                               ------------                -------------              -------------
  TABLE 5 - FINANCIAL ASSETS SUMMARY

  TOTAL GROUP ASSETS OWNED                      $  1,387,600                $  1,161,800               $  1,311,400
  TRUST ASSETS MANAGED                             1,292,500                   1,104,300                  1,310,000
  ASSETS GATHERED BY BROKER-DEALER                   736,500                     543,500                    741,400
                                                ------------                ------------               ------------
  TOTAL FINANCIAL ASSETS BEFORE SERVICING          3,416,600                   2,809,600                  3,362,800
(A)  LOANS SERVICED TO THIRD PARTIES                       -                     533,300                          -
                                                ------------                ------------               ------------
  TOTAL FINANCIAL ASSETS                        $  3,416,600                $  3,342,900               $  3,362,800
                                                ------------                ------------               ------------
(A)  SERVICING WAS SOLD TO A LOCAL FINANCIAL
      INSTITUTION IN OCTOBER 1997.

  TABLE 6 - ASSETS OWNED SUMMARY

  TOTAL INVESTMENTS                             $    750,945                $    541,071               $    706,652
  TOTAL LOANS, NET                                   574,454                     552,542                    545,420
                                                ------------                ------------               ------------
  INTEREST-EARNING ASSETS                          1,325,399                   1,093,613                  1,252,072
  NON INTEREST-EARNING ASSETS                         62,224                      68,151                     59,316
                                                ------------                ------------               ------------
  TOTAL ASSETS                                  $  1,387,623                $  1,161,764               $  1,311,388
                                                ------------                ------------               ------------

  TABLE 7 - INVESTMENTS SUMMARY AND COMPOSITION

                                                                       %                           %                           %
                                                                      ---                         ---                         ---
  TRADING SECURITIES                              $   41,043          5.5%    $   31,518          5.8%   $    42,440          6.0%
  MORTGAGE-BACKED SECURITIES                         425,331         56.6%       291,265         53.8%       363,836         51.5%
  INVESTMENT SECURITIES                              261,646         34.8%       203,175         37.6%       279,675         39.6%
  FHLB STOCK                                          10,043          1.3%        10,043          1.9%        10,043          1.4%
  MONEY MARKET INVESTMENTS                            12,882          1.8%         5,070          0.9%        10,658          1.5%
                                                 -----------       -------   -----------        ------   -----------       -------
  TOTAL INVESTMENTS                               $  750,945        100.0%    $  541,071        100.0%   $   706,652        100.0%
                                                 -----------       -------   -----------        ------   -----------       -------

  TABLE 8 - LOANS SUMMARY AND COMPOSITION

                                                                       %                           %                           %
                                                                      ---                         ---                         ---
  REAL ESTATE LOANS                               $  309,336         53.3%    $  281,912         50.5%   $   278,256         50.5%
  CONSUMER LOANS                                     129,454         22.3%        98,656         17.7%       122,281         22.2%
  COMMERCIAL LOANS                                     9,900          1.7%        11,129          2.0%         9,428          1.7%
  CONSTRUCTION LOANS                                       -          0.0%             -          0.0%             -          0.0%
  FINANCING LEASES                                   131,447         22.7%       166,299         29.8%       141,113         25.6%
                                                 -----------       -------   -----------        ------   -----------       -------
  TOTAL LOANS AND LOANS HELD FOR SALE                580,137        100.0%       557,996        100.0%       551,078        100.0%
                                                                   -------                      ------                     -------
  ALLOWANCE FOR LOAN LOSSES                           (5,683)                     (5,454)                     (5,658)
                                                 -----------                 -----------                 -----------
  TOTAL LOANS, NET                                $  574,454                  $  552,542                 $   545,420
                                                 -----------                 -----------                 -----------

  TABLE 9 - LIABILITIES SUMMARY

  DEPOSITS                                        $  613,102                  $  525,609                 $  571,431
  REPURCASE AGREEMENTS                               446,394                     303,646                    416,171
  OTHER BORROWINGS                                   174,900                     206,592                    189,388
                                                 -----------                 -----------                 -----------
  INTEREST-BEARING LIABILITIES                     1,234,396                   1,035,847                  1,176,990
  NON-INTEREST BEARING LIABILITES                     32,664                      31,161                     27,368
                                                 -----------                 -----------                 -----------
  TOTAL LIABILITIES                               $1,267,060                  $1,067,008                 $1,204,358
                                                 -----------                 -----------                 -----------

TOTAL ASSETS MANAGED BY THE TRUST

Total assets managed by the Group's trust increased 17% to $1.3 billion at the end of fiscal 1998, up from $1.1 billion reported a year ago. The most significant assets managed are individual retirement accounts (IRA) which increased to $460 million at the end of the period analyzed from $346 million a year ago. Oriental Trust offers various different type of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts.

TOTAL ASSETS GATHERED BY BROKER-DEALER

Total assets gathered by the broker-dealer from its customer investment accounts increased an impressive 36% to $737 million from $544 million a year ago. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its clients base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds.

LIABILITIES

As shown in Table 9, at September 30, 1998, Oriental's total liabilities reached $1.27 billion, reflecting an increase of $200 million or 19% when compared to $1.07 billion a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.23 billion at the end of the first quarter of fiscal 1999 versus $1.04 billion the year before, a 21% increase. This growth was driven by increases in deposits and repurchase agreements of 17% or $87 million and 47% or $143 million, respectively.

Deposits at the end of the first quarter of fiscal 1999, the largest category of the Group's interest-bearing liabilities and a cost effective source of funding, reached $613 million, up 17% versus the $526 million a year ago. This growth was fueled by significant increases in certificate of deposits of $33 million or 10% and IRA accounts of $35 million or 44% followed by a growth of $17 million or 16% in savings, demand and NOW accounts. Table 10 presents the composition of the Group's deposits at the end of the periods analyzed.

In addition to deposits, Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At September 30, 1998, repurchase agreements and other borrowings amounted to $446 million and $175 million, respectively, compared to $303 million and $207 million, respectively, at the end of the first quarter of fiscal 1998.

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

CAPITAL, STOCK DATA AND DIVIDENDS

At September 30, 1998, Oriental's total capital increased by $26 million or 27% to $121 million, from $95 million a year ago. This increase was mainly attained through earnings of $22.5 million posted during the past 12 months, combined with a positive change in the valuation account for investment securities available-for-sale, partially offset by dividends paid and stock repurchase.

As authorized by the board of directors, during the first quarter of fiscal 1999 the Group repurchased 90,200 of its common stock at a cost of $3,356,000. Of a total of 864,050 shares (adjusted for the 33.3% stock split distributed on October 15, 1998) repurchased up to September 30, 1998, 448,555 shares were retired from circulation, as required by the Puerto Rico Banking law, in fiscal 1997 and 415,496 shares with a cost of $9,555 million are held in treasury by the Group.

During fiscal the first quarter of fiscal 1999, the Group declared dividends amounting to $1.5 million compared to $1.2 million in the same period of fiscal 1998, an increase of $300,000 or 25%. this represents total dividends declared per common share of $0.15 for the first quarter of fiscal 1999 and $0.125 for the same period of fiscal 1998. The Group increased its quarterly dividend from $0.125 to $.015 per share, a 20% increase, during the third quarter of fiscal 1998. For the first quarter of fiscal 1999, the dividend payout ratio and dividend yield were 24.36% and 1.56%, respectively, compared to 24.9% and 1.78%, respectively, in the preceding fiscal year.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At September 30, 1998, the Group had a leverage ratio of 7.46%; a Tier 1 risk-based ratio of 19.79%; and a total risk-based capital ratio of 20.87% compared to 7.72%, 17.39% and 18.47%, respectively, at the same date in fiscal 1998.

                  ORIENTAL FINANCIAL GROUP
                   SELECTED FINANCIAL DATA
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SEP-98                      SEP-97                     JUN-98
                                                  ---------                    --------                    --------
 TABLE 10 - DEPOSITS SUMMARY AND COMPOSITION
                                                                       %                           %                           %
                                                                      ---                         ---                         ---
 SAVINGS ACCOUNTS                                  $  78,976         12.9%     $  73,723         14.0%     $  76,523         13.4%
 DEMAND AND NOW ACCOUNTS                              43,418          7.1%        30,923          5.9%        36,005          6.3%
 CERTIFICATES OF DEPOSIT                             372,876         60.8%       339,053         64.5%       342,439         59.9%
 IRA ACCOUNTS                                        113,548         18.5%        79,049         15.0%       112,622         19.7%
 ACCRUED INTEREST                                      4,284          0.7%         2,861          0.6%         3,842          0.7%
                                                   ---------        ------     ---------        ------     ---------        ------
 TOTAL DEPOSITS                                    $ 613,102        100.0%     $ 525,609        100.0%     $ 571,431        100.0%
                                                   ---------        ------     ---------        ------     ---------        ------
 DEPOSITS AS % OF TOTAL INTEREST-BEARING
   LIABILITES                                         49.7%                       50.7%                       48.6%
                                                  ---------                   ---------                    ---------

 TABLE 11 - OTHER BORROWINGS SUMMARY AND COMPOSITION

 FHLB FUNDS                                        $  60,400                   $  91,700                   $  74,800
 BONDS PAYABLE                                             -                         392                          88
 TERM NOTES                                          114,500                     114,500                     114,500
 LINES OF CREDIT                                           -                           -                           -
                                                   ---------                   ---------                   ---------
 TOTAL OTHER BORROWINGS                            $ 174,900                   $ 206,592                   $ 189,388
                                                   ---------                   ---------                   ---------

 TABLE 12 - CAPITAL AND DIVIDENDS

 CAPITAL                                           $ 120,563                   $  94,756                   $ 107,030
                                                   ---------                   ---------                   ---------
 OUTSTANDING SHARES (SPLIT ADJUSTED
  IN 1997 AND 1996)                                   10,154                       9,987                       9,950
                                                   ---------                   ---------                   ---------
 CAPITAL TO ASSETS RATIO                               8.69%                       8.16%                       8.16%
                                                   ---------                   ---------                   ---------
 DIVIDENDS DECLARED                                $   1,492                   $   1,228                   $   5,442
                                                   ---------                   ---------                   ---------
 DIVIDEND PER SHARE                                $    0.15                   $    0.13                   $    0.55
                                                   ---------                   ---------                   ---------

 TABLE 13 - CAPITAL REGULATORY RATIOS (IN PERCENT):

 LEVERAGE CAPITAL ( minimum required - 3.00%)          7.46%                       7.72%                       7.70%
                                                   ---------                   ---------                   ---------
 TOTAL RISK-BASED CAPITAL (minimum required -
  8.00%)                                              20.87%                      18.47%                      21.68%
                                                   ---------                   ---------                   ---------
 TIER 1 RISK-BASED CAPITAL (minimum required -
  4.00%)                                              19.79%                      17.39%                      20.45%
                                                   ---------                   ---------                   ---------

 TABLE 14 - MARKET PRICES AND STOCK DATA

 PRICE INFORMATION:
 CLOSING PRICE                                     $   38.44                   $   28.80                   $   36.88
                                                   ---------                   ---------                   ---------
 HIGH                                              $   43.00                   $   29.70                   $   46.13
                                                   ---------                   ---------                   ---------
 LOW                                               $   36.25                   $   22.60                   $   36.88
                                                   ---------                   ---------                   ---------
 BOOK VALUE                                        $   11.86                   $    9.51                   $   10.65
                                                   ---------                   ---------                   ---------
 RELEVANT RATIOS:
 PAYOUT RATIO                                         24.36%                      24.90%                      25.42%
                                                   ---------                   ---------                   ---------
 DIVIDEND YIELD                                        1.56%                       1.78%                       1.69%
                                                   ---------                   ---------                   ---------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                      HIGH                        LOW                      DIVIDEND
       QUARTER ENDED:                                PRICE                       PRICE                     PER SHARE
 --------------------------                        ---------                   ---------                  ----------
 FISCAL 1999
 SEPTEMBER 1998                                     $  43.00                    $  38.44                   $  0.150
                                                   ---------                   ---------                   ---------
 FISCAL 1998
 JUNE 1998                                          $  46.13                    $  36.88                   $  0.150
                                                   ---------                   ---------                   ---------
 MARCH 1998                                         $  39.13                    $  33.13                   $  0.150
                                                   ---------                   ---------                   ---------
 DECEMBER1997                                       $  31.50                    $  24.50                   $  0.125
                                                   ---------                   ---------                   ---------
 SEPTEMBER 1997                                     $  29.70                    $  22.60                   $  0.125
                                                   ---------                   ---------                   ---------
 FISCAL 1997
 JUNE 1997                                          $  22.60                    $  18.20                   $  0.120
                                                   ---------                   ---------                   ---------
 MARCH 1997                                         $  21.60                    $  16.70                   $  0.120
                                                   ---------                   ---------                   ---------
 DECEMBER1996                                       $  17.60                    $  14.60                   $  0.100
                                                   ---------                   ---------                   ---------
 SEPTEMBER 1996                                     $  13.08                    $  14.60                   $  0.100
                                                   ---------                   ---------                   ---------

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on its 10,052,358 shares of common stock outstanding at September 30, 1998. As a result, 3,452,932 shares of common stock were issued on October 15, 1998 thus increasing shares to 13,505,290 at such date.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Refer to Table 14 for the high, low and closing prices of the Group's stock for each quarter of the last three fiscal periods. The price per share on the reported last sale price on the NYSE on September 30, 1988 was $38.44. This represents an increase of 33% from the last sale price a year ago of $28.80. The book value per share at September 30, 1998, rose to $11.86 from $9.51 a year earlier.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At September 30, 1998, the Group's allowance for loan losses amounted to $5.7 million or .98% of total loans versus $5.4 million or .98% a year earlier. The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net charge-offs for the first quarter of fiscal 1999, totaled $2.6 million or 1.8% of average loans, compared to $1.3 million or 0.91%, respectively, in the same period of fiscal 1998. The level of net charge-offs recorded in the first quarter of fiscal 1999 was primarily associated to the losses experienced in the consumer loans and financing leases portfolios, see Provision for Loan Losses under Results of Operations. Table 15 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

As shown on Table 16, at September 30, 1998 30, 1998, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end of the first quarter of fiscal 1999, the Group's non-performing assets reached $20.4 million or 1.47% of total assets, an increase of $700,000 or 4% when compared to the $19.7 million or 1.69% of total assets a year earlier. However, non-performing assets to total assets decreased to 1.47% from 1.69%. The increase was principally due to an increase in non-performing loans. The increase in non-performing loans was mainly on real estate loans, consisting primarily of residential mortgage loans well secured by collateral. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - Oriental places real estate loans delinquent 90 days or more in non-accruing status, unless well secured bt real estate collateral. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - Commercial business loans are placed on non-accrual basis when they become 90 days or more past due. At the date of our analysis, the Group's non-performing commercial business loans consisted of eighteen loans amounting to $998,000 (average of $55,450). Of the total balance, $741,600 or nine loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - Leases are placed on non-accrual status when they become 90 days past due. At the date of our analysis, Oriental's non-performing leases consisted of three hundred and forty-six auto leases amounting to $6.1 million (average of $17,600), and three hundred twenty-four equipment leases amounting to $2.8 million (average of $7,400). Such loans are particulary secured by the underlying collateral.

- CONSUMER LOANS - Consumer loans are placed on non-accrual status when they become 90 days past due. The Group's non-performing consumer loans consisted of eighty-six loans amounting to $765,000 (Average of $8,895).

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

           ORIENTAL FINANCIAL GROUP
           SELECTED FINANCIAL DATA
               (IN THOUSANDS)

                                                           FIRST QUARTER ENDED
                                                              SEPTEMBER 30,
                                                       -------------------------
                                                           1998          1997
                                                       ----------    ----------

  TABLE 15 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS

  BALANCE AT BEGINNING OF FISCAL  PERIOD               $    5,658     $  5,408
                                                       ----------     --------
  PROVISION FOR LOAN LOSSES                                 2,600        1,300
                                                       ----------     --------
  CHARGE-OFFS                                              (3,027)      (1,653)
                                                       ----------     --------
  RECOVERIES                                                  452          399
                                                       ----------     --------
  NET CHARGE OFF'S                                         (2,575)      (1,254)
                                                       ----------     --------
  BALANCE AT END OF FISCAL PERIOD                      $    5,683     $  5,454
                                                       ----------     --------
  CHARGE-OFFS:

  CONSUMER                                             $   (1,586)    $   (580)
  OVERDRAFT                                                   (86)          -
  REAL ESTATE                                                  (2)         (61)
  AUTO LEASES                                              (1,083)        (898)
  EQUIPMENT LEASES                                           (220)         (85)
  COMMERCIAL AND OTHERS                                       (50)         (29)
                                                       ----------     --------
                                                           (3,027)      (1,653)
                                                       ----------     --------
  RECOVERIES:

  CONSUMER                                                    118           76
  OVERDRAFT                                                    19            1
  REAL ESTATE                                                  16           -
  AUTO LEASES                                                 258          217
  EQUIPMENT LEASES                                             24          105
  COMMERCIAL AND OTHERS                                        17           -
                                                       ----------     --------
                                                              452          399
                                                       ----------     --------
  NET CHARGE-OFFS:

  CONSUMER                                                 (1,468)        (504)
  OVERDRAFT                                                   (67)           1
  REAL ESTATE                                                  14          (61)
  AUTO LEASES                                                (825)        (681)
  EQUIPMENT LEASES                                           (196)          20
  COMMERCIAL AND OTHERS                                       (33)         (29)
                                                       ----------     --------
                                                       $   (2,575)    $ (1,254)
                                                       ----------     --------
  LOANS:

  OUTSTANDING AT SEPTEMBER 30,                         $  580,137     $557,996
                                                       ----------     --------
  AVERAGE                                              $  571,377     $549,067
                                                       ----------     --------
  RATIOS:

  RECOVERIES TO CHARGE-OFF'S                                 14.9%        24.1%
                                                       ----------     --------
  NET CHARGE-OFFS TO AVERAGE LOANS                           1.80%        0.91%
                                                       ----------     --------
  ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                   0.98%        0.98%
                                                       ----------     --------

  TABLE 16 - NON-PERFORMING ASSETS ( AT SEPTEMBER 30, )

  NON-PERFORMING ASSETS:

  -REAL ESTATE LOANS                                   $    8,211     $  5,258
  -CONSUMER LOANS                                             765        2,593
  -COMMERCIAL LOANS                                           998          944
  -CONSTRUCTION LOANS                                           -          -
  -FINANCING LEASES                                         8,884        8,542
                                                       ----------     --------
  NON-PERFORMING LOANS                                     18,858       17,337
  FORECLOSED REAL ESTATE                                      316          779
  REPOSSESSED VEHICLES                                        946        1,091
  REPOSSESSED  EQUIPMENT                                      323          465
                                                       ----------     --------
                                                       $   20,443     $ 19,672
                                                       ----------     --------
  RATIOS:

  NON-PERFORMING LOANS TO TOTAL LOANS                        3.25%        3.11%
                                                       ----------     --------
  ALLOWANCE TO NON-PERFORMING LOANS                         30.14%       31.46%
                                                       ----------     --------
  NON-PERFORMING ASSETS TO TOTAL ASSETS                      1.47%        1.69%
                                                       ----------     --------
  NON-PERFORMING ASSETS TO TOTAL CAPITAL                    16.96%       20.76%
                                                       ----------     --------

- OTHER REPOSSESSED ASSETS - Other repossessed assets are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At September 30, 1998, the inventory of repossessed automobiles consisted of sixty-two units amounting to $946,000 (average of $15,260) and the inventory of repossessed equipment consisted of twenty-nine units amounting to $323,000 (Average of $11,140).

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

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. If (1) the weighted average rates in effect at September 30, 1998 remained constant, or increased or decreased on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increased or decrease accordingly; NII will fluctuate as shown on the table below:

                                   (IN THOUSANDS)
  -------------------------------------------------------------------------------
       CHANGE IN                    EXPECTED          AMOUNT            PERCENT
     INTEREST RATE                  NII (1)           CHANGE            CHANGE
  -----------------------    ------------------   ----------------  -------------
     Base Scenario                  $43,495          $      -                 -
  +  200 Basis Points                38,878            (4,617)          -10.62%
  -  200 Basis Points                47,446          $  3,951             9.08%

NOTE:
-----
1.  The NII Figures showed exclude the effect of the amortization of loan fees.

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

At the end of the first quarter of fiscal 1999, the Group's liquidity was deemed appropriate. It included $59.3 million available from unused lines of credit with other financial institutions and $34.9 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

PART - 2

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 26, 1998, the annual stockholders meeting of the Bank was held. A quorum was obtained with 9,372,023 votes in person or by proxy, which represented 94.8% of all votes eligible to be cast. The following proposals were voted upon at the meeting with the following results:

-    PROPOSAL 1:   To elect two directors to three-year terms expiring with the
     2001 Annual Meeting or until their successors have been elected and qualified.


NOMINEES FOR THREE-YEAR TERM            VOTES FOR           VOTES AGAINST       VOTES WITHHOLD
----------------------------       -------------------      -------------       --------------
EMILIO RODRIGUEZ, JR.              9,339,478 - (94.5%)                -              32,545
ALBERTO RICHA                      9,339,478 - (94.5%)                -              32,545

- PROPOSAL 2 : To consider and approve the adoption of the Oriental Financial Group "1998 Incentive Stock Option Plan", which would, upon approval, reserve the issuance 750,000 shares of the Group's common stock, $1.00 par value, or approximately 5.7% of the Group's issued and outstanding common stock as of the voting date of September 10, 1998 (taking into consideration the effect of a four-for-three stock split payable on October 15, 1998 to stockholders of record as of september 30, 1998), for issuance pursuant to the terms thereof.


         VOTES FOR                    VOTES AGAINST           ABSTAIN        VOTES WITHHOLD
     -----------------                -------------         -------------    ---------------
     5,095,879 - (52%)                   510,407               4,218                      -

- PROPOSAL 3 : To amend Article Fourth of Incorporation of the Group to increase the authorized number of shares of common stock, par value $1.00 per share, from 20,000,000 to 40,000,000.


        VOTES FOR                      VOTES AGAINST        ABSTAIN        VOTES WITHHOLD
     ------------------                -------------      ------------     --------------
     8,950,794 - (91%)                   415,249             5,979                    -

- PROPOSAL 4: Ratify the appointment of Pricewaterhouse Coopers LLP as the Group's independent auditors for the year ending June 30, 1999.


        VOTES FOR                      VOTES AGAINST        ABSTAIN        VOTES WITHHOLD
     ------------------                -------------      ------------     --------------
     9,341,132 - (94%)                    21,639              9,252                    -

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A- FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange commission during the quarter ended September 30,1998.

C - EXHIBITS

Exhibits  filed as part of  this Form 10-Q


     NO.                           EXHIBITS                      PAGE
---------------     ---------------------------------       --------------
     27.0           FINANCIAL DATA SCHEDULE                  E-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

Date:     November 11, 1998        By:  /s/ Jose E. Fernandez
          -----------------            -----------------------
                                       Jose E. Fernandez
                                       Chairman of the Board, President, and CEO

Date:     November 11, 1998        By:  /s/ Rafael Valladares
          -----------------            -----------------------
                                       Rafael Valladares, CPA
                                       Senior Vice President and Controller