Form 10-Q
period 1998-12-31
ORIENTAL FINANCIAL GROUP INC
filed 1999-02-22
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED DECEMBER 31, 1998


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


                         COMMON STOCK ($1.00 PAR VALUE)


              13,554,653 SHARES OUTSTANDING AS OF DECEMBER 31, 1998


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

                                TABLE OF CONTENTS

                                                                         PAGE
-------------------------------------------------------------------------------
PART - 1
-------------------------------------------------------------------------------
ITEM - 1 FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION  AT
            DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998.               1

            UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE
            QUARTER AND SIX MONTHS PERIOD ENDED DECEMBER 31, 1998
            AND 1997.                                                      2

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS PERIOD ENDED  DECEMBER 31, 1998 AND
            1997.                                                          3

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
            SIX MONTHS PERIOD ENDED  DECEMBER 31, 1998 AND 1997.           4

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS           5-8


ITEM - 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                      9-23


PART - 2
-------------------------------------------------------------------------------

ITEM - 1 LEGAL PROCEEDINGS                                                 23

ITEM - 2 CHANGE IN SECURITIES - NONE                                       23

ITEM - 3 DEFAULTS UPON SENIOR SECURITIES - NONE                            23

ITEM - 4 SUBMISSIONS OF  MATTERS TO A  VOTE OF SECURITY HOLDERS - NONE     23

ITEM - 5 OTHER INFORMATION                                                 23

ITEM - 6 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  23

         SIGNATURES                                                        23

                       ORIENTAL FINANCIAL GROUP INC.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

              DECEMBER 31, 1998 (UNAUDITED) AND JUNE 30, 1998

                             (IN THOUSANDS)

ASSETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   DECEMBER 31, 1998           JUNE 30, 1998
                                                                                   -----------------           -------------
Cash and due from banks                                                                  $    12,279             $     8,831
                                                                                         -----------             -----------
MONEY MARKET INVESTMENTS:
     Securities purchased under agreements to resell                                            --                     5,000
     Time deposits with other banks                                                            1,000                   2,000
     Other short-term investments, at cost                                                     2,405                   3,658
                                                                                         -----------             -----------
                                                                                               3,405                  10,658
                                                                                         -----------             -----------

INVESTMENT SECURITIES AND OTHER INVESTMENTS:
     Trading securities, at fair value                                                        33,463                  42,440
     Investment securities available-for-sale, at fair value                                 658,527                 481,360
     Investment securities held-to-maturity, at amortized cost , with a fair
         value of $130,315 at December 31, 1998 and $164,404 at June 30, 1998                128,668                 162,151
     Federal Home Loan Bank (FHLB)  stock, at cost                                            13,257                  10,043
                                                                                         -----------             -----------
                                                                                             833,915                 695,994
                                                                                         -----------             -----------
LOANS:
     Loans held-for-sale, at lower of cost or market                                          41,559                  36,359
     Loans receivable                                                                        523,229                 514,719
                                                                                         -----------             -----------
         TOTAL LOANS                                                                         564,788                 551,078
     Allowance for loan losses                                                                (9,693)                 (5,658)
                                                                                         -----------             -----------
                                                                                             555,095                 545,420
                                                                                         -----------             -----------

Accrued interest receivable                                                                   14,172                  14,926
Foreclosed real estate, net                                                                      316                     413
Premises and equipment, net                                                                   20,927                  19,555
Other assets, net                                                                             17,367                  15,591
                                                                                         -----------             -----------
TOTAL ASSETS                                                                             $ 1,457,476             $ 1,311,388
                                                                                         -----------             -----------
                                                                                         -----------             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------

Deposits                                                                                 $   618,622             $   571,431
Securities sold under agreements to repurchase                                               534,290                 416,171
Advances and borrowings from Federal Home Loan Bank                                           60,100                  74,800
Term notes and bonds payable                                                                 106,500                 114,588
Accrued expenses and other liabilities                                                        27,192                  27,368
                                                                                         -----------             -----------
     TOTAL LIABILITIES                                                                     1,346,704               1,204,358
                                                                                         -----------             -----------
Commitments and contingencies                                                                   --                      --
                                                                                         -----------             -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares authorized; none issued
     Common stock, $1 par value; 20,000,000 shares authorized; 13,554,653
         issued and outstanding at December 31, 1998 and 10,149,358                           13,555                  10,149
         issued and outstanding at June 30,1998
     Additional paid-in capital                                                               23,968                  27,261
     Legal surplus                                                                             6,468                   5,908
     Retained earnings                                                                        72,596                  63,756
     Treasury stock, at cost, 495,486 at December 31, 1998 and 221,500 shares
         at June 30, 1998                                                                    (11,890)                 (6,199)
     Accumulated other comprehensive income, net of taxes                                      6,075                   6,155
                                                                                         -----------             -----------
     TOTAL STOCKHOLDERS' EQUITY                                                              110,772                 107,030
                                                                                         -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                              $ 1,457,476             $ 1,311,388
                                                                                         -----------             -----------
                                                                                         -----------             -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                       ORIENTAL FINANCIAL GROUP INC.

               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

  FOR THE QUARTER AND SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1998 AND 1997

             (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                            QUARTER ENDED                SIX MONTHS PERIOD ENDED
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                       ------------------------         -------------------------
                                                                        1998             1997             1998             1997
                                                                       -------          -------         --------          -------
INTEREST INCOME:
     Loans                                                             $15,231          $15,202          $30,795          $29,536
     Mortgage-backed securities                                          8,593            5,789           15,331           11,035
     Investment securities                                               3,601            3,624            8,111            7,104
     Other interest-earning assets                                         337              262              636              656
                                                                       -------          -------          -------          -------
         TOTAL INTEREST INCOME                                          27,762           24,877           54,873           48,331
                                                                       -------          -------          -------          -------

INTEREST EXPENSE:
     Deposits                                                            7,270            6,396           14,541           12,753
     Securities sold under agreements to repurchase                      6,298            4,531           12,243            8,556
     Other borrowed funds and interest rate risk management              2,491            3,458            5,204            6,646
                                                                       -------          -------          -------          -------
         TOTAL INTEREST EXPENSE                                         16,059           14,385           31,988           27,955
                                                                       -------          -------          -------          -------
         NET INTEREST INCOME                                            11,703           10,492           22,885           20,376
                                                                       -------          -------          -------          -------
Provision for loan losses                                                7,150            3,700            9,750            5,000
                                                                       -------          -------          -------          -------
         NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES            4,553            6,792           13,135           15,376
                                                                       -------          -------          -------          -------

NON-INTEREST INCOME:
     Bank service charges and fees                                         851              986            1,645            2,010
     Trust, money management and brokerage fees                          2,280            1,866            4,594            4,013
     Mortgage banking activities                                         1,239              639            2,033            1,599
     Rent and other operating income                                        87              165              222              351
     Gain on sale of investment securities                               6,841              264            8,447              375
     Trading net activity                                                   21               58               70              168
     Servicing income                                                     --                123             --                695
     Gain on sale of servicing assets                                     --              2,707             --              2,707
                                                                       -------          -------          -------          -------
         TOTAL NON-INTEREST INCOME                                      11,319            6,808           17,011           11,918
                                                                       -------          -------          -------          -------

NON-INTEREST EXPENSES:
     Compensation and benefits                                           3,799            3,734            7,273            7,631
     Occupancy and equipment                                             1,188            1,144            2,426            2,274
     Professional and service fees                                         654              314              995              653
     Advertising and business promotion                                    703              466            1,262            1,135
     Insurance, including deposits insurance                               102              265              192              387
     Communications                                                        413              328              758              705
     Municipal and other general taxes                                     428              411              857              821
     Printing, postage, stationery and supplies                            202              163              358              332
     Other                                                                 732              702            1,464            1,378
                                                                       -------          -------          -------          -------
         TOTAL NON-INTEREST EXPENSE                                      8,221            7,527           15,585           15,316
                                                                       -------          -------          -------          -------
         INCOME BEFORE INCOME TAXES                                      7,651            6,073           14,561           11,978

Provision for income taxes                                               1,284              857            2,135            1,825
                                                                       -------          -------          -------          -------
         NET INCOME                                                    $ 6,367          $ 5,216          $12,426          $10,153
                                                                       -------          -------          -------          -------
                                                                       -------          -------          -------          -------
INCOME PER COMMON SHARE:
     Basic                                                             $  0.49          $  0.39          $  0.95          $  0.77
                                                                       -------          -------          -------          -------
     Diluted                                                           $  0.47          $  0.38          $  0.92          $  0.74
                                                                       -------          -------          -------          -------

     Average shares outstanding                                         13,077           13,285           13,125           13,242
     Average shares equivalents                                            393              469              397              451
                                                                       -------          -------          -------          -------
                                                                        13,470           13,754           13,522           13,693
                                                                       -------          -------          -------          -------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED
                           FINANCIAL STATEMENTS

                    ORIENTAL FINANCIAL GROUP INC.

  UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     AND OF COMPREHENSIVE INCOME

     FOR THE SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1998 AND 1997

                           (IN THOUSANDS)


                                                                                               1998                    1997
                                                                                  ----------------------  ----------------------
 CHANGES IN STOCKHOLDERS' EQUITY:
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of period                                                         $  10,149             $   7,990
     Stock split                                                                                3,385                 1,912
     Stock options exercised                                                                       21                    68
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                              13,555                 9,970
                                                                                            ---------             ---------

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                                            27,261                28,631
     Stock split                                                                               (3,385)               (1,912)
     Stock options exercised                                                                       92                   287
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                              23,968                27,006
                                                                                            ---------             ---------

LEGAL SURPLUS:
     Balance at beginning of period                                                             5,908                 4,002
     Transfer from retained earnings                                                              560                   427
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                               6,468                 4,429
                                                                                            ---------             ---------

RETAINED EARNINGS:
     Balance at beginning of period                                                            63,756                49,694
     Net income                                                                                12,426                10,153
     Dividends declared and cash paid on fractional shares                                     (3,026)               (2,474)
     Transfer to legal surplus                                                                   (560)                 (427)
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                              72,596                56,946
                                                                                            ---------             ---------

TREASURY STOCK:
     Balance at beginning of period                                                            (6,199)                 --
     Treasury stock purchased                                                                  (5,691)               (1,836)
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                             (11,890)               (1,836)
                                                                                            ---------             ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES:
     Balance at beginning of period                                                             6,155                   913
     Net change in fair value of securities available-for-sale, net of taxes                      (80)                1,319
                                                                                            ---------             ---------
         BALANCE AT END OF PERIOD                                                               6,075                 4,777
                                                                                            ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                                  $ 110,772             $ 101,292
                                                                                            ---------             ---------
                                                                                            ---------             ---------
 COMPREHENSIVE INCOME:
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                  $  12,426             $  10,153
                                                                                            ---------             ---------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized net gains on securities arising during the period                               8,367                 1,694
     Less: reclass adjustment for gains and losses included in net income                      (8,447)                 (375)
                                                                                            ---------             ---------
         NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES                  (80)                1,319
                                                                                            ---------             ---------

COMPREHENSIVE INCOME                                                                        $  12,346             $  11,472
                                                                                            ---------             ---------
                                                                                            ---------             ---------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONSOLIDATED FINANCIAL STATEMENTS

                    ORIENTAL FINANCIAL GROUP INC.

          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1998 AND 1997

                           (IN THOUSANDS)


                                                                                                  1998                  1997
                                                                                        --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                  $  12,426             $  10,153
                                                                                                 ---------             ---------

     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Amortization of deferred loan origination fees and costs                                   (2,437)               (1,681)
         Amortization of premiums and accretion of discounts on investment securities                1,115                   495
         Depreciation and amortization of premises and equipment                                     1,399                 1,209
         Provision for loan losses                                                                   7,150                 5,000
         Gain on sale of available-for-sale securities                                              (8,447)                 (375)
         Gain on sale of servicing assets                                                             --                  (2,707)
         Gain on sale of loans held-for-sale                                                          (584)                 (584)
         Decrease (increase) in trading securities                                                   8,977                (9,328)
         Decrease (increase) in accrued interest receivable                                            754                (1,094)
         (Increase) decrease in other assets                                                        (1,679)                3,164
         Increase (decrease) in accrued expenses and liabilities                                       813                (9,764)
                                                                                                 ---------             ---------
             TOTAL ADJUSTMENTS                                                                       7,061               (15,665)
                                                                                                 ---------             ---------
             NET CASH PROVIDED BY  (USED IN) OPERATING ACTIVITIES                                   19,487                (5,512)
                                                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease (increase) in:
         Securities purchased under agreements to resell                                             5,000                13,500
         Federal Home Loan Bank of New York stock                                                   (3,214)                 --
     Purchases of investment securities available-for-sale                                        (337,291)             (117,785)
     Sales of  investment securities available-for-sale                                            169,600                25,887
     Maturities of  investment securities available-for-sale                                        29,863                23,580
     Purchases of investment securities held-to-maturity                                              --                  (3,041)
     Maturities and redemptions of  investment securities held-to-maturity                          33,301                 8,816
     Proceeds from sale of loans held-for-sale                                                      51,115                  --
     Proceeds from sale of servicing assets                                                           --                  11,855
     Net origination of loans                                                                      (97,986)              (95,927)
     Capital expenditures                                                                           (2,771)               (1,329)
                                                                                                 ---------             ---------
             NET CASH USED IN INVESTING ACTIVITIES                                                (152,383)             (134,444)
                                                                                                 ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in:
         Deposits                                                                                   47,191                33,516
         Securities sold under agreements to repurchase                                            118,119                82,793
         Advances and borrowings from FHLB                                                         (14,700)               14,400
     Repayments of term notes and bonds payable                                                     (8,088)                 (238)
     Proceeds from exercise of stock options                                                           113                   355
     Treasury stock acquired                                                                        (5,691)                 --
     Dividends and cash paid on fractional shares                                                   (2,853)               (2,417)
                                                                                                 ---------             ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                             134,091               128,409
                                                                                                 ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     1,195               (11,547)

Cash and cash equivalents at beginning of period                                                    14,489                26,036
                                                                                                 ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  15,684             $  14,489
                                                                                                 ---------             ---------
                                                                                                 ---------             ---------

SUPPLEMENTAL DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
     Interest paid                                                                               $  57,600             $  26,800
                                                                                                 ---------             ---------
     Income taxes                                                                                    2,546                   923
                                                                                                 ---------             ---------
     Real estate loans securitized into mortgage-backed securities                               $  33,100             $  60,800
                                                                                                 ---------             ---------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                 ORIENTAL FINANCIAL GROUP INC.
------------------------------------------------------------------------------

NOTE 1 -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

The accounting and reporting policies of Oriental Financial Group (the "Group", "Oriental") and its subsidiaries conform with generally accepted accounting principles and banking industry general practices. These principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period and, as such, these statements include amounts based on judgments and estimates made by Management. Actual results could differ from those estimates.

The Group is a bank holding company that provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with a delivery system of 19 branches located throughout Puerto Rico. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, consumer and commercial ending, auto and equipment lease financing, financial planning, money management and investment brokerage services, corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1998 contained in Oriental's 1998 Annual Report. Certain reclassifications have been made to the December 31, 1997 and June 30, 1998 consolidated financial statements to conform to the presentation of the current period consolidated financial statements.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at December 31, 1998 and June 30, 1998, and the results of operations and cash flows for the quarter and six months ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

NOTE 2 -- INVESTMENT AND TRADING SECURITIES:

The Group's securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes as a separate component of stockholders' equity.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at estimated fair value with realized and unrealized changes in market value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of net interest income rather than in the trading profit or loss account.

The Group's investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at its par value. As a result, this investment is carried at cost and its redemption value represents its fair value.

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

TRADING SECURITIES:

A summary of trading securities owned by the Group at December 31, 1998 and June 30, 1998, is as follows:


                                                (IN THOUSANDS)
                                         ----------------------------
                                         DECEMBER 31,      JUNE 30,
                                         ------------    ------------
US GOVERNMENT SECURITIES                     $ 3,653         $ 3,574
MORTGAGE-BACKED SECURITIES                    27,094          35,903
PASS-THROUGH CERTIFICATES                      2,716           2,963
                                         ------------    ------------
                                             $33,463         $42,440
                                         ------------    ------------


The Group's trading portfolio weighted average yield at the dates above was 7.50% and 7.40%, respectively.

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at December 31, 1998 and June 30, 1998, were as follows:

                                                                      DECEMBER 31, 1998 (IN THOUSANDS)
                                        ----------------------------------------------------------------------------------------
                                                               GROSS              GROSS                              AVERAGE
                                          AMORTIZED          UNREALIZED         UNREALIZED            FAIR           WEIGHTED
                                            COST               GAINS               LOSS              VALUE            YIELD
                                        ----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
------------------
US GOVERNMENT SECURITIES                   $158,282             $4,588            $    -           $162,870            6.24%
PR GOVERNMENT SECURITIES                     23,461                539                23             23,977            8.72%
MORTGAGE-BACKED SECURITIES                  375,377              3,273               762            377,888            6.62%
COLLATERIZED MORTGAGE OBLIGATIONS            94,443                 89               740             93,792            6.50%
                                        --------------     --------------     -------------    --------------      ------------
                                           $651,563              8,489             1,525           $658,527            6.59%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------
HELD-TO-MATURITY
----------------
PR GOVERNMENT SECURITIES                      3,569                  3                37              3,535            7.40%
MORTGAGE-BACKED SECURITIES                  125,099              2,162               481            126,780            6.89%
                                        --------------     --------------     -------------    --------------      ------------
                                           $128,668              2,165               518            130,315            6.90%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------
FHLB STOCK                                   13,257                  -                 -             13,257            7.20%
                                        --------------     --------------     -------------    --------------      ------------

                                           $793,488            $10,654            $2,043           $802,099            6.61%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------

                                                                      JUNE 30, 1998 (IN THOUSANDS)
                                        ----------------------------------------------------------------------------------------
                                                               GROSS              GROSS                              AVERAGE
                                          AMORTIZED          UNREALIZED         UNREALIZED            FAIR           WEIGHTED
                                            COST               GAINS               LOSS              VALUE            YIELD
                                        ----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
------------------
US GOVERNMENT SECURITIES                   $244,225             $6,146            $  152           $250,219            6.37%
PR GOVERNMENT SECURITIES                     26,074                  1               194             25,881            8.72%
MORTGAGE-BACKED SECURITIES                  202,855              2,446                41            205,260            6.86%
                                        --------------     --------------     -------------    --------------      ------------
                                           $473,154              8,593               387            481,360            6.71%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------
HELD-TO-MATURITY
----------------
PR GOVERNMENT SECURITIES                      3,575                  1                 -              3,576            7.40%
MORTGAGE-BACKED SECURITIES                  158,576              2,695               443            160,828            6.89%
                                        --------------     --------------     -------------    --------------      ------------
                                            162,151              2,696               443            164,404            6.90%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------
FHLB STOCK                                   10,043                  -                 -             10,043            7.15%
                                        --------------     --------------     -------------    --------------      ------------

                                           $645,348            $11,289              $830           $655,807            6.72%
                                        --------------     --------------     -------------    --------------      ------------
                                        --------------     --------------     -------------    --------------      ------------

The amortized cost and estimated fair value of the Group's investment securities at December 31, 1998, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                        AVAILABLE-FOR-SALE                HELD-TO-MATURITY                     TOTAL
                                   -----------------------------   -----------------------------   ----------------------------
                                     AMORTIZED          FAIR          AMORTIZED          FAIR         AMORTIZED          FAIR
                                        COST           VALUE             COST           VALUE            COST           VALUE
                                   -----------------------------   -----------------------------   ----------------------------
DUE WITHIN ONE YEAR                  $      -          $      -       $     10         $     10      $     10         $     10
AFTER ONE YEAR TO FIVE YEARS           32,440            33,030          1,041            1,055        33,481           34,085
AFTER FIVE TO TEN YEARS               119,241           123,051          7,791            7,938       127,032          130,989
DUE AFTER TEN YEARS                   499,882           502,448        119,826          121,312       619,708          623,758
EQUITY SECURITIES                           -                 -              -                -        13,257           13,257
                                   ------------      ------------   ------------     ------------  ------------     -----------
                                     $651,563          $658,527       $128,668         $130,315      $793,488         $802,099
                                   ------------      ------------   ------------     ------------  ------------     -----------
                                   ------------      ------------   ------------     ------------  ------------     -----------

Securities in the due after ten years category, include an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $21,897,000, which commenced paying down principal on August 1, 1994 and is expected to be fully collected within the next two fiscal years. This category also includes $67,147,000 of the short-end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during the first six months of fiscals 1999 and 1998 were $169,600,000 and $25,887,000, respectively. Gross realized gains and losses on those sales during the first six months of fiscal 1999 were $8,447,000 and $0, respectively. These were $445,000 and $70,000, respectively, in the same period of fiscal 1998.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
-------------------------------------------------------

The Group's lending activity is with borrowers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and non-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases, personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at December 31, 1998 and June 30, 1998 was as follows:



(IN THOUSANDS)                                                      DECEMBER 31,      JUNE 30,
                                                                    ------------      --------
LOANS SECURED BY REAL ESTATE:
  RESIDENTIAL                                                          $245,089       $233,161
  COMMERCIAL                                                              6,989          7,007
  HOME EQUITY LOANS AND PERSONAL LOANS COLLATERALIZED BY REAL ESTATE     17,065         16,457
  CONSTRUCTION, LAND ACQUISITION AND LAND IMPROVEMENTS                      331            909
                                                                    ------------      --------
                                                                        272,474        257,534
LESS: NET DEFERRED LOAN FEES AND SERVICING RIGHTS SOLD                   (3,041)        (2,363)
                                                                    ------------      --------
                                                                        269,433        255,171
                                                                    ------------      --------
OTHER LOANS:
  COMMERCIAL LOANS                                                        9,813          9,428
  AUTO LOANS                                                              4,648          7,340
  PERSONAL LOANS AND LINES OF CREDIT                                    109,682         99,808
  CASH COLLATERAL AND MARGIN LOANS                                        4,574          2,764
  FINANCING LEASES, NET OF UNEARNED INTEREST                            125,079        140,208
                                                                    ------------      --------
                                                                        253,796        259,548
                                                                    ------------      --------

LOANS RECEIVABLE                                                        523,229        514,719
ALLOWANCE FOR LOAN LOSSES                                                (9,693)        (5,658)
                                                                    ------------      --------
LOANS RECEIVABLE, NET                                                   513,536        509,061
LOANS HELD-FOR-SALE                                                      41,559         36,359
                                                                    ------------      --------
TOTAL LOANS, NET                                                       $555,095       $545,420
                                                                    ------------      --------
                                                                    ------------      --------

At December 31, 1998 and June 30, 1998 mortgage loans held-for-sale amounted $41,559,000 and $36,359,000 respectively. All mortgage loans originated and sold during the first six months of fiscal 1999 and 1998 were sold based on pre-established commitments or at market values, which in both situations equal or exceeded the carrying value of the loans. Net gains on those sales during the first six months of fiscal years 1999 and 1998 were $584,200 and $583,700, respectively, and are included in the statement of income as part of mortgage banking activities.

Refer to Table 10 at page 21 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the quarter and six months ended December 31, 1998 and 1997.

NOTE 4 - INTEREST RATE RISK MANAGEMENT
--------------------------------------

The Group utilizes interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

The following table indicates the types of swaps and caps outstanding and their terms at December 31 and June 30, 1998:

(DOLLARS IN THOUSANDS):                      DEC. 31, 1998      JUNE 30, 1998
-----------------------                      -------------      -------------
INTEREST RATE SWAPS
-------------------
NOTIONAL AMOUNT                                 $220,000           $370,000
WEIGHTED AVERAGE PAY RATE -- FIXED                 5.76%              5.73%
WEIGHTED AVERAGE RECEIVE RATE -- FLOATING          5.29%              5.43%
MATURITY IN MONTHS                               1 TO 32            1 TO 35
FLOATING RATE IN PERCENT OF LIBOR             85 TO 100%         84 TO 100%

CAPS
----
NOTIONAL AMOUNT                                 $170,000           $150,000
CAP RATE                                      6.00-6.50%              6.50%
CURRENT 90 DAY LIBOR                               5.07%              5.72%
MATURITY IN MONTHS                               2 TO 15            3 TO 18

The caps and interest rate swaps were entered to convert short-term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties.

S&P INTEREST RATE SWAP
----------------------

The Group offers its customers certificates of deposit which yields are tied to the performance of a stock market index, Investor IRA and Investor CD. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the Standard & Poor's 500 stock index. If such index decreases, the depositor receives the principal without any interest. The Group utilizes interest rate swap/hedge agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase of the month-end value of the Standard & Poor's index in exchange for a semiannual fixed interest cost. At December 31, 1998, the notional amount of these agreements totaled $54,332,000.

NOTE 7 - INCOME PER COMMON SHARE AND STOCK SPLIT
------------------------------------------------

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on its 10,154,358 shares of common stock outstanding at September 30, 1998. As a result, 3,384,674 shares of common stock were issued on October 15, 1998 thus increasing shares to 13,539,032 at such date.

Earnings per share for all periods presented in the Consolidated Statements of Income are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share excludes potential dilution and is calculated by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Exercisable stock options outstanding under the Group's stock option plan were considered in the diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental reported an increase of 24% in diluted earnings per share for the second quarter of fiscal 1999, as net income increased to $6.4 million or $.47 per share from $5.2 million or $.38 per share in the same period of fiscal 1998. For the first six months of fiscal 1999, the Group's diluted earnings per share also increased 24%, as net income reached $12.4 million or $.92 per share compared with $10.2 million or $.74 per share in the same period of fiscal 1998. All per share figures have been retroactively adjusted for the four-for-three (33.3%) stock split on common stock distributed on October 15, 1998.

The Group's earnings growth reflects increases in both net interest income and non-interest income, partially offset by an increase in the provision for loan losses. This earnings improvement results from a solid growth in interest-earning assets and strong performances by the Group's mortgage banking, treasury, trust, brokerage and money management business units. The Group's profitability ratios for the first six months of fiscal 1999 reflect returns of 1.79% on assets (ROA) and 21.73% on stockholder's equity (ROE) versus 1.73% and 21.09%, respectively, in the comparable fiscal 1998 period.

At December 31, 1998, the Group's total financial assets owned or managed, which consists of assets owned by the Bank, assets managed by the trust and assets gathered by the broker-dealer, reached $3.585 billion, an increase of 24% when compared to the $2.884 billion a year ago. At December 31, 1998, assets owned by the Bank reached $1.458 billion from $1.203 million a year ago, an increase of 21%. Assets managed by the trust grew 17% to $1.314 billion versus $1.121 billion a year ago, and assets gathered by the broker-dealer increased 45% to $813.3 million from $560.6 million the year before.

See "Selected Financial Data" on page 10 for more details. The different components that resulted in the Group's continued profitability are discussed in detail in the following pages.

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

NET INTEREST INCOME

Net interest income for the second quarter of fiscal 1999 reached $11.70 million, 12% or $1.21 million higher than the $10.49 million reported in the same period of fiscal 1998. For the first six months of fiscal 1999, net interest income also rose 12% to $22.89 million from $20.38 million fin the same period a year ago. The net interest income growth for the second quarter and first six months of fiscal 1999 was driven by increases due to a higher volume of net interest-earning assets and was partially offset by a margin erosion due to changes in rates and in the composition of interest-earning assets and related interest-bearing liabilities.

For the second quarter of fiscal 1999 the interest rate spread and margin were 3.39% and 3.61%, as compared to 3.60% and 3.83%, respectively, in the same period of fiscal 1998. For the first six months of fiscal 1999 these were 3.37% and 3.60%, respectively, versus 3.58% and 3.81%, respectively, in the same period of fiscal 1998. Table 1 and 1-A analyzes the major categories of interest-earning assets and interest-bearing liabilities, and their respective interest income and expenses and yields and costs, and their impact on net interest income due to their changes in volume and rates.

The Group's interest income for the second quarter of fiscal of 1999 increased by 12% or $2.88 million to $27.76 million from $24.88 million posted in the second quarter of fiscal 1998. For the first six months of fiscal 1999, interest income rose by 14% or $6.54 million to $54.87 million from $48.33 million posted in fiscal 1998. These growths in interest income were driven by larger average volume of interest-earning assets, partially offset by a decline in the yield performance of interest-earning assets.

Average interest-earnings assets for the second quarter of fiscal 1999 reached $1.306 billion an increase of 18% compared with $1.105 billion for the same quarter of fiscal 1998. For the first six months of fiscal 1999, average interest-earning assets grew 19% to $1.281 billion from $1.078 million a year ago. These volume increase were fueled by a solid growth on the Group's investment portfolios, mainly mortgaged-backed securities as Oriental continues its strategy of securiticizing its larger mortgage loan production.

                            SELECTED FINANCIAL DATA

   FOR THE QUARTER AND SIX MONTHS PERIOD ENDED ON DECEMBER 31, 1998 AND 1997

                 (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)



                                                   QUARTER ENDED                               SIX MONTHS PERIOD ENDED
                                                     DECEMBER 31,                                      DECEMBER 31,
                                     ---------------------------------------------      --------------------------------------
                                              1998                     1997                     1998                 1997
                                     --------------------      -------------------      -------------------    ---------------
CONDENSED EARNINGS REPORT:
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                 $27,762                 $24,877               $54,873               $48,331
INTEREST EXPENSE                                 16,059                  14,385                31,988                27,955
                                        ---------------      -------------------      -------------------    -----------------
  NET INTEREST INCOME                            11,703                  10,492                22,885                20,376
PROVISION FOR LOAN LOSSES                         7,150                   3,700                 9,750                 5,000
RECURRING NON-INTEREST INCOME                     4,457                   3,656                 8,494                 7,973
NON-RECURRING NON-INTEREST INCOME                 6,862                   3,152                 8,517                 3,945
RECURRING NON-INTEREST EXPENSES                   8,012                   7,476                15,248                15,265
NON-RECURRING NON-INTEREST EXPENSES                 209                      51                   337                    51
PROVISION FOR INCOME TAXES                        1,284                     857                 2,135                 1,825
                                        ---------------      -------------------      -------------------    -----------------
 NET INCOME                                     $ 6,367                 $ 5,216               $12,426               $10,153
                                        ---------------      -------------------      -------------------    -----------------
INCOME PER SHARE:
------------------------------------------------------------------------------------------------------------------------------

BASIC                                           $  0.49                 $  0.39               $  0.95               $  0.77
                                        ---------------      -------------------      -------------------    -----------------
DILUTED                                         $  0.47                 $  0.38               $  0.92               $  0.74
                                        ---------------      -------------------      -------------------    -----------------
DIVIDENDS DECLARED PER SHARE                    $ 0.115                 $ 0.094               $ 0.228               $ 0.188
                                        ---------------      -------------------      -------------------    -----------------
AVERAGE COMMON SHARES OUTSTANDING                13,077                  13,285                13,125                13,242
AVERAGE POTENTIAL COMMON STOCK OPTIONS              393                     469                   397                   451
                                        ---------------      -------------------      -------------------    -----------------
 TOTAL AVERAGES SHARES AND EQUIVALENTS           13,470                  13,754                13,522                13,693
                                        ---------------      -------------------      -------------------    -----------------
BOOK VALUE                                                                                 $     8.17            $     7.62
                                                                                      -------------------    -----------------
MARKET PRICE AT PERIOD END                                                                 $    31.31            $    22.18
                                                                                      -------------------    -----------------

PERIOD END BALANCES: (DECEMBER 31, )
------------------------------------------------------------------------------------------------------------------------------
TOTAL BANK ASSETS                                                                          $1,457,500            $1,202,600
TRUST ASSETS MANAGED                                                                        1,313,800             1,120,700
ASSETS GATHERED BY BROKER-DEALER                                                              813,300               560,600
                                                                                      -------------------    -----------------
 TOTAL FINANCIAL ASSETS                                                                    $3,584,600            $2,883,900
                                                                                      -------------------    -----------------

INVESTMENT AND TRADING SECURITIES                                                          $  837,320            $  585,619
LOANS AND LOANS HELD-FOR-SALE, NET                                                            555,095               558,995
                                                                                      -------------------    -----------------
 INTEREST-EARNING ASSETS                                                                   $1,392,415            $1,144,614
                                                                                      -------------------    -----------------

DEPOSITS                                                                                   $  618,622            $  531,058
REPURCHASE AGREEMENTS                                                                         534,290               330,708
BORROWINGS                                                                                    166,600               218,978
                                                                                      -------------------    -----------------
 INTEREST-BEARING LIABILITIES                                                              $1,319,512            $1,080,744
                                                                                      -------------------    -----------------

CAPITAL                                                                                    $  110,772            $  101,292
                                                                                      -------------------    -----------------

REGULATORY CAPITAL RATIOS (IN PERCENT):
------------------------------------------------------------------------------------------------------------------------------

LEVERAGE CAPITAL                                                                                 7.24%                 7.97%
                                                                                      -------------------    -----------------
TOTAL RISK-BASED CAPITAL                                                                        19.62%                19.45%
                                                                                      -------------------    -----------------
TIER 1 RISK-BASED CAPITAL                                                                       18.37%                18.20%
                                                                                      -------------------    -----------------

SELECTED FINANCIAL RATIOS (IN PERCENT):
------------------------------------------------------------------------------------------------------------------------------

RETURN ON AVERAGE EQUITY (ROE)                                                                   1.79%                 1.73%
                                                                                      -------------------    -----------------
RETURN ON AVERAGE ASSETS (ROA)                                                                  21.73%                21.09%
                                                                                      -------------------    -----------------
EFFICIENCY RATIO                                                                                48.59%                52.35%
                                                                                      -------------------    -----------------
EXPENSE RATIO                                                                                    1.05%                 1.22%
                                                                                      -------------------    -----------------
AVERAGE EQUITY TO AVERAGE TOTAL ASSETS                                                           7.60%                 8.42%
                                                                                      -------------------    -----------------
INTEREST RATE SPREAD                                                                             3.37%                 3.58%
                                                                                      -------------------    -----------------

OTHER INFORMATION:
------------------------------------------------------------------------------------------------------------------------------

NUMBER OF BANKING OFFICES                                                                          19                    18
                                                                                      -------------------    -----------------


TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
---------------------------------------------------------------------------------------------------------------------------------
                 (IN THOUSANDS)                                             SECOND QUARTER OF FISCAL,
-----------------------------------------  --------------------------------------------------------------------------------------
                                                       INTEREST                    AVERAGE RATE              AVERAGE BALANCE
                                           -------------------------------   ------------------------   -------------------------
                 DESCRIPTION                    1999             1998            1999         1998        1999            1998
-----------------------------------------  --------------   --------------   ------------  ----------   ---------     -----------
INTEREST-EARNING ASSETS:
------------------------
    REAL ESTATE LOANS (2)                      $    6,972      $    6,734          9.95%       9.53%     $   280,169     $  282,721
    CONSUMER LOANS                                  4,468           3,443         13.80%      13.77%         128,462         99,217
    COMMERCIAL LOANS                                  257             268         10.18%      10.61%          10,103         10,119
    FINANCING LEASES                                3,534           4,757         11.97%      12.41%         118,096        153,349
                                               ----------      ----------      ---------   ---------       ----------     ---------
     TOTAL LOANS (1)                               15,231          15,202         11.32%      11.12%         536,830        545,406
                                               ----------      ----------      ---------   ---------       ----------     ---------

    MORTAGE-BACKED SECURITIES                       8,593           5,789          6.49%       7.13%         529,596        324,990
    INVESTMENT SECURITIES                           3,601           3,624          6.66%       6.74%         216,246        215,124
    OTHER INTEREST-EARNING ASSETS                     337             262          5.59%       5.15%          23,651         19,890
                                               ----------      ----------      ---------   ---------       ----------     ---------
     TOTAL INVESTMENTS                             12,531           9,675          6.51%       6.91%         769,493        560,004
                                               ----------      ----------      ---------   ---------       ----------     ---------

    TOTAL INTEREST-EARNING ASSETS              $   27,762      $   24,877          8.49%       8.99%      $1,306,323     $1,105,410
                                               ----------      ----------      ---------   ---------       ----------     ---------

INTEREST-BEARING LIABILITIES:
-----------------------------
    SAVINGS AND DEMAND ACCOUNTS                $      701      $      687          2.21%       2.64%      $  125,785     $  103,247
    CERTIFICATES OF DEPOSIT                         4,902           4,484          5.28%       5.42%         368,102        328,336
    IRA'S AND ZERO COUPON BONDS                     1,667           1,225          5.83%       6.14%         113,350         79,268
                                               ----------      ----------      ---------   ---------       ----------     ---------
     TOTAL DEPOSITS                                 7,270           6,396          4.75%       4.97%         607,237        510,851
                                               ----------      ----------      ---------   ---------       ----------     ---------

    REPURCHASE AGREEMENTS                           6,298           4,531          5.29%       5.51%         472,701        326,259
    FHLB BORROWINGS AND ADVANCES                      876           1,550          5.73%       5.85%          60,697        105,204
    TERM NOTES AND OTHER SOURCES OF FUNDS           1,366           1,553          4.94%       5.25%         108,220        115,637
    INTEREST RATE RISK MANAGEMENT                     249             355          0.15%       0.26%            --             --
                                               ----------      ----------      ---------   ---------       ----------     ---------
     TOTAL OTHER BORROWINGS                         8,789           7,989          5.44%       5.79%         641,618        547,100
                                               ----------      ----------      ---------   ---------       ----------     ---------

TOTAL INTEREST-BEARING LIABILITIES             $   16,059      $   14,385          5.10%       5.39%      $1,248,855     $1,057,951
                                               ----------      ----------      ---------   ---------       ----------     ---------

NET INTEREST INCOME                            $   11,703      $   10,492          3.39%       3.60%
                                               ----------      ----------      ---------   ---------
                                               ----------      ----------      ---------   ---------


INTEREST RATE MARGIN                                                               3.61%       3.83%
                                                                               ---------   ---------

NET INTEREST EARNING ASSETS                                                                                 $ 57,468       $ 47,459
                                                                                                           ---------      ---------
                                                                                                           ---------      ---------
INTEREST-EARNING ASSETS TO INTEREST BEARING LIABILITIES RATIO                                                 104.60%        104.49%
                                                                                                           ---------      ---------
CHANGE IN NET INTEREST INCOME DUE TO VOLUME/RATE:                     VOLUME              RATE               TOTAL
                                                               -------------------  ----------------   -----------------
INTEREST INCOME
---------------
    LOANS (1) (2)                                                    $  (147)           $   176             $    29
    MORTAGE-BACKED SECURITIES                                          3,645               (841)              2,804
    INVESTMENT SECURITIES                                                 19                (42)                (23)
    OTHER INTEREST-EARNING ASSETS                                         48                 27                  75
                                                                     -------            -------             -------
    TOTAL INTEREST INCOME                                            $ 3,565            $  (680)            $ 2,885
                                                                     -------            -------             -------
INTEREST EXPENSE
----------------
    DEPOSITS                                                         $ 1,211            $  (337)            $   874
    REPURCHASE AGREEMENTS                                              2,017               (250)              1,767
    FHLB ADVANCES AND BORROWINGS                                        (650)               (24)               (674)
    TERM NOTES AND OTHER SOURCES OF FUNDS                                (97)               (90)               (187)
    INTEREST RATE RISK MANAGEMENT                                        (52)               (54)               (106)
                                                                     -------            -------             -------
    TOTAL INTEREST EXPENSE                                           $ 2,429            $  (755)            $ 1,674
                                                                     -------            -------             -------

    NET INTEREST INCOME                                              $ 1,136            $    75             $ 1,211
                                                                     -------            -------             -------
                                                                     -------            -------             -------

NOTES:
    (1) - LOANS AVERAGE BALANCES EXCLUDE NON-PERFORMING LOANS.
    (2) - REAL ESTATE AVERAGE BALANCES INCLUDE LOANS-HELD-FOR-SALE.

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

                (IN THOUSANDS)                                                  FIRST SIX MONTHS OF FISCAL,
--------------------------------------------   -----------------------------------------------------------------------------------
                                                        INTEREST                     AVERAGE RATE             AVERAGE BALANCE
                                               --------------------------      ---------------------   ---------------------------
                  DESCRIPTION                      1999            1998           1999        1998         1999            1998
--------------------------------------------   ----------      ----------      ---------    -------    ----------      -----------

INTEREST-EARNING ASSETS:
------------------------
    REAL ESTATE LOANS (2)                      $   14,237      $   13,227          9.96%       9.51%   $  285,982      $  278,149
    CONSUMER LOANS                                  8,712           6,493         13.63%      13.61%      126,791          94,658
    COMMERCIAL LOANS                                  532             561         11.27%      11.38%        9,443           9,859
    FINANCING LEASES                                7,314           9,255         11.96%      11.87%      122,320         155,902
                                               ----------      ----------       --------      ------   ----------      ----------
     TOTAL LOANS (1)                               30,795          29,536         11.28%      10.94%      544,536         538,568
                                               ----------      ----------       --------      ------   ----------      ----------

    MORTAGE-BACKED SECURITIES                      15,331          11,035          6.56%       7.15%      467,596         308,857
    INVESTMENT SECURITIES                           8,111           7,104          6.57%       6.77%      246,906         209,998
    OTHER INTEREST-EARNING ASSETS                     636             656          5.65%       6.30%       22,001          20,367
                                               ----------      ----------       --------      ------   ----------      ----------
     TOTAL INVESTMENTS                             24,078          18,795          6.53%       6.97%      736,503         539,222
                                               ----------      ----------       --------      ------   ----------      ----------

    TOTAL INTEREST-EARNING ASSETS              $   54,873      $   48,331          8.55%       8.95%   $1,281,039      $1,077,790
                                               ----------      ----------       --------      ------   ----------      ----------

INTEREST-BEARING LIABILITIES:
-----------------------------
    SAVINGS AND DEMAND ACCOUNTS                $    1,445      $    1,359          2.38%       2.62%   $  120,377      $  102,759
    CERTIFICATES OF DEPOSIT                         9,777           8,965          5.37%       5.41%      360,961         328,694
    IRA'S AND ZERO COUPON BONDS                     3,319           2,429          5.83%       6.15%      112,955          78,363
                                               ----------      ----------       --------      ------   ----------      ----------
     TOTAL DEPOSITS                                14,541          12,753          4.85%       4.96%      594,293         509,816
                                               ----------      ----------       --------      ------   ----------      ----------

    REPURCHASE AGREEMENTS                          12,243           8,556          5.34%       5.47%      454,753         310,541
    FHLB BORROWINGS AND ADVANCES                    1,873           2,851          5.67%       5.78%       64,533          96,144
    TERM NOTES AND OTHER SOURCES OF FUNDS           2,867           3,095          5.04%       5.25%      111,381         115,309
    INTEREST RATE RISK MANAGEMENT                     464             700          0.15%       0.27%         --              --
                                               ----------      ----------       --------      ------   ----------      ----------
     TOTAL OTHER BORROWINGS                        17,447          15,202          5.49%       5.78%      630,667         521,994
                                               ----------      ----------       --------      ------   ----------      ----------

TOTAL INTEREST-BEARING LIABILITIES             $   31,988      $   27,955          5.18%       5.37%   $1,224,960      $1,031,810
                                               ----------      ----------       --------      ------   ----------      ----------

NET INTEREST INCOME                            $   22,885      $   20,376          3.37%       3.58%
                                               ----------      ----------       --------      ------
                                               ----------      ----------

INTEREST RATE MARGIN                                                               3.60%       3.81%
                                                                                --------      ------

NET INTEREST EARNING ASSETS                                                                            $ 56,079        $ 45,980
                                                                                                       ----------      ----------
                                                                                                       ----------      ----------

INTEREST-EARNING ASSETS TO INTEREST BEARING LIABILITIES RATIO                                            104.58%         104.46%
                                                                                                      ----------      ----------

CHANGE IN NET INTEREST INCOME DUE TO VOLUME/RATE:                  VOLUME          RATE        TOTAL
-------------------------------------------------                 -------       --------      --------

INTEREST INCOME
---------------
    LOANS (1) (2)                                                 $   541       $   718       $ 1,259
    MORTAGE-BACKED SECURITIES                                       5,671        (1,375)        4,296
    INVESTMENT SECURITIES                                           1,249          (242)        1,007
    OTHER INTEREST-EARNING ASSETS                                      51           (71)          (20)
                                                                  -------       -------       -------
    TOTAL INTEREST INCOME                                         $ 7,512       $  (970)      $ 6,542
                                                                  -------       -------       -------

INTEREST EXPENSE
----------------
    DEPOSITS                                                      $ 2,167       $  (379)      $ 1,788
    REPURCHASE AGREEMENTS                                           3,941          (254)        3,687
    FHLB ADVANCES AND BORROWINGS                                     (914)          (64)         (978)
    TERM NOTES AND OTHER SOURCES OF FUNDS                            (103)         (125)         (228)
    INTEREST RATE RISK MANAGEMENT                                    (108)         (128)         (236)
                                                                  -------       -------       -------
    TOTAL INTEREST EXPENSE                                          4,983          (950)        4,033
                                                                  -------       -------       -------

    NET INTEREST INCOME                                           $ 2,529       $   (20)      $ 2,509
                                                                  -------       -------       -------

NOTES:
------
    (1) - LOANS AVERAGE BALANCES EXCLUDE NON-PERFORMING LOANS.
    (2) - REAL ESTATE AVERAGE BALANCES INCLUDE LOANS-HELD-FOR-SALE.

The average yield on interest-earning assets for the second quarter of fiscal 1999 was 8.49% or 50 basis points lower than the 8.99% attained in fiscal 1998. For the first six months of fiscal 1999 was to 8.55% or 40 basis points lower than the 8.95% reported a year ago. The main reason for these reductions was the proportionately higher increase in the total average investment portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest, which lowers the Group's effective tax rate.

For the second quarter and first six months of fiscal 1999, the average yield on investments securities fell to 6.51% and 6.53%, respectively, versus the 6.91% and 6.97%, respectively, attained in fiscal 1998, due to a general reduction on market rates. The yield on loans improved to 11.32% and 11.28%, respectively, versus the 11.12% and 10.94% reported in the respective periods of fiscal 1998. The improvements in the loan yield performance were fueled by the higher yields attained on the consumer and real estate loan portfolios.

Interest expense for the second quarter fiscal 1999 rose 12% or $1.67 million to $16.06 million from $14.39 million reported in fiscal 1998. For the first six months of fiscal 1999, interest expense also grew by 12% or $4.03 million to $31.99 million from $27.96 million posted in fiscal 1998. These increases were driven by a higher volume of interest-bearing liabilities used to fund the Group's interest-earning assets growth, as previously explained;
tempered by a decline in the average cost of funds.

Average interest-bearing liabilities for the second quarter and first six months of fiscal 1999 reached $1.24 billion and $1.22 billion, respectively, versus $1.06 billion and $1.03 billion, respectively, in fiscal 1998, an increase of 18% and 19%, respectively. The growths in interest-bearing liabilities average volume reflect strong increases in the average volume of deposits and repurchase agreements. In the second quarter and first six months of fiscal 1999 average deposits volume rose to $607.2 million and $594.3, respectively, from $510.9 million and $509.8, respectively, in fiscal 1998, an increase of 19% and 16%, respectively. IRA accounts were the main contributor to the rise, followed by certificates of deposits and savings and demand accounts. The average volume of repurchase agreements for the second quarter of fiscal 1999 rose by 45% to $472.7 million from $326.2 million in fiscal 1998. For the first six months of fiscal 1999, grew by 46% to $454.8 from $310.5 million in fiscal 1998. These rises were necessary to fund the Group's total interest-earning asset growth.

The average cost of funds on interest-bearing liabilities for the second quarter of fiscal 1999 was 5.10% or 29 basis points lower than the 5.39% attained in fiscal 1998. For the first six months of fiscal 1999, was 5.18% or 19 basis points lower than the 5.37% attained in fiscal 1998. Both decreases were principally related to a decline in the cost of repurchase agreements, IRA funds and term notes; enhanced by a reduction in the cost of interest-hedging activities (swaps and caps). A favorable lower interest rate scenario resulting from short-term interest rate cuts by the federal reserve triggered the overall reduction in cost of funds.

PROVISION FOR LOAN LOSSES

For the second quarter of fiscal 1999, the Group provided $7.15 million for loan losses compared with $3.7 million for the same period of fiscal 1998. For the six-month period ended December 31, 1998, the provision for loan losses amounted to $9.75 million compared with $5 million in the same period the year before. The main reason for the increase in the provision for fiscal 1999 was management's goal of further expanding the Group's coverage ratio of reserve to total loans, which increased to 1.72% from .98% a quarter ago. Also to respond to the higher level of credit losses in the consumer and leasing portfolios due to a record level of personal bankruptcies experienced in Puerto Rico. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowance for loan losses, net charge-offs and credit quality statistics.

NON-INTEREST INCOME

During the second quarter and first six months of fiscal 1999 non-interest income continued to be a major driver of the Group's earnings improvement as it reached $11.32 million and $17.01, respectively, from $6.81 million and $11.92 million, respectively, in the same period of fiscal 1998, see Table 2. Recurring non-interest income for the second quarter and first six months of fiscal 1999 totaled $4.46 million and $8.49 million, respectively, which represents an increase of 22% and 7%, respectively, versus the $3.66 million and $7.97 million, respectively, in the same period of fiscal 1998. These rises were fueled by increases in mortgage banking activities and trust, brokerage and money management revenues; partially tempered by a decline in bank service fees and charges and other income as result of a lower leasing activity.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1999. For the second quarter and first six months of fiscal 1999, this fees totaled $2.28 million and $4.59 million, respectively, versus the $1.87 million and $4.01 million recorded in the same period the year before, up 22% and 14%, respectively. This increases were possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary, see "Financial Condition" section.

                            ORIENTAL FINANCIAL GROUP

                            SELECTED FINANCIAL DATA

                                 (IN THOUSANDS)


                                                                           QUARTER ENDED               SIX MONTHS PERIOD ENDED
                                                                            DECEMBER 31,                     DECEMBER 31,
                                                                    ---------------------------      ----------------------------
                                                                       1998              1997           1998               1997
                                                                    ---------         ---------      ---------          ---------
TABLE 2 - NON-INTEREST INCOME SUMMARY
---------------------------------------------------------------------------------------------------------------------------------
BANK SERVICE FEES AND CHARGES                                         $   851           $   986        $ 1,645           $ 2,010
TRUST, MONEY MANAGEMENT AND BROKERAGE FEES                              2,280             1,866          4,594             4,013
RECURRING MORTGAGE BANKING ACTIVITIES                                   1,239               639          2,033             1,599
RENT AND OTHER OPERATING INCOME                                            87               165            222               351
                                                                      -------           -------        -------           -------
 RECURRING NON-INTEREST INCOME                                          4,457             3,656          8,494             7,973
                                                                      -------           -------        -------           -------

NET GAIN ON SALE OF INVESTMENTS                                         6,841               264          8,447               375

TRADING ACCOUNT INCOME                                                     21                58             70               168

FEES FROM MORTGAGE LOANS SERVICED FOR OTHERS, NET                        --                 123           --                 695

NET GAIN ON SALE OF SERVICING ASSETS                                     --               2,707           --               2,707
                                                                      -------           -------        -------           -------
 NON RECURRING NON-INTEREST INCOME                                      6,862             3,152          8,517             3,945
                                                                      -------           -------        -------           -------

 TOTAL NON-INTEREST INCOME                                            $11,319           $ 6,808        $17,011           $11,918
                                                                      -------           -------        -------           -------
                                                                      -------           -------        -------           -------

RECURRING NON-INTEREST INCOME TO NON-INTEREST EXPENSES RATIO            55.63%            48.90%         55.71%            52.23%
                                                                      -------           -------        -------           -------


TABLE 3 - NON-INTEREST EXPENSES SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

COMPENSATION AND BENEFITS                                             $ 3,799           $ 3,734        $ 7,273           $ 7,631

OCCUPANCY AND EQUIPMENT                                                 1,188             1,144          2,426             2,274

PROFESSIONAL FEES                                                         654               314            995               653

ADVERTISING AND PROMOTION                                                 703               466          1,262             1,135

INSURANCE, INCLUDING DEPOSITS INSURANCE                                   102               265            192               387

REAL ESTATE OWNED EXPENSES                                                  5                11             12                40

COMMUNICATIONS                                                            413               328            758               705

MUNICIPAL AND PROPERTY TAXES                                              428               411            857               821

PRINTING, STATIONERY, POSTAGE AND SUPPLIES                                202               163            358               332

OTHER OPERATING EXPENSES                                                  518               640          1,115             1,287
                                                                      -------           -------        -------           -------
 TOTAL RECURRING NON-INTEREST EXPENSES                                  8,012             7,476         15,248            15,265

OTHER NON-RECURRING EXPENSES                                              209                51            337                51
                                                                      -------           -------        -------           -------
 TOTAL NON-INTEREST EXPENSES                                          $ 8,221           $ 7,527        $15,585           $15,316
                                                                      -------           -------        -------           -------

RELEVANT RATIOS:
----------------
EFFICIENCY RATIO                                                        49.58%            52.84%         48.59%            52.35%
                                                                      -------           -------        -------           -------
EXPENSE RATIO                                                            1.09%             1.34%          1.05%             1.22%
                                                                      -------           -------        -------           -------

TABLE 4 - COMPENSATION AND BENEFITS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

FIXED COMPENSATION                                                    $ 2,030           $ 2,146        $ 4,017           $ 4,368
VARIABLE COMPENSATION                                                   1,439             1,208          2,611             2,513
OTHER COMPENSATION AND BENEFITS                                           330               380            645               750
                                                                      -------           -------        -------           -------
 TOTAL COMPENSATION                                                   $ 3,799           $ 3,734        $ 7,273           $ 7,631
                                                                      -------           -------        -------           -------

RELEVANT RATIOS:
COMPENSATION TO TOTAL RECURRING NON-INTEREST EXPENSES                   47.42%            49.95%         47.70%            49.99%
                                                                      -------           -------        -------           -------
VARIABLE COMPENSATION OF TOTAL COMPENSATION                             41.48%            36.02%         39.39%            36.52%
                                                                      -------           -------        -------           -------
COMPENSATION TO TOTAL AVERAGE ASSETS                                     1.06%             1.24%          1.05%             1.29%
                                                                      -------           -------        -------           -------

AVERAGE COMPENSATION PER EMPLOYEE                                                                      $  39.9           $  37.7
                                                                                                       -------           -------
BANK ASSETS PER EMPLOYEE                                                                               $ 4,642           $ 3,181
                                                                                                       -------           -------

GROUP'S WORK FORCE:
-------------------
BANK STAFF                                                                                                 314               347
TRUST STAFF                                                                                                 28                24
BROKERAGE STAFF                                                                                             11                 7
                                                                                                       -------           -------
                                                                                                           353               378
                                                                                                       -------           -------

Recurring mortgage banking activities, amounted to $1.24 million in the second quarter of fiscal 1999, 94% higher than the $639,000 earned in the same period of fiscal 1998. They totaled $2.03 million for the first six months of fiscal 1999, an increase of 27% versus the $1.60 million a year ago. Both increases were driven by a higher volume of loan origination combined with gains realized on sale of mortgage loans in the secondary market. This increase reflects the robust home finance market in Puerto Rico as Oriental's consolidates as the third largest mortgage origination producer.

Bank services fees and charges, which consist primarily of service charges on deposit accounts, leasing fees and late charges collected on loans, amounted to $851,000 for the second quarter fiscal 1999, 14% lower when compared to the $986,000 reported on the same period a year earlier. They totaled $1.65 million for the first six months of fiscal 1999, a 18% drop versus the $2.01 million on the same period in fiscal 1998. Both decreases were a combination of a decline in leasing fees, as result of Group's lower leasing's lending activity, partially offset by a rise in fees on deposit accounts and other service fees.

For the second quarter of fiscal 1999, securities and trading gains amounted to $6.86 million versus $322,000 in the same period of fiscal 1998. For the first six months of fiscal 1999, they increased to $8.52 million from $543,000 reported in the same period a year ago. As a result of the favorable market opportunities, during the past quarter the Group sold a significant quantity of investment securities as part of its asset/liability management, which reflects the Group's strategy of maximizing profits in the available-for-sale securities portfolio. The gains realized resulted from favorable market conditions as interest rates declined during the latter part of 1998. For further discussion of the Group's investment securities, see
Note 2 of the attached Consolidated Financial Statements.

During the second quarter of fiscal 1998, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including
$550 million serviced to others, to Doral Financial Corporation. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on mortgage origination, trust, money management, brokerage, personal loans and deposit accounts with the highest earnings potential. The decrease is servicing income is directly related to the divestiture mentioned above.

NON-INTEREST EXPENSES

As shown on Table 3, recurring non-interest expenses for the second quarter of fiscal 1999, increased 7% to $8.01 million from $7.48 million during the same period of fiscal 1998. For the first six months of fiscal 1999 and 1998 they remained flat at $15.2 million. The efficiency ratio and the expense ratio for the first six months of fiscal 1999 improved to 48.59% and 1.05%, respectively, from 52.35% and 1.22%, respectively, the year before.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.80 million for the second quarter of fiscal 1999, a 2% increase when compared to the $3.73 million reported in the same period of fiscal 1998. For the first six months of fiscal 1999 totaled $7.27 million, 5% lower than $7.63 million reported in fiscal 1998. The increase in the second quarter was driven by a growth in variable compensation, which increased 19% or $231,000 due to the Group's greater use of variable pay by performance compensation structure that is tied to the increase in production. In the second quarter of fiscal 1999, variable compensation represented 41.48% of total compensation versus 36.02% in fiscal 1998. The reduction for the first six months of fiscal 1999 was driven by a 7% reduction in Group's personnel as result of the divestiture of the mortgage servicing department and reengineering of some of the Group's support departments. Compensation and benefits as a percentage of total average assets ratio for the first six months of fiscal 1999 improved to 1.05% versus 1.29% the in the same period of the year before. Table 4 presents the composition of the Group's employee compensation and benefits at the end of the periods analyzed.

All other recurring non-interest expenses for the second quarter of fiscal 1998 increased 12.6% to $4.21 million as compared to $3.74 million during the same period of fiscal 1998. For the first six months of fiscal 1999, they totaled $7.97 million or 4.5% higher than $7.63 million reported in fiscal 1998. These rises were led by increases in professional and service fees, advertising and business promotion and occupancy and equipment. The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. The advertising and promotion growth results mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in depreciation from leasehold improvements and EDP equipment. This results from the additional banking offices opened during the past 12 months and the enhancements made to the Group's systems to enable them expand its electronic delivery capabilities and improve the customers' service delivery.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of fiscal 1999 amounted to $1.28 million or 16.7% of pre-tax earnings compared with $857,000 million or 14.1% of pre-tax earnings a year ago, up 50%. For the first six months of fiscal 1999, they totaled $2.14 million or 17% higher than $1.83 million reported in fiscal 1998. The effective tax rate for the first six months of fiscals 1999 and 1998 were 14.6% and 15.2%, respectively. The net increase in fiscal 1999 was mainly due to higher pre-tax earnings, partially offset by the larger level of tax-exempt interest. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

As shown on Table 5, at December 31, 1998, the Group's total financial assets owned or managed, which consists of assets owned by the Bank, assets managed by the trust and assets gathered by the broker-dealer, reached $3.585 billion, an increase of 24% when compared to the $2,884 billion a year ago. At December 31, 1998, assets owned by the Bank reached $1,457 billion from $1,203 million a year ago, an increase of 21%. Assets managed by the trust grew 17% to $1.314 billion versus 1.121 billion a year ago, and assets gathered by the broker-dealer increased 45% to $813.3 million from $560.6 million the year before. Detailed information concerning each of the items that comprise the Group's financial assets managed follows:

GROUP'S OWNED ASSETS

At the end of the second quarter of fiscal 1999, the Bank's total assets amounted $1.457 billion, an increase of 21% when compared to the $1.203 billion a year ago. At the same date, interest-earning assets reached $1.392 billion, an increase of $247 million or 22% versus the $1.145 billion a year earlier. This increase reflects a significant growth in total investments of $252 million or 43%. Refer to Table 6 for the Bank's assets summary.

Total investments are Oriental's largest interest-earning assets component. It consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities and PR Government municipal bonds. The investment portfolio is of a high quality, approximately 98% is rated AAA at the end of the second quarter of fiscal 1999, and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate, see Table 6.

The investment portfolio expansion was driven by a strong growth in mortgage-backed securities, which increased to $596.7 million or 71% of the total portfolio from $300.4 million or 51% the year before, as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. However, debt securities decreased 18% to $190.5 million or 23% of the total portfolio from $233.6 million or 40% a year ago. This reduction reflects the significant quantity of US Government securities sold during the past quarter as part of the Group's asset/liability management, as previously explained. All of the investment securities sold were replenished with mortgage-backed securities that provide the Group a better yield performance and liquidity position. Refer to Table 6 for the Group's investments summary and composition.

At December 31, 1998, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $555.1 million, 1% lower than the $559.0 million a year ago. This net decline was led by a downsize in the leasing and commercial portfolio's of $38.3 million or 23% and $1.2 million or 11%, respectively, followed by an increase in the allowance for loan losses of $2.6 million or 36%. These were partially offset by increases in real estate and consumer loans portfolios of $13.4 million or 5% and $24.7 million or 23%, respectively. Table 6 presents the Bank's loan portfolio composition and mix at the end of the periods analyzed.

At the end of the second quarter of fiscal 1999, the consumer loans portfolio totaled $133.3 million or 23.6% of the Group's loan portfolio, a 23% growth versus the $108.6 million or 19.2% of the Group's loan portfolio a year ago. Personal loans which amounted to $101.6 million at the end of the second quarter of fiscal 1999, or 27% over the $79.9 million reported the year before, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards and credit scoring system.

The Bank's real estate loans portfolio amounted to $296.6 million or 52.5% of the loan portfolio at December 31, 1998, a 5% increase versus $283.2 million or 50% of the loan's portfolio the year before. The increase was mostly caused by an increase in originations due to the lower interest rate environment which increased the demand for mortgage loans for home purchases, as well as the demand for refinancing existing mortgages.

The Bank's leasing portfolio amounted to $125.1 million or 22.2% of the loan portfolio at the end of the second quarter of fiscal 1999, a 23% decrease versus $163.3 million or 28.9% of the loan portfolio a year ago. The decrease was due to a decline in the volume of originations, largely attributed to the strengthening of the underwriting standards in response to credit losses experienced during the past year, see "Provision for Loan Losses" under "Results of Operations".

TOTAL ASSETS MANAGED BY THE TRUST

The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At December 31, 1998, total assets managed by the Group's trust amounted $1.314 billion, 17% higher than the $1.121 billion a year ago. This increase was fueled by a solid 33.9% growth in individual retirement accounts (IRA), the most significant asset managed, which totaled $477.8 million versus the $356.8 million a year ago, followed by a 31.6% growth in 401(K) and Keogh retirement plans managed.

                           ORIENTAL FINANCIAL GROUP

                           SELECTED FINANCIAL DATA

                               (IN THOUSANDS)


                                  DECEMBER-98                 DECEMBER-97                          JUNE-98
                                  -----------                 ----------                          ----------
TABLE 5 - FINANCIAL ASSETS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------
TOTAL GROUP ASSETS OWNED          $1,457,500                  $1,202,600                          $1,311,400
TRUST ASSETS MANAGED               1,313,800                   1,120,700                           1,310,000
ASSETS GATHERED BY BROKER-DEALER     813,300                     560,600                             741,400
                                  ----------                  ----------                          ----------
 TOTAL FINANCIAL ASSETS           $3,584,600                  $2,883,900                          $3,362,800
                                  ----------                  ----------                          ----------


TABLE 6 -  ASSETS SUMMARY AND COMPOSITION
---------------------------------------------------------------------------------------------------------------------------------
                                                     %                                    %                                   %
TOTAL INVESTMENTS                 $  837,320       57.5%      $  585,619                48.7%     $  706,652                53.9%
TOTAL LOANS, NET                     555,095       38.1%         558,995                46.5%        545,420                41.6%
                                 -----------     -------     -----------           ----------    -----------           ----------
 INTEREST-EARNING ASSETS           1,392,415       95.6%       1,144,614                95.2%      1,252,072                95.5%
NON INTEREST-EARNING ASSETS           65,061        4.4%          57,931                 4.8%         59,316                 4.5%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                  $1,457,476      100.0%      $1,202,545               100.0%     $1,311,388               100.0%
                                 -----------     -------     -----------           ----------    -----------           ----------
INVESTMENT SECURITIES:
----------------------
TRADING SECURITIES                $   33,463        4.0%      $   34,087                 5.8%     $   42,440                 6.0%
MORTGAGE-BACKED SECURITIES           596,695       71.3%         300,359                51.3%        363,836                51.5%
INVESTMENT SECURITIES                190,500       22.8%         233,579                39.9%        279,675                39.6%
FHLB STOCK                            13,257        1.6%          10,043                 1.7%         10,043                 1.4%
MONEY MARKET INVESTMENTS               3,405        0.3%           7,551                 1.3%         10,658                 1.5%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                  $  837,320      100.0%      $  585,619               100.0%     $  706,652               100.0%
                                 -----------     -------     -----------           ----------    -----------           ----------
LOANS, NET :
------------
REAL ESTATE LOANS                 $  296,558       52.5%      $  283,181                50.0%     $  278,256                50.5%
CONSUMER LOANS                       133,339       23.6%         108,588                19.2%        122,281                22.2%
COMMERCIAL LOANS                       9,813        1.7%          11,036                 1.9%          9,428                 1.7%
FINANCING LEASES                     125,079       22.2%         163,320                28.9%        141,113                25.6%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                     564,789      100.0%         566,125               100.0%        551,078               100.0%
                                                 -------                           ----------    -----------           ----------
ALLOWANCE FOR LOAN LOSSES             (9,693)                     (7,131)                             (5,658)
                                                                                                 -----------
                                  $  555,096                  $  558,994                          $  545,420
                                 -----------                 -----------                         -----------


TABLE 7 -  LIABILITIES SUMMARY AND COMPOSITION
---------------------------------------------------------------------------------------------------------------------------------
                                                    %                                    %                                   %
DEPOSITS                          $  618,622      45.90%      $  531,058               48.20%     $  571,431               47.40%
REPURCASE AGREEMENTS                 534,290       39.7%         330,708                30.0%        416,171                34.6%
OTHER BORROWINGS                     166,600       12.4%         218,978                19.9%        189,388                15.7%
                                 -----------     -------     -----------           ----------    -----------           ----------
 INTEREST-BEARING LIABILITIES      1,319,512       98.0%       1,080,744                98.1%      1,176,990                97.7%
NON-INTEREST BEARING LIABILITES       27,192        2.0%          20,509                 1.9%         27,368                 2.3%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                  $1,346,704      100.0%      $1,101,253               100.0%     $1,204,358               100.0%
                                 -----------     -------     -----------           ----------    -----------           ----------
DEPOSITS:
---------
SAVINGS ACCOUNTS                  $   85,985       13.9%      $   74,634                14.1%     $   76,523                13.4%
DEMAND AND NOW ACCOUNTS               48,617        7.9%          30,903                 5.8%         36,005                 6.3%
CERTIFICATES OF DEPOSIT              365,352       59.1%         340,608                64.1%        342,439                59.9%
IRA ACCOUNTS                         114,189       18.5%          81,463                15.3%        112,622                19.7%
ACCRUED INTEREST                       4,479        0.6%           3,450                 0.7%          3,842                 0.7%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                  $  618,622      100.0%      $  531,058               100.0%     $  571,431               100.0%
                                 -----------     -------     -----------           ----------    -----------           ----------

OTHER BORROWINGS:
-----------------
FHLB FUNDS                        $   60,100      36.10%      $  104,200               47.60%     $   74,800               39.50%
BONDS PAYABLE                           --         0.00%             278                0.10%             88                0.00%
TERM NOTES                           106,500      63.90%         114,500               52.30%        114,500               60.50%
LINES OF CREDIT                         --         0.00%            --                  0.00%           --                  0.00%
                                 -----------     -------     -----------           ----------    -----------           ----------
                                  $  166,600     100.00%      $  218,978              100.00%     $  189,388              100.00%
                                 -----------     -------     -----------           ----------    -----------           ----------

TOTAL ASSETS GATHERED BY BROKER-DEALER

The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 1998, total assets gathered by the broker-dealer from its customer investment accounts reached $813.3 million, up 45% from $560.6 million a year ago.

LIABILITIES AND SOURCES OF FUNDS

As shown in Table 7, at December 31, 1998, Oriental's total liabilities reached $1.347 billion, 22% higher than the $1.101 billion reported a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.320 billion at the end of the second quarter of fiscal 1999 versus $1.081 billion the year before, a 22% increase. This growth was driven by increases in deposits and repurchase agreements of 16% or $87.6 million and 62% or $203.6 million, respectively.

Deposits at the end of the second quarter of fiscal 1999, the largest category of the Group's interest-bearing liabilities and a cost effective source of funding, reached $618.6 million, up 16% versus the $531.1 million a year ago. This growth was driven by a 40% rise in IRA accounts followed by increases in savings and demand accounts and certificates of deposit of 28% or 29.1 million and 7% or $24.7 million, respectively. Table 7 presents the composition of the Group's deposits at the end of the periods analyzed.

In addition to deposits, Oriental has a diversified source of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At December 31, 1998, repurchase agreements and other borrowings amounted to $534.3 million and $166.6 million, respectively, compared to $330.7 million and $219.0 million, respectively, a year ago.

The increase in repurchase agreements and other borrowings was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities. The decrease in other borrowings was mainly due to decline in advances from the Federal Home Bank of New York ("FHLB-NY"). The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the of the FHLB-NY the Group can obtain advances from the FHLB-NY, secured by the FHLB-NY stock owned by the Group, certain of the Group's mortgages and other assets. Table 7 presents the composition of the Group's other borrowings at the end of the periods analyzed.

CAPITAL STOCK DATA AND DIVIDENDS

At December 31, 1998, Oriental's total capital reached $110.8 million, a 9% increase from $101.3 million a year ago. This increase was mainly attained through earnings of $23.7 million posted during the past 12 months, combined with a positive change in the valuation account for investment securities available-for sale, partially offset by dividends paid and stock repurchase. As authorized by the board of directors, during the first six months of fiscal 1999, the Group repurchased 200,266 of its common stock. Of a total of 944,041 shares repurchased up to December 31, 1998, 448,555 shares were retired from circulation in fiscal 1997, as required by the Puerto Rico Banking law, and 495,486 shares with a cost of $11.9 million are held in treasury by the Group.

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on its 10,154,358 shares of common stock outstanding at September 30, 1998. As a result, 3,384,674 shares of common stock were issued on October 15, 1998 thus increasing shares to 13,539,032 at such date.

During the first six months of fiscal 1999, the Group declared dividends amounting to $3.0 million or $0.23 per share versus $2.5 million or $0.19 per share in fiscal 1998, up 20%. For the first six months of fiscal 1999, the dividend payout ratio and dividend yield were 24.35% and 1.50%, respectively, compared to 24.37% and 1.79%, respectively, in the preceding fiscal year.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At December 31, 1998, the Group had a leverage ratio of 7.24%; a Tier 1 risk-based ratio of 18.37%; and a total risk-based capital ratio of 19.62% compared to 7.97%, 18.20% and 19.45%, respectively, a year ago.

The Group's common stock is traded in the New York Exchange (NYSE) under the symbol OFG. The market value of the Group's common stock on the NYSE at December 31, 1988, was $31.31 per share, 41% higher than the $22.18 per share a year earlier, as a result the Group's market capitalization increased to $424 million as compared to $295 million a year ago. The book value per share at December 31, 1998 rose to $8.17 from $7.62 a year ago. Refer to Table 9 for the high, low and closing prices of the Group's stock for each quarter of the last three fiscal periods.

                           ORIENTAL FINANCIAL GROUP

                           SELECTED FINANCIAL DATA

                               (IN THOUSANDS)


                                  DECEMBER-98                 DECEMBER-97                          JUNE-98
                                  -----------                 ----------                          ----------
TABLE 8 - CAPITAL, DIVIDENDS AND REGULATORY RATIOS
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL                           $   110,772                 $ 101,292                           $  107,030
                                  -----------               -----------                          -----------
OUTSTANDING SHARES                     13,555                    13,290                               13,529
                                  -----------               -----------                          -----------
CAPITAL TO ASSETS RATIO                 7.60%                     8.42%                                8.16%
                                  -----------               -----------                          -----------
DIVIDENDS DECLARED                $     3,026                 $   2,474                           $    5,442
                                  -----------               -----------                          -----------
DIVIDEND PER SHARE                $      0.23                 $    0.19                           $     0.41
                                  -----------               -----------                          -----------
LEVERAGE CAPITAL ( minimum
 required - 3.00%)                      7.24%                     7.97%                                7.70%
                                  -----------               -----------                          -----------
TOTAL RISK-BASED CAPITAL
 (minimum required - 8.00%)            19.62%                    19.45%                               21.68%
                                  -----------               -----------                          -----------
TIER 1 RISK-BASED CAPITAL
 (minimum required - 4.00%)            18.37%                    18.20%                               20.45%
                                  -----------               -----------                          -----------


TABLE 9 - MARKET PRICES AND STOCK DATA
---------------------------------------------------------------------------------------------------------------------------------
PRICE INFORMATION:
------------------
CLOSING PRICE                     $     31.31                 $   22.18                           $    27.66
                                  -----------               -----------                          -----------
HIGH                              $     32.00                 $   23.63                           $    34.60
                                  -----------               -----------                          -----------
LOW                               $     28.00                 $   18.38                           $    27.66
                                  -----------               -----------                          -----------
BOOK VALUE                        $      8.17                 $    7.62                           $     7.99
                                  -----------               -----------                          -----------

RELEVANT RATIOS:
----------------
PAYOUT RATIO                           24.35%                    24.37%                               25.42%
                                  -----------               -----------                          -----------
DIVIDEND YIELD                          1.50%                     1.79%                                1.69%
                                  -----------               -----------                          -----------


The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.


                                     HIGH                       LOW                               DIVIDEND
QUARTER ENDED:                       PRICE                     PRICE                              PER SHARE
-------------------------------   -----------               -----------                          -----------
FISCAL 1999
-----------
DECEMBER 1998                     $     32.00                 $   28.00                           $    0.115
                                  -----------               -----------                          -----------
SEPTEMBER 1998                    $     32.26                 $   28.84                           $    0.113
                                  -----------               -----------                          -----------
FISCAL 1998
-----------
JUNE 1998                         $     34.60                 $   27.67                           $    0.113
                                  -----------               -----------                          -----------
MARCH 1998                        $     29.35                 $   24.85                           $    0.113
                                  -----------               -----------                          -----------
DECEMBER 1997                     $     23.63                 $   18.38                           $    0.094
                                  -----------               -----------                          -----------
SEPTEMBER 1997                    $     22.28                 $   16.95                           $    0.094
                                  -----------               -----------                          -----------
FISCAL 1997
-----------
JUNE 1997                         $     16.95                 $   13.65                           $    0.090
                                  -----------               -----------                          -----------
MARCH 1997                        $     16.20                 $   12.53                           $    0.090
                                  -----------               -----------                          -----------
DECEMBER 1996                     $     13.20                 $   10.95                           $    0.075
                                  -----------               -----------                          -----------
SEPTEMBER 1996                    $      9.81                 $   10.95                           $    0.075
                                  -----------               -----------                          -----------


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At December 31, 1998, the Group's allowance for loan losses amounted to $9.69 million or 1.72% of total loans versus $7.13 million or 1.26% a year earlier. The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net charge-offs for the second quarter of fiscal 1999, totaled $3.1 million or 2.25% of average loans, compared to $2.0 million or 1.26%, respectively, in the same period of fiscal 1998. For the first six months of fiscal 1999, net charge-offs amounted to $5.72 million of 2.02% of average loans versus to $3.3 million or 1.17% of average loans in fiscal 1998. The higher level of credit losses experienced during the second quarter and first six months of fiscal 1999 was primarily associated to a rise in consumer loans and financing leases net charge-offs, see Provision for Loan Losses under Results of Operations. Table 10 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

As shown on Table 11, at December 31, 1998, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end of the second quarter of fiscal 1999, the Group's non-performing assets totaled $23.0 million or 1.58% of total assets versus $24.9 million or 2.07% of total assets a year earlier, 8% lower. The reduction was principally due to a decline in non-performing loans and repossessed vehicles. The decrease in non-performing loans was mainly on consumer and finance leases as the Group continues to improve the quality of these portfolios through stricter credit standards. Therefore, the level or charge-offs in these portfolios should stabilize during the rest of fiscal 1999.

At December 31, 1998, the allowance for loan losses to non-performing loans coverage ratio improved to 44.48% from 31.02% a year ago; excluding the lesser risk real estate loans, the ratio substantially improved to 96.09% from 51.11% for the respective periods. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on non-accrual basis when they become 90 days or more past due, unless they are well secured by real estate collateral. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due. At the date of our analysis, the Group's non-performing commercial business loans consisted of 14 loans amounting to $838,000 or $59,850 average per loan. Of the total balance, $696,000 or 9 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due. At the date of our analysis, the Group's nonperforming auto and equipment leases portfolio consisted of 385 units and 348 units, respectively, amounting to $5.88 million or $15,260 average per lease and $2.71 million or $7,795 average per lease, respectively. The underlying collateral particularly secures these loans.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due. The Group's non-performing consumer loans consisted of 74 loans amounting to $660,000 or $8,920 average per loan.

- FORECLOSED REAL ESTATE - is initially recorded at the lower of the related loan balance of fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Therefore, no material losses are expected on the final disposition. Management is actively seeking prospective buyers for these foreclosed real estate properties.

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At December 31, 1998, the inventory of repossessed automobiles and equipment consisted of 39 units and 24 units, respectively, amounting to $613,000 or $15,720 average per unit and $270,000 or $11,250 average per unit, respectively.

                            ORIENTAL FINANCIAL GROUP

                            SELECTED FINANCIAL DATA

                                 (IN THOUSANDS)

                                                            QUARTER ENDED                            SIX MONTHS PERIOD ENDED
                                                             DECEMBER 31,                                  DECEMBER 31,
                                                    -------------------------------             -------------------------------
                                                       1998                  1997                  1998                  1997
                                                    ---------             ---------             ---------             ---------

TABLE 10 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
-------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                   $   5,683             $   5,454             $   5,658             $   5,408
                                                    ---------             ---------             ---------             ---------
PROVISION FOR LOAN LOSSES                               7,150                 3,700                 9,750                 5,000
                                                    ---------             ---------             ---------             ---------
CHARGE-OFFS                                            (3,752)               (2,366)               (6,780)               (4,019)
RECOVERIES                                                612                   343                 1,065                   742
                                                    ---------             ---------             ---------             ---------
NET CHARGE OFF'S                                       (3,140)               (2,023)               (5,715)               (3,277)
                                                    ---------             ---------             ---------             ---------
ENDING BALANCE                                      $   9,693             $   7,131             $   9,693             $   7,131
                                                    ---------             ---------             ---------             ---------
CHARGE-OFFS:
------------
 REAL ESTATE                                             --                     (50)                   (2)                 (111)
 CONSUMER                                           $  (1,596)            $  (1,168)            $  (3,183)            $  (1,748)
 LEASING                                               (2,007)               (1,090)               (3,311)               (2,073)
 COMMERCIAL AND OTHERS                                   (149)                  (58)                 (284)                  (87)
                                                    ---------             ---------             ---------             ---------
                                                       (3,752)               (2,366)               (6,780)               (4,019)
                                                    ---------             ---------             ---------             ---------
RECOVERIES:
-----------
 REAL ESTATE                                             --                    --                      16                  --
 CONSUMER                                                 365                    62                   484                   138
 LEASING                                                  218                   281                   501                   603
 COMMERCIAL AND OTHERS                                     29                  --                      64                     1
                                                    ---------             ---------             ---------             ---------
                                                          612                   343                 1,065                   742
                                                    ---------             ---------             ---------             ---------
NET CHARGE-OFFS:
----------------
 REAL ESTATE                                             --                     (50)                   14                  (111)
 CONSUMER                                              (1,231)               (1,106)               (2,699)               (1,610)
 LEASING                                               (1,789)                 (809)               (2,810)               (1,470)
 COMMERCIAL AND OTHERS                                   (120)                  (58)                 (220)                  (86)
                                                    ---------             ---------             ---------             ---------
                                                    $  (3,140)            $  (2,023)            $  (5,715)            $  (3,277)
                                                    ---------             ---------             ---------             ---------
LOANS:
------
 OUTSTANDING AT DECEMBER 31,                        $ 564,788             $ 566,126             $ 564,788             $ 566,126
                                                    ---------             ---------             ---------             ---------
 AVERAGE                                            $ 558,624             $ 568,393             $ 566,330             $ 561,555
                                                    ---------             ---------             ---------             ---------
RATIOS:
-------
 RECOVERIES TO CHARGE-OFF'S                              16.3%                 14.5%                 15.7%                 18.5%
                                                    ---------             ---------             ---------             ---------
 NET CHARGE-OFFS TO AVERAGE LOANS                        2.25%                 1.42%                 2.02%                 1.17%
                                                    ---------             ---------             ---------             ---------
 ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS                1.72%                 1.26%                 1.72%                 1.26%
                                                    ---------             ---------             ---------             ---------

TABLE 11 - NON-PERFORMING ASSETS ( AT DECEMBER 31, )
----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS:                                                                   %                                    %
----------------------                                                                 -----                                ------
 -REAL ESTATE LOANS                                              $11,707                53.7%         $ 9,035                39.3%
 -CONSUMER LOANS                                                     660                 3.0%           2,080                 9.0%
 -COMMERCIAL LOANS                                                   839                 3.8%             989                 4.3%
 -FINANCING LEASES                                                 8,588                39.5%          10,883                47.4%
                                                                 -------               ------         -------               ------
NON-PERFORMING LOANS                                              21,794               100.0%          22,987               100.0%
                                                                 -------               ------         -------               ------

NON-PERFORMING LOANS                                              21,794                94.8%          22,987                92.4%
FORECLOSED REAL ESTATE                                               316                 1.4%             567                 2.3%
REPOSSESSED VEHICLES                                                 613                 2.7%           1,158                 4.7%
REPOSSESSED  EQUIPMENT                                               270                 1.2%             169                 0.7%
                                                                 -------               ------         -------               ------
                                                                 $22,993               100.0%         $24,881               100.0%
                                                                 -------               ------         -------               ------
RATIOS:
-------
NON-PERFORMING LOANS TO TOTAL LOANS                                3.86%                                4.06%
                                                                 -------                               ------
ALLOWANCE TO NON-PERFORMING LOANS                                 44.48%                               31.02%
                                                                 -------                               ------
ALLOWANCE TO NON-PERFORMING LOANS (EXCLUDING MORTGAGE)            96.09%                               51.11%
                                                                 -------                               ------
NON-PERFORMING ASSETS TO TOTAL ASSETS                              1.58%                                2.07%
                                                                 -------                               ------
NON-PERFORMING ASSETS TO TOTAL CAPITAL                            20.76%                               24.56%
                                                                 -------                               ------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's Interest rate risk and asset/liability management are the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is comprised of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate risk. ALCO is also involved in the formulating economic projections and a strategy used by the Group in its planning and budgeting process; and oversees the Group's sources, uses and pricing of funds.

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

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. If (1) the weighted average rates in effect at December 31, 1998 remained constant, or increased or decreased on an instantaneous and sustained change of plus or minus 200 basic points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increased or decrease accordingly; NII will fluctuate as shown on the table below:

                              (IN THOUSANDS)
--------------------------------------------------------------------------------
       CHANGE IN               EXPECTED              AMOUNT           PERCENT
     INTEREST RATE               NII(1)              CHANGE           CHANGE
-----------------------    -----------------    ---------------    -------------
     BASE SCENARIO                  $46,839            $    --               --
  + 200 Basis points                 41,991             (4,848)          -10.35%
  - 200 Basis points                 51,172            $ 4,333             9.25%

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

At the end of the second quarter of fiscal 1999, the Group's liquidity was deemed appropriate. It included $48.5 million available from unused lines of credit with other financial institutions and $42.3 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

YEAR 2000 READINESS DISCLOSURE

As discussed on page 28 in the Group's Fiscal 1998 Annual Report on Form 10-K, the Group initiated a firm-wide program (the "Year 2000 Program") to prepare its computer programs, applications and infrastructure for properly processing dates after December 31, 1999. The Group's Year 2000 Program is proceeding on schedule and it is the Group's expectation that it will have its firm-wide Year 2000 solution in place by June 30, 1999, in accordance with regulatory guidelines.

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

A-FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B-REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1998.

C-EXHIBITS

No exhibits were filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

Date:   February 12, 1999                   By: /s/ Jose E. Fernandez
        -----------------                       ---------------------
                                                Jose E. Fernandez
                                                Chairman of the Board,
                                                President, and CEO


Date:   February 12, 1999                   By: /s/ Rafael Valladares
        -----------------                       ---------------------
                                                Rafael Valladares, CPA
                                                Senior Vice President and
                                                Controller