Form 10-Q
period 1999-03-31
ORIENTAL FINANCIAL GROUP INC
filed 1999-05-17
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1999


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


                         COMMON STOCK ($1.00 PAR VALUE)


               13,624,834 SHARES OUTSTANDING AS OF MARCH 31, 1999


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
                                      ----   ----

                                TABLE OF CONTENTS

                                                                                                     PAGE

----------------------------------------------------------------------------------------------------------------------------

PART - 1
----------------------------------------------------------------------------------------------------------------------------
Item - 1           FINANCIAL STATEMENTS

                      Consolidated statements of Financial condition at March 31,
                      1999 (unaudited) and June 30, 1998.                                                 1

                      Unaudited consolidated statements of income for the quarter
                      and nine months period ended March 31, 1999 and 1998.                               2

                      Unaudited consolidated statements of stockholders' equity and comprehensive income for the nine months period ended
                      March 31, 1999 and 1998.                                                            3

                      Unaudited consolidated statements of cash flows for the
                      nine months period ended March 31, 1999 and 1998.                                   4

                      Notes to unaudited consolidated financial statements                                5-8


Item - 2           Management's discussion and analysis of financial condition
                   and results of operations                                                              9-23


PART - 2
----------------------------------------------------------------------------------------------------------------------------

Item - 1           Legal Proceedings                                                                      23
Item - 2           Change in securities - None                                                            23
Item - 3           Defaults upon senior securities - None                                                 23
Item - 4           Submissions of Matters to a Vote of Security Holders - None                            23
Item - 5           Other Information                                                                      23
Item - 6           Exhibits, Financial Statement Schedules, and Reports on Form 8-K
23

                   Signatures                                                                             23

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 (UNAUDITED) AND JUNE 30, 1998
(IN THOUSANDS)


ASSETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                     March 31, 1999             June 30, 1998
                                                                                --------------------------    -------------------
Cash and due from banks                                                          $                  9,816      $           8,831
                                                                                --------------------------    -------------------

INVESTMENTS AND SECURITIES:
     Money market investments                                                                       3,978                 10,658
     Trading securities, at fair value                                                             34,831                 42,440
     Investment securities available-for-sale, at fair value                                      732,131                481,360
     Investment securities held-to-maturity, at cost, with a fair value of
         $113,218 at March 31, 1999 and $164,404 at June 30, 1998                                 111,533                162,151
     Federal Home Loan Bank (FHLB)  stock, at cost                                                 13,257                 10,043
                                                                                --------------------------    -------------------
         TOTAL INVESTMENTS AND SECURITIES                                                         895,730                706,652
                                                                                --------------------------    -------------------

LOANS:
     Loans held-for-sale, at lower of cost or market                                               47,872                 36,359
     Loans receivable, net                                                                        521,976                509,061
                                                                                --------------------------    -------------------
        TOTAL LOANS, NET                                                                          569,848                545,420
                                                                                --------------------------    -------------------

Accrued interest receivable                                                                        16,554                 14,926
Foreclosed real estate, net                                                                           316                    413
Premises and equipment, net                                                                        21,322                 19,555
Other assets, net                                                                                  18,870                 15,591
                                                                                --------------------------    -------------------

TOTAL ASSETS                                                                     $              1,532,456      $       1,311,388
                                                                                --------------------------    -------------------
                                                                                --------------------------    -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
     Savings and demand                                                          $                146,087      $         112,533
     Time and IRA accounts                                                                        487,632                455,061
     Accrued interest                                                                               5,291                  3,837
                                                                                --------------------------    -------------------
        TOTAL DEPOSITS                                                                            639,010                571,431
                                                                                --------------------------    -------------------

BORROWINGS:
     Securities sold under agreements to repurchase                                               581,520                416,171
     Advances and borrowings from Federal Home Loan Bank                                           61,600                 74,800
     Term notes and other short-term borrowings                                                   106,500                114,588
                                                                                --------------------------    -------------------
        TOTAL BORROWINGS                                                                          749,620                605,559
                                                                                --------------------------    -------------------

Accrued expenses and other liabilities                                                             38,849                 27,368
                                                                                --------------------------    -------------------

     TOTAL LIABILITIES                                                                          1,427,479              1,204,358
                                                                                --------------------------    -------------------

COMMITMENTS AND CONTINGENCIES                                                                           -                      -
                                                                                --------------------------    -------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; 5,000,000 shares authorized; none issued
     Common stock, $1 par value; 20,000,000 shares authorized; 13,624,834
        and 10,149,358 shares issued and outstanding, respectively                                 13,625                 10,149
     Additional paid-in capital                                                                    24,170                 27,261
     Legal surplus                                                                                  8,630                  5,908
     Retained earnings                                                                             74,640                 63,756
     Treasury stock, at cost, 555,486 and 221,500 shares, respectively                            (13,710)                (6,199)
     Accumulated other comprehensive income, net of taxes                                          (2,378)                 6,155
                                                                                --------------------------    -------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                104,977                107,030
                                                                                --------------------------    -------------------

Total liabilities and stockholders'  equity                                      $              1,532,456      $       1,311,388
                                                                                --------------------------    -------------------
                                                                                --------------------------    -------------------


The accompanying notes are an integral part of these consolidated financial statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND NINE MONTHS PERIOD ENDED ON MARCH 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                                         QUARTER ENDED
                                                                                           MARCH 31,
                                                                          ----------------------------------------
                                                                                1999                  1998
                                                                          ------------------    ------------------
INTEREST INCOME:
     Loans                                                                 $         15,853      $         15,432
     Mortgage-backed securities and collateralized mortgage obligations              10,451                 6,107
     Investment securities                                                            2,881                 4,277
     Money market investments and FHLB stock                                            329                   263
                                                                          ------------------    ------------------
        TOTAL INTEREST INCOME                                                        29,514                26,079
                                                                          ------------------    ------------------

INTEREST EXPENSE:
     Deposits                                                                         7,091                 6,425
     Securities sold under agreements to repurchase                                   6,793                 5,192
     Other borrowed funds and interest rate risk management                           2,433                 3,182
                                                                          ------------------    ------------------
        TOTAL INTEREST EXPENSE                                                       16,317                14,799
                                                                          ------------------    ------------------

        NET INTEREST INCOME                                                          13,197                11,280
                                                                          ------------------    ------------------

Provision for loan losses                                                             3,200                 1,900
                                                                          ------------------    ------------------

        NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES                          9,997                 9,380
                                                                          ------------------    ------------------

NON-INTEREST INCOME:
     Trust, money management and brokerage fees                                       2,440                 2,021
     Mortgage banking activities                                                        726                   985
     Bank service charges and fees and other operating income                           842                 1,088
     Gain on sale of investment securities                                            2,017                   210
     Trading net activity                                                               (68)                  139
     Servicing income                                                                     -                     -
     Gain on sale of servicing assets                                                     -                     -
                                                                          ------------------    ------------------
        TOTAL NON-INTEREST INCOME                                                     5,957                 4,443
                                                                          ------------------    ------------------

NON-INTEREST EXPENSES:
     Compensation and benefits                                                        3,776                 3,629
     Occupancy and equipment                                                          1,245                 1,167
     Professional and service fees                                                      581                   290
     Advertising and business promotion                                                 846                   695
     Insurance, including deposits insurance                                            120                   238
     Communications                                                                     349                   326
     Municipal and other general taxes                                                  427                   405
     Printing, postage, stationery and supplies                                         204                   161
     Other                                                                              713                   649
                                                                          ------------------    ------------------
        TOTAL NON-INTEREST EXPENSE                                                    8,261                 7,560
                                                                          ------------------    ------------------

        INCOME BEFORE INCOME TAXES                                                    7,693                 6,263

Provision for income taxes                                                            1,070                   825
                                                                          ------------------    ------------------

        NET INCOME                                                         $          6,623      $          5,438
                                                                          -------------------   -----------------
                                                                          -------------------   -----------------

INCOME PER COMMON SHARE:
     Basic                                                                 $           0.51      $           0.41
                                                                          ------------------    ------------------
     Diluted                                                               $           0.50      $           0.40
                                                                          ------------------    ------------------

     Average shares outstanding                                                      13,034                13,282
     Average shares equivalents                                                         325                   443
                                                                          ------------------    ------------------
                                                                                     13,359                13,725
                                                                          ------------------    ------------------




                                                                                  NINE MONTHS PERIOD ENDED
                                                                                          MARCH 31,
                                                                          ---------------------------------------
                                                                                 1999                  1998
                                                                          -------------------   -----------------
INTEREST INCOME:
     Loans                                                                 $          46,648     $        44,968
     Mortgage-backed securities and collateralized mortgage obligations               25,781              17,142
     Investment securities                                                            10,992              11,381
     Money market investments and FHLB stock                                             965                 919
                                                                          -------------------   -----------------
        TOTAL INTEREST INCOME                                                         84,386              74,410
                                                                          -------------------   -----------------

INTEREST EXPENSE:
     Deposits                                                                         21,632              19,177
     Securities sold under agreements to repurchase                                   19,036              13,747
     Other borrowed funds and interest rate risk management                            7,637               9,829
                                                                          -------------------   -----------------
        TOTAL INTEREST EXPENSE                                                        48,305              42,753
                                                                          -------------------   -----------------

        NET INTEREST INCOME                                                           36,081              31,657
                                                                          -------------------   -----------------

Provision for loan losses                                                             12,950               6,900
                                                                          -------------------   -----------------

        NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES                          23,131              24,757
                                                                          -------------------   -----------------

NON-INTEREST INCOME:
     Trust, money management and brokerage fees                                        7,035               6,034
     Mortgage banking activities                                                       2,759               2,584
     Bank service charges and fees and other operating income                          2,725               3,454
     Gain on sale of investment securities                                            10,464                 586
     Trading net activity                                                                  1                 307
     Servicing income                                                                      -                 690
     Gain on sale of servicing assets                                                      -               2,707
                                                                          -------------------   -----------------
        TOTAL NON-INTEREST INCOME                                                     22,984              16,362
                                                                          -------------------   -----------------

NON-INTEREST EXPENSES:
     Compensation and benefits                                                        11,049              11,260
     Occupancy and equipment                                                           3,671               3,441
     Professional and service fees                                                     1,576                 943
     Advertising and business promotion                                                2,108               1,830
     Insurance, including deposits insurance                                             313                 625
     Communications                                                                    1,123               1,031
     Municipal and other general taxes                                                 1,284               1,226
     Printing, postage, stationery and supplies                                          562                 493
     Other                                                                             2,175               2,029
                                                                          -------------------   -----------------
        TOTAL NON-INTEREST EXPENSE                                                    23,861              22,878
                                                                          -------------------   -----------------

        INCOME BEFORE INCOME TAXES                                                    22,254              18,241

Provision for income taxes                                                             3,205               2,650
                                                                          -------------------   -----------------

        NET INCOME                                                         $          19,049     $        15,591
                                                                          -------------------   -----------------
                                                                          -------------------   -----------------

INCOME PER COMMON SHARE:
     Basic                                                                 $            1.46     $          1.18
                                                                          -------------------   -----------------
     Diluted                                                               $            1.42     $          1.14
                                                                          -------------------   -----------------

     Average shares outstanding                                                       13,095              13,249
     Average shares equivalents                                                          373                 448
                                                                          -------------------   -----------------
                                                                                      13,468              13,697
                                                                          -------------------   -----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED
 FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS PERIOD ENDED ON MARCH 31, 1999 AND 1998
(IN THOUSANDS)

                                                                                        1999          1998
                                                                                  ---------------  ------------
 CHANGES IN STOCKHOLDERS' EQUITY:
---------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of period                                                     $ 10,149       $ 7,990
     Stock split                                                                           3,385         1,912
     Stock options exercised                                                                  91           102
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                         13,625        10,004
                                                                                  ---------------  ------------
ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                                       27,261        28,631
     Stock split                                                                          (3,385)       (1,912)
     Stock options exercised                                                                 294           407
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                         24,170        27,126
                                                                                  ---------------  ------------
LEGAL SURPLUS:
     Balance at beginning of period                                                        5,908         4,002
     Transfer from retained earnings                                                       2,722         1,382
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                          8,630         5,384
                                                                                  ---------------  ------------
RETAINED EARNINGS:
     Balance at beginning of period                                                       63,756        49,694
     Net income                                                                           19,049        15,591
     Dividends declared and cash paid on fractional shares                                (5,443)       (3,956)
     Transfer to legal surplus                                                            (2,722)       (1,382)
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                         74,640        59,947
                                                                                  ---------------  ------------
TREASURY STOCK:
     Balance at beginning of period                                                       (6,199)            -
     Treasury stock purchased                                                             (7,511)       (1,836)
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                        (13,710)       (3,227)
                                                                                  ---------------  ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES:
     Balance at beginning of period                                                        6,155           913
     Net change in fair value of securities available-for-sale, net of taxes              (8,533)        1,319
                                                                                  ---------------  ------------
         BALANCE AT END OF PERIOD                                                         (2,378)        4,733
                                                                                  ---------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                                             $ 104,977     $ 103,967
                                                                                  ---------------  ------------
                                                                                  ---------------  ------------
 COMPREHENSIVE INCOME:
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $ 19,049      $ 15,591
                                                                                  ---------------  ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized net gains on securities arising during the period                          1,931         1,905
     Less: reclass adjustment for gains and losses included in net income                (10,464)         (586)
                                                                                  ---------------  ------------
         NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES          (8,533)        1,319
                                                                                  ---------------  ------------
COMPREHENSIVE INCOME                                                                    $ 10,516      $ 16,910
                                                                                  ---------------  ------------
                                                                                  ---------------  ------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED ON MARCH 31, 1999 AND 1998
(IN THOUSANDS)

                                                                                                       1999          1998
                                                                                                 --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                       $  19,049      $ 15,591
                                                                                                 --------------- -------------
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Amortization of deferred loan origination fees and costs                                        (3,994)       (2,764)
         Amortization of premiums and accretion of discounts on investment securities                     1,602           761
         Depreciation and amortization of premises and equipment                                          2,087         1,815
         Provision for loan losses                                                                       12,950         6,900
         Gain on sale of investment securities available-for-sale                                       (10,464)         (586)
         Gain on sale of servicing assets                                                                     -        (2,707)
         Gain on sale of loans held-for-sale                                                               (471)       (1,005)
         Decrease in trading securities                                                                   7,609         1,095
         Increase in accrued interest receivable                                                         (1,628)       (2,394)
         Increase in other assets                                                                        (3,182)       (2,652)
         Increase in accrued expenses and other liabilities                                              12,232         1,128
                                                                                                 --------------- -------------
             TOTAL ADJUSTMENTS                                                                           16,741          (409)
                                                                                                 --------------- -------------
             NET CASH PROVIDED BY  (USED IN) OPERATING ACTIVITIES                                        35,790        15,182
                                                                                                 --------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities available-for-sale                                             (475,246)     (181,806)
     Sales of  investment securities available-for-sale                                                 242,121        31,103
     Maturities of  investment securities available-for-sale                                             21,670        23,580
     Purchases of investment securities held-to-maturity                                                      -          (914)
     Maturities and redemptions of  investment securities held-to-maturity                               50,406        12,175
     Increase in Federal Home Loan Bank of New York stock                                                (3,214)            -
     Proceeds from sale of loans held-for-sale                                                           90,586        32,504
     Proceeds from sale of servicing assets                                                                   -        11,855
     Net origination of loans                                                                          (164,111)     (136,110)
     Capital expenditures                                                                                (3,854)       (1,895)
                                                                                                 --------------- -------------
             NET CASH USED IN INVESTING ACTIVITIES                                                     (241,642)     (209,508)
                                                                                                 --------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in:
         Deposits                                                                                        67,579        53,941
         Securities sold under agreements to repurchase                                                 165,349       132,842
         Advances and borrowings from FHLB                                                              (13,200)      (10,800)
     Repayments of term notes and other short-term borrowings                                            (8,088)         (367)
     Proceeds from exercise of stock options                                                                385           509
     Treasury stock acquired                                                                             (7,511)       (1,391)
     Dividends and cash paid on fractional shares                                                        (4,357)       (3,702)
                                                                                                 --------------- -------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  200,157       171,032
                                                                                                 --------------- -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (5,695)      (23,294)
Cash and cash equivalents at beginning of period                                                         19,489        41,036
                                                                                                 --------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $  13,794      $ 17,742
                                                                                                 --------------- -------------
                                                                                                 --------------- -------------
CASH AND CASH EQUIVALENTS INCLUDE:
     Cash and due from banks                                                                          $   9,816      $ 13,194
     Money market investments                                                                             3,978         4,548
                                                                                                 --------------- -------------
                                                                                                      $  13,794      $ 17,742
                                                                                                 --------------- -------------
SUPPLEMENTAL DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
     Interest paid                                                                                    $  88,050      $ 40,600
                                                                                                 --------------- -------------
     Income taxes                                                                                         3,946         1,516
                                                                                                 --------------- -------------
     Real estate loans securitized into mortgage-backed securities                                    $  40,700      $ 76,100
                                                                                                 --------------- -------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED                   ORIENTAL FINANCIAL GROUP INC.
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

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

The Group is a bank holding company that provides a wide variety of financial services through its subsidiaries. Oriental Bank and Trust, the Group's bank subsidiary, is a full-service commercial bank with a delivery system of 19 branches located throughout Puerto Rico. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, consumer and commercial lending, auto and equipment lease financing, financial planning, money management and investment brokerage services, corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1998 contained in Oriental's 1998 Annual Report. Certain reclassifications have been made to the March 31, 1998 and June 30, 1998 consolidated financial statements to conform to the presentation of the current period consolidated financial statements.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at March 31, 1999 and June 30, 1998, and the results of operations and cash flows for the quarter and nine months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

NOTE  2 - INVESTMENT AND  SECURITIES:

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

MONEY MARKET INVESTMENTS:

At March 31, 1999 and June 30, 1998, the Group's money market investments were comprised of:

                                                                                    ( IN THOUSANDS)
                                                                        -----------------------------------------
                                                                            MARCH 31,              JUNE 30,
                                                                        ------------------    -------------------
Securities purchased under agreements to resell                                   $     -                $ 5,000
Time deposits with other banks                                                          -                  2,000
Money market accounts and other short-term investments                              3,978                  3,658
                                                                        ------------------    -------------------
                                                                                   $3,978                $10,658
                                                                        ------------------    -------------------

TRADING SECURITIES:

A summary of trading securities owned by the Group at March 31, 1999 and June 30, 1998, is as follows:

                                                                                    ( IN THOUSANDS)
                                                                        -----------------------------------------
                                                                            MARCH 31,              JUNE 30,
                                                                        ------------------    -------------------
US Treasury securities                                                            $ 3,600                $ 3,574
Mortgage-backed securities                                                         28,629                 35,903
Pass-through certificates                                                           2,602                  2,963
                                                                        ------------------    -------------------
                                                                                  $34,831                $42,440
                                                                        ------------------    -------------------


The Group's trading portfolio weighted average yield at the dates above was 6.65% and 7.40%, respectively.

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at March 31, 1999 and June 30, 1998, were as follows:

                                                                       MARCH 31, 1999 ( IN THOUSANDS)
                                             -----------------------------------------------------------------------------------
                                                                     GROSS             GROSS                          AVERAGE
                                               AMORTIZED          UNREALIZED         UNREALIZED          FAIR        WEIGHTED
                                                 COST                GAINS              LOSS            VALUE          YIELD
                                             -----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 US Treasury securities                             $ 76,327           $   523           $ 1,184         $ 75,666         5.14%
 US Government agencies securities                    80,875               638                23           81,490         6.84%
 PR Government securities                             21,705               468                16           22,157         7.93%
 Mortgage-backed securities                          432,432             1,694             3,489          430,637         6.74%
 Collateralized mortgage obligations                 122,956                99               874          122,181         6.53%
                                             ----------------    --------------     -------------    -------------  ------------
                                                    $734,295             3,422             5,586         $732,131         6.58%
                                             ----------------    --------------     -------------    -------------  ------------

HELD-TO-MATURITY
 PR Government securities                              3,566                 4                35            3,535         7.40%
 Mortgage-backed securities                          107,967             2,011               295          109,683         6.67%
                                             ----------------    --------------     -------------    -------------  ------------
                                                     111,533             2,015               330          113,218         6.69%
                                             ----------------    --------------     -------------    -------------  ------------

FHLB stock                                            13,257                 -                 -           13,257         6.75%
                                             ----------------    --------------     -------------    -------------  ------------

                                                    $859,085           $ 5,437           $ 5,916         $858,606         6.60%
                                             ----------------    --------------     -------------    -------------  ------------
                                             ----------------    --------------     -------------    -------------  ------------
                                                                        JUNE 30, 1998 ( IN THOUSANDS)
                                             -----------------------------------------------------------------------------------
                                                                     GROSS             GROSS                          AVERAGE
                                               AMORTIZED          UNREALIZED         UNREALIZED          FAIR        WEIGHTED
                                                 COST                GAINS              LOSS            VALUE          YIELD
                                             -----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 US Treasury securities                             $158,606           $ 4,753               152         $163,207         6.08%
 US Government agencies securities                    85,619             1,393                 -           87,012         6.89%
 PR Government securities                             26,074                 1               194           25,881         8.72%
 Mortgage-backed securities                          202,855             2,446                41          205,260         6.86%
                                             ----------------    --------------     -------------    -------------  ------------
                                                     473,154             8,593               387          481,360         6.71%
                                             ----------------    --------------     -------------    -------------  ------------

HELD-TO-MATURITY
  PR Government securities                             3,575                 1                 -            3,576         7.40%
  Mortgage-backed securities                         158,576             2,695               443          160,828         6.89%
                                             ----------------    --------------     -------------    -------------  ------------
                                                     162,151             2,696               443          164,404         6.90%
                                             ----------------    --------------     -------------    -------------  ------------

FHLB stock                                            10,043                 -                 -           10,043         7.15%
                                             ----------------    --------------     -------------    -------------  ------------

                                                    $645,348           $11,289           $   830         $655,807         6.72%
                                             ----------------    --------------     -------------    -------------  ------------
                                             ----------------    --------------     -------------    -------------  ------------

The amortized cost and estimated fair value of the Group's investment securities at March 31, 1999, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            AVAILABLE-FOR-SALE               HELD-TO-MATURITY                      TOTAL
                                      -----------------------------    -----------------------------    --------------------------
                                       AMORTIZED          FAIR          AMORTIZED         FAIR           AMORTIZED       FAIR
                                          COST           VALUE             COST           VALUE            COST          VALUE
                                      -------------   -------------    -------------  --------------    ------------- ------------
Due within one year                       $  2,066        $  2,050         $      -        $      -        $  2,066      $  2,050
After one year to five years                25,350          25,724            1,052           1,058          26,402        26,782
After five years to ten years              132,081         131,659            8,733           8,849         140,814       140,508
Due after ten years                        574,798         572,698          101,748         103,311         676,546       676,009
FHLB stock                                       -               -                -               -          13,257        13,257
                                      -------------   -------------    -------------  --------------    ------------  ------------
                                          $734,295        $732,131         $111,533        $113,218        $859,085      $858,606
                                      -------------   -------------    -------------  --------------    ------------  ------------

Securities in the due after ten years category, include an AAA-rated mortgage-backed Puerto Rico municipal bond with a fair value of $19,986,000 which commenced paying down principal on August 1, 1994, and is expected to be fully collected within the next two fiscal years. This category also includes $60,641,000 of the short-end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during the first nine months of fiscals 1999 and 1998 were $242,121,000 and $31,103,000, respectively. Gross realized gains and losses on those sales during the first nine months of fiscal 1999 were $10,515,000 and $51,000, respectively. These were $878,000 and $292,000, respectively, in the same period of fiscal 1998.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

The Group's lending activity is with borrowers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and non-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at March 31,1999 and June 30, 1998 was as follows:

           ( IN THOUSANDS)                                                                 MARCH 31,          JUNE 30,
                                                                                       ----------------     -------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $264,486           $233,161
     Construction and non-residential real estate loans                                        6,926              7,916
     Home equity loans and personal loans collateralized by real estate                       16,087             16,457
                                                                                       ----------------     -------------
                                                                                             287,499            257,534
     Less: net deferred loan fees and servicing rights sold                                  (3,463)            (2,363)
                                                                                       ----------------     -------------
                                                                                             284,036            255,171
                                                                                       ----------------     -------------
OTHER LOANS:
     Commercial  and auto loans                                                               12,473             16,768
     Personal consumer loans and credit lines                                                117,492            102,572
     Financing leases, net of unearned interest                                              117,583            140,208
                                                                                       ----------------     -------------
                                                                                             247,548            259,548
                                                                                       ----------------     -------------

LOANS RECEIVABLE                                                                             531,584            514,719
Allowance for loan losses                                                                    (9,608)            (5,658)
                                                                                       ----------------     -------------
LOANS RECEIVABLE, NET                                                                        521,976            509,061
Loans held-for-sale                                                                           47,872             36,359
                                                                                       ----------------     -------------
TOTAL LOANS, NET                                                                            $569,848           $545,420
                                                                                       ----------------     -------------
                                                                                       ----------------     -------------

At March 31, 1999 and June 30, 1998 residential mortgage loans held-for-sale amounted $47,872,000 and $36,359,000 respectively. All mortgage loans originated and sold during the first nine months of fiscal 1999 and 1998 were sold based on pre-established commitments or at market values. Net gains on those sales during the first nine months of fiscal years 1999 and 1998 were $471,200 and $1,005,000 respectively, and are included in the statement of income as part of mortgage banking activities.

Refer to Table 9 at page 20 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the third quarter and nine months ended March 31, 1999 and 1998.

NOTE 4 - INTEREST RATE RISK MANAGEMENT

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

The following table indicates the types of swaps and caps outstanding and their terms at March 31, 1999:


(DOLLARS N THOUSANDS):
INTEREST RATE SWAPS
  Notional amount                                                                          $205,000
  Weighted average pay rate - fixed                                                           5.71%
  Weighted average receive  rate - floating                                                   5.08%
  Maturity in months                                                                        2 to 29
  Floating rate in percent of Libor                                                      85 to 100%

 CAPS
  Notional amount                                                                          $120,000
  Cap rate                                                                               6.00-6.50%
  Current 90 day Libor                                                                        5.07%
  Maturity in months                                                                        1 to 18

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

The Group offers its customers certificates of deposit which yields are tied to the performance of one of the following stock market indexes, Standard & Poor's 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group utilizes interest rate swap/hedge agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase of the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At March 31, 1999, the notional amount of these agreements totaled $55,255,000.

NOTE 7- INCOME PER COMMON SHARE AND STOCK SPLIT

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental reported an increase of 25% in diluted earnings per share for the third quarter of fiscal 1999, as net income rose to $6.6 million or $.50 per share from $5.4 million or $.40 per share in the same period of fiscal 1998. The Group's profitability ratios for the third quarter of fiscal 1999 reflect annualized returns of 1.76% on assets (ROA) and 25.02% on stockholder's equity (ROE) versus 1.72% and 20.95%, respectively, in the comparable fiscal 1998 period.

For the first nine months of fiscal 1999, the Group's diluted earnings per share also climbed 25%, as net income reached $19.0 million or $1.42 per share compared with $15.6 million or $1.14 per share in the same period of fiscal 1998. The ROA and ROE for the first nine months of fiscal 1999 were 1.78% and 22.78%, respectively, up from 1.73% and 21.04%, respectively, in the same period of fiscal 1998. The Group's earnings growth was driven by increases in net interest income and non-interest income; partially offset by a rise in the provision for loan losses. A solid growth in interest-earning assets and strong performances by the Group's trust, brokerage and money management and treasury business units fueled the Group's operating income improvement.

At March 31, 1999, the Group's total financial assets owned or managed, which consists of Bank assets, assets managed by the trust and assets gathered by the broker-dealer, reached $3.7 billion, an increase of 16% when compared to the $3.2 billion a year ago. At March 31, 1999, Bank assets reached $1.532 billion from $1.262 billion a year ago, an increase of 21%. Assets managed by the trust grew 8% to $1.338 billion versus $1.243 billion a year ago, and assets gathered by the broker-dealer increased 21% to $831.7 million from $686 million the year before.

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

NET INTEREST INCOME

For the third quarter of fiscal 1999, the Group's net interest income grew 17% to $13.2 million from $11.3 million reported in the same period of fiscal 1998 and the interest rate spread remained flat at 3.53% versus the same period of fiscal 1998. For the first nine months of fiscal 1999, net interest income rose 14% to $36.1 million from $31.7 million in the same period a year ago and the interest rate spread narrowed 14 basis points to 3.43% from 3.57% in the same period of fiscal 1998. These rises in net interest income were propelled by the larger volume of interest-earning assets and a modest reduction in the Group's cost of funds. Tables 1 and 1-A analyzes the major categories of interest-earning assets and interest-bearing liabilities, and their respective interest income and expenses and yields and costs, and their impact on net interest income due to their changes in volume and rates.

The Group's interest income for the third quarter of fiscal of 1999 increased by 13% or $3.4 million to $29.5 million from $26.1 million posted in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, interest income totaled $84.4 million, up 13% from the $74.4 million posted in fiscal 1998. These growths in interest income were driven by larger average volume of interest-earning assets, partially offset by a decline in the yield performance of interest-earning assets.

Average interest-earning assets for the third quarter of fiscal 1999 reached $1.402 billion an increase of 19% compared with $1.179 billion for the same quarter of fiscal 1998. For the first nine months of fiscal 1999, average interest-earning assets grew 19% to $1.321 billion from $1.111 million a year ago. These volume increase were fueled by a solid growth on the Group's investment portfolios, mainly mortgage-backed securities as Oriental continues its strategy of securiticizing its larger mortgage loan production.

SELECTED FINANCIAL DATA
FOR THE QUARTER AND NINE MONTHS PERIOD ENDED ON MARCH, 31 1999 AND 1998 (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                             QUARTER ENDED                         NINE MONTHS PERIOD ENDED
                                                               MARCH 31,                                    MARCH 31,
                                                 ---------------------------------------    -------------------------------------
                                                                                  Inc. /                                    INC./
                                                      1999           1998         (dec.)         1999           1998        (dec.)
                                                 -------------  -------------    -------    --------------   -----------    -----
EARNINGS AND DIVIDENDS DECLARED:
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                      $ 29,514       $ 26,079        13%       $    84,386    $    74,410     13%
Interest expense                                       16,317         14,799        10%            48,305         42,753     13%
                                                 -------------  -------------    -------    --------------   ------------   -----
 NET INTEREST INCOME                                   13,197         11,280        17%            36,081         31,657     14%
Provision for loan losses                               3,200          1,900        68%            12,950          6,900     88%
Recurring non-interest income                           4,008          4,094        (2)%           12,519         12,072      4%
Non recurring non-interest income                       1,949            349       458%            10,465          4,290    144%
Recurring non-interest expenses                         8,261          7,478        10%            23,524         22,745      3%
Non recurring non-interest expenses                         -             82      (100)%              337            133    153%
Provision for income taxes                              1,070            825        30%             3,205          2,650     21%
                                                 -------------  -------------    -------    --------------   ------------   -----
 NET INCOME                                          $  6,623       $  5,438        22%       $    19,049    $    15,591     22%
                                                 -------------  -------------    -------    --------------   ------------   -----
                                                 -------------  -------------    -------    --------------   ------------   -----
Dividends declared                                   $  1,960       $  1,482        32%       $     5,443    $     3,956     38%
                                                 -------------  -------------    -------    --------------   ------------   -----
Dividends declared per share                         $  0.150       $  0.113        33%       $     0.413    $     0.300     38%
                                                 -------------  -------------    -------    --------------   ------------   -----
PER SHARE INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------

Basic                                                $   0.51       $   0.41        24%       $      1.46    $      1.18     24%
                                                 -------------  -------------    -------    --------------   ------------   -----
Diluted                                              $   0.50       $   0.40        25%       $      1.42    $      1.14     25%
                                                 -------------  -------------    -------    --------------   ------------   -----
Average shares and equivalents                         13,359         13,725        (3)%           13,468         13,697     (2)%
                                                 -------------  -------------    -------    --------------   ------------   -----
Book value                                                                                    $      7.70    $      7.80     (1)%
                                                                                            --------------   ------------   -----
Market price at end of period                                                                 $     27.94    $     27.85      0%
                                                                                            --------------   ------------   -----
PERIOD END BALANCES: ( MARCH 31, )
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS
 Total Bank assets                                                                            $ 1,532,500    $ 1,261,500     21%
 Trust assets managed                                                                           1,337,700      1,242,900      8%
 Assets gathered by broker-dealer                                                                 831,700        686,000     21%
                                                                                            --------------   ------------   -----
                                                                                              $ 3,701,900    $ 3,190,400     16%
                                                                                            --------------   ------------   -----
INTEREST-EARNING ASSETS
 Investments and securities                                                                   $   895,730    $   640,608     40%
 Loans and loans held-for-sale                                                                    569,848        557,733      2%
                                                                                            --------------   ------------   -----
                                                                                              $ 1,465,578    $ 1,198,341     22%
                                                                                            --------------   ------------   -----
INTEREST-BEARING LIABILITIES
 Deposits                                                                                     $   639,010    $   551,483     16%
 Repurchase agreements                                                                            581,520        380,757     53%
 Borrowings                                                                                       168,100        193,649    (13)%
                                                                                            --------------   ------------   -----
                                                                                              $ 1,388,630    $ 1,125,889     23%
                                                                                            --------------   ------------   -----
CAPITAL AND RELATED REGULATORY RATIOS:
 Stockholders' equity                                                                         $   104,977    $   103,967      1%
                                                                                            --------------   ------------   -----
 Leverage capital                                                                                   7.04%          7.82%    (10)%
                                                                                            --------------   ------------   -----
 Total risk-based capital                                                                          20.07%         19.79%      1%
                                                                                            --------------   ------------   -----
 Tier 1 risk-based capital                                                                         18.82%         18.54%      1%
                                                                                            --------------   ------------   -----
SELECTED FINANCIAL RATIOS (IN PERCENT):
---------------------------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                          1.76%          1.72%                        1.78%          1.73%
                                                 -------------  -------------               --------------   ------------
Return on average equity (ROE)                         25.02%         20.95%                       22.77%         21.04%
                                                 -------------  -------------               --------------   ------------
Efficiency ratio                                       48.02%         48.52%                       48.40%         50.99%
                                                 -------------  -------------               --------------   ------------
Expense ratio                                           1.21%          1.15%                        1.11%          1.20%
                                                 -------------  -------------               --------------   ------------
Interest rate spread                                    3.53%          3.53%                        3.43%          3.57%
                                                 -------------  -------------               --------------   ------------
OTHER INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------
Number of banking offices                                                                              19             18
                                                                                            --------------   ------------

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

                        (IN THOUSANDS)                                           THIRD QUARTER OF FISCAL,
--------------------------------------------------      -------------------------------------------------------------------------
                                                                INTEREST              AVERAGE RATE          AVERAGE BALANCE
                                                        ----------------------- -------------------- ----------------------------
                          DESCRIPTION                       1999        1998         1999      1998       1999           1998
--------------------------------------------------      -----------  ----------  ----------  ------- -------------  -------------
LOANS:
 Real Estate                                              $   7,692    $  6,861      10.14%    9.67%   $   303,330     $  283,705
 Consumer                                                     4,515       3,753      14.04%   13.74%       130,457        110,776
 Commercial                                                     173         257       9.67%   10.54%         7,168          9,754
 Financing Leases                                             3,472       4,560      12.38%   12.30%       112,194        148,257
                                                        ------------  --------- -----------  ------- --------------  ------------
                                                             15,852      15,431      11.51%   11.21%       553,149        552,492
                                                        ------------  --------- -----------  ------- --------------  ------------
INVESTMENTS:
 Mortgage-backed securities and CMO's                        10,451       6,107       6.48%    6.96%       644,902        350,909
 Investment Securities                                        2,881       4,277       6.32%    6.67%       182,459        256,598
 Other-interest earning assets                                  329         264       6.03%    5.57%        22,147         19,202
                                                        ------------  --------- -----------  ------- --------------  -------------
                                                             13,661      10,648       6.43%    6.80%       849,508        626,709
                                                        ------------  --------- -----------  ------- --------------  -------------
TOTAL INTEREST-EARNING ASSETS                             $  29,513    $ 26,079       8.44%    8.87%   $ 1,402,657     $1,179,201
                                                        ------------  --------- -----------  ------- --------------  -------------
DEPOSITS:
 Savings and demand                                       $     721    $    693       2.08%    2.66%   $   140,641     $  105,749
 Time deposits and IRA accounts                               6,370       5,731       5.33%    5.57%       484,564        417,641
                                                        ------------  --------- -----------  ------- --------------  -------------
                                                              7,091       6,424       4.60%    4.98%       625,205        523,390
                                                        ------------  --------- -----------  ------- --------------  -------------
BORROWINGS:
 Repurchase agreements                                        6,793       5,192       4.95%    5.40%       556,367        389,590
 FHLB funds                                                     825       1,385       5.65%    5.84%        59,203         96,155
 Term notes and other sources of funds                        1,248       1,516       4.75%    5.36%       106,500        114,723
 Interest rate risk management                                  361         282       0.20%    0.19%             -              -
                                                        ------------  --------- -----------  ------- --------------  -------------
                                                              9,227       8,375       5.18%    5.66%       722,070        600,468
                                                        ------------  --------- -----------  ------- --------------  -------------
TOTAL INTEREST-BEARING LIABILITIES                        $  16,318    $ 14,799       4.91%    5.34%   $ 1,347,275     $1,123,858
                                                        ------------  --------- -----------  ------- --------------  -------------
NET INTEREST INCOME                                       $  13,195    $ 11,280        3.53%    3.53%
                                                        ------------  --------- -----------  -------
                                                        ------------  --------- -----------  -------
INTEREST RATE MARGIN                                                                  3.72%    3.78%
                                                                                -----------  -------
                                                                                -----------  -------
EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                                    $    55,382     $   55,343
                                                                                                     --------------  -------------
                                                                                                     --------------  -------------
INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                            104.11%        104.92%
                                                                                                     --------------  -------------
----------------------------------------------------------------------------------------------------
                                                                                              BASIS
CHANGE IN NET INTEREST INCOME DUE TO:                     VOLUME       RATE         TOTAL     POINTS
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans (1) (2)                                            $    (26)    $   447     $   421     0.30%
 Investments                                                 3,921        (908)      3,013    (0.36)%
                                                        ------------  --------- -----------  -------
                                                          $  3,895     $  (461)    $ 3,434    (0.43)%
                                                        ------------  --------- -----------  -------
INTEREST EXPENSE:
 Deposits                                                 $  1,163     $  (496)    $   667    (0.38)%
 Borrowings                                                  1,555        (703)        852    (0.48)%
                                                        ------------  --------- -----------  -------
                                                             2,718      (1,199)      1,519    (0.43)%
                                                        ------------  --------- -----------  -------
NET INTEREST INCOME                                       $  1,177     $   738     $ 1,915     0.00%
                                                        ------------  --------- -----------  -------
                                                        ------------  --------- -----------  -------


(1) - Loans averages exclude non-performing loans.
(2) - Real-estate averages include loans held-for-sale.

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

                   (IN THOUSANDS)                                                 FIRST NINE MONTHS OF FISCAL,
---------------------------------------------------   ---------------------------------------------------------------------------
                                                                INTEREST            AVERAGE RATE            AVERAGE BALANCE
                                                      -------------------------  ------------------  ----------------------------
                    DESCRIPTION                            1999          1998      1999      1998          1999           1998
---------------------------------------------------   -------------  ----------  --------  --------  -------------- -------------
LOANS:
 Real Estate                                              $ 21,929     $20,089    10.03%     9.57%      $ 291,534      $ 280,001
 Consumer                                                   13,228      10,246    13.77%    13.65%        127,979        100,031
 Commercial                                                    705         818    10.85%    11.11%          8,670          9,824
 Financing Leases                                           10,786      13,815    12.09%    12.04%        118,945        153,001
                                                      -------------  ----------  --------  --------  ------------- --------------
                                                            46,648      44,968    11.36%    11.04%        547,128        542,857
                                                      -------------  ----------  --------  --------  ------------- --------------
Investments:
 Mortgage-backed securities and CMO's                       25,781      17,142     6.53%     7.08%        526,698        322,874
 Investment Securities                                      10,992      11,381     6.50%     6.73%        225,445        225,531
 Other-interest earning assets                                 965         920     5.83%     6.13%         22,049         19,979
                                                      -------------  ----------  --------  --------  ------------- --------------
                                                            37,738      29,443     6.50%     6.91%        774,192        568,384
                                                      -------------  ----------  --------  --------  ------------- --------------
TOTAL INTEREST-EARNING ASSETS                             $ 84,386     $74,411     8.51%     8.93%    $ 1,321,320    $ 1,111,241
                                                      -------------  ----------  --------  --------  ------------- --------------
DEPOSITS:
 Savings and demand                                        $ 2,166     $ 2,052     2.27%     2.63%    $   127,132    $   103,755
 Time and IRA accounts                                      19,466      17,125     5.43%     5.56%        477,465        410,585
                                                      -------------  ----------  --------  --------  ------------- --------------
                                                            21,632      19,177     4.77%     4.97%        604,597        514,340
                                                      -------------  ----------  --------  --------  ------------- --------------
BORROWINGS:
 Repurchase agreements                                      19,036      13,747     5.19%     5.44%        488,625        336,891
 FHLB funds                                                  2,698       4,235     5.73%     5.87%         62,756         96,148
 Term notes and other sources of funds                       4,115       4,611     4.99%     5.34%        109,754        115,114
 Interest rate risk management                                 824         982     0.17%     0.24%              -              -
                                                      -------------  ----------  --------  --------  ------------- --------------
                                                            26,673      23,575     5.37%     5.73%        661,135        548,153
                                                      -------------  ----------  --------  --------  ------------- --------------
TOTAL INTEREST-BEARING LIABILITIES                        $ 48,305     $42,752     5.08%     5.36%    $ 1,265,732    $ 1,062,493
                                                      -------------  ----------  --------  --------  ------------- --------------
NET INTEREST INCOME                                       $ 36,081     $31,659     3.43%     3.57%
                                                      -------------  ----------  --------  --------
                                                      -------------  ----------  --------  --------
INTEREST RATE MARGIN                                                               3.64%     3.80%
                                                                                 --------  --------
                                                                                 --------  --------
EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                                   $    55,588    $    48,748
                                                                                                     ------------- --------------
                                                                                                     ------------- --------------
INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                           104.39%        104.59%
                                                                                                     ------------- --------------
----------------------------------------------------------------------------------------------------
                                                                                             BASIS
CHANGE IN NET INTEREST INCOME DUE TO:                   VOLUME         RATE        TOTAL     POINTS
----------------------------------------------------------------------------------------------------
INTEREST INCOME: Loans (1) (2)                        $    516        $ 1,164      $ 1,680     0.32%
 Investments                                            10,912         (2,617)       8,295    -0.41%
                                                      ----------     ----------   ---------  -------
                                                      $ 11,428        $(1,453)     $ 9,975    -0.42%
                                                      ----------     ----------   ---------  -------

INTEREST EXPENSE:
 Deposits                                             $  3,249        $  (794)     $ 2,455    -0.20%
 Borrowings                                              4,345         (1,247)       3,098    -0.36%
                                                      ----------     ----------   ---------  -------
                                                         7,594         (2,041)       5,553    -0.28%
                                                      ----------     ----------   ---------  -------

Net Interest Income                                   $  3,834        $   588      $ 4,422    -0.14%
                                                      ----------     ----------   ---------  -------
                                                      ----------     ----------   ---------  -------


(1) - Loans averages exclude non-performing loans.
(2) - Real-estate averages include loans held-for-sale.

The average yield on interest-earning assets for the third quarter of fiscal 1999 was 8.43% or 43 basis points lower than the 8.86% attained in fiscal 1998. For the first nine months of fiscal 1999 was to 8.51% or 41 basis points lower than the 8.92% reported a year ago. Both declines result from the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest, coupled by a slight decline in the investment portfolio yield performance due to general market conditions.

Interest expense for the third quarter fiscal 1999 rose 10% or $1.5 million to $16.3 million from $14.8 million reported in fiscal 1998. For the first nine months of fiscal 1999, interest expense totaled $48.3 million, up 13% from $42.8 million posted in fiscal 1998. These increases were driven by a higher volume of interest-bearing liabilities used to fund the Group's interest-earning assets growth, as previously explained; tempered by a decline in the average cost of funds.

Average interest-bearing liabilities for the third quarter of fiscal 1999 reached $1.347 billion, up 20% from the $1.124 billion for the same quarter of fiscal 1998. For the first nine months of fiscal 1999, interest-bearing liabilities climbed 19% to $1.266 billion from $1.062 million a year ago. These increases in volume reflect strong growths in repurchase agreements and deposits, mainly time deposits and IRA accounts. These rises were necessary to fund the Group's total interest-earning asset growth.

The average cost of funds on interest-bearing liabilities for the third quarter of fiscal 1999 was 4.91% or 43 basis points lower than the 5.34% attained in fiscal 1998. For the first nine months of fiscal 1999, was 5.08% or 28 basis points lower than the 5.36% attained in fiscal 1998. Both decreases were principally related to a decline in the cost of repurchase agreements, time deposits and IRA accounts and term notes; enhanced by a reduction in the cost of interest-hedging activities (swaps and caps). A favorable lower interest rate scenario resulting from short-term interest rate cuts by the federal reserve triggered the overall reduction in cost of funds.

PROVISION FOR LOAN LOSSES

The Group's provision for loans losses for the third quarter of fiscal 1999 increased to $3.2 million from $1.9 million for the same period of fiscal 1998. For the first nine months of fiscal 1999, the provision for loan losses amounted to $13 million versus $6.9 million in the same period the year before. The main reason for the increase in the provision was management's goal of further boosting the Group's coverage ratio of reserve to total loans, which increased to 1.66% from 1.21% a year ago. Also to respond to the higher level of credit losses in the consumer and leasing portfolios due to a record level of personal bankruptcies experienced in Puerto Rico.
Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowance for loan losses, net charge-offs and credit quality statistics.

NON-INTEREST INCOME

Recurring non-interest income for the third quarter totaled $4.0 million, a 2% drop versus the $4.1 million in the same period of fiscal 1998. This slight decrease stems from declines in mortgage banking activities and bank service fees and other operating revenues, partially tempered by higher trust, brokerage and money management revenues, see Table 2. For the first nine months of fiscal 1999 rose $12.5 million, 4% higher than the $12.1 million in the same period of fiscal 1998. This improvement reflects increases in mortgage banking activities and trust, brokerage and money management revenues offset partially by lower bank service fees and other operating revenues.

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1999. For the third quarter and first nine months of fiscal 1999, this fees totaled $2.4 million and $7.0 million, respectively, versus the $2.0 million and $6.0 million recorded in the same period the year before, up 21% and 17%, respectively. These increases were possible to a larger volume of accounts and assets managed by the trust department and a significant growth in the assets gathered by the broker-dealer subsidiary, see "Financial Condition" section.

Mortgage banking activities for the third quarter of fiscal 1999 amounted to $726,000, 26% lower than the $985,000 earned in the same period of fiscal 1998. The net decrease experienced during the past quarter results mainly from losses the Group incurred on the sale of mortgage loans in the secondary market. This losses reflect management's decision of selling a large group of real estate loans with a 5.50% yield, that were hindering the loans portfolio yield performance, to improve the Group's yield performance and interest rate risk exposure. For the first nine months of fiscal 1999, mortgage banking activities totaled $2.8 million, an increase of 7% versus the $2.6 million a year ago. This increase was driven by a higher volume of loan origination combined with gains realized on sale of mortgage loans in the secondary market. This increase reflects the robust home finance market in Puerto Rico as Oriental's consolidates as the third largest mortgage origination producer.

Bank services fees and other operating revenues, which consist primarily of service charges on deposit accounts, leasing fees, late charges collected on loans and rental revenues, amounted to $842,000 for the third quarter fiscal 1999, 23% lower when compared to the $1.1 million reported on the same period a year earlier. They totaled $2.7 million for the first nine months of fiscal 1999, a 21% drop versus the $3.5 million on the same period in fiscal 1998. Both decreases were a combination of a decline in leasing fees and rental revenues, partially offset by higher service charges on deposit accounts and late charges collected on loans.

SELECTED FINANCIAL DATA
(IN THOUSANDS)

                                                                 ------------------------------   -------------------------------
                                                                          QUARTER ENDED               NINE MONTHS PERIOD ENDED
                                                                             MARCH 31,                        MARCH 31,
                                                                 ------------------------------   -------------------------------
                                                                   1999         1998       %       1999          1998         %
                                                                 ------------------------------   -------------------------------
TABLE 2 - NON-INTEREST INCOME SUMMARY
---------------------------------------------------------------------------------------------------------------------------------
RECURRING NON-INTEREST INCOME:
 Trust, money management and brokerage fees                      $ 2,440      $ 2,021      21%    $ 7,035      $ 6,034        17%
 Mortgage banking activities                                         726          985     -26%      2,759        2,584         7%
 Bank service fees and other operating revenues                      842        1,088     -23%      2,725        3,454       -21%
                                                             ------------  -----------   ------  --------     --------     ------
                                                                   4,008        4,094      -2%     12,519       12,072         4%
                                                             ------------  -----------   ------  --------     --------     ------
NON RECURRING NON-INTEREST INCOME:
 Securities and trading net activity                               1,949          349     458%     10,465          893      1072%
 Servicing income                                                      -            -       0%          -          690      -100%
 Net gain on sale of servicing assets                                  -            -       0%          -        2,707      -100%
                                                             ------------  -----------   ------  --------     --------     ------
                                                                   1,949          349     458%     10,465        4,290       144%
                                                             ------------  -----------   ------  --------     --------     ------
TOTAL NON-INTEREST INCOME                                        $ 5,957      $ 4,443      34%    $22,984      $16,362        40%
                                                             ------------  -----------   ------  --------     --------     ------
                                                             ------------  -----------   ------  --------     --------     ------
RECURRING NON-INTEREST INCOME TO NON-INTEREST EXPENSES RATIO      48.52%       54.75%              53.22%       53.08%
                                                             ------------  -----------           --------     --------
TABLE 3 - NON-INTEREST EXPENSES SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
 Compensation and benefits                                       $ 3,776      $ 3,629       4%    $11,049      $11,260        -2%
 Occupancy and equipment                                           1,245        1,167       7%      3,671        3,441         7%
 Professional fees                                                   581          290     100%      1,576          943        67%
 Advertising and business promotion                                  846          695      22%      2,108        1,830        15%
 Insurance, including deposits insurance                             120          238     -50%        313          625       -50%
 Real estate owned expenses                                           12           16     -25%         24           56       -57%
 Communications                                                      349          326       7%      1,123        1,031         9%
 Municipal and property taxes                                        427          405       5%      1,284        1,226         5%
 Printing, stationery, postage and supplies                          204          161      27%        562          493        14%
 Other operating expenses                                            701          551      27%      1,814        1,840        -1%
                                                             ------------  -----------   ------  --------     --------     ------
   RECURRING NON-INTEREST EXPENSES                                 8,261        7,478      10%     23,524       22,745         3%
 Other non-recurring expenses                                          -           82    -100%        337          133       153%
                                                             ------------  -----------   ------  --------     --------     ------
   TOTAL NON-INTEREST EXPENSES                                   $ 8,261      $ 7,560       9%    $23,861      $22,878         4%
                                                             ------------  -----------   ------  --------     --------     ------
RELEVANT RATIOS:
 Efficiency ratio                                                 48.02%       48.52%              48.40%       50.99%
                                                             ------------  -----------           --------     --------
 Expense ratio                                                     1.21%        1.15%               1.11%        1.20%
                                                             ------------  -----------           --------     --------
TABLE 4 - COMPENSATION AND BENEFITS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

COMPENSATION AND BENEFITS:
 Fixed                                                           $ 2,247      $ 2,158       4%    $ 6,595      $ 6,763        -2%
 Variable                                                          1,529        1,471       4%      4,454        4,497        -1%
                                                             ------------  -----------   ------  --------     --------     ------
                                                                 $ 3,776      $ 3,629       4%    $11,049      $11,260        -2%
                                                             ------------  -----------   ------  --------     --------     ------
RELEVANT RATIOS:
 Compensation and benefits to recurring non-interest expenses     45.71%       48.53%              46.97%       49.51%
                                                             ------------  -----------           --------     --------
 Variable compensation to total compensation                      40.49%       40.53%              40.31%       39.94%
                                                             ------------  -----------           --------     --------
 Compensation to total average assets                              1.00%        1.13%               1.03%        1.23%
                                                             ------------  -----------           --------     --------
 Average compensation per employee                                                                 $ 40.6       $ 38.1
                                                                                                 --------     --------
 Bank assets per employee                                                                         $ 4,715      $ 3,721
                                                                                                 --------     --------

GROUP'S WORK FORCE:
 Bank                                                                                                 325          339
 Trust                                                                                                 28           22
 Brokerage                                                                                             11            6
                                                                                                 --------     --------
                                                                                                      364          367
                                                                                                 --------     --------

For the third quarter of fiscal 1999, securities and trading gains amounted to $1.9 million versus $349,000 in the same period of fiscal 1998. For the first nine months of fiscal 1999, they increased to $10.5 million from
$893,000 reported in the same period a year ago.   As result of the favorable
market opportunities, during the past two quarters the Group sold a significant quantity of investment securities as part of its asset/liability management. The gains realized resulted from favorable market conditions as interest rates declined during the latter part of 1998. For further discussion of the Group's investment securities, see Note 2 of the attached Consolidated Financial Statements.

During the second quarter of fiscal 1998, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced to others, to Doral Financial Corporation. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on mortgage origination, trust, money management, brokerage, personal loans and deposit accounts with the highest earnings potential. The decrease in servicing income is directly related to the divestiture mentioned above.

NON-INTEREST EXPENSES

Recurring non-interest expenses for the third quarter of fiscal 1999, increased 11% to $8.3 million from $7.5 million during the same period of fiscal 1998, see Table 3. Notwithstanding the above increase, the annualized efficiency ratio and the expense ratio for the third quarter of fiscal 1999 were 48.02% and 1.21%, respectively, versus 48.52% and 1.15%, respectively, the year before. For the first nine months of fiscal 1999 recurring non-interest expenses amounted to $23.5 million versus $22.7 million, up 3%. The efficiency ratio and the expense ratio for the first nine months of fiscal 1999 substantially improved to 48.40% and 1.11%, respectively, from 50.99% and 1.20%, respectively, a year earlier.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.8 million or 1.0 % of total average assets for the third quarter of fiscal 1999, 4% higher than the $3.6 million or 1.13 % of total average assets reported in the same period of fiscal 1998. This increase results from modest growths in both fixed and variable compensation. The rise in fixed compensation reflects salary merit increases and the climb in variable compensation stems from larger commissions and bonuses paid as result of the increased real estate loan and brokerage productivity. For the first nine months of fiscal 1999 totaled $11.0 million or 1.03 % of total average assets, 2% lower than $11.3 million or 1.23 % of total average assets reported in fiscal 1998. This reduction results mainly from lower employment levels during the first months of fiscal 1999 as result of the divestiture of the mortgage servicing department and reengineering of some of the Group's support departments. The composition of the Group's employee compensation and benefits for the periods analyzed remained similar as variable compensation represented about 40% of the total compensation, see table 4.

All other recurring non-interest expenses for the third quarter of fiscal 1998 increased 16% to $4.5 million as compared to $3.9 million during the same period of fiscal 1998. For the first nine months of fiscal 1999, they totaled $12.5 million or 9% higher than $11.5 million reported in fiscal 1998. These rises were led by increases in professional and service fees, advertising and business promotion and occupancy and equipment. The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. The advertising and promotion growth results mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in depreciation from leasehold improvements and EDP equipment. This result from the additional banking offices opened during the past 18 months and the enhancements made to the Group's systems to enable them expand its electronic delivery capabilities and improve the customers' service delivery.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of fiscal 1999 amounted to $1.1 million or 13.9% of pre-tax earnings compared with $825,000 or 13.2% of pre-tax earnings a year ago, up 30%. For the first nine months of fiscal 1999, they totaled $3.2 or 14.4% of pre-tax earnings versus with $2.7 million or 14.5% of pre-tax earnings a year ago, an increase of 21%. The increase in fiscal 1999 was mainly due to higher pre-tax earnings. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At the end of the third quarter of fiscal 1999, the Group's total assets amounted to $1.532 billion, an increase of 21% when compared to the $1.261 billion a year ago. At the same date, interest-earning assets reached $1.466 billion, an increase of $267 million or 22% versus the $1.198 billion a year earlier. This robust assets growth reflects a significant gain in the investment portfolio of $255 million or 40% see Table 5.

Total investments are Oriental's largest interest-earning assets component. It consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, collateralized mortgage obligations and PR Government municipal bonds. The investment portfolio is of a high quality, approximately 98% is rated AAA at the end of the third quarter of fiscal 1999, and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate, see Table 5 and note 2 of the attached financial statements.

The investment portfolio expansion was driven by a strong growth in mortgage-backed securities and CMO's, which increased to $692 million or 77% of the total portfolio from $364 million or 57% the year before, as Oriental continues its strategy of pooling guaranteed real estate loans into mortgage-backed securities. However, investment securities decreased 29% to $186 million or 21% of the total portfolio from $262 million or 41% a year ago. This reduction reflects the significant quantity of US Government securities sold during the past two quarters as part of the Group's asset/liability management, as previously explained. All of the investment securities sold were replenished with mortgage-backed securities and CMO's that provide the Group a better yield performance and liquidity position, see Table 5 for the Group's investments summary and composition

At March 31,1998, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $570 million, 2% higher than
the $558 million a year ago.   This growth was led by increases in the real
estate and consumer portfolios of 14% and 13%, respectively. These were partially offset by a downsize in the leasing and commercial portfolio's and an increase in the allowance for loan losses of $2.8 million or 41%. Table 5 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Bank's real estate loans portfolio amounted to $318 million or 55% of the loan portfolio at March 31, 1999, a 14% increase versus $280 million or 50% of the loan's portfolio the year before. The rise results from a sharp growth in originations due to the lower interest rate environment which increased the demand for mortgage loans for home purchases, as well as the demand for refinancing existing mortgages.

At the end of the third quarter of fiscal 1999, the consumer loans portfolio totaled $135 million or 23% of the Group's loan portfolio, a 13% growth versus the $119 million or 21% of the Group's loan portfolio a year ago. Personal loans which amounted to $104 million at the end of the third quarter of fiscal 1999, or 16% over the $90 million reported the year before, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards and credit scoring system.

The Bank's leasing portfolio amounted to $118 million or 20% of the loan portfolio at the end of the third quarter of fiscal 1999, a 24% decrease versus $154 million or 27% of the loan portfolio a year ago. The downsize reflects the Group's intentional slowdown in lease originations, largely attributed to the strengthening of the underwriting standards in response to credit losses experienced during the past year, see "Provision for Loan Losses" under "Results of Operations".

LIABILITIES AND SOURCES OF FUNDS

As shown in Table 6, at March 31, 1999, Oriental's total liabilities reached $1.427 billion, 23% higher than the $1.157 billion reported a year ago. Interest-bearing liabilities, the Group's sources of funding, amounted to $1.389 billion at the end of the third quarter of fiscal 1999 versus $1.126 billion the year before, a 23% increase. This growth was driven by increases in deposits and repurchase agreements of 16% or $88 million and 53% or $201 million, respectively.

Deposits at the end of the third quarter of fiscal 1999, the second largest category of the Group's interest-bearing liabilities and a cost effective source of funding, reached $639 million, up 16% versus the $551 million a year ago. This rise, driven by a 11% growth in time deposits and IRA accounts, reflects the inflow of assistance and insurance payments from Hurricane Georges as well as a long-term trend toward greater usage of banks in the Puerto Rican economy. Table 6 presents the composition of the Group's deposits at the end of the periods analyzed.

Total borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified sources of funding through the use of FHLB advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At March 31, 1999, they amounted to $750 million, 31% higher than the $574 million a year ago. This increase reflects a strong growth in repurchase agreements, which was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities.

SELECTED FINANCIAL DATA
(IN THOUSANDS)

                                                            -----------          -----------   --------------       ----------
                                                              MARCH-99             MARCH-98     INC. / (DEC.)         JUNE-98
                                                            -----------          -----------   --------------       ----------
TABLE 5 -  BANK ASSETS SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS
 Mortgage-backed securities and CMO's                          692,022             363,904            90%             402,703
 Investment securities                                         186,473             262,113           -29%             283,248
 FHLB stock and money market investments                        17,235              14,591            18%              20,701
                                                            -----------         -----------   --------------       ----------
                                                               895,730           $ 640,608            40%           $ 706,652
                                                            -----------         -----------   --------------       ----------
LOANS:
 Real Estate                                                   318,347             280,457            14%             278,256
 Consumer                                                      134,844             119,340            13%             122,281
 Financing leases                                              117,583             154,181           -24%             141,113
 Commercial                                                      8,682              10,571           -18%               9,428
                                                            -----------         -----------   --------------       ----------
                                                               579,456             564,549             3%             551,078
 Allowance for loan losses                                      (9,608)             (6,816)           41%              (5,658)
                                                            -----------         -----------   --------------       ----------
                                                               569,848             557,733             2%             545,420
                                                            -----------         -----------   --------------       ----------
 TOTAL INTEREST-EARNING ASSETS                               1,465,578           1,198,341            22%           1,252,072
                                                            -----------         -----------   --------------       ----------
Non-interest earning assets                                     66,878            $ 63,099             6%              59,316
                                                            -----------         -----------   --------------       ----------
 TOTAL ASSETS                                              $ 1,532,456         $ 1,261,440            21%         $ 1,311,388
                                                            -----------         -----------   --------------       ----------
                                                            -----------         -----------   --------------       ----------
INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMO's                            77.3%               56.8%                              57.0%
 Investment securities                                           20.8%               40.9%                              40.1%
 FHLB stock and money market investments                          1.9%                2.3%                               2.9%
                                                            -----------         -----------                        ----------
                                                                100.0%              100.0%                             100.0%
                                                            -----------         -----------                        ----------
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                     54.9%               49.7%                              50.5%
 Consumer                                                        23.3%               21.1%                              22.2%
 Financing leases                                                20.3%               27.3%                              25.6%
 Commercial                                                       1.5%                1.9%                               1.7%
                                                            -----------         -----------                        ----------
                                                                100.0%              100.0%                             100.0%
                                                            -----------         -----------                        ----------
TABLE 6 -  LIABILITIES SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand deposits                                 $ 146,087           $ 108,183            35%           $ 112,533
 Time deposits and IRA accounts                                487,632             439,862            11%             455,061
 Accrued Interest                                                5,291               3,438            54%               3,837
                                                            -----------         -----------   --------------       ----------
                                                               639,010           $ 551,483            16%           $ 571,431
                                                            -----------         -----------   --------------       ----------
BORROWINGS:
 Repurchase agreements                                         581,520           $ 380,757            53%           $ 416,171
 FHLB funds                                                     61,600              79,000           -22%              74,800
 Term notes and other sources of funds                         106,500             114,649            -7%             114,588
                                                            -----------         -----------   --------------       ----------
                                                               749,620           $ 574,406            31%           $ 605,559
                                                            -----------         -----------   --------------       ----------
 TOTAL INTEREST-BEARING LIABILITIES                          1,388,630           1,125,889            23%           1,176,990
                                                            -----------         -----------   --------------       ----------
Non interest-bearing liabilities                                38,849            $ 31,584            23%              27,368
                                                            -----------         -----------   --------------       ----------
 TOTAL LIABILITIES                                         $ 1,427,479         $ 1,157,473            23%         $ 1,204,358
                                                            -----------         -----------   --------------       ----------
                                                            -----------         -----------   --------------       ----------
DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                     22.9%               19.6%                              19.7%
 Time deposits and IRA accounts                                  76.3%               79.8%                              79.6%
 Accrued Interest                                                 0.8%                0.6%                               0.7%
                                                            -----------         -----------                        ----------
                                                                100.0%              100.0%                             100.0%
                                                            -----------         -----------                        ----------
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                                           77.6%               66.3%                              68.7%
 FHLB funds                                                       8.2%               13.8%                              12.4%
 Term notes and other sources of funds                           14.2%               20.0%                              18.9%
                                                            -----------         -----------                        ----------
                                                                100.0%              100.1%                             100.0%
                                                            -----------         -----------                        ----------

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

STOCKHOLDERS' EQUITY

At March 31, 1999, Oriental's total stockholders' equity reached $105 million, a 1% increase from $104 million a year ago. This lack of stockholders' equity growth reflects earnings of $24.9 million posted during the past 12 months offset by a negative change in the valuation account for investment securities available-for-sale and increases in declared dividends and treasury stock repurchases. During the first nine months of fiscal 1999, the Group continued its aggressive repurchase program, as authorized by the board of directors, and repurchased 260,226 shares of its common stock. Of a total of 944,041 shares repurchased up to March 31, 1999, 448,555 shares were retired from circulation in fiscal 1997, as required by the Puerto Rico Banking law, and 555,486 shares with a cost of $13.7 million are held in treasury by the Group.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. The market value of the Group's common stock on the NYSE at March 31, 1999 was $27.94 per share versus $27.85 per share a year earlier, as a result the Group's market capitalization increased to $381 million as compared to $371 million a year ago. The book value per share at March 31, 1999 fell to $7.70 from $7.80 a year ago.

During the first nine months of fiscal 1999, the Group declared dividends amounting to $5.4 million or $0.413 per share versus $4.0 million or $0.30 per share in fiscal 1998, up 38%. For the first nine months of fiscal 1999, the dividend payout ratio and dividend yield were 28.57% and 1.86%, respectively, compared to 25.37% and 1.81%, respectively, in the preceding fiscal year.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, bank or bank holding companies must meet or exceed a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At March 31, 1999, the Group had a leverage ratio of 7.04%; a Tier 1 risk-based ratio of 20.07%; and a total risk-based capital ratio of 18.82% compared to 7.82%, 19.79% and 18.54%, respectively, a year ago.

GROUP'S FINANCIAL ASSETS

At March 31, 1999, the Group's total financial assets owned or managed, which consists of Bank assets, assets managed by the trust and assets gathered by the broker-dealer, reached $3.7 billion, an increase of 16% when compared to the $3.2 billion a year ago. At March 31, 1999, Bank assets reached $1.532 billion from $1.262 billion a year ago, an increase of 21%. Assets managed by the trust grew 8% to $1.338 billion versus $1.243 billion a year ago, and assets gathered by the broker-dealer increased 21% to $832 million from $686 million the year before, see Table 8

The first and main component of the Group's financial assets is the assets owned by the Group, of which 99% are owned by the Group's banking subsidiary. For more on this refer to Group's assets owned section on page 17.

The second component of the Group's financial assets is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At March 31, 1999, total assets managed by the Group's trust amounted $1.338 billion, 8% higher than the $1.243 billion a year ago. This increase was fueled by a solid 18% growth in individual retirement accounts
(IRA), the most significant asset managed, which totaled $493 million versus the $417 million a year ago, followed by a 23% growth in 401(K) and Keogh retirement plans managed.

The last component of the Group's financial assets is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At March 31, 1999, total assets gathered by the broker-dealer from its customer investment accounts reached $832 million, up 21% from $686 million a year ago.

SELECTED FINANCIAL DATA
(IN THOUSANDS)

                                                            -----------         ----------       -----------          ----------
                                                              MARCH-99           MARCH-99        INC./(DEC.)            JUNE-98
                                                            -----------         ----------       -----------          ----------
TABLE 7 - CAPITAL, DIVIDENDS AND STOCK DATA
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA:
 Stockholders' equity                                        $ 104,977           $ 103,967             1%             $ 107,030
                                                            -----------         ----------       -----------          ----------
 Leverage Capital ( minimum required - 3.00%)                    7.04%               7.82%           -10%                 7.70%
                                                            -----------         ----------       -----------          ----------
 Total Risk-Based Capital (minimum required - 8.00%)            20.07%              19.79%             1%                21.68%
                                                            -----------         ----------       -----------          ----------
 Tier 1 Risk-Based capital (minimum required - 4.00%)           18.82%              18.54%             1%                20.45%
                                                            -----------         ----------       -----------          ----------
STOCK DATA:
 Outstanding common shares                                      13,625              13,335             2%                13,529
                                                            -----------         ----------       -----------          ----------
 Book value                                                     $ 7.70              $ 7.80            -1%                $ 7.91
                                                            -----------         ----------       -----------          ----------
 Market Price at end of period                                 $ 27.94             $ 27.85             0%               $ 27.66
                                                            -----------         ----------       -----------          ----------
 Market capitalization                                       $ 380,683           $ 371,380             3%             $ 374,202
                                                            -----------         ----------       -----------          ----------
DIVIDEND DATA:
 Dividends declared                                            $ 5,443             $ 3,956            38%               $ 5,442
                                                            -----------         ----------       -----------          ----------
 Dividends declared per share                                  $ 0.413             $ 0.300            38%               $ 0.413
                                                            -----------         ----------       -----------          ----------
 Payout ratio                                                   28.57%              25.37%            13%                25.42%
                                                            -----------         ----------       -----------          ----------
 Dividend yield                                                  1.86%               1.81%             3%                 1.69%
                                                            -----------         ----------       -----------          ----------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                                         PRICE                                       -----------
--------------------------------------------------------      ---------------------------                              DIVIDEND
                     QUARTER ENDED:                            HIGH                 LOW                               PER SHARE
--------------------------------------------------------      -------            --------                            -----------
FISCAL 1999:
 March 1999                                                   $ 29.63             $ 27.50                              $ 0.150
                                                              ---------------------------                              -------
 December 1998                                                $ 32.00             $ 28.00                              $ 0.150
                                                              ---------------------------                              -------
 September 1998                                               $ 32.26             $ 28.84                              $ 0.113
                                                              ---------------------------                              -------

FISCAL 1998:
 June 1998                                                    $ 34.60             $ 27.67                              $ 0.113
                                                              ---------------------------                              -------
 March 1998                                                   $ 29.35             $ 24.85                              $ 0.113
                                                              ---------------------------                              -------
 December 1997                                                $ 23.63             $ 18.38                              $ 0.094
                                                              ---------------------------                              -------
 September 1997                                               $ 22.28             $ 16.95                              $ 0.094
                                                              ---------------------------                              -------

FISCAL 1997:
 June 1997                                                    $ 16.95             $ 13.65                              $ 0.090
                                                              ---------------------------                              -------
 March 1997                                                   $ 16.20             $ 12.53                              $ 0.090
                                                              ---------------------------                              -------
 December 1996                                                $ 13.20             $ 10.95                              $ 0.075
                                                              ---------------------------                              -------
 September 1996                                               $  9.81             $ 10.95                              $ 0.075
                                                              ---------------------------                              -------

TABLE 8 - FINANCIAL ASSETS SUMMARY
------------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS
 Group assets                                             $ 1,532,500         $ 1,261,500            21%           $ 1,311,400
 Trust assets managed                                       1,337,700           1,242,900             8%             1,310,000
 Assets gathered by broker-dealer                             831,700             686,000            21%               741,400
                                                         --------------------------------        --------         ------------
                                                          $ 3,701,900         $ 3,190,400            16%           $ 3,362,800
                                                         --------------------------------        --------         ------------


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At March 31, 1999, the Group's allowance for loan losses amounted to $9.6 million or 1.66% of total loans versus $6.8 million or 1.21% a year earlier. The Group maintains an allowance for loan losses on its portfolio at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. In addition, various regulating agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses. Such agencies may require the Group to recognize additions to the allowance based on their judgment of information available at the time of their examinations.

Net credit losses for the third quarter of fiscal 1999, totaled $3.3 million or 2.29% of average loans, compared to $2.2 million or 1.55%, respectively, in the same period of fiscal 1998. For the first nine months of fiscal 1999, net credit losses amounted to $9.0 million or 1.66% of average loans versus $5.5 million or 1.21% of average loans in fiscal 1998. The higher level of credit losses experienced during the third quarter and first nine months of fiscal 1999 was primarily associated to a rise in consumer loans and financing leases net credit losses, see Provision for Loan Losses under Results of Operations. Table 9 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

As shown on Table 10, at March 31, 1999, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end of the third quarter of fiscal 1999, the Group's asset quality remained stable as non-performing assets totaled $21 million or 1.40% of total assets versus $22 million or 1.77% of total assets a year earlier, 4% lower. The reduction was principally due to a decline in repossessed assets and non-performing loans. The decrease in non-performing loans was mainly on consumer and finance leases as the Group continues to improve the quality of these portfolios through stricter credit standards. It is worth noting that the health of the consumer sector in Puerto Rico appears to be improving, as such management expects the level of credit losses in these portfolios to stabilize during the rest of fiscal 1999.

At March 31, 1999, the allowance for loan losses to non-performing loans coverage ratio improved to 47.08% from 32.97% a year ago; excluding the lesser risk real estate loans, the ratio substantially improved to 102.61% from 50.15% for the respective periods. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on non-accrual basis when they become 90 days or more past due, unless they are well secured by real estate collateral. At the date of our analysis, the Group's non-performing real estate loans totaled $11.0 million or 54% of the Group's non-performing loans. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan to value ratios, management considers that no material losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due. At the date of our analysis, the Group's non-performing commercial business loans amounted to $1.1 million or 5% of the Group's non-performing loans. Of the total balance, $696,000 or 9 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due. At the date of our analysis, the Group's non-performing auto and equipment leases portfolio amounted to $7.7 million or 38% of the Group's total non-performing loans and was comprised of 651 units. The underlying collateral particularly secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due. At the date of our analysis, the Group's non-performing consumer loans amounted to 560,000 or 3% of the Group's total non-performing loans. Consumer loans are charged-off when payments are delinquent 120 days.

- FORECLOSED REAL ESTATE - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Therefore, no material losses are expected on the final disposition. Management is actively seeking prospective buyers for these foreclosed real estate properties.

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. The estimated loss on disposition of such assets has been considered in the determination of the allowance for loan losses. At March 31, 1999, the inventory of repossessed automobiles and equipment consisted of 39 units and 12 units, respectively, amounting to $634,000 or $16,250 average per unit and $68,000 or $5,660 average per unit, respectively.

SELECTED FINANCIAL DATA
(IN THOUSANDS)

                                                        QUARTER ENDED                        NINE MONTHS PERIOD ENDED
                                                          MARCH 31,                                  MARCH 31,
                                       --------------------------------------       --------------------------------------------
                                            1999                    1998                1999                 1998
                                       -------------         ----------------       -----------       --------------

TABLE 9 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
--------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                          $  9,693                  $  7,131          $  5,658             $  5,408
                                       -------------          ----------------       -----------      ---------------

Provision for loan losses                     3,200                     1,900            12,950                6,900
Net charge-off's                             (3,285)                   (2,214)           (9,000)              (5,491)
                                       -------------          ----------------       -----------      ---------------
NET INCREASE (DECREASE)                         (85)                     (314)            3,950                1,409
                                       -------------          ----------------       -----------      ---------------

ENDING BALANCE                             $  9,608                  $  6,817          $  9,608             $  6,817
                                       -------------          ----------------       -----------      ---------------

CHARGE-OFF'S:
 Real estate                               $      -                  $    (16)         $     (2)            $   (127)
 Consumer                                    (1,446)                     (935)           (4,628)              (2,683)
 Leasing                                     (2,266)                   (1,424)           (5,577)              (3,497)
 Commercial and others                         (718)                     (511)           (1,002)                (598)
                                       -------------          ----------------       -----------      ---------------
                                             (4,430)                   (2,886)          (11,209)              (6,905)
                                       -------------          ----------------       -----------      ---------------
RECOVERIES:
 Real estate                                      -                         -                16                    -
 Consumer                                       630                       126             1,120                  264
 Leasing                                        279                       367               779                  970
 Commercial and others                          236                       179               294                  180
                                       -------------          ----------------       -----------      ---------------
                                              1,145                       672             2,209                1,414
                                       -------------          ----------------       -----------      ---------------
NET CHARGE-OFF'S:
 Real estate                                      -                       (16)               14                 (127)
 Consumer                                      (816)                     (809)           (3,508)              (2,419)
 Leasing                                     (1,987)                   (1,057)           (4,798)              (2,527)
 Commercial and others                         (482)                     (332)             (708)                (418)
                                       -------------          ----------------       -----------      ---------------
                                           $ (3,285)                 $ (2,214)         $ (9,000)            $ (5,491)
                                       -------------          ----------------       -----------      ---------------
LOANS:
 Outstanding                               $579,456                  $564,549          $579,456             $564,549
                                       -------------          ----------------       -----------      ---------------
 Average loans                             $573,556                  $573,171          $567,535             $563,536
                                       -------------          ----------------       -----------      ---------------

RATIOS:
 Recoveries to net-charge-off's               25.8%                     23.3%             19.7%                20.5%
                                       -------------          ----------------       -----------      ---------------
 Net charge-off's to average loans            2.29%                     1.55%             2.11%                1.30%
                                       -------------          ----------------       -----------      ---------------
 Allowance coverage ratio                     1.66%                     1.21%             1.66%                1.21%
                                       -------------          ----------------       -----------      ---------------

TABLE 10 - NON-PERFORMING ASSETS ( AT MARCH 31, )
----------------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS:                                                                              %                     %
                                                                                                  -----                 -----
 Non-performing loans                                                                  $ 20,407    95.2%    $ 20,679    92.7%
 Foreclosed real estate                                                                     316     1.5%         405     1.8%
 Repossessed autos                                                                          634     3.0%       1,003     4.5%
 Repossessed equipment                                                                       68     0.3%         215     1.0%
                                                                                     ----------- -------- ----------- --------
                                                                                       $ 21,425   100.0%    $ 22,302   100.0%
                                                                                     ----------- -------- ----------- --------
NON-PERFORMING LOANS:
 Real estate                                                                           $ 11,043    54.1%     $ 7,087    34.3%
 Consumer                                                                                   560     2.7%       1,994     9.6%
 Financing leases                                                                         7,697    37.8%      10,134    49.0%
 Commercial                                                                               1,107     5.4%       1,464     7.1%
                                                                                     ----------- -------- ----------- --------
                                                                                       $ 20,407   100.0%    $ 20,679   100.0%
                                                                                     ----------- -------- ----------- --------

RATIOS:
 Non-performing loans to  total loans                                                     3.52%                3.66%
                                                                                     -----------          -----------
 Non-performing loans reserve coverage ratio                                             47.08%               32.97%
                                                                                     -----------          -----------
 Non-performing loans reserve coverage ratio (excluding real estate loans)              102.61%               50.15%
                                                                                     -----------          -----------
 Non-perfoming assets to total assets                                                     1.40%                1.77%
                                                                                     -----------          -----------
 Non-perfoming assets to total capital                                                   20.41%               21.45%
                                                                                     -----------          -----------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's interest rate risk and asset/liability management are the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is comprised of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group's sources, uses and pricing of funds.

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

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. If (1) the weighted average rates in effect at March 31, 1999 remained constant, or increased or decreased on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increased or decrease accordingly; NII will fluctuate as shown on the table below:

                                                                  (IN THOUSANDS)
                  ---------------------------------------------------------------------------------------------------------------

                          CHANGE IN                      EXPECTED                    AMOUNT                      PERCENT
                        INTEREST RATE                    NII (1)                     CHANGE                       CHANGE
                  ---------------------------     -----------------------     ----------------------      -----------------------
                      Base Scenario                              $48,437                      $   -                           -
                  + 200 Basis points                              42,381                     (6,057)                      -12.5%
                  -  200 Basis points                             53,932                     $5,495                        11.3%

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

At the end of the third quarter of fiscal 1999, the Group's liquidity was deemed appropriate. It included $58.6 million available from unused lines of credit with other financial institutions and $31.9 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

YEAR 2000 READINESS DISCLOSURE

As discussed on page 28 in the Group's Fiscal 1998 Annual Report on Form 10-K, the Group initiated a firm-wide program (the "Year 2000 Program") to prepare its computer programs, applications and infrastructure for properly processing dates after December 31, 1999. The Group's Year 2000 Program is in progress and it is the Group's expectation that it will have its firm-wide Year 2000 solution in place by June 30, 1999, in accordance with regulatory guidelines.

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5.     OTHER INFORMATION

On May 5, 1999, the Group closed the sale of 1,225,000 shares of its 7.125% Noncumulative Monthly Income Preferred Stock, Series A, through a group of underwriters led by Santander Securities Corporation of Puerto Rico at a price to the public of $25.00 per share. The Group received proceeds of approximately $30.6 million from the offering, before deducting the expenses of the offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A- FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K

Before the issuance of this report on Form 10-Q two reports on Form 8-K (the "Reports") related to the sale of 7.125% Noncumulative Monthly Income Preferred Stock, Series A, mentioned on Item 5 above were filed. These Reports were filed with Securities and Exchange Commission on April 8, 1999 and May 5, 1999,respectively, and are incorporated herein by reference.

C - EXHIBITS

No exhibits were filed as part of this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

Date:          May 13, 1999             By:  /s/ Jose E. Fernandez
              -------------                ------------------------------------
                                             Jose E. Fernandez
                                             Chairman of the Board, President,
                                             and CEO



Date:          May 13, 1999             By:  /s/ Rafael Valladares
              -------------                ------------------------------------
                                             Rafael Valladares, CPA
                                             Senior Vice President and
                                             Controller