Form 10-K
period 1999-06-30
ORIENTAL FINANCIAL GROUP INC
filed 1999-09-28
CIK 1030469

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended June 30, 1999


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

================================================================================

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                           Common Stock ($1.00 par value)

              7.125% Non-cumulative Monthly Income Preferred Stock,
                Series A (Liquidation value of $25.00 per share)

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

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    .
                           ----

The aggregate market value of registrant's common stock held by non-affiliates is $242,912,714, based on the closing price of August 30, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Group's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated herein by reference in response to
     Item 1 of Part I, Items 5 to 8 of Part II and Item 14 of Part IV.
2. Portions of the Group's Definitive Proxy Statement relating to the 1999 Group's Stockholders Annual Meeting are incorporated herein by reference in response to Items 10 through 13 of Part III.

                           ORIENTAL FINANCIAL GROUP INC.
                                     FORM 10-K
                                 TABLE OF CONTENTS



                                                                                                                     Page
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

PART - I
------------------------------------------------------------------------------------------------------------------------------------
Item - 1           Business                                                                                           3-7

Item - 2           Properties                                                                                           8

Item - 3           Legal Proceedings                                                                                    8

Item - 4           Submissions of Matters to the Vote of Security Holders                                               8


PART - II
------------------------------------------------------------------------------------------------------------------------------------

Item - 5           Market for Registrant's Common Stock and Related Stockholder Matters                                 8

Item - 6           Selected Financial Data                                                                              9

Item - 7           Management's Discussion and Analysis of Financial Condition and Results of Operations                9

Item - 7A          Quantitative and Qualitative Disclosures About Market Risk                                           9

Item - 8           Financial Statements and Supplementary Data                                                          9

Item - 9           Submissions to Matters to Vote of Security Holders                                                   9


PART - III
------------------------------------------------------------------------------------------------------------------------------------

Item - 10          Directors and Executive Officers of the Registrant                                                   9

Item - 11          Executive Compensation                                                                               9

Item - 12          Security Ownership of Certain Beneficial Owners and Management                                       9

Item - 13          Certain Relationships and Related Transactions                                                       9


PART - IV
------------------------------------------------------------------------------------------------------------------------------------

Item - 14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  9-10


PART - I

ITEM 1 - BUSINESS

Oriental Financial Group Inc. (the "Group" or "Oriental") is a diversified, publicly-owned bank holding company, incorporated in 1997 under the laws of Puerto Rico ("Puerto Rico"). Oriental provides a wide variety of financial services through its direct and indirect subsidiaries.

Oriental Bank and Trust (the "Bank"), the Group's main subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Bank was incorporated in 1964 as a federal mutual savings and loan association, it became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto and equipment lease financing, financial planning, money management and investment brokerage services, and corporate and individual trust services.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Bank is regulated by various agencies in the United States and Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured up to $100,000 per depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is further subject to the regulation of the Puerto Rico Finance Board ("Finance Board"). Other agencies, such as the National Association of Securities Dealers ("NASD"), and the Securities and Exchange Commission ("SEC"), regulate additional aspects of the Bank's operations. (See "Regulation and Supervision" below).

The Group is a legal entity separate and distinct from the Bank and the Bank's subsidiaries. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or certain of its other subsidiaries.

The Group's business is described on pages 1 through 15 of the of the Group's Annual Report to Shareholders for the year ended June 30, 1999, which information is incorporated herein by reference.

REGULATION AND SUPERVISION

GENERAL

The Group is a bank holding company subject to the supervision and regulation of the Federal Reserve Board under the BHC Act. As a bank holding company, the Group's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Group may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or of substantially all the assets of any company in the United States including a bank, without the approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

The Bank is subject to extensive regulation and examination by the Commissioner and by the FDIC, which insures its deposits to the maximum extent permitted by law, subject to certain requirements established by the Federal Reserve Board. The federal and state banking laws and regulations that are applicable to banks, regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Under the Federal Reserve Board policy, a bank holding company such as the Group, is expected to act as a source of financial strength to its main banking subsidiaries and also to commit to support them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agencies to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

Because the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or
(2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the banking laws of Puerto Rico, the Federal Deposit Insurance Act and FDIC regulations. In general terms, the banking laws of Puerto Rico provide that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against, the bank's capital account. The banking laws of Puerto Rico provide that until said capital has been restored to its original amount and the reserve fund has been restored to twenty percent (20%) of the original capital, the bank may not declare any dividends. In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, the bank has failed to pay insurance assessments, or when there are safety and soundness concerns.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authorities, a depository institution is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authorities may require, after notice and hearing, that a depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

FEDERAL HOME LOAN BANK SYSTEM

The Federal Home Loan Bank (the "FHLB") system, of which the Bank is a member, consists of 12 regional FHLB's governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLB system serves as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the boards of directors of the FHLB's.

As a system member, the Bank is entitled to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year. For this purpose, such obligations are deemed to be not less than 30% of assets, or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

FDICIA

Under FDICIA, federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and regulations promulgated thereunder established five capital tiers: (i) "well capitalized" for depository institutions that have a total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" for depository institutions that have a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" for depository institutions that have a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" for depository institutions that have a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" for depository institutions that have a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of the four categories. As of June 30, 1999, the Group is a "well-capitalized" institution.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulatory agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed restoring the depository institution's capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

INSURANCE OF ACCOUNTS AND FDIC INSURANCE ASSESSMENTS

The Bank's deposits accounts are insured up to the applicable limits by the SAIF administered by the FDIC. The insurance of deposit accounts by SAIF subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or violates any applicable FDIC requirements, insurance of accounts of the Bank may be terminated by the FDIC.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following "supervisory subgroups" : "A", "B", or "C". Group "A" institutions are financially sound institutions with a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions of which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

The Deposit Insurance Funds Act of 1996 ("DIFA") repealed the statutory minimum premium assessed on deposits by both the Bank Insurance Fund (BIF) and SAIF. Premiums on deposits are now assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. DIFA also provided for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF and to bring it up to statutory required levels of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits.

REGULATORY CAPITAL REQUIREMENTS

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and the disallowed portion of deferred tax assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other investments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights, purchased credit card relationships and include a "grandfather" provision permitting inclusion of certain existing intangibles.

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and certain restrictions on its business. As of June 30, 1999, the Group was in compliance with all capital requirements, exceeding those of a "well-capitalized" institution.

Relevant information concerning the Group's capital and regulatory capital ratios as of June 30, 1999 is set forth in pages 51 and 52 of the consolidated financial statements (see Financial Data Index herein) and is incorporated herein by reference.

SAFETY AND SOUNDNESS STANDARDS

Section 39 of the FDIA, amended by the FDICIA, requires each federal banking regulatory agency to prescribe for all insured depository institutions, standards relating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. Pursuant to FDICIA, regulations to implement these operational standards were required to become effective on December 1, 1993.

In August 1995, the FDIC and other federal banking regulatory agencies published Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit, underwriting, interest rate exposure, asset growth and employee compensation.

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

PUERTO RICO BANKING ACT

As a Puerto Rico chartered commercial bank, the Bank is subject to regulation and supervision by the Commissioner under the Puerto Rico Banking Act of 1933, as amended (the "Banking Act"). The Banking Act contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending capital and investment requirements and other aspects of a bank and its affairs. In addition, the Commissioner is given extensive rulemaking power and administrative discretion under the Banking Act. The Commissioner generally examines the Bank at least once every year.

The Banking Act requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock.

The Banking Act also provides that when the expenditures of a bank are greater that the receipts, the excess shall be charged against the undistributed profits of the Bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund has been restored to 20% of the original capital.

The Banking Act requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral.

The Banking Act further requires change of control filings. When any person or entity owns, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of the Bank, the acquiring parties must inform the Commissioner of the details not less than sixty (60) days prior to the date said transfer is to be consummated. The transfer shall require the approval of the Commissioner if it results in a change of control of the Bank. Under the Banking Act, a change of control is presumed if the acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Banking Act generally restricts the amount the Bank can lend to one borrower to an amount that may not exceed 15% of the Bank's paid-in capital and reserve fund. The Bank also may not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. As of June 30, 1999, the maximum amount that the Bank could have loaned to one borrower was approximately $4.9 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

The Finance Board, which is composed of the Commissioner, the President of the Government Development Bank for Puerto Rico, the President of the Puerto Rico Housing Bank and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three public interest representatives, have the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The Finance Board promulgates regulations which specify maximum rates on various types of loans to individuals.

The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free market competition. The Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and credit card purchases. There is no maximum rate for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

EMPLOYEES

At June 30, 1999 the Group has 373 employees. None of the employees are represented by a collective bargaining group or subject to a collective bargaining agreement. The Group believes that its employee relations to be good. For information about the Group's employee benefit plans refer to Note 11 of the Group's consolidated financial statements (see Financial Data Index herein).

ITEM 2 - PROPERTIES

At June 30, 1999, the Bank owned 8 branch premises and other facilities throughout Puerto Rico. In addition, as of such date, the Bank leased properties for branch operations and main office in 11 locations in Puerto Rico. The Bank's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:

- ORIENTAL CENTER - a four story office building located at 908 State Road, Humacao, Puerto Rico. A branch, and the computer center are the main activities conducted at this location. Approximately 60% of the office space is leased to outside tenants. The book value of this property as of June 30, 1999 was $5,541,000.

- LAS CUMBRES BUILDING - two story structure located at 1990 Las Cumbres Avenue, Rio Piedras, Puerto Rico. A branch, leasing and mortgage originating departments are the main activities conducted at this location. The book value of this property at June 30, 1999 was $1,641,000.


ITEM 3  - LEGAL PROCEEDINGS

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

ITEM 4  - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART - II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales prices for the Group's common shares for each quarter during fiscal 1999 and the previous two fiscal years, as well as cash dividends declared for the last three fiscal years, is contained under Table 7 ("Capital, Dividends and Stock Date") on page F-9 and under the "Stockholders' Equity" caption in the Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), (see Financial Data Index herein) and is incorporated herein by reference.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption "Dividend Restrictions" in Item 1 herein.

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998. In addition, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. As a result, approximately 2,012,000 shares of common stock were distributed on October 15, 1997.

As of August 30, 1999 the Group had over 2,000 stockholders of record of its Common Stock, including all directors and officers of the Registrant, excluding beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Group's Common Stock on such date, as quoted on the NYSE was $23.63 per share.

In May 1999, the Group issued 1,340,000 shares of its 7.125% Non-cumulative Monthly Income Preferred Stock, Series A at $25 per share. As a result of this issuance, the Group generated $32,300,000 in net proceeds for general corporate purposes. The Series A Preferred Stock has the following characteristics:

- Annual dividends of $1.78125 per share payable monthly, if declared by the board of directors. Missed dividends are not cumulative.
-    Redeemable at the Group's option beginning on May 30, 2004.
-    No mandatory redemption or stated maturity date.
-    Has a liquidation value of $25 per share.

The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax of 10% on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships. If the recipient is foreign corporation or partnership not engaged in trade or business in Puerto Rico the rate of withholding is also 10%. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions.

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

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appears on pages F-1 and F-13 of the MD&A (see Financial Data Index herein) and is incorporated herein by reference.

The ratios shown below demonstrate the Group's ability to generate sufficient earnings to pay the fixed charges of its debt and preferred stock dividends. The Group's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:


                                                                             YEAR ENDED JUNE 30,
                                                         ------------------------------------------------------------
RATIO OF EARNINGS TO FIXED CHARGES:                         1999       1998        1997         1996        1995
-----------------------------------                      ------------------------------------------------------------
Excluding Interest on Deposits                                 1.83        1.78        1.81         1.89        1.79
                                                         ------------------------------------------------------------
Including Interest on Deposits                                 1.46        1.43        1.43         1.48        1.49
                                                         ------------------------------------------------------------

RATIO OF EARNINGS TO FIXED CHARGES AND
--------------------------------------
PREFERRED STOCK DIVIDENDS
-------------------------

Excluding Interest on Deposits                                 1.68        1.62        1.60         1.64        1.54
                                                         ------------------------------------------------------------
Including Interest on Deposits                                 1.39        1.36        1.34         1.37        1.35
                                                         ------------------------------------------------------------



For purposes of computing these consolidated ratios, earnings represent income before taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest in deposits), amortization of debt costs, and the portion of net rental expense which is deemed representative of interest factor.

Only in fiscal 1999 the Group had preferred stock issued and outstanding, $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages F-1 through F-14 in the MD&A (see Financial Data Index herein), and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group appears on page F-12 in the MD&A (see Financial Data Index herein), under caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-15 through F-38 in the consolidated financial statements, and is incorporated herein by reference. The financial data index in page 13 of this report sets forth the listing of all reports required by this item and included herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART - III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Information with respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Group's definitive proxy statement for the Group's Stockholders Annual Meeting (the "Proxy Statement"), filed with Securities Exchange Commission on September 24, 1999, and is incorporated herein by reference.

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

PART - IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 - FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the Financial Data Index in page 13 of this report.

A2 - FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in A1 above.

B - CURRENT REPORTS ON FORM 8-K

During the last quarter of fiscal 1999 two Current Reports on Form 8-K (the "Reports") related to the sale of 7.125% Noncumulative Monthly Income Preferred Stock, Series A were filed. These Reports were filed with Securities and Exchange Commission on April 8, 1999 and May 5,
1999, respectively, and are incorporated herein by reference.

C - EXHIBITS

Exhibits filed as part of this Form 10-K


     NO.                                         EXHIBITS                                            PAGE
------------      -----------------------------------------------------------------------     -----------------

     2.0          Agreement and Plan of Merger dated as of June 18, 1996 by and between       *
                  the Registrant, the Bank and Oriental Interim Bank
     3.1          Amended and Restated Certificate of Incorporation of Registrant             *
     3.2          By-laws of Registrant                                                       *
    10.1          Employment Agreement between Jose E. Fernandez and the Bank                 *
    10.2          Bank's 1988 Stock Option Plan                                               *
    10.3          Bank's 1996 Stock Option Plan                                               **
    10.4          Group's 1998 Stock Option Plan                                              ***
    13.0          Registrant's Annual Report to Shareholders for fiscal year ending           E -1 to E-17 ****
                  June 30, 1999
    21.0          List of Subsidiaries                                                        E-18
    23.0          Consent of Independent Accountants                                          E-20
    27.0          Financial Data Schedule                                                     E-19


* - Incorporated by reference from Registration Statement on Form 8-B filed by the Group on January 10, 1997.

** - Incorporated by reference from Definitive Proxy Statement (Attachment A) for the Group's 1997 Annual Meeting of Stockholders filed by the Registrant on September 19, 1997.

*** - Incorporated by reference from Definitive Proxy Statement (Attachment A) for the Group's 1998 Annual Meeting of Stockholders filed by the Registrant on September 29, 1998.

**** - Those pages of the Group Annual Report to Shareholders for the fiscal year ending June 30, 1999 (the "Annual Report") are incorporated by reference in this Annual Report on Form 10-K and are being filed in electronic format as an exhibit herein. The Annual Report, including the remaining portions which are not incorporated by reference into this annual report on Form 10-K, is specifically incorporated by reference herein as an exhibit of the filing of such annual report in paper format by the Group on or about September 30, 1998 pursuant to Commission Rule 14a-3(c).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ORIENTAL FINANCIAL GROUP INC.
                                    (REGISTRANT)

By: S/JOSE E. FERNANDEZ
    -----------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer
(Principal Executive and Financial Officer)                       Dated:   September 20, 1999
                                                                           ------------------


By: S/RAFAEL VALLADARES
    -----------------------
Rafael Valladares
Senior Vice President - Comptroller
(Principal Financial Officer)                                     Dated:    September 20, 1999
                                                                            ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

By: S/JOSE E. FERNANDEZ
    -----------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer      Dated:    September 20, 1999
                                                                            ------------------

By: S/PABLO I. ALTIERI
    -----------------------
Dr. Pablo I. Altieri
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/DIEGO PERDOMO
    -----------------------
Diego Perdomo
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/EFRAIN ARCHILLA
    -----------------------
Efrain Archilla
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/JULIAN INCLAN
    -----------------------
Julian Inclan
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/EMILIO RODRIGUEZ, JR.
    -----------------------
Emilio Rodriguez, Jr.
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/ALBERTO RICHA
    -----------------------
Alberto Richa
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/FERNANDO ARRIVI
    -----------------------
Fernando Arrivi
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

By: S/MARI CARMEN APONTE
    -----------------------
Mari Carmen Aponte
Director                                                          Dated:    September 20, 1999
                                                                            ------------------

                         ORIENTAL FINANCIAL GROUP, INC.
                                    FORM-10K
                              FINANCIAL DATA INDEX

                                                                                                                    PAGE
                                                                                                                    ----
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL REVIEW AND SUPPLEMENTARY  INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations                                F-1 to F-14

Selected Financial Data                                                                                                 F-1

Quantitative and Qualitative Disclosures About Market Risk                                                              F-12


FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

Report of Independent Accountants                                                                                      *

Consolidated Statements of Financial Condition as of June 30, 1999 and 1998                                             F-15

Consolidated Statements of Income for each of the years in the three-year period ended June 30, 1999                    F-16

Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the
years in the three-year period ended June 30, 1999                                                                      F-17

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1999                F-18

Notes to the Consolidated Financial Statements                                                                       F-19 to F-38

- The Group was given an unqualified opinion for the fiscal year ended June 30, 1999 by its independent accountant (PricewaterhouseCoopers LLP) on an independent's accountant report signed on August 6, 1999. A copy of the independent accountant unqualified opinion appears on page 31 of the Group's Annual Report for the year ended June 30, 1999.

SELECTED FINANCIAL DATA
YEARS ENDED ON JUNE, 30
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                    1999              1998             1997             1996             1995
                                                 -----------       -----------      -----------      -----------      -----------
EARNINGS AND DIVIDENDS DECLARED:
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                  $   113,775       $   101,307      $    82,629      $    70,447      $    58,143
Interest expense                                      64,840            58,139           45,098           37,694           30,423
                                                 -----------       -----------      -----------      -----------      -----------
 NET INTEREST INCOME                                  48,935            43,168           37,531           32,753           27,720
Recurring non-interest income                         18,923            17,005           14,421           11,527           10,222
Non recurring non-interest income                     10,276             5,365            2,578            2,801            1,210
Recurring non-interest expenses                       32,633            30,333           28,138           24,174           21,590
Non recurring non-interest expenses                      340               400            1,830                -                -
Provision for loan losses                             15,095             9,545            4,900            4,600            2,550
Provision for income taxes                             3,418             3,850            3,100            3,571            2,905
                                                 -----------       -----------      -----------      -----------      -----------
 NET INCOME                                           26,648            21,410           16,562           14,736           12,107
Less: dividends on preferred stock                      (350)                -                -                -                -
                                                 -----------       -----------      -----------      -----------      -----------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $    26,298       $    21,410      $    16,562      $    14,736      $    12,107
                                                 -----------       -----------      -----------      -----------      -----------

Dividends declared                               $     7,369       $     5,442      $     4,369      $     3,184      $     1,709
                                                 -----------       -----------      -----------      -----------      -----------
Dividends declared per share                     $     0.563       $     0.413      $     0.330      $     0.225      $     0.135
                                                 -----------       -----------      -----------      -----------      -----------

PER SHARE INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------

Basic                                            $      2.02       $      1.62      $      1.25      $      1.11      $      0.95
                                                 -----------       -----------      -----------      -----------      -----------
Diluted                                          $      1.97       $      1.57      $      1.21      $      1.06      $      0.89
                                                 -----------       -----------      -----------      -----------      -----------
Book value                                       $      7.05       $      8.09      $      6.72      $      6.03      $      5.23
                                                 -----------       -----------      -----------      -----------      -----------
Market price at end of period                    $     24.13       $     27.66      $     16.95      $      9.50      $      7.61
                                                 -----------       -----------      -----------      -----------      -----------
Average shares and equivalents                        13,386            13,696           13,676           13,912           13,614
                                                 -----------       -----------      -----------      -----------      -----------

PERIOD END BALANCES (JUNE 30,):
---------------------------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                            $ 1,380,200       $ 1,310,000      $ 1,088,600      $   874,500      $   699,000
 Broker-dealer assets gathered                       885,800           741,400          524,900          293,100          195,400
                                                 -----------       -----------      -----------      -----------      -----------
   ASSETS MANAGED                                  2,266,000         2,051,400        1,613,500        1,167,600          894,400
 Bank total assets                                 1,587,300         1,313,300        1,068,600          877,400          744,400
                                                 -----------       -----------      -----------      -----------      -----------
                                                 $ 3,853,300       $ 3,364,700      $ 2,682,100      $ 2,045,000      $ 1,638,800
                                                 ===========       ===========      ===========      ===========      ===========

INTEREST-EARNING ASSETS
 Investments and securities                      $   946,529       $   706,652      $   468,594      $   350,736      $   290,106
 Loans and loans held-for-sale                       574,316           547,354          532,970          476,110          409,391
                                                 -----------       -----------      -----------      -----------      -----------
                                                 $ 1,520,845       $ 1,254,006      $ 1,001,564      $   826,846      $   699,497
                                                 ===========       ===========      ===========      ===========      ===========
INTEREST-BEARING LIABILITIES
 Deposits                                        $   656,988       $   571,432      $   497,542      $   382,557      $   313,542
 Repurchase agreements                               596,226           416,171          247,915          242,335          195,337
 Borrowings                                          174,900           189,388          204,816          145,466          137,472
                                                 -----------       -----------      -----------      -----------      -----------
                                                 $ 1,428,114       $ 1,176,991      $   950,273      $   770,358      $   646,351
                                                 ===========       ===========      ===========      ===========      ===========
CAPITAL AND RELATED REGULATORY RATIOS
 Stockholders' equity                            $   124,032       $   107,030      $    89,394      $    79,903      $    69,705
                                                 -----------       -----------      -----------      -----------      -----------
 Leverage capital                                       8.78%             7.70%            8.17%            8.71%            8.89%
                                                 -----------       -----------      -----------      -----------      -----------
 Total risk-based capital                              24.02%            20.45%           17.53%           18.07%           17.00%
                                                 -----------       -----------      -----------      -----------      -----------
 Tier 1 risk-based capital                             25.28%            21.68%           18.66%           19.14%           17.73%
                                                 -----------       -----------      -----------      -----------      -----------

SELECTED FINANCIAL RATIOS (IN PERCENT):
---------------------------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                          1.84%             1.74%            1.84%            1.82%            1.77%
                                                 -----------       -----------      -----------      -----------      -----------
Return on average common equity (ROE)                  24.36%            21.24%           21.17%           19.30%           19.05%
                                                 -----------       -----------      -----------      -----------      -----------
Efficiency ratio                                       48.09%            50.27%           52.76%           53.43%           59.65%
                                                 -----------       -----------      -----------      -----------      -----------
Expense ratio                                           1.01%             1.13%            1.34%            1.52%            1.61%
                                                 -----------       -----------      -----------      -----------      -----------
Interest rate spread                                    3.37%             3.54%            3.88%            4.03%            4.04%
                                                 -----------       -----------      -----------      -----------      -----------
Dividend payout ratio                                  28.02%            25.42%           24.40%           21.60%           14.12%
                                                 -----------       -----------      -----------      -----------      -----------

OTHER INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------

Number of banking offices                                 19                17               16               16               15
                                                 -----------       -----------      -----------      -----------      -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental extended its string of record earnings to 10 years by posting diluted earnings per share of $1.97 for fiscal year 1999, which is up 25% from $1.57 in fiscal 1998. The Group's fiscal 1999 double-digit growth was principally due to the record volume of mortgage originations, sound performance by the brokerage and trust divisions, continued effective management of interest rate risk and a tight control over operating expenses. Net income available to common shareholders increased to $26.3 million, up 23% from $21.4 million in fiscal 1998. The Group's profitability ratios for 1999 represented returns of 1.84% on assets (ROA) and 24.36% on common stockholders' equity (ROE), compared with an ROA and ROE of 1.74% and 21.24%, respectively, in fiscal 1998.

Financial assets, which include the Group's assets and assets managed by the trust and brokerage business, reached $3.9 billion at the end of fiscal 1999, up 15% from $3.4 billion at the end of fiscal 1998. At June 30, 1999, the Group's assets reached $1.587 billion from $1.313 billion a year ago, an increase of 21%. Assets managed by the trust grew 5% to $1.380 billion versus $1.310 billion a year ago, and assets gathered by the broker-dealer increased 19% to $885.8 million from $741.4 million the year before.

Different components that impacted the Group's performance are discussed in detail in the following pages. In addition, the selected financial data table on page F-1 provides relevant operational ratios and information for the last five years.

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

NET INTEREST INCOME

For fiscal 1999, the Group's net interest income rose 13% to $48.9 million from $43.2 million in fiscal 1998 while the interest rate spread narrowed 17 basis points to 3.37% from 3.54% in fiscal 1998. This growth in net interest income was propelled by a larger volume of interest-earning assets and a modest reduction in the Group's cost of funds. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for fiscal 1999 totaled $113.8 million, up 12% from the $101.3 million posted in fiscal 1998. This increase in interest income was driven by a favorable volume variance of $15.9 million due to a larger average volume of interest-earning assets, partially offset by a unfavorable rate variance of $3.4 million attributed to a decline in the yield performance of interest-earning assets.

Average interest-earning assets for fiscal 1999 reached $1.359 billion, an increase of 19% compared with $1.142 billion in fiscal 1998. This volume increase was fueled by a solid growth in the Group's investment portfolio, mainly mortgage-backed securities and collateralized mortgage obligations, as Oriental continued to replace residential real estate loans sold in the secondary market with tax-advantaged investment securities.

In fiscal 1999, the average yield on interest-earning assets was 8.37%, 50 basis points lower than the 8.87% attained in fiscal 1998. There were two main reasons for the yield erosion experienced in fiscal 1999. First, the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest. Another factor was the compression of the investment portfolio yield, which decreased by 37 basis points to 6.47% from 6.84% attained in fiscal 1998. The decline in the portfolio's yield stemmed from a lower interest rate scenario and the high level of high coupon mortgage-backed securities refinancing activity experienced in fiscal 1999.

Interest expense for fiscal 1999 rose 11.5% or $6.7 million to $64.8 million from $58.1 million reported in fiscal 1998. The principal reason for the increase was the larger base of interest-bearing liabilities used to fund the Group's interest-earning assets growth. This volume effect of $10.1 million was partially tempered by a favorable rate variance of $3.4 million due to a lower average cost of funds. Average interest-bearing liabilities for fiscal 1999 reached $1.297 billion, up 19% from the $1.091 billion a year ago. A larger volume of repurchase agreements and deposits, mainly time deposits and IRA accounts, drove this increase. These increases were used primarily to fund the Group's investment portfolio growth and to repurchase common shares.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
--------------------------------------------------------------------------------

                                                                                (DOLLARS IN THOUSANDS)
                                            ----------------------------------------------------------------------------------
                                                               INTEREST                                AVERAGE RATE
                                            ------------------------------------------         -------------------------------
                                                 1999            1998            1997            1999       1998         1997
                                            ------------------------------------------         -------------------------------
LOANS:
 Real estate                                $   29,412      $   27,292      $   24,591           9.80%       9.74%       9.86%
 Consumer                                       17,092          13,322           8,792          13.75%      13.95%      13.30%
 Commercial and auto loans                       1,325           1,939           2,812          10.34%      10.42%      11.01%
 Financing leases                               13,800          17,828          18,575          11.91%      11.91%      11.85%
                                            ------------------------------------------         -------------------------------
                                                61,629          60,381          54,770          11.14%      11.10%      11.00%
                                            ==========================================         ===============================
INVESTMENTS:
 Mortgage-backed securities and CMO's           36,874          23,874          17,138           6.52%       7.00%       7.12%
 US and PR Government investment securities     14,014          15,863           9,642           6.42%       6.68%       7.16%
 FHLB stock and other investments                1,258           1,189           1,079           5.78%       6.01%       4.79%
                                            ------------------------------------------         -------------------------------
                                                52,146          40,926          27,859           6.47%       6.84%       7.00%
                                            ------------------------------------------         -------------------------------
                                            $  113,775      $  101,307      $   82,629           8.37%       8.87%       9.22%
                                            ==========================================         ===============================
DEPOSITS:
 Savings and demand                         $    2,920      $    2,781      $    2,455           2.22%       2.64%       2.61%
 Time and IRA accounts                          25,930          23,416          18,557           5.36%       5.54%       5.51%
                                            ------------------------------------------         -------------------------------
                                                28,850          26,197          21,012           4.68%       4.96%       4.88%
                                            ------------------------------------------         -------------------------------
BORROWINGS:
 Repurchase agreements                          25,923          19,216          11,340           5.08%       5.37%       5.04%
 FHLB funds                                      3,555           5,300           3,625           5.69%       5.87%       5.86%
 Term notes and other sources of funds           5,314           6,101           6,849           4.88%       5.31%       5.32%
 Interest rate risk management                   1,198           1,325           2,272           0.18%       0.24%       0.55%
                                            ------------------------------------------         -------------------------------
                                                35,990          31,942          24,086           5.28%       5.67%       5.82%
                                            ==========================================         ===============================
                                            $   64,840      $   58,139      $   45,098           5.00%       5.33%       5.34%
                                            ==========================================         ===============================
NET INTEREST INCOME                         $   48,935      $   43,168      $   37,531           3.37%       3.54%       3.88%
                                            ==========================================         ===============================
INTEREST RATE MARGIN                                                                             3.60%       3.78%       4.18%
                                                                                               ===============================
EXCESS OF INTEREST-EARNING ASSETS
OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER
INTEREST-BEARING LIABILITIES RATIO

                                                     (DOLLARS IN THOUSANDS)
                                             ----------------------------------------
                                                         AVERAGE BALANCE
                                             ----------------------------------------
                                                1999            1998           1997
                                             ----------------------------------------
LOANS:
 Real estate                                 $  300,127     $  280,160     $  249,364
 Consumer                                       124,316         95,510         66,103
 Commercial and auto loans                       12,812         18,607         25,539
 Financing leases                               115,867        149,678        156,769
                                             ----------------------------------------
                                                553,122        543,955        497,775
                                             ----------------------------------------
INVESTMENTS:
 Mortgage-backed securities and CMO's           565,904        341,018        240,828
 US and PR Government investment securities     218,130        237,416        134,697
 FHLB stock and other investments                21,760         19,801         22,526
                                             ----------------------------------------
                                                805,794        598,235        398,051
                                             ----------------------------------------
                                             $1,358,916     $1,142,190     $  895,826
                                             ========================================
DEPOSITS:
 Savings and demand                          $  131,791     $  105,523     $   93,945
 Time and IRA accounts                          484,154        422,681        337,021
                                             ----------------------------------------
                                                615,945        528,204        430,966
                                             ----------------------------------------
BORROWINGS:
 Repurchase agreements                          510,049        357,800        225,182
 FHLB funds                                      62,463         90,345         61,822
 Term notes and other sources of funds          108,941        114,995        126,985
 Interest rate risk management                        -              -              -
                                             ----------------------------------------
                                                681,453        563,140        413,989
                                             ========================================
                                             $1,297,398     $1,091,344     $  844,955
                                             ========================================
NET INTEREST INCOME

INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS
OVER INTEREST-BEARING LIABILITIES            $   61,518     $   50,846     $   50,871
                                             ========================================
INTEREST-EARNING ASSETS OVER
INTEREST-BEARING LIABILITIES RATIO            104.74%        104.66%        106.02%
                                             ----------------------------------------

                                                     FISCAL 1999 VS 1998
                                       -----------------------------------------------
                                                                                 BASIS
CHANGES IN NET INTEREST INCOME DUE TO:   VOLUME          RATE         TOTAL     POINTS
--------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans (1) (2)                         $  1,332      $    (84)     $  1,248      0.04%
 Investments                             14,572        (3,352)       11,220     -0.37%
                                       -----------------------------------------------
                                       $ 15,904      $ (3,436)     $ 12,468     -0.50%
                                       ===============================================

INTEREST EXPENSE:
 Deposits                              $  4,098      $ (1,445)     $  2,653     -0.28%
 Borrowings                               6,009        (1,961)        4,048     -0.39%
                                       -----------------------------------------------
                                         10,107        (3,406)        6,701     -0.33%
                                       ===============================================

NET INTEREST INCOME                    $  5,797      $    (30)     $  5,767     -0.17%
                                       ===============================================


                                                     FISCAL 1999 VS 1998
                                       -----------------------------------------------
                                                                                 BASIS
CHANGES IN NET INTEREST INCOME DUE TO:   VOLUME          RATE         TOTAL     POINTS
--------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans (1) (2)                         $  5,384      $    227      $  5,611      0.10%
 Investments                             14,352        (1,285)       13,067     -0.15%
                                       -----------------------------------------------
                                       $ 19,737      $ (1,059)     $ 18,678     -0.35%
                                       ===============================================

INTEREST EXPENSE:
 Deposits                              $  5,021      $    164      $  5,185      0.08%
 Borrowings                               8,169          (313)        7,856     -0.15%
                                       -----------------------------------------------
                                         13,190          (149)       13,041     -0.01%
                                       -----------------------------------------------

Net Interest Income                    $  6,547      $   (910)     $  5,637     -0.34%
                                       ===============================================

(1) - Loans averages exclude non-performing loans.
(2) - Real-estate averages include loans held-for-sale.

The average cost of funds on interest-bearing liabilities for fiscal 1999 was 5.00%, 33 basis points lower than the 5.33% attained in fiscal 1998. This decrease was principally related to a decline in the cost of repurchase agreements, time deposits, IRA accounts and term notes; enhanced by a reduction in the cost of interest-hedging activities (swaps and caps). A favorable lower interest rate scenario resulting from short-term interest rate cuts by the Federal Reserve triggered the overall reduction in cost of funds.

NON-INTEREST INCOME

In fiscal 1999, non-interest revenues continued to be a catalyst of the Group's earnings performance as recurring non-interest income totaled $18.9 million, up 11% versus the $17 million in fiscal 1998. Higher trust, brokerage and money management revenues drove this improvement (see Table 2).

Trust, money management and brokerage fees, the principal component of recurring non-interest income, reflected strong results during fiscal 1999. These fees totaled $10.2 million in fiscal 1999, up 21% versus the $8.4 million in fiscal 1998. This increase was related to a larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary (see "Financial Condition" section).

Fees generated by mortgage banking activities for fiscal 1999 amounted to $4.4 million, 3% lower than the $4.5 million earned in fiscal 1998. The net decrease experienced during the past year was mainly due to losses the Group incurred on the sale of mortgage loans during the last quarter of fiscal 1999. These losses reflect management's decision to sell a large group of real estate loans with a 5.50% yield, which was hindering the loans portfolio yield performance, to improve the Group's yield performance and interest rate risk exposure. The lower amount of gains realized from sale of mortgage loans was partially offset by 43% increase in servicing rights sold. This reflects the larger volume of mortgage loans originated and subsequently sold in fiscal 1999.

Bank services fees and other operating revenues, which consist primarily of fees on deposit accounts, leasing fees, and bank service charges and commissions, totaled $4.3 million in fiscal 1999, a 5% hike versus the $4.1 million reported in fiscal 1998. This improvement was driven by a 24% or $379,000 rise in bank service charges and commissions.

For fiscal 1999, securities and trading gains amounted to $10.3 million versus
1.9 million reported in the same period a year ago. As a result of the favorable market opportunities, during the second and third quarters of fiscal 1999 the Group sold a significant quantity of investment securities as part of its asset/liability management. The gains realized resulted from favorable market conditions as interest rates declined during the latter part of 1998. For further discussion of the Group's investment securities, see Note 2 of the attached Consolidated Financial Statements.

During the second quarter of fiscal 1998, in a move to strengthen its future earnings, the Group sold its mortgage loans servicing portfolio, including $550 million serviced for others. The Group recorded a net gain of $2.7 million on this transaction. The divestiture of the mortgage servicing operation is indicative of a wider strategy guiding the Group to concentrate on mortgage origination, trust, money management, brokerage, personal loans and deposit accounts with higher earnings potential. The lack of servicing income in fiscal 1999 was directly related to this divestiture.

NON-INTEREST EXPENSES

As shown in Table 3, recurring non-interest expenses for fiscal 1999 increased 7.6% to $32.6 million from $30.3 million in fiscal 1998. Notwithstanding the above increase, the efficiency and expense ratios for fiscal 1999 improved to 48.09% and 1.01%, respectively, from 50.27% and 1.13%, respectively, a year earlier.

Employee compensation and benefits, the Group's largest expense category, amounted to $15.1 million or 1.04 % of total average assets for fiscal 1999 versus $15.1 million or 1.22 % of total average assets in fiscal 1998. This lack of growth results from the lower employment levels during the first months of fiscal 1999 as result of the divestiture of the mortgage servicing department and the reengineering of some of the Group's support departments. This favorable variance was offset by merit salary increases and the higher commissions and bonuses paid as result of the increased productivity experienced in fiscal 1999. Consequently, the average compensation per employee in fiscal 1999 rose 6% to $41,300 from $38,800 in fiscal 1998. The composition of the Group's employee compensation and benefits for the periods analyzed remained similar as variable compensation represented about 40% of the total compensation (see Table 4).

Other recurring non-interest expenses for fiscal 1999 increased 15% to $17.6 million as compared to $15.3 million in fiscal 1998. This rise was led by increases in professional and service fees, advertising and business promotion and occupancy and equipment. The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. The advertising and promotion growth results mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in depreciation from leasehold improvements and EDP equipment. This resulted from additional banking offices opened during the past 18 months and the enhancements made to the Group's systems to enable the expansion of its electronic delivery capability and improve the customers' service delivery.

SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS)

                                                                -------------------------------------   ---------
                                                                     1999       1998      INC./(DEC.)      1997
                                                                -------------------------------------   ---------
TABLE 2 - NON-INTEREST INCOME SUMMARY
------------------------------------------------------------------------------------------------------------------
RECURRING NON-INTEREST INCOME:
 Trust, money management and brokerage fees                       $10,211      $ 8,416         21.3%       $ 6,960
 Mortgage banking activities                                        4,371        4,485         -2.5%         2,297
 Fees on deposit accounts                                           1,324        1,500        -11.7%         1,211
 Bank service charges and commissions                               1,941        1,562         24.3%         1,249
 Leasing revenues                                                     994          981          1.3%         2,502
 Other operating revenues                                              82           61         34.4%           202
                                                                  -------      -------      -------        -------
                                                                   18,923       17,005         11.3%        14,421
                                                                  -------      -------      -------        -------
NON RECURRING NON-INTEREST INCOME:
 Securities and trading net activity                               10,276        1,945        428.3%           903
 Servicing income                                                       -          713       -100.0%         1,675
 Net gain on sale of servicing assets                                   -        2,707       -100.0%             -
                                                                  -------      -------      -------        -------
                                                                   10,276        5,365         91.5%         2,578
                                                                  -------      -------      -------        -------

TOTAL NON-INTEREST INCOME                                         $29,199      $22,370         30.5%       $16,999
                                                                  =======      =======      =======        =======

RECURRING NON-INTEREST INCOME TO NON-INTEREST EXPENSES RATIO        57.99%       56.06%                      51.25%
                                                                  -------      -------                     -------

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
 Compensation and benefits                                        $15,057      $15,071         -0.1%       $14,867
 Occupancy and equipment,net                                        5,345        4,151         28.8%         3,556
 Advertising and business promotion                                 3,045        2,602         17.0%         2,085
 Professional and service fees                                      2,144        1,393         53.9%         1,499
 Communications                                                     1,496        1,427          4.8%         1,283
 Municipal and other general taxes                                  1,711        1,633          4.8%           974
 Insurance, including deposits insurance                              458          733        -37.5%           801
 Printing, postage, stationery and supplies                           738          724          1.9%           643
 Real estate owned expenses                                            26           87        -70.1%           128
 Other operating expenses                                           2,613        2,512          4.0%         2,302
                                                                  -------      -------      -------        -------
   RECURRING NON-INTEREST EXPENSES                                 32,633       30,333          7.6%        28,138
 Other non-recurring expenses                                         340          400        -15.0%         1,830
                                                                  -------      -------      -------        -------
   TOTAL NON-INTEREST EXPENSES                                    $32,973      $30,733          7.3%       $29,968
                                                                  =======      =======      =======        =======

RELEVANT RATIOS:
 Efficiency ratio                                                   48.09%       50.27%                      52.76%
                                                                  -------      -------                     -------
 Expense ratio                                                       1.01%        1.13%                       1.34%
                                                                  -------      -------                     -------

TABLE 4 - COMPENSATION AND BENEFITS SUMMARY
------------------------------------------------------------------------------------------------------------------

COMPENSATION AND BENEFITS:
 Fixed                                                            $ 9,066      $ 9,134         -0.7%       $ 9,180
 Variable                                                           5,991        5,937          0.9%         5,687
                                                                  -------      -------      -------        -------
                                                                  $15,057      $15,071         -0.1%       $14,867
                                                                  =======      =======      =======        =======

RELEVANT RATIOS:
 Compensation and benefits to recurring non-interest expenses       46.1%         49.7%                      52.8%
                                                                  -------      -------
 Variable compensation to total compensation                        39.8%         39.4%                      38.3%
                                                                  -------      -------
 Compensation to total average assets                               1.04%         1.22%                      1.53%
                                                                  -------      -------                     -------

 Average compensation per employee                                $  41.3      $  38.8                     $  36.9
                                                                  -------      -------                     -------
 Bank assets per employee                                         $ 4,781      $ 3,785                     $ 2,827
                                                                  -------      -------                     -------

GROUP'S WORK FORCE:
 Bank                                                                 332          347                         378
 Trust                                                                 29           23                          33
 Brokerage                                                             12           10                          10
                                                                  -------      -------                     -------
                                                                      373          380                         421
                                                                  -------      -------                     -------

PROVISION FOR LOAN LOSSES

The provision for loan losses in fiscal 1999 totaled $15.1 million, a $5.5 million increase from the $9.6 million reported in fiscal 1998. The provision for loan losses for fiscal 1997 was $4.9 million. The increase in the provision for fiscal 1999 was in response to the higher level of net charge-offs and non-performing assets, and current and expected economic conditions.

This increase in the provision boosted the Group's coverage ratio of reserve to total loans to 1.54% from 1.03% a year ago. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net charge-offs and credit quality statistics.

PROVISION FOR INCOME TAXES

The provision for income taxes for fiscal 1999 amounted to $3.4 million or 11.4% of pre-tax earnings compared with $3.9 million or 15.2% of pre-tax earnings a year ago, down 11%. The reduction in fiscal 1999 was due to higher amount of tax-exempt income generated by the Group's investment portfolio. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At the end of fiscal 1999, the Group's total assets amounted to $1.587 billion, an increase of 21% when compared to the $1.313 billion a year ago. At the same date, interest-earning assets reached $1.521 billion, an increase of $267 million or 21% versus the $1.254 billion a year earlier. This robust assets growth reflects a significant increase in the investment portfolio of $240 million or 34% (see Table 5).

Investments are Oriental's largest interest-earning assets component. It consists mainly of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, collateralized mortgage obligations and P.R. Government municipal bonds. The investment portfolio is of a high quality, approximately 98% is rated AAA at the end of fiscal 1999 and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate (see Table 5 and Note 2 of the attached Consolidated Financial Statements).

The investment portfolio expansion was driven by a strong growth in mortgage-backed securities and CMO's, which increased to $701 million or 74% of the total portfolio from $403 million or 57% the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities. However, investment securities decreased 28% to $204 million or 22% of the total portfolio from $283 million or 40% a year ago. This reduction reflects the significant quantity of U.S. Government securities sold during fiscal 1999 as part of the Group's asset/liability management. The investment securities sold were replaced with mortgage-backed securities and CMO's that provide the Group with a higher yield and more liquid position (see Table 5 for the Group's investments summary and composition).

At June 30,1999, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $574 million, 5% or $27 million higher than the $547 million a year ago. This growth was led by a rise in the consumer loan portfolio of 18% or $20.4 million, followed by a $46.1 million or 17% increase in the real estate portfolio. These were partially offset by downsized leasing, commercial and auto loans portfolios and an increase in the allowance for loan losses of $3.3 million or 59%. Table 5 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Bank's real estate loans portfolio amounted to $326 million or 56% of the loan portfolio at June 30, 1999, a 17% increase compared to $280 million or 51% of the loan's portfolio the year before. The rise results from a sharp growth in originations due to the lower interest rate environment that increased the demand for mortgage loans to purchase homes as well as the demand for refinancing existing mortgages.

At the end of fiscal 1999, the consumer loans portfolio totaled $136 million or 23% of the Group's loan portfolio, a 18% growth compared to the $116 million or 21% of the Group's loan portfolio a year ago. Personal loans which amounted to $109 million at the end of fiscal 1999, or 20% over the $91 million reported the year before, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards implemented using a credit scoring system.

The Bank's leasing portfolio amounted to $110 million or 19% of the loan portfolio at the end of fiscal 1999, a 22% decrease versus $141 million or 26% of the loan portfolio a year ago. The downsizing reflects the Group's intentional slowdown in lease originations, largely attributed to the strengthening of the underwriting standards in response to credit losses experienced during the past year, (see "Provision for Loan Losses" under "Results of Operations").

SELECTED FINANCIAL DATA
(Dollars in thousands)

                                                           --------------------------------------------  ------------
                                                                 1999          1998       INC./(DEC.)        1997
                                                           --------------------------------------------  ------------
TABLE 5 -  BANK ASSETS SUMMARY AND COMPOSITION
---------------------------------------------------------------------------------------------------------------------
INVESTMENTS:
 Mortgage-backed securities and CMO's                        $  701,054     $  402,703        74.1%       $  278,349
 US and PR Government securities                                204,227        283,248       -27.9%          151,978
 FHLB stock and other investments                                41,248         20,701        99.3%           38,267
                                                             ----------     ----------       -----        ----------
                                                                946,529     $  706,652        33.9%          468,594
                                                             ----------     ----------       -----        ----------
LOANS:
 Real estate                                                    326,291        280,190        16.5%          271,249
 Consumer                                                       136,175        115,788        17.6%           77,627
 Financing leases                                               110,297        141,113       -21.8%          166,660
 Commercial and auto                                             10,555         15,921       -33.7%           22,842
                                                             ----------     ----------       -----        ----------
                                                                583,318        553,012         5.5%          538,378
 Allowance for loan losses                                       (9,002)        (5,658)       59.1%           (5,408)
                                                             ----------     ----------       -----        ----------
                                                                574,316        547,354         4.9%          532,970
                                                             ----------     ----------       -----        ----------

 TOTAL INTEREST-EARNING ASSETS                                1,520,845      1,254,006        21.3%        1,001,564
                                                             ----------     ----------       -----        ----------

Non-interest earning assets                                      66,502     $   59,318        12.1%       $   67,032
                                                             ----------     ----------       -----        ----------

 TOTAL ASSETS                                                $1,587,347     $1,313,324        20.9%       $1,068,596
                                                             ==========     ==========       =====        ==========

INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMO's                              74.0%          57.0%                         59.4%
 US and PR Government securities                                   21.6%          40.1%                         32.4%
 FHLB stock and other investments                                   4.4%           2.9%                          8.2%
                                                             ----------     ----------                    ----------
                                                                  100.0%         100.0%                        100.0%
                                                             ==========     ==========                    ==========
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                       56.0%          50.7%                         50.4%
 Consumer                                                          23.3%          20.9%                         14.4%
 Financing leases                                                  18.9%          25.5%                         31.0%
 Commercial and auto                                                1.8%           2.9%                          4.2%
                                                             ----------     ----------                    ----------
                                                                  100.0%         100.0%                        100.0%
                                                             ==========     ==========                    ==========

TABLE 6 -  LIABILITIES SUMMARY AND COMPOSITION
-------------------------------------------------------------------------------------------------------------------
DEPOSITS:
 Savings and demand deposits                                 $  142,679     $  112,533        26.8%       $  106,995
 Time deposits and IRA accounts                                 508,648        455,061        11.8%          387,836
 Accrued Interest                                                 5,661          3,838        47.5%            2,711
                                                             ----------     ----------       -----        ----------
                                                                656,988     $  571,432        15.0%       $  497,542
                                                             ----------     ----------       -----        ----------
BORROWINGS:
 Repurchase agreements                                          596,226     $  416,171        43.3%       $  247,915
 FHLB funds                                                      68,400         74,800        -8.6%           89,800
 Term notes and other sources of funds                          106,500        114,588        -7.1%          115,016
                                                             ----------     ----------       -----        ----------
                                                                771,126     $  605,559        27.3%       $  452,731
                                                             ----------     ----------       -----        ----------

 TOTAL INTEREST-BEARING LIABILITIES                           1,428,114      1,176,991        21.3%          950,273
                                                             ----------     ----------       -----        ----------

Non interest-bearing liabilities                                 35,201       $ 29,303        20.1%           28,929
                                                             ----------     ----------       -----        ----------

 TOTAL LIABILITIES                                           $1,463,315     $1,206,294        21.3%       $  979,202
                                                             ==========     ==========       =====        ==========

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                       21.7%          19.7%                         21.5%
 Time deposits and IRA accounts                                    77.4%          79.6%                         78.0%
 Accrued Interest                                                   0.9%           0.7%                          0.5%
                                                             ----------     ----------                    ----------
                                                                  100.0%         100.0%                        100.0%
                                                             ==========     ==========                    ==========
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                                             77.3%          68.7%                         54.8%
 FHLB funds                                                         8.9%          12.4%                         19.8%
 Term notes and other sources of funds                             13.8%          18.9%                         25.4%
                                                             ----------     ----------                    ----------
                                                                  100.0%         100.0%                        100.0%
                                                             ==========     ==========                    ==========


TABLE 7 - CAPITAL, DIVIDENDS AND STOCK DATA
-------------------------------------------------------------------------------------------------------------------

CAPITAL DATA:
 Stockholders' equity                                        $  124,032     $  107,030        15.9%       $   89,394
                                                             ----------     ----------       -----        ----------
 Leverage Capital (minimum required - 4.00%)                       8.78%          7.70%        14.1%            8.17%
                                                             ----------     ----------       -----        ----------
 Total Risk-Based Capital (minimum required - 8.00%)              24.02%         20.45%        17.5%           17.53%
                                                             ----------     ----------       -----        ----------
 Tier 1 Risk-Based capital (minimum required - 4.00%)             25.28%         21.68%        16.6%           18.66%
                                                             ----------     ----------       -----        ----------

STOCK DATA:
 Outstanding common shares, net of treasury shares               12,835         13,234        -2.0%           13,177
                                                             ----------     ----------       -----        ----------
 Book value                                                  $     7.05     $     8.09       -12.9%       $     6.72
                                                             ----------     ----------       -----        ----------
 Market Price at end of period                               $    24.13     $    27.66       -12.8%       $    16.95
                                                             ----------     ----------       -----        ----------
 Market capitalization                                       $  309,644     $  362,295       -14.5%       $  223,409
                                                             ----------     ----------       -----        ----------

DIVIDEND DATA:
 Dividends declared                                          $    7,369     $    5,442        35.4%       $    4,369
                                                             ----------     ----------       -----        ----------
 Dividends declared per share                                $    0.563     $    0.413        36.5%       $    0.330
                                                             ----------     ----------       -----        ----------
 Payout ratio                                                     28.02%         25.42%        10.2%           24.40%
                                                             ----------     ----------       -----        ----------
 Dividend yield                                                    1.94%          1.69%        14.8%            2.63%
                                                             ----------     ----------       -----        ----------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                          --------------------     ---------
                                                  PRICE
                                          --------------------     DIVIDEND
                                            HIGH         LOW       PER SHARE
                                          -------      -------     ---------
FISCAL 1999:
June 30, 1999                             $ 29.87      $ 24.13      $ 0.150
                                          -------      -------      -------
March 31, 1999                            $ 29.63      $ 27.50      $ 0.150
                                          -------      -------      -------
December 31, 1998                         $ 32.00      $ 28.00      $ 0.150
                                          -------      -------      -------
September 30, 1998                        $ 32.26      $ 28.84      $ 0.113
                                          -------      -------      -------

FISCAL 1998:
June 30, 1998                             $ 34.60      $ 27.66      $ 0.113
                                          -------      -------      -------
March 31, 1998                            $ 29.35      $ 24.85      $ 0.113
                                          -------      -------      -------
December 31, 1997                         $ 23.63      $ 18.38      $ 0.094
                                          -------      -------      -------
September 30, 1997                        $ 22.28      $ 16.95      $ 0.094
                                          -------      -------      -------

FISCAL 1997:
June 30, 1998                             $ 16.95      $ 13.65      $ 0.090
                                          -------      -------      -------
March 31, 1998                            $ 16.20      $ 12.53      $ 0.090
                                          -------      -------      -------
December 31, 1997                         $ 13.20      $ 10.95      $ 0.075
                                          -------      -------      -------
September 30, 1997                        $  9.81      $ 10.95      $ 0.075
                                          -------      -------      -------



TABLE 8 - FINANCIAL ASSETS SUMMARY
--------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Trust assets managed                                        $1,380,200     $1,310,000         5.4%       $1,088,600
 Assets gathered by broker-dealer                               885,800        741,400        19.5%          524,900
                                                             ----------     ----------       -----        ----------
   MANAGED ASSETS                                             2,266,000      2,051,400        10.5%        1,613,500
 Group assets                                                 1,587,300      1,313,300        20.9%        1,068,600
                                                             ----------     ----------       -----        ----------
                                                             $3,853,300     $3,364,700        14.5%       $2,682,100
                                                             ==========     ==========       =====        ==========

LIABILITIES AND FUNDING SOURCES

As shown in Table 6, at June 30, 1999, Oriental's total liabilities reached $1.463 billion, 21% higher than the $1.206 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.428 billion at the end of fiscal 1999 versus $1.177 billion the year before, a 21% increase. This growth was driven by increases in deposits and repurchase agreements of 15% or $86 million and 43% or $180 million, respectively.

Deposits at the end of fiscal 1999, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $656.9 million, up 15% versus the $571.4 million a year ago. This rise, driven by a 12% growth in time deposits and IRA accounts, reflects the inflow of assistance and insurance payments from Hurricane Georges as well as a long-term trend toward greater usage of banks in the Puerto Rican economy. Table 6 presents the composition of the Group's deposits at the end of the periods analyzed.

Borrowings are Oriental's largest interest-bearing liability component. It consists of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. As of June 30, 1999, they amounted to $771.1 million, 27% higher than the $605.5 million a year ago. This increase reflects a strong growth in repurchase agreements, which was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group's mortgages and investment securities. Table 7 presents the composition of the Group's other borrowings at the end of the periods analyzed.

STOCKHOLDERS' EQUITY

At June 30, 1999, Oriental's total stockholders' equity reached $124 million, a 16% increase from $107 million a year ago. Fiscal 1999 earnings of $26.6 million and $32.3 million net proceeds generated from the issuance of preferred stock drove this growth. These were partially offset by a decline in accumulated other comprehensive income, an increase in dividends declared and treasury stock repurchases. For more information about the Group's of stockholders' equity expansion, refer to the Consolidated Statement of Changes in Stockholders' Equity included in the attached consolidated financial statements.

During fiscal 1999, the Group continued its aggressive repurchase program, as authorized by the board of directors, and repurchased 608,526 shares of its common stock. This brings to 903,786 shares with a cost of $23.4 million the number of shares held by the Group's treasury.

The Group's common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. The market value of the Group's common stock on the NYSE at June 30, 1999 was $24.13 per share versus $27.66 per share a year earlier. The Group's market capitalization decreased to $309.6 million as compared to $362.3 million a year ago. The book value per share as of June 30, 1999 fell to $7.05 from $8.09 a year ago. The decrease in book value reflects the lower amount of common equity due to the significant decline in accumulated other comprehensive income.

During fiscal 1999, the Group declared dividends amounting to $7.4 million or $0.563 per share compared to $5.4 million or $0.413 per share in fiscal 1998, up 36.5%. For fiscal 1999, the dividend payout ratio and dividend yield were 28.02% and 1.94%, respectively, compared to 25.42% and 1.69%, respectively, in the preceding fiscal year.

The Group continues to be a "well capitalized" institution, the highest classification available under the capital standards set by the Federal Deposit Insurance Corporation. To be in a "well capitalized" position, banks or bank holding companies must meet or exceed a leverage ratio of 5%, have a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10%. At June 30, 1999, the Group had a leverage ratio of 8.78%; a Tier 1 risk-based ratio of 25.28%; and a total risk-based capital ratio of 24.02% compared to 7.70%, 20.45% and 21.68%, respectively, a year ago.

GROUP'S FINANCIAL ASSETS

At June 30, 1999, the Group`s total financial assets owned or managed, which consists of the Group's assets, assets managed by the trust and assets gathered by the broker-dealer, reached $3.853 billion, an increase of 15% when compared to the $3.364 billion a year ago. At June 30, 1999, the Group's consolidated assets reached $1.587 billion from $1.313 billion a year ago, an increase of 21%. Assets managed by the trust grew 5% to $1.380 billion versus $1.310 billion a year ago, and assets gathered by the broker-dealer increased 20% to $885.8 million from $741.4 million the year before (see Table 8).

The main component of the Group's financial assets is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, please refer to Group's Assets under Financial Condition.

Oriental's second largest financial asset component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At June 30, 1999, total assets managed by the Group's trust amounted $1.380 billion, 5% higher than the $1.310 billion a year ago. This increase was fueled by a solid 14% growth in individual retirement accounts
(IRA), the most significant asset managed, which totaled $527.1 million versus the $462.5 million a year ago, followed by a 20% growth in 401(K) and Keogh retirement plans managed.

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At June 30, 1999, total assets gathered by the broker-dealer from its customer investment accounts reached $885.8 million, up 20% from $741.4 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

As of June 30, 1999, the Group's allowance for loan losses amounted to $9.0 million or 1.54% of total loans versus $5.7 million or 1.03% a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other relevant factors.

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico's economic condition. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses. Such agencies may require the Group to recognize additions to the allowance based on their judgment of information available at the time of the examinations.

Net credit losses for fiscal 1999, totaled $11.8 million or 2.05% of average loans, compared to $9.3 million or 1.66% of average loans for fiscal 1998. The higher level of credit losses experienced during fiscal 1999 was primarily associated with a rise in consumer loans and financing leases net credit losses; see Provision for Loan Losses under Results of Operations. It is worth noting that the health of the consumer sector in Puerto Rico appears to be improving, as management expects the level of credit losses in these portfolios to stabilize in fiscal 2000. Table 9 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

As shown on Table 10, as of June 30, 1999, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end of fiscal 1999, the Group's asset quality remained stable as non-performing assets totaled $20.4 million or 1.29% of total assets versus $17.6 million or 1.34% of total assets at the same date in fiscal 1998. The increase was principally due to a rise in non-performing loans, mainly well secured real estate loans. Higher loan volumes and the increased level of personal bankruptcies were leading factors for this growth.

At June 30, 1999, the allowance for loan losses to non-performing loans coverage ratio improved to 46.06% from 35.60% a year ago; excluding the lesser risk real estate loans, the ratio substantially improved to 92.23% from 61.29% for the respective periods. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - Except for well secured residential loans, are placed on a non-accrual basis when they become 90 days or more past due. At June 30, 1999, the Group's non-performing real estate loans totaled $9.7 million or 50.1% of the Group's non-performing loans. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management believes that no material losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due. At June 30, 1999, the Group's non-performing commercial business loans amounted to $1.2 million or 5.9% of the Group's non-performing loans. Of the total balance, $990,000 or 11 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due. At June 30, 1999, the Group's non-performing auto and equipment leases portfolio amounted to $7.7 million or 39.2% of the Group's total non-performing loans and was comprised of 651 units. The underlying collateral secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due. At June 30, 1999, the Group's non-performing consumer loans amounted to $942,000 or 4.8% of the Group's total non-performing loans. Consumer loans are charged-off when payments are delinquent 120 days.


                                               1999        1998         1997         1996         1995
                                            ----------  ----------   ----------   ----------   ----------

TABLE 9 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
---------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                           $   5,658   $   5,408    $   4,496    $   3,127   $    3,934
                                            ==========  ==========   ==========   ==========  ==========

Provision for loan losses                      15,095       9,545        4,900        4,600        2,550
Net charge-off's                              (11,751)     (9,295)      (3,988)      (3,231)      (3,357)
                                            ----------  ----------   ----------   ----------   ----------
Net increase (decrease)                         3,344         250          912        1,369         (807)
                                            ==========  ==========   ==========   ==========  ==========

ENDING BALANCE                              $   9,002   $   5,658    $   5,408    $   4,496    $   3,127
                                            ==========  ==========   ==========   ==========  ==========
CHARGE-OFF'S:
 Real estate                                $      (2)  $    (187)   $     (53)   $    (193)   $    (147)
 Consumer                                      (6,020)     (5,197)      (1,850)      (1,131)      (1,594)
 Leasing                                       (7,059)     (5,442)      (3,248)      (2,424)      (1,566)
 Commercial and others                         (1,532)       (658)        (110)        (231)        (212)
                                            ----------  ----------   ----------   ----------   ----------
                                              (14,613)    (11,484)      (5,261)      (3,979)      (3,519)
                                            ==========  ==========   ==========   ==========  ==========
RECOVERIES:
 Real estate                                $      16   $      12    $      30    $       -    $      25
 Consumer                                       1,423         417          250          204           59
 Leasing                                        1,093       1,545          956          497            -
 Commercial and others                            330         215           37           47           78
                                            ----------  ----------   ----------   ----------   ----------
                                                2,862       2,189        1,273          748          162
                                            ==========  ==========   ==========   ==========  ==========
NET CHARGE-OFF'S:
 Real estate                                       14        (175)         (23)        (193)        (122)
 Consumer                                      (4,597)     (4,780)      (1,600)        (927)      (1,535)
 Leasing                                       (5,966)     (3,897)      (2,292)      (1,927)      (1,566)
 Commercial and others                         (1,202)       (443)         (73)        (184)        (134)
                                            ----------  ----------   ----------   ----------   ----------
                                            $ (11,751)  $  (9,295)   $  (3,988)   $  (3,231)   $  (3,357)
                                            ==========  ==========   ==========   ==========  ==========
LOANS:
 Outstanding                                $ 583,318   $ 551,078    $ 537,881    $ 480,606    $ 412,519
                                            ----------  ----------   ----------   ----------   ----------
 Average loans                              $ 572,664   $ 560,184    $ 512,219    $ 454,777    $ 366,152
                                            ----------  ----------   ----------   ----------   ----------
RATIOS:
 Recoveries to net-charge-off's                 19.6%       19.1%        24.2%        18.8%         4.6%
                                            ----------  ----------   ----------   ----------   ----------
 Net charge-off's to average loans              2.05%       1.66%        0.78%        0.71%        0.92%
                                            ----------  ----------   ----------   ----------   ----------
 Allowance coverage ratio                       1.54%       1.03%        1.01%        0.94%        0.76%
                                            ----------  ----------   ----------   ----------   ----------

TABLE 10 - NON-PERFORMING ASSETS (AT JUNE 30,):
---------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS:
 Non-performing loans                       $  19,542   $  15,895    $  13,285    $   9,450    $   7,550
 Foreclosed real estate                           383         413          698          842          800
 Repossessed autos                                438         951        1,253          831          892
 Repossessed equipment                             46         344          486          486          157
                                            ----------  ----------   ----------   ----------   ----------
                                            $  20,409   $  17,603    $  15,722    $  11,608    $   9,399
                                            ==========  ==========   ==========   ==========  ==========
NON-PERFORMING LOANS:
 Real estate                                $   9,782   $   6,663    $   5,575    $   4,069    $   4,211
 Consumer                                         942         713        2,118        1,228          318
 Financing leases                               7,652       7,879        4,778        3,641        1,539
 Commercial                                     1,166         640          814          512        1,482
                                            ----------  ----------   ----------   ----------   ----------
                                            $  19,542   $  15,895    $  13,285    $   9,450    $   7,550
                                            ==========  ==========   ==========   ==========  ==========
NON-PERFORMING LOANS COMPOSITION:
 Real estate                                    50.1%       41.9%        42.0%        43.1%        55.8%
 Consumer                                        4.8%        4.5%        15.9%        13.0%         4.2%
 Financing leases                               39.2%       49.6%        36.0%        38.5%        20.4%
 Commercial                                      5.9%        4.0%         6.1%         5.4%        19.6%
                                            ----------  ----------   ----------   ----------   ----------
                                               100.0%      100.0%       100.0%       100.0%       100.0%
                                            ==========  ==========   ==========   ==========  ==========
RELEVANT RATIOS:
 Non-performing loans to total loans            3.35%       2.87%        2.47%        1.97%        1.83%
                                            ----------  ----------   ----------   ----------   ----------
 Non-performing loans reserve coverage ratio   46.06%      35.60%       40.71%       47.58%       41.42%
                                            ----------  ----------   ----------   ----------   ----------
 Non-performing loans reserve coverage ratio
 (excluding real estate loans)                 92.23%      61.29%       70.14%       83.55%       93.65%
                                            ----------  ----------   ----------   ----------   ----------
 Non-performing assets to total assets          1.29%       1.34%        1.47%        1.32%        1.26%
                                            ----------  ----------   ----------   ----------   ----------
 Non-performing assets to total capital        16.45%      16.45%       17.59%       14.53%       13.48%
                                            ----------  ----------   ----------  -----------  -----------


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

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. At June 30, 1999, the inventory of repossessed automobiles and equipment consisted of 27 units and 8 units, respectively, amounting to $438,000 ($16,220 average per unit) and $46,000 ($5,750 average per unit), respectively.

YEAR 2000 READINESS DISCLOSURE

The Group is the only bank holding company in Puerto Rico to close its fiscal year on June 30th; we are already in fiscal year 2000. Therefore, our additional computer capacity and all of the Management Information Systems
(MIS) have been Y2K tested and are fully compliant with regulatory guidelines.

SELECTED QUARTERLY FINANCIAL DATA

Table 11 sets forth selected unaudited quarterly financial information. However, in management's opinion, all adjustments necessary to fairly present the results of operations of such periods, are reflected therein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's interest rate risk and asset/liability management are the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is composed of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process, oversees the Group's sources, uses and pricing of funds.

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

The Group is liability sensitive due to its fixed rate and medium-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group uses interest rate swaps and caps as a hedging mechanism to offset said mismatch and control exposures of interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates.

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. If (1) the weighted average rates in effect at June 30, 1999 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:


                                                   (IN THOUSANDS)
   ---------------------------------------------------------------------------------------------------------------
           CHANGE IN                      EXPECTED                    AMOUNT                      PERCENT
         INTEREST RATE                    NII (1)                     CHANGE                       CHANGE
   ---------------------------     -----------------------     ----------------------      -----------------------
   Base Scenario                                  $46,959                   $     -                            -
   +200 Basis points                              $41,671                   $(5,288)                       -11.2%
   -200 Basis points                              $52,521                   $ 5,562                        11.9%


NOTE:

1. The NII figures exclude the effect of the amortization of loan fees.


                                         SEPTEMBER 30,     DECEMBER 31,    MARCH 31,      JUNE 30,          YTD
                                         -------------    -------------  -------------  ------------   ------------
TABLE 11- SELECTED QUARTERLY FINANCIAL INFORMATION:
----------------------------------------------------------------------------------------------------------------------
FISCAL 1999

Interest income                          $     27,003     $     27,642   $     29,382   $    29,748    $   113,775
Interest expense                               15,928           16,060         16,317        16,535         64,840
                                         -------------    -------------  -------------  ------------   ------------
 NET INTEREST INCOME                           11,075           11,582         13,065        13,213         48,935
Provision for loan losses                       2,600            7,150          3,200         2,145         15,095
Non-interest income                             5,807           11,488          6,268         5,637         29,200
Non-interest expenses                           7,372            8,269          8,440         8,893         32,974
Provision for income taxes                        851            1,284          1,070           213          3,418
                                         -------------    -------------  -------------  ------------   ------------
 NET INCOME                                     6,059            6,367          6,623         7,599         26,648
 Less: dividends on preferred stock                 -                -              -          (350)          (350)
                                         -------------    -------------  -------------  ------------   ------------
 NET INCOME AVAILABLE TO SHAREHOLDERS         $ 6,059          $ 6,367        $ 6,623       $ 7,249    $    26,298
                                         =============    =============  =============  ============   ============

PER SHARE DATA:
 Basic                                   $       0.46     $       0.49   $       0.51   $      0.56    $      2.02
                                         -------------    -------------  -------------  ------------   ------------
 Diluted                                 $       0.45     $       0.47   $       0.50   $      0.55    $      1.97
                                         -------------    -------------  -------------  ------------   ------------
 Average common shares and equivalents         13,444           13,471         13,358        13,139
                                         -------------    -------------  -------------  ------------

SELECTED AVERAGE BALANCES:
 Interest-earning assets                 $  1,256,096     $  1,306,323   $  1,402,657   $ 1,471,437
                                         -------------    -------------  -------------  ------------
 Interest-bearing liabilities               1,201,065        1,248,855      1,347,275     1,392,394
                                         -------------    -------------  -------------  ------------
 Total assets                               1,359,396        1,427,877      1,505,737     1,545,070
                                         -------------    -------------  -------------  ------------
 Total stockholders' equity              $    113,892     $    114,908   $    105,870   $   112,972
                                         -------------    -------------  -------------  ------------

SELECTED RATIOS:
 Return on average assets (ROA)                 1.78%            1.78%          1.76%         1.97%
                                         -------------    -------------  -------------  ------------
 Return on average common equity (ROE)         21.28%           22.16%         25.02%        29.95%
                                         -------------    -------------  -------------  ------------
 Efficiency ratio                              47.69%           49.58%         48.02%        46.69%
                                         -------------    -------------  -------------  ------------
 Expense ratio                                  1.02%            1.09%          1.21%         0.83%
                                         -------------    -------------  -------------  ------------
 Interest rate spread                           3.36%            3.39%          3.53%         3.33%
                                         -------------    -------------  -------------  ------------

FISCAL 1998

Interest income                          $     23,420     $     24,819   $     26,000   $    27,069    $   101,308
Interest expense                               13,569           14,385         14,800        15,386         58,140
                                         -------------    -------------  -------------  ------------   ------------
 NET INTEREST INCOME                            9,851           10,434         11,200        11,683         43,168
Provision for loan losses                       1,300            3,700          1,900         2,645          9,545
Non-interest income                             5,011            6,728          4,386         6,245         22,370
Non-interest expenses                           7,657            7,389          7,423         8,264         30,733
Provision for income taxes                        968              857            825         1,200          3,850
                                         -------------    -------------  -------------  ------------   ------------
 NET INCOME                                     4,937            5,216          5,438         5,819         21,410
                                         -------------    -------------  -------------  ------------   ------------

PER SHARE DATA:
 Basic                                   $       0.38     $       0.39   $       0.41   $      0.44    $      1.62
                                         -------------    -------------  -------------  ------------   ------------
 Diluted                                 $       0.36     $       0.38   $       0.40   $      0.43    $      1.57
                                         -------------    -------------  -------------  ------------   ------------
 Average common shares and equivalents         13,634           13,754         13,725        13,386
                                         -------------    -------------  -------------  ------------

SELECTED AVERAGE BALANCES:
 Interest-earning assets                 $  1,049,981     $  1,105,441   $  1,179,258   $ 1,235,253
                                         -------------    -------------  -------------  ------------
 Interest-bearing liabilities               1,005,669        1,057,950      1,123,857     1,177,901
                                         -------------    -------------  -------------  ------------
 Total assets                               1,151,815        1,192,454      1,262,333     1,315,048
                                         -------------    -------------  -------------  ------------
 Total stockholders' equity              $     93,210     $     99,379   $    103,820   $   106,868
                                         -------------    -------------  -------------  ------------

SELECTED RATIOS:
 Return on average assets (ROA)                 1.71%            1.75%          1.72%         1.77%
                                         -------------    -------------  -------------  ------------
 Return on average common equity (ROE)         21.19%           20.99%         20.95%        21.78%
                                         -------------    -------------  -------------  ------------
 Efficiency ratio                              52.52%           47.37%         48.52%        47.38%
                                         -------------    -------------  -------------  ------------
 Expense ratio                                  1.11%            1.15%          1.15%         0.93%
                                         -------------    -------------  -------------  ------------
 Interest rate spread                           3.57%            3.60%          3.53%         3.53%
                                         -------------    -------------  -------------  ------------


LIQUIDITY RISK MANAGEMENT

Liquidity refers to the level of cash, eligible investments easily converted into cash and lines of credit available to meet unanticipated requirements. The objective of the Group's liquidity management is to meet operating expenses and ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and the maturities of borrowings. Other objectives pursued in the Group's liquidity management are the diversification of funding sources and the control of interest rate risk. Management tries to diversify the sources of financing used by the Group to avoid undue reliance on any particular source.

At the end of fiscal 1999, the Group's liquidity was deemed appropriate. It included $53 million available from unused lines of credit with other financial institutions and $149 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term reverse repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, and the repayment of maturing deposits and borrowings.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1999 AND 1998
(IN THOUSANDS)

ASSETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         1999             1998
                                                                                                     -----------      -----------

Cash and due from banks                                                                              $     8,060      $     8,831
                                                                                                     -----------      -----------

INVESTMENTS AND SECURITIES:
     Money market investments                                                                             27,991           10,658
     Trading securities, at fair value                                                                    17,307           42,440
     Investment securities available-for-sale, at fair value                                             379,894          481,360
     Investment securities held-to-maturity, at cost ( fair value $499,234; 1998 - $164,404 )            508,080          162,151
     Federal Home Loan Bank (FHLB)  stock, at cost                                                        13,257           10,043
                                                                                                     -----------      -----------
          TOTAL INVESTMENTS AND SECURITIES                                                               946,529          706,652
                                                                                                     ===========      ===========

LOANS:
     Loans held-for-sale, at lower of cost or market                                                      55,206           36,359
     Loans receivable, net                                                                               519,110          510,995
                                                                                                     -----------      -----------
         TOTAL LOANS, NET                                                                                574,316          547,354
                                                                                                     ===========      ===========
Accrued interest receivable                                                                               18,017           14,928
Foreclosed real estate, net                                                                                  383              413
Premises and equipment, net                                                                               21,651           19,555
Other assets, net                                                                                         18,391           15,591
                                                                                                     -----------      -----------

TOTAL ASSETS                                                                                         $ 1,587,347      $ 1,313,324
                                                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
     Savings and demand                                                                              $   142,679      $   112,533
     Time and IRA accounts                                                                               508,648          455,061
     Accrued interest                                                                                      5,661            3,838
                                                                                                     -----------      -----------
         TOTAL DEPOSITS                                                                                  656,988          571,432
                                                                                                     ===========      ===========
BORROWINGS:
     Securities sold under agreements to repurchase                                                      596,226          416,171
     Advances and borrowings from Federal Home Loan Bank                                                  68,400           74,800
     Term notes and other borrowings                                                                     106,500          114,588
                                                                                                     -----------      -----------
         TOTAL BORROWINGS                                                                                771,126          605,559
                                                                                                     ===========      ===========

Accrued expenses and other liabilities                                                                    35,201           29,303
                                                                                                     -----------      -----------

     TOTAL LIABILITIES                                                                                 1,463,315        1,206,294
                                                                                                     ===========      ===========
COMMITMENTS AND CONTINGENCIES                                                                                -               -
                                                                                                     -----------      -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation                          33,500              -
         value, shares issued and outstanding 1,340,000 in 1999
     Common stock, $1 par value; 20,000,000 shares authorized; shares
         issued and outstanding 13,738,814 (1998 - 10,149,358)                                            13,739           10,149
     Additional paid-in capital                                                                           23,313           27,261
     Legal surplus                                                                                         8,673            5,908
     Retained earnings                                                                                    79,920           63,756
     Treasury stock, at cost, 903,786 shares (1998 - 221,500)                                            (23,401)          (6,199)
     Accumulated other comprehensive (loss) income, net of deferred taxes                                (11,712)           6,155
                                                                                                     -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY                                                                      124,032          107,030
                                                                                                     ===========      ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 1,587,347      $ 1,313,324
                                                                                                     ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                                                 1999              1998             1997
                                                                               ---------         ---------        ---------

INTEREST INCOME:
     Loans                                                                     $  61,628         $  60,381        $  54,770
     Mortgage-backed securities and collateralized mortgage obligations           36,874            23,874           17,138
     Investment securities                                                        14,014            15,863            9,642
     Money market investments and FHLB stock                                       1,259             1,189            1,079
                                                                               ---------         ---------        ---------
         TOTAL INTEREST INCOME                                                   113,775           101,307           82,629
                                                                               =========         =========        =========

INTEREST EXPENSE:
     Deposits                                                                     28,850            26,197           21,012
     Securities sold under agreements to repurchase                               25,923            19,216           11,340
     Other borrowed funds and interest rate risk management                       10,067            12,726           12,746
                                                                               ---------         ---------        ---------
         TOTAL INTEREST EXPENSE                                                   64,840            58,139           45,098
                                                                               ---------         ---------        ---------

         NET INTEREST INCOME                                                      48,935            43,168           37,531
                                                                               ---------         ---------        ---------

Provision for loan losses                                                         15,095             9,545            4,900
                                                                               ---------         ---------        ---------

         NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES                     33,840            33,623           32,631
                                                                               ---------         ---------        ---------

NON-INTEREST INCOME:
     Trust, money management and brokerage fees                                   10,211             8,416            6,960
     Mortgage banking activities                                                   4,371             4,485            2,297
     Bank service charges and fees and other operating income                      4,341             4,104            5,164
     Gain on sale of investment securities                                        10,460             1,030              849
     Trading net activity                                                           (184)              915               54
     Mortgage servicing income                                                       -                 713            1,675
     Gain on sale of servicing assets                                                -               2,707              -
                                                                               ---------         ---------        ---------
         TOTAL NON-INTEREST INCOME                                                29,199            22,370           16,999
                                                                               =========         =========        =========

NON-INTEREST EXPENSES:
     Compensation and benefits                                                    15,057            15,071           14,867
     Occupancy and equipment, net                                                  5,345             4,151            3,556
     Advertising and business promotion                                            3,045             2,602            2,085
     Professional and service fees                                                 2,144             1,393            1,499
     Communications                                                                1,496             1,427            1,283
     Taxes other than income                                                       1,711             1,633              974
     Insurance, including deposit insurance                                          458               733              801
     Printing, postage, stationery and supplies                                      738               724              643
     Other                                                                         2,979             2,999            2,437
     SAIF one-time capitalization assessment                                         -                 -              1,823
                                                                               ---------         ---------        ---------
         TOTAL NON-INTEREST EXPENSE                                               32,973            30,733           29,968
                                                                               =========         =========        =========

         INCOME BEFORE INCOME TAXES                                               30,066            25,260           19,662
Provision for income taxes                                                         3,418             3,850            3,100
                                                                               ---------         ---------        ---------
         NET INCOME                                                               26,648            21,410           16,562
Less: dividends on preferred stock                                                  (350)             --               --
                                                                               ---------         ---------        ---------
         NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $  26,298         $  21,410        $  16,562
                                                                               =========         =========        =========
INCOME PER COMMON SHARE:
     Basic                                                                     $    2.02         $    1.62        $    1.25
                                                                               ---------         ---------        ---------
     Diluted                                                                   $    1.97         $    1.57        $    1.21
                                                                               ---------         ---------        ---------

     Average common shares outstanding                                            13,051            13,257           13,181
     Average potential common share options                                          335               439              495
                                                                               ---------         ---------        ---------
                                                                                  13,386            13,696           13,676
                                                                               =========         =========        =========

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS)


                                                                                          1999            1998              1997
                                                                                       ---------        ---------        ---------


 CHANGES IN STOCKHOLDERS' EQUITY:
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
     Balance at beginning of period                                                    $     -          $     -          $     -
     Issuance of preferred stock                                                          33,500              -                -
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                         33,500              -                -
                                                                                       =========        =========        =========

COMMON STOCK:
     Balance at beginning of period                                                       10,149            7,990            6,633
     Stock split                                                                           3,385            2,012            1,318
     Stock options exercised                                                                 205              147              120
     Common stock repurchased and retired                                                    -                -                (81)
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                         13,739           10,149            7,990
                                                                                       ---------        ---------        ---------

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                                       27,261           28,631           31,234
     Stock split                                                                          (3,385)          (2,012)          (1,318)
     Stock options exercised                                                                 637              642              341
     Preferred stock isssuance costs                                                      (1,200)             -                -
     Common stock repurchased and retired                                                    -                -             (1,626)
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                         23,313           27,261           28,631
                                                                                       =========        =========        =========

LEGAL SURPLUS:
     Balance at beginning of period                                                        5,908            4,002            2,498
     Transfer from retained earnings                                                       2,765            1,906            1,504
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                          8,673            5,908            4,002
                                                                                       =========        =========        =========

RETAINED EARNINGS:
     Balance at beginning of period                                                       63,756           49,694           39,005
     Net income                                                                           26,648           21,410           16,562
     Dividends declared on common stock                                                   (7,369)          (5,442)          (4,369)
     Dividends declared on preferred stock                                                  (350)            --               --
     Transfer to legal surplus                                                            (2,765)          (1,906)          (1,504)
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                         79,920           63,756           49,694
                                                                                       =========        =========        =========

TREASURY STOCK:
     Balance at beginning of period                                                       (6,199)          (1,836)             -
     Treasury stock purchased                                                            (17,202)          (4,363)          (1,836)
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                        (23,401)          (6,199)          (1,836)
                                                                                       =========        =========        =========

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF DEFERRED TAXES:
     Balance at beginning of period                                                        6,155              913              533
     Other comprehensive (loss) income for the year, net of taxes                        (17,867)           5,242              380
                                                                                       ---------        ---------        ---------
         BALANCE AT END OF PERIOD                                                        (11,712)           6,155              913
                                                                                       =========        =========        =========

TOTAL STOCKHOLDERS' EQUITY                                                             $ 124,032        $ 107,030        $  89,394
                                                                                       =========        =========        =========

 COMPREHENSIVE INCOME:

NET INCOME                                                                             $  26,648        $  21,410        $  16,562
                                                                                       ---------        ---------        ---------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
     Unrealized (loss) gain on securities arising during the period                       (7,816)           6,064            1,017
     Realized gains and losses included in net income                                    (10,460)          (1,030)            (849)
     Income tax expense related to items of other comprehensive income                       409              208              212
                                                                                       ---------        ---------        ---------
         NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES         (17,867)           5,242              380
                                                                                       ---------        ---------        ---------

COMPREHENSIVE INCOME                                                                   $   8,781        $  26,652        $  16,942
                                                                                       =========        =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(IN THOUSANDS)


                                                                                          1999          1998          1997
                                                                                      ------------  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $  26,648       $  21,410       $  16,562
                                                                                       =========       =========       =========
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Amortization of deferred loan origination fees and costs                         (5,255)         (4,228)         (3,165)
         Amortization of premiums and accretion of discounts on investment securities      1,818           1,157             451
         Depreciation and amortization of premises and equipment                           2,894           2,498           2,216
         Provision for loan losses                                                        15,095           9,545           4,900
         Gain on sale of investment securities available-for-sale                        (10,460)         (1,030)           (849)
         Gain on sale of servicing assets                                                   --            (2,707)           --
         Gain on sale of loans held-for-sale                                              (1,118)         (1,986)           (531)
         Decrease (increase) in trading securities                                        25,133         (14,200)        (24,945)
         Increase in accrued interest receivable                                          (3,089)         (2,576)         (2,282)
         Increase in other assets                                                         (2,770)         (2,660)         (7,150)
         Increase (decrease) in accrued expenses and other liabilities                     2,960          (3,554)          1,307
                                                                                       ---------       ---------       ---------
             TOTAL ADJUSTMENTS                                                           25,208         (19,741)        (30,048)
                                                                                      =========       =========       =========

             NET CASH PROVIDED BY  (USED IN) OPERATING ACTIVITIES                        51,856           1,669         (13,486)
                                                                                        =========       =========       =========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities available-for-sale                               (513,546)       (296,115)        (34,920)
     Sales of  investment securities available-for-sale                                   242,121         103,864         131,885
     Maturities and redemptions of  investment securities available-for-sale               21,884          23,580           3,430
     Purchases of investment securities held-to-maturity                                   (4,863)           (914)        (36,775)
     Maturities and redemptions of  investment securities held-to-maturity                 70,725          37,297           5,768
     Purchase of Federal Home Loan Bank of New York stock                                  (3,214)           --            (2,631)
     Proceeds from sale of loans held-for-sale                                             92,871          57,904            --
     Proceeds from sale of servicing assets                                                  --            11,855            --
     Net origination of loans                                                            (196,045)       (175,960)       (205,456)
     Capital expenditures                                                                  (4,990)         (2,675)         (3,659)
                                                                                        ---------       ---------       ---------
             NET CASH USED IN INVESTING ACTIVITIES                                       (295,057)       (241,164)       (142,358)
                                                                                        =========       =========       =========

Cash flows from financing activities:
     Net increase (decrease) in:
         Deposits                                                                          85,556          73,889         114,985
         Securities sold under agreements to repurchase                                   180,055         168,256           5,580
         Advances and borrowings from FHLB                                                 (6,400)        (15,000)         43,800
     Issuance of term notes                                                                  --              --            60,000
     Repayments of term notes and other borrowings                                         (8,088)           (428)        (44,450)
     Net proceeds from issuance of preferred stock                                         32,300            --              --
     Proceeds from exercise of stock options                                                  842             789             461
     Treasury stock acquired                                                              (17,202)         (4,363)         (3,543)
     Dividends and cash paid on fractional shares                                          (7,300)         (5,195)         (4,037)
                                                                                        ---------       ---------       ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                    259,763         217,948         172,796
                                                                                        =========       =========       =========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           16,562         (21,547)         16,952
Cash and cash equivalents at beginning of period                                           19,489          41,036          24,084
                                                                                        ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  36,051       $  19,489       $  41,036
                                                                                        =========       =========       =========

CASH AND CASH EQUIVALENTS INCLUDE:
     Cash and due from banks                                                            $   8,060       $   8,831       $  12,812
     Money market investments                                                              27,991          10,658          28,224
                                                                                        ---------       ---------       ---------
                                                                                        $  36,051       $  19,489       $  41,036
                                                                                        =========       =========       =========
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
     Interest paid                                                                      $  62,190       $  55,806       $  44,261
                                                                                        ---------       ---------       ---------
     Income taxes paid                                                                  $   3,946       $   2,860       $   5,031
                                                                                        ---------       ---------       ---------
     Investment securities available-for-sale transferred to held-to-maturity           $ 405,526       $    --         $    --
                                                                                        ---------       ---------       ---------
     Real estate loans securitized into mortgage-backed securities                      $  67,500       $ 102,300       $ 147,536
                                                                                        ---------       ---------       ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   ORIENTAL FINANCIAL GROUP INC.
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Oriental Financial Group Inc. (the "Group" or "Oriental") conform with generally accepted accounting principles ("GAAP") and financial services industry practices. The following is a description of the Group's most significant accounting policies:

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a bank holding company incorporated under the laws of Puerto Rico, which provides a variety of financial services through its subsidiaries. Oriental Bank and Trust (the "Bank"), the Group's bank subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp. "OFS", offers mortgage, commercial and consumer lending, auto lease financing, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is subject to the laws and regulations of federal and local agencies.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions which affect the reported amounts of assets and liabilities as well as contingent assets and liabilities as of the date of the financial statements. These estimates and assumptions also affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Group and its direct and indirect wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Group considers as cash equivalents all liquid debt instruments with maturities of three months or less at the date of acquisition.

INCOME PER COMMON SHARE

Basic earnings per share excludes potential dilution and is calculated by dividing net income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average number of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For purposes of the diluted earnings per share computation, the Group includes outstanding common stock options when their issuance is not contingent on the attainment of a certain predefined amount of earnings in the future by application of the treasury stock method. Contingent shares are considered in the computation when the condition is attained. Any stock splits are retroactively recognized in all periods presented in the financial statements.

SECURITIES PURCHASED / SOLD UNDER AGREEMENTS TO RESELL / REPURCHASE

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group's policy to take possession of securities purchased under resale agreements. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. Also, the Group sells securities under agreements to repurchase the same or similar securities. Such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as a liability. The securities underlying the financing agreements remain included in the asset accounts.

INVESTMENT SECURITIES

The Group's securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in other comprehensive income.

The Group classifies as trading, those securities that are acquired and held principally for the purpose of selling them in the near term. Trading securities are carried at estimated fair value with realized and unrealized changes in market value included in earnings in the period in which the changes occur. Interest revenue arising from trading securities is included in the statement of income as part of net interest income rather than in the trading profit or loss account.

The Group's investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

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

INTEREST RATE RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Group enters into interest rate exchange agreements, such as swaps and caps, and other derivative financial instruments to manage its interest rate risk exposure. Interest rate swaps and caps are not recognized in the consolidated statement of financial condition and are not marked-to-market. The net effect of amounts to be paid or received under interest rate swaps is recorded as an adjustment to interest expense in the period in which realized. Premiums on caps are amortized over the term of the contract. Income or expenses arising from the instruments are recorded in the category appropriate to the related asset or liability.

MORTGAGE BANKING ACTIVITIES AND LOANS HELD-FOR-SALE

The Group originates FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution.

Mortgage loans intended for sale in the secondary market are stated at the lower of cost or market and are reported as loans held-for-sale. When these loans are sold or securitized into mortgage-backed securities, a gain or loss is recognized to the extent that the fair value of the securities or cash received exceeds, or is less than, the carrying value of the loans sold.

The Group sells the rights to service mortgage loans for others. The gain on the sale of these rights is determined by allocating the total cost of mortgage loans to be sold to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Servicing rights on mortgage loans held by the Group are also sold. This gain is deferred and amortized over the expected life of the loan.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at their outstanding principal balance, less undisbursed portion, unearned interest and allowance for loan losses. Loan origination fees and costs are deferred and amortized over the estimated life of the loans as an adjustment of yield using the interest method. Unearned interest on installment loans is recognized as income under a method which approximates the interest method. Interest on loans not made on a discounted basis is credited to income based on the loan principal outstanding at stated interest rates.

Recognition of interest is discontinued when loans are 90 days or more in arrears on principal and interest, except for well collaterized real estate loans where recognition is discontinued when other factors indicate that collection of interest or principal is doubtful. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Group measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. All loans are evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for leases and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment.

SALE OF THE MORTGAGE SERVICING PORTFOLIO

In October 1997, the Group sold its mortgage servicing portfolio to a local mortgage banking institution. At the date of this transaction, the servicing portfolio and related servicing rights amounted to approximately $550,000,000 and $6,121,000, respectively. The Group recorded a net gain of $2.7 million on this transaction. For the years ended June 30, 1998 and 1997, the mortgage servicing portfolio generated servicing fees of $874,000 and $2,376,000, respectively.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

Long-lived assets and identifiable intangibles related to those assets to be held and used, except for financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses reported in fiscal years 1999, 1998 and 1997.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The Group follows the specific criteria established by Statement of Financial Accounting Standard 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" to determine when control has been surrendered in a transfer of financial assets. As such, it recognizes on its financial statements the financial assets and servicing assets it controls and the liabilities its has incurred. At the same time, it derecognizes financial assets when control has been surrendered and liabilities when they are extinguished.

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

STOCK OPTION PLAN

As further discussed in Note 10 to the consolidated financial statements, the Group has two stock options plans. These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group's stock at measurement date over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a financial statement be displayed with the same prominence as other financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In Oriental's case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available-for-sale. The presentation of comprehensive income required by this statement is set forth in the statement of changes in stockholders' equity and of comprehensive income.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

During fiscal 1999, the Group adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. It also requires disclosure of product and services, geographic areas and major customers. Such disclosures are included in Note 17.

NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities." This new standard becomes effective for all fiscal quarters beginning after June 15, 2000, pursuant to SFAS No.137 "Deferring of SFAS 133 Effective Date."

SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management believes that the adoption of SFAS No. 133 will not have a material effect on the Group's financial position or results of operations.

RECLASSIFICATIONS

Certain minor reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the presentation of the 1999 consolidated financial statements.

NOTE 2 - INVESTMENTS AND SECURITIES:

MONEY MARKET INVESTMENTS:

At June 30, the Group's money market investments were comprised of:


                                                                                      ( IN THOUSANDS)
                                                                        -----------------------------------------
                                                                                1999                   1998
                                                                        ------------------    -------------------
    Securities purchased under agreements to resell                               $24,350                 $5,000
    Time deposits with other banks                                                      -                  2,000
    Money market accounts and other short-term investments                          3,641                  3,658
                                                                        ------------------    -------------------
                                                                                  $27,991                $10,658
                                                                        ------------------    -------------------


At June 30, 1999, the securities purchased under agreements to resell included in money market investments were collateralized by FNMA certificates (1998 - GNMA certificates) with an estimated market value of $24,836,000 (1998 - $5,560,000). These securities were in the Group's possession and the counterparty retained effective control over the collateral.

TRADING SECURITIES:

A summary of trading securities owned by the Group at June 30, is as follows:


                                                                                    ( IN THOUSANDS)
                                                                        -----------------------------------------
                                                                              1999                   1998
                                                                        ------------------    -------------------
     US Treasury securities                                                       $ 3,527                 $3,574
     Mortgage-backed securities                                                    11,278                 35,903
     CMO residuals, interest only                                                   2,502                  2,963
                                                                        ------------------    -------------------
                                                                                  $17,307                $42,440
                                                                        ------------------    -------------------


At June 30, 1999, the Group's trading portfolio weighted average yield was 7.79% (1998 - 7.40%).

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at June 30, 1999 and 1998, were as follows:


                                                                       JUNE 30, 1999 ( IN THOUSANDS)
                                          ------------------ -- --------------- -- ------------- -- -------------- -- ------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ------------------ -- --------------- -- ------------- -- -------------- -- ------------
AVAILABLE-FOR-SALE
 US Treasury securities                            $105,343              $ 130          $ 3,875          $101,598           5.33%
 US Government agencies securities                   75,820                  -            1,321            74,499           6.79%
 PR Government securities                            20,160                423               11            20,572           8.71%
 GNMA certificates                                   60,128                871              745            60,254           6.93%
 FNMA certificates                                   97,270                 40            2,081            95,229           6.68%
 FHLMC certificates                                  28,314                  -              572            27,742           6.66%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    387,035              1,464            8,605           379,894           6.47%
                                          ==================    ===============    =============    ==============    ============

HELD-TO-MATURITY
 PR Government securities                             3,563                  -               33             3,530           7.40%
 Collateralized mortgage obligations                119,497                  -            2,365           117,132           6.67%
 Other debt securities                                4,863                  -                -             4,863           8.58%
 GNMA certificates                                  179,449                796            3,161           177,084           6.59%
 FNMA certificates                                  114,824                248            2,445           112,627           6.74%
 FHLMC certificates                                  85,884                 73            1,959            83,998           6.65%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    508,080              1,117            9,963           499,234           6.68%
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           13,257                  -                -            13,257           6.74%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                   $908,372             $2,581          $18,568          $892,385           6.59%
                                          ==================    ===============    =============    ==============    ============



                                                                       JUNE 30, 1998 ( IN THOUSANDS)
                                          ------------------ -- --------------- -- ------------- -- -------------- -- ------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ------------------ -- --------------- -- ------------- -- -------------- -- ------------
AVAILABLE-FOR-SALE
 US Treasury securities                            $158,606             $4,753             $152          $163,207           6.08%
 US Government agencies securities                   85,619              1,393                -            87,012           6.89%
 PR Government securities                            26,074                  1              194            25,881           8.72%
 GNMA certificates                                   35,517                992               40            36,469           7.14%
 FNMA certificates                                  128,956                936                1           129,891           6.74%
 FHLMC certificates                                  38,382                518                -            38,900           6.99%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    473,154              8,593              387           481,360           6.71%
                                          ==================    ===============    =============    ==============    ============

HELD-TO-MATURITY
 PR Government securities                             3,575                  1                -             3,576           7.40%
 GNMA certificates                                  125,394              1,791              400           126,785           6.80%
 FNMA certificates                                   28,732                753               32            29,453           7.25%
 FHLMC certificates                                   4,450                151               11             4,590           7.00%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    162,151              2,696              443           164,404           6.90%
                                          ==================    ===============    =============    ==============    ============

FHLB stock                                           10,043                  -                -            10,043           7.15%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                   $645,348            $11,289             $830          $655,807           6.72%
                                          ==================    ===============    =============    ==============    ============


The amortized cost and estimated fair value of the Group's investment securities at June 30, 1999, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                          (IN THOUSANDS)
                              -----------------------------------------------------------------------------------------------------
                                     AVAILABLE-FOR-SALE                   HELD-TO-MATURITY                        TOTAL
                               -------------- --- ------------     ------------- -- --------------     ------------ -- ------------
                                 AMORTIZED            FAIR          AMORTIZED           FAIR            AMORTIZED         FAIR
                                   COST              VALUE             COST             VALUE             COST            VALUE
                               -------------- --- ------------     ------------- -- --------------     ------------ -- ------------
Due within 1 year                     $2,061           $2,050             $   -             $   -          $ 2,061          $2,050
After 1 year to 5 years               10,344           10,474             1,046             1,048           11,390          11,522
After 5 years to 10 years            173,922          168,676            14,968            15,022          188,890         183,698
Due after 10 years                   200,708          198,694           492,066           483,164          692,774         681,858
FHLB stock                                 -                -                 -                 -           13,257          13,257
                               --------------     ------------     -------------    --------------     ------------    ------------
                                    $387,035         $379,894          $508,080          $499,234         $908,372        $892,385
                               ==============     ============     =============    ==============     ============    ===========


The category of securities available-for-sale due after ten years includes a mortgage-backed Puerto Rico municipal bond with a fair value of $18,456,000 which commenced repaying principal on August 1, 1994, and is expected to be fully collected within the next two fiscal years. This category also includes $52,610,000, of the short-end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during fiscal 1999 totaled $242,121,000 (1998 - $103,864,000; 1997 - $131,885,000).
Gross realized gains and losses on those sales during fiscal 1999 were $10,515,000 and $55,000, respectively (1998 -$1,180,000 and $150,000; 1997 -
$958,000 and $109,000).

Of Oriental's investments at June 30, 1999 and 1998, the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 19% and 28% of stockholders' equity, respectively. At June 30, 1999, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $23,723,000 (1998 - $29,649,000) and $24,102,000 (1998 -$29,457,000), respectively. At June 30, 1999,
$18,456,000 (1998 -$23,922,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

In April 1998, after a thorough evaluation of the Group's portfolio, the Group transferred available-for-sale securities with a fair value of $405,526,000 to held-to-maturity portfolio. Pursuant to SFAS 115 provisions, the unrealized net holding loss on securities at the date transfer of $4,571,000, will continue to be reported in accumulated other comprehensive income within stockholders' equity and will be amortized over the remaining life of the securities as an adjustment to yield.

NOTE 3 - PLEDGED ASSETS:

At June 30, 1999, residential mortgage loans and investment securities amounting to $100,509,000 (1998 - $147,899,000), and $737,448,000 (1998 -
$562,921,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

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

As of June 30, 1999, residential mortgage loans held-for-sale amounted to $55,206,000 (1998 - $36,359,000). All mortgage residential loans originated and sold during fiscal 1999 were sold based on pre-established commitments or at market values. In fiscal 1999, the Group recognized gains of $1,118,000, (1998 -$1,986,000; 1997 - $531,000) in these sales and are included in the statement of income as part of mortgage banking activities.

The composition of the Group's loan portfolio at June 30, was as follows:


                                                                                            ( IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                        1999                         1998
                                                                                 --------------------- ------------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $263,540           $233,161
     Non-residential real estate loans                                                         6,531              7,916
     Home equity loans and personal loans collateralized by real estate                       16,278             16,457
                                                                                 --------------------- ------------------
                                                                                             286,349            257,534
     Less: net deferred loan fees                                                            (1,302)              (428)
                                                                                 --------------------- ------------------
                                                                                             285,047            257,106
                                                                                 ====================  ==================

OTHER LOANS:
     Commercial  and auto loans                                                               10,555             15,921
     Personal consumer loans and credit lines                                                122,213            102,513
     Financing leases, net of unearned interest                                              110,297            141,113
                                                                                 --------------------- ------------------
                                                                                             243,065            259,547
                                                                                 ====================  ==================

LOANS RECEIVABLE                                                                            528,112             516,653
Allowance for loan losses                                                                   (9,002)             (5,658)
                                                                                 --------------------  ------------------
LOANS RECEIVABLE, NET                                                                       519,110             510,995
Loans held-for-sale                                                                          55,206              36,359
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                           $574,316            $547,354
                                                                                 ====================  ==================



At June 30, 1999, loans on which the accrual of interest has been discontinued amounted to approximately $19,542,000 (1998 -$15,895,000). The gross interest income that would have been recorded in fiscal 1999 if non-accrual loans had performed in accordance with their original terms amounted to approximately $2,041,000 (1998 - $2,138,000; 1997 - $1,361,000).

ALLOWANCE FOR LOAN LOSSES

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. The changes in the allowance for loan losses for the last three fiscal years ended June 30, were as follows:


                                                                                  (IN THOUSANDS)
                                                           --------------------------------------------------------------
                                                                   1999                 1998                 1997
                                                           --------------------- --------------------  ------------------
BALANCE AT BEGINNING OF PERIOD                                         $ 5,658              $ 5,408             $ 4,496
  Provision for loan losses                                             15,095                9,545               4,900
  Loans charged-off                                                   (14,612)             (11,484)              (5,262)
  Recoveries                                                             2,861                2,189               1,274
                                                           --------------------- --------------------  ------------------
BALANCE AT END OF PERIOD                                               $ 9,002              $ 5,658             $ 5,408
                                                           ===================== ====================  ==================


As described in Note 1, the Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At June 30, 1999 and 1998, the Group determined that no impairment reserve was necessary.

NOTE 5 - NON-INTEREST EARNING ASSETS

ACCRUED INTEREST RECEIVABLE:

Accrued interest receivable at June 30, consists of the following:

                                                                                                (IN THOUSANDS)
                                                                                   -----------------------------------------
                                                                                          1999                 1998
                                                                                   -------------------   ------------------
Loans                                                                                          $6,709               $3,773
Mortgage-backed and investment securities                                                      11,308               11,155
                                                                                   -------------------   ------------------
                                                                                              $18,017              $14,928
                                                                                   ===================   ==================

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                                                                               (IN THOUSANDS)
                                                             USEFUL LIFE           ---------------------------------------
                                                               (YEARS)                    1999                 1998
                                                           -----------------       -------------------    ----------------
Land                                                              -                           $ 1,348              $1,385
Buildings and improvements                                     20 - 50                         12,081              11,838
Leasehold improvements                                          5 - 10                          2,921               2,435
Furniture and fixtures                                          3 - 7                           4,222               4,460
EDP and other equipment                                         3 - 7                          12,139               9,098
                                                                                   -------------------    ----------------
                                                                                               32,711              29,216
Less: Accumulated depreciation and amortization                                              (11,060)
                                                                                                                  (9,661)
                                                                                   -------------------    ----------------
                                                                                              $21,651             $19,555
                                                                                   ===================    ================

Depreciation and amortization of premises and equipment for the year ended June 30, 1999 totaled $2,894,000 (1998 - $2,498,000; 1997 - $2,216,000). These are
included in the statement of income as part of occupancy and equipment expenses.

OTHER ASSETS:

Other assets at June 30, include the following:

                                                                                               (IN THOUSANDS)
                                                                                    --------------------------------------
                                                                                         1999                   1998
                                                                                    ----------------       ---------------
Prepaid expenses and other assets                                                            $5,121                $5,448
Deferred tax asset                                                                            4,676                 2,816
Accounts receivable and insurance claims                                                      8,109                 6,032
Other repossessed property                                                                      485                 1,295
                                                                                    ----------------       ---------------
                                                                                           $ 18,391              $ 15,591
                                                                                    ================       ===============

NOTE 6 - DEPOSITS AND RELATED INTEREST:

At June 30, 1999, the weighted average interest rate of the Group's deposits was 4.43% (1998 - 4.86%) considering non-interest bearing deposits of $40,133,000 (1998 - $26,880,000). Refer to the Consolidated Statement of Financial Condition for the composition of deposits at June 30, 1999 and 1998. Interest expense for the last three fiscal years ending June 30, is set forth below:


                                                                                    (IN THOUSANDS)
                                                             -------------------------------------------------------------
                                                                    1999                   1998                1997
                                                             --------------------    -----------------    ----------------
NOW accounts and saving deposits                                         $ 2,920              $ 2,781            $  2,455
Certificates of deposit and IRA accounts                                  25,930               23,416              18,557
                                                             --------------------    -----------------    ----------------
                                                                         $28,850             $ 26,197            $ 21,012
                                                             ====================    =================    ================


At June 30, 1999, time deposits in denominations of $100,000 or higher amounted to $242,680,000, (1998- $250,122,000) including brokered certificates of deposit of $92,821,000, (1998- $74,843,000) at a weighted average rate of 5.25%, (1998-
5.79%) and public funds certificates of deposit from various local government agencies, collateralized with investment securities, of $72,254,000, (1998 - $59,821,000) at a weighted average rate of 5.00% (1998 - 5.68%).

Scheduled maturities of certificates of deposit and IRA accounts at June 30, 1999 are as follow:


                                                                                    (IN THOUSANDS)
                                                             -------------------------------------------------------------
                                                                  BELOW $100,000        OVER $100,000          TOTAL
                                                             --------------------    -----------------    ----------------
               Within one year:
                  Three (3) months or less                               $53,726             $155,871            $209,597
                  Over 3 months through 1 year                            80,005               78,718             158,723
                                                             --------------------    -----------------    ---------------

                                                                         133,731              234,589             368,320
                 Over 1 through 3 years                                   53,103                2,348              55,451
                 Over 3 years                                             79,134                5,743              84,877
                                                             --------------------    -----------------    ----------------
                                                                        $265,969             $242,680            $508,648
                                                             ====================    =================    ================



NOTE 7 - BORROWINGS:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 1999, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. At
June 30, 1999, substantially all securities sold under agreements to repurchase mature within 180 days. The following securities were sold under agreements to repurchase at June 30:


                                                                                        (IN THOUSANDS)
                                                             ----------------------------------------------------------------------
                                                                            1999                               1998
                                                             ----------------------------------- ----------------------------------
                                                               REPURCHASE        MARKET VALUE       REPURCHASE       MARKET VALUE
                                                               LIABILITY        OF COLLATERAL       LIABILITY       OF COLLATERAL
                                                             ----------------------------------    --------------------------------
US Treasury securities                                              $65,268            $65,181         $125,381           $127,216
US Government agencies securities                                    21,337             21,309           40,989             41,589
GNMA certificates                                                   126,864            126,695           79,258             80,418
FNMA certificates                                                   173,315            173,084          108,278            109,863
FHLMC certificates                                                   99,664             99,531           62,265             63,177
Collateralized mortgage obligations                                 107,752            107,608                -                  -
CMO residuals, interest only                                          2,026              2,024                -                  -
                                                             ---------------    ---------------    -------------    ---------------
                                                                   $596,226           $595,432         $416,171           $422,263
                                                             ===============    ===============    =============    ===============


At June 30, 1999, the weighted average interest rate of the Group's repurchase agreements was 4.89% (1998 - 5.24%) and included agreements with interest ranging from 2.69% to 5.85%.

The following summarizes significant data on securities sold under agreements to repurchase for fiscals 1999 and 1998:


                                                                           (IN THOUSANDS)
                                                             --------------------------------------------
                                                                    1999                   1998
                                                             --------------------    -----------------
Average daily aggregate balance outstanding                             $510,049             $423,150
                                                             --------------------    -----------------
Maximum amount outstanding at any month-end                             $582,201             $424,456
                                                             --------------------    -----------------
Weighted average interest rate during the year                             5.08%                5.37%
                                                             --------------------    -----------------



ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At June 30, advances and borrowings from the Federal Home Loan Bank of New York (FHLB) consist of the following:


                          (IN THOUSANDS)
                   ----------------------------
TYPE                     1999          1998            MATURITY DATE                   INTEREST RATE DESCRIPTION
------------------ ------------- -------------- ----------------------------- --------------------------------------------
ADVANCE                   $8,400          $ 800 Demand                        Floating due daily -  5.98% (1998 - 6.13%)
ADVANCE                        -         10,000 July 1998                     Fixed -  5.74%
ADVANCE                   10,000         10,000 September 1999                Fixed -  5.71%
ADVANCE                   10,000         10,000 September 1999                Fixed -  5.85%
ADVANCE                   10,000              - July 1999                     Fixed -  5.07%
ADVANCE                   20,000         20,000 October 2002                  Fixed -  5.42%
BORROWING                      -         14,000 July 1998                     Fixed -  6.28 %
BORROWING                 10,000         10,000 September 1999                Fixed -  6.03%
                   ------------- --------------
                         $68,400        $74,800
                   ============= ==============


Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 1999 and 1998, these advances and borrowings were secured by mortgage loans and investment securities. Also, at June 30, 1999, the Group has an additional borrowing capacity with the FHLB of $149 million (1998 - $33 million).

TERM NOTES AND BONDS PAYABLE

At June 30, term notes and bonds payable consist of the following:


                         (IN THOUSANDS)
                  -----------------------------
TYPE                    1999          1998             MATURITY DATE         INTEREST RATE DESCRIPTION
----------------- -------------- -------------- ----------------------- -----------------------------------------------------------
TERM NOTE               $      -      $   8,000 October 1998            Fixed - 4.81% (b)
TERM NOTE                 10,000         10,000 December 1999           Floating due quarterly - 4.10% (1998 - 4.62%) (a) (c)
TERM NOTE                 10,000         10,000 January 2000            Floating due quarterly - 4.10% (1998 - 4.62%) (a) (c)
TERM NOTE                  6,500          6,500 December 2000           Floating due quarterly - 4.30% (1998 - 4.78%) (b) (c)
TERM NOTE                 20,000         20,000 March 2001              Floating due quarterly - 4.48% (1998 - 5.12%) (b) (c)
TERM NOTE                 10,000         10,000 September 2001          Floating due quarterly - 4.78% (1998 - 5.45%) (b) (c)
TERM NOTE                 30,000         30,000 September 2001          Floating due quarterly - 4.58% (1998 - 5.23%) (b) (c)
TERM NOTE                  5,000          5,000 December 2001           Floating due quarterly - 4.28% (1998 - 4.73%) (b) (c)
TERM NOTE                 15,000         15,000 March 2007              Floating due quarterly - 4.63% (1998 - 5.28%) (b) (c)
BOND                           -             88 April 2008              Fixed  - 8.38% (d)
                  -------------- --------------
                        $106,500       $114,588
                  -------------- --------------
                  -------------- --------------


(a) - Guaranteed by letters of credit from the FHLB.

(b) - Collateralized with  investment securities.

(c) - The interest rate risk exposure on floating notes was hedged through the interest rate risk management process discussed in Note 8.

(d) - Collaterized with FHLMC certificates.

UNUSED LINES OF  CREDIT

The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed. At June 30, 1999, the Group's total available funds under these lines of credit totaled $53 million (1998 - $56 million). At June 30, 1999 and 1998, there was no balance outstanding under these lines of credit.

CONTRACTUAL MATURITIES

As of June 30, 1999, the contractual maturities of securities sold under agreements to repurchase, advances and borrowings from the FHLB, and bonds payable and term notes by fiscal year are as follows:


                                                                                       ( IN THOUSANDS)
                                                                  -----------------------------------------------------------
                                                                                         ADVANCES &           TERM NOTES
                                                                     REPURCHASE          BORROWINGS            AND BONDS
                      YEAR ENDING JUNE 30,                           AGREEMENTS           FROM FHLB             PAYABLE
                      --------------------                        -----------------    ----------------    ------------------

                              2000                                        $546,226             $48,400               $20,000
                              2001                                          50,000                   -                26,500
                              2002                                               -                   -                45,000
                              2003                                               -              20,000                     -
                              2007                                               -                   -                15,000
                                                                  -----------------    ----------------    ------------------
                                                                          $596,226             $68,400              $106,500
                                                                  -----------------    ----------------    ------------------


NOTE  8 - INTEREST RATE RISK MANAGEMENT

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

The Group's swaps and caps outstanding and their terms at June 30, are set forth in the table below:


                                                                                              (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                            1999                  1998
                                                                                      -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                                              $245,000              $260,000
 Weighted average pay rate - fixed                                                               5.66%                 5.70%
 Weighted average receive  rate - floating                                                       5.09%                 5.23%
 Maturity in months                                                                            2 to 26               1 to 35
 Floating rate  as a percent of LIBOR                                                       85 to 100%            84 to 100%

CAPS:
 Cap agreements notional amount                                                               $100,000              $150,000
 Cap rate                                                                                        6.50%                 6.50%
 Current 90 day LIBOR                                                                            5.29%                 5.72%
 Maturity in months                                                                            4 to 15               3 to 18



The agreements were signed to convert short-term borrowings into fixed rate liabilities for longer periods of time and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. At June 30, 1999, interest rate swap and caps maturities by fiscal year are as follows:


                           YEAR ENDING JUNE 30,                                   (IN THOUSANDS)
                        ---------------------------                            ----------------------

                                   2000                                                     $160,000
                                   2001                                                      185,000
                                                                               ----------------------
                                                                                            $345,000
                                                                               ----------------------


The Group offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, the Standard & Poor's 500 Composite Stock Price Index, the Dow Jones Industrial Average or Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At June 30, 1999, the notional amount of these agreements totaled $79,815,000 (1998 - $49,632,000) at a weighted average rate of 5.81% (1998- 5.72%).

NOTE  9 - INCOME TAXES:

Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. All income of the Group is subject to Puerto Rico income tax. The components of income tax expense for the years ended June 30, are summarized below:


                                                                                       ( IN THOUSANDS)
                                                                  -----------------------------------------------------------
                                                                        1999                1998                 1997
                                                                  -----------------    ----------------    ------------------
Current Income tax expense                                                  $5,139              $5,876                $3,310
Deferred income tax benefit                                                (1,721)             (2,026)                 (210)
                                                                  -----------------    ----------------    ------------------
 PROVISION FOR INCOME TAXES                                                 $3,418              $3,850                $3,100
                                                                  -----------------    ----------------    ------------------


The Group maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans and investment and mortgage-backed securities exempt for Puerto Rico income tax purposes, net of the disallowance of expenses attributable to the exempt income. In addition, the Group established during 1997 an international banking entity
(IBE) under Puerto Rico's International Banking Center Regulatory Act of 1989. The income earned by the IBE is exempt from Puerto Rico income taxes. During fiscal 1999 the Group generated tax-exempt interest income on investment securities of $49,458,000 (1998 - $38,971,000; 1997 - $20,613,000). Exempt
interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities.

The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:


                                                                        ( DOLLARS IN THOUSANDS)
                                        ----------------------------------------------------------------------------------------
                                                  1999                           1998                           1997
                                        --------------------------     --------------------------    ---------------------------

                                           AMOUNT          RATE          AMOUNT           RATE          AMOUNT          RATE
                                        -------------     --------    --------------    ---------    --------------   ----------

Statutory rate                               $11,725        39.0%           $ 9,851        39.0%           $ 7,668        39.0%
Decrease in rate resulting from:
    Exempt interest income, net              (8,041)       (26.7)           (5,786)       (22.9)           (4,349)       (22.1)
    Other non-taxable items, net               (266)         (.9)             (215)         (.9)             (219)        (1.1)
                                        -------------     --------    --------------    ---------    --------------   ----------
PROVISION FOR INCOME TAXES                    $3,418        11.4%           $ 3,850        15.2%           $ 3,100        15.8%
                                        -------------     --------    --------------    ---------    --------------   ----------


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group's deferred tax asset and liability at June 30, were as follows:


                                                                                                  (IN THOUSANDS)
                                                                                       --------------------------------------
                                                                                            1999                 1998
                                                                                       ----------------    ------------------
DEFERRED TAX ASSET:
    Allowance for loan losses, net                                                              $3,511                $1,902
    Deferred income                                                                              1,165                   914
                                                                                       ----------------    ------------------
       GROSS DEFERRED TAX ASSET                                                                  4,676                 2,816
                                                                                       ----------------    ------------------

DEFERRED TAX LIABILITY:
    Net deferred loan origination costs                                                          (154)                 (104)
    Other temporary differences                                                                  (347)                     -
    Unrealized gain on trading securities                                                            -                 (260)
    Unrealized gain on available for sale securities                                                 -               (2,051)
                                                                                       ----------------    ------------------
      GROSS DEFERRED TAX LIABILITY                                                               (501)               (2,415)
                                                                                       ----------------    ------------------

      NET DEFERRED TAX ASSET                                                                    $4,175                  $401
                                                                                       ================    ==================



NOTE  10 - STOCKHOLDERS' EQUITY:

STOCK OPTIONS

The Group has two stock options plans, the 1996 and the 1988 Incentive Stock Option Plans (the "Plans"). These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the option's exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. Stock options vest upon completion of specified years of service and, in the case of the 1996 Plan, the attainment of certain financial performance goals. The activity in outstanding options for the year ended June 30, 1999 and 1998, is set forth below:


                                                                   1999                                   1998
                                                     ---------------------------------      ---------------------------------
                                                                          WEIGHTED                               WEIGHTED
                                                        NUMBER            AVERAGE              NUMBER             AVERAGE
                                                          OF              EXERCISE               OF              EXERCISE
                                                       OPTIONS             PRICE              OPTIONS              PRICE
                                                     -------------     ---------------     ---------------     --------------
Beginning of period                                       837,138             $13.59              644,267             $ 8.94
Stock split                                               313,115              (3.29)             145,103              (1.79)
Options granted                                           396,000              26.17              283,000              22.50
Options exercised                                       (204,782)               4.24             (155,017)              5.17
Options forfeited                                        (50,656)              15.72             ( 80,215)             17.34
                                                     -------------     ---------------     ---------------     --------------
 END OF PERIOD                                          1,290,815             $15.97              837,138             $13.59
                                                     -------------     ---------------     ---------------     --------------


During fiscal 1999 the Group granted 396,000 (1998 - 283,000) options to buy shares of the Group's stock, which are contingent on Group's net income equaling or exceeding $33 million in fiscal 2001 (1998 - $28 million in 2000) and are exercisable over a period ranging from five to ten years. Options prices were between 10% to 20% lower than the quoted market price of the stock at the grant date. No compensation expense was recognized in fiscal 1999 because the price of the stock at June 30, 1999 was lower than the exercise price of the options.

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 1999:


                                                                              WEIGHTED            WEIGHTED
                                                                              AVERAGE              AVERAGE
                                                                              CONTRACT            EXERCISE
               STOCK OPTION PLAN                       OUTSTANDING          LIFE (YEARS)            PRICE
-------------------------------------------------    ----------------     -------------------------------------

1988 PLAN                                                    286,143                   2.0               $5.82
1996 PLAN - FISCAL 1997 GRANT                                294,092                   7.4               11.10
1996 PLAN - FISCAL 1998 GRANT                                325,580                   8.0               16.99
1996 PLAN - FISCAL 1999 GRANT                                385,000                   9.4               26.17
                                                     ----------------     -----------------    ----------------
                                                           1,290,815                   7.0              $15.97
                                                     ----------------     -----------------    ----------------


As described in Note 1,the Group uses the intrinsic value based method to account for stock options. The Group implemented the provisions of SFAS 123 for disclosure purposes only by adopting the method of recognizing compensation expense over the expected life of the options based on their fair market value. The Group's net income and earnings per common share would have been reduced to proforma amounts indicated below:


                                                          1999                  1998                1997
                                                     ----------------     -----------------    ----------------
COMPENSATION AND BENEFITS:
    Reported                                                 $15,057               $15,071             $14,728
                                                     ----------------     -----------------    ----------------
    Pro forma                                                $15,844               $15,436             $14,833
                                                     ----------------     -----------------    ----------------
NET INCOME:
    Reported                                                 $26,648               $21,410             $16,562
                                                     ----------------     -----------------    ----------------
    Pro forma                                                $26,092               $21,045             $16,457
                                                     ----------------     -----------------    ----------------
BASIC EARNINGS PER SHARE:
    Reported                                                  $ 2.02                $ 1.62               $1.25
                                                     ----------------     -----------------    ----------------
    Pro forma                                                 $ 2.00                $ 1.59               $1.25
                                                     ----------------     -----------------    ----------------
DILUTED EARNINGS PER SHARE:
    Reported                                                   $1.97                 $1.57               $1.21
                                                     ----------------     -----------------    ----------------
    Pro forma                                                  $1.95                 $1.54               $1.20
                                                     ----------------     -----------------    ----------------


The fair value of each option granted in fiscals 1999, 1998 and 1997 was estimated using the Black-Scholes option pricing model with the following assumptions:

- STOCK PRICE AND EXERCISE PRICE - The market price of the stock at the date of fiscal 1999 grant was $30.38. The weighted average exercise price of the option was $25.50. In the case of fiscal 1998 and 1997 grants, the price of the option granted equaled the quoted market price of the stock.

-    EXPECTED OPTION TERM -  10 years

-    EXPECTED VOLATILITY - 31% for options granted in fiscal 1999 (1998 -30%).

-    EXPECTED DIVIDEND YIELD - 1.98% options granted in fiscal 1999 (1998 -
     3.32%).

- RISK-FREE INTEREST RATE - 4.93% for options granted in fiscal 1999 (1998 - 6.12%)

- FAIR VALUE OF OPTIONS - The weighted average fair value of the options granted in 1999 was $12.04 (1998 - $5.92; 1997 - $2.12).

STOCK SPLITS

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998. In addition, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. As a result, approximately 2,012,000 shares of common stock were distributed on October 15, 1997. For purposes of the computation of income per common share, the stock splits were retroactively recognized for all periods presented in the accompanying Consolidated Financial Statements.

TREASURY STOCK

During fiscal 1997, the Board of Directors of the Group (the "Board") authorized management, subject to the required shareholder and regulatory approvals, to repurchase up to 816,463 shares, as adjusted for stock splits, of its issued and outstanding common stock. In addition, in fiscal 1999, the Board also approved management to repurchase up to 600,000 additional shares over those originally authorized. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of shares will be made in the open market at such times and prices as market conditions shall warrant, and in full compliance with the terms of applicable federal and Puerto Rico laws and regulations. The activity of common shares held by the Group's treasury for the years ended June 30, 1999 and 1998 is set forth below.


                                                                              (IN THOUSANDS)
                                                  -----------------------------------------------------------------------
                                                                1999                                  1998
                                                  ---------------------------------     ----------------------------------
                                                                       DOLLAR                                  DOLLAR
                                                     SHARES            AMOUNT               SHARES             AMOUNT
                                                  -------------    ----------------     ---------------     --------------
Beginning of period                                      221.5              $6,199                81.5             $1,836
Stock split                                               73.8                   -                  20                  -
Common shares repurchased                                608.5              17,202                 120              4,363
                                                  -------------    ----------------     ---------------     --------------
 END OF PERIOD                                           903.8             $23,401               221.5             $6,199
                                                  -------------    ----------------     ---------------     --------------


LEGAL SURPLUS

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank's net income for the year be transferred to capital surplus until such surplus equals the greater of 10% of total deposits or paid-in capital. At June 30, 1999, legal surplus amounted to $8,673,000 (1998 - $5,908,000). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from current operating earnings.

PREFERRED STOCK

In May 1999, the Group issued 1,340,000 shares of its 7.125% Noncummulative Monthly Income Preferred Stock, Series A (the "Series A, Preferred Stock) at $25 per share. The Group generated $32,300,000 in net proceeds from this issue for general corporate purposes. The Series A Preferred Stock has the following characteristics:

- Annual dividends of $1.78125 per share, payable monthly, if declared by the board of directors. Missed dividends are not cumulative.
-     Redeemable at the Group's option beginning on May 30, 2004.
-     No mandatory redemption or stated maturity date.
-     Liquidation value of $25 per share.

NOTE  11 - EMPLOYEE BENEFITS PLAN:

The Group has a cash or deferred arrangement profit sharing plan 401(k). Under this plan, the Group contributes shares of its common stock to match individual employee contributions up to $1,040. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. During fiscal 1999 the Group contributed 4,916 , (1998 - 4,186; 1997 - 4,312), shares of its common stock with a market value of approximately $119,000, (1998 - $153,000; 1997 - $122,000) at the time of contribution. The Group's contribution becomes 100% vested once the employee attains five years of participation in the plan.

NOTE  12 - RELATED PARTY TRANSACTIONS:

The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These do not involve more than the normal risk of collectibility or present other unfavorable features. The movement and balance of these loans were as follows:


                                                                                                 ( IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                           1999                   1998
                                                                                      ----------------      -----------------
 Balance at the beginning of period                                                            $2,675                 $2,796
 New loans                                                                                        880                      -
 Payments                                                                                       (720)                  (121)
                                                                                      ----------------      -----------------
BALANCE AT THE END OF PERIOD                                                                   $2,835                 $2,675
                                                                                      ----------------      -----------------


NOTE  13 - COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for fiscal 1999 amounted to $1,013,000 (1998 - $847,000; 1997 - $575,000). As of June 30, 1999, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:


                           YEAR ENDING JUNE 30,                                   (IN THOUSANDS)
                        ---------------------------                            ----------------------
                                   2000                                                       $1,454
                                   2001                                                        1,498
                                   2002                                                        1,517
                                   2003                                                        1,536
                                   2004                                                        1,549
                                Thereafter                                                     3,518
                                                                               ----------------------
                                                                                             $11,072
                                                                               ----------------------


LOAN COMMITMENTS

At June 30, 1999, there was $9,923,000 of unused lines of credit provided to individual customers and $10,000,000 of commitments to originate loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management's credit evaluation of the customer.

CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

NOTE 14 - REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 1999, Oriental meets all capital adequacy requirements to which it is subject.

At June 30, 1999, the most recent notification from the FDIC, dated August
1999, categorized the Group as a "well capitalized institution" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Group must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the institution's category. The Group's actual capital amounts and ratios of total risk-based capital, Tier 1 risk-based capital and Tier 1 capital at June 30, were as follows:


                                                                                                         TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                               FOR CAPITAL           PROMPT CORRECTIVE
                                                          ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                                   ----------------------- ---------------------- ---------------------------

                                                                                    (DOLLARS IN THOUSANDS)
                                                   --------------------------------------------------------------------------
                                                      AMOUNT       RATIO    AMOUNT       RATIO       AMOUNT         RATIO
                                                   ------------ ---------- ---------- ----------- ------------- -------------
AS OF JUNE 30, 1999
-------------------
Tier I  Capital ( to Average Assets)                  $135,721      8.78%    $61,800       4.00%         $77,250       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)         $135,721     24.02%    $22,598       4.00%         $33,897       6.00%
Total Capital  ( to Risk-Weighted Assets)             $142,807     25.28%    $45,194       8.00%         $56,492      10.00%

AS OF JUNE 30, 1998
-------------------
Tier I  Capital ( to Average Assets)                  $101,318      7.70%    $52,643       4.00%         $65,804       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)         $101,318     20.45%    $19,820       4.00%         $29,730       6.00%
Total Capital  ( to Risk-Weighted Assets)             $107,410     21.68%    $39,640       8.00%         $49,550      10.00%


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

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


                                                                                    (IN THOUSANDS)
                                                          --------------------------------- ------- ------------------------------
                                                                        1999                                    1998
                                                          -------------- -- ---------------         ------------------------------
                                                              FAIR             CARRYING                 FAIR           CARRYING
                                                              VALUE             VALUE                   VALUE            VALUE
                                                          --------------    ---------------         --------------    ------------
ASSETS:
     Cash  and due from banks                                  $  8,060           $  8,060               $  8,831        $  8,831
     Money market investments                                    27,991             27,991                 10,658          10,658
     Trading securities                                          17,307             17,307                 42,440          42,440
     Investment securities available-for-sale                   379,894            379,894                481,360         481,360
     Investment securities held-to-maturity                     499,234            508,080                164,404         162,151
     Federal Home Loan Bank (FHLB)  stock                        13,257             13,257                 10,043          10,043
     Loans, net (including loans held-for-sale)                 578,717            574,316                551,544         547,354
     Accrued interest receivable                                 18,017             18,017                 14,928          14,928

LIABILITIES:
     Deposits                                                   647,314            656,988                571,337         571,431
     Securities sold under agreements to repurchase             596,226            596,226                416,171         416,171
     Advances and borrowings from FHLB                           68,400             68,400                 74,818          74,800
     Term notes and bonds payable                               106,500            106,500                114,667         114,588
     Accrued expenses and other liabilities                      35,201             35,201                 29,303          29,303

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
      Interest rate swaps-in a net payable position             (1,363)                                   (1,203)
      Commitments to  extend credit                              19,933                                    11,144



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

NOTE 16 - ORIENTAL FINANCIAL GROUP, INC. ( HOLDING COMPANY ONLY) FINANCIAL
INFORMATION:

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

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the five months period ended June 30, 1997.


STATEMENTS OF FINANCIAL POSITION AS JUNE 30,                              1999                   1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash                                                                   $      35,440       $       224
 Investment securities available-for-sale, at fair value                        7,827             9,438
 Investment in Oriental Bank and Trust (OBT), at equity                       106,291           108,454
 Other assets                                                                     355               417
                                                                     -----------------   ---------------
      TOTAL ASSETS                                                      $     149,913       $   118,533
                                                                     -----------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Securities sold under agreements to repurchase                               $ 7,499       $     9,100
 Dividend payable                                                               1,746             1,326
 Advances from  subsidiaries                                                   16,579               848
 Accrued expenses and other liabilities                                            57               229
 Stockholders' equity                                                         124,032           107,030
                                                                     -----------------   ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     149,913       $   118,533
                                                                     -----------------   ---------------



STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME FOR
PERIODS ENDED JUNE 30,                                                      1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
INCOME:
     Interest income                                                    $         571       $       103       $           -
     Dividends from Bank                                                       14,680             5,442               2,968
     Equity in undistributed earnings of subsidiary                            12,290            16,208               4,848
                                                                     -----------------   ---------------   -----------------
                                                                     -----------------   ---------------   -----------------
         TOTAL INCOME                                                          27,541            21,753               7,816
                                                                     -----------------   ---------------   -----------------

EXPENSES:
     Interest expenses                                                            463                98                   -
     Operating expenses                                                           430               245                  31
                                                                     -----------------   ---------------   -----------------
         TOTAL EXPENSES                                                           893               343                  31
                                                                     -----------------   ---------------   -----------------

     INCOME BEFORE INCOME TAXES                                                26,648            21,410               7,785
         Income taxes                                                               -                 -                   -
                                                                                                           -----------------
                                                                     -----------------   ---------------   -----------------
     NET INCOME                                                                26,648            21,410               7,785
         Other comprenhensive income, net of taxes                            (17,867)            5,242                 277
                                                                     -----------------   ---------------   -----------------
     COMPREHENSIVE INCOME                                               $       8,781       $    26,652       $       8,062
                                                                     -----------------   ---------------   -----------------



 STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED JUNE 30, :                1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $      26,648       $    21,410       $       7,785
                                                                     -----------------   ---------------   -----------------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Equity in earnings of subsidiary                                     (12,290)          (16,208)             (4,848)
         Decrease (increase)  in other assets                                      62               124                (541)
         Increase in accrued expenses and liabilities                            (172)              117                 112
                                                                     -----------------   ---------------   -----------------
                                                                     -----------------   ---------------   -----------------
         TOTAL ADJUSTMENTS                                                    (12,400)          (15,967)             (5,277)
                                                                     -----------------   ---------------   -----------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                             14,248             5,443               2,508
                                                                     -----------------   ---------------   -----------------

Cash flows from investing activities:
     Purchases of investment securities available-for-sale                          -            (9,438)                  -
     Redemptions of investment securities available-for-sale                    1,772                 -                   -
                                                                     -----------------   ---------------   -----------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       1,772            (9,438)                  -
                                                                     -----------------   ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in securities sold under agreements to repurchase            (1,601)            9,100                   -
     Proceeds from exercise of stock options                                      842               789                 356
     Net advances from subsidiaries                                            12,157             2,569               1,601
     Net proceeds from issuance of preferred stock                             32,300                 -                   -
     Purchases of treasury stock                                              (17,202)           (4,363)             (1,836)
     Dividends paid                                                            (7,300)           (5,195)             (1,310)
                                                                     -----------------   ---------------   -----------------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      19,196             2,900              (1,189)
                                                                     -----------------   ---------------   -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               35,216            (1,095)              1,319
Cash and cash equivalents at beginning of period                                  224             1,319                   -
                                                                     -----------------   ---------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      35,440       $       224       $       1,319
                                                                     -----------------   ---------------   -----------------


NOTE  17 - SEGMENT REPORTING:

The Group operates three major reportable segments: Financial Services, Mortgage Banking and Retail Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group monitors the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, interest spread, loan production, fees generated, and increase in market share.

The Group's largest business segment is the retail banking. It comprises mainly the Bank's branches and loan centers with such retail products as deposits and consumer loans. Commercial and finance leases are also considered in the retail business. This segment is also responsible for the Group's mortgage loans and investment portfolios and of the treasury functions.

Oriental's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and of the Bank's brokerage subsidiary (Oriental Financial Services Corp.). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services.

The last and smallest business segment is mortgage banking. It consists of the Oriental Mortgage whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market.

The accounting policies of the segments are the same as those described in Note 1 - "Summary of Significant Accounting Policies." Following are the results of operations and the selected financial information by operating segment for each of the three years ended June 30:


                                                                  (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 1999
-----------
Net interest income                    $    43,242         $    438          $ 5,255        $      -       $    48,935
Non-interest income                         17,421           10,147            4,371          (2,740)           29,199
Non-interest expenses                       23,360            7,175            5,178          (2,740)           32,973
Provision for loan losses                   15,095                -                -               -            15,095
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME BEFORE TAXES               $    22,208         $  3,410          $ 4,448        $      -       $    30,066
                                    ---------------   --------------  ---------------  ---------------   --------------

Total assets                           $ 1,577,269         $ 10,512          $ 2,000        $ (2,434)      $ 1,587,347
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1998
-----------
Net interest income                    $    38,565         $    536          $ 4,067        $      -       $    43,168
Non-interest income                          8,758            9,351            4,485            (224)           22,370
Non-interest expenses                       21,142            5,357            4,458            (224)           30,733
Provision for loan losses                    9,545                -                -               -             9,545
                                    ---------------   --------------  ---------------  ---------------   --------------
NET INCOME BEFORE TAXES                $    16,636         $  4,530          $ 4,094        $      -       $    25,260
                                    ---------------   --------------  ---------------  ---------------   --------------

Total assets                           $ 1,304,817         $  8,664          $     -        $   (157)      $ 1,313,324
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1997
-----------
Net interest income                    $    34,006         $    281          $ 3,244        $      -       $    37,531
Non-interest income                          7,275            8,039            2,297            (612)           16,999
Non-interest expenses                       21,364            4,711            4,505            (612)           29,968
Provision for loan losses                    4,900                -                -               -             4,900
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME BEFORE TAXES               $    15,017         $  3,609          $ 1,036        $      -       $    19,662
                                    ---------------   --------------  ---------------  ---------------   --------------

Total assets                           $ 1,056,986         $ 11,821          $     -        $   (211)      $ 1,068,596
                                    ---------------   --------------  ---------------  ---------------   --------------
