Form 10-Q
period 1999-09-30
ORIENTAL FINANCIAL GROUP INC
filed 1999-11-15
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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


                         COMMON STOCK ($1.00 PAR VALUE)


             13,755,027 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1999


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
                                       -------     -------

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

PART - 1
----------------------------------------------------------------------------------------------------------------------
Item - 1           FINANCIAL STATEMENTS

                      Consolidated statements of Financial condition at September 30,
                      1999 (unaudited) and June 30, 1998.                                                 1

                      Unaudited consolidated statements of income for the first
                      quarter ended September 30, 1999 and 1998.                                          2

                      Unaudited consolidated statements of stockholders' equity and comprehensive income for the three months period ended
                      September 30, 1999 and 1998.                                                        3

                      Unaudited consolidated statements of cash flows for the
                      three months period ended September 30, 1999 and 1998.                              4

                      Notes to unaudited consolidated financial statements                                10


Item - 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              11-24


PART - 2
----------------------------------------------------------------------------------------------------------------------

Item - 1           Legal Proceedings                                                                      23

Item - 2           Change in securities - None                                                            23

Item - 3           Defaults upon senior securities - None                                                 23

Item - 4           Submissions of Matters to a Vote of Security Holders                                   23

Item - 5           Other Information - None                                                               24

Item - 6           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       24

                   Signatures                                                                             24

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999
(IN THOUSANDS)

ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             SEPTEMBER 30,         JUNE 30,
                                                                                            ---------------     ---------------
Cash and due from banks                                                                      $      10,428       $       8,060
                                                                                            ---------------     ---------------

INVESTMENTS AND SECURITIES:
     Money market investments                                                                          400              27,991
     Trading securities, at fair value                                                              38,185              17,307
     Investment securities available-for-sale, at fair value                                       481,435             379,894
     Investment securities held-to-maturity, at cost ( fair value $481,334;                        494,939             508,080
       June 30,1999 - $499,234 )
     Federal Home Loan Bank (FHLB)  stock, at cost                                                  13,257              13,257
                                                                                            ---------------     ---------------
          TOTAL INVESTMENTS AND SECURITIES                                                       1,028,216             946,529
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

LOANS:
     Loans held-for-sale, at lower of cost or market                                                55,114              55,206
     Loans receivable, net                                                                         502,673             519,110
                                                                                            ---------------     ---------------
         TOTAL LOANS, NET                                                                          557,787             574,316
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------
Accrued interest receivable                                                                         21,716              18,017
Foreclosed real estate, net                                                                            383                 383
Premises and equipment, net                                                                         21,664              21,651
Other assets, net                                                                                   20,278              18,391
                                                                                            ---------------     ---------------

TOTAL ASSETS                                                                                 $   1,660,472       $   1,587,347
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
     Savings and demand                                                                      $     152,905       $     142,679
     Time and IRA accounts                                                                         499,493             508,648
     Accrued interest                                                                                4,238               5,661
                                                                                            ---------------     ---------------
         TOTAL DEPOSITS                                                                            656,636             656,988
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

BORROWINGS:
     Securities sold under agreements to repurchase                                                701,322             596,226
     Advances and borrowings from Federal Home Loan Bank                                            46,700              68,400
     Term notes and other borrowings                                                               106,500             106,500
                                                                                            ---------------     ---------------
         TOTAL BORROWINGS                                                                          854,522             771,126
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

Accrued expenses and other liabilities                                                              24,943              35,201
                                                                                            ---------------     ---------------

     TOTAL LIABILITIES                                                                           1,536,101           1,463,315
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                            -                   -
                                                                                            ---------------     ---------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation                    33,500              33,500
         value, shares issued and outstanding 1,340,000
     Common stock, $1 par value; 20,000,000 shares authorized; shares
         issued and outstanding 13,755,027 (June 30, 1999  - 13,738,814)                            13,755              13,739
     Additional paid-in capital                                                                     23,384              23,313
     Legal surplus                                                                                   9,476               8,673
     Retained earnings                                                                              84,551              79,920
     Treasury stock, at cost, 978,879 shares (June 30, 1999 - 903,786)                             (25,133)            (23,401)
     Accumulated other comprehensive loss , net of deferred taxes                                  (15,162)            (11,712)
                                                                                            ---------------     ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                                124,371             124,032
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $   1,660,472       $   1,587,347
                                                                                            ---------------     ---------------
                                                                                            ---------------     ---------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FIRST QUARTER ENDED SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                                        1999                       1998
                                                                                ----------------------    -----------------------
INTEREST INCOME:
     Loans                                                                       $             15,082      $              15,457
     Mortgage-backed securities and collateralized mortgage obligations                        12,077                      6,738
     Investment securities                                                                      3,702                      4,691
     Money market investments                                                                      70                        117
                                                                                ----------------------    -----------------------
         TOTAL INTEREST INCOME                                                                 30,931                     27,003
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

INTEREST EXPENSE:
     Deposits                                                                                   7,330                      7,271
     Securities sold under agreements to repurchase                                             8,144                      5,945
     Other borrowed funds and interest rate risk management                                     2,410                      2,712
                                                                                ----------------------    -----------------------
         TOTAL INTEREST EXPENSE                                                                17,884                     15,928
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

         NET INTEREST INCOME                                                                   13,047                     11,075
                                                                                ----------------------    -----------------------

Provision for loan losses                                                                       1,750                      2,600
                                                                                ----------------------    -----------------------

         NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES                                  11,297                      8,475
                                                                                ----------------------    -----------------------

NON-INTEREST INCOME:
     Trust, money management and brokerage fees                                                 2,627                      2,333
     Mortgage banking activities                                                                1,356                        794
     Bank service charges and fees and other operating income                                   1,138                      1,025
     Gain on sale of investment securities                                                        599                      1,606
     Trading net activity                                                                        (133)                        49
                                                                                ----------------------    -----------------------
         TOTAL NON-INTEREST INCOME                                                              5,587                      5,807
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

NON-INTEREST EXPENSES:
     Compensation and benefits                                                                  3,749                      3,474
     Occupancy and equipment, net                                                               1,525                      1,246
     Advertising and business promotion                                                           631                        560
     Professional and service fees                                                                509                        341
     Communications                                                                               370                        345
     Taxes other than income                                                                      479                        429
     Insurance, including deposit insurance                                                       133                         91
     Printing, postage, stationery and supplies                                                   197                        156
     Other                                                                                        642                        730
                                                                                ----------------------    -----------------------
         TOTAL NON-INTEREST EXPENSE                                                             8,235                      7,372
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

         INCOME BEFORE INCOME TAXES                                                             8,649                      6,910
Provision for income taxes                                                                        702                        851
                                                                                ----------------------    -----------------------
         NET INCOME                                                                             7,947                      6,059
Less: dividends on preferred stock                                                               (597)                         -
                                                                                ----------------------    -----------------------
         NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             $              7,350      $               6,059
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

INCOME PER COMMON SHARE:
     Basic                                                                       $               0.57      $                0.46
                                                                                ----------------------    -----------------------
     Diluted                                                                     $               0.56      $                0.45
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

     Average common shares outstanding                                                         12,806                     13,038
     Average potential common share options                                                       229                        407
                                                                                ----------------------    -----------------------
                                                                                               13,035                     13,445
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
FIRST QUARTER ENDED SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS)

                                                                                            1999                     1998
                                                                                    ----------------------   ----------------------

 CHANGES IN STOCKHOLDERS' EQUITY:
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
     Balance at beginning of period                                                  $             33,500     $                  -
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                  33,500                        -
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

COMMON STOCK:
     Balance at beginning of period                                                                13,739                   10,149
     Stock options exercised                                                                           16                        5
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                  13,755                   10,154
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                                                23,313                   27,261
     Stock options exercised                                                                           71                       46
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                  23,384                   27,307
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

LEGAL SURPLUS:
     Balance at beginning of period                                                                 8,673                    5,908
     Transfer from retained earnings                                                                  803                      560
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                   9,476                    6,468
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

RETAINED EARNINGS:
     Balance at beginning of period                                                                79,920                   63,756
     Net income                                                                                     7,947                    6,059
     Dividends declared on common stock                                                            (1,916)                  (1,492)
     Dividends declared on preferred stock                                                           (597)                       -
     Transfer to legal surplus                                                                       (803)                    (560)
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                  84,551                   67,763
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

TREASURY STOCK:
     Balance at beginning of period                                                               (23,401)                  (6,199)
     Treasury stock purchased                                                                      (1,732)                  (3,356)
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                 (25,133)                  (9,555)
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF DEFERRED TAXES:
     Balance at beginning of period                                                               (11,712)                     913
     Other comprehensive (loss) income for the period ended, net of taxes                          (3,450)                  17,513
                                                                                    ----------------------   ----------------------
         BALANCE AT END OF PERIOD                                                                 (15,162)                  18,426
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

TOTAL STOCKHOLDERS' EQUITY                                                           $            124,371     $            120,563
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

 COMPREHENSIVE INCOME:
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $              7,947     $              6,059
                                                                                    ----------------------   ----------------------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
     Unrealized (loss) gain on securities arising during the period                                (2,971)                  19,115
     Realized gains and losses included in net income                                                (599)                  (1,606)
     Income tax expense related to items of other comprehensive income                                120                        4
                                                                                    ----------------------   ----------------------
         NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES                   (3,450)                  17,513
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------

COMPREHENSIVE INCOME                                                                 $              4,497     $             23,572
                                                                                    ----------------------   ----------------------
                                                                                    ----------------------   ----------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST QUARTER ENDED SEPTEMBER 30, 1998
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                1999                  1998
                                                                                         -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $           7,947     $           6,059
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------
     Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
         Amortization of deferred loan origination fees and costs                                      (786)               (1,145)
         Amortization of premiums and accretion of discounts on investment securities                   129                   555
         Depreciation and amortization of premises and equipment                                        818                   709
         Provision for loan losses                                                                    1,750                 2,600
         Gain on sale of investment securities available-for-sale                                      (599)               (1,606)
         Gain on sale of loans held-for-sale                                                           (827)                 (135)
         Proceeds from sale of loans held-for-sale                                                   21,715                 6,900
         (Decrease) increase in accrued expenses and other liabilities                              (10,236)                6,607
         Net (increase) decrease in:
             Trading securities                                                                     (20,878)                1,397
             Accrued interest receivable                                                             (3,699)                 (615)
             Other assets                                                                            (1,887)               (4,723)
                                                                                         -------------------   -------------------
             TOTAL ADJUSTMENTS                                                                      (14,500)               10,544
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

             NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (6,553)               16,603
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities available-for-sale                                          (86,110)              (75,068)
     Sales of  investment securities available-for-sale                                              11,920                47,935
     Maturities and redemptions of  investment securities available-for-sale                          7,797                 1,186
     Maturities and redemptions of  investment securities held-to-maturity                           13,003                11,027
     Net origination of loans                                                                       (43,313)              (53,694)
     Capital expenditures                                                                              (831)                 (864)
                                                                                         -------------------   -------------------
             NET CASH USED IN INVESTING ACTIVITIES                                                  (97,534)              (69,478)
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in:
         Deposits                                                                                      (352)               41,671
         Securities sold under agreements to repurchase                                             105,096                30,223
         Advances and borrowings from FHLB                                                          (21,700)              (14,400)
     Repayments of term notes and other borrowings                                                        -                   (88)
     Proceeds from exercise of stock options                                                             87                    51
     Treasury stock acquired                                                                         (1,732)               (3,356)
     Dividends and cash paid on fractional shares                                                    (2,535)               (1,491)
                                                                                         -------------------   -------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                               78,864                52,610
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                               (25,223)                 (265)
Cash and cash equivalents at beginning of period                                                     36,051                19,489
                                                                                         -------------------   -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $          10,828     $          19,224
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------

CASH AND CASH EQUIVALENTS INCLUDE:
     Cash and due from banks                                                              $          10,428     $           6,343
     Money market investments                                                                           400                12,881
                                                                                         -------------------   -------------------
                                                                                          $          10,828     $          19,224
                                                                                         -------------------   -------------------
                                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
     Interest paid                                                                        $          17,210     $          15,290
                                                                                         -------------------   -------------------
     Real estate loans securitized into mortgage-backed securities                        $          38,000     $          16,600
                                                                                         -------------------   -------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                   ORIENTAL FINANCIAL GROUP INC.
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

The accounting and reporting policies of the Oriental Financial Group Inc. (the "Group" or, "Oriental") conform with generally accepted accounting principles ("GAAP") and financial services industry practices. The following is a description of the Group's most significant accounting policies:

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico, which provides a variety of financial services through its subsidiaries. The Group is subject to the regulation and supervision of the Federal Reserve Board. Oriental Bank and Trust (the
"Bank"), the Group's banksubsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto lease financing, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1999 contained in Oriental's 1999 Annual Report. Certain reclassifications have been made to the September 30, 1998 and June 30, 1999 consolidated financial statements to conform to the presentation of the current period consolidated financial statements.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the quarter ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

NOTE 2 - INVESTMENTS AND SECURITIES:
------------------------------------

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

MONEY MARKET INVESTMENTS:

At September 30,1999 and June 30, 1999 the Group's money market investments were comprised of:

                                                                                     (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                             SEPTEMBER 30,            JUNE 30,
                                                                        --------------------    -------------------
    Securities purchased under agreements to resell                                   $   -                $24,350
    Time deposits with other banks                                                        -                      -
    Money market accounts and other short-term investments                              400                  3,641
                                                                        --------------------    -------------------
                                                                                      $ 400                $27,991
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------

At June 30, 1999, the securities purchased under agreements to resell included in money market investments were collateralized by FNMA certificates with an estimated market value of $24,836,000. These securities were in the Group's possession and the counterparty retained effective control over the collateral.

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at September 30, 1999 and June 30, 1999, were as follows:

                                                                 SEPTEMBER 30, 1999 (IN THOUSANDS)
                                          ----------------------------------------------------------------------------------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 US Treasury securities                            $106,411               $ 90          $ 4,511          $101,990           5.29%
 US Government agencies securities                   98,208                271            1,879            96,600           6.75%
 PR Government securities                            18,756                301                6            19,051           8.71%
 GNMA certificates                                  146,254                649            1,481           145,422           7.25%
 FNMA certificates                                   94,969                  -            3,199            91,770           6.75%
 FHLMC certificates                                  27,428                  -              826            26,602           6.79%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    492,026              1,311           11,902           481,435           6.65%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

HELD-TO-MATURITY
 PR Government securities                             3,560                  -               30             3,530           7.40%
 Collateralized mortgage obligations                118,333                  -            3,222           115,111           6.67%
 Other debt securities                                4,863                  -                -             4,863           8.58%
 GNMA certificates                                  172,130                549            4,272           168,407           6.59%
 FNMA certificates                                  112,152                160            3,837           108,475           6.74%
 FHLMC certificates                                  83,901                 58            3,011            80,948           6.65%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    494,939                767           14,372           481,334           6.68%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           13,257                  -                -            13,257           6.93%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                 $1,000,222             $2,078          $26,274          $976,026           6.67%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

                                                                       JUNE 30, 1999 (IN THOUSANDS)
                                          ----------------------------------------------------------------------------------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 US Treasury securities                            $105,343              $ 130          $ 3,875          $101,598           5.33%
 US Government agencies securities                   75,820                  -            1,321            74,499           6.79%
 PR Government securities                            20,160                423               11            20,572           8.71%
 GNMA certificates                                   60,128                871              745            60,254           6.93%
 FNMA certificates                                   97,270                 40            2,081            95,229           6.68%
 FHLMC certificates                                  28,314                  -              572            27,742           6.66%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    387,035              1,464            8,605           379,894           6.47%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

HELD-TO-MATURITY
 PR Government securities                             3,563                  -               33             3,530           7.40%
 Collateralized mortgage obligations                119,497                  -            2,365           117,132           6.67%
 Other debt securities                                4,863                  -                -             4,863           8.58%
 GNMA certificates                                  179,449                796            3,161           177,084           6.59%
 FNMA certificates                                  114,824                248            2,445           112,627           6.74%
 FHLMC certificates                                  85,884                 73            1,959            83,998           6.65%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    508,080              1,117            9,963           499,234           6.68%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           13,257                  -                -            13,257           6.74%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                   $908,372             $2,581          $18,568          $892,385           6.59%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

The amortized cost and estimated fair value of the Group's investment securities at September 30, 1999, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       (IN THOUSANDS)
                           -------------------------------------------------------------------------------------------------------
                                    AVAILABLE-FOR-SALE                   HELD-TO-MATURITY                         TOTAL
                              -------------------------------     -------------------------------     ------------------------------
                                AMORTIZED            FAIR          AMORTIZED           FAIR            AMORTIZED           FAIR
                                  COST              VALUE             COST             VALUE              COST            VALUE
                              -------------------------------     -------------------------------     ------------------------------
Due within 1 year                    $2,055           $2,050          $      -          $      -            $2,055           $2,050
After 1 year to 5 years              12,650           12,699             1,042             1,044            13,692           13,743
After 5 years to 10 years           195,953          189,818            18,218            18,277           214,171          208,095
Due after 10 years                  281,368          276,868           475,679           462,013           757,047          738,881
FHLB stock                                -                -                 -                 -            13,257           13,257
                              --------------     ------------     -------------    --------------     -------------    -------------
                                   $492,026         $481,435          $494,939          $481,334        $1,000,222         $976,026
                              --------------     ------------     -------------    --------------     -------------    -------------
                              --------------     ------------     -------------    --------------     -------------    -------------

The category of securities available-for-sale due after ten years includes a mortgage-backed Puerto Rico municipal bond with a fair value of $16,935,000 which commenced repaying principal on August 1, 1994, and is expected to be fully collected within the next two fiscal years. This category also includes $49,994,000, of the short-end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during the first quarter of fiscal 2000 totaled $11,920,000 (1999 - $47,935,000). Gross realized gains and losses on those sales during fiscal 2000 were $599,000 and $0, respectively (1999 - $1,606,000 and $0).

Of Oriental's investments at September 30,1999 and June 30, 1999 the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 18% and 19% of stockholders' equity, respectively. At September 30, 1999, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $22,316,000 (June 30, 1999 - $23,723,000) and $22,581,000 (June 30, 1999 - $24,102,000), respectively. At
September 30, 1999, $16,935,000 (June 30, 1999 - $18,456,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

TRADING SECURITIES:

A summary of trading securities owned by the Group at September 30, 1999 and June 30, 1999 is as follows:

                                                                                     (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                             SEPTEMBER 30,             JUNE 30,
                                                                        --------------------    -------------------
     US Treasury securities                                                         $ 3,516                $ 3,527
     Mortgage-backed securities                                                      31,456                 11,278
     PR Government securities                                                           814                      -
     CMO residuals, interest only                                                     2,399                  2,502
                                                                        --------------------    -------------------
                                                                                    $38,185                $17,307
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------

At September 30, 1999, the Group's trading portfolio weighted average yield was 7.11% (June 30, 1999 - 7.79%).


NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
--------------------------------------------------------

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases, personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at September 30, 1999 and June 30, 1999 was as follows:

                                                                                            (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                    SEPTEMBER 30,           JUNE 30,
                                                                                 --------------------- ------------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $236,039           $263,540
     Non-residential real estate loanS                                                         6,324              6,531
     Home equity loans and personal loans collateralized by real estate                       18,925             16,278
                                                                                 --------------------- ------------------
                                                                                             261,288            286,349
     Less: net deferred loan fees                                                            (1,498)            (1,302)
                                                                                 --------------------- ------------------
                                                                                             259,790            285,047
                                                                                 --------------------- ------------------
OTHER LOANS:
     Commercial  and auto loans                                                               21,258             10,555
     Personal consumer loans and credit lines                                                126,620            122,213
     Financing leases, net of unearned interest                                              103,736            110,297
                                                                                 --------------------- ------------------
                                                                                             251,614            243,065
                                                                                 --------------------- ------------------

LOANS RECEIVABLE                                                                            511,404             528,112
Allowance for loan losses                                                                   (8,731)             (9,002)
                                                                                 --------------------- ------------------
LOANS RECEIVABLE, NET                                                                       502,673             519,110
Loans held-for-sale                                                                          55,114              55,206
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                           $557,787            $574,316
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------

ALLOWANCE FOR LOAN LOSSES

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 9 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the first quarter ended September 30, 1999 and 1998.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 1999 and June 30, 1999, the Group determined that no impairment reserve was necessary.

NOTE 4 - PLEDGED ASSETS:

At September 30, 1999, residential mortgage loans and investment securities amounting to $127,694,000 (June 30, 1999 - $100,509,000), and $927,409,000 (June
30, 1999 - $737,448,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE  5 - INTEREST RATE RISK MANAGEMENT

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at September 30, 1999 and June 30, 1999 are set forth in the table below:

                                                                                             (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                        SEPTEMBER 30,            JUNE 30,
                                                                                      -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                                              $275,000              $245,000
 Weighted average pay rate - fixed                                                               5.68%                 5.66%
 Weighted average receive rate - floating                                                        5.41%                 5.09%
 Maturity in months                                                                            1 TO 23               2 TO 26
 Floating rate as a percent of LIBOR                                                        85 TO 100%            85 TO 100%


CAPS:
 Cap agreements notional amount                                                               $100,000              $100,000
 Cap rate                                                                                        6.50%                 6.50%
 Maturity in months                                                                            1 TO 12               4 TO 15

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

The Group offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At September 30, 1999, the notional amount of these agreements totaled $82,565,000 (June 30, 1999 - $79,815,000) at a weighted average rate of 5.84% (June 30, 1999 - 5.81%).

At September 30, 1999, interest rate swap and caps maturities by fiscal year are as follows:

                                                       ----------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
                        ---------------------------    ----------------------------------------------------------------------------
                           YEAR ENDING JUNE 30,            INTEREST RATE                EQUITY                      TOTAL
                        ---------------------------    ----------------------     --------------------      -----------------------
                                   2000                             $255,000                     $455                     $255,455
                                   2001                              120,000                   82,110                      202,110
                                                       ----------------------     --------------------      -----------------------
                                                                    $275,000                  $82,565                     $457,565
                                                       ----------------------     --------------------      -----------------------

NOTE  6  - SEGMENT REPORTING:

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

The Group's largest business segment is the retail banking, which is mainly comprised the Bank's branches and loan centers with such retail products as deposits and consumer loans. Commercial and finance leases are also considered in the retail business. This segment is also responsible for the Bank's mortgage loans and the Group's investment portfolios and of the treasury functions.

Oriental's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and of the Bank's brokerage subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last and smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the first quarters ended September 30:

                                                             UNAUDITED (Dollars in thousands)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2000
-----------
Net interest income                    $   12,139        $   122           $  786          $    --          $   13,046
Non-interest income                         1,831          2,614            1,356             (214)              5,587
Non-interest expenses                       5,905          1,600              944             (214)              8,235
Provision for loan losses                   1,750             --               --               --               1,750
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES              $    6,315        $ 1,136           $1,198          $    --          $    8,649
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

Total assets                           $1,647,905        $12,715           $2,000          $(2,148)         $1,660,572
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1999
-----------
Net interest income                         9,841        $    87           $1,147          $    --          $   11,075
Non-interest income                         2,433          2,686              794             (106)              5,807
Non-interest expenses                       5,063          1,243            1,172             (106)              7,372
Provision for loan losses                   2,600             --               --               --               2,600
                                    ---------------   --------------  ---------------  ---------------   --------------
NET INCOME  BEFORE TAXES               $    4,611        $ 1,530           $  769          $    --          $    6,910
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

Total assets                           $1,380,243        $ 7,592           $   --          $  (212)         $1,387,623
                                    ---------------   --------------  ---------------  ---------------   --------------

                                                                          FIRST QUARTER ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------------------------
                                                             1999                        1998                   VARIANCE %
                                                    ------------------------    ------------------------    ------------------
EARNINGS, DIVIDENDS DECLARED AND PER SHARE
INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                      $               30,931      $               27,003                14.5%
Interest expense                                                     17,884                      15,928                12.3%
                                                    ------------------------    ------------------------    ------------------
 NET INTEREST INCOME                                                 13,047                      11,075                17.8%
Recurring non-interest income                                         5,121                       4,152                23.3%
Non recurring non-interest income                                       466                       1,655               -71.8%
Recurring non-interest expenses                                       8,235                       7,244                13.7%
Non recurring non-interest expenses                                     -                           128              -100.0%
Provision for loan losses                                             1,750                       2,600               -32.7%
Provision for income taxes                                              702                         851               -17.5%
                                                    ------------------------    ------------------------    ------------------
 NET INCOME                                                           7,947                       6,059                31.2%
Less: dividends on preferred stock                                     (597)                          -              -100.0%
                                                    ------------------------    ------------------------    ------------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $                7,350      $                6,059                21.3%
                                                    ------------------------    ------------------------    ------------------

Dividends declared                                   $                1,916      $                1,492                28.4%
                                                    ------------------------    ------------------------    -----------------
Dividends declared per share                         $                0.150      $                0.113                32.7%
                                                    ------------------------    ------------------------    -----------------


Basic                                                $                 0.57      $                 0.46                23.9%
                                                    ------------------------    ------------------------    -----------------
Diluted                                              $                 0.56      $                 0.45                24.4%
                                                    ------------------------    ------------------------    -----------------
Book value                                           $                 7.11      $                 9.18               -22.5%
                                                    ------------------------    ------------------------    -----------------
Market price at end of period                        $                22.75      $                28.84               -21.1%
                                                    ------------------------    ------------------------    -----------------
Average shares and equivalents                                       13,035                      13,445                -3.0%
                                                    ------------------------    ------------------------    -----------------

PERIOD END BALANCES ( SEPTEMBER 30, ):
---------------------------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                                $            1,394,800      $            1,292,500                 7.9%
 Broker-dealer assets gathered                                      864,700                     736,500                17.4%
                                                    ------------------------    ------------------------    -----------------
   ASSETS MANAGED                                                 2,259,500                   2,029,000                11.4%
 Bank total assets                                                1,660,500                   1,387,600                19.7%
                                                    ------------------------    ------------------------    -----------------
                                                     $            3,920,000      $            3,416,600                14.7%
                                                    ------------------------    ------------------------    -----------------

INTEREST-EARNING ASSETS
 Investments and securities                          $            1,028,216      $              750,944                36.9%
 Loans and loans held-for-sale                                      557,787                     574,454                -2.9%
                                                    ------------------------    ------------------------    -----------------
                                                     $            1,586,003      $            1,325,398                19.7%
                                                    ------------------------    ------------------------    -----------------
INTEREST-BEARING LIABILITIES
 Deposits                                            $              656,636      $              613,102                 7.1%
 Repurchase agreements                                              701,322                     446,394                57.1%
 Borrowings                                                         153,200                     174,900               -12.4%
                                                    ------------------------    ------------------------    -----------------
                                                     $            1,511,158      $            1,234,396                22.4%
                                                    ------------------------    ------------------------    -----------------
CAPITAL AND RELATED REGULATORY RATIOS
 Stockholders' equity                                $              124,371      $              120,563                 3.2%
                                                    ------------------------    ------------------------    -----------------
 Leverage capital                                                     8.72%                       7.46%                17.0%
                                                    ------------------------    ------------------------    -----------------
 Total risk-based capital                                            24.74%                      20.87%                18.5%
                                                    ------------------------    ------------------------    -----------------
 Tier 1 risk-based capital                                           23.48%                      19.79%                18.6%
                                                    ------------------------    ------------------------    -----------------

SELECTED FINANCIAL RATIOS (IN PERCENT):
---------------------------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                                        1.99%                       1.78%                11.5%
                                                    ------------------------    ------------------------    -----------------
Return on average common equity (ROE)                                33.59%                      21.28%                57.9%
                                                    ------------------------    ------------------------    -----------------
Efficiency ratio                                                     45.33%                      47.69%                -5.0%
                                                    ------------------------    ------------------------    -----------------
Expense ratio                                                         0.81%                       1.02%               -20.1%
                                                    ------------------------    ------------------------    -----------------
Interest rate spread                                                  3.17%                       3.34%                -5.0%
                                                    ------------------------    ------------------------    -----------------

OTHER INFORMATION:
---------------------------------------------------------------------------------------------------------------------------------

Number of banking offices                                                19                          18                 5.6%
                                                    ------------------------    ------------------------    -----------------

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental posted diluted earnings per share of $0.56 for the first quarter of fiscal 2000, which is up 24% when compared to the $0.45 tallied in the same quarter of fiscal 1999. Quarterly net income available to common shareholders increased 21% to $7.4 million, up from $6.1 million posted in the first quarter of fiscal 1999. The Group's fiscal 2000 first quarter earnings growth was principally due to a higher level of interest-earning assets, sound performance by the brokerage and trust divisions and continued effective management of interest rate risk.

Financial assets, which include the Group's assets and assets managed by the trust and brokerage business, reached $3.9 billion at the end of the first quarter of fiscal 2000, up 15% from $3.4 billion at the end of the same period of fiscal 1999. At September 30,1999, the Group's assets reached $1.660 billion from $1.388 billion a year ago, an increase of 20%. Assets managed by the trust grew 8% to $1.395 billion versus $1.293 billion a year ago, and assets gathered by the broker-dealer increased 17% to $865 million from $737 million the year before.

Profitability ratios reached satisfactory levels again this past quarter. The Group's return on common equity was 33.59%, up from 21.28% posted the comparable first quarter of fiscal 1999. Likewise, return on assets (ROA) for the quarter rose to 1.99%, up from 1.78% posted the previous first quarter. The efficiency ratio improved to 45.33%, down from 47.69% in the comparable period of fiscal 1999. Different components that impacted the Group's performance are discussed in detail in the following pages. In addition, the selected financial data table on page 11 provides relevant operational ratios and information for the periods analyzed.

RESULT OF OPERATIONS

As a diversified financial services provider ( See table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Net interest income, the Group's main source of earnings, is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

NET INTEREST INCOME

For the first quarter of fiscal 2000, the Group's net interest income amounted $13.0 million, up 18% from $11.3 million in the same period of fiscal 1999. A larger volume of interest-earning assets and a modest reduction in the Group's cost of funds propelled this growth in net interest income. On the other hand, interest rate spread narrowed 17 basis points to 3.17% from 3.34%, due to a change in the mix of interest-earning assets toward low-risk and tax-free investment securities. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for first quarter of fiscal 2000 totaled $30.9 million, up 14.5% from the $27.0 million posted in the same period of fiscal 1999. A favorable volume variance of $4.6 million due to a larger average volume of interest-earning assets drove this increase. An unfavorable rate variance of $675,000 attributed to a decline in the yield performance of interest-earning assets due to the reason previously explained, partially offset this volume rise.

Average interest-earning assets for the first quarter of fiscal 2000 reached $1.530 billion, an increase of 22% compared with $1.256 billion in fiscal 1999. This volume increase was fueled by a solid growth in the Group's investment portfolio, mainly mortgage-backed securities, as Oriental continues its strategy of converting residential real estate loans sold in the secondary market with tax-advantaged mortgage-backed securities.

In the first quarter of fiscal 2000, the average yield on interest-earning assets was 8.09%, 51 basis points lower than the 8.60% attained in the same period of fiscal 1999. There were two main reasons for the yield erosion experienced in the first quarter of fiscal 2000. First, the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but generates a significant amount of tax-exempt interest. Another factor was the compression of the loan portfolio yield, which decreased by 72 basis points to 10.48% from 11.20% attained in the comparable period of fiscal 1999. A change in the portfolio mix toward low-risk residential mortgage loans caused this yield decline.

Interest expense for the first quarter of fiscal 2000 rose 12% to $17.8 million from $15.9 million reported in the comparable period of fiscal 1999. A larger base of interest-bearing liabilities used to fund the Group's interest-earning assets growth, which contributed to a volume increase of $3.0 million, was the principal reason for the rise. This was partially tempered by a favorable rate variance of $1.1 million due to a lower average cost of funds as the Bank's core deposits base expanded.

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

------------------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------    -----------------------------------------------
                                                    INTEREST                                          AVERAGE RATE
                                 -----------------------------------------------    -----------------------------------------------
                                      2000            1999           VARIANCE %          2000             1999         VARIANCE BP
                                 -------------    -------------    -------------    -------------    -------------    -------------
INVESTMENTS:
 Investment securities            $    15,384      $    10,794            42.5%            6.63%            6.50%            0.13%
 Trading securities                       395              634           -37.7%            7.15%            8.61%           -1.46%
 Money market investments                  70              117           -40.2%            6.26%            4.53%            1.73%
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                       15,849           11,545            37.3%            6.65%            6.56%            0.09%
                                 -------------    -------------    -------------    -------------    -------------    -------------

LOANS:
 Real estate (1)                        7,219            7,265            -0.6%            8.91%            9.96%           -1.05%
 Consumer                               4,249            4,032             5.4%           13.81%           13.53%            0.28%
 Financing leases                       2,850            3,749           -24.0%           10.81%           11.85%           -1.04%
 Commercial and auto loans                764              411            85.9%           13.22%           11.21%            2.01%
                                       15,082           15,457            -2.4%           10.48%           11.20%           -0.72%
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                  $    30,931      $    27,002            14.6%            8.09%            8.60%           -0.51%
                                 -------------    -------------    -------------    -------------    -------------    -------------

DEPOSITS:
 Savings and demand                       764              744             2.7%            2.12%            2.57%           -0.45%
 Time and IRA accounts                  6,566            6,527             0.6%            5.29%            5.55%           -0.26%
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                        7,330            7,271             0.8%            4.57%            4.96%           -0.39%
                                 -------------    -------------    -------------    -------------    -------------    -------------
BORROWINGS:
 Repurchase agreements                  8,144            5,945            37.0%            5.00%            5.40%           -0.40%
 FHLB funds                               842              997           -15.5%            6.05%            5.78%            0.27%
 Term notes and other sources
   of funds                             1,280            1,501           -14.7%            4.77%            5.20%           -0.43%
 Interest rate risk management            288              214            34.6%            0.14%            0.14%            0.00%
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                       10,554            8,657            21.9%            5.19%            5.54%           -0.35%
                                 -------------    -------------    -------------    -------------    -------------    -------------

                                       17,884           15,928            12.3%            4.92%            5.26%           -0.34%
                                 -------------    -------------    -------------    -------------    -------------    -------------

NET INTEREST INCOME               $    13,047      $    11,074            17.8%            3.17%            3.34%           -0.17%
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                 -------------    -------------    -------------    -------------    -------------    -------------

INTEREST RATE MARGIN                                                                       3.41%            3.53%           -0.12%
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------


                                                                                    -----------------------------------------------
                                                                                                    AVERAGE BALANCE
                                                                                    -----------------------------------------------
                                                                                        2000             1999          VARIANCE %
                                                                                    -------------    -------------    -------------
INVESTMENTS:
 Investment securities                                                               $   927,447      $   663,813      $     39.7%
 Trading securities                                                                       22,086           29,457           -25.0%
 Money market investments                                                                  4,445           10,308           -56.9%
                                                                                    -------------    -------------    -------------
                                                                                         953,978          703,578            35.6%
                                                                                    -------------    -------------    -------------

LOANS:
 Real estate (1)                                                                         323,988          291,796            11.0%
 Consumer                                                                                123,103          119,214             3.3%
 Financing leases                                                                        105,453          126,544           -16.7%
 Commercial and auto loans                                                                23,097           14,689            57.2%
                                                                                    -------------    -------------    -------------
                                                                                         575,641          552,243             4.2%
                                                                                    -------------    -------------    -------------

                                                                                       1,529,619        1,255,821            21.8%
                                                                                    -------------    -------------    -------------

DEPOSITS:
 Savings and demand                                                                      143,192          114,970            24.5%
 Time and IRA accounts                                                                   492,622          466,379             5.6%
                                                                                    -------------    -------------    -------------
                                                                                         635,814          581,349             9.4%
                                                                                    -------------    -------------    -------------
BORROWINGS:
 Repurchase agreements                                                                   645,808          436,806            47.8%
 FHLB funds                                                                               55,200           68,368           -19.3%
 Term notes and other sources of funds                                                   106,500          114,542            -7.0%
 Interest rate risk management                                                               -                -               0.0%
                                                                                    -------------    -------------    -------------
                                                                                         807,508          619,716            30.3%
                                                                                    -------------    -------------    -------------

                                                                                       1,443,322        1,201,065            20.2%
                                                                                    -------------    -------------    -------------


EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                  $    86,297      $    54,756            57.6%
                                                                                    -------------    -------------    -------------
                                                                                    -------------    -------------    -------------
INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                          105.98%          104.56%
                                                                                    -------------    -------------
                                                                                    -------------    -------------

-----------------------------------------       -------------    -------------    -------------
CHANGES IN NET INTEREST INCOME DUE TO:             VOLUME             RATE            TOTAL
-----------------------------------------       -------------    -------------    -------------
INTEREST INCOME:
 Loans (1)                                       $       545      $      (920)     $      (375)
 Investments                                           4,059              245            4,304
                                                -------------    -------------    -------------
                                                       4,604             (675)           3,929
                                                -------------    -------------    -------------

INTEREST EXPENSE:
 Deposits                                                545             (486)              59
 Borrowings                                            2,521             (624)           1,897
                                                -------------    -------------    -------------
                                                       3,066           (1,110)           1,956
                                                -------------    -------------    -------------

NET INTEREST INCOME                              $     1,538      $       435      $     1,973
                                                -------------    -------------    -------------
                                                -------------    -------------    -------------

(1) - Real-estate averages include loans held-for-sale.

Average interest-bearing liabilities for the first quarter of fiscal 2000 reached $1.443 billion, up 20% from the $1.201 billion a year ago. Larger volumes of repurchase agreements and deposits, mainly time deposits and IRA accounts, drove this increase. These increases were used primarily to fund the Group's investment portfolio growth. In the other hand, the average cost of funds on interest-bearing liabilities was 4.92%, 34 basis points lower than the 5.26% attained in the same quarter of fiscal 1999. A lower interest scenario that prevailed during the first quarter of fiscal 2000 combined with a growth in the core deposit base caused this overall decrease.

NON-INTEREST INCOME

In line with the Group's strategy of revenue expansion, recurrent non-interest revenues continued to be a catalyst of the Group's earnings performance during the first quarter of fiscal 2000. They rose 12% to $2.6 million from $2.3 million in the preceding year first quarter. Higher trust, brokerage, money management and mortgage banking revenues drove this improvement (see Table 3).

Trust, money management and brokerage fees, the principal component of recurrent non-interest income, continued its well-established growth pattern during the first quarter of fiscal 2000, rising 12% to $2.6 million from $2.3 million in the preceding first quarter. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered this growth (see "Financial Condition" section).

For the first quarter of fiscal 2000, gains generated by mortgage banking activities amounted to $1.4 million, 71% greater than the $794,000 earned in same quarter of fiscal 1999. The larger volume of loans sold coupled by higher spreads attained in certain of the loan products sold fueled this increase.

Bank services fees and other operating revenues, which consist primarily of fees on deposit accounts, leasing fees, and bank service charges and commissions, totaled $1.1 million in the first quarter of fiscal 2000, a 11% hike versus the $1 million reported in the same period fiscal of 1999. A 22% growth in bank service charges and commissions drove this rise. This increase was principally attributed to the expansion of the Group's electronic banking business and fees generated from the larger saving sand demand deposits base.

For the first quarter of fiscal 2000, non-current securities and trading gains amounted to $466,000 versus $1.7 million reported in the same period a year ago.

NON-INTEREST EXPENSES

As shown in Table 4, non-interest expenses for the first quarter of fiscal 2000 increased 12% to $8.2 million from $7.4 million in the comparable period of fiscal 1999. Notwithstanding the above increase, the efficiency and expense ratios for the first quarter of fiscal 2000 improved to 45.33% and 0.81%, respectively, from 47.69% and 1.02%, respectively, a year earlier.

Employee compensation and benefits, the Group's largest expense category, amounted to $3.7 million or 0.94% of total average assets for the first quarter of fiscal 2000 versus $3.5 million or 1.02% of total average assets in the same period of fiscal 1999. Tight control over the Group's level of staff achieved this slight increase (see Table 4), despite an increase in the volume of business and the asset base. Refer to Table 4 for more selected data regarding employee compensation and benefits.

Other recurring non-interest expenses for the first quarter of fiscal 2000 increased 19% to $4.5 million as compared to $3.8 million in the same period of fiscal 1999. Increases in professional and service fees, advertising and business promotion and occupancy and equipment led this rise and are directly related to the Group's expansion and new lines of business.

The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. Also, expenditures to prepare the Group for the year 2000 (Y2K) computer readiness and other expenses related to the recent conversion of the Group's electronic core system were responsible for this growth.

The advertising and promotion growth results mainly from the ongoing campaign to promote the Group's image and the launching of new products and services. The main contributors in the growth of occupancy and equipment costs were increases in capital expenditures from leasehold improvements and EDP equipment. This reflects the additional banking and administrative offices opened during the past 18 months and the enhancements made to the Group's systems to enable the expansion of its electronic delivery capability and improvement of customers' service.

                                                                                   FIRST QUARTER ENDED SEPTEMBER 30,
                                                                          ------------------------------------------------------
                                                                               1999               1998           VARIANCE %
                                                                          ------------------------------------------------------
TABLE 2 - REVENUES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                        $       13,047     $       11,075              17.8%
Recurrent non-interest income                                                       5,121              4,152              23.3%
Non- recurrent non-interest income                                                    466              1,655             -71.8%
                                                                          ----------------   ----------------   ----------------
                                                                           $       18,634     $       16,882              10.4%
                                                                          ----------------   ----------------   ----------------
                                                                          ----------------   ----------------   ----------------
REVENUES COMPOSITION:
 Net interest income                                                               70.00%             65.60%
 Recurrent non-interest income                                                     27.50%             24.60%
 Non- recurrent non-interest income                                                 2.50%              9.80%
                                                                          ----------------   ----------------
                                                                                  100.00%            100.00%
                                                                          ----------------   ----------------
                                                                          ----------------   ----------------


                                                                                   FIRST QUARTER ENDED SEPTEMBER 30,
                                                                          ------------------------------------------------------
                                                                               1999               1998           INC. / (DEC.)
                                                                          ------------------------------------------------------
TABLE 3 - NON-INTEREST INCOME SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Bank service charges and fees and other operating income
   Fees on deposit accounts                                                $          362     $          336               7.7%
   Bank service charges and commissions                                               504                414              21.7%
   Leasing revenues                                                                   268                207              29.5%
   Other operating revenues                                                             4                 68             -94.1%
                                                                          ----------------   ----------------   ----------------
                                                                                    1,138              1,025              11.0%
 Trust, money management and brokerage fees                                         2,627              2,333              12.6%
 Mortgage banking activities                                                        1,356                794              70.8%
                                                                          ----------------   ----------------   ----------------
   RECURRENT NON-INTEREST INCOME                                                    5,121              4,152              23.3%
 Securities and trading net activity                                                  466              1,655             -71.8%
                                                                          ----------------   ----------------   ----------------
   TOTAL NON-INTEREST INCOME                                               $        5,587     $        5,807              -3.8%
                                                                          ----------------   ----------------   ----------------
                                                                          ----------------   ----------------   ----------------

RECURRING NON-INTEREST INCOME TO NON-INTEREST EXPENSES RATIO                       62.19%             57.32%
                                                                          ----------------   ----------------

TABLE 4 - NON-INTEREST EXPENSES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
 Compensation and benefits
   Fixed                                                                   $        2,485     $        2,185              13.7%
   Variable                                                                         1,264              1,289              -1.9%
                                                                          ----------------   ----------------   ----------------
                                                                                    3,749              3,474               7.9%
                                                                          ----------------   ----------------   ----------------
                                                                          ----------------   ----------------   ----------------

 Occupancy and equipment,net                                                        1,525              1,246              22.4%
 Advertising and business promotion                                                   631                560              12.7%
 Professional and service fees                                                        509                341              49.3%
 Communications                                                                       370                345               7.2%
 Municipal and other general taxes                                                    479                429              11.7%
 Insurance, including deposits insurance                                              133                 91              46.2%
 Printing, postage, stationery and supplies                                           197                156              26.3%
 Other operating expenses                                                             642                602               6.6%
                                                                          ----------------   ----------------   ----------------
  OTHER NON-INTEREST EXPENSES                                                       4,486              3,770              19.0%
                                                                          ----------------   ----------------   ----------------
                                                                          ----------------   ----------------   ----------------

 Other non-recurring expenses                                                         -                  128            -100.0%
                                                                          ----------------   ----------------   ----------------

   TOTAL NON-INTEREST EXPENSES                                             $        8,235     $        7,372              11.7%
                                                                          ----------------   ----------------   ----------------
                                                                          ----------------   ----------------   ----------------

RELEVANT RATIOS:
 Efficiency ratio                                                                  45.33%             47.69%
                                                                          ----------------   ----------------
 Expense ratio                                                                      0.81%              1.02%
                                                                          ----------------   ----------------
 Compensation and benefits to recurring non-interest expenses                       45.5%              48.0%
                                                                          -----------------------------------
 Variable compensation to total compensation                                        33.7%              37.1%
                                                                          -----------------------------------
 Compensation to total average assets                                               0.94%              1.02%
                                                                          -----------------------------------
 Average compensation per employee                                         $         40.9     $         37.3
                                                                          ----------------   ----------------
 Bank assets per employee                                                  $        5,047     $        4,205
                                                                          ----------------   ----------------

GROUP'S WORK FORCE:
 Bank                                                                                 329                330
 Trust                                                                                 28                 24
 Brokerage                                                                             12                 10
                                                                          ----------------   ----------------
                                                                                      369                364
                                                                          ----------------   ----------------
                                                                          ----------------   ----------------

Average number of full-time employees                                                 367                373
                                                                          ----------------   ----------------


PROVISION FOR LOAN LOSSES

The provision for loan losses in the first quarter of fiscal 2000 totaled $1.75 million, down 33% from the $2.6 million reported in the same period of fiscal 1999. The decline in the provision was in response to the lower level of net credit losses and non-performing assets, and current and expected economic conditions. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of fiscal 2000 amounted to $702,000 or 8.1% of pre-tax earnings compared with $851,000 or 12.3% of pre-tax earnings a year ago, down 18%. The reduction in the first quarter of fiscal 2000 was due to higher amount of tax-exempt income generated by the Group's investment portfolio. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At the end of the first quarter of fiscal 2000, the Group's total assets amounted to $1.660 billion, an increase of 20% when compared to the $1.388 billion a year ago. At the same date, interest-earning assets reached $1.586 billion, an increase of $261 million or 20% versus the $1.325 billion a year earlier. This robust assets growth reflects a significant increase in the investment portfolio of $277million or 37% (see Table 5).

Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, collateralized mortgage obligations and P.R. Government municipal bonds. At September 30, 1999, the investment portfolio is of a high quality, approximately 98% is rated AAA at the end of the first quarter of fiscal 1999 and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate (see Table 5 and Note 2 of the attached Unaudited Consolidated Financial Statements).

The investment portfolio expansion was driven by a strong growth in mortgage-backed securities and CMO's, which increased to $784 million or 76% of the total portfolio from $463 million or 62% the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities. However, investment securities decreased 13% to $230 million or 22% of the total portfolio from $265 million or 35% a year ago. This reduction reflects the significant quantity of U.S. Government securities sold during the first half of fiscal 1999 as part of the Group's asset/liability management. These securities were replaced with mortgage-backed securities and CMO's that provide the Group with a higher yield and liquid position (see Table 5 for the Group's investments summary and composition).

At September 30,1999, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $558 million, 3% or $16 million lower than the $574 million a year ago. Leasing and real estate portfolios downsizing and an increase in the allowance for loan losses led this reduction; partially offset by expansions in the consumer and commercial and auto loans portfolios. Table 5 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Group's real estate loans portfolio amounted to $315 million or 56% of the loan portfolio at September 30, 1999, a 2% decrease when compared to $323 million or 56% of the loan's portfolio the year before. This reflects the sale of over $200 million in residential loans sold during the past twelve months as management took advantage of market conditions to convert the bulk of its mortgage origination into mortgage-backed securities.

At the end of the first quarter of fiscal 2000, the consumer loans portfolio totaled $127million or 22% of the Group's loan portfolio, a 15% growth compared to the $110 million or 19% of the Group's loan portfolio a year ago. Personal loans which amounted to $111 million at the end of the first quarter of fiscal 2000, or 13% over the $98 million reported the year before, was the largest contributor to this growth. The increase in personal loans was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards implemented using a credit scoring system.

The Group's leasing portfolio amounted to $104 million or 18% of the loan portfolio at the end of the first quarter of fiscal 2000, a 21% decrease versus $131 million or 23% of the loan portfolio a year ago. The Group's intentional slowdown in lease originations, due to stronger underwriting standards and discontinued equipment-leasing origination in March 1999, caused the downsizing.

                                                            ---------------------------------------------------     ---------------
                                                                 SEP-99              SEP-98       INC. / (DEC.)         JUN-99
                                                            ---------------------------------------------------     ---------------

TABLE 5 -  BANK ASSETS SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS:
 Mortgage-backed securities and CMO's                        $     784,170       $     462,673           69.5%       $     696,252
 US and PR Government securities                                   230,389             265,347          -13.2%             209,232
 FHLB stock and other investments                                   13,657              22,924          -40.4%              41,045
                                                            ---------------     ---------------    ------------     ---------------
                                                                 1,028,216             750,944           36.9%             946,529
                                                            ---------------     ---------------    ------------     ---------------
LOANS:
 Real estate                                                       314,904             322,791           -2.4%             340,254
 Consumer                                                          126,620             110,006           15.1%             122,212
 Financing leases                                                  103,736             131,447          -21.1%             110,297
 Commercial and auto                                                21,258              15,893           33.8%              10,555
                                                            ---------------     ---------------    ------------     ---------------
                                                                   566,518             580,137           -2.3%             583,318
 Allowance for loan losses                                         (8,731)             (5,683)           53.6%             (9,002)
                                                            ---------------     ---------------    ------------     ---------------
                                                                   557,787             574,454           -2.9%             574,316
                                                            ---------------     ---------------    ------------     ---------------

 TOTAL INTEREST-EARNING ASSETS                                   1,586,003           1,325,398           19.7%           1,520,845
                                                            ---------------     ---------------    ------------     ---------------

Non-interest earning assets                                         74,469              62,225           19.7%              66,502
                                                            ---------------     ---------------    ------------     ---------------

 TOTAL ASSETS                                                $   1,660,472       $   1,387,623           19.7%       $   1,587,347
                                                            ---------------     ---------------    ------------     ---------------
                                                            ---------------     ---------------    ------------     ---------------

INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMO's                                76.3%               61.6%                               73.6%
 US and PR Government securities                                     22.4%               35.3%                               22.1%
 FHLB stock and other investments                                     1.3%                3.1%                                4.3%
                                                            ---------------     ---------------                     ---------------
                                                                    100.0%              100.0%                              100.0%
                                                            ---------------     ---------------                     ---------------

LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                         55.6%               55.6%                               58.3%
 Consumer                                                            22.4%               19.0%                               21.0%
 Financing leases                                                    18.3%               22.7%                               18.9%
 Commercial and auto                                                  3.7%                2.7%                                1.8%
                                                            ---------------     ---------------                     ---------------
                                                                    100.0%              100.0%                              100.0%
                                                            ---------------     ---------------                     ---------------


TABLE 6 -  LIABILITIES SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
 Savings and demand deposits                                 $     152,905       $     122,394           24.9%       $     142,679
 Time deposits and IRA accounts                                    499,493             486,425            2.7%             508,648
 Accrued Interest                                                    4,238               4,283           -1.1%               5,661
                                                            ---------------     ---------------    ------------     ---------------
                                                             $     656,636       $     613,102            7.1%       $     656,988
                                                            ---------------     ---------------    ------------     ---------------
BORROWINGS:
 Repurchase agreements                                       $     701,322       $     446,394           57.1%       $     596,226
 FHLB funds                                                         46,700              60,400          -22.7%              68,400
 Term notes and other sources of funds                             106,500             114,500           -7.0%             106,500
                                                            ---------------     ---------------    ------------     ---------------
                                                             $     854,522       $     621,294           37.5%       $     771,126
                                                            ---------------     ---------------    ------------     ---------------

 TOTAL INTEREST-BEARING LIABILITIES                              1,511,158           1,234,396           22.4%           1,428,114
                                                            ---------------     ---------------    ------------     ---------------

Non interest-bearing liabilities                             $      24,943       $      32,664          -23.6%       $      35,201
                                                            ---------------     ---------------    ------------     ---------------

 TOTAL LIABILITIES                                           $   1,536,101       $   1,267,060           21.2%       $   1,463,315
                                                            ---------------     ---------------    ------------     ---------------
                                                            ---------------     ---------------    ------------     ---------------

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                         23.3%               20.0%                               21.7%
 Time deposits and IRA accounts                                      76.1%               79.3%                               77.4%
 Accrued Interest                                                     0.6%                0.7%                                0.9%
                                                            ---------------     ---------------                     ---------------
                                                                    100.0%              100.0%                              100.0%
                                                            ---------------     ---------------                     ---------------
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                                               82.1%               71.8%                               77.3%
 FHLB funds                                                           5.5%                9.7%                                8.9%
 Term notes and other sources of funds                               12.4%               18.5%                               13.8%
                                                            ---------------     ---------------                     ---------------
                                                                    100.0%              100.0%                              100.0%
                                                            ---------------     ---------------                     ---------------

LIABILITIES AND FUNDING SOURCES

As shown in Table 6, at September 30, 1999, Oriental's total liabilities reached $1.536 billion, 21% higher than the $1.267 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.511 billion at the end of the first quarter of fiscal 2000 versus $1.234 billion the year before, a 22% increase. Increases in demand and saving deposits and repurchase agreements drove this growth.

Deposits at the end of the first quarter of fiscal 2000, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $657 million, up 7% versus the $613 million a year ago. A $31 million or 25% increase in demand and savings deposits realized most of the growth, followed by a $13 million or 3% rise in time deposits and IRA accounts. Table 6 presents the composition of the Group's deposits at the end of the periods analyzed.

Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At September 30, 1999, they amounted to $855 million, 38% higher than the $622 million a year ago. This increase reflects a strong growth in repurchase agreements, which was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the of the FHLB the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group's mortgages and investment securities. Table 7 presents the composition of the Group's other borrowings at the end of the periods analyzed.

STOCKHOLDERS' EQUITY

At September 30, 1999, Oriental's total stockholders' equity reached $124 million, a 3% increase from $121 million a year ago. Earnings reported during the past 12 months and $32.3 million net proceeds generated from the issuance of preferred stock were the main reasons for this growth. These were partially offset by a $33.5 million decline in accumulated other comprehensive loss and $15.6 million spent on treasury stock repurchases. For more in the Group's of stockholders' equity expansion, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income included in the attached Unaudited Consolidated Financial Statements.

During the first quarter of fiscal 2000, the Group continued its aggressive repurchase program, as authorized by the board of directors, and repurchased approximately 75,000 shares of its common stock. This brings to 978,879 shares with a cost of $25.1 million the number of shares held by the Group's treasury.

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. The market value of the Group's common stock on the NYSE at September 30, 1999 was $22.75 per share versus $28.84 per share a year earlier. The Group's market capitalization decreased to $291 million as compared to $378 million a year ago, reflecting a significant decline in the fair value of securities available-for-sale (included as part of accumulated other comprehensive loss) loss and increase in treasury stock.

During the first quarter of fiscal 2000, the Group declared dividends amounting to $1.9 million or $0.15 per share compared to $1.5 million or $0.113 per share in the same period of fiscal 1999, up 33%. For the first quarter of fiscal 2000, the dividend payout ratio and dividend yield were 26.07% and 2.55%, respectively, compared to 24.36% and 1.56%, respectively, in the preceding fiscal year.

Under the regulatory framework for prompt corrective action, banks and bank holding companies, which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown on Table 7, the Group exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Group's assets.

GROUP'S FINANCIAL ASSETS

As shown on Table 8, at September 30, 1999, the Group`s total financial assets owned or managed, which consists of the Group's assets, assets managed by the trust and assets gathered by the broker-dealer, reached $3.920 billion, an increase of 15% when compared to the $3.417 billion a year ago. The main component of the Group's financial assets is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At September 30, 1999, total assets managed by the Group's trust amounted $1.395 billion, 8% higher than the $1.293 billion a year ago. This increase was fueled by a solid 14% growth in individual retirement accounts
(IRA), the most significant asset managed, which totaled $524 million versus the $460 million a year ago, followed by a 26% growth in 401(K) and Keogh retirement plans managed.

                                                            ---------------------------------------------------     ---------------
                                                                 SEP-99              SEP-98       INC. / (DEC.)         JUN-99
                                                            ---------------------------------------------------     ---------------

TABLE 7 - CAPITAL, DIVIDENDS AND STOCK DATA
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA:
 Stockholders' equity                                        $     124,371       $     120,563            3.2%       $     124,032
                                                            ---------------     ---------------    ------------     ---------------
 Leverage Capital ( minimum required - 4.00%)                        8.72%               7.46%           17.0%               8.78%
                                                            ---------------     ---------------    ------------     ---------------
 Total Risk-Based Capital (minimum required - 8.00%)                24.74%              20.87%           18.5%              25.28%
                                                            ---------------     ---------------    ------------     ---------------
 Tier 1 Risk-Based capital (minimum required - 4.00%)               23.48%              19.79%           18.6%              24.02%
                                                            ---------------     ---------------    ------------     ---------------

STOCK DATA:
 Outstanding common shares                                          12,776              13,120           -2.6%              12,835
                                                            ---------------     ---------------    ------------     ---------------
 Book value                                                  $        7.11       $        9.18          -22.5%       $        7.05
                                                            ---------------     ---------------    ------------     ---------------
 Market Price at end of period                               $       22.75       $       28.84          -21.1%       $       24.13
                                                            ---------------     ---------------    ------------     ---------------
 Market capitalization                                       $     290,657       $     378,381          -23.2%       $     309,644
                                                            ---------------     ---------------    ------------     ---------------

DIVIDEND DATA:
 Dividends declared                                          $       1,916       $       1,492           28.4%       $       7,369
                                                            ---------------     ---------------    ------------     ---------------
 Dividends declared per share                                $       0.150       $       0.113           32.7%       $       0.563
                                                            ---------------     ---------------    ------------     ---------------
 Payout ratio                                                       26.07%              24.36%            7.0%              28.02%
                                                            ---------------     ---------------    ------------     ---------------
 Dividend yield                                                      2.55%               1.56%           63.5%               1.94%
                                                            ---------------     ---------------    ------------     ---------------


The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                            ---------------------------------------------------
                                                                           PRICE
                                                            -----------------------------------      DIVIDEND
                                                                 HIGH                 LOW            PER SHARE
                                                            ---------------     ---------------    ------------
FISCAL 2000:
September 30, 1999                                           $      28.00        $      21.50       $    0.150
                                                            ---------------     ---------------    ------------

FISCAL 1999:
June 30, 1999                                                $      29.87        $      24.13       $    0.150
                                                            ---------------     ---------------    ------------
March 31, 1999                                               $      29.63        $      27.50       $    0.150
                                                            ---------------     ---------------    ------------
December 31, 1998                                            $      32.00        $      28.00       $    0.150
                                                            ---------------     ---------------    ------------
September 30, 1998                                           $      32.26        $      28.84       $    0.113
                                                            ---------------     ---------------    ------------

FISCAL 1998:
June 30, 1998                                                $      34.60        $      27.66       $    0.113
                                                            ---------------     ---------------    ------------
March 31, 1998                                               $      29.35        $      24.85       $    0.113
                                                            ---------------     ---------------    ------------
December 31, 1997                                            $      23.63        $      18.38       $    0.094
                                                            ---------------     ---------------    ------------
September 30, 1997                                           $      22.28        $      16.95       $    0.094
                                                            ---------------     ---------------    ------------


TABLE 8 - FINANCIAL ASSETS SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Trust assets managed                                        $  1,394,800        $  1,292,500             7.9%       $   1,394,800
 Assets gathered by broker-dealer                                 864,700             736,500            17.4%             864,700
                                                            ---------------     ---------------    ------------     ---------------
 MANAGED ASSETS                                                 2,259,500           2,029,000            11.4%           2,259,500
 Group assets                                                   1,660,500           1,387,600            19.7%           1,587,300
                                                            ---------------     ---------------    ------------     ---------------
                                                             $  3,920,000        $  3,416,600            14.7%       $   3,846,800
                                                            ---------------     ---------------    ------------     ---------------

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 1999, total assets gathered by the broker-dealer from its customer investment accounts reached $865 million, up 17% from $737 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At September 30, 1999, the Group's allowance for loan losses amounted to $8.7 million or 1.54% of total loans versus $5.7 million or 0.98% of total loans a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net credit losses for the first quarter of fiscal 2000, totaled $2.0 million or 1.40% of average loans, compared to $2.6 million or 1.80% of average loans for the same period of fiscal 1999. The lower level of credit losses experienced during the first quarter of fiscal 2000 was primarily associated to a reduction in financing leases net credit losses. It is worth noting that consumer loans credit losses fell slightly despite a 15% growth in the portfolio and that tighter underwriting standards and collection procedures implemented last year are showing positive results. As such, management expects the level of credit losses to continue to improve in fiscal 2000. Table 9 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

As shown on Table 10, the Group's non-performing assets consisted of non-performing loans, foreclosed real estate owned and other repossessed assets. At the end of the first quarter of fiscal 2000, the Group's asset quality improved as non-performing assets totaled $18.7 million or 1.12% of total assets versus $20.4 million or 1.47% of total assets at the same date of fiscal 1999. The decrease was principally due to a lower level of non-performing loans; mainly non-performing financing leases which decreased 25%. This improvement stems from tighter underwriting standards and collection procedures implemented, as previously explained.

At September 30, 1999, the allowance for loan losses to non-performing loans coverage ratio improved to 48.73% from 30.14% a year ago; excluding the lesser risk real estate loans, the ratio substantially improved to 97.79% from 53.38% for the respective periods. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on a non-accrual basis when they become 90 days or more past due, except for well secured by real estate collateral. At September 30, 1999, except for non-performing real estate loans totaled $9 million or 50.2% of the Group's non-performing loans. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio. Real estate loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due. At September 30, 1999, the Group's non-performing commercial business loans amounted to $1.2 million or 6.8% of the Group's non-performing loans. Of the total balance, $990,000 or 11 loans are guaranteed by real estate. Commercial loans are charged-off based on the specific evaluation of the collateral underlying the loan.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due unless well secured by collateral. At September 30, 1999, the Group's non-performing auto and equipment leases portfolio amounted to $6.6 million or 37% of the Group's total non-performing loans. the underlying collateral secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due. At September 30, 1999, the Group's non-performing consumer loans amounted to $1.1 million or 6.0% of the Group's total non-performing loans. Consumer loans are charged-off when payments are delinquent 120 days.

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

                                                           FIRST QUARTER ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------
                                                              1999                  1998          VARIANCE %
                                                       ------------------    -----------------   -----------

TABLE 9 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND
LOAN LOSSES STATISTICS
-----------------------------------------------------------------------------------------------
BEGINNING BALANCE                                       $          9,002      $         5,658
                                                       ------------------    -----------------

Provision for loan losses                                          1,750                2,600
Net charge-off's                                                  (2,021)              (2,575)
                                                       ------------------    -----------------
NET INCREASE (DECREASE)                                             (271)                  25
                                                       ------------------    -----------------

ENDING BALANCE                                          $          8,731      $         5,683
                                                       ------------------    -----------------

CHARGE-OFF'S:
 Real estate                                            $            -        $            (2)         -100.0%
 Consumer                                                         (1,749)              (1,586)           10.3%
 Leasing                                                            (974)              (1,303)          -25.2%
 Commercial and others                                               (35)                (136)          -74.3%
                                                       ------------------    -----------------    ------------
                                                                  (2,758)              (3,027)           -0.9%
                                                       ------------------    -----------------    ------------
RECOVERIES:
 Real estate                                            $            -        $            16          -100.0%
 Consumer                                                            382                  118           233.7%
 Leasing                                                             295                  282             4.6%
 Commercial and others                                                60                   36            66.7%
                                                       ------------------    -----------------    ------------

                                                                     737                  452            63.1%
                                                       ------------------    -----------------    ------------
NET CHARGE-OFF'S:
 Real estate                                                         -                     14          -100.0%
 Consumer                                                         (1,367)              (1,468)           -6.9%
 Leasing                                                            (679)              (1,021)          -33.5%
 Commercial and others                                                25                 (100)         -125.0%
                                                       ------------------    -----------------    ------------
                                                        $         (2,021)     $        (2,575)          -21.5%
                                                       ------------------    -----------------    ------------
LOANS:
 Outstanding                                            $        566,518      $       580,137
                                                       ------------------    -----------------
 Average loans                                          $        575,641      $       571,101
                                                       ------------------    -----------------

RATIOS:
 Recoveries to net-charge-off's                                     26.7%                14.9%
                                                       ------------------    -----------------
 Net charge-off's to average loans                                  1.40%                1.80%
                                                       ------------------    -----------------
 Allowance coverage ratio                                           1.54%                0.98%
                                                       ------------------    -----------------


TABLE 10 - NON-PERFORMING ASSETS
( AT SEPTEMBER 30, ):
-----------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS:
 Non-performing loans                                   $         17,917      $        18,858            -5.0%
 Foreclosed real estate                                              383                  316            21.2%
 Repossessed autos                                                   347                  946           -63.3%
 Repossessed equipment                                                26                  323           -92.0%
                                                       ------------------    -----------------    ------------
                                                        $         18,673      $        20,443            -0.7%
                                                       ------------------    -----------------    ------------
NON-PERFORMING LOANS:
 Real estate                                            $          8,989      $         8,211             9.5%
 Consumer                                                          1,072                  765            40.1%
 Financing leases                                                  6,635                8,884           -25.3%
 Commercial                                                        1,221                  998            22.3%
                                                       ------------------    -----------------    ------------
                                                        $         17,917      $        18,858             5.0%
                                                       ------------------    -----------------    ------------
NON-PERFORMING LOANS COMPOSITION:
 Real estate                                                        50.2%                43.5%
 Consumer                                                            6.0%                 4.1%
 Financing leases                                                   37.0%                47.1%
 Commercial                                                          6.8%                 5.3%
                                                       ------------------    -----------------
                                                                   100.0%               100.0%
                                                       ------------------    -----------------
RELEVANT RATIOS:
 Non-performing loans to  total loans                               3.16%                3.25%
                                                       ------------------    -----------------
 Non-performing loans reserve coverage ratio                       48.73%               30.14%
                                                       ------------------    -----------------
 Non-performing loans reserve coverage ratio
 (excluding real estate loans)                                      97.79%               53.38%
                                                       ------------------    -----------------
 Non-performing assets to total assets                               1.12%                1.47%
                                                       ------------------    -----------------
 Non-performing assets to total capital                             15.01%               16.96%
                                                       ------------------    -----------------

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. Any additional losses on the disposition of such assets are charged against the allowance for loan losses at the time of disposition. At September 30, 1999, the inventory of repossessed automobiles and equipment consisted of 21 units and 4 units, respectively, amounting to $347,000 ($16,220 average per unit) and $26,000 ($6500 average per unit), respectively.

YEAR 2000 READINESS DISCLOSURE

The Group is the only bank holding company in Puerto Rico to close its fiscal year on June 30th; we are already in fiscal year 2000. Therefore, our additional computer capacity and all of the Management Information Systems (MIS) have been tested and are fully certified as being Y2K compliant, in accordance with regulatory guidelines.

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

The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest sensitive assets and liabilities. Based on the June 30, 1999 analysis, last time this type of analysis was performed, if (1) the weighted average rates in effect at June 30, 1999 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

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

At the end of the first quarter of fiscal 2000, the Group's liquidity was deemed appropriate. In addition to $875 million in liquid assets, includes $53 million available from unused lines of credit with other financial institutions and $167 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual stockholder meeting of the Group was held on October 28, 1999. A quorum was obtained with 11,712,902 votes in person or by proxy, which represented 91.2% of all votes eligible to be cast. The following proposals were voted upon at the meeting with the following results:

- PROPOSAL 1: To elect four directors to three-year terms expiring with the 2002 Annual Meeting or until their successors have been elected and qualified.

          NOMINEES FOR THREE-YEAR TERM                       VOTES FOR                VOTES AGAINST             VOTES WITHHOLD
--------------------------------------------------     ----------------------      ---------------------     ---------------------
PABLO I. ALTIERI                                        11,639,108 - (90.6%)                          -                    73,794
DIEGO PERDOMO                                           11,587,639 - (90.2%)                          -                   125,263
FRANCISCO ARRIVI                                        11,639,856 - (90.6%)                          -                    76,046
MARI CARMEN APONTE                                      11,636,608 - (90.6%)                          -                    76,294


- PROPOSAL 2 : To consider and approve the adoption of the Oriental Financial Group 1998 Incentive Stock Option Plan and the Oriental Bank and Trust 1996 Incentive Stock Option Plan to include, as eligible participants, independent contractors who perform services to the Group and/or any of its subsidiaries.

               VOTES FOR                              VOTES AGAINST                      ABSTAIN                 VOTES WITHHOLD
----------------------------------------       -----------------------------      -----------------------     ---------------------
                   11,217,910 - (87.3%)                             292,013                      202,977                         -

- PROPOSAL 3: Ratify the appointment of Pricewaterhouse Coopers LLP as the Group's independent auditors for the year ending June 30, 2000.

               VOTES FOR                              VOTES AGAINST                      ABSTAIN                 VOTES WITHHOLD
----------------------------------------       -----------------------------      -----------------------     ---------------------
                  11,710,234  - (91.1%)                               2,266                          402                         -

ITEM 5.     OTHER INFORMATION - NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A - FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30,1999.

C - EXHIBITS

EXHIBITS FILED AS PART OF THIS FORM 10-Q

        27.0             FINANCIAL DATA SCHEDULE                     E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ORIENTAL FINANCIAL GROUP INC.
                                  (REGISTRANT)


By:  S/JOSE E. FERNANDEZ
     -------------------
Jose E. Fernandez
Chairman of the Board, President and
Chief Executive Officer                          Dated:  November 13, 1999
                                                         -----------------


By:   S/RAFAEL VALLADARES
      -------------------
Rafael Valladares
Senior Vice President - Principal Financial
Officer                                          Dated:  November 13, 1999
                                                         -----------------