Form 10-Q
period 1999-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2000-02-11
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                         COMMON STOCK ($1.00 PAR VALUE)

              13,764,191 SHARES OUTSTANDING AS OF DECEMBER 31, 1999

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

                                TABLE OF CONTENTS

                                                                                                     PAGE
-----------------------------------------------------------------------------------------------------------

PART - 1

-----------------------------------------------------------------------------------------------------------

Item - 1           FINANCIAL STATEMENTS

                      Consolidated statements of Financial condition at December 31,
                      1999 (unaudited) and June 30, 1998.                                                 1

                      Unaudited consolidated statements of income for the second
                      quarter and six months period ended December 31, 1999 and 1998.                     2

                      Unaudited consolidated statements of stockholders' equity and comprehensive income for the six months period ended
                      December 31, 1999 and 1998.                                                         3

                      Unaudited consolidated statements of cash flows for the
                      six months period ended December 31, 1999 and 1998.                                 4

                      Notes to unaudited consolidated financial statements                                10


Item - 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              11-24

PART - 2
------------------------------------------------------------------------------------------------------------------------------

Item - 1           Legal Proceedings                                                                      24

Item - 2           Change in securities - None                                                            24

Item - 3           Defaults upon senior securities - None                                                 24

Item - 4           Submissions of Matters to a Vote of Security Holders -None                             24

Item - 5           Other Information - None                                                               24

Item - 6           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       24

                   Signatures                                                                             24

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 (UNAUDITED) AND JUNE 30, 1999
(IN THOUSANDS)

ASSETS
------------------------------------------------------------------------------

                                                                                                        DECEMBER 31,    JUNE 30,
                                                                                                        -----------    -----------
Cash and due from banks                                                                                 $     9,349    $     8,060
                                                                                                        -----------    -----------

INVESTMENTS AND SECURITIES:
     Money market investments                                                                                 1,978         27,991
     Trading securities, at fair value                                                                       36,588         17,307
     Investment securities available-for-sale, at fair value                                                196,232        379,894
     Investment securities held-to-maturity, at cost ( fair value $797,547; June 30,1999 - $499,234 )       821,885        508,080
     Federal Home Loan Bank (FHLB)  stock, at cost                                                           13,257         13,257
                                                                                                        -----------    -----------
          TOTAL INVESTMENTS AND SECURITIES                                                                1,069,940        946,529
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

LOANS:
     Loans held-for-sale, at lower of cost or market                                                         10,000         55,206
     Loans receivable, net                                                                                  557,573        519,110
                                                                                                        -----------    -----------
         TOTAL LOANS, NET                                                                                   567,573        574,316
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

Accrued interest receivable                                                                                  20,200         18,017
Foreclosed real estate, net                                                                                     245            383
Premises and equipment, net                                                                                  22,340         21,651
Other assets, net                                                                                            27,854         18,391
                                                                                                        -----------    -----------

TOTAL ASSETS                                                                                            $ 1,717,501    $ 1,587,347
                                                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
     Savings and demand                                                                                 $   153,119    $   142,679
     Time and IRA accounts                                                                                  497,200        508,648
     Accrued interest                                                                                         3,912          5,661
                                                                                                        -----------    -----------
         TOTAL DEPOSITS                                                                                     654,231        656,988
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

BORROWINGS:
     Securities sold under agreements to repurchase                                                         739,349        596,226
     Advances and borrowings from Federal Home Loan Bank                                                     81,200         68,400
     Term notes and other borrowings                                                                         96,500        106,500
                                                                                                        -----------    -----------
         TOTAL BORROWINGS                                                                                   917,049        771,126
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

Accrued expenses and other liabilities                                                                       21,465         35,201
                                                                                                        -----------    -----------

     TOTAL LIABILITIES                                                                                    1,592,745      1,463,315
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                                                    --             --
                                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation                             33,500         33,500
         value, shares issued and outstanding 1,340,000
     Common stock, $1 par value; 20,000,000 shares authorized; shares
         issued and outstanding 13,764,191 (June 30, 1999 - 13,738,814)                                      13,764         13,739
     Additional paid-in capital                                                                              23,427         23,313
     Legal surplus                                                                                           10,283          8,673
     Retained earnings                                                                                       89,229         79,920
     Treasury stock, at cost, 986,799 shares (June 30, 1999 - 903,786)                                      (25,301)       (23,401)
     Accumulated other comprehensive loss , net of deferred taxes                                           (20,146)       (11,712)
                                                                                                        -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                                                         124,756        124,032
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $ 1,717,501    $ 1,587,347
                                                                                                        ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                                              SECOND QUARTER      SIX-MONTHS PERIOD
                                                                               DECEMBER 31,          DECEMBER 31,
                                                                          --------------------   --------------------
                                                                            1999        1998       1999        1998
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------
INTEREST INCOME:
     Loans                                                                $ 14,873    $ 15,110   $ 29,883    $ 30,568
     Mortgage-backed securities and collateralized mortgage obligations     13,256       8,593     25,332      15,331
     Investment securities                                                   3,938       3,806      7,640       8,497
     Money market investments                                                   87         133        157         250
                                                                          --------    --------   --------    --------
         TOTAL INTEREST INCOME                                              32,154      27,642     63,012      54,646
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------
INTEREST EXPENSE:
     Deposits                                                                7,544       7,270     14,826      14,494
     Securities sold under agreements to repurchase                          9,832       6,298     17,976      12,243
     Other borrowed funds and interest rate risk management                  2,329       2,491      4,787       5,251
                                                                          --------    --------   --------    --------
         TOTAL INTEREST EXPENSE                                             19,705      16,059     37,589      31,988
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------

         NET INTEREST INCOME                                                12,449      11,583     25,423      22,658
Provision for loan losses                                                    1,500       7,150      3,250       9,750
                                                                          --------    --------   --------    --------
         NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES               10,949       4,433     22,173      12,908
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------
NON-INTEREST INCOME:
     Trust, money management and brokerage fees                              2,779       2,298      5,406       4,631
     Mortgage banking activities                                               850       1,239      2,206       2,033
     Bank service charges and fees and other operating income                1,785       1,088      2,995       2,112
     Gain on sale of investment securities                                      60       6,841        659       8,447
     Trading net activity                                                      198          21         65          70
                                                                          --------    --------   --------    --------
         TOTAL NON-INTEREST INCOME                                           5,672      11,487     11,331      17,293
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------
NON-INTEREST EXPENSES:
     Compensation and benefits                                               3,630       3,799      7,379       7,273
     Occupancy and equipment, net                                            1,587       1,219      3,112       2,465
     Advertising and business promotion                                        447         703      1,078       1,262
     Professional and service fees                                             578         654      1,086         995
     Communications                                                            355         429        725         758
     Taxes other than income                                                   477         428        955         857
     Insurance, including deposit insurance                                    138         102        272         192
     Printing, postage, stationery and supplies                                218         202        415         358
     Other                                                                     676         733      1,318       1,479
                                                                          --------    --------   --------    --------
         TOTAL NON-INTEREST EXPENSE                                          8,106       8,269     16,340      15,639
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------

         INCOME BEFORE INCOME TAXES                                          8,515       7,651     17,164      14,562
Provision for income taxes                                                     518       1,284      1,220       2,135
                                                                          --------    --------   --------    --------
         NET INCOME                                                          7,997       6,367     15,944      12,427
Less: dividends on preferred stock                                            (597)         --     (1,193)         --
                                                                          --------    --------   --------    --------
         NET INCOME AVAILABLE TO COMMON SHARES                            $  7,400    $  6,367   $ 14,751    $ 12,427
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------
INCOME PER COMMON SHARE:
     Basic                                                                $   0.58    $   0.49   $   1.15    $   0.95
                                                                          --------    --------   --------    --------
     Diluted                                                              $   0.57    $   0.47   $   1.13    $   0.92
                                                                          --------    --------   --------    --------

     Average common shares outstanding                                      12,777      13,077     12,791      13,125
     Average potential common share options                                    318         393        274         397
                                                                          --------    --------   --------    --------
                                                                            13,095      13,470     13,065      13,522
                                                                          --------    --------   --------    --------
                                                                          --------    --------   --------    --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998
(IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                   ----------------------
                                                                                      1999         1998
                                                                                   ---------    ---------
                                                                                   ---------    ---------
 CHANGES IN STOCKHOLDERS' EQUITY:
---------------------------------------------------------------------------------------------------------

PREFERRED STOCK:
     Balance at beginning of period                                                $  33,500    $      --
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                     33,500           --
                                                                                   ---------    ---------
                                                                                   ---------    ---------
COMMON STOCK:
     Balance at beginning of period                                                   13,739       10,149
     Stock split                                                                          --        3,385
     Stock options exercised                                                              25           21
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                     13,764       13,555
                                                                                   ---------    ---------
                                                                                   ---------    ---------

ADDITIONAL PAID-IN CAPITAL:
     Balance at beginning of period                                                   23,313       27,261
     Stock split                                                                          --       (3,385)
     Stock options exercised                                                             114           92
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                     23,427       23,968
                                                                                   ---------    ---------
                                                                                   ---------    ---------

LEGAL SURPLUS:
     Balance at beginning of period                                                    8,673        5,908
     Transfer from retained earnings                                                   1,610          560
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                     10,283        6,468
                                                                                   ---------    ---------
                                                                                   ---------    ---------

RETAINED EARNINGS:
     Balance at beginning of period                                                   79,920       63,756
     Net income                                                                       15,944       12,427
     Dividends declared on common stock                                               (3,832)      (3,027)
     Dividends declared on preferred stock                                            (1,193)          --
     Transfer to legal surplus                                                        (1,610)        (560)
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                     89,229       72,596
                                                                                   ---------    ---------
                                                                                   ---------    ---------

TREASURY STOCK:
     Balance at beginning of period                                                  (23,401)      (6,199)
     Treasury stock purchased                                                         (1,900)      (5,690)
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                    (25,301)     (11,889)
                                                                                   ---------    ---------
                                                                                   ---------    ---------


ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF DEFERRED TAXES:
     Balance at beginning of period                                                  (11,712)         913
     Other comprehensive (loss) income for the period ended, net of taxes             (8,434)       5,162
                                                                                   ---------    ---------
         BALANCE AT END OF PERIOD                                                    (20,146)       6,075
                                                                                   ---------    ---------
                                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                         $ 124,756    $ 110,773
                                                                                   =========    =========

 COMPREHENSIVE INCOME:
---------------------------------------------------------------------------------------------------------


NET INCOME                                                                         $  15,944    $  12,427
                                                                                   ---------    ---------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
     Unrealized (loss) gain on securities arising during the period                   (7,895)      13,605
     Realized gains and losses included in net income                                   (659)      (8,447)
     Income tax expense related to items of other comprehensive income                   120            4
                                                                                   ---------    ---------
         NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES      (8,434)       5,162
                                                                                   ---------    ---------
                                                                                   ---------    ---------

COMPREHENSIVE INCOME                                                               $   7,510    $  17,589
                                                                                   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998
(IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                        ----------------------
                                                                                           1999         1998
                                                                                        ---------    ---------
                                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $  15,944    $  12,427
                                                                                        ---------    ---------
                                                                                        ---------    ---------
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Amortization of deferred loan origination fees and costs                          (1,527)      (2,437)
         Amortization of premiums and accretion of discounts on investment securities         (91)       1,115
         Depreciation and amortization of premises and equipment                            1,668        1,399
         Provision for loan losses                                                          3,250        7,150
         Gain on sale of investment securities available-for-sale                            (659)      (8,447)
         Gain on sale of loans held-for-sale                                               (1,114)        (584)
         Proceeds from sale of loans held-for-sale                                         27,795       51,115
         (Decrease) increase in accrued expenses and other liabilities                    (18,390)         813
         Net (increase) decrease in:
             Trading securities                                                            (3,567)       8,977
             Accrued interest receivable                                                   (2,183)         754
             Other assets                                                                  (9,325)      (1,680)
                                                                                        ---------    ---------
             TOTAL ADJUSTMENTS                                                             (4,143)      58,175
                                                                                        ---------    ---------
                                                                                        ---------    ---------

             NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                          11,801       70,602
                                                                                        ---------    ---------
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities available-for-sale                               (124,100)    (370,358)
     Purchases of  investment securities held-to-maturity                                 (90,700)          --
     Sales of  investment securities available-for-sale                                    34,383      169,600
     Maturities and redemptions of  investment securities available-for-sale               38,329       62,930
     Maturities and redemptions of  investment securities held-to-maturity                 40,741       33,301
     Purchase of Federal Home Loan Bank of New York stock                                      --       (3,214)
     Net origination of loans                                                             (69,179)     (97,986)
     Capital expenditures                                                                  (2,357)      (2,771)
                                                                                        ---------    ---------
             NET CASH USED IN INVESTING ACTIVITIES                                       (172,883)    (208,498)
                                                                                        ---------    ---------
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in:
         Deposits                                                                          (2,757)      47,191
         Securities sold under agreements to repurchase                                   143,123      118,119
         Advances and borrowings from FHLB                                                 12,800           --
     Repayments of term notes and other borrowings                                        (10,000)     (14,700)
     Proceeds from exercise of stock options                                                  139          113
     Treasury stock acquired                                                               (1,900)      (5,691)
     Dividends and cash paid on fractional shares                                          (5,047)      (2,853)
                                                                                        ---------    ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                    136,358      134,091
                                                                                        ---------    ---------
                                                                                        ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (24,724)      (3,805)
Cash and cash equivalents at beginning of period                                           36,051       19,489
                                                                                        ---------    ---------
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  11,327    $  15,684
                                                                                        ---------    ---------
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS INCLUDE:
     Cash and due from banks                                                            $   9,349    $  12,279
     Money market investments                                                               1,978        3,405
                                                                                        ---------    ---------
                                                                                        $  11,327    $  15,684
                                                                                        ---------    ---------
                                                                                        ---------    ---------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
     Interest paid                                                                      $  36,920    $  29,700
                                                                                        ---------    ---------
     Income taxes paid                                                                  $   1,050    $   2,546
                                                                                        ---------    ---------
     Real estate loans securitized into mortgage-backed securities                      $  47,600    $  33,100
                                                                                        ---------    ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ORIENTAL FINANCIAL GROUP
INC.

--------------------------------------------------------------------------------

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

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico, which provides a variety of financial services through its subsidiaries. The Group is subject to the regulation and supervision of the Federal Reserve Board. Oriental Bank and Trust (the "Bank"), the Group's banking subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Bank directly or through its wholly-owned, broker-dealer subsidiary, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto lease financing, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1999 contained in Oriental's 1999 Annual Report. Certain reclassifications have been made to the December 31, 1998 and June 30, 1999 consolidated financial statements to conform to the presentation of the current period consolidated financial statements.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at December 31, 1999 and June 30, 1999, and the results of operations and cash flows for the second quarter and six month period ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

MONEY MARKET INVESTMENTS:

At December 31,1999 and June 30, 1999 the Group's money market investments were comprised of:

                                                                                         ( IN THOUSANDS)
                                                                        ----------------------------------------------
                                                                               DECEMBER 31,                JUNE 30,
                                                                        -----------------------    ----------------------
    Securities purchased under agreements to resell                                    $     -                   $24,350
    Time deposits with other banks                                                       1,851                         -
    Money market accounts and other short-term investments                                 127                     3,641
                                                                        -----------------------    ----------------------
                                                                                       $ 1,978                   $27,991
                                                                        -----------------------    ----------------------
                                                                        -----------------------    ----------------------

At June 30, 1999, the securities purchased under agreements to resell included in money market investments were collateralized by FNMA certificates with an estimated market value of $24,836,000. These securities were in the Group's possession and the counterparty retained effective control over the collateral.

TRADING SECURITIES:

A summary of trading securities owned by the Group at December 31, 1999 and June 30, 1999 is as follows:


                                                                                       ( IN THOUSANDS)
                                                                        -------------------------------------------
                                                                              DECEMBER 31,              JUNE 30,
                                                                        ---------------------    -------------------
     US Treasury securities                                                         $ 2,494                $ 3,527
     PR Government securities                                                        16,626                      -
     Mortgage-backed securities                                                      15,074                 11,278
     CMO residuals, interest only                                                     2,394                  2,502
                                                                        --------------------    -------------------
                                                                                    $36,588                $17,307
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------

At December 31, 1999, the Group's trading portfolio weighted average yield was 9.74% (June 30, 1999 - 7.79%).

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at December 31, 1999 and June 30, 1999, were as follows:

                                                                     DECEMBER 31, 1999 ( IN THOUSANDS)
                                          ------------------------------------- --------------------------------------------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ----------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
 US Treasury securities                            $106,410               $  -           $7,178           $99,232           5.26%
 US Government agencies securities                   98,229                  -            3,730            94,499           6.69%
 PR Government securities                             2,427                  8                              2,435           6.61%
 GNMA certificates                                       65                  1                                 66           7.69%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    207,131                  9           10,908           196,232           5.96%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

HELD-TO-MATURITY
 PR Government securities                             3,557                  1               28             3,530           8.03%
 Collateralized mortgage obligations                115,961                  -            5,389           110,572           6.46%
 Other debt securities                                4,863                  -                -             4,863           8.10%
 GNMA certificates                                  389,514                517            8,430           381,601           7.23%
 FNMA certificates                                  199,472                 91            6,454           193,109           6.54%
 FHLMC certificates                                 108,518                 44            4,690           103,872           6.43%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    821,885                653           24,991           797,547           6.86%
                                          ------------------    ---------------    -------------    --------------    ------------
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           13,257                  -                -            13,257           6.81%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                 $1,042,273               $662          $35,899        $1,007,036           6.68%
                                          ==================    ===============    =============    ==============    ============


                                                                       JUNE 30, 1999 ( IN THOUSANDS)
                                          ------------------------------------- --------------------------------------------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ----------------------------------------------------------------------------------------
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
                                          ==================    ===============    =============    ==============    ============


The amortized cost and estimated fair value of the Group's investment securities at December 31, 1999, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           (IN THOUSANDS)
                          -------------------------------------------------------------------------------------------------------
                                AVAILABLE-FOR-SALE                   HELD-TO-MATURITY                         TOTAL
                          -------------------------------------------------------------------------------------------------------
                            AMORTIZED            FAIR          AMORTIZED           FAIR            AMORTIZED           FAIR
                              COST              VALUE             COST             VALUE              COST             VALUE
                          -------------------------------     ------------------------------      -------------------------------
                          -------------------------------     ------------------------------      -------------------------------
Due within 1 year                $2,050           $2,050             $   -            $    -            $2,050            $2,050
After 1 year to 5 years          12,638           12,479             1,038             1,040            13,676            13,519
After 5 years to 10 years       192,001          181,251            21,190            21,200           213,191           202,452
Due after 10 years                  442              452           799,657           775,307           800,099           775,758
FHLB stock                            -                -                 -                 -            13,257            13,257
                          --------------     ------------     -------------    --------------     -------------    --------------
                               $207,131         $196,232          $821,885          $797,547        $1,042,273     $1,007,036
                          --------------     ------------     -------------    --------------     -------------    --------------
                          --------------     ------------     -------------    --------------     -------------    --------------

The category of securities held-to-maturity due after ten years includes $56,195,000, of the short-end of certain Puerto Rico GNMA tax-exempt serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during the second quarter of fiscal 2000 totaled $34,383,000 (1999 - $169,600,000). Gross realized gains and losses on those sales during fiscal 2000 were $690,000 and $31,000, respectively (1999 - $8,447,000 and $0).

Of Oriental's investments at December 31,1999 and June 30, 1999 the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 17% and 19% of stockholders' equity, respectively. At December 31, 1999, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $21,791,000 (June 30, 1999 - $23,723,000) and $21,680,000 (June 30, 1999 - $24,102,000), respectively. At
December 31, 1999, $15,715,000 (June 30, 1999 - $18,456,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as auto leases, personal loans, and residential mortgage loans. The composition of the Group's loan portfolio at December 31, 1999 and June 30, 1999 was as follows:

                                                                                             (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------
                                                                                      DECEMBER 31,          JUNE 30,
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $285,429           $263,540
     Non-residential real estate loans                                                         8,595              6,531
     Home equity loans and personal loans collateralized by real estate                       22,661             16,278
                                                                                 --------------------- ------------------
                                                                                             316,684            286,349
     Less: net deferred loan fees                                                             (1,417)            (1,302)
                                                                                 --------------------- ------------------
                                                                                             315,133            285,047
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------
OTHER LOANS:
     Commercial  and auto loans                                                               20,602             10,555
     Personal consumer loans and credit lines                                                132,599            122,213
     Financing leases, net of unearned interest                                               96,898            110,297
                                                                                 --------------------- ------------------
                                                                                             250,099            243,065
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------

LOANS RECEIVABLE                                                                            565,232             528,112
Allowance for loan losses                                                                    (7,659)             (9,002)
                                                                                 --------------------  ------------------
LOANS RECEIVABLE, NET                                                                       557,573             519,110
Loans held-for-sale                                                                          10,000              55,206
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                           $567,573            $574,316
                                                                                 ====================  ==================


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

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 9 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the second quarter ended December 31, 1999 and 1998.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 1999 and June 30, 1999, the Group determined that no impairment reserve was necessary.

NOTE 4 - PLEDGED ASSETS:

At December 31, 1999, residential mortgage loans and investment securities amounting to $127,694,000 (June 30, 1999 - $100,509,000), and $898,902,000 (June
30, 1999 - $737,448,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements .

NOTE  5 - INTEREST RATE RISK MANAGEMENT

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at December 31, 1999 and June 30, 1999 are set forth in the table below:

                                                                                              (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                        DECEMBER 31,            JUNE 30,
                                                                                      -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                                              $340,000              $245,000
 Weighted average pay rate - fixed                                                               5.80%                 5.66%
 Weighted average receive  rate - floating                                                       6.07%                 5.09%
 Maturity in months                                                                            1 to 20               2 to 26
 Floating rate  as a percent of LIBOR                                                       85 to 100%            85 to 100%

CAPS:
 Cap agreements notional amount                                                                $80,000              $100,000
 Cap rate                                                                                        6.50%                 6.50%
 Maturity in months                                                                            2 to 13               4 to 15


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

The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At December 31, 1999, the notional amount of these agreements totaled $88,565,000 (June 30, 1999 - $79,815,000) at a weighted average rate of 5.88% (June 30, 1999 - 5.81%).

At December 31, 1999, interest rate swap and caps maturities by fiscal year are as follows:

                                                       ----------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
                        ---------------------------    ----------------------------------------------------------------------------
                           YEAR ENDING JUNE 30,            INTEREST RATE                EQUITY                      TOTAL
                        ---------------------------    ----------------------     --------------------      -----------------------
                                   2000                             $335,000                     $590                     $335,590
                                   2001                               85,000                   87,975                      172,975
                                                       ----------------------     --------------------      -----------------------
                                                                    $420,000                  $88,565                     $508,565
                                                       ----------------------     --------------------      -----------------------
                                                       ----------------------     --------------------      -----------------------

NOTE  6  - SEGMENT REPORTING (UNAUDITED):

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

The Group's largest business segment is retail banking, which is mainly comprised of the Bank's branches and loan centers with such retail products as deposits and consumer loans. Commercial and finance leases are also considered in the retail business. This segment is also responsible for the Bank's mortgage loans portfolio, and the Group's investment portfolios and treasury functions.

The Group's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and of the Bank's registered broker-dealer subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last and smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the second quarters and six-month periods ended December 31:

                                            UNAUDITED - SIX MONTHS PERIOD ENDED RESULTS (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2000
Net interest income                        $23,608             $269           $1,546               $-          $25,423
Non-interest income                          3,961            5,406            2,206             (242)          11,331
Non-interest expenses                       11,785            3,097            1,700             (242)          16,340
Provision for loan losses                    3,250                -                -                -            3,250
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES                  $12,534           $2,578           $2,052               $-          $17,164
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1999
Net interest income                         20,024             $196           $2,438               $-          $22,658
Non-interest income                         10,975            4,631            2,033             (346)          17,293
Non-interest expenses                       11,192            2,624            2,169             (346)          15,639
Provision for loan losses                    9,750                -                -                -            9,750
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES                  $10,057           $2,203           $2,302               $-          $14,562
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

                                              UNAUDITED -SECOND QUARTER ENDED RESULTS (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2000
Net interest income                        $11,568             $122             $759               $-          $12,449
Non-interest income                          2,071            2,779              850              (28)           5,672
Non-interest expenses                        6,178            1,454              502              (28)           8,106
Provision for loan losses                    1,500                -                -                -            1,500
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES                   $5,961           $1,447           $1,107               $-           $8,515
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1999
Net interest income                        $10,206              $87           $1,290               $-          $11,583
Non-interest income                          8,190            2,298            1,239             (240)          11,487
Non-interest expenses                        6,233            1,093            1,183             (240)           8,269
Provision for loan losses                    7,150                -                -                -            7,150
                                    ---------------   --------------  ---------------  ---------------   --------------
NET INCOME  BEFORE TAXES                    $5,013           $1,292           $1,346               $-           $7,651
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

TOTAL ASSETS ( AT DECEMBER 31,)
December 31, 1999                       $1,703,565          $12,194           $2,000            $(258)      $1,717,501
                                    ---------------   --------------  ---------------  ---------------   --------------
December 31, 1998                       $1,448,612           $9,249           $2,000            $(431)      $1,459,430
                                    ---------------   --------------  ---------------  ---------------   --------------

SELECTED FINANCIAL DATAMANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental posted diluted earnings per share ("EPS") of $0.57 for the second quarter of fiscal 2000, a 21.3% increase when compared to the $0.47 tallied in the same quarter of fiscal 1999. EPS for the first six months of fiscal 2000 was $1.13, 22.8% higher than the $0.92 reported in the comparable period of fiscal 1999.

Quarterly net income increased 25.6% to $7.99 million, up from $6.37 million posted in the second quarter of fiscal 1999. For the first six months of fiscal 2000 amounted to $15.94 million, 28.3% higher than $12.43 million reported in the comparable period of fiscal 1999. The Group's fiscal 2000 earnings growth was principally due to a higher level of interest-earning assets, sound performance by the brokerage and trust divisions, effective management of interest rate risk and a tight control over operating expenses.

Financial assets, which include the Group's assets and assets managed by the trust and brokerage business, reached $3.993 billion at the end of the second quarter of fiscal 2000 -- up 11.3% from $3.587 billion at the end of the same period of fiscal 1999. The Group's assets grew 17.7% to $1.718 billion at December 31, 1999, up from $1.459 billion a year ago. Assets managed by the trust and broker-dealer increased 7.0% to $2.275 billion from $2.127 billion the year before.

Profitability ratios reached satisfactory levels again this past quarter. The Group's return on common equity (ROE) was 32.25%, up from 22.16% posted the comparable second quarter of fiscal 1999. Likewise, return on assets (ROA) for the quarter rose to 1.91%, up from 1.78% posted the previous second quarter. The efficiency ratio improved to 45.38%, down from 49.58% in the comparable period of fiscal 1999. For the first six months of fiscal 2000 ROE was 32.91% (up from 21.73% in fiscal 1999), ROA was 1.95% (up from 1.79% in fiscal 1999) and the efficiency ratio improved to 45.35% (down from 48.59% in fiscal 1999).

Different components that influenced the Group's performance are discussed in detail in the following pages. In addition, the selected financial data table on page 12 and Tables 1 to 10 from page 13 to 18 provide relevant operational ratios and information for the periods analyzed.

RESULT OF OPERATIONS

As a diversified financial services provider (See table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Net interest income, the Group's main source of earnings, is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

NET INTEREST INCOME

For the second quarter of fiscal 2000, the Group's net interest income amounted $12.5 million, up 7.5% from $11.6 million in the same period of fiscal 1999. For the first six months of fiscal 2000, it rose 12.2% to $25.4 million from $22.7 million in the comparable period a year earlier. A larger volume of interest-earning assets propelled these growths in net interest income.

In the other hand, for the second quarter of fiscal 2000, interest rate spread narrowed 49 basis points to 2.86% from 3.35% the year before. For the first six months of fiscal 2000, it declined 36 basis points to 2.97% from 3.33% a year earlier. A change in the mix of interest-earning assets toward low-risk and tax-free investment securities was the main reason for both spread compressions. Tables 1 and 1A analyze the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for second quarter of fiscal 2000 totaled $32.2 million, up 16.3% from $27.6 million posted in the same period of fiscal 1999. For the first six months of fiscal 2000, rose 15.3% to $63.0 million from $54.6 million in the comparable period a year earlier. A greater average volume of interest-earning assets, partially offset by a decline in their yield performance, due to the reason explained above, drove these increases. See Tables 1 and 1A for the impact in interest income due to changes in volume and rates.

SELECTED FINANCIAL DATA

SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                    SECOND QUARTER                                   SIX-MONTHS PERIOD
                                                      DECEMBER 31,                                      DECEMBER 31,
                                     -------------------------------------------- -------------------------------------------------
                                            1999              1998     VARIANCE %          1999             1998         VARIANCE %
                                     -------------------------------------------- -------------------------------------------------

EARNINGS, DIVIDENDS DECLARED AND PER SHARE INFORMATION:
-----------------------------------------------------------------------------------------------------------------------------------

Interest income                             $32,154         $27,642        16.3%       $    63,012       $    54,646          15.3%
Interest expense                             19,705          16,059        22.7%            37,589            31,988          17.5%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
 NET INTEREST INCOME                         12,449          11,583         7.5%            25,423            22,658          12.2%
Recurring non-interest income                 5,414           4,625        17.1%            10,607             8,776          20.9%
Non recurring non-interest income               258           6,862       -96.2%               724             8,517         -91.5%
Recurrent non-interest expenses               8,106           8,060         0.6%            16,340            15,302           6.8%
Non recurrent non-interest expenses               -             209      -100.0%                 -               337        -100.0%
Provision for loan losses                     1,500           7,150       -79.0%             3,250             9,750         -66.7%
Provision for income taxes                      518           1,284       -59.7%             1,220             2,135         -42.9%
                                     ---------------   ------------- ------------ ----------------- ------------------ ------------
 NET INCOME                                   7,997           6,367        25.6%            15,944            12,427          28.3%
Less: dividends on preferred stock             (597)              -      -100.0%            (1,193)                -        -100.0%
                                     ---------------   ------------- ------------ ----------------- ------------------ ------------
 NET INCOME AVAILABLE TO
    COMMON SHARES                           $ 7,400         $ 6,367        16.2%       $    14,751       $    12,427          18.7%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------

Basic                                        $ 0.58         $  0.49        18.4%       $      1.15       $      0.95          21.1%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Diluted                                      $ 0.57         $  0.47        21.3%       $      1.13       $      0.92          22.8%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Book value                                   $ 7.12         $  8.17       -12.9%       $      7.12       $      8.17           1.0%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Market price at end of period               $ 22.06         $ 31.31       -29.5%       $     22.06       $     31.31          -8.6%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Dividends declared per share                $ 0.150         $ 0.113        32.7%       $     0.300       $     0.263          14.1%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Dividends declared                          $ 1,916         $ 1,492        28.4%       $     3,833       $     3,451          11.1%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Average shares and equivalents               13,095          13,470        -2.8%            13,065            13,522          -3.4%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------

PERIOD END BALANCES (DECEMBER 31,):

-----------------------------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                                                                  $ 1,402,600       $ 1,313,800           6.8%
 Broker-dealer assets gathered                                                             872,500           813,300           7.3%
                                                                                  ----------------- ------------------ ------------
   ASSETS MANAGED                                                                        2,275,100         2,127,100           7.0%
 Bank total assets                                                                       1,717,500         1,459,400          17.7%
                                                                                  ----------------- ------------------ ------------
                                                                                       $ 3,992,600       $ 3,586,500          11.3%
                                                                                  ----------------- ------------------ ------------
                                                                                  ----------------- ------------------ ------------

INTEREST-EARNING ASSETS
 Investments and securities                                                            $ 1,069,940       $   837,320          27.8%
 Loans and loans held-for-sale                                                             567,573           557,050           1.9%
                                                                                  ----------------- ------------------ ------------
                                                                                       $ 1,637,513       $ 1,394,370          17.4%
                                                                                  ----------------- ------------------ ------------
                                                                                  ----------------- ------------------ ------------
INTEREST-BEARING LIABILITIES
 Deposits                                                                              $   654,231       $   618,622           5.8%
 Repurchase agreements                                                                     739,349           534,290          38.4%
 Borrowings                                                                                177,700           166,600           6.7%
                                                                                  ----------------- ------------------ ------------
                                                                                       $ 1,571,280       $ 1,319,512          19.1%
                                                                                  ----------------- ------------------ ------------
                                                                                  ----------------- ------------------ ------------
STOCKHOLDERS' EQUITY
 Preferred equity                                                                      $    33,500       $         -         100.0%
 Common equity                                                                              91,256           110,773         -17.6%
                                                                                  ----------------- ------------------ ------------
                                                                                       $   124,756       $   110,773          12.6%
                                                                                  ----------------- ------------------ ------------
                                                                                  ----------------- ------------------ ------------
COMMON SHARES
 Outstanding common shares                                                                  13,764            13,555           1.5%
 Shares held by treasury                                                                      (987)             (495)         99.3%
                                                                                  ----------------- ------------------ ------------
                                                                                            12,777            13,060          -2.2%
                                                                                  ----------------- ------------------ ------------
                                                                                  ----------------- ------------------ ------------

CAPITAL RATIOS
 Leverage capital                                                                            8.63%             7.24%          19.3%
                                                                                  ----------------- ------------------ ------------
 Total risk-based capital                                                                   26.35%            19.62%          34.3%
                                                                                  ----------------- ------------------ ------------
 Tier 1 risk-based capital                                                                  25.10%            18.37%          36.6%
                                                                                  ----------------- ------------------ ------------

SELECTED FINANCIAL RATIOS (IN PERCENT) AND OTHER INFORMATION:

-----------------------------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                1.91%           1.78%         6.9%             1.95%             1.79%           9.1%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Return on average common equity (ROE)        32.25%          22.16%        45.5%            32.91%            21.73%          51.5%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Efficiency ratio                             45.38%          49.58%        -8.5%            45.35%            48.59%          -6.7%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Expense ratio                                 0.67%           1.09%       -38.4%             0.73%             1.05%         -30.7%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Interest rate spread                          2.86%           3.35%       -14.7%             2.97%             3.33%         -10.8%
                                     ---------------  -------------- ------------ ----------------- ------------------ ------------
Number of banking offices                                                                       19                18           5.6%
                                                                                  ----------------- ------------------ ------------

                                       -12-

SELECTED FINANCIAL DATA

SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (Dollars in thousands)

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:


-------------------------------------------------------------------------------------------------------------------------------

                           --------------------------------- --------------------------------- --------------------------------
                                        INTEREST                      AVERAGE RATE                       AVERAGE BALANCE
                           --------------------------------- --------------------------------- --------------------------------
                             1999       1998     VARIANCE %    1999       1998     VARIANCE BP   1999      1998      VARIANCE %
                           --------- ---------- ------------ --------- ---------- ------------ --------- ---------- -----------

INTEREST-EARNING ASSETS:
-----------------------
INVESTMENTS:
 Investment securities      $ 32,036   $ 22,673        41.3%     6.57%      6.49%     0.08% $  975,040  $ 698,259       39.6%
 Trading securities              936      1,155       -19.0%     8.37%      8.56%    -0.19%     22,362     26,977      -17.1%
 Money market investments        157        250       -37.2%     6.76%      4.42%     2.34%      4,638     11,299      -59.0%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                              33,129     24,078        37.6%     6.61%      6.54%     0.07%  1,002,040    736,535       36.0%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------

Loans:
 Real estate (1)              13,785     14,237        -3.2%     8.59%      9.97%    -1.38%    321,060    285,637       12.4%
 Consumer                      9,247      8,291        11.5%    14.62%     13.56%     1.06%    125,472    121,251        3.5%
 Financing leases              5,583      7,251       -23.0%    10.95%     11.76%    -0.81%    101,113    122,320      -17.3%
 Commercial and auto loans     1,268        789        60.7%    12.61%     10.49%     2.12%     19,964     14,909       33.9%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                              29,883     30,568        -2.2%    10.48%     11.19%    -0.71%    567,609    544,117        4.3%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------

                              63,012     54,646        15.3%     8.01%      8.51%    -0.50%  1,569,649  1,280,652       22.6%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------

INTEREST-BEARING
 LIABILITIES:
------------
DEPOSITS:
 Savings and demand            1,501      1,445         3.9%     2.04%      2.38%    -0.34%    145,737    120,378       21.1%
 Time and IRA accounts        13,325     13,049         2.1%     5.29%      5.46%    -0.17%    499,658    473,916        5.4%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                              14,826     14,494         2.3%     4.56%      4.84%    -0.28%    645,395    594,294        8.6%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
Borrowings:
 Repurchase agreements        17,976     12,243        46.8%     5.37%      5.34%     0.03%    664,163    454,753       46.0%
 FHLB funds                    1,836      1,873        -2.0%     5.58%      5.76%    -0.18%     65,216     64,533        1.1%
 Term notes and other          2,704      2,868        -5.7%     5.10%      5.11%    -0.01%    105,263    111,381       -5.5%
 sources of funds
 Interest rate risk
  management                     248        510       -51.4%     0.06%      0.16%    -0.10%          -          -        0.0%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                              22,764     17,494        30.1%     5.41%      5.50%    -0.09%    834,642    630,667       32.3%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------

                              37,590     31,988        17.5%     5.04%      5.18%    -0.14%  1,480,037  1,224,961       20.8%
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------
                           --------- ---------- ------------ --------- ---------- --------- ---------- ---------- -----------

NET INTEREST INCOME
 / SPREAD                   $ 25,422   $ 22,658        12.2%     2.97%      3.33%    -0.36%
                           ========= ========== ============ ========= ========== =========

INTEREST RATE MARGIN                                             3.22%      3.52%    -0.29%
                                                             ========= ========== =========

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                           $ 89,612   $ 55,691       60.9%
                                                                                            ========== ========== ===========

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                106.05%    104.55%
                                                                                            ========== ==========



------------------------     -----------------------------------------

CHANGES IN NET INTEREST
INCOME DUE TO:               VOLUME           RATE             TOTAL
------------------------     -----------------------------------------
INTEREST INCOME:
 Loans (1)                   $ 1,070          $ (1,755)        $ (685)
 Investments                   8,637               414          9,051
                              ------          ---------        -------
                               9,707            (1,341)         8,366
                              ------          ---------        -------
                              ------          ---------        -------


INTEREST EXPENSE:
 Deposits                        852              (520)           332
 Borrowings                    5,448              (178)         5,270
                              ------          ---------        -------
                               6,300              (698)         5,602
                              ------          ---------        -------
                              ------          ---------        -------

NET INTEREST INCOME          $ 3,407            $ (643)        $2,764
                             =======          =========        =======


(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA

SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (Dollars in thousands)

TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:


---------------------------------------------------------------------------------------------------------------------------------
                              -------------------------------   -------------------------------   -------------------------------
                                        INTEREST                          AVERAGE RATE                      AVERAGE BALANCE
                              -------------------------------   ------------------------------- --------------------------------
                                1999      1998     VARIANCE %     1999       1998   VARIANCE BP    1999       1998     VARIANCE %
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------

INTEREST-EARNING ASSETS:
-----------------------
INVESTMENTS:
 Investment securities        $ 16,653   $ 11,878     40.2%      6.60%      6.48%       0.12%   $1,009,201  $ 732,705      37.7%
 Trading securities                541        521      3.8%      8.48%      8.50%      -0.02%       25,529     24,497       4.2%
 Money market investments           87        133    -34.6%      7.64%      4.33%       3.31%        4,565     12,291     -62.9%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                                17,281     12,532     37.9%      6.65%      6.51%       0.14%    1,039,295    769,493      35.1%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------

LOANS:
 Real estate (1)                 7,077      6,972      1.5%      8.91%      9.98%      -1.07%      317,858    279,478      13.7%
 Consumer                        4,514      4,259      6.0%     13.94%     13.71%       0.23%      128,468    123,289       4.2%
 Financing leases                2,767      3,502    -21.0%     10.94%     11.76%      -0.82%      100,373    118,096     -15.0%
 Commercial and auto loans         515        377     36.6%      9.68%      9.87%      -0.19%       21,150     15,129      39.8%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                                14,873     15,110     -1.6%     10.43%     11.23%      -0.79%      567,849    535,992       5.9%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------

                                32,154     27,642     16.3%      7.99%      8.45%      -0.46%    1,607,144  1,305,485      23.1%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
INTEREST-BEARING LIABILITIES:
----------------------------
DEPOSITS:
 Savings and demand               736         701      5.0%      2.00%      2.21%      -0.21%      146,239    125,785      16.3%
 Time and IRA accounts          6,808       6,569      3.6%      5.37%      5.41%      -0.04%      503,164    481,452       4.5%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                                7,544       7,270      3.8%      4.61%      4.75%      -0.14%      649,403    607,237       6.9%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
BORROWINGS:
 Repurchase agreements           9,832      6,298     56.1%      5.58%      5.29%       0.29%      698,715    472,701      47.8%
 FHLB funds                        993        876     13.4%      5.54%      5.73%      -0.19%       71,121     60,697      17.2%
 Term notes and other sources    1,424      1,366      4.2%      5.43%      5.01%       0.42%      104,027    108,220      -3.9%
 of funds
 Interest rate risk management     (88)       249   -135.3%     -0.04%      0.15%      -0.19%            -          -       0.0%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                                12,161      8,789     38.4%      5.52%      5.44%       0.08%      873,863    641,618      36.2%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------

                                19,705     16,059     22.7%      5.13%      5.10%       0.03%    1,523,266  1,248,855      22.0%
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------
                              --------  ---------  ----------   --------  --------- ----------- ---------- ---------- ----------

NET INTEREST INCOME / SPREAD  $ 12,449   $ 11,583      7.5%      2.86%      3.35%      -0.49%
                              ========  =========  ==========   ========  ========= ===========

INTEREST RATE MARGIN                                             3.08%      3.53%      -0.45%
                                                                ========  ========= ===========

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                               $ 83,878   $ 56,630      48.1%
                                                                                                 =========  ========== =========

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                    105.51%    104.53%
                                                                                                 =========  ==========


---------------------------------------       --------------------------------------------------------

CHANGES IN NET INTEREST INCOME DUE TO:            VOLUME              RATE               TOTAL
---------------------------------------       --------------------------------------------------------

INTEREST INCOME:
 Loans (1)                                    $   764               $ (1,001)          $    (237)
 Investments                                    4,417                    332               4,749
                                              --------              ---------          ----------
                                                5,181                   (669)              4,512
                                              --------              ---------          ----------
                                              --------              ---------          ----------

INTEREST EXPENSE:
 Deposits                                         349                    (75)                274
 Borrowings                                     3,085                    287               3,372
                                              --------              ---------          ----------
                                                3,434                    212               3,646
                                              --------              ---------          ----------
                                              --------              ---------          ----------

NET INTEREST INCOME                           $ 1,747               $   (881)          $     866
                                              ========              =========          =========


(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA

SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (Dollars in thousands)



                                                                   SECOND QUARTER                     SIX-MONTHS PERIOD
                                                                    DECEMBER 31,                         DECEMBER 31,
                                                        ------------------------------------   ------------------------------------
                                                         1999         1998       VARIANCE %     1999         1998       VARIANCE %
                                                        ------------------------------------   ------------------------------------

TABLE 2 - REVENUES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                     $ 12,449     $ 11,583        7.5%     $ 25,423     $ 22,658       12.2%
Recurrent non-interest income                              5,414        4,625       17.1%       10,607        8,776       20.9%
Non- recurrent non-interest income                           258        6,862      -96.2%          724        8,517      -91.5%
                                                        --------     --------     -------     --------     --------     -------
                                                        $ 18,121     $ 23,070      -21.5%     $ 36,754     $ 39,951       -8.0%
                                                        --------     --------     -------     --------     --------     -------
                                                        --------     --------     -------     --------     --------     -------
REVENUES COMPOSITION:
Net interest income                                       68.70%       50.20%                   69.20%      56.70%
Recurrent non-interest income                             29.90%       20.00%                   28.90%      22.00%
Non-recurrent non-interest income                          1.40%       29.80%                    1.90%      21.30%
                                                        --------     ---------                --------     -------
                                                         100.00%      100.00%                  100.00%     100.00%
                                                        --------     ---------                --------     -------
                                                        --------     ---------                --------     -------


TABLE 3 - NON-INTEREST INCOME SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Bank service charges and fees and other
   operating income
     Fees on deposit accounts                           $    562     $    323       74.0%     $    924     $    659          40.2%
     Bank service charges and commissions                    675          481       40.3%        1,251          895          39.8%
     Leasing revenues                                        367          272       34.9%          635          479          32.6%
     Other operating revenues                                181           12     1408.3%          185           79         134.2%
                                                        --------     --------     -------     --------     --------        -------
                                                           1,785        1,088       64.1%        2,995        2,112          41.8%
Trust, money management and brokerage fees                 2,779        2,298       20.9%        5,406        4,631          16.7%
Mortgage banking activities                                  850        1,239      -31.4%        2,206        2,033           8.5%
                                                        --------     --------     -------     --------     --------        -------
     RECURRENT NON-INTEREST INCOME                         5,414        4,625       17.1%       10,607        8,776          20.9%

Securities and trading net activity                          258        6,862      -96.2%          724        8,517         -91.5%
                                                        --------     --------     -------     --------     --------        -------
     TOTAL NON-INTEREST INCOME                          $  5,672     $ 11,487      -50.6%     $ 11,331     $ 17,293         -34.5%
                                                        --------     --------     -------     --------     --------        -------
                                                        --------     --------     -------     --------     --------        -------

RECURRING NON-INTEREST INCOME TO NON-INTEREST
   EXPENSES RATIO                                         66.79%       57.38%                   64.91%       57.35%
                                                        --------    ---------                 --------     --------



TABLE 4 - NON-INTEREST EXPENSES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Compensation and benefits
   Fixed                                                $  2,534     $  2,223       14.0%     $  5,019     $  4,408          13.9%
   Variable                                                1,096        1,576      -30.5%        2,360        2,865         -17.6%
                                                        --------     --------     -------     --------     --------        -------
                                                           3,630        3,799       -4.4%        7,379        7,273           1.5%
                                                        --------     --------     -------     --------     --------        -------
                                                        --------     --------     -------     --------     --------        -------

Occupancy and equipment,net                                1,587        1,219       30.2%        3,112        2,465          26.2%
Advertising and business promotion                           447          703      -36.4%        1,078        1,262         -14.6%
Professional and service fees                                578          654      -11.6%        1,086          995           9.1%
Communications                                               355          429      -17.2%          725          758          -4.4%
Municipal and other general taxes                            477          428       11.4%          955          857          11.4%
Insurance, including deposits insurance                      138          102       35.3%          272          192          41.7%
Printing, postage, stationery and supplies                   218          202        7.9%          415          358          15.9%
Other operating expenses                                     676          524       29.0%        1,318        1,142          15.4%
                                                        --------     --------     -------     --------     --------        -------
     OTHER NON-INTEREST EXPENSES                           4,476        4,261        5.0%        8,961        8,029          11.6%
Other non-recurring expenses                                   -          209     -100.0%            -          337        -100.0%
                                                        --------     --------     -------     --------     --------        -------
     TOTAL NON-INTEREST EXPENSES                        $  8,106     $  8,269       -2.0%     $ 16,340     $ 15,639           4.5%
                                                        --------     --------     -------     --------     --------        -------
                                                        --------     --------     -------     --------     --------        -------

RELEVANT RATIOS:
   Efficiency ratio                                       45.38%       49.58%                   45.35%       48.59%
                                                        --------     --------                 --------     --------
   Expense ratio                                           0.67%        1.09%                    0.73%        1.05%
                                                        --------     --------                 --------     --------
   Compensation and benefits to
     recurrent non-interest expenses                       44.8%        47.1%                    45.2%        47.5%
                                                        --------     --------                 --------     --------
   Variable compensation to total compensation             30.2%        41.5%                    32.0%        39.4%
                                                        --------     --------                 --------     --------
   Compensation to total average assets                    0.87%        1.06%                    0.90%        1.05%
                                                        --------     --------                 --------     --------
   Average compensation per employee                    $   40.6     $   42.6                  $  40.8      $  39.9
                                                        --------     --------                 --------     --------
   Bank assets per employee                                                                    $ 5,470      $ 4,648
                                                                                              --------     --------

GROUP'S WORK FORCE:
   Bank                                                                                            314          314
   Trust                                                                                            26           28
   Brokerage                                                                                        12           11
                                                                                              --------     --------
                                                                                                   352          353
                                                                                              --------     --------
                                                                                              --------     --------

Average number of full-time employees                        357           356                     362          365
                                                        --------     ---------                --------     --------

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 1999 AND 1998 AND JUNE 30, 1999
(Dollars in thousands)


                                                 ------------------------------------------------------------  -----------------
                                                 December 31, 1999       DECEMBER 31, 1998       VARIANCE %      JUNE 30, 1999
                                                 ------------------------------------------------------------  -----------------



TABLE 5 -  BANK ASSETS SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS:
 Mortgage-backed securities and CMO's                     $ 831,819               $ 626,521          32.8%          $ 696,252
 US and PR Government securities                            222,886                 194,137          14.8%            209,232
 FHLB stock and other investments                            15,235                  16,662          -8.6%             41,045
                                                 -------------------    --------------------    -----------    ---------------
                                                          1,069,940                 837,320          27.8%            946,529
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------
LOANS:
 Real estate                                                325,133                 312,945           3.9%            340,254
 Consumer                                                   132,599                 114,257          16.1%            122,212
 Financing leases                                            96,898                 125,079         -22.5%            110,297
 Commercial and auto                                         20,602                  14,462          42.5%             10,555
                                                 -------------------    --------------------    -----------    ---------------
                                                            575,232                 566,743           1.5%            583,318
 Allowance for loan losses                                   (7,659)                 (9,693)        -21.0%             (9,002)
                                                 -------------------    --------------------    -----------    ---------------
                                                            567,573                 557,050           1.9%            574,316
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------

 TOTAL INTEREST-EARNING ASSETS                            1,637,513               1,394,370          17.4%          1,520,845
Non-interest earning assets                                  79,988                  65,060          22.9%             66,502
                                                 -------------------    --------------------    -----------    ---------------
 TOTAL ASSETS                                           $ 1,717,501             $ 1,459,430          17.7%        $ 1,587,347
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------

INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMO's                         77.7%                   74.8%                             73.6%
 US and PR Government securities                              20.8%                   23.2%                             22.1%
 FHLB stock and other investments                              1.5%                    2.0%                              4.3%
                                                 -------------------    --------------------                   ---------------
                                                             100.0%                  100.0%                            100.0%
                                                 -------------------    --------------------                   ---------------
                                                 -------------------    --------------------                   ---------------
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                  56.5%                   55.2%                             58.3%
 Consumer                                                     23.1%                   20.2%                             21.0%
 Financing leases                                             16.8%                   22.1%                             18.9%
 Commercial and auto                                           3.6%                    2.5%                              1.8%
                                                 -------------------    --------------------                   ---------------
                                                             100.0%                  100.0%                            100.0%
                                                 -------------------    --------------------                   ---------------
                                                 -------------------    --------------------                   ---------------



TABLE 6 -  LIABILITIES SUMMARY AND COMPOSITION
-------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand deposits                              $ 153,119               $ 134,603          13.8%          $ 142,679
 Time deposits and IRA accounts                             497,200                 479,540           3.7%            508,648
 Accrued Interest                                             3,912                   4,479         -12.7%              5,661
                                                 -------------------    --------------------    -----------    ---------------
                                                            654,231                 618,622           5.8%            656,988
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------
BORROWINGS:
 Repurchase agreements                                      739,349                 534,290          38.4%            596,226
 FHLB funds                                                  81,200                  60,100          35.1%             68,400
 Term notes and other sources of funds                       96,500                 106,500          -9.4%            106,500
                                                 -------------------    --------------------    -----------    ---------------
                                                            917,049                 700,890          30.8%            771,126
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------

 TOTAL INTEREST-BEARING LIABILITIES                       1,571,280               1,319,512          19.1%          1,428,114
Non interest-bearing liabilities                             21,465                  29,145         -26.4%             35,201
                                                 -------------------    --------------------    -----------    ---------------
 TOTAL LIABILITIES                                      $ 1,592,745             $ 1,348,657          18.1%        $ 1,463,315
                                                 -------------------    --------------------    -----------    ---------------
                                                 -------------------    --------------------    -----------    ---------------

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                  23.4%                   21.8%                             21.7%
 Time deposits and IRA accounts                               76.0%                   77.5%                             77.4%
 Accrued Interest                                              0.6%                    0.7%                              0.9%
                                                 -------------------    --------------------                   ---------------
                                                             100.0%                  100.0%                            100.0%
                                                 -------------------    --------------------                   ---------------
                                                 -------------------    --------------------                   ---------------
BORROWINGS PORTFOLIO COMPOSITION:

 Repurchase agreements                                        80.6%                   76.2%                             77.3%
 FHLB funds                                                    8.9%                    8.6%                              8.9%
 Term notes and other sources of funds                        10.5%                   15.2%                             13.8%
                                                 -------------------    --------------------                   ---------------
                                                             100.0%                  100.0%                            100.0%
                                                 -------------------    --------------------                   ---------------
                                                 -------------------    --------------------                   ---------------


SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 1999 AND 1998 AND JUNE 30, 1999
(Dollars in thousands)
>

                                                                       ----------------------------------------     ----------
                                                                       DECEMBER 31,   DECEMBER 31,                    JUNE 30,
                                                                         1999            1998        VARIANCE %        1999
                                                                       ----------------------------------------     ----------
TABLE 7 - CAPITAL, DIVIDENDS AND STOCK DATA
---------------------------------------------------------------------------------------------------------------------------------

CAPITAL DATA:
Stockholders' equity                                                    $ 124,756      $ 110,773          12.6%      $ 124,032
                                                                       -----------    -----------       --------    -----------
Leverage Capital ( minimum required - 4.00%)                                8.63%          7.24%          19.3%          8.78%
                                                                       -----------    -----------       --------    -----------
Total Risk-Based Capital (minimum required - 8.00%)                        26.35%         19.62%          34.3%         25.28%
                                                                       -----------    -----------       --------    -----------
Tier 1 Risk-Based capital (minimum required - 4.00%)                       25.10%         18.37%          36.6%         24.02%
                                                                       -----------    -----------       --------    -----------

STOCK DATA:
Outstanding common shares, net of treasury                                 12,777         13,060          -2.2%         12,835
                                                                       -----------    -----------       --------    -----------
Book value                                                              $    7.12      $    8.17         -12.9%      $    7.05
                                                                       -----------    -----------       --------    -----------
Market Price at end of period                                           $   22.06      $   31.31         -29.5%      $   24.13
                                                                       -----------    -----------       --------    -----------
Market capitalization                                                   $ 281,865      $ 408,909         -31.1%      $ 309,644
                                                                       -----------    -----------       --------    -----------

DIVIDEND DATA:
Dividends declared                                                      $   3,833      $   3,451          11.1%      $   7,369
                                                                       -----------    -----------       --------    -----------
Dividends declared per share                                            $   0.300      $   0.263          14.1%      $   0.563
                                                                       -----------    -----------       --------    -----------
Payout ratio                                                               25.98%         24.35%           6.7%         28.02%
                                                                       -----------    -----------       --------    -----------
Dividend yield                                                              2.69%          1.50%          79.3%          1.94%
                                                                       -----------    -----------       --------    -----------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                                       ---------------------------    -----------
                                                                                  PRICE                DIVIDEND
                                                                       ---------------------------
                                                                           HIGH           LOW          PER SHARE
                                                                       ------------   ------------    -----------

FISCAL 2000:
December 31, 1999                                                         $ 23.87        $ 19.69        $ 0.150
                                                                       -----------    -----------     ----------
September 30, 1999                                                        $ 28.00        $ 21.50        $ 0.150
                                                                       -----------    -----------     ----------

FISCAL 1999:
June 30, 1999                                                             $ 29.87        $ 24.13        $ 0.150
                                                                       -----------    -----------     ----------
March 31, 1999                                                            $ 29.63        $ 27.50        $ 0.150
                                                                       -----------    -----------     ----------
December 31, 1998                                                         $ 32.00        $ 28.00        $ 0.150
                                                                       -----------    -----------     ----------
September 30, 1998                                                        $ 32.26        $ 28.84        $ 0.113
                                                                       -----------    -----------     ----------

FISCAL 1998:
June 30, 1998                                                             $ 34.60        $ 27.66        $ 0.113
                                                                       -----------    -----------     ----------
March 31, 1998                                                            $ 29.35        $ 24.85        $ 0.113
                                                                       -----------    -----------     ----------
December 31, 1997                                                         $ 23.63        $ 18.38        $ 0.094
                                                                       -----------    -----------     ----------
September 30, 1997                                                        $ 22.28        $ 16.95        $ 0.094
                                                                       -----------    -----------     ----------


TABLE 8 - FINANCIAL ASSETS SUMMARY
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
  Trust assets managed                                                 $ 1,402,600    $ 1,313,800           6.8%    $ 1,394,800
  Assets gathered by broker-dealer                                         872,500        813,300           7.3%        864,700
                                                                       ------------   ------------      ---------   ------------
     MANAGED ASSETS                                                      2,275,100      2,127,100           7.0%      2,259,500
Group assets                                                             1,717,500      1,459,400          17.7%      1,587,300
                                                                       ------------   ------------      ----------  ------------
                                                                       $ 3,992,600    $ 3,586,500          11.3%    $ 3,846,800
                                                                       ------------   ------------      ---------   ------------
                                                                       ------------   ------------      ---------   ------------


SELECTED FINANCIAL DATA

SECOND QUARTER AND SIX-MONTHS PERIOD ENDED DECEMBER 31, 1999 AND 1998 (Dollars in thousands)


                                                                   SECOND QUARTER                    SIX-MONTHS PERIOD
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                       --------------------------------------  ------------------------------------
                                                          1999         1998        VARIANCE %     1999         1998      VARIANCE %
                                                       --------------------------------------  ------------------------------------
TABLE 9 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
-----------------------------------------------------------------------------------------------------------------------------------

BEGINNING BALANCE                                     $   8,731       $  5,683                  $  9,002      $  5,658
                                                     -----------    -----------                ----------   -----------
                                                     -----------    -----------                ----------   -----------

Provision for loan losses                                 1,500          7,150                     3,250         9,750
Net charge-off's                                         (2,572)        (3,140)                   (4,593)       (5,715)
                                                     -----------    -----------                ----------   -----------
NET INCREASE (DECREASE)                                  (1,072)         4,010                    (1,343)        4,035
                                                     -----------    -----------                ----------   -----------
                                                     -----------    -----------                ----------   -----------

ENDING BALANCE                                        $   7,659       $  9,693                  $  7,659      $  9,693
                                                     -----------    -----------                ----------   -----------
                                                     -----------    -----------                ----------   -----------

CHARGE-OFF'S:
  Real estate                                         $     (24)      $      -      -100.0%    $     (24)     $     (2)    1100.0%
  Consumer                                               (2,015)        (1,596)       26.3%       (3,764)       (3,183)      18.3%
  Leasing                                                (1,429)        (2,007)      -28.8%       (2,404)       (3,311)     -27.4%
  Commercial and others                                    (135)          (149)       -9.4%         (169)         (284)     -40.5%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                         (3,603)        (3,752)       -4.0%       (6,361)       (6,780)      -6.2%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                     -----------    -----------    ---------   ----------   -----------   ---------
RECOVERIES:
  Real estate                                                 -              -         0.0%            -            16     -100.0%
  Consumer                                                  552            365        51.2%          934           484       93.0%
  Leasing                                                   375            218        72.0%          670           501       33.7%
  Commercial and others                                     104             29       258.6%          164            64      156.3%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                          1,031            612        68.5%        1,768         1,065       66.0%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                     -----------    -----------    ---------   ----------   -----------   ---------
NET CHARGE-OFF'S:
  Real estate                                               (24)             -      -100.0%          (24)           14     -271.4%
  Consumer                                               (1,463)        (1,231)       18.8%       (2,830)       (2,699)       4.9%
  Leasing                                                (1,054)        (1,789)      -41.1%       (1,734)       (2,810)     -38.3%
  Commercial and others                                     (31)          (120)      -74.2%           (5)         (220)     -97.7%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                      $  (2,572)     $  (3,140)      -18.1%    $  (4,593)    $  (5,715)     -19.6%
                                                     -----------    -----------    ---------   ----------   -----------   ---------
                                                     -----------    -----------    ---------   ----------   -----------   ---------
LOANS:
  Outstanding at December 31,                         $ 575,232      $ 566,743                 $ 575,232     $ 566,743
                                                     -----------    -----------                ----------   -----------
  Average loans                                       $ 567,849      $ 557,786                 $ 567,609     $ 565,911
                                                     -----------    -----------                ----------   -----------

RATIOS:
  Recoveries to net-charge-off's                          28.6%          16.3%                     27.8%         15.7%
                                                     -----------    -----------                ----------   -----------
  Net charge-off's to average loans                       1.81%          2.25%                     1.62%         2.02%
                                                     -----------    -----------                ----------   -----------
  Allowance coverage ratio                                1.33%          1.71%                     1.33%         1.71%
                                                     -----------    -----------                ----------   -----------



TABLE 10 - NON-PERFORMING ASSETS (AT DECEMBER 31,):
-----------------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS:
  Non-performing loans                                                                         $  17,623     $  21,794      -19.1%
  Foreclosed real estate                                                                             245           316      -22.5%
  Repossessed autos                                                                                  308           613      -49.8%
  Repossessed equipment                                                                                -           270     -100.0%
                                                                                               ----------   -----------   ---------
                                                                                               $  18,176     $  22,993      -20.9%
                                                                                               ----------   -----------   ---------
                                                                                               ----------   -----------   ---------
NON-PERFORMING LOANS:
  Real estate                                                                                  $   7,852     $  11,707      -32.9%
  Consumer                                                                                         1,183           660       79.2%
  Financing leases                                                                                 7,536         8,588      -12.2%
  Commercial                                                                                       1,052           839       25.4%
                                                                                               ----------   -----------   ---------
                                                                                               $  17,623     $  21,794      -19.1%
                                                                                               ----------   -----------   ---------
                                                                                               ----------   -----------   ---------
NON-PERFORMING LOANS COMPOSITION:
  Real estate                                                                                      44.6%         53.7%
  Consumer                                                                                          6.7%          3.0%
  Financing leases                                                                                 42.8%         39.4%
  Commercial                                                                                        5.9%          3.9%
                                                                                               ----------   -----------
                                                                                                  100.0%        100.0%
                                                                                               ----------   -----------
                                                                                               ----------   -----------
RELEVANT RATIOS:

  Non-performing loans to  total loans                                                             3.06%         3.85%
                                                                                               ----------   -----------
  Non-performing loans reserve coverage ratio                                                     43.46%        44.48%
                                                                                               ----------   -----------
  Non-performing loans reserve coverage ratio (excluding real estate loans)                       78.39%        96.09%
                                                                                               ----------   -----------
  Non-perfoming assets to total assets                                                             1.06%         1.58%
                                                                                               ----------   -----------
  Non-perfoming assets to total capital                                                           14.57%        20.76%
                                                                                               ----------   -----------


Average interest-earning assets for the second quarter of fiscal 2000 reached $1.607 billion, an increase of 23.1% compared with $1.305 billion in fiscal 1999. For the first six months of fiscal 2000, reached $1.570 billion, 22.6% higher than $1.281 billion a year earlier. Both rises were fueled by a solid growth in the Group's investment portfolio, particularly mortgage-backed securities, as Oriental continues its strategy of converting residential real estate loans sold in the secondary market to tax-advantaged mortgage-backed securities.

In the second quarter of fiscal 2000, the average yield on interest-earning assets was 7.99%, 46 basis points lower than the 8.45% attained in the same period of fiscal 1999. For the first six months of fiscal 2000 it was 8.01%, 50 basis points lower than the 8.51% reported a year ago. There were two main reasons for the yield erosion experienced in both periods of fiscal 2000. First, the strong expansion of Group's investment portfolio -- which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest. The other factor was the compression of the loan portfolio yield, which decreased by 79 basis points (10.43% versus 11.23%) in the second quarter and 71 basis points (10.48% versus 11.19%) during the first six months. A change in the loan portfolio mix toward low-risk residential mortgage loans caused this yield decline.

Interest expense for the second quarter of fiscal 2000 rose 22.7% to $19.7 million from $16.1 million reported in the comparable period of fiscal 1999. A larger base of interest-bearing liabilities used to fund the Group's interest-earning assets growth, coupled by a slightly higher average cost of funds drove the increase. For the first six months of fiscal 2000, interest expense grew by 17.5% to $37.6 million from $31.9 million posted the year before. A higher volume of interest-bearing liabilities as previously explained; tempered by a decline in the average cost of funds caused this rise. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rates.

Average interest-bearing liabilities for the second quarter of fiscal 2000 reached $1.523 billion, up 22.0% from the $1.249 billion a year ago. For the first six months of fiscal 2000, they reached $1.480 billion, 20.8% higher than $1.225 billion a year earlier. Larger volumes of repurchase agreements and deposits, which were necessary to fund the Group's investment portfolio growth, drove both increases.

For the second quarter of fiscal 2000, the average cost of funds on interest-bearing liabilities was 5.13%, compared with 5.10% attained in fiscal 1999, up 3 basis points. A higher interest rate scenario resulting from two interest rate hikes by the federal reserve triggered this rise. During the past quarter, the Federal Reserve increased rates by 25 basis points for two successive months. In the other hand, the Group's average cost of funds for the first six months of fiscal 2000 was 34 basis points lower than in fiscal 1999, 5.04% versus 5.18%. A lower interest scenario that prevailed during the first half of fiscal 2000 as compared to the same period of fiscal 1999 caused this overall cost decline.

NON-INTEREST INCOME

In line with the Group's strategy of revenue expansion, recurrent non-interest revenues continued to be a catalyst of the Group's earnings performance for both periods of fiscal 2000. For the second quarter, they rose 17.1% to $5.4 million from $4.6 million in the preceding year second quarter. For the first six months they were 20.9% higher, $10.6 million versus $8.8 million in the same period of fiscal 1999. Higher trust, brokerage, money management and bank service fees drove these improvements (see Table 3).

Trust, money management and brokerage fees, the principal component of recurrent non-interest income, continued its well-established growth pattern during the second quarter of fiscal 2000, rising 20.9% to $2.8 million from $2.3 million in the preceding second quarter. For the first six months, grew 16.7% to $5.4 million from $4.6 million the year before. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered these growths (see "Financial Condition" section).

For the second quarter of fiscal 2000, gains generated by mortgage banking activities amounted to $850,000, 31.4% lower than the $1.2 million, earned in same quarter of fiscal 1999. Lower volume of loans sold during the past quarter caused this decrease. For the first six months of fiscal 2000, mortgage banking activities totaled $2.2 million versus $2.0 million in the first half of fiscal 1999, up 8.5%. Higher spreads attained in certain of the loan products sold in the first half of fiscal 2000 fueled this increase.

Bank services fees and other operating revenues consist primarily of fees generated by deposit accounts, leasing, electronic banking and customer services. These revenues totaled $1.8 million in the second quarter of fiscal 2000, a 64.1% hike versus the $1.1 million reported in the same period of fiscal 1999. For the first six months of fiscal 2000, they totaled $3.0 million, up 41.8% versus $2.1 million in the comparable period of fiscal 1999. Increases in both periods reflect higher revenues from bank services and deposit accounts, which were driven by a new banking fees structure, expansion of the electronic banking business and a growth in its core deposit base.

For the second quarter of fiscal 2000, non-recurrent securities and trading gains amounted to $258,000 versus $6.9 million reported in the same period a year ago. For the first six months, they amounted to $724,000 versus
$8.5 million the year before.

NON-INTEREST EXPENSES

As shown in Table 4, non-interest expenses for the second quarter of fiscal 2000 decreased 2% to $8.1 million from $8.3 million in the comparable period of fiscal 1999. The efficiency and expense ratios this quarter improved to 45.38% and 0.67%, respectively, from 49.58% and 1.09%, respectively, a year earlier.

In the other hand, non-interest expenses slightly increased 4.5% for the first six months of fiscal 2000, $16.3 million versus $15.6 million in the comparable period of 1999. Notwithstanding the above increase, the efficiency and expense ratios for the period improved to 45.35% and 0.73%, respectively, from 48.59% and 1.05%, respectively, a year earlier.

Employee compensation and benefits is the Group's largest expense category. For the second quarter of fiscal 2000, it amounted $3.6 million (0.87 % of total average assets) versus $3.8 million (1.06 % of total average assets) in the same period of fiscal 1999. A decline in variable compensation (which is tied to production) was the main reason for the decrease. For the first six months of fiscal 2000, it amounted $7.4 million (0.90% of total average assets) versus $7.3 million (1.05% of total average assets) in the comparable period of fiscal 1999. Tight control over the Group's level of staff achieved this slight increase (see Table 4), despite an increase in the volume of business and the asset base. Refer to Table 4 for more selected data regarding employee compensation and benefits.

Other recurring non-interest expenses for the second quarter of fiscal 2000 increased 5% to $4.5 million as compared to $4.3 million in the same period of fiscal 1999. Larger occupancy and equipment expenses led this rise. The main contributors in the growth of occupancy and equipment costs were increases in capital expenditures on leasehold improvements and EDP equipment. This reflects the additional banking and administrative offices opened during the past 18 months and the enhancements made to the Group's systems to enable the expansion of its electronic delivery capability and improvement of customers' service

For the first six months of fiscal 2000, other recurring non-interest expenses increased 11.6% to $9.0 million as compared to $8.0 million in fiscal 1999 comparable period. A greater amount of occupancy and equipment expenses, as previously explained, combined with higher professional and service fees led this rise -- directly related to the Group's expansion and new lines of businesses.

The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. Also, expenditures to prepare the Group for the year 2000 (Y2K) computer readiness and other expenses related to the recent conversion of the Group's electronic core system were responsible for this growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses in the second quarter of fiscal 2000 totaled $1.5 million, down 79% from the $7.15 million reported in the same period of fiscal 1999. For the first six months of fiscal 2000 it amounted to $3.25 million, 66.7% lower than $9.75 million reported in fiscal 1999 comparable period. Both declines were in response to the lower level of net credit losses and non-performing assets, and current and expected economic conditions. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of fiscal 2000 amounted to $518,000 (6.1% of pre-tax earnings) compared with $1.28 million (16.8% of pre-tax earnings) a year ago, down 59.7%. For the second quarter of fiscal 2000, they amounted to $1.22 million (7.1% of pre-tax earnings) versus
$2.14 million (14.7% of pre-tax earnings) the year before, 42.9% lower. These reductions were principally due to a higher amount of tax-exempt income generated by the Group's investment portfolio. The Group has maintained an effective tax rate lower than the statutory rate of 39% mainly due to interest income earned on certain investments and loans which are exempt from income taxes, net of the disallowance of expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At December 31, 1999, the Group's total assets amounted to $1.718 billion, an increase of 17.7% when compared to $1.459 billion a year ago. At the same date, interest-earning assets reached $1.638 billion, up 17.4% versus
$1.394 billion a year earlier. A significant expansion of 27.8% in the Group's investment portfolio, particularly mortgage-backed securities, made both increases possible (see Table 5).

Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, collateralized mortgage obligations and P.R. Government municipal bonds. At December 31, 1999, the Group's investment portfolio is of a high quality. Approximately 98% is rated AAA and generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate (see Table 5 and Note 2 of the attached Unaudited Consolidated Financial Statements).

A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 32.8% to $831.8 million (77.7% of the total portfolio) from $626.5 million (74.8% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities. Also, a 14.8% rise in the US and PR government securities portfolio enhanced this growth. At December 31, 1999, they amounted to $222.9 million (20.8% of the total portfolio) versus $194.1 million or (23.2% of the total portfolio) a year ago.

At December 31,1999, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $567.5 million, 1.9% higher than the $557.1 million a year ago. Expansions in the real estate and consumer portfolios and a decrease in the allowance for loan losses led this increase; partially offset by a downsize in the leasing portfolio. Table 5 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At December 31, 1999, the real estate loans portfolio amounted to $325.1 million (56.5% of the loan portfolio), a 3.9% increase when compared to $312.9 million (55.2% of the loan's portfolio) the year before. This growth was achieved despite the sale of over $200 million in residential loans during the past twelve months as management took advantage of market conditions to convert the bulk of its mortgage origination into mortgage-backed securities.

The second largest component of the Group's loan portfolio is consumer loans, which mainly includes unsecured personal loans, margin loans, cash collateral loans and credit lines. At December 31,1999, the consumer loans portfolio totaled $132.5 million (23.1% of the Group's loan portfolio), a 16.1% growth compared to the $114.2 million (20.2% of the Group's loan portfolio) a year ago. The largest contributor to this rise was personal loans, which grew 12.7% over the past twelve months to $114.5 from $101.6 million reported the year before. The increase was mainly attained through strong marketing efforts and the launching of new products while controlling credit risk through prudent underwriting standards implemented using a credit scoring system.

The Group's leasing portfolio consists of auto and equipment leases. At December 31,1999, it amounted to $96.9 million (16.8% of the loan portfolio), down 22.5%versus $125.1 million (22.1% of the loan portfolio) a year ago. The Group's intentional slowdown in lease originations, due to stronger underwriting standards and discontinued equipment-leasing origination in March 1999, caused the downsizing.

LIABILITIES AND FUNDING SOURCES

As shown in Table 6, at December 31, 1999, Oriental's total liabilities reached $1.593 billion, 18.1% higher than the $1.349 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.571 billion at the end of the second quarter of fiscal 2000 versus $1.320 billion the year before, a 19.1% increase. Increases in deposits and repurchase agreements drove these growths.

At December 31, 1999, deposits, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $654.2 million, up 5.8% versus the $618.6 million a year ago. A $18.5 million or 13.8% increase in demand and savings deposits realized most of the growth, followed by a $17.7 million or 3.7% rise in time deposits and IRA accounts. Table 6 presents the composition of the Group's deposits at the end of the periods analyzed.

Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At December 31, 1999, they amounted to $917.0 million, 30.8% higher than the $700.9 million a year ago. This increase reflects a strong growth in repurchase agreements, which was necessary to fund the increase in interest-earning assets experienced during the period, particularly mortgage-backed securities.

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

STOCKHOLDERS' EQUITY

At December 31, 1999, Oriental's total stockholders' equity reached
$124.8 million, a 12.6% increase from $110.7 million a year ago. The main reasons for this growth were earnings reported during the past 12 months along with $32.3 million in net proceeds generated from the issuance of preferred stock. For more in the Group's of stockholders' equity expansion, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income included in the attached Unaudited Consolidated
Financial Statements.

During the first six months of fiscal 2000, the Group repurchased 82,900 common shares bringing to 986,799 shares (with a cost of $25.3 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 1999, the Group's market value for its outstanding stock was $281.9 million ($22.06 per share) versus $408.9 million ($31.31 per share) a year earlier.

At December 31, 1999, the Group's book value per share was $7.12 versus $8.17 a year ago. A $26.2 million unfavorable turnaround in the fair value of securities available-for-sale (included as part of accumulated other comprehensive loss) along with $13.4 million spent on treasury stock repurchases over the last 12 months caused this book value drop.

During the first six months of fiscal 2000, the Group declared dividends amounting to $3.8 million ($0.30 per share) compared to $3.4 million ($0.263 per share) in the same period of fiscal 1999, up 11.1%. For the first six months of fiscal 2000, the dividend payout ratio and dividend yield were 25.98% and 2.69%, respectively, compared to 24.35% and 1.50%, respectively, in the preceding fiscal year.

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

GROUP'S FINANCIAL ASSETS

As shown on Table 8, the Group`s total financial assets include the Group's assets and assets managed by the trust and brokerage business. At December 31, 1999, they reached $3.993 billion - up 11.3% from $3.587 billion a year ago. The Group's financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At December 31, 1999, total assets managed by the Group's trust amounted $1.403 billion, 6.8% higher than the $1.314 billion a year ago. This increase was fueled by a solid 14% growth in individual retirement accounts
(IRA), the most significant asset managed, which totaled $548.2 million versus the $477.8 million a year ago.

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 1999, total assets gathered by the broker-dealer from its customer investment accounts reached $872.5 million, up 7.3% from $813.3 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At December 31, 1999, the Group's allowance for loan losses amounted to $7.66 million (1.33% of total loans) versus $9.69 million (1.71% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net credit losses for the second quarter of fiscal 2000, totaled $2.57 million (1.81% of average loans), compared to $3.14 million (2.25% of average loans) for the same period of fiscal 1999. For the first six months of fiscal 2000, they amounted to $4.59 million (1.62% of average loans), compared to $5.72 million (2.02% of average loans) for the comparable period of fiscal 1999.

The lower level of net credit losses experienced during both periods of fiscal 2000 was primarily associated to a reduction in financing leases net credit losses. It is worth noting that consumer loans net credit losses fell slightly despite a 16.1% growth in the portfolio and that tighter underwriting standards and collection procedures implemented last year are showing positive results. As such, management expects the level of credit losses to continue to improve in fiscal 2000. Table 9 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 10). At
December 31, 1999, the Group's asset quality improved as non-performing assets totaled $18.2 million (1.06% of total assets) versus $22.9 million (1.58% of total assets) at the same date of fiscal 1999. The decrease was principally due to a lower level of non-performing loans; mainly non-performing real estate loans and financing leases. This improvement stems from tighter underwriting standards and collection procedures implemented, as previously explained.

At December 31, 1999, the allowance for loan losses to non-performing loans coverage ratio was 43.46%. Excluding the lesser-risk real estate loans, the ratio is much higher, 78.39%. A year ago, these ratios were 44.48% and 96.09%, respectively. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At December 31, 1999, the Group's non-performing real estate loans totaled $7.85 million (44.6% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the collateral underlying the loan. At December 31, 1999, the Group's non-performing commercial business loans amounted to $1.05 million (5.9% of the Group's non-performing loans). Of the total balance, $944,000 (10 loans) are guaranteed by real estate.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due unless well secured by its collateral. At December 31, 1999, the Group's non-performing auto and equipment leases portfolio amounted to $7.53 million (42.8% of the Group's total non-performing loans). The underlying collateral secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At December 31, 1999, the Group's non-performing consumer loans amounted to $1.18 million (6.7% of the Group's total non-performing loans).

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

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At December 31, 1999, the inventory of repossessed automobiles consisted of 27 units amounting to $308,000 ($11,410 average per unit).

YEAR 2000 READINESS DISCLOSURE

The millennium date change did not cause any problems to the Group's computers and management information systems, which already had been tested and fully certified as being Y2K compliant under regulatory guidelines.

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

At December 31, 1999, the Group's liquidity was deemed appropriate. In addition to $886 million in liquid assets, includes $62.9 million available from unused lines of credit with other financial institutions and $23.7 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31,1999.

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

                          ORIENTAL FINANCIAL GROUP INC.
                                  (REGISTRANT)

By:   S/JOSE E. FERNANDEZ
      -------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer

                                                      Dated:   JANUARY 28, 2000
                                                               ----------------
By:   S/RAFAEL VALLADARES
      -------------------
Rafael Valladares
Senior Vice President -  Principal Financial Officer

                                                      Dated:   JANUARY 28, 2000
                                                               ----------------