Form 10-Q
period 2000-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2000-05-11
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2000


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


                         COMMON STOCK ($1.00 PAR VALUE)


               13,797,235 SHARES OUTSTANDING AS OF MARCH 31, 2000

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

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
------------------------------------------------------------------------------------------------------------------------------------

PART - 1
------------------------------------------------------------------------------------------------------------------------------------

Item - 1           FINANCIAL STATEMENTS

                      Consolidated statements of financial condition at March 31,
                      2000 (unaudited) and June 30, 1999.                                                 1

                      Unaudited consolidated statements of income for the third
                      quarter and nine-month period ended March 31, 2000 and 1999.                        2

                      Unaudited consolidated statements of stockholders' equity and comprehensive income for the nine-month period ended
                      March 31, 2000 and 1999.                                                            3

                      Unaudited consolidated statements of cash flows for the
                      nine-months period ended March 31, 2000 and 1999.                                   4

                      Notes to unaudited consolidated financial statements                                10


Item - 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              11-24


PART - 2
------------------------------------------------------------------------------------------------------------------------------------

Item - 1           Legal Proceedings                                                                      24

Item - 2           Change in securities - None                                                            24

Item - 3           Defaults upon senior securities - None                                                 24

Item - 4           Submissions of Matters to a Vote of Security Holders  - None                           24

Item - 5           Other Information                                                                      24

Item - 6           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       25

                   Signatures                                                                             25

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999
(IN THOUSANDS)


                                                                       -----------------------     ------------------------
                                                                             MARCH 31,                    JUNE 30,
                                                                               2000                         1999
                                                                       -----------------------     ------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                           $    11,953                 $      8,060
                                                                       -----------------------     ------------------------

INVESTMENTS AND SECURITIES:
 Money market investments                                                              11,330                       27,991
 Trading securities, at fair value                                                     50,254                       17,307
 Investment securities available-for-sale, at fair value                              213,177                      379,894
 Investment securities held-to-maturity, at cost ( fair value $778,245;
   June 30,1999 - $499,234 )                                                          806,242                      508,080
 Federal Home Loan Bank (FHLB)  stock, at cost                                         10,757                       13,257
                                                                       -----------------------     ------------------------
    TOTAL INVESTMENTS AND SECURITIES                                                1,091,760                      946,529
                                                                       -----------------------     ------------------------
LOANS:
 Loans held-for-sale, at lower of cost or market                                        3,574                       55,206
 Loans receivable, net                                                                576,077                      519,110
                                                                       -----------------------     ------------------------
    TOTAL LOANS, NET                                                                  579,651                      574,316
                                                                       -----------------------     ------------------------

Accrued interest receivable                                                            19,363                       18,017
Foreclosed real estate, net                                                               548                          383
Premises and equipment, net                                                            22,091                       21,651
Other assets, net                                                                      26,462                       18,391
                                                                       -----------------------     ------------------------
TOTAL ASSETS                                                                    $   1,751,828                $   1,587,347
                                                                       =======================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand                                                             $     135,283                 $    142,679
 Time and IRA accounts                                                                513,082                      508,648
                                                                       -----------------------     ------------------------
                                                                                      648,365                      651,327
 Accrued interest                                                                       4,689                        5,661
                                                                       -----------------------     ------------------------
    TOTAL DEPOSITS                                                                    653,054                      656,988
                                                                       -----------------------     ------------------------
BORROWINGS:
 Securities sold under agreements to repurchase                                       754,760                      596,226
 Advances and borrowings from Federal Home Loan Bank                                   94,375                       68,400
 Term notes and other borrowings                                                       86,500                      106,500
                                                                       -----------------------     ------------------------
    TOTAL BORROWINGS                                                                  935,635                      771,126
                                                                       -----------------------     ------------------------

Accrued expenses and other liabilities                                                 32,898                       35,201
                                                                       -----------------------     ------------------------

TOTAL LIABILITIES                                                                   1,621,587                    1,463,315
                                                                       -----------------------     ------------------------

COMMITMENTS AND CONTINGENCIES                                                               -                            -
                                                                       -----------------------     ------------------------

STOCKHOLDERS' EQUITY:

 Preferred stock, $1 par value; 5,000,000 shares authorized; $25                       33,500                       33,500
   liquidation value, shares issued and outstanding 1,340,000
 Common stock, $1 par value; 20,000,000 shares authorized; shares
   issued and outstanding 13,797,235 (June 30, 1999  - 13,738,814)                     13,797                       13,739
 Additional paid-in capital                                                            23,756                       23,313
 Legal surplus                                                                         10,917                        8,673
 Retained earnings                                                                     92,739                       79,920
 Treasury stock, at cost, 996,799 shares (June 30, 1999 - 903,786)                    (25,494)                     (23,401)
 Accumulated other comprehensive loss , net of deferred taxes                         (18,974)                     (11,712)
                                                                       -----------------------     ------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                        130,241                      124,032
                                                                       -----------------------     ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $   1,751,828                $   1,587,347
                                                                       =======================     ========================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                                      THIRD QUARTER                  NINE-MONTH PERIOD
                                                                         MARCH 31,                        MARCH 31,
                                                         -----------------------------------------   -------------------
                                                                2000                  1999                  2000
                                                         -------------------   -------------------   -------------------

INTEREST INCOME:
 Loans and leases                                         $     13,464          $    14,165           $    41,818
 Mortgage-backed securities                                     14,140               10,451                39,472
 Investment securities                                           4,157                3,099                11,797
 Money market investments                                           51                  111                   173
                                                         -------------------   --------------------  -------------------
    TOTAL INTEREST INCOME                                       31,812               27,826                93,260
                                                         -------------------   --------------------  -------------------

INTEREST EXPENSE:
 Deposits                                                        7,837                7,091                22,663
 Securities sold under agreements to repurchase                 11,092                6,793                29,032
 Other borrowed funds and interest rate risk management          2,306                2,433                 7,093
                                                         -------------------   --------------------   ------------------
    TOTAL INTEREST EXPENSE                                      21,235               16,317                58,788
                                                         -------------------   --------------------   ------------------

NET INTEREST INCOME                                             10,577               11,509                34,472
Provision for loan losses                                        1,500                3,200                 4,750
                                                         -------------------   --------------------   ------------------
NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES             9,077                8,309                29,722
                                                         -------------------   --------------------   ------------------

NON-INTEREST INCOME:
 Trust, money management and brokerage fees                      3,378                2,457                 8,785
 Mortgage banking activities                                     1,504                2,282                 5,238
 Bank service charges and fees and other operating income        1,512                1,136                 4,507
 Gain on sale of investment securities                             407                2,017                 1,066
 Trading net activity                                              (59)                 (68)                    6
                                                         -------------------   --------------------   ------------------
    TOTAL NON-INTEREST INCOME                                    6,742                7,824                19,602
                                                         -------------------   --------------------   ------------------

NON-INTEREST EXPENSES:
 Compensation and benefits                                       3,719                3,776                11,098
 Occupancy and equipment, net                                    1,602                1,424                 4,714
 Advertising and business promotion                                823                  846                 2,051
 Professional and service fees                                     695                  581                 1,782
 Communications                                                    431                  349                 1,156
 Taxes other than income                                           477                  427                 1,432
 Insurance, including deposit insurance                            100                  120                   372
 Printing, postage, stationery and supplies                        237                  204                   652
 Other                                                             621                  713                 1,789
                                                         -------------------   ---------------------   -----------------
    TOTAL NON-INTEREST EXPENSE                                   8,705                8,440                25,046
                                                         -------------------   ---------------------   -----------------

INCOME BEFORE INCOME TAXES                                       7,114                7,693                24,278
Provision for income taxes                                         452                1,070                 1,672
                                                         -------------------   ---------------------   -----------------
NET INCOME                                                       6,662                6,623                22,606
Less: dividends on preferred stock                                (597)                  -                 (1,791)
                                                         -------------------   ---------------------   -----------------
NET INCOME AVAILABLE TO COMMON SHARES                      $     6,065          $     6,623             $  20,815
                                                         -------------------   ---------------------   -----------------
INCOME PER COMMON SHARE:
 Basic                                                     $      0.47          $      0.51             $    1.63
                                                         -------------------   ---------------------   -----------------
 Diluted                                                   $      0.46          $      0.50             $    1.59
                                                         -------------------   ---------------------   -----------------

Average common shares outstanding                               12,794               13,034                12,791
Average potential common share options                             284                  325                   274
                                                         -------------------   ---------------------   -----------------
                                                                13,078               13,359                13,065
                                                         -------------------   ---------------------   -----------------

                                                          NINE-MONTH PERIOD
                                                               MARCH 31,
                                                         -------------------
                                                                 1999
                                                         -------------------

INTEREST INCOME:
 Loans and leases                                          $    42,294
 Mortgage-backed securities                                     25,781
 Investment securities                                          11,596
 Money market investments                                          361
                                                         -------------------
    TOTAL INTEREST INCOME                                       80,032
                                                         -------------------

INTEREST EXPENSE:
 Deposits                                                       21,632
 Securities sold under agreements to repurchase                 19,036
 Other borrowed funds and interest rate risk management          7,637
                                                         -------------------
    TOTAL INTEREST EXPENSE                                      48,305
                                                         -------------------

NET INTEREST INCOME                                             31,727
Provision for loan losses                                       12,950
                                                         -------------------
NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES            18,777
                                                         -------------------

NON-INTEREST INCOME:
 Trust, money management and brokerage fees                      7,089
 Mortgage banking activities                                     6,754
 Bank service charges and fees and other operating income        3,248
 Gain on sale of investment securities                          10,464
 Trading net activity                                                1
                                                         -------------------
    TOTAL NON-INTEREST INCOME                                   27,556
                                                         -------------------

NON-INTEREST EXPENSES:
 Compensation and benefits                                      11,049
 Occupancy and equipment, net                                    3,890
 Advertising and business promotion                              2,108
 Professional and service fees                                   1,576
 Communications                                                  1,123
 Taxes other than income                                         1,284
 Insurance, including deposit insurance                            313
 Printing, postage, stationery and supplies                        563
 Other                                                           2,173
                                                         ------------------
    TOTAL NON-INTEREST EXPENSE                                  24,079
                                                         ------------------

INCOME BEFORE INCOME TAXES                                      22,254
Provision for income taxes                                       3,205
                                                         ------------------
NET INCOME                                                      19,049
Less: dividends on preferred stock                                   -
                                                         ------------------
NET INCOME AVAILABLE TO COMMON SHARES                     $     19,049
                                                         ------------------
INCOME PER COMMON SHARE:
 Basic                                                    $       1.46
                                                         ------------------
 Diluted                                                  $       1.42
                                                         ------------------

Average common shares outstanding                               13,125
Average potential common share options                             397
                                                         ------------------
                                                                13,522
                                                         ------------------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
NINE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS)


                                                                        ------------------------------------------------------
                                                                                             MARCH 31,
                                                                        ------------------------------------------------------
                                                                                 2000                          1999
                                                                        -----------------------       ------------------------

 CHANGES IN STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK:
 Balance at beginning of period                                                   $     33,500                   $          -
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                            33,500                              -
                                                                        -----------------------       ------------------------
COMMON STOCK:
 Balance at beginning of period                                                         13,739                         10,149
 Stock split                                                                                 -                          3,385
 Stock options exercised                                                                    58                             91
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                            13,797                         13,625
                                                                        -----------------------       ------------------------
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of period                                                         23,313                         27,261
 Stock split                                                                                 -                         (3,385)
 Stock options exercised                                                                   443                            293
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                            23,756                         24,169
                                                                        -----------------------       ------------------------
LEGAL SURPLUS:
 Balance at beginning of period                                                          8,673                          5,908
 Transfer from retained earnings                                                         2,244                          2,722
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                            10,917                          8,630
                                                                        -----------------------       ------------------------
RETAINED EARNINGS:
 Balance at beginning of period                                                         79,920                         63,756
 Net income                                                                             22,606                         19,049
 Dividends declared on common stock                                                     (5,752)                        (5,443)
 Dividends declared on preferred stock                                                  (1,791)                             -
 Transfer to legal surplus                                                              (2,244)                        (2,722)
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                            92,739                         74,640
                                                                        -----------------------       ------------------------
TREASURY STOCK:
 Balance at beginning of period                                                        (23,401)                        (6,199)
 Treasury stock purchased                                                               (2,093)                        (7,511)
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                           (25,494)                       (13,710)
                                                                        -----------------------       ------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
 Balance at beginning of period                                                        (11,712)                           913
 Other comprehensive loss for the period ended, net of taxes                            (7,262)                        (3,291)
                                                                        -----------------------       ------------------------
    BALANCE AT END OF PERIOD                                                           (18,974)                        (2,378)
                                                                        -----------------------       ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        $    130,241                   $    104,976
                                                                        =======================       ========================

 COMPREHENSIVE INCOME:
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $     22,606                   $     19,049
                                                                        -----------------------       ------------------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
 Unrealized loss on securities arising during the period                                (8,190)                       (13,350)
 Realized gains included in net income                                                   1,066                         10,464
 Income tax expense related to items of other comprehensive income                        (138)                          (405)
                                                                        -----------------------       ------------------------
    NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE,
    NET OF TAXES                                                                        (7,262)                        (3,291)
                                                                        -----------------------       ------------------------
COMPREHENSIVE INCOME                                                              $     15,344                   $     15,758
                                                                        =======================       ========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS)


                                                                             --------------------------------------------
                                                                                            MARCH 31,
                                                                             --------------------------------------------
                                                                                    2000                    1999
                                                                             --------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $   22,606             $    19,049
                                                                             --------------------   ---------------------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred loan origination fees and costs                                  256                     209
   Amortization of premiums and accretion of discounts on investment securities               54                   1,602
   Depreciation and amortization of premises and equipment                                 2,377                   2,087
   Provision for loan losses                                                               4,750                  12,950
   Gain on sale of investment securities available-for-sale                               (1,066)                (10,464)
   Mortgage banking activities                                                            (5,238)                 (6,754)
   Proceeds from sale of loans held-for-sale                                              27,795                  90,586
   (Decrease) increase in accrued expenses and other liabilities                          (6,803)                 12,232
   Net (increase) decrease in:
     Trading securities                                                                  (17,233)                  7,609
     Accrued interest receivable                                                          (1,346)                 (1,628)
     Other assets                                                                         (8,236)                 (3,182)
                                                                             --------------------   ---------------------
       TOTAL ADJUSTMENTS                                                                  (4,690)                105,247
                                                                             --------------------   ---------------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                              17,916                 124,296
                                                                             --------------------   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale                                  (180,500)               (475,246)
 Purchases of  investment securities held-to-maturity                                    (90,700)                      -
 Sales of  investment securities available-for-sale                                       56,813                 242,121
 Maturities and redemptions of  investment securities available-for-sale                  66,851                  21,670
 Maturities and redemptions of  investment securities held-to-maturity                    56,262                  50,406
 Redemption of Federal Home Loan Bank of New York stock                                    2,500                       -
 Purchases of Federal Home Loan Bank of New York stock                                         -                  (3,214)
 Net origination of loans                                                                (90,516)               (162,941)
 Capital expenditures                                                                     (2,817)                 (3,854)
                                                                             --------------------   ---------------------
   NET CASH USED IN INVESTING ACTIVITIES                                                (182,107)               (331,058)
                                                                             --------------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in:
   Deposits                                                                               (3,934)                 67,579
   Securities sold under agreements to repurchase                                        158,534                 165,349
   Advances and borrowings from FHLB                                                      25,975                 (13,200)
 Repayments of term notes and other borrowings                                           (20,000)                      -
 Proceeds from exercise of stock options                                                     501                     385
 Treasury stock acquired                                                                  (2,093)                 (7,511)
 Dividends paid                                                                           (7,560)                 (4,357)
                                                                             --------------------   ---------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                             151,423                 200,157
                                                                             --------------------   ---------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (12,768)                 (6,605)
Cash and cash equivalents at beginning of period                                          36,051                  19,489
                                                                             --------------------   ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   23,283             $    12,884
                                                                             --------------------   ---------------------

CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                                              $   11,953             $     8,906
 Money market investments                                                                 11,330                   3,978
                                                                             --------------------   ---------------------
                                                                                      $   23,283             $    12,884
                                                                             --------------------   ---------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
 Interest paid                                                                        $   56,810             $    45,300
                                                                             --------------------   ---------------------
 Income taxes paid                                                                    $    1,050             $     3,946
                                                                             --------------------   ---------------------
 Real estate loans securitized into mortgage-backed securities                        $   57,620             $    40,700
                                                                             --------------------   ---------------------

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

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico, which provides a variety of financial services through its subsidiaries. The Group is subject to the regulation and supervision of the Federal Reserve Board. Oriental Bank and Trust (the "Bank"), the Group's banking subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Group through its banking and broker-dealer subsidiaries, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto lease financing, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 1999 contained in Oriental's 1999 Annual Report. Certain reclassifications have been made to the March 31, 1999 and June 30, 1999 consolidated financial statements to conform to the presentation of the current period consolidated financial statements.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at March 31, 2000 and June 30, 1999, and the results of operations and cash flows for the third quarter and nine-month period ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

MONEY MARKET INVESTMENTS

At March 31, 2000 and June 30, 1999 the Group's money market investments were comprised of:


                                                                                       (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                               MARCH 31,               JUNE 30,
                                                                        --------------------    -------------------

    Securities purchased under agreements to resell                                $  9,788                $24,350
    Time deposits with other banks                                                    1,416                      -
    Money market accounts and other short-term investments                              126                  3,641
                                                                        --------------------    -------------------
                                                                                   $ 11,330                $27,991
                                                                        --------------------    -------------------

TRADING SECURITIES

A summary of trading securities owned by the Group at March 31, 2000 and June 30, 1999 is as follows:


                                                                                      (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                               MARCH 31,               JUNE 30,
                                                                        --------------------    -------------------

     U.S. Treasury securities                                                       $22,161                $ 3,527
     P.R. Government securities                                                      14,682                      -
     Mortgage-backed securities                                                      11,206                 11,278
     CMO residuals, interest only                                                     2,204                  2,502
                                                                        --------------------    -------------------
                                                                                    $50,254                $17,307
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------

At March 31, 2000, the Group's trading portfolio weighted average yield was 8.12% (June 30, 1999 - 7.79%).

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at March 31, 2000 and June 30, 1999, were as follows:


                                                                      MARCH 31, 2000 (IN THOUSANDS)
                                          ------------------    ---------------    -------------    --------------    ------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ------------------    ---------------    -------------    --------------    ------------

AVAILABLE-FOR-SALE
 U.S. Treasury securities                        $   97,877               $151          $ 5,931        $   92,097           5.20%
 U.S. Government Agencies                           104,461                  -            4,002           100,459           6.76%
 P.R. Government securities                             518                  8                -               526           5.31%
 CMOs                                                 2,227                  -               17             2,210           7.78%
 GNMA certificates                                   17,981                  1               97            17,885           7.81%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    223,064                160           10,047           213,177           6.16%
                                          ------------------    ---------------    -------------    --------------    ------------

HELD-TO-MATURITY
 P.R. Government securities                           3,553                  2               25             3,530           8.03%
 CMOs                                               113,644                  -            5,392           108,252           6.46%
 Other debt securities                                4,864                  -                -             4,864           8.10%
 GNMA certificates                                  381,738                492           10,049           372,181           7.23%
 FNMA certificates                                  195,731                 16            7,659           188,088           6.54%
 FHLMC certificates                                 106,712                 38            5,420           101,330           6.43%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    806,242                548           28,544           778,245           6.86%
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           10,757                  -                -            10,757           6.42%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                 $1,040,062               $708          $38,591        $1,002,179           6.70%
                                          ==================    ===============    =============    ==============    ============



                                                                       JUNE 30, 1999 (IN THOUSANDS)
                                          ------------------    ---------------    -------------    --------------    ------------
                                                                    GROSS             GROSS                             AVERAGE
                                              AMORTIZED           UNREALIZED        UNREALIZED          FAIR           WEIGHTED
                                                COST                GAINS              LOSS             VALUE            YIELD
                                          ------------------    ---------------    -------------    --------------    ------------

AVAILABLE-FOR-SALE
 U.S. Treasury securities                          $105,343             $  130          $ 3,875          $101,598           5.33%
 U.S. Government Agencies                            75,820                  -            1,321            74,499           6.79%
 P.R. Government securities                          20,160                423               11            20,572           8.71%
 GNMA certificates                                   60,128                871              745            60,254           6.93%
 FNMA certificates                                   97,270                 40            2,081            95,229           6.68%
 FHLMC certificates                                  28,314                  -              572            27,742           6.66%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    387,035              1,464            8,605           379,894           6.47%
                                          ------------------    ---------------    -------------    --------------    ------------

HELD-TO-MATURITY
 P.R. Government securities                           3,563                  -               33             3,530           7.40%
 CMOs                                               119,497                  -            2,365           117,132           6.67%
 Other debt securities                                4,863                  -                -             4,863           8.58%
 GNMA certificates                                  179,449                796            3,161           177,084           6.59%
 FNMA certificates                                  114,824                248            2,445           112,627           6.74%
 FHLMC certificates                                  85,884                 73            1,959            83,998           6.65%
                                          ------------------    ---------------    -------------    --------------    ------------
                                                    508,080              1,117            9,963           499,234           6.68%
                                          ------------------    ---------------    -------------    --------------    ------------

FHLB stock                                           13,257                  -                -            13,257           6.74%
                                          ------------------    ---------------    -------------    --------------    ------------

                                                   $908,372             $2,581          $18,568          $892,385           6.59%
                                          ==================    ===============    =============    ==============    ============

The amortized cost and estimated fair value of the Group's investment securities at March 31, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       (IN THOUSANDS)
                             -----------------------------------------------------------------------------------------------------
                                   AVAILABLE-FOR-SALE                  HELD-TO-MATURITY                        TOTAL
                             -------------------------------    -------------------------------    -------------------------------
                                AMORTIZED            FAIR          AMORTIZED           FAIR            AMORTIZED           FAIR
                                  COST              VALUE            COST             VALUE              COST             VALUE
                             -------------------------------    -------------------------------    -------------------------------

Due within 1 year                 $     73         $     73         $      -          $      -       $       73        $       73
After 1 year to 5 years             12,662           12,716            1,078             1,084           13,740            13,800
After 5 years to 10 years          190,586          180,749           20,305            20,267          210,891           201,016
Due after 10 years                  19,743           19,639          784,858           756,894          804,601           776,533
FHLB stock                               -                -                -                 -           10,757            10,757
                             --------------     ------------    -------------    --------------    -------------    --------------
                                  $223,064         $213,177         $806,242          $778,245       $1,040,062        $1,002,179
                             --------------     ------------    -------------    --------------    -------------    --------------

Proceeds from the sale of investment securities available-for-sale during the first nine months of fiscal 2000 totaled $56,813,000 (1999 - $242,121,000).
Gross realized gains and losses on those sales during fiscal 2000 were $1,077,000 and $11,000, respectively (1999 - $10,464,000 and $0).

Of Oriental's investments at March 31, 2000 and June 30, 1999 the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 14% and 19% of stockholders' equity, respectively. At March 31, 2000, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $18,754,000 (June 30, 1999 - $23,723,000) and $18,739,000 (June 30, 1999 - $24,102,000), respectively. At March 31, 2000,
$14,683,000 (June 30, 1999 - $18,456,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans, personal loans, and auto leases. The composition of the Group's loan portfolio at March 31, 2000 and June 30, 1999 was as follows:


                                                                                             (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                      MARCH 31,               JUNE 30,
                                                                                 --------------------- ------------------

LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $314,702           $263,540
     Non-residential real estate loans                                                         5,195              6,531
     Home equity loans and personal loans collateralized by real estate                       26,547             16,278
                                                                                 --------------------- ------------------
                                                                                             346,444            286,349
     Less: net deferred loan fees                                                             (1,798)            (1,302)
                                                                                 --------------------- ------------------
                                                                                             344,646            285,047
                                                                                 --------------------- ------------------
OTHER LOANS:
     Commercial                                                                               20,917             10,555
     Personal consumer loans and credit lines                                                127,603            122,213
     Financing leases, net of unearned interest                                               89,756            110,297
                                                                                 --------------------- ------------------
                                                                                             238,276            243,065
                                                                                 --------------------- ------------------

LOANS RECEIVABLE                                                                            582,922             528,112
Allowance for loan losses                                                                    (6,845)             (9,002)
                                                                                 --------------------  ------------------
LOANS RECEIVABLE, NET                                                                       576,077             519,110
Loans held-for-sale                                                                           3,574              55,206
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                           $579,651            $574,316
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

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 9 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the third quarter and nine-month period ended March 31, 2000 and 1999.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2000 and June 30, 1999, the Group determined that no impairment reserve was necessary.

NOTE 4 - PLEDGED ASSETS:

At March 31, 2000, residential mortgage loans and investment securities amounting to $138,670,000 (June 30, 1999 - $100,509,000), and $899,713,000 (June
30, 1999 - $737,448,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE  5 - INTEREST RATE RISK MANAGEMENT

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at March 31, 2000 and June 30, 1999 are set forth in the table below:


                                                                                              (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                         MARCH 31,              JUNE 30,
                                                                                      -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                                              $370,000              $245,000
 Weighted average pay rate - fixed                                                               5.83%                 5.66%
 Weighted average receive  rate - floating                                                       6.04%                 5.09%
 Maturity in months                                                                            1 to 17               2 to 26
 Floating rate  as a percent of LIBOR                                                       85 to 100%            85 to 100%

CAPS:
 Cap agreements notional amount                                                                $60,000              $100,000
 Cap rate                                                                                        6.50%                 6.50%
 Maturity in months                                                                             2 to 9               4 to 15

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

The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At March 31, 2000, the notional amount of these agreements totaled $93,430,000 (June 30, 1999 - $79,815,000) at a weighted average rate of 5.84% (June 30, 1999 - 5.81%).

At March 31, 2000, interest rate swap and caps maturities by fiscal year are as follows:


                                                       ----------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
                        ---------------------------    ----------------------------------------------------------------------------
                           YEAR ENDING JUNE 30,            INTEREST RATE                EQUITY                      TOTAL
                        ---------------------------    ----------------------     --------------------      -----------------------

                                   2000                             $115,000                   $6,630                     $121,630
                                   2001                              315,000                   86,800                      401,800
                                                       ----------------------     --------------------      -----------------------
                                                                    $430,000                  $93,430                     $523,430
                                                       ----------------------     --------------------      -----------------------

NOTE  6  - SEGMENT REPORTING (UNAUDITED):

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

The Group's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and the registered broker-dealer subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last and smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the third quarters and nine-month periods ended March 31:


                                               UNAUDITED - NINE-MONTH PERIOD ENDED (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2000
Net interest income                        $34,088             $384           $    -            $   -          $34,472
Non-interest income                          5,799            8,785            5,238             (220)          19,602
Non-interest expenses                       17,926            4,455            2,885             (220)          25,046
Provision for loan losses                    4,750                -                -                -            4,750
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES                  $17,211           $4,714           $2,353            $   -          $24,278
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1999
Net interest income                         31,270             $457           $    -            $   -          $31,727
Non-interest income                         13,942            7,089            6,754             (229)          27,556
Non-interest expenses                       16,901            4,147            3,260             (229)          24,079
Provision for loan losses                   12,950                -                -                -           12,950
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES                  $15,361           $3,399           $3,494            $   -          $22,254
                                    ---------------   --------------  ---------------  ---------------   --------------


                                                  UNAUDITED - THIRD QUARTER ENDED (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2000
Net interest income                     $   10,417          $   160           $    -           $    -       $   10,577
Non-interest income                          1,866            3,378            1,504               (6)           6,742
Non-interest expenses                        5,781            2,338              592               (6)           8,705
Provision for loan losses                    1,500                -                -                -            1,500
                                    ---------------   --------------  ---------------  ---------------   --------------
 NET INCOME  BEFORE TAXES               $    5,002          $ 1,200           $  912           $    -       $    7,114
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 1999
Net interest income                     $   11,339          $   170           $    -           $    -       $   11,509
Non-interest income                          3,208            2,457            2,282             (123)           7,824
Non-interest expenses                        6,424            1,727              412             (123)           8,440
Provision for loan losses                    3,200                -                -                -            3,200
                                    ---------------   --------------  ---------------  ---------------   --------------
NET INCOME  BEFORE TAXES                $    4,923          $   900           $1,870           $    -       $    7,693
                                    ---------------   --------------  ---------------  ---------------   --------------

TOTAL ASSETS  -- AS OF:
March 31, 2000                          $1,742,786          $ 7,132           $2,000           $  (90)      $1,751,828
                                    ---------------   --------------  ---------------  ---------------   --------------
March 31, 1999                          $1,522,942          $10,150           $2,000           $  (80)      $1,535,012
                                    ---------------   --------------  ---------------  ---------------   --------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

As shown in the selected financial data table on page 12, the Group's net income for the first nine months of fiscal 2000 totaled $22.60 million, up 18.7% from $19.04 million reported for the comparable nine-month period of fiscal 1999. Earnings per share for the nine-month period ended March 31, 2000 was $1.59, a 12% increase when compared to $1.42 tallied the similar period ended March 31, 1999. Preferred dividends paid were $1.79 million during the first nine months of fiscal 2000 versus none in the comparable period of fiscal 1999.

Higher core revenues along with strict cost control measures, which helped minimize the impact caused by the increase in the cost of funds that followed the hike in interest rates, drove this earnings improvement. Return on common equity (ROE) was 30.61% for the nine-month period, up from 22.77% the previous comparable period. Return on assets (ROA) rose to 1.80%, from 1.78% tallied the previous nine-month period, while the efficiency ratio improved to 47.23% from 48.40%.

Net income for the third quarter of fiscal 2000 amounted to $6.66 million or $0.46 earnings per share compared with $6.62 million or $0.50 per share reported in the same quarter of fiscal 1999. Quarterly results ROE was 26.18% (up from 25.02%), ROA was 1.53% (down from 1.76%) and the efficiency ratio was 51.21% (up from 48.02%). The increase in the efficiency ratio is attributed to the increase in the cost of funds, as a result of the Fed interest rates hikes, which reduced the interest rate spread of the bank to
2.43 % during the third quarter from 3.5% the quarter ended March 31, 1999.

Financial assets, which include the Group's assets and assets managed by the trust and brokerage business, reached $3.989 billion at the end of the third quarter of fiscal 2000 -- up 7.7% from $3.704 billion at the end of the same period of fiscal 1999. The Group's assets grew 14.1% to $1.752 billion at March 31, 2000, up from $1.535 billion a year ago. Assets managed by the trust and broker-dealer increased 3.1% to $2.238 billion from $2.169 billion the year before.

The following pages discuss in detail the different components that influenced the Group's performance. Tables 1 to 10 on pages 12 to 18 provide relevant operational ratios and information for the periods analyzed as follows:


         TABLE                      DESCRIPTION                                                                    PAGE NO.

         Selected Financial Data    Earnings, Dividends Declared and Per Share Information                          - 12 -
                                    Period End Balances (as of March 31)                                            - 12 -
                                    Selected Financial Ratios (in percent) and Other Information                    - 12 -

         Table 1                    Year-to-date Analysis of Net Interest Income and Changes due to Volume / Rate   - 13 -

         Table 1A                   Quarterly Analysis of Net Interest Income and Changes due to Volume / Rate      - 14 -

         Table 2                    Revenues Summary  and Composition                                               - 15 -

         Table 3                    Non-Interest Income Summary and Composition                                     - 15 -

         Table 4                    Non-Interest Expenses Summary and Composition                                   - 15 -

         Table 5                    Bank Assets Summary and Composition                                             - 16 -

         Table 6                    Liabilities Summary and Composition                                             - 16 -

         Table 7                    Capital, Dividends and Stock Data                                               - 17 -

         Table 8                    Financial Assets Summary                                                        - 17 -

         Table 9                    Allowance for Loan Losses Summary and Loan Losses Statistics                    - 18 -

         Table 10                   Non-Perfoming Assets (as of March 31)                                           - 18 -


SELECTED FINANCIAL DATA
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)


                                                 ------------------------------------------------------
                                                                      THIRD QUARTER
                                                                         MARCH 31,
                                                 ------------------------------------------------------
                                                     2000                  1999              VARIANCE %
                                                 ------------------------------------------------------
EARNINGS:
-------------------------------------------------------------------------------------------------------

Interest income                                    $ 31,812              $ 27,826               14.3%
Interest expense                                     21,235                16,317               30.1%
                                                 -------------------  ------------------  -------------
 NET INTEREST INCOME                                 10,577                11,509               -8.1%
Provision for loan losses                             1,500                 3,200              -53.1%
                                                 -------------------  ------------------  -------------
 NET CREDIT INCOME                                    9,077                 8,309                9.2%
Recurrent non-interest income                         6,394                 5,875                8.8%
Non recurrent non-interest income                       348                 1,949              -82.1%
Recurrent non-interest expenses                       8,690                 8,440                3.0%
Non recurrent non-interest expenses                      15                     -              100.0%
Provision for income taxes                              452                 1,070              -57.8%
                                                 -------------------  ------------------  -------------
 NET INCOME                                           6,662                 6,623                0.6%
Less: dividends on preferred stock                     (597)                    -             -100.0%
                                                 -------------------  ------------------  -------------
 NET INCOME AVAILABLE TO COMMON SHARES              $ 6,065               $ 6,623               -8.4%
                                                 ===================  ==================  =============
PER SHARE INFORMATION:
-------------------------------------------------------------------------------------------------------------
Basic Income                                        $  0.47               $  0.51               -7.8%
                                                 -------------------  ------------------  -------------
Diluted Income                                      $  0.46               $  0.50               -8.0%
                                                 -------------------  ------------------  -------------
Book value                                          $  7.55               $  7.70               -1.9%
                                                 -------------------  ------------------  -------------
DIVIDENDS DECLARED INFORMATION:
-------------------------------------------------------------------------------------------------------------

Dividends declared per share                        $ 0.150               $ 0.113               32.7%
                                                 -------------------  ------------------  -------------
Dividends declared                                  $ 1,916               $ 1,492               28.4%
                                                 -------------------  ------------------  -------------
Average shares and equivalents                       13,078                13,359               -2.1%
                                                 -------------------  ------------------  -------------


SELECTED FINANCIAL RATIOS (IN PERCENT) AND OTHER
INFORMATION:
-------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                        1.53%                 1.76%              -12.8%
                                                 -------------------  ------------------  -------------
Return on average common equity (ROE)                26.18%                25.02%                4.6%
                                                 -------------------  ------------------  -------------
Efficiency ratio                                     51.21%                48.02%                6.7%
                                                 -------------------  ------------------  -------------
Expense ratio                                         0.55%                 0.73%              -24.7%
                                                 -------------------  ------------------  -------------
Interest rate spread                                  2.24%                 3.07%              -27.0%
                                                 -------------------  ------------------  -------------
Number of banking offices


                                            ------------------------------------------------------------------
                                                                       NINE-MONTH PERIOD
                                                                           MARCH 31,
                                            ------------------------------------------------------------------
                                                  2000                         1999               VARIANCE %
                                            ------------------------------------------------------------------
EARNINGS:
--------------------------------------------------------------------------------------------------------------

Interest income                              $    93,260                  $    80,032                 16.5%
Interest expense                                  58,788                       48,305                 21.7%
                                            -------------------          -------------------   ----------------
   NET INTEREST INCOME                            34,472                       31,727                  8.7%
Provision for loan losses                          4,750                       12,950                -63.3%
                                            -------------------          -------------------   ----------------
   NET CREDIT INCOME                              29,722                       18,777                 58.3%
Recurrent non-interest income                     18,530                       17,091                  8.4%
Non recurrent non-interest income                  1,072                       10,465                -89.8%
Recurrent non-interest expenses                   25,030                       23,742                  5.4%
Non recurrent non-interest expenses                   16                          337                -95.3%
Provision for income taxes                         1,672                        3,205                -47.8%
                                            -------------------          -------------------   ----------------
  NET INCOME                                      22,606                       19,049                 18.7%
Less: dividends on preferred stock                (1,791)                           -               -100.0%
                                            -------------------          -------------------   ----------------
   NET INCOME AVAILABLE TO COMMON SHARES     $    20,815                  $    19,049                  9.3%
                                            ===================          ===================   ================

PER SHARE INFORMATION:
---------------------------------------------------------------------------------------------------------------
Basic Income                                 $      1.63                  $      1.46                 11.6%
                                            -------------------          -------------------   ----------------
Diluted Income                               $      1.59                  $      1.42                 12.0%
                                            -------------------          -------------------   ----------------
Book value                                   $      7.55                  $      7.70                 -1.9%
                                            -------------------          -------------------   ----------------
DIVIDENDS DECLARED INFORMATION:
---------------------------------------------------------------------------------------------------------------

Dividends declared per share                 $     0.450                  $     0.413                  9.0%
                                            -------------------          -------------------   ----------------
Dividends declared                           $     5,753                  $     5,443                  5.7%
                                            -------------------          -------------------   ----------------
Average shares and equivalents                    13,065                       13,522                 -3.4%
                                            -------------------          -------------------   ----------------

PERIOD END BALANCES (AS OF MARCH 31,):
---------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS
 Trust assets managed                        $ 1,387,300                  $ 1,337,700                  3.7%
 Broker-dealer assets gathered                   850,300                      831,700                  2.2%
                                            -------------------          -------------------   ----------------
   ASSETS MANAGED                              2,237,600                    2,169,400                  3.1%
Bank total assets                              1,751,800                    1,535,000                 14.1%
                                            -------------------          -------------------   ----------------
                                             $ 3,989,400                  $ 3,704,400                  7.7%
                                            ===================          ===================   ================

INTEREST-EARNING ASSETS
 Investments and securities                  $ 1,091,760                  $   895,731                 21.9%
 Loans and loans held-for-sale                   579,651                      573,283                  1.1%
                                            -------------------          -------------------   ----------------
                                             $ 1,671,411                  $ 1,469,014                 13.8%
                                            ===================          ===================   ================
INTEREST-BEARING LIABILITIES
 Deposits                                    $   662,974                  $   659,226                  0.6%
 Repurchase agreements                           754,760                      581,520                 29.8%
 Borrowings                                      180,875                      168,100                  7.6%
                                            -------------------          -------------------   ----------------
                                             $ 1,598,609                  $ 1,408,846                 13.5%
                                            ===================          ===================   ================

STOCKHOLDERS' EQUITY
 Preferred equity                            $    33,500                  $         -                100.0%
 Common equity                                    96,741                      104,976                 -7.8%
                                            -------------------          -------------------   ----------------
                                             $   130,241                  $   104,976                 24.1%
                                            ===================          ===================   ================

COMMON SHARES
 Outstanding common shares                        13,797                       13,625                  1.3%
 Shares held by treasury                            (997)                        (555)                79.6%
                                            -------------------          -------------------   ----------------
                                                  12,800                       13,070                 -2.1%
                                            ===================          ===================   ================

CAPITAL RATIOS
 Leverage capital                                   8.59%                       7.04%                 22.0%
                                            -------------------          -------------------   ----------------
 Total risk-based capital                          26.30%                      19.94%                 31.9%
                                            -------------------          -------------------   ----------------
 Tier 1 risk-based capital                         25.05%                      18.69%                 34.0%
                                            -------------------          -------------------   ----------------

SELECTED FINANCIAL RATIOS (IN PERCENT) AND
OTHER INFORMATION:
----------------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                      1.80%                       1.78%                  1.1%
                                            -------------------          -------------------   ----------------
Return on average common equity (ROE)              30.61%                      22.77%                 34.4%
                                            -------------------          -------------------   ----------------
Efficiency ratio                                   47.23%                      48.40%                 -2.4%
                                            -------------------          -------------------   ----------------
Expense ratio                                       0.54%                       0.67%                -19.4%
                                            -------------------          -------------------   ----------------
Interest rate spread                                2.59%                       2.99%                -13.4%
                                            -------------------          -------------------   ----------------
Number of banking offices                             19                          18                   5.6%
                                            -------------------          -------------------   ----------------

SELECTED FINANCIAL DATA
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)


TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

                                                                                                 INTEREST              AVERAGE RATE
                                                                        --------------------------------------------  -------------
                                                                             2000            1999        VARIANCE %       2000
                                                                        -------------   ------------   -------------   ------------
               A -- TAX EQUIVALENT SPREAD

Interest-earning assets                                                 $   93,260      $   80,032          16.5%        7.75%
Tax equivalent adjustment                                                   16,822          10,460          60.8%        1.40%
                                                                        -------------   ------------   -------------   ------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                 110,082          90,492          21.6%        9.15%
Interest-bearing liabilities                                                58,788          48,305          21.7%        5.16%
                                                                        -------------   ------------   -------------   ------------
NET INTEREST INCOME / SPREAD                                            $   51,294      $   42,187          21.6%        3.99%
                                                                        -------------   ------------   -------------   ------------
                    B - NORMAL SPREAD

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                  $   49,684      $   35,619          39.5%        6.61%
 Trading securities                                                          1,585           1,759          -9.9%        8.24%
 Money market investments                                                      173             360         -51.9%        5.68%
                                                                        -------------   ------------   -------------   ------------
                                                                            51,442          37,738          36.3%        6.65%
                                                                        -------------   ------------   -------------   ------------

LOANS:
 Real estate (1)                                                            18,534          17,935           3.3%        7.59%
 Consumer                                                                   13,491          12,613           7.0%       14.14%
 Financing leases                                                            8,182          10,693         -23.5%       11.03%
 Commercial and auto loans                                                   1,611           1,053          53.0%       10.55%
                                                                        -------------   ------------   -------------   ------------
                                                                            41,818          42,294          -1.1%        9.74%
                                                                        -------------   ------------   -------------   ------------
                                                                            93,260          80,032          16.5%        7.75%
                                                                        -------------   ------------   -------------   ------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                          2,213           2,166           2.2%        2.06%
 Time and IRA accounts                                                      20,450          19,466           5.1%        5.38%
                                                                        -------------   ------------   -------------   ------------
                                                                            22,663          21,632           4.8%        4.65%
                                                                        -------------   ------------   -------------   ------------
BORROWINGS:
 Repurchase agreements                                                      29,032          19,036          52.5%        5.55%
 FHLB funds                                                                  3,091           2,698          14.6%        5.74%
 Term notes and other sources of funds                                       3,943           4,115          -4.2%        5.21%
 Interest rate risk management                                                  59             824         -92.8%        0.01%
                                                                        -------------   ------------   -------------   ------------
                                                                            36,125          26,673          35.4%        5.54%
                                                                        -------------   ------------   -------------   ------------
                                                                            58,788          48,305          21.7%        5.16%
                                                                        -------------   ------------   -------------   ------------
NET INTEREST INCOME / SPREAD                                            $   34,472      $   31,727           8.7%        2.59%
                                                                        =============   ============   =============   ============

INTEREST RATE MARGIN                                                                                                     2.88%
                                                                                                                       ============

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


                                                                          AVERAGE RATE                 AVERAGE BALANCE
                                                                  -----------------------------  ----------------------------------
                                                                     1999         VARIANCE BP       2000         1999    VARIANCE %
                                                                  -------------  --------------  ------------  --------- ----------
         A - TAX EQUIVALENT SPREAD

Interest-earning assets                                              8.07%          -0.32%        $1,602,225  $1,321,321    21.3%
Tax equivalent adjustment                                            1.06%           0.34%                -        -         0.0%
                                                                  -------------  --------------  ------------  --------- ----------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                           9.13%           0.02%         1,602,225   1,321,321    21.3%
Interest-bearing liabilities                                         5.08%           0.08%         1,512,460   1,265,732    19.5%
                                                                  -------------  --------------  ------------  --------- ----------
NET INTEREST INCOME / SPREAD                                         4.05%          -0.06%        $   89,765  $   55,589    61.5%
                                                                  -------------  --------------  ------------  --------- ----------

                    B - NORMAL SPREAD

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                               6.44%           0.17%        $1,001,694  $  737,328    35.9%
 Trading securities                                                  8.89%          -0.65%            25,655      26,369    -2.7%
 Money market investments                                            4.58%           1.10%             4,050      10,496   -61.4%
                                                                  -------------  --------------  ------------  --------- ----------
                                                                     6.50%           0.15%         1,031,399     774,193    33.2%
                                                                  -------------  --------------  ------------  --------- ----------

LOANS:
 Real estate (1)                                                     8.20%          -0.61%           325,498     291,534    11.7%
 Consumer                                                           13.67%           0.47%           126,602     122,944     3.0%
 Financing leases                                                   11.98%          -0.95%            98,438     118,945   -17.2%
 Commercial and auto loans                                          10.24%           0.31%            20,288      13,705    48.0%
                                                                  -------------  --------------  ------------  --------- ----------
                                                                    10.30%          -0.56%           570,826     547,128     4.3%
                                                                  -------------  --------------  ------------  --------- ----------

                                                                     8.07%          -0.32%         1,602,225   1,321,321    21.3%
                                                                  -------------  --------------  ------------  --------- ----------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                  2.27%          -0.21%           142,414     127,132    12.0%
 Time and IRA accounts                                               5.42%          -0.04%           504,156     477,465     5.6%
                                                                  -------------  --------------  ------------  --------- ----------
                                                                     4.76%          -0.11%           646,570     604,597     6.9%
                                                                  -------------  --------------  ------------  --------- ----------
BORROWINGS:
 Repurchase agreements                                               5.19%           0.36%           694,093     488,625    42.1%
 FHLB funds                                                          5.73%           0.01%            71,426      62,756    13.8%
 Term notes and other sources of funds                               4.99%           0.22%           100,371     109,754    -8.5%
 Interest rate risk management                                       0.18%          -0.17%                 -           -     0.0%
                                                                  -------------  --------------  ------------  --------- ----------
                                                                     5.38%           0.16%           865,890     661,135    31.0%
                                                                  -------------  --------------  ------------  --------- ----------

                                                                     5.08%           0.08%         1,512,460   1,265,732    19.5%
                                                                  -------------  --------------  ------------  --------- ----------

NET INTEREST INCOME / SPREAD                                         2.99%          -0.40%
                                                                  =============  ==============

INTEREST RATE MARGIN                                                 3.20%          -0.32%
                                                                  =============  ==============

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING
LIABILITIES                                                                                       $   89,765   $  55,589    61.5%

                                                                                                  ===========  ========= ===========

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                       105.94%    104.39%
                                                                                                  ===========  =========


===============================================                                    =================================================
         CHANGES IN NET INTEREST INCOME DUE TO:                                        VOLUME              RATE               TOTAL
-----------------------------------------------                                    -------------------------------------------------
INTEREST INCOME:
 Loans (1)                                                                            $ 1,127          $ (1,603)            $  (476)
 Investments                                                                           12,500             1,204              13,704
                                                                                   ----------------  -----------------  ------------
                                                                                       13,627              (399)             13,228
                                                                                   ----------------  -----------------  ------------

INTEREST EXPENSE:
 Deposits                                                                               1,226              (195)              1,031
 Borrowings                                                                             8,055             1,397               9,452
                                                                                   ----------------  -----------------  -----------
                                                                                        9,281             1,202              10,483
                                                                                   ----------------  -----------------  ------------

NET INTEREST INCOME                                                                   $ 4,346          $ (1,601)            $ 2,745
                                                                                   ================  =================  ===========

(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)


TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:


                                                                                            INTEREST
                                                                   --------------------------------------------------------
                                                                          2000                1999            VARIANCE %
                                                                   -----------------   ----------------   -----------------
               A -- TAX EQUIVALENT SPREAD

Interest-earning assets                                                 $   31,812       $   27,826          14.3%
Tax equivalent adjustment                                                    5,999            4,136          45.0%
                                                                   -----------------   -----------------   ----------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                  37,811           31,962          18.3%
Interest-bearing liabilities                                                21,235           16,317          30.1%
                                                                   -----------------   ----------------   -----------------
NET INTEREST INCOME / SPREAD                                            $   16,576       $   15,645           6.0%
                                                                   =================   ================   =================

                    B - NORMAL SPREAD

INTEREST-EARNING ASSETS:

INVESTMENTS:
 Investment securities                                                  $   17,648       $   12,946          36.3%
 Trading securities                                                            649              604           7.5%
 Money market investments                                                       51              111         -54.1%
                                                                   -----------------   ----------------   -----------------
                                                                            18,348           13,661          34.3%
                                                                   -----------------   ----------------   -----------------

LOANS:
 Real estate (1)                                                             6,277            6,136           2.3%
 Consumer                                                                    4,243            4,322          -1.8%
 Financing leases                                                            2,599            3,441         -24.5%
 Commercial and auto loans                                                     345              266          29.7%
                                                                   -----------------   ----------------   -----------------
                                                                            13,464           14,165          -4.9%
                                                                   -----------------   ----------------   -----------------
                                                                            31,812           27,826          14.3%
                                                                   -----------------   ----------------   -----------------

INTEREST-BEARING LIABILITIES:

DEPOSITS:
 Savings and demand                                                            712              721          -1.2%
 Time and IRA accounts                                                       7,125            6,370          11.9%
                                                                   -----------------   ----------------   -----------------
                                                                             7,837            7,091          10.5%
                                                                   -----------------   ----------------   -----------------

BORROWINGS:
 Repurchase agreements                                                      11,092            6,793          63.3%
 FHLB funds                                                                  1,256              825          52.2%
 Term notes and other sources of funds                                       1,239            1,248          -0.7%
 Interest rate risk management                                                (189)             360        -152.5%
                                                                   -----------------   ----------------   -----------------
                                                                            13,398            9,226          45.2%
                                                                   -----------------   ----------------   -----------------

                                                                            21,235           16,317          30.1%
                                                                   -----------------   ----------------   -----------------

NET INTEREST INCOME / SPREAD                                            $   10,577       $   11,509          -8.1%
                                                                   =================   ================   =================
INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


                                                                                       AVERAGE RATE
                                                                   --------------------------------------------------------
                                                                         2000              1999           VARIANCE BP
                                                                   -----------------   ----------------   -----------------

               A -- TAX EQUIVALENT SPREAD

Interest-earning assets                                                      7.64%            7.98%         -0.34%
Tax equivalent adjustment                                                    1.44%            1.18%          0.26%
                                                                   -----------------   ----------------   -----------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                   9.08%            9.16%         -0.08%
Interest-bearing liabilities                                                 5.40%            4.91%          0.49%
                                                                   -----------------   ----------------   -----------------
NET INTEREST INCOME / SPREAD                                                 3.68%            4.25%         -0.57%
                                                                   =================   ================   =================

                    B - NORMAL SPREAD

INTEREST-EARNING ASSETS:

INVESTMENTS:
 Investment securities                                                       6.69%           6.37%           0.32%
 Trading securities                                                          8.05%           9.61%          -1.56%
 Money market investments                                                    7.16%           4.98%           2.18%
                                                                   -----------------   ----------------   -----------------
                                                                             6.73%           6.45%           0.28%
                                                                   -----------------   ----------------   -----------------

LOANS:
 Real estate (1)                                                             7.51%           8.09%          -0.58%
 Consumer                                                                   13.21%          13.87%          -0.66%
 Financing leases                                                           11.20%          12.44%          -1.24%
 Commercial and auto loans                                                   6.60%           9.54%          -2.94%
                                                                   -----------------   ----------------   -----------------
                                                                             9.34%          10.32%          -0.98%
                                                                   -----------------   ----------------   -----------------
                                                                             7.64%           7.98%          -0.34%
                                                                   -----------------   ----------------   -----------------

INTEREST-BEARING LIABILITIES:

DEPOSITS:
 Savings and demand                                                          2.10%           2.08%           0.02%
 Time and IRA accounts                                                       5.57%           5.33%           0.24%
                                                                   -----------------   ----------------   -----------------
                                                                             4.84%           4.60%           0.24%
                                                                   -----------------   ----------------   -----------------

BORROWINGS:
 Repurchase agreements                                                       5.90%           4.95%           0.95%
 FHLB funds                                                                  6.01%           5.65%           0.36%
 Term notes and other sources of funds                                       5.49%           4.75%           0.74%
 Interest rate risk management                                              -0.08%           0.20%          -0.28%
                                                                   -----------------   ----------------   -----------------
                                                                             5.79%           5.18%           0.61%
                                                                   -----------------   ----------------   -----------------

                                                                             5.40%           4.91%           0.49%
                                                                   -----------------   ----------------   -----------------


NET INTEREST INCOME / SPREAD                                                 2.24%           3.07%          -0.83%
                                                                   =================   ================   ==================

INTEREST RATE MARGIN                                                         2.53%           3.26%          -0.73%
                                                                   =================   ================   ==================

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO



                                                                                       AVERAGE BALANCE
                                                                   -------------------------------------------------------
                                                                         2000                1999            VARIANCE %
                                                                   -----------------   ----------------   ----------------



               A -- TAX EQUIVALENT SPREAD

Interest-earning assets                                                $1,667,380      $1,402,656            18.9%
Tax equivalent adjustment                                                        -              -             0.0%
                                                                   -----------------   ----------------   -----------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                              1,667,380       1,402,656            18.9%
Interest-bearing liabilities                                            1,577,303       1,347,275            17.1%
                                                                   -----------------   ----------------   -----------------
NET INTEREST INCOME / SPREAD                                           $   90,077      $   55,381            62.6%
                                                                   =================   ================   =================
                    B - NORMAL SPREAD

INTEREST-EARNING ASSETS:

INVESTMENTS:
 Investment securities                                                 $1,055,004      $  815,466            29.4%
 Trading securities                                                        32,242          25,151            28.2%
 Money market investments                                                   2,874           8,890           -67.7%
                                                                   -----------------   ----------------   -----------------
                                                                        1,090,120         849,507            28.3%
                                                                   -----------------   ----------------   -----------------

LOANS:
 Real estate (1)                                                          334,374         303,330            10.2%
 Consumer                                                                 128,861         126,328             2.0%
 Financing leases                                                          93,088         112,194           -17.0%
 Commercial and auto loans                                                 20,937          11,297            85.3%
                                                                   -----------------   ----------------   -----------------
                                                                          577,260         553,149             4.4%
                                                                   -----------------   ----------------   -----------------
                                                                        1,667,380       1,402,656            18.9%
                                                                   -----------------   ----------------   -----------------

INTEREST-BEARING LIABILITIES:

DEPOSITS:
 Savings and demand                                                       135,768         140,641            -3.5%
 Time and IRA accounts                                                    513,150         484,564             5.9%
                                                                    -----------------   ----------------   -----------------
                                                                          648,918         625,205             3.8%
                                                                    -----------------   ----------------   -----------------

BORROWINGS:
 Repurchase agreements                                                    753,954         556,367            35.5%
 FHLB funds                                                                83,845          59,203            41.6%
 Term notes and other sources of funds                                     90,586         106,500           -14.9%
 Interest rate risk management                                                 -              -               0.0%
                                                                   -----------------   ----------------   -----------------
                                                                          928,385         722,070            28.6%
                                                                   -----------------   ----------------   -----------------

                                                                        1,577,303       1,347,275            17.1%
                                                                   -----------------   ----------------   -----------------


NET INTEREST INCOME / SPREAD

INTEREST RATE MARGIN


EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES    $   90,077      $   55,381            62.6%
                                                                   ==================   ================   =================

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO           105.71%         104.11%
                                                                   ==================   ================



===============================================                    ===============================================
         CHANGES IN NET INTEREST INCOME DUE TO:                        VOLUME            RATE                TOTAL
-----------------------------------------------                    -----------------------------------------------
INTEREST INCOME:
 Loans (1)                                                          $    352          $ (1,053)             $ (701)
 Investments                                                           3,910               777               4,687
                                                                   ---------------   --------------   -------------
                                                                       4,262              (276)              3,986
                                                                   ---------------   --------------   -------------

INTEREST EXPENSE:
 Deposits                                                                402               344                 746
 Borrowings                                                            2,652             1,520               4,172
                                                                   ---------------   --------------   -------------
                                                                       3,054             1,864               4,918
                                                                   ---------------   --------------   -------------

NET INTEREST INCOME                                                 $  1,208          $ (2,140)             $ (932)
                                                                   ===============   ==============   =============

(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)


                                                                           -------------------------------------------------
                                                                                            THIRD QUARTER
                                                                                               MARCH 31,
                                                                           -------------------------------------------------
                                                                               2000               1999            VARIANCE %
                                                                           -------------------------------------------------
      TABLE 2 - REVENUES SUMMARY
----------------------------------------------------------------------------------------------------------------------------

      Net credit income                                                    $     9,077       $     8,309               9.2%
      Recurrent non-interest income                                              6,394             5,875               8.8%
      Non- recurrent non-interest income                                           348             1,949             -82.1%
                                                                           -----------       -----------         -----------
                                                                           $    15,819       $    16,133              -1.9%
                                                                           ===========       ===========         ===========
      REVENUES COMPOSITION:
       Net credit income                                                        57.40%            51.50%
       Recurrent non-interest income                                            40.40%            36.40%
       Non-recurrent non-interest income                                         2.20%            12.10%
                                                                           -----------       -----------
                                                                               100.00%           100.00%
                                                                           ===========       ===========
      TABLE 3 - NON-INTEREST INCOME SUMMARY
----------------------------------------------------------------------------------------------------------------------------

      Trust, money management and brokerage fees                           $     3,378       $     2,457              37.5%
                                                                           -----------       -----------         -----------

      Mortgage banking activities                                                1,504             2,282             -34.1%
                                                                           -----------       -----------         -----------

      Fees on deposit accounts                                                     654               326             100.6%
      Bank service charges and commissions                                         673               524              28.4%
      Leasing revenues                                                             179               282             -36.5%
      Other operating revenues                                                       6                 4              50.0%
                                                                           -----------       -----------         -----------
       BANK SERVICE REVENUES AND OTHER OPERATING INCOME                          1,512             1,136              33.1%
                                                                           -----------       -----------         -----------

           RECURRENT NON-INTEREST INCOME                                         6,394             5,875               8.8%
       Securities and trading net activity                                         348             1,949             -82.1%
                                                                           -----------       -----------         -----------
           TOTAL NON-INTEREST INCOME                                       $     6,742       $     7,824             -13.8%
                                                                           ===========       ===========         ===========

      RECURRENT NON-INTEREST INCOME / NON-INTEREST EXPENSES RATIO               73.58%            69.61%
                                                                           -----------       -----------

      TABLE 4 - NON-INTEREST EXPENSES SUMMARY
----------------------------------------------------------------------------------------------------------------------------

      Fixed compensation                                                   $     2,604       $     2,247              15.9%
      Variable compensation                                                      1,115             1,529             -27.1%
                                                                           -----------       -----------         -----------
       TOTAL COMPENSATION AND BENEFITS                                           3,719             3,776              -1.5%
                                                                           -----------       -----------         -----------

      Occupancy and equipment                                                    1,602             1,424              12.5%
      Advertising and business promotion                                           823               846              -2.7%
      Professional and service fees                                                695               581              19.6%
      Communications                                                               431               349              23.5%
      Municipal and other general taxes                                            477               427              11.7%
      Insurance, including deposits insurance                                      100               120             -16.7%
      Printing, postage, stationery and supplies                                   237               204              16.2%
      Other operating expenses                                                     606               713             -15.0%
                                                                           -----------       -----------         -----------
        OTHER NON-INTEREST EXPENSES                                              4,971             4,664               6.6%
                                                                           -----------       -----------         -----------

       RECURRENT NON-INTEREST EXPENSES                                           8,690             8,440               3.0%
      Other non-recurrent expenses                                                  15                 -             100.0%
                                                                           -----------       -----------         -----------
         TOTAL NON-INTEREST EXPENSES                                       $     8,705       $     8,440               3.1%
                                                                           ===========       ===========         ===========

      RELEVANT RATIOS AND DATA:
       Efficiency ratio                                                         51.20%            48.02%
                                                                           -----------       -----------
       Expense ratio                                                             0.55%             0.73%
                                                                           -----------       -----------
       Compensation to recurrent non-interest expenses                           74.8%             81.0%
                                                                           -----------       -----------
       Variable compensation to total compensation                               30.0%             40.5%
                                                                           -----------       -----------
       Compensation to total average assets                                      0.86%             1.00%
                                                                           -----------       -----------
       Average compensation per employee                                   $      42.1       $      42.0
                                                                           -----------       -----------
       Average number of full-time employees                                       354               360
                                                                           -----------       -----------
       Bank assets per employee

      Bank
      Trust
      Brokerage
       TOTAL WORK FORCE
----------------------------------------------------------------------------------------------------------------------------




                                                                           -------------------------------------------------------
                                                                                                NINE-MONTH PERIOD
                                                                                                      MARCH 31,
                                                                           --------------------------------------------------------
                                                                                  2000                   1999            VARIANCE %
                                                                           --------------------------------------------------------
      TABLE 2 - REVENUES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

      Net credit income                                                        $    29,722            $    18,777            58.3%
      Recurrent non-interest income                                                 18,530                 17,091             8.4%
      Non- recurrent non-interest income                                             1,072                 10,465           -89.8%
                                                                               -----------            -----------       ----------
                                                                               $    49,324            $    46,333             6.5%
                                                                               ===========            ===========       ==========
      REVENUES COMPOSITION:
       Net credit income                                                            60.30%                 40.50%
       Recurrent non-interest income                                                37.60%                 36.90%
       Non-recurrent non-interest income                                             2.10%                 22.60%
                                                                               -----------            -----------
                                                                                   100.00%                100.00%
                                                                               ===========            ===========
      TABLE 3 - NON-INTEREST INCOME SUMMARY
----------------------------------------------------------------------------------------------------------------------------------

      Trust, money management and brokerage fees                               $     8,785            $     7,089            23.9%
                                                                               -----------            -----------       ----------

      Mortgage banking activities                                                    5,238                  6,754           -22.4%
                                                                               -----------            -----------       ----------

      Fees on deposit accounts                                                       1,577                    985            60.1%
      Bank service charges and commissions                                           1,924                  1,418            35.7%
      Leasing revenues                                                                 814                    762             6.8%
      Other operating revenues                                                         192                     83           131.3%
                                                                               -----------            -----------       ----------
       BANK SERVICE REVENUES AND OTHER OPERATING INCOME                              4,507                  3,248            38.8%
                                                                               -----------            -----------       ----------

           RECURRENT NON-INTEREST INCOME                                            18,530                 17,091             8.4%
       Securities and trading net activity                                           1,072                 10,465           -89.8%
                                                                               -----------            -----------       ----------
           TOTAL NON-INTEREST INCOME                                           $    19,602            $    27,556           -28.9%
                                                                               ===========            ===========       ==========

      RECURRENT NON-INTEREST INCOME / NON-INTEREST EXPENSES RATIO                   74.03%                 71.99%
                                                                               -----------            -----------

      TABLE 4 - NON-INTEREST EXPENSES SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

      Fixed compensation                                                       $     7,622            $     6,595            15.6%
      Variable compensation                                                          3,476                  4,454           -22.0%
                                                                               -----------            -----------       ----------
       TOTAL COMPENSATION AND BENEFITS                                              11,098                 11,049             0.4%
                                                                               -----------            -----------       ----------

      Occupancy and equipment                                                        4,714                  3,890            21.2%
      Advertising and business promotion                                             2,051                  2,108            -2.7%
      Professional and service fees                                                  1,782                  1,576            13.1%
      Communications                                                                 1,156                  1,123             2.9%
      Municipal and other general taxes                                              1,432                  1,284            11.5%
      Insurance, including deposits insurance                                          372                    313            18.8%
      Printing, postage, stationery and supplies                                       652                    563            15.8%
      Other operating expenses                                                       1,773                  1,836            -3.4%
                                                                               -----------            -----------       ----------
        OTHER NON-INTEREST EXPENSES                                                 13,932                 12,693             9.8%
                                                                               -----------            -----------       ----------

       RECURRENT NON-INTEREST EXPENSES                                              25,030                 23,742             5.4%
      Other non-recurrent expenses                                                      16                    337           -95.3%
                                                                               -----------            -----------       ----------
         TOTAL NON-INTEREST EXPENSES                                           $    25,046            $    24,079             4.0%
                                                                               ===========            ===========       ==========

      RELEVANT RATIOS AND DATA:
       Efficiency ratio                                                             47.22%                 48.40%
                                                                               -----------            -----------
       Expense ratio                                                                 0.54%                  0.67%
                                                                               -----------            -----------
       Compensation to recurrent non-interest expenses                               79.7%                  87.0%
                                                                               -----------            -----------
       Variable compensation to total compensation                                   31.3%                  40.3%
                                                                               -----------            -----------
       Compensation to total average assets                                          0.89%                  1.03%
                                                                               -----------            -----------
       Average compensation per employee                                       $      41.2            $      40.6
                                                                               -----------            -----------
       Average number of full-time employees                                           359                    363
                                                                               -----------            -----------
       Bank assets per employee                                                $     5,597            $     4,723
                                                                               -----------            -----------

      Bank                                                                             313                    325
      Trust                                                                             27                     28
      Brokerage                                                                         11                     11
                                                                               -----------            -----------
       TOTAL WORK FORCE                                                                351                    364
                                                                               ===========            ===========

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2000 AND 1999 AND JUNE 30, 1999
(Dollars in thousands)

                                                        -----------------  ---------------------  -----------------  ---------------
                                                           MARCH 31,              MARCH 31,            VARIANCE           JUNE 30,
                                                             2000                   1999                   %                1999
                                                        -----------------  ---------------------  -----------------  ---------------

TABLE 5 -  BANK ASSETS SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS:
 Mortgage-backed securities and CMO's                   $   831,330            $    692,023               20.1%        $   696,252
 U.S. and P.R. Government securities                        238,343                 186,473               27.8%            209,232
 FHLB stock and other investments                            22,087                  17,235               28.2%             41,045
                                                       -------------          --------------         -----------       ------------
                                                          1,091,760                 895,731               21.9%            946,529
                                                       -------------          --------------         -----------       ------------
LOANS:
 Real estate                                                348,220                 335,172                3.9%            340,254
 Consumer                                                   127,603                 117,663                8.4%            122,212
 Financing leases                                            89,756                 117,583              -23.7%            110,297
 Commercial and auto                                         20,917                  12,473               67.7%             10,555
                                                       -------------          --------------         -----------       ------------
                                                            586,496                 582,891                0.6%            583,318
 Allowance for loan losses                                   (6,845)                 (9,608)             -28.8%             (9,002)
                                                       -------------          --------------         -----------       ------------
                                                            579,651                 573,283                1.1%            574,316
                                                       -------------          --------------         -----------       ------------

 TOTAL INTEREST-EARNING ASSETS                            1,671,411               1,469,014               13.8%          1,520,845
Non-interest earning assets                                  80,417                  65,998               21.8%             66,502
                                                       -------------          --------------         -----------       ------------
 TOTAL ASSETS                                           $ 1,751,828            $  1,535,012               14.1%        $ 1,587,347
                                                       =============          ==============         ===========       ============

INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMO's                         76.1%                   77.3%                                  73.6%
 U.S. and P.R. Government securities                          21.8%                   20.8%                                  22.1%
 FHLB stock and other investments                              2.1%                    1.9%                                   4.3%
                                                       -------------          --------------                           ------------
                                                             100.0%                  100.0%                                 100.0%
                                                       =============          ==============                           ============
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                  59.4%                   57.5%                                  58.3%
 Consumer                                                     21.8%                   20.2%                                  21.0%
 Financing leases                                             15.3%                   20.2%                                  18.9%
 Commercial and auto                                           3.5%                    2.1%                                   1.8%
                                                       -------------          --------------                           ------------
                                                             100.0%                  100.0%                                 100.0%
                                                       =============          ==============                           ============

TABLE 6 -  LIABILITIES SUMMARY AND COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand deposits                            $   135,283            $    146,931               -7.9%        $   142,679
 Time deposits and IRA accounts                             513,082                 486,974                5.4%            508,648
                                                       -------------          --------------         -----------       ------------
                                                            648,365                 633,905                2.3%            651,327
 Accrued Interest                                             4,689                   5,105               -8.1%              5,661
                                                       -------------          --------------         -----------       ------------
                                                            653,054                 639,010                2.2%            656,988
                                                       -------------          --------------         -----------       ------------
BORROWINGS:
 Repurchase agreements                                      754,760                 581,520               29.8%            596,226
 FHLB funds                                                  94,375                  61,600               53.2%             68,400
 Term notes and other sources of funds                       86,500                 106,500              -18.8%            106,500
                                                       -------------          --------------         -----------       ------------
                                                            935,635                 749,620               24.8%            771,126
                                                       -------------          --------------         -----------       ------------

 TOTAL INTEREST-BEARING LIABILITIES                       1,588,689               1,388,630               14.4%          1,428,114
Non interest-bearing liabilities                             32,898                  41,406              -20.5%             35,201
                                                       -------------          --------------         -----------       ------------
 TOTAL LIABILITIES                                      $ 1,621,587            $  1,430,036               13.4%        $ 1,463,315
                                                       =============          ==============         ===========       ============

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                  20.7%                   23.0%                                  21.7%
 Time deposits and IRA accounts                               78.6%                   76.2%                                  77.4%
 Accrued Interest and manager checks                           0.7%                    0.8%                                   0.9%
                                                       -------------          --------------                           ------------
                                                             100.0%                  100.0%                                 100.0%
                                                       =============          ==============                           ============
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                                        80.7%                   77.6%                                  77.3%
 FHLB funds                                                   10.1%                    8.2%                                   8.9%
 Term notes and other sources of funds                         9.2%                   14.2%                                  13.8%
                                                       -------------          --------------                           ------------
                                                             100.0%                  100.0%                                 100.0%
                                                       =============          ==============                           ============

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2000 AND 1999 AND JUNE 30, 1999
(Dollars in thousands)

                                                        ------------------   ------------------  --------------  --------------
                                                              MARCH 31,            MARCH 31,        VARIANCE        JUNE 30,
                                                                2000                 1999              %             1999
                                                        ------------------   ------------------  --------------  --------------

TABLE 7 - CAPITAL, DIVIDENDS AND STOCK DATA
-------------------------------------------------------------------------------------------------------------------------------

CAPITAL DATA:
 Stockholders' equity                                       $    130,241        $    104,976          24.1%     $    124,032
                                                           --------------      -------------        --------   --------------
 Leverage Capital ( minimum required - 4.00%)                      8.59%               7.04%          22.0%            8.78%
                                                           --------------      -------------        --------   --------------
 Total Risk-Based Capital (minimum required - 8.00%)              26.30%              19.94%          31.9%           25.28%
                                                           --------------      -------------        --------   --------------
 Tier 1 Risk-Based capital (minimum required - 4.00%)             25.05%              18.69%          34.0%           24.02%
                                                           --------------      -------------        --------   --------------

STOCK DATA:
 Outstanding common shares, net of treasury                       12,800              13,070          -2.1%           12,835
                                                           --------------      -------------        --------   --------------
 Book value                                                 $       7.55        $       7.70          -1.9%     $       7.05
                                                           --------------      -------------        --------   --------------
 Market Price at end of period                              $      19.00        $      27.94         -32.0%     $      24.13
                                                           --------------      -------------        --------   --------------
 Market capitalization                                      $    243,204        $    380,683         -36.1%     $    309,644
                                                           --------------      -------------        --------   --------------

DIVIDEND DATA:
 Dividends declared                                         $      5,753        $      5,443           5.7%     $      7,369
                                                           --------------      -------------        --------   --------------
 Dividends declared per share                               $      0.450        $      0.413           9.0%     $      0.563
                                                           --------------      -------------        --------   --------------
 Payout ratio                                                     27.64%              28.57%          -3.3%           28.02%
                                                           --------------      -------------        --------   --------------
 Dividend yield                                                    2.78%               1.86%          49.5%            1.94%
                                                           --------------      -------------        --------   --------------

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                           -----------------------------------  ------------
                                                                            PRICE                DIVIDEND
                                                           -----------------------------------
                                                                HIGH                 LOW         PER SHARE
                                                           -----------------  ----------------  ------------

FISCAL 2000:
March 31, 2000                                              $      26.00        $      17.75    $     0.150
                                                           -----------------  ----------------  ------------
December 31, 1999                                           $      23.87        $      19.69    $     0.150
                                                           -----------------  ----------------  ------------
September 30, 1999                                          $      28.00        $      21.50    $     0.150
                                                           -----------------  ----------------  ------------

FISCAL 1999:
June 30, 1999                                               $      29.87        $      24.13    $     0.150
                                                           -----------------  ----------------  ------------
March 31, 1999                                              $      29.63        $      27.50    $     0.150
                                                           -----------------  ----------------  ------------
December 31, 1998                                           $      32.00        $      28.00    $     0.150
                                                           -----------------  ----------------  ------------
September 30, 1998                                          $      32.26        $      28.84    $     0.113
                                                           -----------------  ----------------  ------------

FISCAL 1998:
June 30, 1998                                               $      34.60        $      27.66    $     0.113
                                                           -----------------  ----------------  ------------
March 31, 1998                                              $      29.35        $      24.85    $     0.113
                                                           -----------------  ----------------  ------------
December 31, 1997                                           $      23.63        $      18.38    $     0.094
                                                           -----------------  ----------------  ------------
September 30, 1997                                          $      22.28        $      16.95    $     0.094
                                                           -----------------  ----------------  ------------


TABLE 8 - FINANCIAL ASSETS SUMMARY
-----------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
 Trust assets managed                                       $  1,387,300        $  1,337,700           3.7%       $1,394,800
 Assets gathered by broker-dealer                                850,300             831,700           2.2%          864,700
                                                           --------------      -------------        --------   --------------
    MANAGED ASSETS                                             2,237,600           2,169,400           3.1%        2,259,500
 Group assets                                                  1,751,800           1,535,000          14.1%        1,587,300
                                                           --------------      -------------        --------   --------------
                                                            $  3,989,400        $  3,704,400           7.7%       $3,846,800
                                                           ==============      =============        ========   ==============

SELECTED FINANCIAL DATA
THIRD QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(Dollars in thousands)

                                    ----------------------------------------------  -----------------------------------------------
                                                     THIRD QUARTER                                   NINE-MONTH PERIOD
                                                       MARCH 31,                                        MARCH 31,
                                    ----------------------------------------------  -----------------------------------------------
                                           2000            1999         VARIANCE %         2000             1999          VARIANCE %
                                    ----------------------------------------------  -----------------------------------------------

TABLE 9 - ALLOWANCE FOR LOAN LOSSES SUMMARY AND LOAN LOSSES STATISTICS
-----------------------------------------------------------------------------------------------------------------------------------

BEGINNING BALANCE                       $  7,659         $  9,693                        $  9,002         $  5,658
 Provision for loan losses                 1,500            3,200         -53.1%            4,750           12,950          -63.3%
 Net charge-off's                         (2,314)          (3,285)        -29.6%           (6,907)          (9,000)         -23.3%
                                       -----------      -----------     ---------       ----------       ----------       ---------
 ENDING BALANCE                         $  6,845         $  9,608         -28.8%         $  6,845         $  9,608          -28.8%
                                       ===========      ===========     =========       ==========       ==========       =========

CHARGE-OFF'S:
 Real estate                            $     (4)        $     --        -100.0%         $    (28)        $     (2)        1300.0%
 Consumer                                 (1,796)          (1,446)         24.2%           (5,560)          (4,628)          20.1%
 Leasing                                  (1,045)          (2,266)        -53.9%           (3,448)          (5,577)         -38.2%
 Commercial and others                      (229)            (718)        -68.1%             (396)          (1,002)         -60.5%
                                       -----------      -----------     ---------       ----------       ----------       ---------
                                          (3,074)          (4,430)        -30.6%           (9,432)         (11,209)         -15.9%
                                       -----------      -----------     ---------       ----------       ----------       ---------
RECOVERIES:
 Real estate                                  --               --           0.0%               --               16         -100.0%
 Consumer                                    436              630         -30.8%            1,370            1,120           22.3%
 Leasing                                     353              279          26.5%            1,023              779           31.3%
 Commercial and others                       (29)             236        -112.3%              132              294          -55.1%
                                       -----------      -----------     ---------       ----------       ----------       ---------
                                             760            1,145         -33.6%            2,525            2,209           14.3%
                                       -----------      -----------     ---------       ----------       ----------       ---------
NET CHARGE-OFF'S:
 Real estate                                  (4)              --        -100.0%              (28)              14         -300.0%
 Consumer                                 (1,360)            (816)         66.7%           (4,190)          (3,508)          19.4%
 Leasing                                    (692)          (1,987)        -65.2%           (2,425)          (4,798)         -49.5%
 Commercial and others                      (258)            (482)        -46.5%             (264)            (708)         -62.7%
                                       -----------      -----------     ---------       ----------       ----------       ---------
                                        $ (2,314)        $ (3,285)        -29.6%         $ (6,907)        $ (9,000)         -23.3%
                                       ===========      ===========     =========       ==========       ==========       =========
LOANS:
 Outstanding at March 31,               $586,496         $582,891                        $586,496         $582,891
                                       -----------      -----------                     ----------       ----------
 Average loans                          $577,260         $573,556                        $570,826         $567,535
                                       -----------      -----------                     ----------       ----------

RATIOS:
 Recoveries to net-charge-off's            24.7%            25.8%                           26.8%            19.7%
                                       -----------      -----------                     ----------       ----------
 Net charge-off's to average loans         1.60%            2.29%                           1.61%            2.11%
                                       -----------      -----------                     ----------       ----------
 Allowance coverage ratio                  1.17%            1.65%                           1.17%            1.65%
                                       -----------      -----------                     ----------       ----------


TABLE 10 - NON-PERFORMING ASSETS ( AS OF MARCH 31, ):
-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS:
 Real estate                                                                             $  7,434         $ 11,043          -32.7%
 Consumer                                                                                     945              560           68.8%
 Financing leases                                                                           7,208            7,697           -6.4%
 Commercial                                                                                   984            1,107          -11.1%
                                                                                        ----------       ----------       --------
 NON-PERFORMING LOANS                                                                      16,571           20,407          -18.8%
   Foreclosed real estate                                                                     548              316           73.4%
   Repossessed autos                                                                          308              634          -51.4%
   Repossessed equipment                                                                        2               68          -97.1%
                                                                                        ----------       ----------       --------
                                                                                         $ 17,429         $ 21,425          -18.7%
                                                                                        ==========       ==========       ========
NON-PERFORMING LOANS COMPOSITION:
 Real estate                                                                                44.9%            54.1%
 Consumer                                                                                    5.7%             2.7%
 Financing leases                                                                           43.5%            37.7%
 Commercial                                                                                  5.9%             5.4%
                                                                                        ----------       ---------
                                                                                           100.0%           100.0%
                                                                                        ==========       =========
RELEVANT RATIOS:
 Non-performing loans to  total loans                                                       2.83%            3.50%
                                                                                        ----------       ---------
 Non-performing loans reserve coverage ratio                                               41.31%           47.08%
                                                                                        ----------       ---------
 Non-performing loans reserve coverage ratio (excluding real estate loans)                 74.92%          102.61%
                                                                                        ----------       ---------
 Non-perfoming assets to total assets                                                       0.99%            1.40%
                                                                                        ----------       ---------
 Non-perfoming assets to total capital                                                     13.38%           20.41%
                                                                                        ----------       ---------

EARNINGS ANALYSIS

NET INTEREST INCOME

Net interest income is the Group's main source of earnings. It is affected by the difference between rates of interest earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment.

For the third quarter of fiscal 2000, the Group's net interest income amounted to $10.6 million, down 8.1% from $11.5 million in the same period of fiscal 1999. The reduction in net interest income was directly due to a negative rate variance of $2.1 million as result of a higher average cost of funds (5.40% in 2000 versus 4.91% in 1999) in line with the Fed is interest rates hikes. For the first nine months of fiscal 2000, net interest income rose 8.7% to $34.5 million from $31.7 million in the comparable period a year earlier. A larger volume of interest-earning assets ($1.60 billion in 2000 versus $1.32 billion in 1999) propelled this growth in net interest income.

For the third quarter of fiscal 2000, interest rate spread narrowed 83 basis points to 2.24% from 3.07% the year before. For the first nine months of fiscal 2000, it declined 40 basis points to 2.59% from 2.99% a year earlier. An increase in the average cost of funds combined with a change in the mix of interest-earning assets toward a higher volume of lower risk and tax-free investment securities was responsible for both spread reductions. Tables 1 and 1A analyze the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for third quarter of fiscal 2000 totaled $31.8 million, up 14.3% from $27.8 million posted in the same period of fiscal 1999. The increase in interest income results from a larger average volume of interest-earning assets ($1.667 billion in 2000 versus $1.403 billion in 1999) tempered by a decline in their yield performance (7.64% in 2000 versus 7.98% in 1999). For the first nine months of fiscal 2000, interest income rose 16.5% to $93.3 million from $80.0 million in the comparable period a year earlier. A greater average volume of interest-earning assets ($1.602 billion in 2000 versus $1.321 billion in 1999), partially offset by a decline in their yield performance (7.75% in 2000 versus 8.07% in 1999) triggered this increase. See Tables 1 and 1A for the impact in interest income due to changes in volume and rates.

Average interest-earning assets for the third quarter of fiscal 2000 reached $1.667 billion, an increase of 18.9% compared with $1.402 billion in fiscal 1999. For the first nine months of fiscal 2000, they reached $1.602 billion, 21.3% higher than $1.321 billion a year earlier. Most of the increase in interest-earning assets was reflected on the investment portfolio. For the third quarter of fiscal 2000, the average volume of total investments grew by 28.3% ($1.090 billion in 2000 versus $849.5 million in 1999) when compared to the same period a year earlier. For first nine months of fiscal 2000, they increased 33.2% ($1.032 billion in 2000 versus $774.1 million in 1999) versus the comparative period of fiscal 1999. Both increases were concentrated in mortgage-backed securities as Oriental continued converting residential real estate loans sold in the secondary market into tax-advantaged mortgage-backed securities.

In the third quarter of fiscal 2000, the average yield on interest-earning assets was 7.64%, 34 basis points lower than the 7.98% attained in the same period of fiscal 1999. For the first nine months of fiscal 2000 it was 7.75%, 32 basis points lower than the 8.07% reported a year ago. The yield dilution experienced in both periods of fiscal 2000 was primarily related to the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest. Another factor was also the dilution of the loan portfolio yield, which decreased by 98 basis points (9.34% versus 10.32%) in the third quarter and 56 basis points (9.74% versus 10.30%) during the first nine months. A change in the loan portfolio mix toward low-risk residential mortgage loans was the main reason for this yield decline.

Interest expense for the third quarter of fiscal 2000 rose 30.1% to $21.2 million from $16.3 million reported in the comparable period of fiscal 1999. A larger base of interest-bearing liabilities ($1.577 billion in 2000 versus $1.347 billion in 1999) used to fund the growth of Group's interest-earning assets combined with a higher average cost of funds (5.40% versus 4.91%), due to Fed interest rates hikes, drove the increase. For the first nine months of fiscal 2000, interest expense grew by 21.7% to $58.8 million from $48.3 million posted the year before. A higher volume of interest-bearing liabilities ($1.512 billion in 2000 versus $1.266 billion in 1999) combined with a higher average cost of funds (5.16% versus 5.08%), due to rates hikes, caused this rise. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove both increases in interest-bearing liabilities. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rates.

For the third quarter of fiscal 2000, the average cost of funds on interest-bearing liabilities was 5.40%, compared with 4.91% attained in fiscal 1999, up 49 basis points. For the first nine months of fiscal 2000, it only rose 8 basis points (5.16% versus 5.08%). A higher interest rate scenario as result of the tightening policy by the Federal Reserve triggered the rise. The cost of short-term financing has substantially increased since early fiscal 2000. This had an adverse effect on the Group's cost of funds, primarily during the past two quarters, as the cost of funds of the Group's short-term repricing borrowings, mainly comprised of repurchase agreements, has substantially increased. For the third quarter ended March 31, 2000, the cost of borrowings increased 61 basis points (5.79% versus 5.18%) mainly due to an increase in the cost of repurchase agreements of 95 basis points (5.90% versus 4.95%).

NON-INTEREST INCOME

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

In line with the Group's strategy of revenue expansion, recurrent non-interest revenues continued to be a catalyst of the Group's earnings performance for both periods of fiscal 2000. For the third quarter, they rose 8.8% to $6.4 million from $5.9 million in the preceding year third quarter. For the first nine months they were 8.4% higher, $18.5 million versus $17.1 million in the same period of fiscal 1999. Higher trust, brokerage, money management and bank service fees drove these improvements (see Table 3).

Trust, money management and brokerage fees, the principal component of recurrent non-interest income, continued an excellent growth pattern during the third quarter of fiscal 2000, rising 37.5% to $3.4 million from $2.5 million in the preceding third quarter. For the first nine months, grew 23.9% to $8.8 million from $7.1 million the year before. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered these growths (see "Financial Condition" section).

For the third quarter of fiscal 2000, gains generated by mortgage banking activities amounted to $1.5 million, 34.1% lower than the $2.3 million, earned in same quarter of fiscal 1999. This decrease reflects a lower volume of loans sold during the past quarter. For the first nine months of fiscal 2000, mortgage banking activities totaled $5.2 million versus $6.8 million in the comparable period of fiscal 1999, down 22.4%. Decreased volume of loan production, partially offset by higher spreads attained in certain of the loan products sold in the first half of fiscal 2000, caused this reduction.

Bank services fees and other operating revenues consist primarily of fees generated by deposit accounts, leasing, electronic banking and customer services. These revenues totaled $1.5 million in the third quarter of fiscal 2000, a 33.1% hike versus the $1.1 million reported in the same period of fiscal 1999. For the first nine months of fiscal 2000, they totaled $4.5 million, up 38.8% versus $3.2 million in the comparable period of fiscal 1999. Increases in both periods reflect higher revenues from bank services and deposit accounts, which were driven by a new banking fees structure, expansion of the electronic banking business and a growth in its core deposit base.

For the third quarter of fiscal 2000, non-recurrent securities and trading gains which are subject to market conditions amounted to $348,000 versus $1.9 million reported in the same period a year ago. For the first nine months, they amounted to $1.1 million versus $10.5 million the year before.

NON-INTEREST EXPENSES

As shown in Table 4, non-interest expenses for the third quarter of fiscal 2000 only increased 3.1% to $8.7 million from $8.4 million in the comparable period of fiscal 1999. The efficiency and expense ratios for this quarter were 51.20% (up from 48.02%) and 0.55% (improve from 0.73%), respectively. For the first nine months of fiscal 2000, non-interest expenses totaled $25.0 million, up 4.0% from $24.1 million in the same period of 1999. Notwithstanding this increase, the efficiency and expense ratios for the nine month period improved to 47.22% (down from 48.40% in 1999) and 0.54% (down from 0.67% in 1999), respectively. The marginally increases on non-interest expenses reflects the Group's strict cost control policy.

Employee compensation and benefits is the Group's largest expense category. For the third quarter of fiscal 2000, it decreased 1.5% to $3.7 million (0.86% of total average assets) versus $3.8 million (1.00 % of total average assets) in the same period of fiscal 1999. A decline in variable compensation (which is tied to production) was the main reason for the decrease. For the first nine months of fiscal 2000, compensation amounted $11.1 million (0.89% of total average assets) versus $11.0 million (1.03% of total average assets) in the comparable period of fiscal 1999. Tight control over the Group's level of staff achieved this slight increase (see Table 4), despite an increase in the volume of business and the asset base. Refer to Table 4 for more selected data regarding employee compensation and benefits.

Other non-interest expenses for the third quarter of fiscal 2000 increased 6.6% to $5.0 million as compared to $4.7 million in the same period of fiscal 1999. Increased communication and occupancy and equipment costs (mainly technology) led this rise. These increases reflect the additional investment required to support the growth of the Group's business activity and the enhancements made to the Group's systems to enable the expansion of its electronic delivery capability and improvement of customers' service.

For the first nine months of fiscal 2000, other recurring non-interest expenses increased 7.6% to $25.5 million as compared to $23.7 million in fiscal 1999 comparable period. A greater amount of occupancy and equipment expenses, combined with higher professional and service fees led this rise -- directly related to the Group's expansion and new lines of businesses. The larger amount of professional and service fees reflect the Group's higher expenditures related with consulting and technical support. Also, expenditures to prepare the Group for the year 2000 (Y2K) computer readiness and other expenses related to the recent conversion of the Group's electronic core system were responsible for this growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses in the third quarter of fiscal 2000 totaled $1.5 million, down 53.1% from the $3.2 million reported in the same period of fiscal 1999. For the first nine months of fiscal 2000 it amounted to $4.75 million, 63.3% lower than $12.95 million reported in fiscal 1999 comparable period. Both declines were in response to the lower level of net credit losses and non-performing assets, and current and expected economic conditions. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of fiscal 2000 amounted to $452,000 (6.4% of pre-tax earnings) compared with $1.07 million (13.9% of pre-tax earnings) a year ago, down 57.8%. For the first nine months of fiscal 2000, they amounted to $1.67 million (6.9% of pre-tax earnings) versus $3.21 million (14.4% of pre-tax earnings) the year before, 47.8% lower. These reductions were principally due to a higher amount of tax-exempt income generated by the Group's investment portfolio. The difference between the effective tax rates and the maximum statutory tax rate for the Group, which is 39%, is primarily due to the interest income earned on certain investments and loans which is exempt from income tax, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At March 31, 2000, the Group's total assets amounted to $1.752 billion, an increase of 14.1% when compared to $1.535 billion a year ago. At the same date, interest-earning assets reached $1.671 billion, up 13.8% versus $1.469 billion a year earlier. An expansion of 13.8% in the Group's investment portfolio, particularly mortgage-backed securities, made both increases possible (see Table
5).

Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At March 31, 2000, the Group's investment portfolio is of high quality. Approximately 98% is rated AAA and it generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate (see Table 5 and Note 2 of the attached Unaudited Consolidated Financial Statements).

A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 20.1% to $831.3 million (76.1% of the total portfolio) from $692 million (77.3% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities. Also, a 28.2% rise in the FHLB stock and other investments along with increase of 27.8% in U. S. and P. R. government securities portfolio enhanced this growth. At March 31, 2000, they amounted to $22.0 (2.1 % of the total portfolio) and $238.3 million (21.8% of the total portfolio), respectively, versus $17.2 million (1.9% of the total portfolio) and $186.4 million or (20.8% of the total portfolio) respectively, a year ago.

At March 31, 2000, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $586.5 million, 0.6% higher than the $582.9 million a year ago. Expansions in the real estate and consumer portfolios and a decrease in the allowance for loan losses led this increase; partially offset by a downsize in the leasing portfolio. LATE IN THE SECOND QUARTER ENDED DECEMBER 31, 1999, THE GROUP'S LOANS ORIGINATIONS STRATEGY CHANGED TOWARD COLLATERALIZED LOANS, PRIMARILY MORTGAGE LOANS AND PERSONAL LOANS WITH MORTGAGE COLLATERAL WHILE DE-EMPHASIZING UNSECURED PERSONAL LOANS. THIS STRATEGY SHOULD SIGNIFICANTLY REDUCE CREDIT LOSSES AND ENHANCE PORTFOLIO QUALITY. Table 5 presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At March 31, 2000, the real estate loans portfolio amounted to $348.2 million (59.4% of the loan portfolio), a 3.9% increase when compared to $335.2 million (57.5% of the loan's portfolio) the year before. This growth was achieved despite the sale of over $200 million in residential loans during the past twelve months as management took advantage of market conditions to convert the bulk of its mortgage origination into mortgage-backed securities.

The second largest component of the Group's loan portfolio is consumer loans, which mainly includes unsecured personal loans, margin loans, cash collateral loans and credit lines. At March 31,2000, the consumer loans portfolio totaled $127.6 million (21.8% of the Group's loan portfolio), a 8.4% growth compared to the $117.7 million (20.2% of the Group's loan portfolio) a year ago. The largest contributors to this rise were unsecured personal loans and personal credit cards, which grew 3.5% and 32.9%, respectively over the past twelve months. Personal Unsecured Loans increased to $108.6 million from $104.9 million reported last year, while personal credit cards rose to $10.3 million from $7.7 million.

The Group's leasing portfolio consists of auto and equipment leases. At March 31, 2000, it amounted to $89.8 million (15.3% of the loan portfolio), down 23.7% versus $117.6 million (20.2% of the loan portfolio) a year ago. The Group's intentional slowdown in lease originations, due to stronger underwriting standards and discontinued equipment-leasing origination in March 1999, caused the downsizing.

LIABILITIES AND FUNDING SOURCES

As shown in Table 6, at March 31, 2000, Oriental's total liabilities reached $1.621 billion, 13.4% higher than the $1.430 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1,588.6 billion at the end of the third quarter of fiscal 2000 versus $1,388.6 billion the year before, a 14.4% increase. A rise in borrowed funds, mainly on FHLB funds and repurchase agreements, drove these growths.

At March 31, 2000, DEPOSITS, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $648.4 million, up 2.3% versus the $633.9 million a year ago. A $26.1 million or 5.4% increase in time deposits and IRA accounts realized most of the growth, partially offset by a $11.6 million or 7.9% decrease in demand and savings deposits. Table 6 presents the composition of the Group's deposits at the end of the periods analyzed.

Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At March 31, 2000, they amounted to $935.6 million, 24.8% higher than the $749.6 million a year ago. This increase reflects a strong growth in repurchase agreements, which was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the of the FHLB the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group's mortgages and investment securities. Table 6 presents the composition of the Group's other borrowings at the end of the periods analyzed.

STOCKHOLDERS' EQUITY

At March 31, 2000, Oriental's total stockholders' equity reached $130.2 million, a 24.1% increase from $104.9 million a year ago. The main reasons for this growth were earnings reported during the past 12 months combined with $32.3 million in net proceeds generated from the issuance of preferred stock. For more in the Group's of stockholders' equity expansion, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income included in the attached Unaudited Consolidated Financial Statements.

During the first nine months of fiscal 2000, the Group repurchased 92,900 common shares bringing to 996,799 shares (with a cost of $25.5 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2000, the Group's market value for its outstanding stock was $243.2 million ($19.00 per share) versus $380.7 million ($27.94 per share) a year earlier.

At March 31, 2000, the Group's book value per share was $7.55 versus $7.70 a year ago. A $16.6 million unfavorable turnaround in the fair value of securities available-for-sale (included as part of accumulated other comprehensive loss) along with $11.8 million on treasury stock repurchases over the last 12 months caused this book value drop.

During the first nine months of fiscal 2000, the Group declared dividends amounting to $5.8 million ($0.45 per share) compared to $5.4 million ($0.413 per share) in the same period of fiscal 1999, up 5.7%. For the first nine months of fiscal 2000, the dividend payout ratio and dividend yield were 27.64% and 2.78%, respectively, compared to 28.57% and 1.86%, respectively, in the preceding fiscal year.

Under the regulatory framework for prompt corrective action, for banks and bank holding companies which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown on Table 7, the Group exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Group's assets.

GROUP'S FINANCIAL ASSETS

As shown on Table 8, the Group`s total financial assets include the Group's assets and assets managed by the trust and brokerage business. At March 31, 2000, they reached $3.989 billion - up 7.7% from $3.704 billion a year ago. The Group's financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At March 31, 2000, total assets managed by the Group's trust amounted $1.387 billion, 3.7% higher than the $1.338 billion a year ago. This increase was fueled by a solid 12.3% growth in individual retirement accounts (IRA), the most significant asset managed, which totaled $553.2 million versus the $492.5 million a year ago.

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At March 31, 2000, total assets gathered by the broker-dealer from its customer investment accounts reached $850.3 million, up 2.2% from $831.7 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At March 31, 2000, the Group's allowance for loan losses amounted to $6.85 million (1.17% of total loans) versus $9.61 million (1.65% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

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

Net credit losses for the third quarter of fiscal 2000, totaled $2.31 million (1.60% of average loans), a decrease of 29.6% when compared to $3.29 million (2.29% of average loans) for the same period of fiscal 1999. For the first nine months of fiscal 2000, they amounted to $6.91 million (1.61% of average loans), a decrease of 23.3% when compared to $9.0 million (2.11% of average loans) for the comparable period of fiscal 1999.

The lower level of net credit losses experienced during both periods of fiscal 2000 was primarily associated to a reduction in financing leases net credit losses. It is worth noting that the tighter underwriting standards and collection procedures implemented last year are showing positive results. Table 9 sets forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 10). At March 31, 2000, the Group's asset quality improved as non-performing assets totaled $17.4 million (0.99% of total assets) versus $21.4 million (1.40% of total assets) at the same date of fiscal 1999. The decrease was principally due to a lower level of non-performing loans; mainly non-performing real estate loans and financing leases. This improvement stems from tighter underwriting standards and collection procedures implemented, as previously explained.

At March 31, 2000, the allowance for loan losses to non-performing loans coverage ratio was 41.31%. Excluding the lesser-risk real estate loans, the ratio is much higher, 74.92%. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At March 31, 2000, the Group's non-performing real estate loans totaled $7.43 million (44.9% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the collateral underlying the loan. At March 31, 2000, the Group's non-performing commercial business loans amounted to $984,000 (5.9% of the Group's non-performing loans). Of the total balance, $835,000 (8 loans) are guaranteed by real estate.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due unless well secured by its collateral. At March 31, 2000, the Group's non-performing auto and equipment leases portfolio amounted to $7.21 million (43.5% of the Group's total non-performing loans). The underlying collateral secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At March 31, 2000, the Group's non-performing consumer loans amounted to $945,000 (5.7% of the Group's total non-performing loans).

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

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At March 31, 2000, the inventory of repossessed automobiles consisted of 27 units amounting to $308,000 ($11,410 average per unit).

YEAR 2000 READINESS DISCLOSURE

The millennium date change did not cause any critical problems to the Group's computers and management information systems, which already had been tested and fully certified as being Y2K compliant under regulatory guidelines.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is composed of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group's sources, uses and pricing of funds.

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

At March 31, 2000, the Group's liquidity was deemed appropriate. At such date the Group's liquid assets amounted to $991 million, this includes $62.9 million available from unused lines of credit with other financial institutions and $43.6 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5.     OTHER INFORMATION

On August 14, 1998, as a result of a review of its accounts in connection with the admission of a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent auditors and legal counsel. The recently completed investigation determined losses of $9,500,616 resulting from dishonest and fraudulent acts and omissions involving several former Group's employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. Claims for such losses have been presented to the Group's fidelity insurance carrier and they are being vigorously pursued. Management and legal counsel are of the opinion that collection of the losses from the fidelity insurer is highly probable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A- FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - REPORTS ON FORM 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

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

                          ORIENTAL FINANCIAL GROUP INC.
                                  (REGISTRANT)

By:   /s/JOSE E. FERNANDEZ
    ----------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer
                                                            Dated:   May 8, 2000
                                                                     -----------

By:   /s/RAFAEL VALLADARES
    ----------------------
Rafael Valladares
Senior Vice President -  Principal Financial Officer
                                                            Dated:   May 8, 2000
                                                                     -----------