Form 10-K
period 2000-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2000-09-28
CIK 1030469

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2000, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____ to ______.

                              Commission File No.001-12647

                              ORIENTAL FINANCIAL GROUP INC.

                    Incorporated in the Commonwealth of Puerto Rico

                       IRS Employer Identification No. 66-0259436

                              Principal Executive Offices:
                                     Monacillos 1000
                                   San Roberto Street
                             Rio Piedras, Puerto Rico 00926
                            Telephone Number: (787) 771-6800

-------------------------------------------------------------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                   Common Stock
                           ($1.00 par value per share)

            7.125% Non-cumulative Monthly Income Preferred Stock, Series A ($1.00 par value per share, $25.00 liquidation preference per share)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X      No
                                                      -------      -------

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

As of August 31, 2000, Oriental Financial Group Inc. (the "Group") had 13,805,135 shares of common stock outstanding, including 4,430,540 shares held by its directors and officers and by the Group as treasury stock. The aggregate market value of the common stock held by non-affiliates of the Group was $123.0 million based upon the reported closing price of $13.125 on the New York Stock Exchange on that date.

The following disclosure items have been omitted from this Form 10-K and are expected to be filed as an amendment to this Form 10-K on or before October 13, 2000: (1) Part II: Items 6, 7, 7A, 8 and 9; and (2) Part IV: Items 14(a)(1), (a)(2) and (d).

                         DOCUMENTS INCORPORATED BY REFERENCE

Portion's of the Group's definitive proxy statement relating to the 2000 annual meeting of stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

                             ORIENTAL FINANCIAL GROUP INC.
                                       FORM 10-K
                                   TABLE OF CONTENTS


                                                                                                               PAGE

----------------------------------------------------------------------------------------------------------------------------

PART - I
----------------------------------------------------------------------------------------------------------------------------
Item - 1        Business                                                                                        3-9
Item - 2        Properties                                                                                       10
Item - 3        Legal Proceedings                                                                                11
Item - 4        Submissions of Matters to the Vote of Security Holders                                           11


PART - II
----------------------------------------------------------------------------------------------------------------------------

Item - 5        Market for Registrant's Common Stock and Related Stockholder Matters                             11
Item - 6        Selected Financial Data                                                                          11
Item - 7        Management's Discussion and Analysis of Financial Condition and Results of Operations            11
Item - 7A       Quantitative and Qualitative Disclosures About Market Risk                                       11
Item - 8        Financial Statements and Supplementary Data                                                      11
Item - 9        Submissions to Matters to Vote of Security Holders                                               11


PART - III
----------------------------------------------------------------------------------------------------------------------------

Item - 10       Directors and Executive Officers of the Registrant                                               11
Item - 11       Executive Compensation                                                                           11
Item - 12       Security Ownership of Certain Beneficial Owners and Management                                   11
Item - 13       Certain Relationships and Related Transactions                                                   11


PART - IV
----------------------------------------------------------------------------------------------------------------------------

ITEM - 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 11


PART - I

ITEM 1 - BUSINESS

GENERAL

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Oriental Financial Group Inc. (the "Group") and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage, economic, competitive and other factors affecting the Group and its operations, markets, products and services, credit risks and the related sufficiency of its allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, the profitability of its banking as well as non-banking initiatives, and other factors discussed elsewhere in this report filed by the Group with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Group's control.

THE GROUP

The Group is a diversified, publicly-owned financial holding company, incorporated on June 14, 1998 under the laws of the Commonwealth of Puerto Rico, which provides a wide variety of financial services through its subsidiaries.

Oriental Bank and Trust (the "Bank"), the Group's main subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank offers mortgage, commercial and consumer lending, saving and time deposits products, financial planning, and corporate and individual trust services.

Oriental Financial Services Corp. ("OFSC"), the Group's other subsidiary, is engaged in brokerage and investment advisory services and is member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation. OFSC is a registered broker-dealer pursuant to Section 15(b) of the Exchange Act. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to provision k(2)ii of such rule.

Oriental Mortgage Corp. is the bank's subsidiary engaged in mortgage banking activities and services.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "Bank Holding Company Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured up to $100,000 per depositor by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is further subject to the regulation of the Puerto Rico Finance Board (the "Board"). Other agencies, such as the NASD, and the SEC, regulate additional aspects of the Bank's operations. (See "Regulation and Supervision").

The Group is a legal entity separate and distinct from the Bank and OFSC. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or certain of its other subsidiaries.

MARKET AREA AND BUSINESS SEGMENTS

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. At June 30, 2000, Puerto Rico had 17 banking institutions with a total of approximately $50.4 billion in assets according to industry statistics published by the Commissioner. The Group ranked ninth based on total assets at June 30, 2000. The largest banks in order of size were Banco Popular de Puerto Rico, Banco Santander Puerto Rico and Firstbank. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions on the United States mainland.

In addition, the Group competes with brokerage firms with retail operations, credit unions, cooperatives, small loan companies and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Group competes for loans with other financial institutions, most of which are larger and have greater resources available than those of the Group. There can be no assurance that in the future the Group will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.

Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by pricing its products at competitive interest rates and by offering convenient branch locations and by emphasizing the quality of its service. The Group's ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions.

The Group has three reportable segments: Retail Banking, Financial Services and Mortgage Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production, fees generated, and increase in market share.

The Group's largest business segment is retail banking. The Bank's branches, treasury and trust functions are its main components, with traditional banking products such as deposits, electronic banking and mortgage lending.

The Group's lending activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing (leasing was discontinued in June
2000). Oriental's loan portfolio has a higher concentration of residential mortgage loans followed by consumers loans such as personal loans, then commercial loans. Oriental continues to concentrate the major share of its lending activities in mortgage originations, which represent low credit risk and highly lucrative returns. Lending related to individual real estate ownership has traditionally been one of the most secure areas of financing in Puerto Rico because of the relatively low delinquency and foreclosure experience.

The Group's investment activity is strictly debt securities. Its portfolio consists primarily of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, Collateralized Mortgage Obligations and P. R. Government municipal bonds. At June 30, 2000, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest which lowers the Group's effective tax rate.

Mortgage-backed securities, the largest component, are pools of residential loans which are made to consumers and then resold by the Government National Mortgage Corporation (the "GNMA"), Federal National Mortgage Association (the "FNMA") and Federal Home Loan Mortgage Corporation (the "FHLMC") in the open market. The Government of Puerto Rico is the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity at June 30, 2000 and 1999.

The Group's principal funding sources are branch deposits, collateralized deposits, Federal Home Loan Bank (the "FHLB") funds, securities sold under agreements to repurchase, and term notes. Borrowings are the Group's largest funding source. These mainly consist of advances and borrowings from the FHLB, repurchase agreements, term notes, notes payable and lines of credit.
Deposits represent the Group's second largest source of funding. Through its branch banking system the Group offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, IRA accounts and commercial non-interest bearing checking accounts. The Group's deposit accounts are insured up to applicable limits by the SAIF. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Committee (the "ALCO"), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.

The Group's second largest business segment is its financial services, which is comprised of the Bank's trust division (Oriental Trust) and the Bank's brokerage subsidiary (OFSC). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Group's trust offers various different types of IRA products and manages 401(k) and Keogh retirement plans, custodian and corporate trust accounts. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds.

The Group's smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans for the group's own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. The Group also sells the rights to service mortgage loans for others.

REGULATION AND SUPERVISION

The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking, managing or controlling corporations. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

Under the Federal Reserve Board policy, a bank holding company such as the Group is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well capitalized" and "well managed".

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i)states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that all depository institutions controlled by the bank holding company are "well capitalized" as of the date the bank holding company files for the election; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certifies that all depository institutions controlled by the bank holding company are "well managed" as of the date the bank holding company files the election. The bank holding company must have also achieved at least a rating of "satisfactory record of meeting community credit needs" under the Community Reinvestment Act during the institution's most recent examination. In May 2000, the Group elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided "does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally." The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be "financial in nature": (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC, which insures its deposits to the maximum extent permitted by law, and subject to certain requirements established by the Federal Reserve Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

The Federal Reserve Board policy requires a bank holding company, such as the Group, to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

Because the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. The Bank is currently the only FDIC-insured depository institution subsidiary of the Group. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Law"), the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Puerto Rico Banking Law provides that until said capital has been restored to its original amount and the reserve fund to twenty percent (20%) of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Act of 1991(the "FDICIA").

FEDERAL HOME LOAN BANK SYSTEM

The FHLB system of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the "FHFB").
The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the boards of directors of the FHLB's.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the "FHLB-NY") and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose is deemed to be not less than 30% of assets, or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

FDICIA

Under FDICIA, the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers: (i) "well capitalized", if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized", if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized", if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized", if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized", if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of the four categories. As of June 30, 2000, the Group is a "well-capitalized" institution.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

INSURANCE OF ACCOUNTS AND FDIC INSURANCE ASSESSMENTS

The Bank's deposits accounts are insured up to the applicable limits by the SAIF, which is administered by the FDIC. The insurance of deposit accounts by SAIF subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, insurance of accounts of the Bank may be terminated by the FDIC.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following "supervisory subgroups" : "A", "B", or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium.
 Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the "BIF") and SAIF are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. DIFA also provided for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF and to bring it up to statutory required levels of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits. Currently, the Group's deposit insurance premium is the minimum charged by the SAIF.

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

The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights and purchased credit card relationships and include a "grandfathered" provision permitting inclusion of certain existing intangibles.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 2000, the Group was in compliance with all capital requirements, exceeding those applicable to a "well-capitalized" institution.

SAFETY AND SOUNDNESS STANDARDS

Section 39 of the FDIA, amended by the FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. Pursuant to FDICIA, regulations to implement these operational standards were required to become effective on December 1, 1993.

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

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

PUERTO RICO BANKING LAW

As a Puerto Rico chartered commercial bank, the Bank is subject to regulation and supervision by the Commissioner under the Puerto Rico Banking Law. The Puerto Rico Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rulemaking power and administrative discretion under the Puerto Rico Banking Law. The Commissioner generally examines the Bank at least once every year.

The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock.

The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater that the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the Bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

The Puerto Rico Banking Law further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral.

The Puerto Rico Banking Law further requires change of control filings. When any person or entity will own, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of the Bank, the acquiring parties must inform the Commissioner of the details not less than
sixty (60) days prior to the date said transfer is to be consummated.   The
transfer shall require the approval of the Commissioner if it results in a change of control of the Bank. Under the Banking Law, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Banking Law generally restricts the amount the Bank can lend to one borrower to an amount that may not exceed 15% of the aggregate of the paid-in capital of the Bank and the reserve fund. The Bank may also not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the Bank, plus its reserve fund. There no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. As of June 30, 2000, there were no loans that exceeded the maximum amount that the Bank could have loaned to one borrower.

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

The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses ( including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free competition. The Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is no maximum rate for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

EMPLOYEES

At June 30, 2000 the Group employed 353 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2 - PROPERTIES

At June 30, 2000, the Bank owned 9 branch premises and other facilities throughout the Commonwealth. In addition, as of such date, the Bank leased properties for branch operations and main office in 10 locations in Puerto Rico. The Bank's management's believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:

- Oriental Center - a four story office building located at 908 State Road, Humacao, Puerto Rico. The Bank's main branch is the only activity conducted at this location. Approximately 60% of the office space is leased to outside tenants. The book value of this property at June 30, 2000 was $5,282,000.

- Las Cumbres Building - two story structure located at 1990 Las Cumbres Avenue, Rio Piedras, Puerto Rico. A branch, collections and mortgage originating departments are the main activities conducted at this location. The book value of this property at June 30, 2000 was $1,385,000.

ITEM 3  - LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent auditors and legal counsel. The recently completed investigation determined losses of $9,500,616 resulting from dishonest and fraudulent acts and omissions involving several former Group's employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. Claims for such losses have been denied by the Group's fidelity insurance carrier. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the state of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages resulting from the denial of the claim.

In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

ITEM 4  - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART - II

The Group disclosed in the Form 8-K filed on August 24, 2000, that the release of the Group's financial results for the fiscal year ended June 30, 2000 was being delayed until the Group's management in consultation with its independent accountants determine the appropriate accounting treatment for a previously disclosed loss (see item 3 above) resulting from dishonest and fraudulent acts and omissions by a group of former employees of the Group.

As a result, Items 5 through 9 will be provided by amendment to this Form 10-K under cover of Form 10-K/A.

PART - III

Items 10 through 13 will be provided by incorporating the information required under such items by reference to the Group's definitive proxy statement to be filed with the SEC, no later than 120 days after the end of the year covered by this Form 10K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART - IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 - FINANCIAL STATEMENTS

As previously mentioned in Part II, financial statements will be filed by amendment to this Form 10-K under cover of Form 10-K/A.

A2 - FINANCIAL STATEMENTS SCHEDULES

All schedules are omitted, as the required information is either not applicable or presented in the Consolidated Financial Statements or in the notes thereto described in A1 above.

                                     PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (b) Reports on Form 8-K.

                No current reports on Form 8-K were filed during the last quarter of fiscal 2000.

            (c) Exhibits.

                EXHIBIT NO.:      DESCRIPTION OF DOCUMENT:
                2.0               Agreement and Plan of Merger dated as of June 18, 1996 by
                                  and between the Group, the Bank and Oriental Interim Bank.*
                3(i)              Amended and Restated Certificate of Incorporation.**
                3(ii)             By-laws.***
                10.1              Employment Agreement between Rafael Valladares and the Bank.
                10.2              1996 Incentive Stock Option Plan.****
                10.3              1998 Incentive Stock Option Plan.*****
                21.0              List of Subsidiaries
                23.0              Consent of PricewaterhouseCoopers, LLP


* Incorporated by reference to the Group's registration statement on Form 8-B filed on January 10, 1997.

** Incorporated by reference to Exhibit 3 of the Group's registration statement on Form S-3 filed on April 2, 1999.

*** Incorporated by reference to Exhibit 3 of the Group's current report on Form 8-K filed on September 7, 2000.

**** Incorporated by reference to the Group's definitive proxy statement for the 1997 annual meeting of stockholders filed on September 19, 1997.

***** Incorporated by reference to the Group's definitive proxy statement for the 1998 annual meeting of stockholders filed on September 29, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORIENTAL FINANCIAL GROUP INC.


By:   S/JOSE E. FERNANDEZ
      -------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer                  Dated: SEPTEMBER 27, 2000

By:   S/RAFAEL VALLADARES
      -------------------
Rafael Valladares
Comptroller and Principal Financial Officer                                   Dated: SEPTEMBER 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

BY: S/JOSE E. FERNANDEZ
    -------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer                  Dated: SEPTEMBER 27, 2000

BY: S/PABLO I. ALTIERI
    ------------------
Dr. Pablo I. Altieri
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/DIEGO PERDOMO
    ---------------
Diego Perdomo
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/EFRAIN ARCHILLA
    -----------------
Efrain Archilla
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/JULIAN INCLAN
    ---------------
Julian Inclan
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/EMILIO RODRIGUEZ, JR.
    -----------------------
Emilio Rodriguez, Jr.
Director                                                                      Dated: SEPTEMBER 27, 2000

BY:  S/ALBERTO RICHA
     ---------------
Alberto Richa
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/FRANCISCO ARRIVI
    ------------------
Francisco Arrivi
Director                                                                      Dated: SEPTEMBER 27, 2000

BY: S/MARI CARMEN APONTE
    --------------------
Mari Carmen Aponte
Director                                                                      Dated: SEPTEMBER 27, 2000
