Form 10-K/A
period 2000-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2000-10-16
CIK 1030469

Refer to the table of contents on page 2 for items subject to a Form 12b-25 and are included herein.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                  Commission File No.
       June 30, 2000                                            001-12647


                          ORIENTAL FINANCIAL GROUP INC.

                 Incorporated in the Commonwealth of Puerto Rico
                   IRS Employer Identification No. 66-0259436

                          PRINCIPAL EXECUTIVE OFFICES:
                                 Monacillos 1000
                               San Roberto Street
                         Rio Piedras, Puerto Rico 00926
                            Telephone (787) 771-6800

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of August 31, 2000, Oriental Financial Group Inc. (the "Group") had 13,805,135 shares of common stock outstanding, including 4,430,540 shares held by its directors and officers and by the Group as treasury stock. The aggregate market value of the common stock held by non-affiliates of the Group was $123.0 million based upon the reported closing price of $13.125 on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

None

                          ORIENTAL FINANCIAL GROUP INC.
                                    AMENDMENT
                                      NO. 1
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                            PAGE
=====================================================================================================================


PART - II
---------------------------------------------------------------------------------------------------------------------

Item - 5           Market for Registrant's Common Stock and Related Stockholder Matters                        3

Item - 6           Selected Financial Data                                                                     4

Item - 7           Management's Discussion and Analysis of Financial Condition and Results of Operations       4

Item - 7A          Quantitative and Qualitative Disclosures About Market Risk                                  5

Item - 8           Financial Statements and Supplementary Data                                                 5

Item - 9           Submissions of Matters to Vote of Security Holders                                          5


PART - IV
---------------------------------------------------------------------------------------------------------------------

ITEM - 14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            5

PART - II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales prices for the Group's common shares for each quarter during fiscal 2000 and the previous two fiscal years, as well as cash dividends declared for the last three fiscal years, and cash dividends declared is contained in Table 12
("Capital, Dividends and Stock Data") and under the "Stockholders' Equity" caption in the Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), (see Financial Data Index herein) and is incorporated herein by reference.

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

As of August 31, 2000 the Group had over 2,000 stockholders of record of its Common Stock, including all directors and officers of the Registrant, excluding beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Group's Common Stock on such date, as quoted on the NYSE was $13.125 per share.

In May 1999, the Group issued 1,340,000 shares of its 7.125% Non-cumulative Monthly Income Preferred Stock, Series A at $25 per share. As a result of this issuance, the Group generated $32,300,000 in net proceeds for general corporate purposes. The Series A Preferred Stock has the following characteristics: (1) Annual dividends of $1.78125 per share payable monthly, if declared by the board of directors. Missed dividends are not cumulative, (2) redeemable at the Group's option beginning on May 30, 2004, (3) no mandatory redemption or stated maturity date and (4) a liquidation value of $25 per share.

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

United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department "Withholding Tax Exemption Certificate for the Purpose of
Section 1147" is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item appears on page F-2 of the MD&A (see Financial Data Index herein) and is incorporated herein by reference. The following selected financial data of Oriental should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements appearing on pages F-21 through F-48. Selected financial data are presented for five fiscal years. The Group's financial statements for the fiscal years ending June 30, 1999 and 1998 have been restated. The Group spent a substantial amount of time, effort and expense over a two-year period investigating certain irregularities and illegal conduct by former employees to identify the items that required the restatement of fiscal years 1999 and 1998. It was not able, however, to determine how to allocate an additional amount of $5.8 million (after tax) which relates to periods prior to fiscal year 1998. Accordingly, that amount has been recognized as an adjustment to beginning retained earnings for 1998. Oriental believes that it would require an unreasonable effort and expense to determine how to restate the financial statements for periods prior to 1998, if such allocations could be determined at all. Therefore, financial data for fiscal years 1997 and 1996 have not been restated and should not be relied upon. For a further discussion of the restatement see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement" and Note 2 to the consolidated financial statements.

The ratios shown below demonstrate the Group's ability to generate sufficient earnings to pay the fixed charges of its debt and preferred stock dividends. The Group's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                  YEAR ENDED JUNE 30,
                                              --------------------------
RATIO OF EARNINGS TO FIXED CHARGES:           2000       1999       1998     1997      1996
-----------------------------------           ---------------------------------------------
Excluding Interest on Deposits                1.39       1.74       1.72     1.81      1.89
                                              ---------------------------------------------
Including Interest on Deposits                1.24       1.41       1.39     1.43      1.48
                                              ---------------------------------------------

RATIO OF EARNINGS TO FIXED CHARGES AND
PREFERRED STOCK DIVIDENDS
--------------------------------------
Excluding Interest on Deposits                1.31       1.60       1.56      1.60     1.64
                                              ---------------------------------------------
Including Interest on Deposits                1.19       1.35       1.32      1.34     1.37
                                              ---------------------------------------------

For purposes of computing these consolidated ratios, earnings represent income before taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest in deposits), amortization of debt costs, and the portion of net rental expense which is deemed representative of interest factor.

In fiscal years 2000 and 1999, the Group had preferred stock issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages F - 1 through 18 in the MD&A (see Financial Data Index herein), and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group appears on page F - 17 in the MD&A (see Financial Data Index herein), under caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F - 21 through F - 48 in the consolidated financial statements, and is incorporated herein by reference. The financial data index in page F - 2 of this report sets forth the listing of all reports required by this item and included herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART - IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 - FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the Financial Data Index in page 6 of this report.


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

                          ORIENTAL FINANCIAL GROUP INC.



By:   /S/ JOSE E. FERNANDEZ
    ----------------------------
Jose E. Fernandez
Chairman of the Board, President and Chief
Executive Officer                                    Dated:   October 13, 2000
                                                              ------------------


By:   /S/ RAFAEL VALLADARES
    ----------------------------
Rafael Valladares
Comptroller and Principal Financial Officer          Dated:   October 13, 2000
                                                              ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

BY:  /S/ JOSE E. FERNANDEZ
    ----------------------------
Jose E. Fernandez
Chairman of the Board, President and Chief
Executive Officer                                   Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ PABLO I. ALTIERI
    ----------------------------
Dr. Pablo I. Altieri
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ DIEGO PERDOMO
    ----------------------------
Diego Perdomo
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ EFRAIN ARCHILLA
    ----------------------------
Efrain Archilla
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ JULIAN INCLAN
    ----------------------------
Julian Inclan
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ EMILIO RODRIGUEZ, JR.
    ----------------------------
Emilio Rodriguez, Jr.
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ ALBERTO RICHA
    ----------------------------
Alberto Richa
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ FRANCISCO ARRIVI
    ----------------------------
Francisco Arrivi
Director                                            Dated:    October 13, 2000
                                                              ------------------

BY:  /S/ MARI CARMEN APONTE
    ----------------------------
Mari Carmen Aponte
Director                                            Dated:    October 13, 2000
                                                              ------------------

                         ORIENTAL FINANCIAL GROUP, INC.
                                   AMENDMENT
                                       TO
                                    FORM-10K
                              FINANCIAL DATA INDEX

                                                                                                      PAGE
                                                                                                      ----
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


FINANCIAL REVIEW AND SUPPLEMENTARY  INFORMATION
------------------------------------------------------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations            F - 1 to F - 18

Selected Financial Data                                                                                    F - 2

Quantitative and Qualitative Disclosures About Market Risk                                                F - 15


FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------

Report of Independent Accountants                                                                         F - 19

Consolidated Statements of Financial Condition as of June 30, 2000 and 1999                               F - 20

Consolidated Statements of Income for each of the years in the three-year period ended June 30, 2000      F - 21

Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the
years in the three-year period ended June 30, 2000                                                        F - 22

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2000  F - 23

Notes to the Consolidated Financial Statements                                                  F - 24 to F - 45


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

Oriental's net income available to common shareholders for its fiscal year ended June 30, 2000 totaled $17.2 million ($1.31 per share) and total capital amounted $117.9 million at June 30, 2000. Net income available to common shareholders for fiscal years 1999 and 1998 (these years have been restated as discussed below), was $26.4 million ($1.93 per share) and $19.4 million ($1.39 per share), respectively. Unless otherwise noted, all references to financial results reflect restated numbers.

The Group has taken decisive measures to address the issues discussed in the announcement released on August 22, 2000 (see Restatement section below). Despite the restatement amounts and restructuring charges discussed below, the Group achieved solid growth in core revenue and total financial assets this past year. The Group is well capitalized, with a leverage ratio of 7.49%, a Tier-1 risk-based ratio of 29.29% and a total risk-based ratio of 30.54%. The Group strategy remains firmly on track with improved business momentum, a lower risk profile and excellent prospects. The Group continues its evolution into an increasingly agile, more diversified financial services provider with significant earnings potential.

Net income for fiscal 2000 was positively impacted by the Group's ability to grow net credit income (net interest income after provision for loan losses), despite the adverse effect on the cost of funds from interest rate hikes. Net credit income for fiscal year 2000 was $36.3 million, a 27.3% increase from fiscal year 1999, which tallied $28.6 million. Income from trust, money management and brokerage fees grew 18% to $12 million in fiscal 2000. However, there was a 35.4% decline in mortgage-banking revenues as a result of the interest rate hikes. The Group expects mortgage-banking revenues to improve in fiscal year 2001 as a result of focusing on collateralized lending. Overall, recurrent revenues grew 15% to reach $58.9 million in fiscal 2000 from $51.2 million in fiscal 1999.

The provision for loan losses decreased 43.5% to $8.2 million, from $14.5 million in fiscal 1999, reflecting reduced risk in the loan portfolio (presently, it is virtually 100% collateralized with real estate) through the previously announced sale of leases and unsecured personal loans. The provision for fiscal year 2000 includes a $1.4 million charge to liquidate the remaining lease portfolio. The Group expects the provision for loan losses to be substantially less during fiscal year 2001.

Non-interest expenses grew 11.9% from $35.6 million (fiscal 1999) to $39.9 million in fiscal 2000, as a result of some of the charges described below.

The following restructuring and other accounting charges in the aggregate amount of $6.2 million ($4.8 million net of taxes), affected fiscal 2000 results:

-   Loss related to certain uncollected principal and interest -- $1.8 million
- Provision to liquidate the remaining consumer loans and leases -- $1.4 million ($856,000 net of taxes)
- Loss on the contract to sell the consumer loans and lease portfolios -- $1.2 million ($900,000 net of taxes)
-   Other losses and charges (primarily closing charges) -- $1.8 million
    ($1.2 million net of taxes)

For more on this matter, please refer to the restatement section at page F-7 and to Note 2 at the financial statements included herein.

The Group's total financial assets (banking assets plus assets managed by the trust and broker-dealer divisions) increased 10%, to $4.222 billion as of June 30, 2000, from $3.840 billion as of June 30, 1999. The Group's bank assets increased 17.0% to $1.850 billion, up from $1.581 billion a year before. Assets managed by the trust and broker-dealer increased 4.7% to $2.371 billion in fiscal 2000 from $2.266 billion a year earlier.

EARNINGS ANALYSIS

NET INTEREST INCOME

Net interest income, the Group's main source of earnings, is affected by the difference between rates earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread). During the past fiscal year, the Fed raised interest rates six times in an effort to slowdown the booming US economy and related inflation concerns. As a result, fed funds and discount rates reached their highest levels in nine years (6.5% and 6.0% respectively at June 30, 2000). As further discussed in the Risk Management section, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and manage the effect on its earnings capacity in a volatile interest rate environment.

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30,
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

                                                                                                     AS RESTATED
                                                                                    -----------------------------------------------

                                                                  2000                      1999                     1998
                                                          ----------------------    ---------------------    ----------------------
EARNINGS, PER SHARE AND DIVIDENDS:
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                       $ 126,226                $ 107,809                 $  96,940
Interest expense                                                         81,728                   64,775                    58,046
                                                          ----------------------    ---------------------    ----------------------
 NET INTEREST INCOME                                                     44,498                   43,034                    38,894
Provision for loan losses                                                 8,150                   14,473                     9,545
                                                          ----------------------    ---------------------    ----------------------
 NET CREDIT INCOME                                                       36,348                   28,561                    29,349
Recurrent non-interest income                                            22,600                   22,683                    20,102
                                                          ----------------------    ---------------------    ----------------------
 NET CORE REVENUES                                                       58,948                   51,244                    49,451
Recurrent non-interest expenses                                          36,035                   32,732                    30,328
                                                          ----------------------    ---------------------    ----------------------
 CORE OPERATING ACTIVITIES                                               22,913                   18,512                    19,123
                                                          ======================    =====================    ======================

Non recurrent non-interest income                                           578                   11,270                     7,142
Non recurrent non-interest expenses                                     (3,817)                  (2,878)                   (4,306)
                                                          ----------------------    ---------------------    ----------------------
 TOTAL NON-RECURRENT ACTIVITIES                                         (3,239)                    8,392                     2,836
                                                          ======================    =====================    ======================

 INCOME BEFORE TAXES                                                     19,674                   26,904                    21,959
Income taxes                                                                108                      200                     2,563
                                                          ----------------------    ---------------------    ----------------------
 NET INCOME                                                              19,566                   26,704                    19,396
Less: dividends on preferred stock                                      (2,387)                    (350)                         -
                                                          ----------------------    ---------------------    ----------------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $  17,179                $  26,354                 $  19,396
                                                          ======================    =====================    ======================

Basic EPS                                                             $    1.34                $    2.02                 $    1.46
                                                          ----------------------    ---------------------    ----------------------
Diluted EPS                                                           $    1.31                $    1.93                 $    1.39
                                                          ----------------------    ---------------------    ----------------------
Average shares and potential shares                                      13,162                   13,633                    13,948
                                                          ----------------------    ---------------------    ----------------------

Book value                                                            $    6.64                $    6.45                 $    7.50
                                                          ----------------------    ---------------------    ----------------------
Market price at end of period                                         $   14.44                $   24.13                 $   27.66
                                                          ----------------------    ---------------------    ----------------------

Dividends declared per share                                          $   0.600                $   0.563                 $   0.413
                                                          ----------------------    ---------------------    ----------------------
Dividends declared                                                    $   7,651                $   7,369                 $   5,442
                                                          ----------------------    ---------------------    ----------------------

                                                                  1997                      1996
                                                          ----------------------    ---------------------
EARNINGS, PER SHARE AND DIVIDENDS:
---------------------------------------------------------------------------------------------------------

Interest income                                                       $  79,384                $  67,668
Interest expense                                                         45,098                   37,694
                                                          ----------------------    ---------------------
 NET INTEREST INCOME                                                     34,286                   29,974
Provision for loan losses                                                 4,900                    4,600
                                                          ----------------------    ---------------------
 NET CREDIT INCOME                                                       29,386                   25,374
Recurrent non-interest income                                            15,164                   12,873
                                                          ----------------------    ---------------------
 NET CORE REVENUES                                                       44,550                   38,247
Recurrent non-interest expenses                                          28,138                   24,608
                                                          ----------------------    ---------------------
 CORE OPERATING ACTIVITIES                                               16,412                   13,639
                                                          ======================    =====================

Non recurrent non-interest income                                         5,080                    4,668
Non recurrent non-interest expenses                                      (1,340)                      --
                                                          ----------------------    ---------------------
 TOTAL NON-RECURRENT ACTIVITIES                                           3,740                    4,668
                                                          ----------------------    ---------------------

 INCOME BEFORE TAXES                                                     20,152                   18,307
Income taxes                                                              3,590                    3,571
                                                          ----------------------    ---------------------
 NET INCOME                                                              16,562                   14,736
Less: dividends on preferred stock                                           --                       --
                                                          ----------------------    ---------------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $  16,562                $  14,736
                                                          ----------------------    ---------------------

Basic EPS                                                             $    1.25                $    1.11
                                                          ----------------------    ---------------------
Diluted EPS                                                           $    1.21                $    1.06
                                                          ----------------------    ---------------------
Average shares and potential shares                                      13,676                   13,912
                                                          ----------------------    ---------------------

Book value                                                            $    6.72                $    6.03
                                                          ----------------------    ---------------------
Market price at end of period                                         $   16.95                $    9.50
                                                          ----------------------    ---------------------

Dividends declared per share                                          $   0.330                $   0.225
                                                          ----------------------    ---------------------
Dividends declared                                                    $   4,369                $   3,184
                                                          ----------------------    ---------------------


Note : Per share related information has been retroactively adjusted to reflect stock splits in the periods above.
Note 2: Fiscal years 1997 and 1996 were not restated, therefore data should not be relied upon.


                                                                                                     AS RESTATED
                                                                                    -----------------------------------------------
                                                                    2000                     1999                    1998
                                                           ----------------------    ---------------------    ----------------------
PERIOD END BALANCES ( AS OF JUNE 30,):
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FINANCIAL ASSETS
 Trust assets managed                                                 $1,456,500               $1,380,200                $1,310,000
 Broker-dealer assets gathered                                           914,900                  885,800                   741,400
                                                           ----------------------    ---------------------    ----------------------
   ASSETS MANAGED                                                      2,371,400                2,266,000                 2,051,400
 Bank total assets                                                     1,850,200                1,580,800                 1,301,400
                                                           ----------------------    ---------------------    ----------------------
                                                                      $4,221,600               $3,846,800                $3,352,800
                                                          ======================    =====================    ======================
INTEREST-EARNING ASSETS
 Investments and securities                                           $1,179,484               $  946,411                $  706,535
 Loans and leases (including held-for-sale)                              600,878                  568,711                   541,750
                                                           ----------------------    ---------------------    ----------------------
                                                                      $1,780,362               $1,515,122                $1,248,285
                                                          ======================    =====================    ======================
INTEREST-BEARING LIABILITIES
 Deposits                                                             $  723,681               $  655,853                $  570,297
 Repurchase agreements                                                   816,493                  596,226                   416,171
 Borrowings                                                              156,500                  174,900                   189,388
                                                           ----------------------    ---------------------    ----------------------
                                                                      $1,696,674               $1,426,979                $1,175,856
                                                          ======================    =====================    ======================
STOCKHOLDERS' EQUITY
 Preferred equity                                                     $   33,500               $   33,500                    $    -
 Common equity                                                            84,369                   82,798                    99,240
                                                           ----------------------    ---------------------    ----------------------
                                                                      $  117,869               $  116,298                $   99,240
                                                          ======================    =====================    ======================
CAPITAL RATIOS
 Leverage capital                                                          7.49%                    8.30%                     7.70%
                                                           ----------------------    ---------------------    ----------------------
 Total risk-based capital                                                 29.29%                   24.21%                    20.45%
                                                           ----------------------    ---------------------    ----------------------
 Tier 1 risk-based capital                                                30.54%                   22.95%                    21.68%
                                                           ----------------------    ---------------------    ----------------------


                                                                     1997                    1996
                                                           ----------------------    ---------------------
PERIOD END BALANCES ( AS OF JUNE 30,):
------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                                               $ 1,088,600               $  874,500
 Broker-dealer assets gathered                                          524,900                  293,100
                                                           ----------------------    ---------------------
   ASSETS MANAGED                                                     1,613,500                1,167,600
Group total assets                                                    1,068,600                  877,400
                                                          ----------------------    ---------------------
                                                                    $ 2,682,100               $2,045,000
                                                          ======================    =====================
INTEREST-EARNING ASSETS
 Investments                                                        $   468,594               $  350,736
 Loans and leases (including held-for-sale)                             532,970                  476,110
                                                           ----------------------    ---------------------
                                                                    $ 1,001,564               $  826,846
                                                           ----------------------    ---------------------

INTEREST-BEARING LIABILITIES
 Deposits                                                           $   497,542               $  382,557
 Repurchase agreements                                                  247,915                  242,335
 Borrowings                                                             204,816                  145,466
                                                           ----------------------    ---------------------
                                                                    $   950,273               $  770,358
                                                           ----------------------    ---------------------

STOCKHOLDERS' EQUITY
 Preferred equity                                                   $        --               $       --
 Common equity                                                           89,394                   79,903
                                                           ----------------------    ---------------------
                                                                    $    89,394               $   79,903
                                                           ----------------------    ---------------------
CAPITAL RATIOS
 Leverage capital                                                           8.17%                    8.71%
                                                           ----------------------    ---------------------
 Total risk-based capital                                                  17.53%                   18.07%
                                                           ----------------------    ---------------------
 Tier 1 risk-based capital                                                 18.66%                   19.14%
                                                           ----------------------    ---------------------


                                                                                                     AS RESTATED
                                                                                    -----------------------------------------------
                                                                    2000                     1999                    1998
                                                           ----------------------    ---------------------    ----------------------
SELECTED FINANCIAL RATIOS (IN PERCENT) AND OTHER INFORMATION:
------------------------------------------------------------------------------------------------------------------------------------
Return on average assets (ROA)                                             1.15%                    1.84%                     1.59%
                                                           ----------------------    ---------------------    ----------------------
Return on average common equity (ROE)                                     18.73%                   24.41%                    20.41%
                                                           ----------------------    ---------------------    ----------------------
Efficiency ratio                                                          58.56%                   53.38%                    57.75%
                                                           ----------------------    ---------------------    ----------------------
Expense ratio                                                              1.00%                    0.88%                     1.19%
                                                           ----------------------    ---------------------    ----------------------
Interest rate spread                                                       2.43%                    2.94%                     3.17%
                                                           ----------------------    ---------------------    ----------------------
Number of banking offices                                                    19                       19                        17
                                                           ----------------------    ---------------------    ----------------------

                                                                     1997                    1996
                                                           ----------------------    ---------------------
SELECTED FINANCIAL RATIOS (IN PERCENT) AND OTHER INFORMATION:
----------------------------------------------------------------------------------------------------------

Return on average assets (ROA)                                             1.84%                    1.82%
                                                           ----------------------    ---------------------
Return on average common equity (ROE)                                     21.17%                   19.30%
                                                           ----------------------    ---------------------
Efficiency ratio                                                          52.76%                   53.43%
                                                           ----------------------    ---------------------
Expense ratio                                                              1.34%                    1.52%
                                                           ----------------------    ---------------------
Interest rate spread                                                       3.89%                    4.03%
                                                           ----------------------    ---------------------
Number of banking offices                                                     16                       16
                                                           ----------------------    ---------------------


Net interest income for fiscal 2000 totaled $44.5 million, up 3.4% from $43 million in fiscal 1999. This rise was the net effect of a positive variance of $5.4 million linked to a greater volume of interest-earning assets, and a negative rate variance of $3.9 million due to a lower average yield on loans (9.60% versus 10.05% in fiscal 1999) and a higher average cost of funds (5.29% versus 4.99% in fiscal 1999).

On the other hand, the interest rate spread for fiscal 2000 narrowed 51 basis points to 2.43% from 2.94% in fiscal 1999. The higher average cost of funds combined with a change in the mix of interest-earning assets toward a higher volume of lower risk and tax-free investment securities was responsible for the spread compression. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for fiscal 2000 totaled $126.2 million, up 17.1% from the $107.8 million posted in fiscal 1999. The increase results from a larger volume of interest-earning assets ($1.635 billion versus $1.359 billion in fiscal 1999) tempered by a decline in their yield performance (7.72% in 2000 versus 7.93% in 1999). See Table 1 for the impact on interest expense due to changes in volume and rates including information on a tax equivalent basis.

Average interest-earning assets for fiscal 2000 reached $1.635 billion, an increase of 20.3% compared with $1.359 billion in fiscal 1999. The investment portfolio experienced most of this growth, as its average volume advanced by 31.4% ($1.058 billion in 2000 versus $805.7 million in 1999) during fiscal 2000. This rise was concentrated in mortgage-backed securities, which expanded by 26.7% ($882.5 million in 2000 versus $696.3 million in 1999), as Oriental converted residential real estate loans into tax-advantaged mortgage-backed securities.

The average yield on interest-earning assets was 7.72%, a decrease of 21 basis points compared to the 7.93% attained in the previous year. This reduction relates primarily to the dilution caused by the strong growth of the Group's investment portfolio (which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest). Another factor was the lower yield attained by the loan portfolio, as previously mentioned, which decreased by 45 basis points (9.60% versus 10.05% in 1999) due to the gradual change of the loan portfolio's mix toward low-risk residential mortgage loans.

Interest expense for fiscal 2000 rose to $81.7 million, an increase of 26.2% from the $64.7 million reported in fiscal 1999. A larger base of interest-bearing liabilities drove this increase, coupled with a higher average cost of funds (5.29% versus 4.99% in 1999). See Table 1 for the impact in interest expense due to changes in volume and rates.

Average interest-bearing liabilities experienced a 19% growth ($1.543 billion versus $1.297 in fiscal 1999) during fiscal 2000. This rise was mostly related to increases in Time and IRA deposits (mostly IRA accounts) and repurchase agreements. The increase in IRA accounts reflects a successful
IRA campaign launched by the Group in this year's tax season, which captured over $60 million in new IRA accounts. The 39.8% climb in repurchase agreements ($713 million versus $510 million in 1999) is linked to the substantial growth experienced in the investment portfolio.

The cost of interest-bearing liabilities totaled 5.29% in fiscal 2000, 30 basis points higher than the 4.99% attained a year earlier. A constant rising interest rate scenario due to the tightening policy adopted by the Federal Reserve (as previously discussed) triggered this overall rise. The interest rate hikes had an adverse effect on the Group's cost of funds, primarily over the last two quarters. As a result, the Group's borrowing cost (comprised mainly of short-term repurchase agreements and long-term floating term notes) rose 39 basis points to 5.68% from 5.29% in fiscal 1999, which represented an unfavorable rate variance of $3.8 million.

NON-INTEREST INCOME

As a diversified financial services provider (See table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by the gathering of financial assets by the broker-dealer operation, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

For fiscal year 2000, recurrent non-interest revenues remained stable at $26.6 million compared with the $26.7 million reported for the preceding year. Additional income generated by an increase in fees from financial services (trust and brokerage operations) and retail banking operations was tempered by a reduction in mortgage banking activities (see Table 2).

Trust, money management and brokerage fees (the principal component of recurrent non-interest income) continued their excellent upward trend during fiscal 2000 totaling $12 million, up 18% from the $10.2 million in the preceding year. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary substantiate this growth (see "Financial Assets" section).

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(Dollars in thousands)


TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------   --------------------------------------------------------------
                                                                                     INTEREST                  AVERAGE RATE
                                                                      --------------------------------  ----------------------------
                       FISCAL 2000 VERSUS 1999                          FISCAL     FISCAL    VARIANCE    FISCAL    FISCAL  VARIANCE
                                                                         2000       1999        IN %      2000      1999     IN BP
-------------------------------------------------------------------   ---------  ----------  ---------  --------  ------- ----------
-------------------------------------------------------------------
A -- TAX EQUIVALENT SPREAD
-------------------------------------------------------------------
Interest-earning assets                                               $ 126,226   $ 107,809      17.1%    7.72%    7.93%    -0.21%
Tax equivalent adjustment                                                24,786      17,207      44.0%    1.52%    1.27%     0.25%
                                                                      ----------  ----------  ---------  ------  ------- ----------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                              151,012     125,016      20.8%    9.24%    9.20%     0.04%
Interest-bearing liabilities                                             81,728      64,775      26.2%    5.29%    4.99%     0.30%
                                                                      ----------  ----------  ---------  ------  ------- ----------
 NET INTEREST INCOME / SPREAD                                         $  69,284   $  60,241      15.0%    3.95%    4.21%    -0.26%
                                                                      ==========  ==========  =========  ======  ======= ==========

-------------------------------------------------------------------
B - NORMAL SPREAD
-------------------------------------------------------------------
INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                $  68,070   $  49,685      37.0%    6.66%    6.45%     0.21%
 Trading securities                                                       2,269       2,097       8.2%    8.08%    8.18%    -0.10%
 Money market investments                                                   510         431      18.3%    6.29%    4.41%     1.88%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                         70,849      52,213      35.7%    6.69%    6.48%     0.21%
                                                                      ==========  ==========  =========  ======  ======= ==========
LOANS:
 Real estate (1)                                                         25,986      25,012       3.9%    7.75%    8.33%    -0.58%
 Consumer                                                                16,612      15,460       7.5%   13.27%   12.44%     0.83%
 Financing leases                                                        10,579      13,800     -23.3%   11.13%   11.91%    -0.78%
 Commercial and auto loans                                                2,200       1,324      66.2%   10.45%   10.34%     0.11%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                         55,377      55,596      -0.4%    9.60%   10.05%    -0.45%
                                                                      ==========  ==========  =========  ======  ======= ==========
                                                                        126,226     107,809      17.1%    7.72%    7.93%    -0.21%
                                                                      ==========  ==========  =========  ======  ======= ==========
INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                       3,059       2,920       4.8%    2.17%    2.22%    -0.05%
 Time and IRA accounts                                                   28,364      25,865       9.7%    5.48%    5.33%     0.15%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                         31,423      28,785       9.2%    4.77%    4.66%     0.11%
                                                                      ==========  ==========  =========  ======  ======= ==========
BORROWINGS:
 Repurchase agreements                                                   41,116      25,923      58.6%    5.77%    5.08%     0.69%
 FHLB funds                                                               4,466       3,555      25.6%    5.92%    5.69%     0.23%
 Term notes and other sources of funds                                    5,201       5,314      -2.1%    5.37%    4.88%     0.49%
 Interest rate risk management                                             (478)      1,198    -139.9%   -0.05%    0.18%    -0.23%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                         50,305      35,990      39.8%    5.68%    5.29%     0.39%
                                                                      ==========  ==========  =========  ======  ======= ==========
                                                                         81,728      64,775      26.2%    5.29%    4.99%     0.30%
                                                                      ==========  ==========  =========  ======  ======= ==========
NET INTEREST INCOME / SPREAD                                          $  44,498   $  43,034       3.4%    2.43%    2.94%    -0.51%
                                                                      ==========  ==========  =========  ======  ======= ==========
INTEREST RATE MARGIN                                                        -           -                 2.72%    3.16%    -0.44%
                                                                                                         ======  ======= ==========
EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES



INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


                                                                      -----------------------------------
                                                                               AVERAGE BALANCE
                                                                      -----------------------------------
                                                                         FISCAL       FISCAL    VARIANCE
                                                                          2000         1999        IN %
                                                                      -----------  -----------  ---------
-------------------------------------------------------------------
A -- TAX EQUIVALENT SPREAD
-------------------------------------------------------------------
Interest-earning assets                                               $ 1,635,098  $ 1,358,852    20.3%
Tax equivalent adjustment                                                    -             -       0.0%
                                                                      -----------  -----------  -------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                              1,635,098    1,358,852    20.3%
Interest-bearing liabilities                                            1,543,557    1,297,398    19.0%
                                                                      -----------  -----------  -------
 NET INTEREST INCOME / SPREAD                                         $    91,541  $    61,454    49.0%
                                                                      ===========  ===========  =======

-------------------------------------------------------------------
B - NORMAL SPREAD
-------------------------------------------------------------------
INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                $ 1,022,261  $   770,329    32.7%
 Trading securities                                                        28,098       25,620     9.7%
 Money market investments                                                   8,109        9,781   -17.1%
                                                                      -----------  -----------  -------
                                                                        1,058,468      805,730    31.4%
                                                                      ===========  ===========  =======
LOANS:
 Real estate (1)                                                          335,353      300,127    11.7%
 Consumer                                                                 125,199      124,316     0.7%
 Financing leases                                                          95,012      115,867   -18.0%
 Commercial and auto loans                                                 21,066      12,812     64.4%
                                                                      -----------  -----------  -------
                                                                          576,630      553,122     4.3%
                                                                      ===========  ===========  =======
                                                                        1,635,098    1,358,852    20.3%
                                                                      ===========  ===========  =======
INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                       140,900      131,791     6.9%
 Time and IRA accounts                                                    517,289      484,154     6.8%
                                                                      -----------  -----------  -------
                                                                          658,189      615,945     6.9%
                                                                      ===========  ===========  =======
BORROWINGS:
 Repurchase agreements                                                    713,061      510,049    39.8%
 FHLB funds                                                                75,404       62,463    20.7%
 Term notes and other sources of funds                                     96,903      108,941   -11.1%
 Interest rate risk management                                                -            -       0.0%
                                                                      -----------  -----------  -------
                                                                          885,368      681,453    29.9%
                                                                      ===========  ===========  =======
                                                                        1,543,557    1,297,398    19.0%

NET INTEREST INCOME / SPREAD

INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES   $    91,541   $   61,454    49.0%
                                                                      ===========  ===========  =======
INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO            105.93%      104.74%    1.19%
                                                                      ===========  ===========  =======



-------------------------------------------------------------------   --------------------------------  -------------------------
                                                                                    INTEREST                   AVERAGE RATE
                                                                      --------------------------------  -------------------------
                       FISCAL 1999 VERSUS 1998                         FISCAL      FISCAL    VARIANCE    FISCAL   FISCAL  VARIANCE
                                                                        1999        1998       IN %       1999     1998    IN BP
-------------------------------------------------------------------   ---------  ----------  ---------  --------  ------- --------
INTEREST INCOME:
 Loans (1)                                                            $  55,596  $  56,138      -1.0%     10.05%  10.31%    -0.26%
 Investments                                                             52,213     40,802      28.0%      6.48%   6.82%    -0.34%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                        107,809     96,940      11.2%      7.93%   8.49%    -0.56%
                                                                      ==========  ==========  =========  ======= ======= =========
INTEREST EXPENSE:
 Deposits                                                                28,785     25,968      10.8%      4.66%   4.92%    -0.26%
 Borrowings                                                              35,990     32,078      12.2%      5.29%   5.70%    -0.41%
                                                                      ----------  ----------  ---------  ------  ------- ----------
                                                                         64,775     58,046      11.6%      4.99%   5.32%    -0.33%
                                                                      ==========  ==========  =========  ======= ======= =========

NET INTEREST INCOME AND SPREAD                                          $43,034   $ 38,894      10.6%      2.94%   3.17%    -0.23%
                                                                      ==========  ==========  =========  ======= ======= =========


-------------------------------------------------------------------  ---------------------------------
                                                                              AVERAGE BALANCE
                                                                     ---------------------------------
                       FISCAL 1999 VERSUS 1998                         FISCAL     FISCAL     VARIANCE
                                                                         1999       1998         IN %
-------------------------------------------------------------------  ----------  ----------  ---------
INTEREST INCOME:
 Loans (1)                                                           $  553,122  $  544,382      1.6%
 Investments                                                            805,730     598,233     34.7%
                                                                     ----------  ----------   --------
                                                                      1,358,852   1,142,615     18.9%
                                                                     ==========  ==========   ========
INTEREST EXPENSE:
 Deposits                                                               615,945     528,204     16.6%
 Borrowings                                                             681,453     563,140     21.0%
                                                                     ----------  ----------   --------
                                                                      1,297,398   1,091,344     18.9%
                                                                     ==========  ==========   ========

NET INTEREST INCOME AND SPREAD                                       $   61,454  $   51,271     19.9%
                                                                     ==========  ==========   ========

-------------------------------------------------------------------              -------------------------------
               CHANGES IN NET INTEREST INCOME DUE TO:                                 FISCAL 2000 VERSUS 1999
-------------------------------------------------------------------              -------------------------------
                                                                                   VOLUME      RATE      TOTAL
                                                                                 ----------  --------   --------
INTEREST INCOME:
 Loans (1)                                                                        $  1,413   $(1,632)   $  (219)
 Investments                                                                        16,379     2,257     18,636
                                                                                 ----------  --------   --------
                                                                                    17,792       625     18,417
                                                                                 ==========  ========   ========
INTEREST EXPENSE:
 Deposits                                                                            1,908       730      2,638
 Borrowings                                                                         10,503     3,812     14,315
                                                                                 ----------  --------   --------
                                                                                    12,411     4,542     16,953
                                                                                 ==========  ========   ========

NET INTEREST INCOME                                                               $  5,381   $(3,917)   $ 1,464
                                                                                 ==========  ========   =========

-------------------------------------------------------------------  ---------------------------------
               CHANGES IN NET INTEREST INCOME DUE TO:                      FISCAL 1999 VERSUS 1998
-------------------------------------------------------------------  ---------------------------------
                                                                       VOLUME       RATE       TOTAL
                                                                     ----------  ----------  ---------
INTEREST INCOME:
 Loans (1)                                                           $    1,267  $   (1,809) $    (542)
 Investments                                                             14,616      (3,205)    11,411
                                                                     ----------  ----------   --------
                                                                         15,883      (5,014)    10,869
                                                                     ==========  ==========   ========
INTEREST EXPENSE:
 Deposits                                                                 3,795        (978)     2,817
 Borrowings                                                               5,998      (2,086)     3,912
                                                                     ----------  ----------   --------
                                                                          9,793      (3,064)     6,729
                                                                     ==========  ==========   ========

NET INTEREST INCOME                                                  $   6,090   $   (1,950)  $  4,140
                                                                     ==========  ==========   ========


 (1) - Real estate averages include loans held-for-sale.

The Group's mortgage banking operations are highly dependent on market and economic conditions, including interest rate levels. These conditions affect the volume of origination or purchase of single-family residential loans and the subsequent securitization and sale of such loans. Revenues from mortgage banking activities totaled $5.9 million in fiscal 2000, down 35.4% from $9.1 million achieved in fiscal 1999. A smaller volume of loan sales ($89.1 million versus $160.3 million in fiscal 1999) was the main cause for this reduction. This was primarily the result of unfavorable market conditions (due to higher interest rates) during the latter stage of fiscal 2000 that resulted in a lower loan origination production ($128.5 million versus $229.4 million in fiscal 1999).

Bank services revenues consist primarily of fees generated by electronic banking, deposit accounts and branch customer services. These revenues totaled $2.3 million in fiscal 2000, a 23% hike versus the $1.9 million reported for fiscal 1999. This increase reflects higher revenues from bank services and deposit accounts, mainly driven by a new structure in banking fees and the expansion of the electronic banking business.

NON-INTEREST EXPENSES

Non-interest expenses increased 11.9% from $35.6 million in fiscal 1999 to $39.9 million in fiscal 2000, primarily as a result of certain charges described on the "Overview of Financial Performance" and "Non-Recurring Activities" sections. Excluding these charges, recurrent non-interest expenses for fiscal 2000 increased to $36.0 million (10.1%) from $32.7 million reported for fiscal 1999 (shown in Table 3). The efficiency and expense ratios for fiscal 2000 were 58.56% (up from 53.38%) and 1.00% (down from 0.88% in 1999), respectively. The increase in non-interest expenses was tempered by the Group's strict cost control policy.

Employee compensation and benefits is the Group's largest expense category. For fiscal 2000, total compensation increased 3.6% to $15.7 million (0.90% of total average assets) from $15.1 million (1.04% of total average assets) in fiscal 1999. This increase was primarily associated with a 17.7% rise in fixed compensation ($11.5 million versus $9.7 million in 1999) due to an overall staff merit increase in July 1999. This was partially offset by a 22.1% reduction in variable compensation ($4.2 million versus $5.4 million in 1999) mainly due to the lower amount of mortgage production incentives (directly tied to mortgage originations) paid in fiscal 2000. The average compensation by employee increased slightly ($43,000 versus $41,300 in 1999), reflecting the tight control over the Group's staff levels. Full-time equivalent employees decreased to 352 at June 30, 2000 from 373 at the end of 1999. The ratio of assets per employee expanded to $5.894 million in fiscal 2000 from $4.740 million in fiscal 1999.

Other non-interest expenses for fiscal 2000 increased 15.7% to $20.3 million as compared to $17.6 million reported in fiscal 1999. Increased occupancy and equipment costs (mainly technology) were primarily responsible for this rise. The increase in occupancy and equipment costs was mainly associated with the heavy investment in technology and general infrastructure to enhance and expand the Group's communication and electronic data processing systems, including the conversion to a new core banking system in September 1999. It also reflects a remodeling made to the main facilities housing the brokerage, trust and mortgage lending operations as well as the rent for the new headquarters. Management expects these expenses to strengthen the Group's image and customer service quality as well as to aid its future business expansion and product diversification.

In addition, higher professional fees and municipal and general taxes (which are directly tied to the volume of business) were responsible for this growth. The rise in municipal and general taxes was primarily associated with the general growth in the Group's business activities, products and services. The larger amount of professional and service fees includes consulting and technical support expenditures associated with upgrading banking operations and the recent conversion of the Group's electronic core system, in addition to costs necessary to prepare for the year 2000 (Y2K) computer bug and costs associated with the investigation discussed below.

NON RECURRING ACTIVITIES

Non-recurring activities (see Tables) reflected a net loss of $3.2 million versus a net gain of $8.4 million reported for fiscal year 1999. This was mainly due to a 92% decrease in gains from trading and securities activities ($820,000 versus $10.3 million in fiscal 1999). This decline was mainly associated to the adverse market conditions that prevailed during the last two quarters of fiscal year 2000.

Fiscal 2000 includes a $1.2 million loss in loans under contract-to-sell which stems from the market valuation of the leases ($70.3 million) and unsecured consumer loan portfolios ($98.5 million) that were sold in July 2000 to another financial institution.

As previously reported, a review of the Group's accounts initiated during August 1998 detected certain irregularities in connection with a former officer's admission of having embezzled funds. After notifying the appropriate regulatory authorities, the Group conducted an intensive investigation assisted by its legal counsel and independent accountants which concluded during October 2000, and determined losses and other matters resulting from dishonest and fraudulent acts and omissions by former employees. These losses were allocated through different fiscal periods and are included within other non-recurrent expenses in Table 5. For more on this matter, refer to the Restatement section below.

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                            As Restated
                                                   ------------------------------------------------------------
                                                                      June 30,
                                                   --------------------------------------------    ------------
                                                       2000            1999         VARIANCE %         1998
                                                   ------------    ------------    ------------    ------------
TABLE 2 - NON-INTEREST INCOME SUMMARY
---------------------------------------------------------------------------------------------------------------
 Fees on deposit accounts                          $      2,131    $      1,324            61.0%   $      1,500
 Bank service charges and commissions                     2,387           1,940            23.0%          1,562
 Other operating revenues                                   145              84            72.6%             61
                                                   ------------    ------------    ------------    ------------
Bank service revenues                                     4,663           3,348            39.3%          3,123
Trust, money management and brokerage fees               12,046          10,211            18.0%          8,416
Mortgage banking activities                               5,891           9,124           -35.4%          8,563
                                                   ------------    ------------    ------------    ------------
 RECURRENT NON-INTEREST INCOME                           22,600          22,683            -0.4%         20,102
                                                   ------------    ------------    ------------    ------------

RECURRENT NON-INTEREST INCOME TO EXPENSES RATIO           62.72%          69.30%           -9.5%          66.28%
                                                   ------------    ------------    ------------    ------------

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
---------------------------------------------------------------------------------------------------------------

Fixed compensation                                 $     11,504    $      9,771            17.7%   $     15,071
Variable compensation                                     4,194           5,387           -22.1%          5,162
                                                   ------------    ------------    ------------    ------------
 COMPENSATION AND BENEFITS                               15,698          15,158             3.6%         20,233
                                                   ------------    ------------    ------------    ------------

Occupancy and equipment                                   6,417           5,345            20.1%          4,151
Advertising and business promotion                        3,094           3,045             1.6%          2,602
Professional and service fees                             3,216           2,144            50.0%          1,393
Communications                                            1,681           1,496            12.4%          1,427
Municipal and other general taxes                         1,920           1,711            12.2%          1,633
Insurance, including deposits insurance                     469             458             2.4%            733
Printing, postage, stationery and supplies                  826             738            11.9%            724
Other operating expenses                                  2,714           2,637             2.9%          2,594
                                                   ------------    ------------    ------------    ------------
  OTHER NON-INTEREST EXPENSES                            20,337          17,574            15.7%         15,257
                                                   ------------    ------------    ------------    ------------

RECURRENT NON-INTEREST EXPENSES                          36,035          32,732            10.1%         35,440
                                                   ------------    ------------    ------------    ------------

RELEVANT RATIOS AND DATA:
Efficiency ratio                                         58.56%          53.38%                          51.41%
                                                  ------------    ------------                    ------------
Expense ratio                                             1.00%           0.88%                           1.34%
                                                  ------------    ------------                    ------------
Compensation to recurrent non-interest expenses           43.6%           46.3%                           49.7%
                                                  ------------    ------------                    ------------
Variable compensation to total compensation               26.7%           35.5%                           34.3%
                                                  ------------    ------------                    ------------
Compensation to total average assets                      0.92%           1.04%                           1.22%
                                                  ------------    ------------                    ------------
Average compensation per employee                 $       43.9    $       41.3                    $       38.8
                                                  ------------    ------------                    ------------
Average number of full-time employees                      357             365                             400
                                                  ------------    ------------                    ------------
Bank assets per employee                          $      5,896    $      4,761                    $      3,750
                                                  ------------    ------------                    ------------

TOTAL WORK FORCE:
 Banking operations                                         314             332                             347
 Trust operations                                            27              29                              23
 Brokerage operations                                        11              12                              10
                                                   ------------    ------------                    ------------
                                                            352             373                             380
                                                   ------------    ------------                    ------------

TABLE 5 - NON-RECURRING ACTIVITIES
----------------------------------------------------------------------------------------------------------------

Securities net activity                                    1,202          10,460           -88.5%          1,030
Trading net activity                                        (382)           (184)          107.6%            915
                                                    ------------    ------------    ------------    ------------
                                                             820          10,276           -92.0%          1,945
Leasing revenues (discontinued June 2000)                    956             994            -3.8%            981
Servicing income                                            --              --               0.0%            713
Loss on loans under contract-to-sell                      (1,198)           --            -100.0%           --
Net gain on sale of servicing assets                        --              --               0.0%          3,503
Other non-recurrent expenses                              (3,817)         (2,878)           32.6%         (4,306)
                                                    ------------    ------------    ------------    ------------
     TOTAL NON-RECURRENT ACTIVITIES                 $     (3,239)   $      8,392          -138.6%   $      2,836
                                                    ------------    ------------    ------------    ------------
                                                            --              --              -               --

Other non-recurrent expenses mainly stem from the losses and costs related to the investigation of irregularities explained above. This item reflects an increase of 32.7%, to $3.8 million in fiscal 2000 versus $2.9 million reported in fiscal 1999.

INCOME TAXES

Income taxes for fiscal 2000 decreased to $108,000, a 46.0% decrease compared with the $200,000 reported for fiscal year 1999. This decrease is directly associated to the lower amount of earnings as well as to the higher amount of exempt income the Group earned during fiscal 2000. The Group's effective tax rate is much lower than the maximum statutory income tax rate, which is 39%. This is largely due to the significant amount of interest income derived from certain investments and loans that are exempt (net of the disallowance of related expenses attributable to the exempt income) under Puerto Rico income tax law. Refer to Note 12 of the consolidated financial statements for the reconciliation between the maximum statutory tax rate and the effective tax rate as well as for other relevant income tax information

PROVISION FOR LOAN LOSSES

Provision for loan losses in fiscal 2000 totaled $8.2 million, 43.7% lower than the $14.5 million posted during fiscal 1999. The decline was responds to the lower level of net credit losses (down 7.3%) and non-performing loans (down 24.1%), and to the subsequent divestiture of the high-risk loan portfolios (leasing and personal unsecured). This reduction is also associated with the adoption of more stringent underwriting standards, as well as to the new emphasis on secured personal lending instead of unsecured. Please refer to the allowance for loan losses and non-performing assets section below for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

RESTATEMENT

In August 1998 an employee of Oriental admitted that he had been involved in a scheme to embezzle funds belonging to Oriental for the previous three (3) years. He admitted that he had been manipulating and altering various books and records of the company and intentionally failing to perform reliable account analyses and reconciliations. After firing the employee, the company began an internal investigation assisted by its legal counsel and reported the activity to appropriate regulatory authorities and its fidelity insurance carrier.

During the course of the investigation in fiscal 1999, Oriental discovered that certain other employees had altered various books and records of the company and failed to perform appropriate reconciliations. It also reported those items to the regulatory authorities and to the fidelity insurance carrier. As a result of this discovery, the company broadened the scope of its internal investigation and, in May 1999, engaged its independent accountants to assist it.

Based upon the additional information discovered in the investigation, Oriental filed initial claims with its fidelity insurance carrier for losses in the aggregate amount of $488,194 during the second quarter of fiscal 2000. During the third quarter of fiscal 2000, Oriental reported its discovery of additional alterations of records and deletions of reconciliation items to the regulatory authorities and its fidelity insurance carrier and then filed with the fidelity insurance carrier claims for recovery of losses relating to these irregularities in the amount of approximately $9.0 million.

In its interim report on Form 10-Q for the third quarter of 2000, Oriental reported that it had discovered those $9.5 million ($5.8 million net of tax) of losses resulting from the dishonest and fraudulent acts and omissions of several former employees. In addition, it stated that, in consultation with legal counsel, it had concluded that the losses were covered by Oriental's fidelity insurance policy and recovery was considered highly probable.

In July 2000, Oriental's fidelity insurance carrier notified Oriental that it was denying all of the filed claims. This denial triggered Oriental's decision to restate its financial statements. Thereafter, Oriental continued its investigation primarily to determine how the losses should be allocated to prior financial statements. Oriental filed a legal action against the insurance carrier as explained on Note 15 to the consolidated financial statements.

In October 2000, Oriental announced that it had completed the investigation and identified total charges of $12.7 million, net of tax effect. This amount includes the $900 thousand (net of tax) loss relating to the contract to sell the consumer loans and lease portfolios. With the assistance of its independent accountants, Oriental determined that $9.6 million (net of tax) of the $12.7 million charges was related to events in prior fiscal years and thus would require restatement of previous financial statements. The remaining $3.1 million ($12.7 million less the $9.6 million restatement, both net of tax) was charged in the fourth quarter of fiscal year 2000. A significant portion ($5.8 million, net of taxes) of the $9.6 million requiring restatement is related to the previously disclosed losses arising from the former employees' actions and affects fiscal year 1998 and prior periods.

The $9.6 million charges are recognized as follows, net of tax:

-     $5.6 million against beginning retained earnings for fiscal 1998.
-     $2.1 million against earnings of fiscal 1998.
-     $1.9 million against earnings of fiscal 1999.
- $31,000 and $159,000 against the first and second quarters of fiscal 2000, respectively.
-     A favorable $30,000 increase to the third quarter of fiscal year 2000.

Furthermore, it was determined that additional closing adjustments of $2.1 million (net of tax) were necessary, though not related to the matter discussed above. Approximately $1.8 million, net of tax, of these additional items affects fiscal year 2000 -- $673,000 in the first quarter, $504,000 in the second quarter and $588,000 in the third quarter, respectively. Fiscal 1999 earnings were affected by $224,000, a credit of $53,000 was made to 1998 earnings, and a charge of $178,000 was made against the beginning retained earnings of fiscal year 1998 (all items net of tax).

Additionally, a $2.2 million favorable tax adjustment related to fiscal year 1999 was also identified.

Therefore, the restatement (net of tax) to previously issued financial statements will be:

-     $5.8 million against beginning retained earnings for fiscal 1998.
-     $2 million against earnings of fiscal 1998.
-     A favorable $58,000 increase to fiscal year 1999 earnings.
- $704,000, $663,000 and $558,000 against the first, second and third quarter earnings of fiscal year 2000, respectively.

The effect of the restatement on the Consolidated Statement of Income for fiscal years 1999 and 1998 is as follows:


                                                  1999                                      1998
                                    -------------------------------          --------------------------------
                                    AS PREVIOUSLY                            AS PREVIOUSLY
                                      REPORTED          AS RESTATED             REPORTED          AS RESTATED
                                    -------------       -----------          -------------        -----------
TOTAL INTEREST INCOME - (1)           $113,775           $107,809              $101,307              $96,940
TOTAL INTEREST EXPENSE                $ 64,840             64,775                58,139               58,046
                                      --------           --------              --------              -------

NET INTEREST INCOME                     48,935             43,034                43,168               38,894
Provision for loan losses               15,095             14,473                 9,545                9,545
                                      --------           --------              --------              -------
NET INTEREST INCOME AFTER
PROVISION LOAN LOSSES                   33,840             28,561                33,623               29,349
                                      --------           --------              --------              -------
NON-INTEREST INCOME:
 Mortgage banking activities - (1)       5,891              9,124                 4,485                8,563
 Gain on sale of servicing assets           --                 --                 2,707                3,503
 All other non-interest income          23,308             24,829                15,178               15,178
                                      --------           --------              --------              -------
     TOTAL NON-INTEREST INCOME          29,199             33,953                22,370               27,244
                                      --------            --------             --------              -------
NON-INTEREST EXPENSES:
 Compensation and benefits              15,057             15,158                15,071               15,071
 Other non-interest expenses             2,979              5,515                 2,999                6,900
 All other non-interest expenses        14,937             14,937                12,663               12,663
                                      --------           --------              --------              -------
     TOTAL NON-INTEREST EXPENSE         32,973             35,610                30,733               34,634
                                      --------           --------              --------              -------
INCOME BEFORE INCOME TAXES              30,066             26,904                25,260               21,959
                                      --------           --------              --------              -------
Income taxes                             3,418                200                 3,850                2,563
                                      --------           --------              --------              -------
NET INCOME                            $ 26,648           $ 26,704              $ 21,410              $19,396
                                      --------           --------              --------              -------
INCOME PER COMMON SHARE:(1)
  Basic                               $   2.02           $   2.02              $   1.62              $  1.46
  Diluted                             $   1.97           $   1.93              $   1.57              $  1.39



(1) Amounts include reclassification of revenues from interest income to mortgage banking activities which management believes better reflects the nature of the revenues. Amounts reclassified in 1999 and 1998 amounted to $5.0 million and $4.1 million, respectively.

Additionally, the calculation of income per common share for 1999 and 1998 was restated to reflect the inclusion of dilutive potential common shares.

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(Dollars in thousands)

                                                      2000             1999                %           1998
                                              ------------     ------------     ------------   ------------

TABLE 5 - ALLOWANCE FOR LOAN LOSSES SUMMARY
-----------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                             $      9,002     $      5,658             59.1%  $      5,408
 Provision for loan losses                           8,150           14,473            -43.7%         9,545
 Net credit losses -- see table 6                  (10,315)         (11,129)            -7.3%        (9,295)
                                              ------------     ------------     ------------   ------------
   ENDING BALANCE                             $      6,837     $      9,002            -24.1%  $      5,658
                                              ------------     ------------     ------------   ------------

SELECTED DATA AND RATIOS:
 Outstanding at June 30,                      $    608,174     $    577,713              5.3%  $    547,408
                                              ------------     ------------     ------------   ------------
 Recoveries to net charge-off's                       23.1%            17.6%            31.8%          19.1%
                                              ------------     ------------     ------------   ------------
 Allowance coverage ratio
   Total loans                                        1.12%            1.56%           -27.9%          1.03%
                                              ------------     ------------     ------------   ------------
   Non-performing loans                              40.52%           46.06%           -12.0%         35.60%
                                              ------------     ------------     ------------   ------------
   Non-real estate non-performing loans              82.15%           92.23%           -10.9%         61.29%
                                              ------------     ------------     ------------   ------------

TABLE 6 - NET CREDIT LOSSES STATISTICS
------------------------------------------------------------------------------------------------------------

REAL ESTATE
 Charge-offs                                  $        (28)    $         (2)          1300.0%    $       (187)
 Recoveries                                           --                 16           -100.0%              12
                                              ------------     ------------     ------------     ------------
                                                       (28)              14           -300.0%            (175)
                                              ------------     ------------     ------------     ------------
CONSUMER
 Charge-offs                                        (7,415)          (6,020)            23.2%          (5,197)
 Recoveries                                          1,606              932             72.3%             417
                                              ------------     ------------     ------------     ------------
                                                    (5,809)          (5,088)            14.2%          (4,780)
                                              ------------     ------------     ------------     ------------
LEASING
 Charge-offs                                        (4,692)          (7,059)           -33.5%          (5,442)
 Recoveries                                          1,268            1,093             16.0%           1,545
                                              ------------     ------------     ------------     ------------
                                                    (3,424)          (5,966)           -42.6%          (3,897)
                                              ------------     ------------     ------------     ------------
COMMERCIAL AND OTHERS
 Charge-offs                                        (1,287)            (419)           207.2%            (658)
 Recoveries                                            233              330            -29.4%             215
                                              ------------     ------------     ------------     ------------
                                                    (1,054)             (89)          1,084.3%            (443)
                                              ------------     ------------     ------------     ------------
NET CREDIT LOSSES
 Total charge-offs                                 (13,422)         (13,500)            -0.6%         (11,484)
 Total recoveries                                    3,107            2,371             31.0%           2,189
                                              ------------     ------------     ------------     ------------
                                              $    (10,315)    $    (11,129)            -7.3%    $     (9,295)
                                              ------------     ------------     ------------     ------------
NET CREDIT LOSSES TO AVERAGE:
 Real estate                                          0.01%            0.00%                             0.06%
                                              ------------     ------------                      ------------
 Consumer                                             4.64%            4.05%                             4.97%
                                              ------------     ------------                      ------------
 Leasing                                              3.60%            4.83%                             2.59%
                                              ------------     ------------                      ------------
 Commercial and others                                8.68%           -0.03%                             0.45%
                                              ------------     ------------                      ------------
   TOTAL                                              1.79%            1.94%                             1.66%
                                              ------------     ------------                      ------------

AVERAGE:
 Real estate                                       335,353          309,909                           286,823
 Consumer                                          125,199          125,482                            96,223
 Leasing                                            95,012          123,519                            26,486
 Commercial and others                              21,066           13,978                           150,652
                                              ------------     ------------                      ------------
 TOTAL                                        $    576,630     $    572,888                      $    560,184
                                              ------------     ------------                      ------------

ALLOWANCE FOR LOAN LOSSES

As discussed above, The Group's management has the responsibility for establishing the allowance for loan losses and for determining that the allowance is adequate to absorb probable and inherent losses in the loan portfolio at each reporting date. For this purpose, management employs a systematic methodology to estimate the allowance, which incorporates quantitative and qualitative factors.

The principal factors that the Group uses to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with qualitative factors such as: the growth of the loan portfolio, concentrations of credit (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections, general economic conditions and unusual events such as hurricanes.

This methodology that the Group uses follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:

1. PASS - loans considered highly collectible due to their repayment history or current status (to be in this category a loan cannot be than 90 days past due).

2. SPECIAL MENTION - loans with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.

3. SUBSTANDARD - loans inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

4. DOUBTFUL - loans that have all the weaknesses inherent in substandard, with the added characteristic that collection or liquidation in full is highly questionable and improbable.

5. LOSS - loans considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Based on this loan credit risk rating (primarily based on aging), the Group applies an overall reserve percentage to each of the portfolio's aging category based on historical credit losses adjusted for current or expected conditions and trends. This delinquency-based calculation is the starting point for management's determination of the required level of the allowance for loan losses. Other data considered in this determination includes:

     1. vintage analysis generated from the credit scoring system, which provides a history of credit losses by credit score strata and loss projections for the remaining portfolio based on that history;

     2.   overall historical loss trends (one year and three years); and

     3. other information including underwriting standards, economic trends and unusual events such as hurricanes.

Loan loss ratios applied and credit risk categories, are updated on an annual basis and are applied in the context of accounting principles generally accepted in the United States ("GAAP") and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions in Puerto Rico.

At June 30, 2000, the Group's allowance for loan losses amounted to $6.8 million (1.12% of total loans) versus $9.0 million (1.56% of total loans) a year earlier. The decrease in the allowance and its loan coverage ratio was directly related to the divestiture of higher-risk loan portfolios (leasing and personal unsecured). As a result of this sale (completed on July 7, 2000; see notes to the consolidated financial statements), most of the Group's remaining loan portfolio is now comprised of well-secured real estate loans (which have almost no credit loss experience). This improves the Group's asset quality, which reduces both the credit loss exposure and amount of allowance necessary to absorb inherent losses in the loan portfolio.

Net credit losses for fiscal year 2000 totaled $10.3 million (1.79% of average loans). This represents a 7.3% improvement versus $11.1 million (1.94% of average loans) in fiscal year 1999. The lower level of net credit losses experienced during fiscal 2000 was primarily associated with a significant improvement in net credit losses from leases. Tables 5 and 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

In fiscal 2000, net credit losses from consumer loans totaled $5.8 million (4.64% of average consumer loans), 14.2% higher than $5 million (4.05% of average consumer loans) in fiscal 1999. The increase was primarily due to the high level of personal bankruptcies in Puerto Rico combined with the growth of the personal unsecured portfolio.

Personal bankruptcies rose again in Puerto Rico during fiscal 2000, after slightly dropping in fiscal 1999, which is better described as a stabilization of new cases from the explosive rise experienced in 1998. As a response, during the second quarter of fiscal 2000 management changed its lending strategy toward loans collaterized by real estate. In addition, in June 2000 management agreed to sell the personal unsecured and leasing portfolios. A contract to sell these loans was signed with another institution during the month of June 2000 and the transaction was completed on July 7, 2000. This sale is expected to improve the Group's asset quality and to protect its future earnings capacity. It also enables the Group to concentrate on trust, money management, brokerage, mortgage originations, secured personal lending and deposit accounts with the highest earnings potential.

Net credit losses from leases totaled $3.4 million (3.60% of average leases) in fiscal 2000, 42.6% lower than $6 million (4.83% of average leases) a year earlier. This significant improvement was the positive result from tighter underwriting standards and collection procedures implemented last year in the leasing area. In addition, it demonstrates the purging of the lease portfolio throughout fiscal 1999 due to unprecedented levels of personal bankruptcies and Hurricane Georges (which hit Puerto Rico in September 1998) adversely affecting the island's consumer economy.

Commercial and other (mainly overdrafts) net credit losses increased to $1.1 million in fiscal 2000, from $89,000 in fiscal 1999. Real estate loans net credit losses totaled $28,000 versus a $14,000 net credit gain in fiscal 1999.

NON-PERFORMING ASSETS

The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 8). At June 30, 2000, the Group's asset quality improved as non-performing assets totaled $17.8 million (0.96% of total assets) versus $20.4 million (1.30% of total assets) at the end of fiscal 1999. The decrease was principally due to a lower level of non-performing loans, mainly non-performing real estate loans and financing leases. This improvement stems from tighter underwriting standards and collection procedures implemented, as previously explained.

At June 30, 2000, the allowance for loan losses to non-performing loans coverage ratio was 40.52% (46.06% in 1999). However, excluding the lower-risk real estate mortgage loans, the ratio comes to a much more comfortable 82.15% (92.23% in 1999). Detailed information concerning each of the items that comprise non-performing assets follows:

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2000, 1999 and 1998
(Dollars in thousands)

                                                   2000          1999            %              1998
                                              ------------   ------------   ------------    ------------

    TABLE 7 - LOAN LOSS RESERVE BREAKDOWN ( AS OF JUNE 30,):
    ------------------------------------------------------------------------------------------------------

Consumer                                      $      1,354   $      4,186         -67.7%    $      1,494
Financing leases                                     4,519          4,282           5.5%           3,838
Commercial and other                                   376            461         -18.4%             207
                                              ------------   ------------   ------------    ------------
  Non-real estate                                    6,249          8,929         -30.0%           5,539
  Real estate                                          588             73         705.5%             119
                                              ------------   ------------   ------------    ------------
                                              $      6,837   $      9,002         -24.1%    $      5,658
                                              ============   ============   ============    ============


    TABLE 8 - NON-PERFORMING ASSETS ( AS OF JUNE 30,):
    ------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS
 Non-performing loans                               16,875          19,542          -13.6%         15,895
 Foreclosed real estate                                398             383            3.9%            413
 Repossessed autos                                     552             438           26.0%            951
 Repossessed equipment                                   2              46          -95.7%            344
                                              ------------    ------------    ------------   ------------
                                              $     17,827    $     20,409          -12.7%   $     17,603
                                              ============    ============    ============   ============

NON-PERFORMING LOANS TO
  Total loans                                        2.78%           3.38%          -17.9%          2.90%
                                              ------------    ------------    ------------   ------------
  Total assets                                       0.96%           1.29%          -25.4%          1.35%
                                              ------------    ------------    ------------   ------------
  Total capital                                     15.12%          17.55%          -13.8%         17.74%
                                              ------------    ------------    ------------   ------------

    TABLE 9 - NON-PERFORMING LOANS ( AS OF JUNE 30,):
    ------------------------------------------------------------------------------------------------------------

NON-PERFORMING LOANS
 Consumer                                     $      1,544    $        942           63.9%    $        713
 Financing leases                                    5,878           7,652          -23.2%           7,879
 Commercial                                            901           1,166          -22.7%             640
                                              ------------    ------------    ------------    ------------
   Non-real estate                                   8,323           9,760          -14.7%           9,232
   Real estate                                       8,552           9,782          -12.6%           6,663
                                              ------------    ------------    ------------    ------------
                                              $     16,875    $     19,542          -13.6%    $     15,895
                                              ============    ============    ============    ============

NON-PERFORMING LOANS COMPOSITION
 Consumer                                             9.1%            4.8%           89.8%            4.5%
 Financing leases                                    34.8%           39.2%          -11.0%           49.6%
 Commercial                                           5.3%            6.0%          -10.5%            4.0%
                                              ------------    ------------    ------------    ------------
   Non-real estate                                   49.3%           49.9%           -1.2%           58.1%
   Real estate                                       50.7%           50.1%            1.2%           41.9%
                                              ------------    ------------    ------------    ------------
                                                    100.0%          100.0%            0.0%          100.0%
                                              ============    ============    ============    ============

Real estate loans are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans which are in process of collection, and are charged-off based on the specific evaluation of the underlying collateral. At June 30, 2000, the Group's non-performing real estate loans totaled $8.6 million (50.7% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management believes that no significant losses will be incurred on this portfolio.

Commercial business loans are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the collateral underlying the loan. At June 30, 2000, the Group's non-performing commercial business loans amounted to $901,000 (9.1% of the Group's non-performing loans). Of the total balance, $836,000 (8 loans) is guaranteed by real estate.

Finance leases are placed on non-accrual status when they become 90 days past due unless well secured by collateral. At June 30, 2000, the Group's non-performing auto and equipment leases portfolio amounted to $5.9 million (34.8% of the Group's total non-performing loans). The underlying collateral secures these financing leases, mainly consist of vehicles.

Consumer loans are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent by 120 days. This write-off policy (which follows the guidelines established by the Federal Deposit Insurance Corporation's Uniform Retail Credit Classification and Account Management Policies), was adopted in fiscal 1998. Consumer net credit losses for fiscal 1999 included $1.7 million as a result of this change. At June 30, 2000, the Group's non-performing consumer loans amounted to $1.5 million (9.1% of the Group's total non-performing loans).

Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure and any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposal cost is charged to operations. Management actively seeks prospective buyers for these foreclosed real estate properties.

Other repossessed assets are initially recorded at estimated net realizable value. At June 30, 2000, the inventory of repossessed automobiles consisted of 32 units amounting to $551,638 ($17,240 average per unit).

FINANCIAL CONDITION

GROUP'S ASSETS

At June 30, 2000, the Group's total assets totaled $1.851 billion, up 17.6% when compared to $1.574 billion a year ago. At the same date, interest-earning assets reached $1.781 billion (96.2% of total assets), up 17.5% versus $1.515 billion (96.3% of total assets) a year earlier. An expansion in the Group's investment portfolio, particularly mortgage-backed securities, made both increases possible. (see Table 10).

Investments (Oriental's largest interest-earning assets component) mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At June 30, 2000, the Group's investment portfolio is of high quality. Approximately 98% is rated AAA and it generates a significant amount of tax-exempt interest which lowers the Group's effective tax rate (see Table 10 and Note 3 of the attached Consolidated Financial Statements).

The Group continued to experience a significant growth in investments during fiscal 2000, which grew to $1.179 billion, up 24.6% from $946.4 million a year earlier. This growth was concentrated in mortgage-backed securities, followed by increases in U.S. and P.R. Government securities. Mortgage-backed securities rose 26.7% to $882.5 million (74.8% of the total portfolio) from $696.3 million (73.6% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities. U.S. and P.R. Government securities increased 25.5% to $262.4 million (22.2% of the total portfolio) from $209.1 million (22.1% of the total portfolio) reported for fiscal year 1999.

At June 30, 2000, Oriental's loan portfolio, the second largest category of the Group's interest-earning assets, amounted to $607.7 million, up 5.2% from the $577.7 million reported a year ago. Expansions of the real estate and commercial loans portfolios led this increase. Table 10 presents the Group's loan portfolio composition and mix at the end of the periods analyzed. See also note 6 of the attached Consolidated Financial Statements.

The Group's real estate loan portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At June 30, 2000, the real estate loan portfolio amounted to $387.6 million (63.8% of the loan total portfolio), a 15.8% increase when compared to $334.6 million (57.9% of the loan's portfolio) a year earlier. This growth was achieved despite the sale of over $85 million in residential loans as management took advantage of market conditions to convert mortgage loans into mortgage-backed securities.

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2000, 1999 and 1998
(Dollars in thousands)


                                                    ----------------------------------------------    ------------
                                                     JUNE 30,          JUNE 30,        VARIANCE          JUNE 30,
                                                       2000              1999              %              1998
                                                    ------------     ------------     ------------    ------------

TABLE 10 -  BANK ASSETS SUMMARY AND COMPOSITION
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS:
 Mortgage-backed securities and CMOs                $    882,455     $    696,252            26.7%    $    402,703
 U.S. and P.R. Government securities                     262,372          209,090            25.5%         283,248
 FHLB stock and other investments                         34,657           41,069           -15.6%          20,584
                                                    ------------     ------------     ------------    ------------
                                                       1,179,484          946,411            24.6%         706,535
                                                    ============     ============     ============    ============
LOANS:
 Real estate                                             387,629          334,649            15.8%         287,859
 Consumer                                                 19,698          122,212           -83.9%         102,515
 Financing leases                                          8,785          110,297           -92.0%         141,113
 Commercial and auto                                      24,117           10,555           128.5%          15,921
                                                    ------------     ------------     ------------    ------------
                                                         440,229          577,713           -23.8%         547,408
 Consumer loans and leases under contract-to-sell        167,486             --             100.0%            --
                                                    ------------     ------------     ------------    ------------
                                                         607,715          577,713             5.2%         547,408
 Allowance for loan losses                                (6,837)          (9,002)          -24.1%          (5,658)
                                                    ------------     ------------     ------------    ------------
                                                         600,878          568,711             5.7%         541,750
                                                    ============     ============     ============    ============

  TOTAL INTEREST-EARNING ASSETS                        1,780,362        1,515,122            17.5%       1,248,285
Non-interest earning assets                               69,872           65,631             6.5%          53,074
                                                    ------------     ------------     ------------    ------------
  TOTAL ASSETS                                      $  1,850,234     $  1,580,753            17.0%    $  1,301,359
                                                    ============     ============     ============    ============

INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMOs                       74.8%            73.6%                            57.0%
 U.S. and P.R. Government securities                       22.2%            22.1%                            40.1%
 FHLB stock and other investments                           3.0%             4.3%                             2.9%
                                                    ------------     ------------                     ------------
                                                          100.0%           100.0%                           100.0%
                                                    ============     ============                     ============
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                               63.8%            57.9%                            52.6%
 Consumer                                                   3.2%            21.2%                            18.7%
 Financing leases                                           1.4%            19.1%                            25.8%
 Commercial and auto                                       31.6%             1.8%                             2.9%
                                                    ------------     ------------                     ------------
                                                          100.0%           100.0%                           100.0%
                                                    ============     ============                     ============


TABLE 11 -  LIABILITIES SUMMARY AND COMPOSITION
---------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand deposits             $    130,919    $    141,544           -7.5%    $    111,397
 Time deposits and IRA accounts               587,931         508,648           15.6%         455,061
                                         ------------    ------------    ------------    ------------
                                              718,850         650,192           10.6%         566,458
 Accrued interest and manager checks            4,831           5,661           14.7%          12,894
                                         ------------    ------------    ------------    ------------
                                              723,681         655,853           10.3%         579,352
                                         ============    ============    ============    ============
BORROWINGS:
 Repurchase agreements                        816,493         596,226           36.9%         416,171
 FHLB funds                                    70,000          68,400            2.3%          74,800
 Term notes and other sources of funds         86,500         106,500          -18.8%         114,588
                                         ------------    ------------    ------------    ------------
                                              972,993         771,126           26.2%         605,559
                                         ============    ============    ============    ============

  TOTAL INTEREST-BEARING LIABILITIES        1,696,674       1,424,621           19.1%       1,184,911
Non interest-bearing liabilities               35,691          39,834          (10.4)%         17,208
                                         ------------    ------------    ------------    ------------
  TOTAL LIABILITIES                      $  1,732,365    $  1,464,455           18.3%    $  1,202,119
                                         ============    ============    ============    ============

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                    18.1%           21.7%                           19.2%
 Time deposits and IRA accounts                 81.2%           77.8%                           78.5%
 Accrued Interest and manager checks             0.7%            0.5%                            2.3%
                                         ------------    ------------                    ------------
                                               100.0%          100.0%                          100.0%
                                         ============    ============                    ============
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                          83.9%           77.3%                           68.7%
 FHLB funds                                      7.2%            8.9%                           12.4%
 Term notes and other sources of funds           8.9%           13.8%                           18.9%
                                         ------------    ------------                    ------------
                                               100.0%          100.0%                          100.0%
                                         ============    ============                    ============

The growth was primarily associated with the Group's new emphasis on personal secured lending (in December 1999, Oriental changed its loans origination strategy towards well-secured loans, primarily residential loans and personal loans with mortgage collateral).

During fiscal 2000, the Group reinforced its commercial banking department to offer collaterized loans to its business customers. This has already started to show positive results as the commercial loans portfolio at June 30, 2000 totaled $24.1 million (4% of the loan portfolio), an increase of 128.5% compared to the $10.5 million reported a year ago.

At June 30, 2000, the consumer loans portfolio (excluding loans held-for-sale (see Note 5 to the Consolidated Financial Statements), which mainly includes margin loans, cash collateral loans and credit lines, totaled $19.7 million (3.2% of the Group's loan portfolio). This represents a 83.9% decrease when compared to the $122.2 million (21% of the Group's loan portfolio) a year ago. The divestiture of the unsecured personal loans portfolio was the main reason for this decline. During the last quarter of fiscal year 2000 the management decided to sell the unsecured personal portfolio to improve its asset quality and focus available resources in more profitable business lines as explained above. These loans were included in other loans under a contract to sell (loans held-for-sale) as the final divestiture was settled during the first week of July 2000.

LIABILITIES AND FUNDING SOURCES

At June 30, 2000, Oriental's total liabilities reached $1.733 billion, 18.3% higher than the $1.464 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.696 billion at the end of fiscal 2000 versus $1.425 billion the year before, a 19.1% increase. A rise in deposit accounts, (mainly IRA deposit accounts) and in borrowed funds (mainly repurchase agreements) drove this growth. Please refer to Table 11 for Liabilities summary and composition.

Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At June 30, 2000, they amounted to $973 million, 26.2% higher than the $771.1 million a year ago. This increase reflects a strong growth of 36.9% in repurchase agreements, which reached $816.5 million compared to $596.2 million reported a year ago. This was necessary to fund the increase in interest-earning assets experienced during the period, particularly investment securities. The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group as well as by certain of the Group's mortgages and investment securities. Table 11 presents the composition of the Group's other borrowings at the end of the periods analyzed.

At June 30, 2000, deposits, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $723.6 million, up 10.3% versus the $655.8 million a year ago. A $79.3 million increase (15.6%) on time deposits and IRA accounts ($63.3 million solely on IRA Accounts) is responsible for most of the growth. This was partially offset by a decrease of $10.7 million (7.5%) in demand and savings deposits. Table 11 presents the composition of the Group's deposits at the end of the fiscal year 2000.

STOCKHOLDERS' EQUITY AND DIVIDENDS

At June 30, 2000, Oriental's total stockholders' equity reached $117.9 million, an increase of 1.4% compared to $116.3 million a year ago. The book value per share increased to $6.84 versus $6.45 a year ago, despite the repurchases of $3.7 million in treasury stock over the last 12 months, and a $4.8 million unfavorable turnaround in the fair value of securities available-for-sale (included as part of accumulated other comprehensive loss). For more on the changes in the Group's stockholders'equity, refer to the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income included in the attached Consolidated Financial Statements.

During fiscal year 2000, the Group repurchased 204,000 common shares bringing to 1.108 million shares (with a cost of $27.1 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2000, the Group's market value for its outstanding stock was $183.3 million ($14.44 per share) versus $309.6 million ($24.13 per share) a year earlier. During fiscal 2000, the Group declared dividends amounting to $7.7 million ($0.600 per share) compared to $7.4 million ($0.563 per share) in fiscal 1999, up 3.9%. For fiscal 2000, the dividend payout ratio and dividend yield were 50.36% and 2.99%, respectively, compared to 28.02% and 1.94%, respectively, in the preceding fiscal year.

Under the regulatory framework for prompt corrective action, banks and bank holding companies which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown on Table 12, the Group significantly exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Group's assets.

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2000, 1999 and 1998
(Dollars in thousands)

                                                        ----------------------------------------------    ------------
                                                         JUNE 30,          JUNE 30,        VARIANCE          JUNE 30,
                                                           2000              1999              %              1998
                                                        ------------     ------------     ------------    ------------

TABLE 12 - CAPITAL, DIVIDENDS AND STOCK DATA
----------------------------------------------------------------------------------------------------------------------
CAPITAL DATA:
 Stockholders' equity                                   $     117,869      $    116,298        1.4%       $  99,240
                                                        -------------      ------------     -------       ---------
 Leverage Capital ( minimum required - 4.00%)                   7.49%             8.30%       -9.7%           7.70%
                                                        -------------      ------------     -------       ---------
 Total Risk-Based Capital (minimum required - 8.00%)           29.29%            24.21%       21.0%          21.68%
                                                        -------------      ------------     -------       ---------
 Tier 1 Risk-Based capital (minimum required - 4.00%)          30.54%            22.95%       33.1%          20.45%
                                                        -------------      ------------     -------       ---------
STOCK DATA:
 Outstanding common shares, net of treasury                    12,697            12,835       -1.1%          13,235
                                                        -------------      ------------     -------       ---------
 Book value                                             $        6.64      $       6.45        3.0%       $    7.50
                                                        -------------      ------------     -------       ---------
 Market Price at end of period                          $       14.44      $      24.13      -40.2%       $   27.66
                                                        -------------      ------------     -------       ---------
 Market capitalization                                  $     183,316      $    309,644      -40.8%       $ 362,255
                                                        -------------      ------------     -------       ---------
DIVIDEND DATA:
 Dividends declared                                     $       7,657      $      7,369        3.9%       $   5,442
                                                        -------------      ------------     -------       ---------
 Dividends declared per share                           $       0.600      $      0.563        6.6%       $   0.413
                                                        -------------      ------------     -------       ---------
 Payout ratio                                                  50.36%            28.02%       79.7%          25.42%
                                                        -------------      ------------     -------       ---------
 Dividend yield                                                 2.99%             1.94%       54.1%           1.69%
                                                        -------------      ------------     -------       ---------


The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

                                                          ---------------------------------
                                                                        PRICE                ----------
                                                          ---------------------------------   DIVIDEND
                                                                HIGH             LOW         PER SHARE
                                                          ---------------  ----------------  ----------
FISCAL 2000:
June 30, 2000                                             $     19.31       $     13.18      $    0.150
                                                          -----------       -----------      ----------
March 31, 2000                                            $     26.00       $     17.75      $    0.150
                                                          -----------       -----------      ----------
December 31, 1999                                         $     23.87       $     19.69      $    0.150
                                                          -----------       -----------      ----------
September 30, 1999                                        $     28.00       $     21.50      $    0.150
                                                          -----------       -----------      ----------
FISCAL 1999:
June 30, 1999                                             $     29.87       $     24.13      $    0.150
                                                          -----------       -----------      ----------
March 31, 1999                                            $     29.63       $     27.50      $    0.150
                                                          -----------       -----------      ----------
December 31, 1998                                         $     32.00       $     28.00      $    0.150
                                                          -----------       -----------      ----------
September 30, 1998                                        $     32.26       $     28.84      $    0.113
                                                          -----------       -----------      ----------
FISCAL 1998:
June 30, 1998                                             $     34.60       $     27.66      $    0.113
                                                          -----------       -----------      ----------
March 31, 1998                                            $     29.35       $     24.85      $    0.113
                                                          -----------       -----------      ----------
December 31, 1997                                         $     23.63       $     18.38      $    0.094
                                                          -----------       -----------      ----------
September 30, 1997                                        $     22.28       $     16.95      $    0.094
                                                          -----------       -----------      ----------


TABLE 13 - FINANCIAL ASSETS SUMMARY
-----------------------------------------------------------------------------------------------------------------------
Financial assets:
 Trust assets managed                                     $     1,456,500  $      1,380,200         5.5%   $  1,310,000
 Assets gathered by broker-dealer                                 914,900           885,800         3.3%        741,400
                                                          ---------------  ----------------       ------   ------------
   MANAGED ASSETS                                               2,371,400         2,266,000         4.7%      2,051,400
 Group assets                                                   1,850,200         1,580,800        17.0%      1,301,400
                                                          ---------------  ----------------       ------   ------------
                                                          $     4,221,600  $      3,846,800         9.7%   $  3,352,800
                                                          ===============  ================       ======   ============

GROUP'S FINANCIAL ASSETS

As shown on Table 13, the Group`s total financial assets include both the Group's assets and client assets managed by the trust and brokerage business. As of June 30, 2000, they reached $4.222 billion - up 10% from $3.840 billion a year ago. The Group's financial assets main component are assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

Oriental's second largest financial assets component are assets managed by the trust. The Group's trust division offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At June 30, 2000, total assets managed by the Group's trust division amounted $1.456 billion, 5.5% higher than the $1.380 billion a year ago. This increase was fueled by a solid growth in individual retirement accounts (IRA), the most significant asset managed, which totaled $585 million (up 11%) versus the $527.1 million a year ago.

The other financial asset component are assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At June 30, 2000, total assets gathered by the broker-dealer from its customer investment accounts reached $914.9 million, up 3.3% from $885.8 million a year ago.

YEAR 2000 READINESS DISCLOSURE

The millennium date change did not cause any critical problems to the Group's computers and management information systems, which already had been tested and fully certified as being Y2K compliant under regulatory guidelines.

SELECTED QUARTERLY FINANCIAL DATA

The Table 14 sets forth selected unaudited quarterly information. In management's opinion, all adjustments necessary to fairly present the results of operations of such periods are reflected therein. As disclosed in the restatement section at page F-7 and Note 2 to the Consolidated Financial Statements, the financial information for each of the quarters of fiscal 1999 and the first 3 quarters of fiscal 2000 reported in the respective Form 10-Q's were restated.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is defined as the risk of losses arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Group's primary market risk is interest rate risk.

ASSET/LIABILITY MANAGEMENT

The Group's asset/liability management is the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is composed of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group's sources, uses and pricing of funds. In addition, the Group uses an external consultant to evaluate and monitor its asset/liability position.

The Group has a formal system for interest rate risk management, one that monitors the Group's interest rate risk position primarily through computer simulations of the effect of rising and falling interest rates on net interest income. Two sets of simulations are carried out, both of which cover a two year time horizon: one assuming a flat balance sheet with a constant asset/liability mix and another assuming a balance sheet which grows according to expected loan originations and funding. These simulations also incorporate expected changes in prepayment rates as interest rates rise or fall, repricing characteristics of variable rate assets and liabilities, current and expected lending rates, funding sources and costs. Other factors, which may be potentially important in determining the future growth of net interest income (i.e., planned securitizations and liquidity requirements), are considered in these simulations. The Group also uses one-year GAP analysis as a secondary technique for evaluating interest rate risk.

The Group's interest rate risk position is measured on a quarterly basis and is evaluated by ALCO, which is in charge, among other things, of informing both the Group's management and Board of Directors as to the current levels of interest rate risk and, when necessary, managing the repricing of the Group's assets, liabilities and off-balance sheet contracts to maintain that risk at reasonable and prudent levels.

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(Dollars in thousands)


TABLE 14 -  SELECTED QUARTERLY FINANCIAL DATA (AS RESTATED)
-------------------------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,       YTD
                                                      -------------  ------------   ---------      ---------   ----------
FISCAL 2000
Interest income                                          $ 29,739      $ 31,455      $ 31,931      $ 33,101     $ 126,226
Interest expense                                           17,821        19,746        21,186        22,975        81,728
                                                         --------      --------      --------      --------     ---------
 NET INTEREST INCOME                                       11,918        11,709        10,745        10,126        44,498
Provision for loan losses                                   1,750         1,500         1,500         3,400         8,150
                                                         --------      --------      --------      --------     ---------
 NET CREDIT INCOME                                         10,168        10,209         9,245         6,726        36,348
Non-interest income                                         6,244         6,222         6,495         4,217        23,178
Non-interest expenses                                       8,538         8,799         9,233        13,282        39,852
Provision for income taxes                                    631           298           406        (1,227)          108
                                                         --------      --------      --------      --------     ---------
   NET INCOME                                               7,243         7,334         6,101        (1,112)       19,566
 Less: Dividends on preferred stock                          (597)         (597)         (597)         (596)       (2,387)
                                                         --------      --------      --------      --------     ---------
   NET INCOME AVAILABLE TO COMMON STOCKHOLDERS           $  6,646      $  6,737      $  5,504      $ (1,708)    $  17,179
                                                         ========      ========      ========      ========     =========

PER SHARE DATA:
 Basic                                                   $   0.52      $   0.53      $   0.43      $  (0.13)    $    1.34
                                                         --------      --------      --------      --------     ---------
 Diluted                                                 $   0.50      $   0.51      $   0.42      $  (0.13)         1.31
                                                         --------      --------      --------      --------     ---------
 Average shares and potential shares                       13,305        13,219        13,142        12,981        13,162
                                                         --------      --------      --------      --------     ---------

FISCAL 1999
Interest income                                          $ 25,470      $ 26,032      $ 27,754      $ 28,553     $ 107,809
Interest expense                                           15,912        16,043        16,301        16,519        64,775
                                                         --------      --------      --------      --------     ---------
 NET INTEREST INCOME                                        9,558         9,989        11,453        12,034        43,034
Provision for loan losses                                   2,600         7,217         2,890         1,766        14,473
                                                         --------      --------      --------      --------     ---------
 Net credit income                                          6,958         2,772         8,563        10,268        28,561
Non-interest income                                         6,836        12,656         7,704         6,757        33,953
Non-interest expenses                                       7,746         8,349         9,502        10,013        35,610
Provision for income taxes                                    588        (1,025)          736           (99)          200
                                                         --------      --------      --------      --------     ---------
   NET INCOME                                               5,460         8,104         6,029         7,111        26,704
Less: Dividends on preferred stock                          --            --            --            (350)          (350)
                                                         --------      --------      --------      --------     ---------
   NET INCOME AVAILABLE TO COMMON STOCKHOLDERS           $  5,460      $  8,104      $  6,029      $  6,761     $  26,354
                                                         ========      ========      ========      ========     =========
PER SHARE DATA:
 Basic                                                   $   0.42      $   0.62      $   0.46      $   0.52     $    2.02
                                                         --------      --------      --------      --------     ---------
 Diluted                                                 $   0.41      $   0.59      $   0.44      $   0.50     $    1.93
                                                         --------      --------      --------      --------     ---------
 Average shares and potential shares                       13,473        13,810        13,695        13,418        13,633
                                                         --------      --------      --------      --------     ---------

RECONCILIATION OF RESTATEMENT AMOUNTS
  Net income - as previously reported                    $  6,059      $  6,367      $  6,623      $  7,599     $  26,648
  Net income - restatement effect                            (599)        1,737          (594)         (488)           56
                                                         --------      --------      --------      --------     ---------
  Net income - as restated above                         $  5,460      $  8,104      $  6,029      $  7,111     $  26,704
                                                         --------      --------      --------      --------     ---------

  Basic EPS - as previously reported                     $   0.46      $   0.49      $   0.51      $   0.56     $    2.02
  Basic EPS - restatement effect                            (0.04)         0.13         (0.05)        (0.04)        (0.00)
                                                         --------      --------      --------      --------     ---------
  Basic EPS - as restated above                          $   0.42      $   0.62      $   0.46      $   0.52     $    2.02
                                                         --------      --------      --------      --------     ---------

  Diluted EPS - as previously reported                   $   0.45      $   0.47      $   0.50      $   0.55     $    1.97
  Diluted EPS - restatement effect                          (0.04)         0.12         (0.06)        (0.05)        (0.03)
                                                         --------      --------      --------      --------     ---------
  Diluted EPS - as restated above                        $   0.41      $   0.59      $   0.44      $   0.50     $    1.93
                                                         --------      --------      --------      --------     ---------









TABLE 15 -  INTEREST RATE RISK EXPOSURE
-------------------------------------------------------------------------------------------------------------------------
       CHANGE IN                            EXPECTED       AMOUNT         PERCENT
       INTEREST RATE                        NII (1)        CHANGE         CHANGE
       -------------                        --------       ------         --------
 BASE SCENARIO

 Flat                                       $24,905       $    --         $   0.00%

 + 200 Basis points                          19,180        (5,725)          (22.99)%
                                            --------      -------         --------
 - 200 Basis points                         $30,099         5,194            20.86 %
                                            --------      -------         --------

                                            --------      -------         --------
 GROWTH SCENARIO

 Flat                                       $32,084       $    --         $   0.00%

 + 200 Basis points                          26,358        (5,726)          (17.85)%
                                            --------      -------         --------
 - 200 Basis points                         $41,186       $ 9,102            28.37 %
                                            --------      -------         --------

                                            --------      -------         --------


TABLE 16 -  CASH FLOW DATA
-------------------------------------------------------------------------------------------------------------------------

                                                              FOR THE YEARS ENDED JUNE 30,
                                                           ---------------------------------     -----------
                                                           2000          1999          1998      CUMMULATIVE
                                                           ------       -------        -----     -----------

Net cash provided (used)
  Operating activities                                     38,736       144,296        57,944       240,976
  Investing activities                                   (297,296)     (384,268)     (296,545)     (978,109)
  Financing activities                                    256,460       259,761       217,152       733,373
                                                         --------      --------      --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (2,100)       19,789       (21,449)       (3,760)
Cash and cash equivalents at beginning of year             35,933        16,144        37,593        37,593
                                                         --------      --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   33,833        35,933        16,144        33,833
                                                         ========      ========      ========      ========

The Group's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

INTEREST RATE RISK AND SENSITIVITY

The Group's profitability depends largely on its net interest income, which is the difference between its interest income on its interest-earning assets and its interest expense on its interest-bearing liabilities. Like most financial institutions, changes in general interest rate levels and other economic factors affect the Group's profitability. If there is a mismatch between the dollar amount of repricing or maturing assets (such as loans) and liabilities (such as time deposits), a financial institution is said to have an "interest rate sensitivity gap." A financial institution's interest rate risk arises from an interest rate sensitivity gap. Financial institutions measure this interest rate risk in terms of the ratio of the interest rate sensitivity gap to the institution's total assets. If more assets reprice or mature over a given time frame than liabilities, the financial institution is considered "asset-sensitive." This risk is reflected as a positive gap. Conversely, if more liabilities reprice or mature over a given time frame than assets, the financial institution will be considered "liability-sensitive." This risk is reflected as a negative gap.

An asset-sensitive position (a positive gap) will generally enhance earnings in a rising interest rate environment (because more interest-earning assets will be repriced or replaced at higher interest rates than interest-paying liabilities). In a falling interest rate environment, an asset-sensitive position will generally negatively affect earnings (since more interest-earning assets will be repriced or replaced at lower interest rates than interest-bearing liabilities). Conversely, a liability-sensitive position (a negative gap) will generally enhance earnings in a falling interest rate environment (more interest-bearing liabilities are replaced or repriced at lower rates than interest-earning assets) and negatively impact earnings in a rising interest rate environment (more interest-bearing liabilities will be replaced or repriced at higher rates than interest-earning assets).

The Group has liability-sensitive position, due to its fixed rate and medium-term asset composition (mainly real estate loans and mortgage-backed securities) being funded with shorter-term repricing liabilities (mainly repurchase agreements). To mitigate this mismatch and related inherent risks, the Group has continued its efforts to expand its core deposit base by bidding aggressively for IRA accounts (long-term time deposits). In addition, the Group uses interest rate swaps and caps as a hedging mechanism to offset said mismatch and control interest rate risk exposures with the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates.

At June 30, 2000, the Group had a one-year negative cumulative gap of $275.1 million or 12%. This negative one year gap position, as noted in the table below, has a negative impact on the Group's earnings in a rising interest rate environment. As discussed in the asset/liability section above, the Group uses simulations to measure the effects of changing interest rates on net interest income. Presented below is the Group's interest rate risk exposure at June 30, 2000 based on the aforementioned analysis. Table 15 measures changes in net interest income in 200 basis point increments up or down.

These simulations assume gradual upward or downward movements of interest rates over one year, with the change totaling 200 basis points at the end of the twelve-month period. The balance sheet is divided into groups of similar assets and liabilities in order to simplify the process of carrying out these projections. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, liquidity requirements, and other factors which may be important in determining the future growth of net interest income. Only interest income is included in these projections; profits on the sale of assets are excluded.

These simulations are highly complex, and they use many simplifying assumptions which are intended to reflect the general behavior of the Group over the period in question, but there can be no assurance that actual events will parallel these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates.

In addition, the Group's management may take anticipatory or reactive measures in response to changes in interest rates that are not reflected in the interest rate sensitivity calculation. While the Group has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, there is no assurance that these strategies will be successful.

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

The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term reverse repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, the repayment of maturing deposits and borrowings. A summary of the Group's consolidated cash flows is set forth in Table 16.

Cash flows from operations provided inflows in each of the years in the three-year period ending June 30, 2000. Cash flows from operations during fiscal 2000 decreased versus fiscal 1999 due to the smaller volume of loans held-for-sale sales ($27.8 million versus $92.9 million), enhanced by an increase in trading securities purchases. Cash flows from operations rose during fiscal 1999 compared to fiscal 1998. This was primarily associated to proceeds generated from the higher activity of held-for-sale mortgage loans ($92 million versus $57.9 million) and trading securities (positive inflow of $25.1 million versus a negative effect of $14.2 million in fiscal 1998).

Cash used by investing activities decreased during 2000 when compared to 1999. This was mainly due to the lower purchases of securities ($385.7 million versus $518.4 million in fiscal 1999). During fiscal 1998, they grew compared to 1997. The increase primarily resulted from higher loan funding and greater amount of securities purchases.

Cash provided by financing activities decreased during fiscal 2000 compared to fiscal 1999. The decrease primarily resulted from higher amount of dividends paid in fiscal 2000 ($10.1 million versus $7.3 million, compounded by the $32.3 million in proceeds in May 1999 from the issuance of the preferred stock. These were partially offset by increased securities sold under agreements to repurchase borrowings. Cash provided by financing activities increased in fiscal 1999 versus fiscal 1998. The increase primarily resulted from the net proceeds of the issuance of preferred shares and the larger amount funds captured by securities sold under agreements to repurchase.

At June 30, 2000, the Group's liquidity was deemed appropriate. At such date the Group's liquid assets amounted to $1.273 billion, this includes $63 million available from unused lines of credit with other financial institutions and $102.3 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

IMPACT OF INFLATION AND CHANGES IN PRICES

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of the Group are monetary in nature. As a result, interest rates have a more significant impact on the Group's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Risk and Asset Liability Management".

                                                   ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------



                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Oriental Financial Group Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended June 30, 1999 and 1998, as well as the beginning balance of retained earnings for fiscal year 1998.


PRICEWATERHOUSECOOPERS LLP
San Juan, Puerto Rico
September 29, 2000

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2000 and 1999
(IN THOUSANDS), EXCEPT FOR SHARE INFORMATION

                                                                                                    (as restated)
                                                                                       2000              1999
                                                                                     ---------         --------
ASSETS
---------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                            $   10,322       $     8,060
                                                                                   ----------       -----------

Investments:
 Money market investments                                                              23,511            27,873
 Trading securities, at fair value                                                     64,443            17,307
 Investment securities available-for-sale, at fair value                              282,900           379,894
 Investment securities held-to-maturity, at amortized cost
    (fair value of $770,851; 1999 - $499,234)                                         797,484           508,080
 Federal Home Loan Bank (FHLB) stock, at cost                                          11,146            13,257
                                                                                   ----------       -----------
   TOTAL INVESTMENTS                                                                1,179,484           946,411
                                                                                   ----------       -----------

LOANS:
 Loans held-for-sale, at lower of cost or market                                      180,788            55,206
 Loans receivable, net                                                                420,090           513,505
                                                                                   ----------       -----------
   TOTAL LOANS, NET                                                                   600,878           568,711
                                                                                   ----------       -----------


Accrued interest receivable                                                            13,485            15,502
Foreclosed real estate, net                                                               398               220
Premises and equipment, net                                                            21,706            21,809
Other assets, net                                                                      23,961            20,040
                                                                                   ----------       -----------
TOTAL ASSETS                                                                       $1,850,234       $ 1,580,753
                                                                                   ----------       -----------
                                                                                   ----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand                                                                $  130,919       $   141,544
 Time and IRA accounts                                                                587,931           508,648
                                                                                   ----------       -----------
                                                                                      718,850           650,192
 Accrued interest                                                                       4,831             5,661
                                                                                   ----------       -----------
   TOTAL DEPOSITS                                                                     723,681           655,853
                                                                                   ----------       -----------
BORROWINGS:
 Securities sold under agreements to repurchase                                       816,493           596,226
 Advances and borrowings from FHLB                                                     70,000            68,400
 Term notes and other borrowings                                                       86,500           106,500
                                                                                   ----------       -----------
   TOTAL BORROWINGS                                                                   972,993           771,126
                                                                                   ----------       -----------
Accrued expenses and other liabilities                                                 35,691            37,476
                                                                                   ----------       -----------
TOTAL LIABILITIES                                                                   1,732,365         1,464,455
                                                                                   ----------       -----------
COMMITMENTS AND CONTINGENCIES
                                                                                   ----------       -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation           33,500            33,500
    value; shares issued and outstanding 1,340,000
 Common stock, $1 par value; 20,000,000 shares authorized; shares
    issued 13,805,135 (1999  - 13,738,814)                                             13,805            13,739
 Additional paid-in capital                                                            23,786            23,313
 Legal surplus                                                                         10,578             8,673
 Retained earnings                                                                     79,809            72,186
 Treasury stock, at cost, 1,107,799 shares (1999 - 903,786)                           (27,116)          (23,401)
 Accumulated other comprehensive loss, net of deferred
    taxes of $1,413 (1999 - $107)                                                     (16,493)          (11,712)
                                                                                   ----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                                         117,869           116,298
                                                                                   ----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                        $1,850,234       $ 1,580,753
                                                                                   ----------       -----------
                                                                                   ----------       -----------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
 OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

                                                                                                         As Restated
                                                                                              -------------------------------
                                                                          2000                  1999                   1998
                                                                      ----------              --------              ---------
INTEREST INCOME:
 Loans and leases                                                       $ 55,377              $ 55,596               $ 56,138
 Mortgage-backed securities                                               54,583                36,970                 23,874
 Investment securities                                                    15,756                14,812                 16,575
 Money market investments                                                    510                   431                    353
                                                                      ----------              --------              ---------
   TOTAL INTEREST INCOME                                                 126,226               107,809                 96,940
                                                                      ----------              --------              ---------


INTEREST EXPENSE:
 Deposits                                                                 31,423                28,785                 25,968
 Securities sold under agreements to repurchase                           41,116                25,923                 19,216
 Other borrowed funds and interest rate risk management                    9,189                10,067                 12,862
                                                                      ----------              --------              ---------
   TOTAL INTEREST EXPENSE                                                 81,728                64,775                 58,046
                                                                      ----------              --------              ---------

NET INTEREST INCOME                                                       44,498                43,034                 38,894
Provision for loan losses                                                  8,150                14,473                  9,545
                                                                      ----------              --------              ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       36,348                28,561                 29,349
                                                                      ----------              --------              ---------

NON-INTEREST INCOME:
 Trust, money management and brokerage fees                               12,046                10,211                  8,416
 Mortgage banking activities                                               5,891                 9,124                  8,563
 Banking service revenues                                                  4,663                 3,348                  3,123
 Net gain on sale of securities available-for-sale                         1,202                10,460                  1,030
 Trading net activity                                                       (382)                 (184)                   915
 Leasing revenues                                                            956                   994                    981
 Loss on loans under contract-to-sell                                     (1,198)                    -                      -
 Mortgage servicing revenues                                                   -                     -                    713
 Gain on sale of servicing assets                                              -                     -                  3,503
                                                                      ----------              --------              ---------
   TOTAL NON-INTEREST INCOME                                              23,178                33,953                 27,244
                                                                      ----------              --------              ---------

NON-INTEREST EXPENSES:
 Compensation and benefits                                                15,698                15,158                 15,071
 Occupancy and equipment, net                                              6,417                 5,345                  4,151
 Advertising and business promotion                                        3,094                 3,045                  2,602
 Professional and service fees                                             3,216                 2,144                  1,393
 Communications                                                            1,681                 1,496                  1,427
 Taxes other than on income                                                1,920                 1,711                  1,633
 Insurance, including deposit insurance                                      469                   458                    733
 Printing, postage, stationery and supplies                                  826                   738                    724
 Other                                                                     6,531                 5,515                  6,900
                                                                      ----------              --------              ---------
   TOTAL NON-INTEREST EXPENSE                                             39,852                35,610                 34,634
                                                                      ----------              --------              ---------

INCOME BEFORE INCOME TAXES                                                19,674                26,904                 21,959
Income taxes                                                                 108                   200                  2,563
                                                                      ----------              --------              ---------
NET INCOME                                                                19,566                26,704                 19,396
Less: Dividends on preferred stock                                        (2,387)                 (350)                     -
                                                                      ----------              --------              ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                             $ 17,179              $ 26,354               $ 19,396
                                                                      ----------              --------              ---------

INCOME PER COMMON SHARE:
 Basic                                                                  $   1.34              $   2.02               $   1.46
                                                                      ----------              --------              ---------
 Diluted                                                                $   1.31              $   1.93               $   1.39
                                                                      ----------              --------              ---------

Average common shares outstanding                                         12,787                13,051                 13,257
Average potential common share options                                       375                   582                    691
                                                                      ----------              --------              ---------
                                                                          13,162                13,633                 13,948
                                                                      ----------              --------              ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                                                 As Restated
                                                                                              ------------------
                                                                                 2000         1999          1998
                                                                             ---------      ---------      -------
 CHANGES IN STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK:
 Balance at beginning of year                                                $  33,500      $    --        $    --
 Issuance of preferred stock                                                      --           33,500           --
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                       33,500         33,500           --
                                                                             ---------      ---------      ---------
COMMON STOCK:
 Balance at beginning of year                                                   13,739         13,534         13,387
 Stock options exercised                                                            66            205            147
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                       13,805         13,739         13,534
                                                                             ---------      ---------      ---------
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                                                   23,313         23,876         23,234
 Stock options exercised                                                           473            637            642
 Preferred stock issuance costs                                                  --            (1,200)          --
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                       23,786         23,313         23,876
                                                                             ---------      ---------      ---------
LEGAL SURPLUS:
 Balance at beginning of year                                                    8,673          5,908          4,002
 Transfer from retained earnings                                                 1,905          2,765          1,906
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                       10,578          8,673          5,908
                                                                             ---------      ---------      ---------
RETAINED EARNINGS:
 Balance at beginning of year - as previously reported (see Note 2)             79,920         63,756         49,694
 Amount of restatement, net of taxes                                            (7,734)        (7,790)        (5,776)
 Beginning balance - as restated                                                72,186         55,966         43,918
 Net Income                                                                     19,566         26,704         19,396
 Dividends declared on common stock                                             (7,651)        (7,369)        (5,442)
 Dividends declared on preferred stock                                          (2,387)          (350)          --
 Transfer to legal surplus                                                      (1,905)        (2,765)        (1,906)
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                       79,809         72,186         55,966
                                                                             ---------      ---------      ---------
TREASURY STOCK:
 Balance at beginning of year                                                  (23,401)        (6,199)        (1,836)
 Treasury stock purchased                                                       (3,715)       (17,202)        (4,363)
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                      (27,116)       (23,401)        (6,199)
                                                                             ---------      ---------      ---------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
 Balance at beginning of year                                                  (11,712)         6,155            913
 Other comprehensive loss for the year ended, net of taxes                      (4,781)       (17,867)         5,242
                                                                             ---------      ---------      ---------
   BALANCE AT END OF YEAR                                                      (16,493)       (11,712)         6,155
                                                                             ---------      ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                                                   $ 117,869      $ 116,298      $  99,240
                                                                             ---------      ---------      ---------
                                                                             ---------      ---------      ---------

 COMPREHENSIVE INCOME:
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                   $  19,566      $  26,704      $  19,396
                                                                             ---------      ---------      ---------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
 Unrealized loss on securities arising during the period                        (5,875)       (27,918)         4,449
 Realized gains included in net income                                           1,202         10,460          1,030
 Income tax expense related to items of other comprehensive income                (108)          (409)          (237)
                                                                             ---------      ---------      ---------
   NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES      (4,781)       (17,867)         5,242
                                                                             ---------      ---------      ---------

COMPREHENSIVE INCOME                                                         $  14,785      $   8,837      $  24,638
                                                                             ---------      ---------      ---------
                                                                             ---------      ---------      ---------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
 OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                                                        As Restated
                                                                                                   ----------------------
                                                                                     2000          1999             1998
                                                                                 ----------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $  19,566      $  26,704      $  19,396
                                                                                 ----------      ---------      ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred loan origination fees and costs                             346            282            135
   Amortization of premiums and accretion of discounts on investment securities         275          1,818          1,157
   Depreciation and amortization of premises and equipment                            3,767          2,894          2,498
   Provision for loan losses                                                          8,150         14,473          9,545
   Gain on sale of securities                                                        (1,202)       (10,460)        (1,030)
   Loss on loans under contract-to-sell                                               1,198           --             --
   Gain on sale of servicing assets                                                    --             --           (3,503)
   Mortgage banking activities                                                       (5,891)        (9,124)        (8,563)
   Proceeds from sale of loans held-for-sale                                         27,795         92,871         57,904
   Increase (decrease) in accrued expenses and other liabilities                     (1,785)        11,215         (1,759)
   Net (increase) decrease in:
     Trading securities                                                             (11,422)        25,133        (14,200)
     Accrued interest receivable                                                      2,017         (2,175)          (976)
     Other assets                                                                    (2,614)        (9,335)        (2,660)
                                                                                 ----------      ---------      ---------
       TOTAL ADJUSTMENTS                                                             20,634        117,592         38,548
                                                                                 ----------      ---------      ---------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        40,200        144,296         57,944
                                                                                 ----------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale                             (285,033)      (513,546)      (296,115)
 Purchases of  investment securities held-to-maturity                              (100,700)        (4,863)          (914)
 Purchases of FHLB stock                                                               (389)          --             --
 Maturities and redemptions of investment securities available-for-sale              35,958         21,884         23,580
 Maturities and redemptions of investment securities held-to-maturity                74,737         70,725         37,297
 Redemption of FHLB stock                                                             2,500           --             --
 Proceeds from sales of investment securities available-for-sale                    104,402        242,121        103,864
 Proceeds from sale of servicing assets                                                --             --           11,855
 Net origination of loans                                                          (126,571)      (195,599)      (173,437)
 Capital expenditures                                                                (3,664)        (4,990)        (2,675)
                                                                                 ----------      ---------      ---------
   NET CASH USED IN INVESTING ACTIVITIES                                           (298,760)      (384,268)      (296,545)
                                                                                 ----------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in:
   Deposits                                                                          67,828         85,554         73,093
   Securities sold under agreements to repurchase                                   220,267        180,055        168,256
   Advances and borrowings from FHLB                                                  1,600         (6,400)       (15,000)
 Repayments of term notes and other borrowings                                      (20,000)        (8,088)          (428)
 Net proceeds from issuance of preferred stock                                         --           32,300           --
 Proceeds from exercise of stock options                                                539            842            789
 Treasury stock acquired                                                             (3,715)       (17,202)        (4,363)
 Dividends paid                                                                     (10,059)        (7,300)        (5,195)
                                                                                 ----------      ---------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                        256,460        259,761        217,152
                                                                                 ----------      ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,100)        19,789        (21,449)
Cash and cash equivalents at beginning of year                                       35,933         16,144         37,593
                                                                                 ----------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  33,833        $35,933      $  16,144
                                                                                 ----------      ---------      ---------

CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                                          $  10,322      $   8,060      $   5,603
 Money market investments                                                            23,511         27,873         10,541
                                                                                 ----------      ---------      ---------
                                                                                  $  33,833      $  35,933      $  16,144
                                                                                 ----------      ---------      ---------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
 Interest paid                                                                    $  79,080      $  62,190      $  55,806
                                                                                 ----------      ---------      ---------
 Income taxes paid                                                                $   1,050      $   3,946      $   2,860
                                                                                 ----------      ---------      ---------
 Investment securities available-for-sale transferred to held-to-maturity         $ 263,793      $ 405,526      $    --
                                                                                 ----------      ---------      ---------
 Real estate loans securitized into mortgage-backed securities                    $  61,340      $  67,500      $ 102,300
                                                                                 ----------      ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

The accounting and reporting policies of the Oriental Financial Group Inc. (the "Group" or, "Oriental") conform with accounting principles generally accepted in the U.S.A. ("GAAP") and with financial services industry practices. The following is a description of the Group's most significant accounting policies:

NATURE OF OPERATIONS

The Group is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has two subsidiaries, Oriental Bank and Trust (the "Bank"), and Oriental Financial Services Corp. (the "Oriental Financial Services"). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. Note 17 to the consolidated financial statements present further information as to the nature of operations of the Group's business segments.

Both the Group and Bank main offices are located in San Juan, Puerto Rico. The Bank operates through nineteen branches located throughout the island and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF).

RESTATEMENT

Financial data for 1999 and prior years have been restated, as applicable, as discussed in Note 2.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. These estimates and assumptions also affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Group considers as cash equivalents all money market instruments with maturities of three months or less at the date of acquisition.

INCOME PER COMMON SHARE

Basic earnings per share excludes potential dilution and is calculated by dividing net income available to common shares (net income reduced by dividends on preferred stock) by the weighted average number of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average common shares are increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Any stock splits are retroactively recognized in all periods presented in the financial statements.

SECURITIES PURCHASED / SOLD UNDER AGREEMENTS TO RESELL / REPURCHASE

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group's policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. Also, the Group sells securities under agreements to repurchase the same or similar securities. The Group retains control over the securities sold under these agreements, accordingly, such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as a liability. The securities underlying the financing agreements remain included in the asset accounts.

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

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at estimated fair value with realized and unrealized changes in fair value included in earnings on the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of interest income.

The Group's investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statement of income. The cost of securities sold is determined on the specific identification method.

INTEREST RATE RISK MANAGEMENT

The Group enters into interest rate exchange agreements in the form of swaps and caps to manage its interest rate risk exposure. Interest rate swaps and caps are not recognized in the consolidated statement of financial condition and are not marked-to-market. The net effect of amounts to be paid or received under interest rate swaps is recorded as an adjustment to interest expense in the period in which realized. Premiums on caps are amortized over the term of the contract. Income or expenses arising from the instruments are recorded in the category appropriate to the related asset or liability.

Swap and cap agreements are designated at inception by the Group's Asset Liability Management Committee ("ALCO") as hedges of the Group's interest rate risk arising from the repricing of repurchase agreements, the Group's main source of short-term borrowing, as well as from certain floating rate advances and notes payable. The floating rate side of the swap and cap agreements is generally 90 days LIBOR-based, which directly correlates with the repricing basis of the repurchase agreements. As part of its periodic assessment of the Group's interest rate risk management strategy, ALCO also monitors the effectiveness of the swap and cap agreements.

In the event that the criteria for hedge accounting (risk reduction, designation, correlation and effectiveness) are not met or if the hedged item matures or is sold, the derivative contract would be marked to market and any gain or loss would be recognized in the period it occurs. In the event of a termination of a derivative contract designated as a hedge, any gain or loss would be deferred and amortized over the remaining term of the original derivative contract or the item hedged.

MORTGAGE BANKING ACTIVITIES AND LOANS HELD-FOR-SALE

From time to time, if conditions so warrant, the Group may sell loans to other financial institutions or securitize conforming mortgage loans into GNMA, FNMA and FHLMC certificates. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. These mortgage and other loans intended for sale are stated at the lower of cost or market and are reported as loans held-for-sale. When these loans are sold or securitized into mortgage-backed securities, a gain or loss is recognized to the extent that the fair value of the securities or cash received exceeds, or is less than, the carrying value of the loans sold.

Servicing rights on mortgage loans held by the Group are sold to another financial institution. The gain on the sale of these rights is determined by allocating the total cost of mortgage loans to be sold to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. This gain is deferred and amortized over the expected life of the loan, unless the loans are sold at which time the deferred gain is taken into income.

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

The Group measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for leases and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgage and consumer loans and auto loans and leases are considered homogeneous and are evaluated collectively for impairment.

SALE OF THE MORTGAGE SERVICING PORTFOLIO

In early fiscal 1998, the Group sold its mortgage servicing portfolio to a local mortgage banking institution. At the date of this transaction, the underlying principal balance of the mortgages in the servicing portfolio and related servicing rights amounted to approximately $550,000,000 and $6,121,000, respectively. The Group recorded a net gain of $3.5 million (after restatment) on this transaction. The mortgage servicing portfolio had generated servicing fees of $713,000 before its was sold.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

Long-lived assets and identifiable intangibles related to those assets to be held and used, except for financial instruments, and mortgage and other servicing rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses in fiscal years 2000, 1999 and 1998.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The Group follows the specific criteria established by Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" to determine when control has been surrendered in a transfer of financial assets. As such, it recognizes the financial assets and servicing assets it controls and the liabilities its has incurred. At the same time, it derecognizes financial assets when control has been surrendered and liabilities when they are extinguished.

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

STOCK OPTION PLAN

As further discussed in Note 3 to the consolidated financial statements, the Group has three stock options plans. These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group's stock at measurement date over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In Oriental's case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available-for-sale. The presentation of comprehensive income required by this statement is set forth in the statement of changes in stockholders' equity and of comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS:

ACCOUNTING FOR DERIVATIVE AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES

This SFAS 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" becomes effective for all fiscal quarters beginning after June 15, 2000. In June 2000, the Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", this statement amends the accounting and reporting standards of SFAS 133 for certain derivatives instruments and certain hedging activities.

SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories:
(a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management is in the process of determining the impact of SFAS 133 on the Group.

TRASNSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The FASB recently issued SFAS 140 "Accounting for transfers and servicing of Financial Assets and Extinguishments of liabilities, a replacement of SFAS 125." SFAS 140 revises the standards for accounting for security transactions and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective on transactions ocurring after March 31, 2000. Management has not yet determined the impact, if any, of this statement in the Group's financial statements.

RECLASSIFICATIONS

Certain minor reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the presentation of the 2000 consolidated financial statements.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------

In August 1998 an employee of Oriental admitted that he had been involved in a scheme to embezzle funds belonging to Oriental for the previous three (3) years. He admitted that he had been manipulating and altering various books and records of the company and intentionally failing to perform reliable account analysis and reconciliations. After firing the employee, the company began an internal investigation assisted by its legal counsel and reported the activity to appropriate regulatory authorities and its fidelity insurance carrier.

During the course of the investigation in fiscal 1999, Oriental discovered that certain other employees had altered various books and records of the company and failed to perform appropriate reconciliations. It also reported those items to the regulatory authorities and to the fidelity insurance carrier. As a result of this discovery, the company broadened the scope of its internal investigation and, in May 1999, engaged its independent accountants to assist it.

Based upon the additional information discovered in the investigation, Oriental filed initial claims with its fidelity insurance carrier for losses in the aggregate amount of $488,194 during the second quarter of fiscal 2000. During the third quarter of fiscal 2000, Oriental reported its discovery of additional alterations of records and deletions of reconciliation items to regulatory authorities and its fidelity insurance carrier and then filed with the fidelity insurance carrier claims for recovery of losses relating to these irregularities in the amount of approximately $9.0 million.

In its interim report on Form 10-Q for the third quarter of 2000, Oriental reported that it had discovered those $9.5 million ($5.8 million net of tax) of losses resulting from the dishonest and fraudulent acts and omissions of several former employees. In addition, it stated that, in consultation with legal counsel, it had concluded that the losses were covered by Oriental's fidelity insurance policy and recovery was considered highly probable.

In July 2000, Oriental's fidelity insurance carrier notified Oriental that it was denying all the the filed claims. This denial triggered Oriental's decision to restate its financial statements. Thereafter, Oriental continued its investigation primarily to determine how the losses should be allocated to prior financial statements. Oriental filed a legal action against the insurance carrier as explained on Note 15 to the consolidated financial statements.

In October 2000, Oriental announced that it had completed the investigation and identified total charges of $12.7 million, net of tax effect. This amount includes $900,000 (net of tax) loss relating to the contract to sell the consumer loans and lease portfolio. With the assistance of its independent accountants, Oriental determined that $9.6 million (net of tax) of the $12.7 million charges was related to events in prior fiscal years and thus would require restatement of previous financial statements. The remaining $3.1 million ($12.7 million less the $9.6 million restatement, both net of tax) was charged in fiscal year 2000. A significant portion ($5.8 million, net of taxes) of the $9.6 million requiring restatement is related to the previously disclosed losses arising from the former employees' actions, and affects fiscal year 1998 and prior periods.

The $9.6 million charges are recognized as follows, net of tax:

- $5.6 million against beginning retained earnings for fiscal 1998.
- $2.1 million against earnings of fiscal 1998.
- $1.9 million against earnings of fiscal 1999.

Furthermore, it was determined that additional closing adjustments of $2.1 million (net of tax) were necessary, though not related to the matter discussed above. Approximately $1.8 million, net of tax, of these additional items affects fiscal year 2000. Fiscal 1999 earnings were affected by $224,000, a credit of $53,000 was made to 1998 earnings, and a charge of $178,000 was made against the beginning retained earnings of fiscal year 1998 (all items net of tax).

Additionally, a $2.2 million favorable tax adjustment related to fiscal year 1999 was also identified.

Therefore, the restatement (net of tax) to previously issued financial statements will be:

- $5.8 million against beginning retained earnings for fiscal 1998.
- $2 million against earnings of fiscal 1998.
- A favorable $58,000 increase to fiscal year 1999 earnings.

The effect of the restatement on the Consolidated Statement of Income for fiscal years 1999 and 1998 is as follows:

                                        1999                          1998
                                   AS PREVIOUSLY                 AS PREVIOUSLY
                                     REPORTED      AS RESTATED      REPORTED     AS RESTATED
                                   -------------   -----------   -------------   ------------

TOTAL INTEREST INCOME - (1)          $113,775        $107,809      $101,307         $96,940

TOTAL INTEREST EXPENSE                 64,840          64,775        58,139          58,046
                                   -------------   -----------   -------------   -----------

NET INTEREST INCOME                    48,935          43,034        43,168          38,894
Provision for loan losses              15,095          14,473         9,545           9,545
                                   -------------   -----------   -------------   -----------
NET INTEREST INCOME AFTER
   PROVISION LOAN LOSSES               33,840          28,561        33,623          29,349
                                   -------------   -----------   -------------   -----------

NON-INTEREST INCOME:
   Mortgage banking activities - (1)    5,891           9,124         4,485          8,563
   Gain on sale of servicing assets        --              --         2,707          3,503
   All other non-interest income       23,308          24,829        15,178          15,178
                                   -------------   -----------   -------------   -----------
   TOTAL NON-INTEREST INCOME           29,199          33,953        22,370          27,244
                                   -------------   -----------   -------------   -----------

NON-INTEREST EXPENSES:
   Compensation and benefits           15,057          15,158        15,071          15,071
   Other non-interest expenses          2,979           5,515         2,999           6,900
   All other non-interest expenses     14,937          14,937        12,663          12,663
                                   -------------   -----------   -------------   -----------
   TOTAL NON-INTEREST EXPENSE          32,973          35,610        30,733          34,634
                                   -------------   -----------   -------------   -----------

INCOME BEFORE INCOME TAXES             30,066          26,904        25,260          21,959
Income Taxes                            3,418             200         3,850           2,563
                                   -------------   -----------   -------------   -----------
NET INCOME                            $26,648         $26,704       $21,410         $19,396
                                   -------------   -----------   -------------   -----------

INCOME PER COMMON SHARE:
                    Basic               $2.02           $2.02         $1.62           $1.46
                  Diluted               $1.97           $1.93         $1.57           $1.39

(1) - Amounts include reclassification of revenues from interest income to mortgage banking activities which management believes better reflects the nature of the revenues. Amounts reclassified in 1999 and 1998 amounted to $5.0 million and $4.1 million, respectively.

Additionally, the calculation of income per common share for 1999 and 1998 was restated to reflect the inclusion of dilutive potential common shares.

NOTE  3 - STOCKHOLDERS' EQUITY:

STOCK SPLITS

Stock splits were retroactively reflected for all periods presented in the accompanying Consolidated Statement of Financial Position and of Changes in Stockholder's Equity and of Comprehensive Income and for all share and per share amounts.

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998. In addition, on August 11, 1997, the Group declared a five-for-four (25%) stock split on common stock held by registered shareholders as of September 30, 1997. Approximately 2,012,000 shares of common stock were distributed on October 15, 1997 as result of this stock split.

TREASURY STOCK

As of June 30, 2000, the Board of Directors (the "Board") had authorized management to repurchase up to 1,417,000 shares. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of shares will be made in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The activity of common shares held by the Group's treasury for the years ended June 30, 2000 and 1999 is set forth below.

                                                              (IN THOUSANDS)
                                 -----------------------------------------------------------------------
                                               2000                                  1999
                                 ---------------------------------     ----------------------------------
                                                      DOLLAR                                  DOLLAR
                                    SHARES            AMOUNT               SHARES             AMOUNT
                                 -------------    ----------------     ---------------     --------------
Beginning of period                     903.8             $23,401               295.3             $6,199
Common shares repurchased               203.9               3,715               608.5             17,202
                                 -------------    ----------------     ---------------     --------------
  END OF PERIOD                       1,107.7             $27,116               903.8            $23,401
                                 =============    ================     ===============     ==============

STOCK OPTIONS

The Group has three stock options plans, the 1988, 1996 and the 1998 Incentive Stock Option Plans ("The Plans"). These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger or reorganization. Stock options vest upon completion of specified years of service. In the case of the stock options granted under the 1996 and 1998 Plan, the contracts include provisions that would accelerate the vesting of the options upon the attainment of certain financial performance goals. The activity in outstanding options for the year ended June 30, 2000 and 1999, is set forth below:

                                                     2000                                    1999
                                     -------------------------------------    ------------------------------------
                                                            WEIGHTED                                  WEIGHTED
                                         NUMBER              AVERAGE             NUMBER                AVERAGE
                                           OF               EXERCISE               OF                 EXERCISE
                                        OPTIONS               PRICE              OPTIONS                PRICE
                                     ---------------    ------------------    ----------------      --------------
Beginning of period                       1,290,815               $ 15.97            1,150,253             $10.34
Options granted                             446,834                 19.13              396,000              26.17
Options exercised                          (66,321)                  8.37            (204,782)               4.24
Options forfeited                         (148,571)                 16.26             (50,656)              15.72
                                     ---------------    ------------------    ----------------      --------------
 END OF PERIOD                            1,522,757                $17.20            1,290,815             $15.97
                                     ===============    ==================    ================      ==============

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2000:

                                                     OUTSTANDING                                       EXERCISABLE
                              ---------------------------------------------------------- ----------------------------------------
                                                                            WEIGHTED                                 WEIGHTED
                                                         WEIGHTED           AVERAGE                                  AVERAGE
                                                         AVERAGE            CONTRACT                                 EXERCISE
     STOCK OPTION PLAN                OPTIONS             PRICE           LIFE (YEARS)           OPTIONS              PRICE
-----------------------------    ------------------   ---------------- ----------------- --------------------   ---------------
1988 PLAN                                  236,036            $5.78                 1.0               116,304              $5.35
1996 PLAN                                  949,887            19.35                 7.5                35,839              11.10
1998 PLAN                                  336,834            19.13                 9.1                     -                  -
                                 ------------------    -------------     ---------------    ------------------    ---------------
                                         1,522,757           $17.20                6.90               152,143              $6.71
                                 ==================    =============     ===============    ==================    ===============

As described in Note 1, the Group uses the intrinsic value based method to account for stock options. Under this method, the stock options compensation recorded in fiscal 2000 amounted $289,000 (1999- $100,000; 1998- $0). The following table presents the Group's net income and earnings per common share assuming the Group had used the fair value method to recognize compensation expenses with respect to the options:

                                                2000                 1999                 1998
                                           ---------------      ----------------     ----------------
COMPENSATION AND BENEFITS:
    Reported                                      $15,698               $15,158              $15,071
                                           ---------------      ----------------     ----------------
    Pro forma                                     $16,534               $15,845              $15,436
                                           ---------------      ----------------     ----------------

NET INCOME:
    Reported                                      $19,566               $26,704              $19,396
                                           ---------------      ----------------     ----------------
    Pro forma                                     $18,730               $26,017              $19,031
                                           ---------------      ----------------     ----------------

BASIC EARNINGS PER SHARE:
    Reported                                        $1.34                $ 2.02                $1.46
                                           ----------------     ----------------     ---------------
    Pro forma                                       $1.28                $ 1.97                $1.44
                                           ---------------      ----------------     ----------------

DILUTED EARNINGS PER SHARE:
    Reported                                        $1.31                 $1.93                $1.39
                                           ----------------     ----------------     ---------------
    Pro forma                                       $1.24                 $1.88                $1.36
                                           ---------------      ----------------     ----------------

The fair value of each option granted in fiscal years 2000, 1999 and 1998 was estimated using the Black-Scholes option pricing model with the following assumptions: (1) - The market price of the stock at the date of fiscal 2000, 1999 and 1998 grants was $22.75, $30.38 and $16.99. The weighted average exercise price of the option was $19.13, $26.17 and $16.99. In the case of fiscal 1999 and 1998 grants, the price of the options granted equaled the quoted market price of the stock. (2) - The expected option term is 7 years.
(3) - The expected volatility is 32% for options granted in fiscal 2000 (1999 -31%, 1998 -30%). (4) - The expected Dividend Yield - 2.64% for options granted in fiscal 2000 (1999 - 1.98%, 1998 - 3.32%). (5) The risk-free interest rate is 5.79% for options granted in fiscal 2000 (1999 - 4.93%, 1998
- 6.12%). (6) - The weighted average fair value of the options granted in 2000 was $8.80 (1999 - $12.04, 1998 - $5.92).

LEGAL SURPLUS

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank's net income for the year be transferred to capital surplus until such surplus equals the greater of 10% of total deposits or paid-in capital. At June 30, 2000, legal surplus amounted to $10,578,000 (1999 - $8,673,000). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from current operating earnings.

PREFERRED STOCK

In May 1999, the Group issued 1,340,000 shares of its 7.125% Noncumulative Monthly Income Preferred Stock, Series A at $25 per share. The Group generated $32,300,000 in net proceeds from this issue for general corporate purposes. The Series A Preferred Stock has the following characteristics: (1) Annual dividends of $1.78125 per share, payable monthly, if declared by the board of directors. Missed dividends are not cumulative, (2) Redeemable at the Group's option beginning on May 30, 2004, (3) No mandatory redemption or stated maturity date and (4) Liquidation value of $25 per share.

REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2000, Oriental meets all capital adequacy requirements to which it is subject.

As of March 31, 2000, the most recent notification from the FDIC, dated August 2000, categorized the Group as a "well capitalized institution" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Group must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the institution's category. The Group's and the Bank's actual capital amounts and ratios of total risk-based capital, Tier 1 risk-based capital and Tier 1 capital at June 30, were as follows:

                                                                                                                    TO BE WELL
                                                                                                                 CAPITALIZED UNDER
                                                                                       FOR CAPITAL               PROMPT CORRECTIVE
                                                               ACTUAL               ADEQUACY PURPOSES            ACTION PROVISIONS
                                                   ----------------------- --------------------------- ---------------------------
                                                                                        (DOLLARS IN THOUSANDS)
                                                   -------------------------------------------------------------------------------
                                                       AMOUNT         RATIO      AMOUNT       RATIO         AMOUNT           RATIO
                                                   --------------- ----------- ----------- ----------- ----------------- ---------
                     GROUP RATIOS
AS OF JUNE 30, 2000
Tier I  Capital ( to Average Assets)                     $134,339        7.49%     $71,717      4.00%          $89,646       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)            $134,339       29.29%     $18,349      4.00%          $27,523       6.00%
Total Capital  ( to Risk-Weighted Assets)                $140,087       30.54%     $36,697      8.00%          $45,871      10.00%

AS OF JUNE 30, 1999
Tier I  Capital ( to Average Assets)                     $127,986        8.30%     $61,710      4.00%          $77,138       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)            $127,986       22.95%     $22,308      4.00%          $33,461       6.00%
Total Capital  ( to Risk-Weighted Assets)                $134,979       24.21%     $44,595      8.00%          $55,744      10.00%

                     BANK RATIOS
AS OF JUNE 30, 2000
Tier I  Capital ( to Average Assets)                      $125,663       7.02%     $71,565      4.00%          $89,456       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)             $125,663      27.55%     $18,247      4.00%          $27,371       6.00%
Total Capital  ( to Risk-Weighted Assets)                 $131,379      28.80%     $36,495      8.00%          $45,618      10.00%

AS OF JUNE 30, 1999
Tier I  Capital ( to Average Assets)                     $127,986        8.29%     $61,729      4.00%          $77,161       5.00%
Tier I  Risk-Based ( to Risk-Weighted Assets)            $127,986       22.93%     $22,330      4.00%          $33,495       6.00%
Total Capital  ( to Risk-Weighted Assets)                $134,986       24.19%     $44,640      8.00%          $55,800      10.00%

NOTE 4 - INVESTMENTS

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at June 30, 2000 and 1999, were as follows:

                                                                              JUNE 30, 2000 ( IN THOUSANDS)
                                         ------------------------------------------------------------------------------------------
                                                                   GROSS             GROSS                                AVERAGE
                                            AMORTIZED          UNREALIZED          UNREALIZED            FAIR             WEIGHTED
                                               COST                GAINS             LOSSES             VALUE              YIELD
                                         ------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                            $87,710               $3             $4,979            $82,734           5.18%
US Government agencies securities                 104,482                -              3,842            100,640           6.81%
Other debt securities                               4,417                -                 66              4,351           8.32%
PR Government securities                              465                5                 19                451           6.19%
CMOs                                                  212                -                  -                212           5.78%
FNMA and FHLMC certificates                        56,743              100                 99             56,744           8.00%
GNMA certificates                                  37,875              154                261             37,768           7.62%
                                         -----------------    -------------    ---------------    ---------------    ------------
                                                  291,904              262              9,266            282,900           6.65%
FHLB stock                                         11,146                -                  -             11,146           6.27%
                                         -----------------    -------------    ---------------    ---------------    ------------
                                                 $303,050             $262             $9,266           $294,046           6.66%
                                         =================    =============    ===============    ===============    ============
HELD-TO-MATURITY
PR Government securities                            3,551                3                 24              3,530           7.89%
US Government agencies securities                   9,993                -                457              9,536           6.46%
CMOs                                              110,967                -              6,316            104,651           6.52%
Other debt securities                               4,864                -                  -              4,864           8.32%
FNMA and FHLMC certificates                       295,039               54             11,601            283,492           6.61%
GNMA certificates                                 373,070              469              8,761            364,778           7.19%
                                         -----------------    -------------    ---------------    ---------------    ------------
                                                  797,484              526             27,159            770,851           6.88%
                                         =================    =============    ===============    ===============    ============
                                               $1,100,534             $788            $36,425         $1,064,897           6.82%
                                         =================    =============    ===============    ===============    ============

                                                                       JUNE 30, 1999 ( IN THOUSANDS)
                                         -------------------------------------------------------------------------------------------
                                                                   GROSS             GROSS                              AVERAGE
                                            AMORTIZED          UNREALIZED          UNREALIZED           FAIR           WEIGHTED
                                               COST                GAINS             LOSSES            VALUE             YIELD
                                         -------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                           $105,343              $ 130            $ 3,875         $101,598             5.33%
US Government agencies securities                  75,820                  -              1,321           74,499             6.79%
PR Government securities                           20,160                423                 11           20,572             8.71%
FNMA and FHLMC certificates                       125,584                 40              2,653          122,971             6.67%
GNMA certificates                                  60,128                871                745           60,254             6.93%
                                         -----------------     --------------    ---------------    -------------    --------------
                                                  387,035              1,464              8,605          379,894             6.47%
                                                                                                                     --------------
FHLB stock                                         13,257                  -                  -           13,257             6.74%
                                         -----------------     --------------    ---------------    -------------    --------------
                                                  400,292              1,464              8,605          393,151             6.48%
                                         =================     ==============    ===============    =============    ==============
HELD-TO-MATURITY
PR Government securities                            3,563                  -                 33            3,530             7.40%
CMOs                                              119,497                  -              2,365          117,132             6.67%
Other debt securities                               4,863                  -                  -            4,863             8.58%
FNMA and FHLMC certificates                       200,708                321              4,404          196,625             6.70%
GNMA certificates                                 179,449                796              3,161          177,084             6.59%
                                         -----------------     --------------    ---------------    -------------    --------------
                                                  508,080              1,117              9,963          499,234             6.68%
                                         =================     ==============    ===============    =============    ==============
                                                 $908,372             $2,581            $18,568         $892,385             6.59%
                                         =================     ==============    ===============    =============    ==============

The amortized cost and estimated fair value of the Group's investment securities at June 30, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      (IN THOUSANDS)
                       ----------------------------------------------------------------------------------------------------------
                             AVAILABLE-FOR-SALE                    HELD-TO-MATURITY                             TOTAL
                       --------------------------------    ---------------------------------    ---------------------------------
                         AMORTIZED            FAIR           AMORTIZED            FAIR             AMORTIZED            FAIR
                           COST              VALUE              COST              VALUE              COST              VALUE
                       --------------------------------    ---------------------------------    ---------------------------------
Within 1 year                $    49           $    50           $  9,993           $ 9,536            $ 10,042            $9,586
After 1 to 5 years             3,915             3,860              1,063             1,068               4,978             4,928
After 5 to 10 years          188,852           180,111             20,621            20,599             209,473           200,710
After 10 years                99,088            98,879            765,807           739,648             864,895           838,527
FHLB stock                         -                 -                  -                 -              11,146            11,146
                       --------------     -------------    ---------------    --------------    ----------------  ----------------
                            $291,904          $282,900           $797,484          $770,851          $1,100,534        $1,064,897
                       ==============     =============    ===============    ==============    ================  ================

The category of securities held-to-maturity due after ten years includes $49,826,000 (1999 - $52,610,000), of certain Puerto Rico GNMA serial certificates with an average expected life of 4 to 6 years.

Proceeds from the sale of investment securities available-for-sale during fiscal 2000 totaled $104,402,000 (1999 - $242,121,000; 1998 - $103,864,000). Gross
realized gains and losses on those sales during fiscal 2000 were $1,249,000 and $47,000, respectively (1999 -$10,515,000 and $55,000; 1998 - $1,180,000 and
$150,000).

The Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity at June 30, 2000 and 1999. For the years ended on June 30, 2000 and 1999, the fair value of these investments represented 15% and 19% of stockholders' equity, respectively. At June 30, 2000, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $17,686,000 (1999 - $23,723,000) and $17,652,000 (1999 - $24,102,000), respectively. At June 30,
2000, $13,670,000 (1999 -$18,456,000) of these investments was an AAA-rated
Puerto Rico municipal bond collateralized with mortgage-backed securities.

After a thorough evaluation of the Group's investment portfolio, the Group transferred available-for-sale securities (at fair value) of $263,793,000 (1999
- $405,526,000) to the held-to-maturity portfolio. The unrealized net holding loss on these securities at the date of the transfer of $4,858,000 (1999 - $4,571,000) remained as part of accumulated other comprehensive income within stockholders' equity and is being amortized over the remaining life of the securities as an adjustment to yield.

MONEY MARKET INVESTMENTS:

At June 30, the Group's money market investments were comprised of:

                                                                                      ( IN THOUSANDS)
                                                                        -----------------------------------------
                                                                                2000                   1999
                                                                        ------------------    -------------------
Securities purchased under agreements to resell                                   $     -                $24,350
Time deposits with other banks                                                      1,350                      -
Money market accounts and other short-term investments                             22,161                  3,523
                                                                        ------------------    -------------------
                                                                                  $23,511                $27,873
                                                                        ==================    ===================

At June 30, 1999, the securities purchased under agreements to resell included in money market investments were collateralized by FNMA certificates with an estimated market value of $24,836,000. These securities were in the Group's possession and the counterparty retained effective control over the collateral.

TRADING SECURITIES:

A summary of trading securities owned by the Group at June 30, is as follows:


                                                        ( IN THOUSANDS)
                                              -----------------------------------------
                                                    2000                   1999
                                              ------------------    -------------------
     US Treasury securities                             $42,734                $ 3,527
     PR Government securities                            13,513                      -
     Mortgage-backed securities                           6,058                 11,278
     CMO residuals, interest only                         2,138                  2,502
                                              ------------------    -------------------
                                                        $64,443                $17,307
                                              ==================    ===================

At June 30, 2000, the Group's trading portfolio weighted average yield was 7.49% (1999 - 7.79%).

NOTE 5 - PLEDGED ASSETS:

At June 30, 2000, residential mortgage loans amounting to $254,312,000 (1999
- $100,509,000), and investments securities totaling $1,062,000,000 (1999 -
$737,448,000) were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the FHLB, term notes and interest rate swap agreements.

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within four main categories: mortgage, commercial, consumer and leasing. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and personal loans. The composition of the Group's loan portfolio at June 30, was as follows:


                                                                       ( IN THOUSANDS)
                                                           ----------------------------------------
                                                                  2000                 1999
                                                           --------------------- ------------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                      $331,150           $257,936
     Non-residential real estate loans                                   4,974              6,531
     Home equity loans and secured personal loans                       40,306             16,278
                                                           --------------------- ------------------
                                                                       376,430            280,745
     Less: Deferred loan fees, net                                      (2,103)            (1,302)
                                                           --------------------- ------------------
                                                                       374,327            279,443
                                                           ===================== ==================
OTHER LOANS:
     Commercial  and auto loans                                         24,117             10,554
     Personal consumer loans and credit lines                           19,698            122,213
     Financing leases, net of unearned interest                          8,785            110,297
                                                           --------------------- ------------------
                                                                        52,600            243,064
                                                           ===================== ==================

LOANS RECEIVABLE                                                       426,927            522,007
Allowance for loan losses                                               (6,837)            (9,002)
                                                           --------------------  ------------------
LOANS RECEIVABLE, NET                                                  420,090            513,505
Loans held-for-sale                                                    180,788             55,206
                                                           --------------------  ------------------
TOTAL LOANS, NET                                                      $600,878           $568,711
                                                           ====================  ==================

At June 30, 2000, residential mortgage loans held-for-sale amounted to $13,302,000 (1999 - $55,206,000). All mortgage residential loans originated and sold during fiscal 2000 were sold based on pre-established commitments or at market values. In fiscal 2000, the Group recognized gains of $5,891,000, (1999 -$9,124,000; 1998 - $8,563,000) in these sales which are included in the statement of income as part of mortgage banking activities.

On July 7, 2000, the Group sold its non-delinquent unsecured personal loans and lease portfolios to a local financial institution. At June 30, 2000 these loans were under a contract to sell, thus they were valued by reference to the contracted price. A loss of $1.2 million was recorded in fiscal 2000 in connection with this contract.

At June 30, 2000, loans on which the accrual of interest has been discontinued amounted to approximately $16,875,000 (1999 -$19,542,000). The gross interest income that would have been recorded in fiscal 2000 if non-accrual loans had performed in accordance with their original terms amounted to approximately $1,692,000 (1999 - $2,041,000; 1998 - $2,138,000).

ALLOWANCE FOR LOAN LOSSES

The Group's management has the responsibility for establishing the allowance for loan losses and for determining that the allowance is adequate to absorb probable and inherent losses in the loan portfolio at each reporting date. For this purpose, management employs a systematic methodology to estimate the allowance, which incorporates quantitative and qualitative factors. Management documents the policies, procedures and assumptions surrounding the determination of the allowance at least on a quarterly basis. The principal factors used to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with the qualitative factors such as the growth of the loan portfolio, concentrations of credit (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, effects of any changes in lending policies and procedures, including underwriting standards, collections and credit scoring systems, as well as the general economic environment in the market. Various regulatory agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses as well as the methodology followed. Such agencies may require the Group to recognize changes to the allowance based on their judgment of information available at the time of their examinations.

These factors are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions in Puerto Rico. The changes in the allowance for loan losses for the last three fiscal years ended June 30, were as follows:


                                                                      (IN THOUSANDS)
                                               --------------------------------------------------------------
                                                       2000                 1999                 1998
                                               --------------------- --------------------  ------------------
BALANCE AT BEGINNING OF PERIOD                             $ 9,002              $ 5,658             $ 5,408

  Provision for loan losses                                  8,150               14,473               9,545

  Loans charged-off                                       (13,422)             (13,499)            (11,484)

  Recoveries                                                 3,107                2,370               2,189
                                               --------------------- --------------------  ------------------
BALANCE AT END OF PERIOD                                   $ 6,837              $ 9,002             $ 5,658
                                               ===================== ====================  ==================

As described in Note 1, the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2000 and 1999, the Group determined that no specific impairment reserve was required for those loans evaluated for impairment.

CONCENTRATION OF RISK:

Substantially all loans in the Group are to residents in Puerto Rico, therefore, it is susceptible to events affecting Puerto Rico's economy. The vast majority of the loans are well collateralized, thus reducing the risk of potential losses.

NOTE 7 - NON-INTEREST EARNING ASSETS
PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:


                                                             USEFUL LIFE                       (IN THOUSANDS)
                                                                                   ---------------------------------------
                                                               (YEARS)                    2000                 1999
                                                           -----------------       -------------------    ----------------
Land                                                               -                           $1,348             $ 1,348
Buildings and improvements                                        40                           12,150              12,239
Leasehold improvements                                          5 - 10                          3,903               2,921
Furniture and fixtures                                          3 - 7                           5,395               4,222
EDP and other equipment                                         3 - 7                          13,503              12,139
                                                                                   -------------------    ----------------
                                                                                               36,299              32,869
Less: Accumulated depreciation and amortization                                              (14,593)            (11,060)
                                                                                   -------------------    ----------------
                                                                                              $21,706             $21,809
                                                                                   ===================    ================

Depreciation and amortization of premises and equipment for the year ended June 30, 2000 totaled $3,767,000 (1999 - $2,894,000; 1998 - $2,498,000).
These are included in the statement of income as part of occupancy and equipment expenses.

ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS:

Accrued interest receivable at June 30, consists of $4,367,000 from loans (1999 - $4,096,000) and $9,118,000 (1999 - $11,406,000) from investments.

Other assets at June 30, include the following:


                                                                          (IN THOUSANDS)
                                                               --------------------------------------
                                                                    2000                   1999
                                                               ----------------       ---------------
Prepaid expenses and other assets                                       $4,844                $5,622
Tax refund claim                                                         7,188                 7,057
Deferred tax asset                                                       7,369                 4,251
Accounts receivable and insurance claims, net                            4,042                 2,625
Other repossessed property                                                 518                   485
                                                               ----------------       ---------------
                                                                       $23,961              $ 20,040
                                                               ================       ===============

NOTE 8 - DEPOSITS AND RELATED INTEREST:

At June 30, 2000, the weighted average interest rate of the Group's deposits was 4.75% (1999 - 4.68%) considering non-interest bearing deposits of $31,568,000 (1999 - $40,133,000). Refer to the Consolidated Statement of Financial Condition for the composition of deposits at June 30, 2000 and 1999. Interest expense for the last three fiscal years ending June 30, is set forth below:


                                                                           (IN THOUSANDS)
                                                    -------------------------------------------------------------
                                                           2000                   1999                1998
                                                    --------------------    -----------------    ----------------
NOW accounts and saving deposits                                 $3,059              $ 2,920             $ 2,781
Certificates of deposit and IRA accounts                         28,364               25,865              23,187
                                                    --------------------    -----------------    ----------------
                                                                $31,423              $28,785            $ 25,968
                                                    ====================    =================    ================

At June 30, 2000 time deposits in denominations of $100,000 or higher amounted to $258,848,000, (1999 - $242,680,000) including brokered certificates of deposit of $101,129,000, (1999 - $92,821,000) at a weighted average rate of 6.61%, (1999 - 5.25%) and public funds certificates of deposit from various local government agencies, collateralized with investment securities, of $65,547,000, (1999 - $72,254,000) at a weighted average rate of 6.22% (1999 - 5.00%).

Scheduled maturities of certificates of deposit and IRA accounts at June 30, 2000 are as follow:


                                                                             (IN THOUSANDS)
                                                      -------------------------------------------------------------
                                                        BELOW $100,000         OVER $100,000            TOTAL
                                                      --------------------    -----------------    ----------------
               Within one year:
                  Three (3) months or less                        $58,944             $177,771            $236,715
                  Over 3 months through 1 year                     90,711               72,911             163,622
                                                      --------------------    -----------------    ----------------
                                                                  149,655              250,682             400,337

                 Over 1 through 3 years                            78,906                4,259              83,165
                 Over 3 years                                      92,229               12,200             104,429
                                                      --------------------    -----------------    ----------------
                                                                 $320,790             $267,141            $587,931
                                                      ====================    =================    ================

NOTE 9 - BORROWINGS:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2000, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. At June 30, 2000, substantially all securities sold under agreements to repurchase mature within 180 days. The following securities were sold under agreements to repurchase at June 30:


                                                                          (IN THOUSANDS)
                                              ------------------------------------------------------------------------
                                                             2000                                 1999
                                              ------------------------------------ -----------------------------------
                                                REPURCHASE        MARKET VALUE        REPURCHASE        MARKET VALUE
                                                LIABILITY        OF COLLATERAL         LIABILITY        OF COLLATERAL
                                              ----------------------------------    ----------------------------------
US Treasury securities                               $85,695            $85,141             $65,268           $65,181
US Government agencies securities                     25,911             27,138              21,337            21,309
GNMA certificates                                    328,967            331,709             126,864           126,695
FNMA certificates                                    169,126            174,370             173,315           173,084
FHLMC certificates                                   108,642            112,862              99,664            99,531
Collateralized mortgage obligations                   98,152            102,320             107,752           107,608
CMO residuals, interest only                               -                  -               2,026             2,024
                                              ---------------    ---------------    ----------------    --------------
                                                    $816,493           $833,540            $596,226          $595,432
                                              ===============    ===============    ================    ==============

At June 30, 2000, the weighted average interest rate of the Group's repurchase agreements was 6.39% (1999 - 4.89%) and included agreements with interest ranging from 5.75% to 7.15%. The following summarizes significant data on securities sold under agreements to repurchase for fiscals 2000 and 1999:

                                                                           (IN THOUSANDS)
                                                             --------------------------------------------
                                                                    2000                   1999
                                                             --------------------    -----------------
Average daily aggregate balance outstanding                             $802,556             $510,049
                                                             --------------------    -----------------
Maximum amount outstanding at any month-end                             $816,493             $596,226
                                                             --------------------    -----------------
Weighted average interest rate during the year                             5.77%                5.08%
                                                             --------------------    -----------------

ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At June 30, advances and borrowings from the Federal Home Loan Bank of New York
(FHLB) consist of the following:


                          (IN THOUSANDS)
                   ----------------------------
TYPE                     2000          1999            MATURITY DATE                     INTEREST RATE DESCRIPTION
------------------ ------------- -------------- ----------------------------- -------------------------------------------------
ADVANCE                   $5,000          $   - July 2000                     Fixed -  6.16%
ADVANCE                   10,000              - July 2000                     Fixed -  6.19%
ADVANCE                   20,000              - August 2000                   Fixed -  6.24%
ADVANCE                   15,000              - August 2000                   Fixed -  6.29%
ADVANCE                   15,000              - April 2001                    Floating due quarterly -  6.19%
ADVANCE                    5,000              - November 2001                 Fixed -  7.18%
ADVANCE                        -          8,400 Demand                        Floating due daily -  5.98%
ADVANCE                        -         10,000 September 1999                Fixed -  5.71%
ADVANCE                        -         10,000 September 1999                Fixed -  5.85%
ADVANCE                        -         10,000 July 1999                     Fixed -  5.07%
ADVANCE                        -         20,000 October 2002                  Fixed -  5.42%
BORROWING                      -         10,000 September 1999                Fixed -  6.03%
                   ------------- --------------
                         $70,000        $68,400
                   ============= ==============

Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 2000 and 1999, these advances and borrowings were secured by mortgage loans and investment securities. Also, at June 30, 2000, the Group has an additional borrowing capacity with the FHLB of $102 million (1999 - $149 million).

TERM NOTES AND BONDS PAYABLE

At June 30, term notes and bonds payable consist of the following:


                         (IN THOUSANDS)
                  -----------------------------
TYPE                    2000           1999            MATURITY DATE         INTEREST RATE DESCRIPTION
----------------- -------------- -------------- ----------------------- -----------------------------------------------------------
TERM NOTE                   $  -        $10,000 December 1999           Floating due quarterly - 4.10% in 1999 (a) (c)
TERM NOTE                      -         10,000 January 2000            Floating due quarterly - 4.10% in 1999 (a) (c)
TERM NOTE                  6,500          6,500 December 2000           Floating due quarterly - 5.75% (1999 - 4.30%) (b) (c)
TERM NOTE                 20,000         20,000 March 2001              Floating due quarterly - 5.69% (1999 - 4.48%) (b) (c)
TERM NOTE                 10,000         10,000 September 2001          Floating due quarterly - 6.06% (1999 - 4.78%) (b) (c)
TERM NOTE                 30,000         30,000 September 2001          Floating due quarterly - 5.82% (1999 - 4.58%) (b) (c)
TERM NOTE                  5,000          5,000 December 2001           Floating due quarterly - 5.68% (1999 - 4.28%) (b) (c)
TERM NOTE                 15,000         15,000 March 2007              Floating due quarterly - 5.88% (1999 - 4.63%) (b) (c)
                  -------------- --------------
                         $86,500       $106,500
                  ============== ==============

(a) - Guaranteed by letters of credit from the FHLB.

(b) - Collateralized with investment securities.

(c) - The interest rate risk exposure on floating notes was hedged through the interest rate risk management process discussed in Note 9.

UNUSED LINES OF CREDIT

The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed. At June 30, 2000, the Group's total available funds under these lines of credit totaled $62,960,000 (1999 -$53,000,000). At June 30, 2000 and 1999, there was no balance outstanding under these lines of credit.

CONTRACTUAL MATURITIES

At June 30, 2000, the contractual maturities of securities sold under agreements to repurchase, advances and borrowings from the FHLB, and bond payable and term notes by fiscal year are as follows:

                                                                            ( IN THOUSANDS)
                                                       -----------------------------------------------------------
                                                                              ADVANCES &           TERM NOTES
                                                          REPURCHASE          BORROWINGS            AND BONDS
                      YEAR ENDING JUNE 30,                AGREEMENTS           FROM FHLB             PAYABLE
                      -------------------              -----------------    ----------------    ------------------
                              2001                             $766,493             $65,000               $26,500
                              2002                               50,000               5,000                45,000
                              2007                                    -                                    15,000
                                                       -----------------    ----------------    ------------------
                                                               $816,493             $70,000               $86,500
                                                       =================    ================    ==================

NOTE  10 - INTEREST RATE RISK MANAGEMENT

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

The Group's swaps and caps outstanding and their terms at June 30, are set forth in the table below:

                                                                       (DOLLARS IN THOUSANDS)
                                                               ---------------------------------------
                                                                     2000                  1999
                                                               -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                       $100,000              $245,000
 Weighted average pay rate - fixed                                        7.07%                 5.66%
 Weighted average receive  rate - floating                                6.76%                 5.09%
 Maturity in months                                                          24               2 to 26
 Floating rate  as a percent of LIBOR                                      100%            85 to 100%

CAPS:
 Cap agreements notional amount                                        $250,000              $100,000
 Cap rate                                                                 7.00%                 6.50%
 Current 90 day LIBOR                                                     6.82%                 5.29%
 Maturity in months                                                          23               4 to 15


The agreements were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. All interest rate swap and caps at June 30, 2000 mature during fiscal year 2002.

As part of its interest rate risk management, during fiscal 2000 the Group closed certain interest rate swaps and caps agreements with notional value of approximately $390,000,000. This transaction generated gains of approximately $1,720,000 which are being amortized as an adjustment to yield over the remaining original terms of the agreements.

The Group offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At June 30, 2000, the notional amount of these agreements totaled $132,975,000 (1999 - $79,815,000) at a weighted average rate of 5.84% (1999- 5.81%).

The Group offers its customers certificates of deposit with high interest rates and therefore uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently to cancel the certificates of deposit. At June 30, 2000, the notional amount of these agreements totaled $40,000,000 (1999 - $0) at a weighted average rate of 5.82% (1999- 0%). Of this amount, swaps with notional amount of $16.2 million did not meet the criteria for hedge accounting. As of June 30, 2000 the fair value of these swaps was ($173,000). This amount was recorded in income in fiscal year 2000.

At June 30, 2000, the contractual maturities of interest rate swaps and caps by fiscal year were as follows:

                                                                               ( IN THOUSANDS)
                                                -------------------------------------------------------------------------------

                                                   INTEREST              EQUITY           CERTIFICATES OF
             YEAR ENDING JUNE 30,                    RATE               INDEXED              DEPOSIT               TOTAL
             -------------------                ----------------     ---------------    ------------------    -----------------
                     2001                                    $-              $6,175                    $-               $6,175
                     2002                               350,000              13,300                     -              363,300
                     2003                                     -              21,750                     -               21,750
                     2004                                     -              40,750                     -               40,750
                     2005                                     -              51,000                     -               51,000
                     2007                                     -                   -                40,000               40,000
                                                ----------------     ---------------    ------------------    -----------------
                                                       $350,000            $132,975               $40,000             $522,975
                                                ================     ===============    ==================    =================

NOTE  11 - EMPLOYEE BENEFITS PLAN:

The Group has a cash or deferred arrangement profit sharing plan 401(k). Under this plan, the Group contributes shares of its common stock to match individual employee contributions up to $1,040. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. During fiscal 2000 the Group contributed 6,519, (1999 - 4,916; 1998 - 4,186), shares of its common stock with a market value of approximately $124,269, (1999 - $119,000; 1998 - $153,000) at the time of contribution. The Group's contribution becomes 100% vested once the employee attains five years of participation in the plan.

NOTE  12 - RELATED PARTY TRANSACTIONS:

The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These do not involve more than the normal risk of collectibility or present other unfavorable features.
The movement and balance of these loans were as follows:

                                                             ( IN THOUSANDS)
                                                  ---------------------------------------
                                                       2000                   1999
                                                  ----------------      -----------------
 Balance at the beginning of period                        $2,835                 $2,675
 New loans                                                    215                    880
 Payments                                                   (343)                  (720)
                                                  ----------------      -----------------
BALANCE AT THE END OF  PERIOD                              $2,707                 $2,835
                                                  ================      =================



NOTE  13 - INCOME TAXES:

Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group is subject to Puerto Rico income tax on all its income. The components of income tax expense for the years ended June 30, are summarized below:

                                                          ( IN THOUSANDS)
                                     -----------------------------------------------------------
                                           2000                1999                 1998
                                     -----------------    ----------------    ------------------
Current income tax expense                     $1,920              $2,011                $4,558
Deferred income tax benefit                   (1,812)             (1,811)               (1,995)
                                     -----------------    ----------------    ------------------
 PROVISION FOR INCOME TAXES                      $108                $200                $2,563
                                     =================    ================    ==================


The Group maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans, investments and mortgage-backed securities exempt for Puerto Rico income tax purposes, net of expenses attributable to the exempt income. During fiscal 2000, the Group generated tax-exempt interest income of $71,881,000 (1999 - $49,458,000; 1998 - $38,971,000). Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico Governments and certain mortgage-backed securities, including securities held by the Group's International Banking Entity.

The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

                                                                        ( DOLLARS IN THOUSANDS)
                                        ----------------------------------------------------------------------------------------
                                                  2000                           1999                           1998
                                        --------------------------     --------------------------    ---------------------------
                                          AMOUNT           RATE           AMOUNT          RATE          AMOUNT          RATE
                                        ------------    ------------    ------------    ---------    --------------   ----------

Statutory rate                               $7,673           39.0%         $10,493        39.0%           $ 8,564        39.0%
Decrease in rate resulting from:
    Exempt interest income, net             (8,588)          (43.7)         (7,867)       (29.3)           (5,786)       (26.3)
    Charges disallowed                       1,023             5.2               -            -                 -            -
    Other non-taxable items, net                  -               -         (2,426)        (9.0)             (215)        (1.0)
                                        ------------    ------------    ------------    ---------    --------------   ----------
PROVISION FOR INCOME TAXES                     $108          0.5%              $200         0.7%           $ 2,563        11.7%
                                        ============    ============    ============    =========    ==============   ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group's deferred tax asset and liability at June 30, were as follows:

                                                                            (IN THOUSANDS)
                                                                 --------------------------------------
                                                                      2000                 1999
                                                                 ----------------    ------------------
DEFERRED TAX ASSET:
     Allowance for loan losses, net                                       $2,666                $3,511
     Deferred income                                                       1,424                 1,302
    Net deferred loan origination fee                                        780                     -
    Other temporary differences                                            1,086                     -
    Unrealized loss on securities available-for-sale                       1,413                   107
                                                                 ----------------    ------------------
       GROSS DEFERRED TAX ASSET                                            7,369                 4,920
                                                                 ================    ==================

DEFERRED TAX LIABILITY:
     Net deferred loan origination costs                                       -                 (154)
     Other temporary differences                                               -                 (515)
                                                                 ----------------    ------------------
      GROSS DEFERRED TAX LIABILITY                                             -                 (669)
                                                                 ----------------    ------------------

      NET DEFERRED TAX ASSET                                              $7,369                $4,251
                                                                 ================    ==================


NOTE  14 - COMMITMENTS:

LOAN COMMITMENTS

At June 30, 2000, there was $12,555,000, (1999 - $9,923,000) of unused lines of credit provided to individual customers and $1,250,000 in commitments to originate loans (1999 - $10,000,000). Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management's credit evaluation of the customer.

LEASE COMMITMENTS

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for fiscal 2000 amounted to $1,499,000 (1999 - $1,013,000; 1998 - $847,000). As of June 30, 2000, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

                           YEAR ENDING JUNE 30,                       (IN THOUSANDS)
                        ----------------------------               ----------------------
                                   2001                                           $1,047
                                   2002                                            1,018
                                   2003                                              740
                                   2004                                              611
                                   2005                                              587
                                Thereafter                                         1,915
                                                                   ----------------------
                                                                                  $5,918
                                                                   ======================


NOTE 15 - LITIGATION:

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel. The recently completed investigation determined losses of $9.5 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. However, claims for such losses have been denied by the Group's fidelity insurance carrier. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the district of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the state of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages resulting from the denial of the claim.

In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the results of operations.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

The fair value estimates are made at a point in time based on the type of financial instruments and related relevant market information. Quoted market prices are used for financial instruments in which an active market exists. However, because no market exists for a portion of the Group's financial instruments, fair value estimates are based on judgments regarding the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk, and other factors. Because of the uncertainty inherent in estimating fair values, these estimates may vary from the values that would have been used had a ready market for these financial instruments existed.

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

The estimated fair value and carrying value of the Group's financial instruments at June 30, follows:

                                                                                    (IN THOUSANDS)
                                                          ------------------------------------------------------------------------
                                                                        2000                                    1999
                                                          ---------------------------------         ------------------------------
                                                              FAIR             CARRYING                 FAIR           CARRYING
                                                              VALUE             VALUE                   VALUE            VALUE
                                                          --------------    ---------------         --------------    ------------
ASSETS:
     Cash  and due from banks                                   $11,145            $11,145               $ 8, 060        $ 8, 060
     Money market investments                                    23,511             23,511                 27,873          27,873
     Trading securities                                          64,443             64,443                 17,307          17,307
     Investment securities available-for-sale                   282,900            282,900                379,894         379,894
     Investment securities held-to-maturity                     770,851            797,484                499,234         508,080
     Federal Home Loan Bank (FHLB)  stock                        11,146             11,146                 13,257          13,257
     Loans, net (including loans held-for-sale)                 580,927            601,337                578,717         568,711
     Accrued interest receivable                                 13,485             13,485                 15,502          15,502

LIABILITIES:
     Deposits                                                                      734,376                661,721         671,395
     Repurshase agreements                                      816,493            816,493                596,226         596,226
     Advances and borrowings from FHLB                           70,000             70,000                 68,400          68,400
     Term notes and bonds payable                                86,500             86,500                106,500         106,500
     Accrued expenses and other liabilities                      35,691             35,691                 14,801          14,801

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
      Interest rate swaps and caps:
         Equity index                                            33,544                  -                  1,358               -
         Interest rate                                          (1,991)                  -                   (60)               -


The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2000 and 1999.

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

The estimated fair value for loans held-for-sale is based on secondary market prices or contractual agreements to sell. The fair value of the loan portfolio has been estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate mortgage and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value for significant non-performing loans is based on specific evaluations of discounted expected future cash flows from the loans or its collateral using current appraisals and market rates.

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

Interest rate swap and cap agreements are fair valued based on discounted value analysis. The values represent the estimated amount the Group would receive or pay to terminate the contracts or agreements at the reporting date, considering current interest rates and the credit-worthiness of the counterparties.

NOTE  17 - SEGMENT REPORTING:

The Group operates three major reportable segments: Financial Services, Mortgage Banking, and Retail Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, interest spread, loan production, fees generated, and increase in market share.

The Group's largest business segment is retail banking. The Bank's branches and treasury functions are its main components, with traditional banking products such as deposits, electronic banking and finance leases.

Oriental's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and of the Bank's brokerage subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services.

The Group's smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans for the Group's own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates. Mortgages included in the resulting GNMA, FNMA, and FHLMC pools are serviced by another institution. The Group also sells the rights to service mortgage loans for others.

The accounting policies of the segments are the same as those described in Note 1 - "Summary of Significant Accounting Policies." Following are the results of operations and the selected financial information by operating segment for each of the three years ended June 30:

                                                                       (DOLLARS IN THOUSANDS)
                                    ---------------------------------------------------------------------------------------------
                                        RETAIL           FINANCIAL        MORTGAGE
                                        BANKING          SERVICES          BANKING         ELIMINATIONS             TOTAL
                                    ----------------  ---------------- ----------------  ------------------  --------------------
FISCAL 2000
Net interest income                    $     43,705          $    428             $365        $          -               $44,498
Non-interest income                           6,357            12,046            5,891             (1,116)                23,178
Non-interest expenses                        30,499             6,510            3,959             (1,116)                39,852
Provision for loan losses                     8,150                 -                -                   -                 8,150
                                    ----------------  ---------------- ----------------  ------------------  --------------------
 NET INCOME  BEFORE TAXES                   $11,413            $5,964           $2,297        $          -               $19,674
                                    ================  ================ ================  ==================  ====================



Total assets                             $1,845,343            $6,016           $2,000        $    (3,125)            $1,850,234
                                    ----------------  ---------------- ----------------  ------------------  --------------------

FISCAL 1999 (as restated)
Net interest income                       $  42,389          $    438          $   207             $     -             $  43,034
Non-interest income                          17,422            10,147            9,124             (2,740)                33,953
Non-interest expenses                        25,997             7,175            5,178             (2,740)                35,610
Provision for loan losses                    14,473                 -                -                   -                14,473
                                    ----------------  ---------------- ----------------  ------------------  --------------------
NET INCOME  BEFORE TAXES                   $ 19,341           $ 3,410          $ 4,153             $     -              $ 26,904
                                    ================  ================ ================  ==================  ====================

Total assets                            $ 1,570,675         $  10,512        $   2,000          $  (2,434)           $ 1,580,753
                                    ----------------  ---------------- ----------------  ------------------  --------------------

FISCAL 1998 (as restated)
Net interest income                       $  38,223          $    536   $          135             $     -             $  38,894
Non-interest income                           9,700             9,351            8,417               (224)                27,244
Non-interest expenses                        25,043             5,357            4,458               (224)                34,634
Provision for loan losses                     9,545                 -                -                   -                 9,545
                                    ----------------  ---------------- ----------------  ------------------  --------------------
 NET INCOME  BEFORE TAXES                  $ 13,335           $ 4,530           $4,094             $     -             $  21,959
                                    ================  ================ ================  ==================  ====================

Total assets                            $ 1,292,850         $   8,664          $     -           $   (157)           $ 1,301,357
                                    ----------------  ---------------- ----------------  ------------------  --------------------

NOTE  18 - ORIENTAL FINANCIAL GROUP, INC. ( HOLDING COMPANY ONLY) FINANCIAL
INFORMATION:

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

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and 1998.

                                                                                                                  (as restated)
STATEMENTS OF FINANCIAL POSITION AS JUNE 30,                                                      2000                 1999
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash                                                                                          $       25          $   35,440
Investment securities available-for-sale, at fair value                                           16,265               7,827
Investment in Oriental Bank and Trust (OBT), at equity                                           109,193              98,557
Investment in Oriental Financial Services (OFSC), at equity                                        4,472                   -
Other assets                                                                                         452                 355
                                                                                              ----------          ----------
  Total assets                                                                                $  130,407          $  142,179
                                                                                              ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                                $        -          $    7,499
Dividend payable                                                                                   1,715               1,746
Advances from subsidiaries                                                                        10,635              16,579
Accrued expenses and other liabilities                                                               195                  57
Stockholders' equity                                                                             117,862             116,298
                                                                                              ----------          ----------
  Total liabilities and stockholders' equity                                                  $  130,407          $  142,179
                                                                                              ----------          ----------
                                                                                              ----------          ----------




                                                                                                            As Restated
                                                                                                   ---------------------------
STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME FOR PERIODS ENDED JUNE 30,          2000               1999           1998
-----------------------------------------------------------------------------------------------------------------------------
INCOME:
Interest income                                                                    $    796          $   571         $    103
Dividends from Bank                                                                       -           14,680            5,442
Equity in undistributed earnings from banking subsidiary                             19,055           12,346           14,195
Equity in undistributed earnings from non-banking subsidiary                            472                -                -
                                                                                   --------          -------         --------
  Total income                                                                       20,323           27,597           19,740
                                                                                   --------          -------         --------

EXPENSES:
Interest expenses                                                                       115              463               98
Operating expenses                                                                      642              430              245
                                                                                   --------          -------         --------
  Total expenses                                                                        757              893              343
                                                                                   --------          -------         --------

Income before income taxes                                                           19,566           26,704           19,397
Income taxes                                                                              -                -                -
                                                                                   --------          -------         --------
Net income                                                                           19,566           26,704           19,397
Other comprehensive income, net of taxes                                             (4,781)         (17,867)           5,242
                                                                                   --------          -------         --------
Comprehensive income                                                               $ 14,785          $ 8,837         $ 24,639
                                                                                   --------          -------         --------
                                                                                   --------          -------         --------



                                                                                                            As Restated
                                                                                                   ---------------------------

STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED JUNE 30,                              2000               1999           1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                         $  19,566         $  26,704       $ 19,397
                                                                                    --------           -------       --------
Adjustments to reconcile net income to net cash provided by
 operating activities:
Equity in earnings from banking subsidiary                                           (19,055)          (12,346)       (14,195)
Equity in earnings from non-banking subsidiary                                          (472)                -              -
Decrease (increase) in other assets                                                      (97)               62            124
Increase (decrease) in accrued expenses and liabilities                                  138              (172)           117
                                                                                    --------           -------       --------
  Total adjustments                                                                  (19,486)          (12,456)       (13,954)
                                                                                    --------           -------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 80            14,248          5,443
                                                                                    --------           -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale                                 (9,326)                -         (9,438)
Acquisition of non-banking subsidiary                                                 (4,000)                -              -
Redemptions and sales of investment securities available-for-sale                        897             1,772              -
                                                                                    --------           -------       --------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    (12,429)            1,772         (9,438)
                                                                                    --------           -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in securities sold under agreements to repurchase                        (7,499)           (1,601)         9,100
Proceeds from exercise of stock options                                                  539               842            789
Net advances from subsidiaries                                                        (2,347)           12,157          2,569
Net proceeds from issuance of preferred stock                                              -            32,300              -
Purchases of treasury stock                                                           (3,715)          (17,202)        (4,363)
Dividends paid                                                                       (10,044)           (7,300)        (5,195)
                                                                                    --------           -------       --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (23,066)           19,196          2,900
                                                                                    --------           -------       --------

Increase (decrease) in cash and cash equivalents                                     (35,415)           35,216         (1,095)
Cash and cash equivalents at beginning of period                                      35,440               224          1,319
                                                                                    --------           -------       --------
Cash and cash equivalents at end of period                                          $     25           $35,440       $    224
                                                                                    --------           -------       --------
                                                                                    --------           -------       --------

