Form 10-K/A
period 2000-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2000-10-27
CIK 1030469

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

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


                  AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10K



The undersigned Registrant hereby amends the financial statements of its Annual Report on Form 10-K for the year ended June 30, 2000 as set forth in the pages attached hereto: Add the following items to Part II: Item 8. - Financial Statements and Supplementary Data. Such items are attached hereto

                          ORIENTAL FINANCIAL GROUP INC.
                                    AMENDMENT
                                      NO.2
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                         PAGE
--------------------------------------------------------------------------------


PART - II
--------------------------------------------------------------------------------

Item - 8           Financial Statements and Supplementary Data              3

PART - II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-28 in the consolidated financial statements, and is incorporated herein by reference. The financial data index in page 4 of this report sets forth the listing of all reports required by this item and included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ORIENTAL FINANCIAL GROUP INC.



By:   /S/ JOSE E. FERNANDEZ
      -------------------
Jose E. Fernandez
Chairman of the Board, President and                  Dated:   October 20, 2000
  Chief Executive Officer                                      ----------------


By:   /S/ RAFAEL VALLADARES
      -------------------
Rafael Valladares
Comptroller and Principal Financial Officer           Dated:   October 20, 2000
                                                               ----------------

                         ORIENTAL FINANCIAL GROUP, INC.
                                    AMENDMENT
                                      N0. 2
                                    FORM-10K
                              FINANCIAL DATA INDEX



                                                                                                             PAGE
-------------------------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
Report of Independent Accountants                                                                             F-1

Consolidated Statements of Financial Condition as of June 30, 2000 and 1999                                   F-2

Consolidated Statements of Income for each of the years in the three-year period ended June 30, 2000          F-3

Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the
Years in the three-year period ended June 30, 2000                                                            F-4

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2000      F-5

Notes to the Consolidated Financial Statements                                                        F-6 to F-28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Oriental Financial Group Inc.


In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended June 30, 1999 and 1998, as well as the beginning balance of retained earnings for fiscal year 1998.







PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
September 29, 2000

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2001
Stamp 1677873 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2000 and 1999
(IN THOUSANDS)

                                                                                                            2000          1999
                                                                                                         ----------    ----------
ASSETS                                                                                                                 As Restated
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                                  $    10,322   $     8,060
                                                                                                         -----------   -----------

INVESTMENTS:
 Money market investments                                                                                     23,511        27,873
 Trading securities, at fair value                                                                            64,443        17,307
 Investment securities available-for-sale, at fair value                                                     282,900       379,894
 Investment securities held-to-maturity, at amortized cost (fair value of $770,851; 1999 - $499,234)         797,484       508,080
 Federal Home Loan Bank (FHLB) stock, at cost                                                                 11,146        13,257
                                                                                                         -----------   -----------
  TOTAL INVESTMENTS                                                                                        1,179,484       946,411
                                                                                                         -----------   -----------

LOANS:
 Loans held-for-sale, at lower of cost or market                                                             180,788        55,206
 Loans receivable, net                                                                                       420,090       513,505
                                                                                                         -----------   -----------
  TOTAL LOANS, NET                                                                                           600,878       568,711
                                                                                                         -----------   -----------

Accrued interest receivable                                                                                   13,485        15,502
Foreclosed real estate, net                                                                                      398           220
Premises and equipment, net                                                                                   21,706        21,809
Other assets, net                                                                                             23,961        20,040
                                                                                                         -----------   -----------
TOTAL ASSETS                                                                                             $ 1,850,234   $ 1,580,753
                                                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand                                                                                      $   130,919   $   141,544
 Time and IRA accounts                                                                                       587,931       508,648
                                                                                                         -----------   -----------
                                                                                                             718,850       650,192
 Accrued interest                                                                                              4,831         5,661
                                                                                                         -----------   -----------
  TOTAL DEPOSITS                                                                                             723,681       655,853
                                                                                                         -----------   -----------

BORROWINGS:
 Securities sold under agreements to repurchase                                                              816,493       596,226
 Advances and borrowings from FHLB                                                                            70,000        68,400
 Term notes and other borrowings                                                                              86,500       106,500
                                                                                                         -----------   -----------
  TOTAL BORROWINGS                                                                                           972,993       771,126
                                                                                                         -----------   -----------

Accrued expenses and other liabilities                                                                        35,691        37,476
                                                                                                         -----------   -----------

TOTAL LIABILITIES                                                                                          1,732,365     1,464,455
                                                                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES
                                                                                                         -----------   -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation                                  33,500        33,500
 value; shares issued and outstanding 1,340,000
 Common stock, $1 par value; 20,000,000 shares authorized; shares
 issued 13,805,135 (1999  - 13,738,814)                                                                       13,805        13,739

 Additional paid-in capital                                                                                   23,786        23,313
 Legal surplus                                                                                                10,578         8,673
 Retained earnings                                                                                            79,809        72,186
 Treasury stock, at cost, 1,107,799 shares (1999 - 903,786)                                                  (27,116)      (23,401)
 Accumulated other comprehensive loss, net of deferred taxes of $1,413 (1999 - $107)                         (16,493)      (11,712)
                                                                                                         -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY                                                                                 117,869       116,298
                                                                                                         -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                                              $ 1,850,234   $ 1,580,753
                                                                                                         ===========   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)


                                                                                                       AS RESTATED
                                                                                             ---------------------------------
                                                                          2000                1999                    1998
                                                                       ----------            ----------             ----------
INTEREST INCOME:
 Loans and leases                                                      $   55,377            $   55,596             $   56,138
 Mortgage-backed securities                                                54,583                36,970                 23,874
 Investment securities                                                     15,756                14,812                 16,575
 Money market investments                                                     510                   431                    353
                                                                       ----------            ----------             ----------
  TOTAL INTEREST INCOME                                                   126,226               107,809                 96,940
                                                                       ----------            ----------             ----------

INTEREST EXPENSE:
 Deposits                                                                  31,423                28,785                 25,968
 Securities sold under agreements to repurchase                            41,116                25,923                 19,216
 Other borrowed funds and interest rate risk management                     9,189                10,067                 12,862
                                                                       ----------            ----------             ----------
  TOTAL INTEREST EXPENSE                                                   81,728                64,775                 58,046
                                                                       ----------            ----------             ----------

NET INTEREST INCOME                                                        44,498                43,034                 38,894
Provision for loan losses                                                   8,150                14,473                  9,545
                                                                       ----------            ----------             ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        36,348                28,561                 29,349
                                                                       ----------            ----------             ----------

NON-INTEREST INCOME:
 Trust, money management and brokerage fees                                12,046                10,211                  8,416
 Mortgage banking activities                                                5,891                 9,124                  8,563
 Banking service revenues                                                   4,663                 3,348                  3,123
 Net gain on sale of securities available-for-sale                          1,202                10,460                  1,030
 Trading net activity                                                        (382)                 (184)                   915
 Leasing revenues                                                             956                   994                    981
 Loss on loans under contract-to-sell                                      (1,198)                    -                      -
 Mortgage servicing revenues                                                    -                     -                    713
 Gain on sale of servicing assets                                               -                     -                  3,503
                                                                       ----------            ----------             ----------
  TOTAL NON-INTEREST INCOME                                                23,178                33,953                 27,244
                                                                       ----------            ----------             ----------

NON-INTEREST EXPENSES:
 Compensation and benefits                                                 15,698                15,158                 15,071
 Occupancy and equipment, net                                               6,417                 5,345                  4,151
 Advertising and business promotion                                         3,094                 3,045                  2,602
 Professional and service fees                                              3,216                 2,144                  1,393
 Communications                                                             1,681                 1,496                  1,427
 Taxes other than on income                                                 1,920                 1,711                  1,633
 Insurance, including deposit insurance                                       469                   458                    733
 Printing, postage, stationery and supplies                                   826                   738                    724
 Other                                                                      6,531                 5,515                  6,900
                                                                       ----------            ----------             ----------
  TOTAL NON-INTEREST EXPENSE                                               39,852                35,610                 34,634
                                                                       ----------            ----------             ----------

INCOME BEFORE INCOME TAXES                                                 19,674                26,904                 21,959
Income taxes                                                                  108                   200                  2,563
                                                                       ----------            ----------             ----------
NET INCOME                                                                 19,566                26,704                 19,396
Less: Dividends on preferred stock                                         (2,387)                 (350)                     -
                                                                       ----------            ----------            -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $   17,179            $   26,354             $   19,396
                                                                       ----------            ----------             ----------

INCOME PER COMMON SHARE:
 Basic                                                                 $     1.34            $     2.02             $     1.46
                                                                       ----------            ----------             ----------
 Diluted                                                               $     1.31            $     1.93             $     1.39
                                                                       ----------            ----------            -----------

Average common shares outstanding                                          12,787                13,051                 13,257
Average potential common share options                                        375                   582                    691
                                                                       ----------            ----------            -----------
                                                                           13,162                13,633                 13,948
                                                                       ----------            ----------            -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)


                                                                                                            AS RESTATED
                                                                                                   ----------------------------
                                                                                     2000           1999              1998
                                                                                  ---------        ---------        -----------
 CHANGES IN STOCKHOLDERS' EQUITY:
-------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
 Balance at beginning of year                                                     $  33,500          $     -          $     -
 Issuance of preferred stock                                                            -               33,500              -
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                             33,500             33,500              -
                                                                                  ---------          ---------        ---------

COMMON STOCK:
 Balance at beginning of year                                                        13,739             13,534           13,387
 Stock options exercised                                                                 66                205              147
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                             13,805             13,739           13,534
                                                                                  ---------          ---------        ---------

ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                                                        23,313             23,876           23,234
 Stock options exercised                                                                473                637              642
 Preferred stock isssuance costs                                                        -               (1,200)             -
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                             23,786             23,313           23,876
                                                                                  ---------          ---------        ---------

LEGAL SURPLUS:
 Balance at beginning of year                                                         8,673              5,908            4,002
 Transfer from retained earnings                                                      1,905              2,765            1,906
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                             10,578              8,673            5,908
                                                                                  ---------          ---------        ---------

RETAINED EARNINGS:
 Balance at beginning of year - as previously reported (see Note 2)                  79,920             63,756           49,694
 Amount of restatement, net of taxes                                                 (7,734)            (7,790)          (5,776)
 Beginning balance - as restated                                                     72,186             55,966           43,918
 Net income                                                                          19,566             26,704           19,396
 Dividends declared on common stock                                                  (7,651)            (7,369)          (5,442)
 Dividends declared on preferred stock                                               (2,387)              (350)               -
 Transfer to legal surplus                                                           (1,905)            (2,765)          (1,906)
                                                                                  ---------          ---------        ---------

  BALANCE AT END OF YEAR                                                             79,809             72,186           55,966
                                                                                  ---------          ---------        ---------

TREASURY STOCK:
 Balance at beginning of year                                                       (23,401)            (6,199)          (1,836)
 Treasury stock purchased                                                            (3,715)           (17,202)          (4,363)
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                            (27,116)           (23,401)          (6,199)
                                                                                  ---------          ---------        ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
 Balance at beginning of year                                                       (11,712)             6,155              913
 Other comprehensive loss for the year ended, net of taxes                           (4,781)           (17,867)           5,242
                                                                                  ---------          ---------        ---------
  BALANCE AT END OF YEAR                                                            (16,493)           (11,712)           6,155
                                                                                  ---------          ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                                                        $ 117,869          $ 116,298        $  99,240
                                                                                  =========          =========        =========

 COMPREHENSIVE INCOME:
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $  19,566          $  26,704        $  19,396
                                                                                  ---------          ---------        ---------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
 Unrealized loss on securities arising during the period                             (7,289)           (30,485)           5,975
 Realized gains included in net income                                                1,202             10,460            1,030
 Income tax expense related to items of other comprehensive income                    1,306              2,158           (1,763)
                                                                                  ---------          ---------        ---------
  NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES            (4,781)           (17,867)           5,242
                                                                                  ---------          ---------        ---------

COMPREHENSIVE INCOME                                                              $  14,785          $   8,837        $  24,638
                                                                                  =========          =========        =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(IN THOUSANDS)

                                                                                                                AS RESTATED
                                                                                                       --------------------------
                                                                                           2000          1999             1998
                                                                                        ----------     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $   19,566     $   26,704      $   19,396
                                                                                        ----------     ----------      ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
 Amortization of deferred loan origination fees and costs                                      346            282             135
 Amortization of premiums and accretion of discounts on investment securities                  275          1,818           1,157
 Depreciation and amortization of premises and equipment                                     3,767          2,894           2,498
 Provision for loan losses                                                                   8,150         14,473           9,545
 Gain on sale of securities                                                                 (1,202)       (10,460)         (1,030)
 Loss on loans under contract-to-sell                                                        1,198              -               -
 Gain on sale of servicing assets                                                                -              -          (3,503)
 Mortgage banking activities                                                                (5,891)        (9,124)         (8,563)
 Proceeds from sale of loans held-for-sale                                                  27,795         92,871          57,904
 Increase (decrease) in accrued expenses and other liabilities                              (1,764)        11,215          (1,759)
 Net (increase) decrease in:
  Trading securities                                                                       (11,422)        25,133         (14,200)
  Accrued interest receivable                                                                2,017         (2,175)           (976)
  Other assets                                                                              (4,099)        (9,335)         (2,660)
                                                                                        ----------     ----------      ----------
   TOTAL ADJUSTMENTS                                                                        19,170        117,592          38,548
                                                                                        ----------     ----------      ----------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  38,736        144,296          57,944
                                                                                        ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale                                    (285,033)      (513,546)       (296,115)
 Purchases of  investment securities held-to-maturity                                     (100,700)        (4,863)           (914)
 Purchases of FHLB stock                                                                      (389)             -               -
 Maturities and redemptions of  investment securities available-for-sale                    35,958         21,884          23,580
 Maturities and redemptions of  investment securities held-to-maturity                      74,737         70,725          37,297
 Redemption of FHLB stock                                                                    2,500              -               -
 Proceeds from sales of investment securities available-for-sale                           104,402        242,121         103,864
 Proceeds from sale of servicing assets                                                          -              -          11,855
 Net origination of loans                                                                 (125,107)      (195,599)       (173,437)
 Capital expenditures                                                                       (3,664)        (4,990)         (2,675)
                                                                                        ----------     ----------      ----------
  NET CASH USED IN INVESTING ACTIVITIES                                                   (297,296)      (384,268)       (296,545)
                                                                                        ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in:
  Deposits                                                                                  67,828         85,554          73,093
  Securities sold under agreements to repurchase                                           220,267        180,055         168,256
  Advances and borrowings from FHLB                                                          1,600         (6,400)        (15,000)
 Repayments of term notes and other borrowings                                             (20,000)        (8,088)           (428)
 Net proceeds from issuance of preferred stock                                                   -         32,300               -
 Proceeds from exercise of stock options                                                       539            842             789
 Treasury stock acquired                                                                    (3,715)       (17,202)         (4,363)
 Dividends paid                                                                            (10,059)        (7,300)         (5,195)
                                                                                        ----------     ----------      ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                256,460        259,761         217,152
                                                                                        ----------     ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (2,100)        19,789         (21,449)
Cash and cash equivalents at beginning of year                                              35,933         16,144          37,593
                                                                                        ----------     ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $   33,833     $   35,933      $   16,144
                                                                                        ----------     ----------      ----------

CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                                                $   10,322     $    8,060      $    5,603
 Money market investments                                                                   23,511         27,873          10,541
                                                                                        ----------     ----------      ----------
                                                                                        $   33,833     $   35,933      $   16,144
                                                                                        ----------     ----------      ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
 Interest paid                                                                          $   79,080     $   62,190      $   55,806
                                                                                        ----------     ----------      ----------
 Income taxes paid                                                                      $    1,050     $    3,946      $    2,860
                                                                                        ----------     ----------      ----------
 Investment securities available-for-sale transferred to held-to-maturity               $  263,793     $  405,526      $      -
                                                                                        ----------     ----------      ----------
 Real estate loans securitized into mortgage-backed securities                          $   61,340     $   67,500      $  102,300
                                                                                        ----------     ----------      ----------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at estimated fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of interest income.

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

In the event that the criteria for hedge accounting (risk reduction, designation, correlation and effectiveness) are not met or if the hedged item matures or is sold, the derivative contract would be marked to market and any gain or loss would be recognized in trading activities in the period it occurs. In the event of a termination of a derivative contract designated as a hedge, any gain or loss would be deferred and amortized over the remaining term of the original derivative contract or the item hedged.

MORTGAGE BANKING ACTIVITIES AND LOANS HELD-FOR-SALE

From time to time, if conditions so warrant, the Group may sell loans to other financial institutions or securitize conforming mortgage loans into GNMA, FNMA and FHLMC certificates. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. These mortgage and other loans intended for are stated at the lower of cost or market and are reported as loans held-for-sale. When these loans are sold or securitized into mortgage-backed securities, a gain or loss is recognized to the extent that the fair value of the securities or cash received exceeds, or is less than, the carrying value of the loans sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

SALE OF THE MORTGAGE SERVICING PORTFOLIO

In early fiscal 1998, the Group sold its mortgage servicing portfolio to a local mortgage banking institution. At the date of this transaction, the underlying principal balance on the mortgages in the servicing portfolio and related servicing rights amounted to approximately $550,000,000 and $6,121,000, respectively. The Group recorded a net gain of $3.5 million (after restatement) on this transaction. The mortgage servicing portfolio had generated servicing fees of $713,000 before its was sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The FASB recently issued SFAS 140 "Accounting for transfers and servicing of Financial Assets and Extinguishments of liabilities, a replacement of SFAS 125." SFAS 140 revises the standards for accounting for secuirity transactions and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective on transactions ocurring after March 31, 2000. Management has not yet determined the impact, if any, of this statement in the Group's financial statements.

RECLASSIFICATIONS

Certain minor reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the presentation of the 2000 consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

NOTE  2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In its interim report on Form 10-Q for the third quarter of 2000, Oriental reported that it had discovered those $9.5 million (5.8 million net of taxes) of losses resulting from the dishonest and fraudulent acts and omissions of several former employees. In addition, it stated that, in consultation with legal counsel, it had concluded that the losses were covered by Oriental's fidelity insurance policy and recovery was considered highly probable.

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

In October 2000, Oriental announced that it had completed the investigation and identified total charges of $12.7 million, net of tax effect. This amount includes $900,000 (net of tax) loss relating to the contract to sell the consumer loans and lease portfolio. With the assistance of its independent accountants, Oriental determined that $9.6 million (net of tax) of the $12.7 million charges was related to events in prior fiscal years and thus would require restatement of previous financial statements. The remaining $3.1 million ($12.7 million less the $9.6 million restatement, both net of tax) was charged in the fiscal year 2000. A significant portion ($5.8 million, net of taxes) of the $9.6 million requiring restatement is related to the previously disclosed losses arising from the former employees' actions, and affects fiscal year 1998 and prior periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

The effect of the restatement on the Consolidated Statement of Income for fiscal years 1999 and 1998 is as follows:




                                                                   1999                                 1998
                                                     ----------------------------------  -----------------------------------
                                                          AS                                    AS
                                                      PREVIOUSLY             AS             PREVIOUSLY            AS
                                                       REPORTED           RESTATED           REPORTED          RESTATED
                                                     --------------   -----------------  ----------------- -----------------

    TOTAL INTEREST INCOME (1)                             $113,775            $107,809           $101,307         $96,940
    TOTAL INTEREST EXPENSE                                  64,840              64,775             58,139          58,046
                                                          --------            --------           --------         -------

   NET INTEREST INCOME                                      48,935              43,034             43,168          38,894
                                                          --------            --------           --------         -------

   Provision for loan losses                                15,095              14,473              9,545           9,545
                                                          --------            --------           --------         -------

   NET CREDIT INCOME                                        33,840              28,561             33,623          29,349
                                                          --------            --------           --------         -------

   NON-INTEREST INCOME:
    Mortgage banking activities                              5,891               9,124              4,485           8,563
    Gain on sale of servicing assets                             -                   -              2,707           3,503
    All other non-interest income                           23,308              24,829             15,178          15,178
                                                          --------            --------           --------         -------
    TOTAL NON-INTEREST INCOME                               29,199              33,953             22,370          27,244
                                                          ========            ========           ========         =======

   NON-INTEREST EXPENSES:
    Compensation and benefits                               15,057              15,158             15,071          15,071
    Other non-interest expenses                              2,979               5,515              2,999           6,900
    All other non-interest expenses                         14,937              14,937             12,663          12,663
                                                          --------            --------           --------         -------
    TOTAL NON-INTEREST EXPENSE                              32,973              35,610             30,733          34,634
                                                          --------            --------           --------         -------

   INCOME BEFORE INCOME TAXES                               30,066              26,904             25,260          21,959
   Income taxes                                              3,418                 200              3,850           2,563
                                                          ========            ========           ========         =======
   NET INCOME                                              $26,648             $26,704            $21,410         $19,396
                                                          ========            ========           ========         =======

   INCOME PER COMMON SHARE:
    Basic                                                    $2.02               $2.02              $1.62           $1.46
                                                          --------            --------           --------         -------
    Diluted                                                  $1.97               $1.93              $1.57           $1.39
                                                          --------            --------           --------         -------

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

NOTE  3 - STOCKHOLDERS' EQUITY:

STOCK SPLITS

Stock splits were retroactively reflected for all periods presented in the accompanying Consolidated Statements of Financial Position and of Changes in Stockholder's Equity and of Comprehensive Income and for all share and per share amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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


                                                                     2000                                    1999
                                                     -------------------------------------    ------------------------------------
                                                                            WEIGHTED                                  WEIGHTED
                                                         NUMBER              AVERAGE             NUMBER                AVERAGE
                                                           OF               EXERCISE               OF                 EXERCISE
                                                        OPTIONS               PRICE              OPTIONS                PRICE
                                                     ---------------    ------------------    ----------------      --------------

Beginning of period                                       1,290,815               $ 15.97            1,150,253             $10.34
Options granted                                             446,834                 19.13              396,000
                                                                                                                            26.17
Options exercised                                           (66,321)                 8.37             (204,782)              4.24
Options forfeited                                          (148,571)                16.26              (50,656)             15.72
                                                     --------------     -----------------     ----------------      --------------
 END OF PERIOD                                            1,522,757                $17.20            1,290,815             $15.97
                                                     ===============    ==================    ================      ==============

  The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2000:


                                                     OUTSTANDING                                       EXERCISABLE
                              ---------------------------------------------------------- ----------------------------------------
                                                                            WEIGHTED                                 WEIGHTED
                                                         WEIGHTED           AVERAGE                                  AVERAGE
                                                         AVERAGE            CONTRACT                                 EXERCISE
     STOCK OPTION PLAN                OPTIONS             PRICE           LIFE (YEARS)           OPTIONS              PRICE
-----------------------------    ------------------    -------------     ---------------    ------------------    ---------------
1988 PLAN                                  236,036            $5.78                 1.0               116,304              $5.35
1996 PLAN                                  949,887            19.35                 7.5                35,839              11.10
1998 PLAN                                  336,834            19.13                 9.1                     -                  -
                                 ------------------    -------------     ---------------    ------------------    ---------------
                                         1,522,757           $17.20                6.90               152,143              $6.71
                                 ==================    =============     ===============    ==================    ===============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

As described in Note 1, the Group uses the intrinsic value based method to account for stock options. Under this method, the stock options compensation recorded in fiscal 2000 amounted $289,000 (1999 - $100,000; 1998 - $0). The following table presents the Group's net income and earnings per common share assuming the Group had used the fair value method to recognize compensation expenses with respect to the options:


                                                          2000                 1999                 1998
                                                     ---------------      ----------------     ----------------
COMPENSATION AND BENEFITS:
    Reported                                                $15,698               $15,158              $15,071
                                                     ---------------      ----------------     ----------------
    Pro forma                                               $16,534               $15,845              $15,436
                                                     ---------------      ----------------     ----------------

NET INCOME:
    Reported                                                $19,566               $26,704              $19,396
                                                     ---------------      ----------------     ----------------
    Pro forma                                               $18,730               $26,017              $19,031
                                                     ---------------      ----------------     ----------------

BASIC EARNINGS PER SHARE:
    Reported                                                  $1.34                $ 2.02                $1.46
                                                     ---------------      ----------------     ----------------
    Pro forma                                                 $1.28                $ 1.97                $1.44
                                                     ---------------      ----------------     ----------------

DILUTED EARNINGS PER SHARE:
    Reported                                                  $1.31                 $1.93                $1.39
                                                     ---------------      ----------------     ----------------
    Pro forma                                                 $1.24                 $1.88                $1.36
                                                     ---------------      ----------------     ----------------

The fair value of each option granted in fiscal years 2000, 1999 and 1998 was estimated using the Black-Scholes option pricing model with the following assumptions: (1) - The market price of the stock at the date of fiscal 2000, 1999 and 1998 grants was $22.75, $30.38 and $16.99. The weighted average exercise price of the option was $19.13, $26.17 and $16.99. In the case of fiscal 1999 and 1998 grants, the price of the options granted equaled the quoted market price of the stock. (2) - The expected option term is 7 years. (3) - The expected volatility is 32% for options granted in fiscal 2000 (1999 -31%, 1998 -30%). (4) - The expected Dividend Yield - 2.64% for options granted in fiscal 2000 (1999 - 1.98%, 1998 -3.32%). (5) - The risk-free interest rate is 5.79% for options granted in fiscal 2000 (1999 - 4.93%, 1998 - 6.12%). (6) - The weighted average fair value of the options granted in 2000 was $8.80 (1999 - $12.04; 1998
- $5.92).

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

PREFERRED STOCK

In May 1999, the Group issued 1,340,000 shares of its 7.125% Noncummulative Monthly Income Preferred Stock, Series A at $25 per share. The Group generated $32,300,000 in net proceeds from this issue for general corporate purposes. The Series A Preferred Stock has the following characteristics: (1) Annual dividends of $1.78125 per share, payable monthly, if declared by the board of directors. Missed dividends are not cumulative, (2) Redeemable at the Group's option beginning on May 30, 2004, (3) No mandatory redemption or stated maturity date and (4) Liquidation value of $25 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

                                                                                                          TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                            FOR CAPITAL               PROMPT CORRECTIVE
                                                     ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                ----------------------- -------------------------- -----------------------------

                                                                                   (DOLLARS IN THOUSANDS)
                                                --------------------------------------------------------------------------------
                                                  AMOUNT         RATIO      AMOUNT       RATIO        AMOUNT           RATIO
                                                ------------- ----------- ----------- ----------- ---------------- -------------
                   GROUP RATIOS
AS OF JUNE 30, 2000
Tier I Capital (to Average Assets)                $134,339        7.49%     $71,717      4.00%           $89,646        5.00%
Tier I Risk-Based (to Risk-Weighted Assets)       $134,339        29.29%    $18,349      4.00%           $27,523        6.00%
Total Capital (to Risk-Weighted Assets)           $140,087        30.54%    $36,697      8.00%           $45,871       10.00%

AS OF JUNE 30, 1999
Tier I Capital (to Average Assets)                $127,986        8.30%     $61,710      4.00%           $77,138        5.00%
Tier I Risk-Based (to Risk-Weighted Assets)       $127,986        22.95%    $22,308      4.00%           $33,461        6.00%
Total Capital (to Risk-Weighted Assets)           $134,979        24.21%    $44,595      8.00%           $55,744       10.00%

                    BANK RATIOS
AS OF JUNE 30, 2000
Tier I Capital (to Average Assets)                $125,663         7.02%    $71,565      4.00%           $89,456        5.00%
Tier I Risk-Based (to Risk-Weighted Assets)       $125,663        27.55%    $18,247      4.00%           $27,371        6.00%
Total Capital (to Risk-Weighted Assets)           $131,379        28.80%    $36,495      8.00%           $45,618       10.00%

AS OF JUNE 30, 1999
Tier I Capital (to Average Assets)                $127,986         8.29%    $61,729      4.00%           $77,161        5.00%
Tier I Risk-Based (to Risk-Weighted Assets)       $127,986        22.93%    $22,330      4.00%           $33,495        6.00%
Total Capital (to Risk-Weighted Assets)           $134,986        24.19%    $44,640      8.00%           $55,800       10.00%

NOTE 4 - INVESTMENTS

MONEY MARKET INVESTMENTS:

At June 30, the Group's money market investments were comprised of:


                                                                                      (IN THOUSANDS)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at June 30, 2000 and 1999, were as follows:


                                                                     JUNE 30, 2000 (IN THOUSANDS)
                                          ----------------- ----------------- --------------- ---------------- ---------------
                                                                 GROSS            GROSS                           AVERAGE
                                             AMORTIZED      UNREALIZED          UNREALIZED         FAIR           WEIGHTED
                                                COST             GAINS            LOSSES           VALUE           YIELD
                                          ----------------- ----------------- --------------- ---------------- ---------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                             $87,710                $3          $4,979          $82,734           5.18%
US Government agencies securities                  104,482                 -           3,842          100,640           6.81%
Other debt securities                                4,417                 -              66            4,351           8.32%
PR Government securities                               465                 5              19              451           6.19%
CMOs                                                   212                 -               -              212           5.78%
FNMA and FHLMC certificates                         56,743               100              99           56,744           8.00%
GNMA certificates                                   37,875               154             261           37,768           7.62%
                                          ----------------- ----------------- --------------- ---------------- ---------------
                                                   291,904               262           9,266          282,900           6.65%
FHLB stock                                          11,146                 -               -           11,146           6.27%
                                          ----------------- ----------------- --------------- ---------------- ---------------
                                                  $303,050              $262          $9,266         $294,046           6.66%
                                          ----------------- ----------------- --------------- ---------------- ---------------

HELD-TO-MATURITY
PR Government securities                             3,551                 3              24            3,530           7.89%
US Government agencies securities                    9,993                 -             457            9,536           6.46%
CMOs                                               110,967                 -           6,316          104,651           6.52%
Other debt securities                                4,864                 -               -            4,864           8.32%
FNMA and FHLMC certificates                        295,039                54          11,601          283,492           6.61%
GNMA certificates                                  373,070               469           8,761          364,778           7.19%
                                          ----------------- ----------------- --------------- ---------------- ---------------
                                                   797,484               526          27,159          770,851           6.88%
                                          ----------------- ----------------- --------------- ---------------- ---------------
                                                $1,100,534              $788         $36,425       $1,064,897           6.82%
                                          ================= ================= =============== ================ ===============




                                                                            JUNE 30, 1999 (IN THOUSANDS)
                                           ----------------- ----------------- --------------- --------------- ---------------
                                                                  GROSS            GROSS                          AVERAGE
                                              AMORTIZED      UNREALIZED          UNREALIZED         FAIR          WEIGHTED
                                                 COST             GAINS            LOSSES          VALUE           YIELD
                                           ----------------- ----------------- --------------- --------------- ---------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                             $105,343             $ 130         $ 3,875        $101,598           5.33%
US Government agencies securities                    75,820                 -           1,321          74,499           6.79%
PR Government securities                             20,160               423              11          20,572           8.71%
FNMA and FHLMC certificates                         125,584                40           2,653         122,971           6.67%
GNMA certificates                                    60,128               871             745          60,254           6.93%
                                           ----------------- ----------------- --------------- --------------- ---------------
                                                    387,035             1,464           8,605         379,894           6.47%
FHLB stock                                           13,257                 -               -          13,257           6.74%
                                           ----------------- ----------------- --------------- --------------- ---------------
                                                    400,292             1,464           8,605         393,151           6.48%
                                           ----------------- ----------------- --------------- --------------- ---------------
HELD-TO-MATURITY
PR Government securities                              3,563                 -              33           3,530           7.40%
CMOs                                                119,497                 -           2,365         117,132           6.67%
Other debt securities                                 4,863                 -               -           4,863           8.58%
FNMA and FHLMC certificates                         200,708               321           4,404         196,625           6.70%
GNMA certificates                                   179,449               796           3,161         177,084           6.59%
                                           ----------------- ----------------- --------------- --------------- ---------------
                                                    508,080             1,117           9,963         499,234           6.68%
                                           ----------------- ----------------- --------------- --------------- ---------------
                                                   $908,372            $2,581         $18,568        $892,385           6.59%
                                           ================= ================= =============== =============== ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

The amortized cost and estimated fair value of the Group's investment securities at June 30, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   (IN THOUSANDS)
                       ------------------------------------------------------------------------------------------------------
                               AVAILABLE-FOR-SALE                  HELD-TO-MATURITY                       TOTAL
                       ----------------- ---------------- ----------------- --------------- ----------------- ---------------
                           AMORTIZED           FAIR           AMORTIZED           FAIR          AMORTIZED           FAIR
                              COST             VALUE             COST            VALUE             COST            VALUE
                       ----------------- ---------------- ----------------- --------------- ----------------- ---------------
Within 1 year                   $    49        $ 50               $  9,993         $ 9,536          $ 10,042          $9,586
After 1 to 5 years                3,915            3,860             1,063           1,068             4,978           4,928
After 5 to 10 years             188,852          180,111            20,621          20,599           209,473         200,710
After 10 years                   99,088           98,879           765,807         739,648           864,895         838,527
FHLB stock                            -                -                 -               -            11,146          11,146
                       ----------------- ---------------  ----------------- --------------- ----------------- ---------------
                               $291,904         $282,900          $797,484        $770,851        $1,100,534      $1,064,897
                       ================= ================ ================= =============== ================= ===============

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

TRADING SECURITIES:

A summary of trading securities owned by the Group at June 30, is as follows:

                                                                                              (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                        2000                  1999
                                                                                 -----------------     ------------------

           US Treasury securities                                                         $42,734                $ 3,527
           PR Government securities                                                        13,513                      -
           Mortgage-backed securities                                                       6,058                 11,278
           CMO residuals, interest only                                                     2,138                  2,502
                                                                                 ----------------      -----------------
                                                                                          $64,443                $17,307
                                                                                 =================     ==================

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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


                                                                                                ( In thousands)
                                                                               -------------------------------------------------
                                                                                         2000                     1999
                                                                               -------------------------------------------------
      LOANS SECURED BY REAL ESTATE:
            Residential                                                                       $331,150                $257,936
            Non-residential real estate loans                                                    4,974                   6,531
            Home equity loans and secured personal loans                                        40,306                  16,278
                                                                               -------------------------------------------------
                                                                                               376,430                 280,745
            Less: Deferred loan fees, net                                                       (2,103)                 (1,302)
                                                                               -------------------------------------------------
                                                                                               374,327                 279,443
                                                                               -------------------------------------------------
      OTHER LOANS:
            Commercial  and auto loans                                                          24,117                  10,554
            Personal consumer loans and credit lines                                            19,698                 122,213
            Financing leases, net of unearned interest                                           8,785                 110,297
                                                                               -------------------------------------------------
                                                                                                52,600                 243,064
                                                                               -------------------------------------------------

      LOANS RECEIVABLE                                                                         426,927                 522,507
             Allowance for loan losses                                                          (6,837)                 (9,002)
                                                                               -------------------------------------------------
      LOANS RECEIVABLE, NET                                                                    420,090                 513,505
             Loans held-for-sale                                                               180,788                  55,206
                                                                               -------------------------------------------------
      TOTAL LOANS, NET                                                                        $600,878                $568,711
                                                                               =================================================

At June 30, 2000, residential mortgage loans held-for-sale amounted to $13,302,000 (1999 - $55,206,000). All mortgage residential loans originated and sold during fiscal 2000 were sold based on pre-established commitments or at market values. In fiscal 2000, the Group recognized gains of $5,891,000, (1999 - $9,124,000; 1998 - $8,563,000) in these sales which are included in the statement of income as part of mortgage banking activities.

On July 7, 2000, the Group sold its non-delinquent unsecured personal loan and lease portfolio to a local financial institution. At June 30, 2000 these loans were under a contract to sell, thus they were valued by reference to the contracted price. A loss of $1.2 million was recorded in fiscal 2000 in connection with this contract.

At June 30, 2000, loans on which the accrual of interest has been discontinued amounted to approximately $16,875,000 (1999 -$19,542,000). The gross interest income that would have been recorded in fiscal 2000 if non-accrual loans had performed in accordance with their original terms amounted to approximately $1,692,000 (1999 - $2,041,000; 1998 - $2,138,000).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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


                                                                                  (IN THOUSANDS)
                                                           --------------------------------------------------------------
                                                                   2000                 1999                 1998
                                                           --------------------- --------------------  ------------------
BALANCE AT BEGINNING OF PERIOD                                       $   9,002             $  5,658           $   5,408
  Provision for loan losses                                              8,150               14,473               9,545
  Loans charged-off                                                    (13,422)             (13,499)            (11,484)
  Recoveries                                                             3,107                2,370               2,189
                                                           --------------------- --------------------  ------------------
BALANCE AT END OF PERIOD                                             $   6,837             $  9,002           $   5,658
                                                           --------------------- --------------------  ------------------

As described in Note 1, the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2000 and 1999, the Group determined that no specific impairment reserve was required for those loans evaluated for impairement.

CONCENTRATION OF RISK:

Substantially all loans in the Group are to residents in Puerto Rico, therefore, it is susceptible to events affecting Puerto Rico's economy. The vast majority of the loans are well collateralized, thus reducing the risk of potential losses.

NOTE 7 - NON-INTEREST EARNING ASSETS

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:


                                                                                                 (IN THOUSANDS)
                                                             USEFUL LIFE           ---------------------------------------
                                                               (YEARS)                    2000                 1999
                                                           -----------------       -------------------    ----------------
Land                                                              -                           $ 1,348             $ 1,348
Buildings and improvements                                        40                           12,150              12,239
Leasehold improvements                                          5 - 10                          3,903               2,921
Furniture and fixtures                                          3 - 7                           5,395               4,222
EDP and other equipment                                         3 - 7                          13,503              12,139
                                                                                   -------------------    ----------------
                                                                                               36,299              32,869
Less: Accumulated depreciation and amortization                                               (14,593)            (11,060)
                                                                                   -------------------    ----------------
                                                                                              $21,706             $21,809
                                                                                   ===================    ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS:

Accrued interest receivable at June 30, consists of $4,367,000 from loans (1999
- $4,096,000) and $9,118,000 (1999 - $11,406,000) from investments.

Other assets at June 30, include the following:


                                                                                               (IN THOUSANDS)
                                                                                    --------------------------------------
                                                                                         2000                   1999
                                                                                    ----------------       ---------------
Prepaid expenses and other assets                                                           $ 4,844              $  5,622
Tax refund claim                                                                              7,188                 7,057
Deferred tax asset                                                                            7,369                 4,251
Accounts receivable and insurance claims, net                                                 4,012                 2,625
Other repossessed property                                                                      518                   485
                                                                                    ---------------        --------------
                                                                                            $23,961              $ 20,040
                                                                                    ================       ===============

NOTE 8 - DEPOSITS AND RELATED INTEREST:

At June 30, 2000, the weighted average interest rate of the Group's deposits was 4.75% (1999 - 4.68%) considering non-interest bearing deposits of $31,568,000 (1999 - $40,133,000). Refer to the Consolidated Statement of Financial Condition for the composition of deposits at June 30, 2000 and 1999. Interest expense for the last three fiscal years ending June 30, is set forth below:


                                                                                   (IN THOUSANDS)
                                                            ------------------------------------------------------------
                                                                   2000                  1999                 1998
                                                            ------------------      ---------------      ---------------
NOW accounts and saving deposits                                       $ 3,059              $ 2,920             $  2,781
Certificates of deposit and IRA accounts                                28,364               25,865               23,187
                                                            ------------------      ---------------      ---------------
                                                                       $31,423              $28,785             $ 25,968
                                                            ==================      ===============      ===============

At June 30, 2000 time deposits in denominations of $100,000 or higher amounted to $258,848,000, (1999- $242,680,000) including brokered certificates of deposit of $101,129,000, (1999- $92,821,000) at a weighted average rate of 6.61%, (1999-
5.25%) and public funds certificates of deposit from various local government agencies, collateralized with investment securities, of $65,547,000, (1999 - $72,254,000) at a weighted average rate of 6.22% (1999 - 5.00%).

Scheduled maturities of certificates of deposit and IRA accounts at June 30, 2000 are as follow:


                                                                                   (IN THOUSANDS)
                                                            -------------------------------------------------------------
                                                              BELOW $100,000         OVER $100,000            TOTAL
                                                            -------------------     ----------------     ----------------
               Within one year:
                  Three (3) months or less                             $58,944             $177,771             $236,715
                  Over 3 months through 1 year                          90,711               72,911              163,622
                                                            -------------------     ----------------     ----------------
                                                                       149,655              250,682              400,337

                 Over 1 through 3 years                                 78,906                4,259               83,165
                 Over 3 years                                           92,229               12,200              104,429
                                                            -------------------     ----------------     ----------------
                                                                      $320,790             $267,141             $587,931
                                                            ===================     ================     ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

At June 30, 2000, substantially all securities sold under agreements to repurchase mature within 180 days. The following securities were sold under agreements to repurchase at June 30:


                                                                                        (IN THOUSANDS)
                                                            ------------------------------------------------------------------------
                                                                           2000                                 1999
                                                            ------------------------------------ -----------------------------------
                                                              REPURCHASE        MARKET VALUE        REPURCHASE        MARKET VALUE
                                                              LIABILITY        OF COLLATERAL        LIABILITY         OF COLLATERAL
                                                            ---------------  -----------------    ---------------    ---------------

US Treasury securities                                             $85,695            $85,141            $65,268            $65,181
US Government agencies securities                                   25,911             27,138             21,337             21,309
GNMA certificates                                                  328,967            331,709            126,864            126,695
FNMA certificates                                                  169,126            174,370            173,315            173,084
FHLMC certificates                                                 108,642            112,862             99,664             99,531
Collateralized mortgage obligations                                 98,152            102,320            107,752            107,608
CMO residuals, interest only                                             -                  -              2,026              2,024
                                                            ---------------  -----------------    ---------------    ---------------
                                                                  $816,493           $833,540           $596,226           $595,432
                                                            ===============    ===============    ===============     ==============

At June 30, 2000, the weighted average interest rate of the Group's repurchase agreements was 6.39% (1999 - 4.89%) and included agreements with interest ranging from 5.75% to 7.15%. The following summarizes significant data on securities sold under agreements to repurchase for fiscals 2000 and 1999:


                                                                          (IN THOUSANDS)
                                                            --------------------------------------------
                                                                   2000                  1999
                                                            -------------------    -----------------

Average daily aggregate balance outstanding                           $802,556             $510,049
                                                            -------------------    -----------------
Maximum amount outstanding at any month-end                           $816,493             $596,226
                                                            -------------------    -----------------
Weighted average interest rate during the year                           5.77%                5.08%
                                                            -------------------    -----------------


ADVANCES AND BORROWINGS FROM THE FEDERAL HOME LOAN BANK

At June 30, advances and borrowings from the Federal Home Loan Bank of New York
(FHLB) consist of the following:


                            (IN THOUSANDS)
                     -----------------------------
TYPE                       2000            1999          MATURITY DATE                 INTEREST RATE DESCRIPTION
-------------------- --------------- ------------- -------------------------- ------------------------------------------------

ADVANCE                       $5,000         $   -   July 2000                  Fixed -  6.16%
ADVANCE                       10,000             -   July 2000                  Fixed -  6.19%
ADVANCE                       20,000             -   August 2000                Fixed -  6.24%
ADVANCE                       15,000             -   August 2000                Fixed -  6.29%
ADVANCE                       15,000             -   April 2001                 Floating due quarterly -  6.19%
ADVANCE                        5,000             -   November 2001              Fixed -  7.18%
Advance                            -         8,400   Demand                     Floating due daily -  5.98%
ADVANCE                            -        10,000   September 1999             Fixed -  5.71%
ADVANCE                            -        10,000   September 1999             Fixed -  5.85%
ADVANCE                            -        10,000   July 1999                  Fixed -  5.07%
ADVANCE                            -        20,000   October 2002               Fixed -  5.42%
BORROWING                          -        10,000   September 1999             Fixed -  6.03%
                     --------------- --------------
                             $70,000       $68,400
                     =============== =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

UNUSED LINES OF  CREDIT

The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed. At June 30, 2000, the Group's total available funds under these lines of credit totaled $62,960,000 (1999 - $53,000,000). At June 30, 2000 and 1999, there was no balance outstanding under these lines of credit.

CONTRACTUAL MATURITIES

At June 30, 2000, the contractual maturities of securities sold under agreements to repurchase, advances and borrowings from the FHLB, and bond payable and term notes by fiscal year are as follows:


                                                                                       (IN THOUSANDS)
                                                                  -----------------------------------------------------------
                                                                                         ADVANCES &           TERM NOTES
                                                                     REPURCHASE          BORROWINGS            AND BONDS
                      YEAR ENDING JUNE 30,                           AGREEMENTS           FROM FHLB             PAYABLE
                      --------------------                        -----------------    ----------------    ------------------

                              2001                                        $766,493             $65,000               $26,500
                              2002                                          50,000               5,000                45,000
                              2007                                               -                   -                15,000
                                                                  -----------------    ----------------    ------------------
                                                                          $816,493             $70,000               $86,500
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

The agreements were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties. All interest rate swap and caps at June 30, 2000 mature during fiscal year 2002.

As part of its interest rate risk management, during fiscal 2000 the Group closed certain interest rate swaps and caps agreements with notional value of approximately $390,000,000. This transaction generated gains of approximately $1,720,000, which are being amortized as an adjustment to yield over the remaining original terms of the agreements.

The Group offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to changes in those indexes. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At June 30, 2000, the notional amount of these agreements totaled $132,975,000 (1999 - $79,815,000) at a weighted average rate of 5.84% (1999- 5.81%).

The Group offers its customers certificates of deposit with high interest rates and therefore uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently cancel the certificates of deposit. At June 30, 2000, the notional amount of these agreements totaled $40,000,000 (1999 - $0) at a weighted average rate of 5.82% (1999- 0%). Of this amount, swaps with notional amount of $16.2 million did not meet the criteria for hedge accounting. As of June 30, 2000, the fair value of these swaps was ($173,000). This amount was recorded in income in fiscal year 2000.

At June 30, 2000, the contractual maturities of interest rate swaps and caps by fiscal year were as follows:


                                                                               ( IN THOUSANDS)
                                                -------------------------------------------------------------------------------

                                                   INTEREST              EQUITY           CERTIFICATES OF
             YEAR ENDING JUNE 30,                    RATE               INDEXED              DEPOSIT               TOTAL
             --------------------              ----------------     ---------------    ------------------    -----------------
                     2001                                    $-              $6,175                    $-               $6,175
                     2002                               350,000              13,300                     -              363,300
                     2003                                     -              21,750                     -               21,750
                     2004                                     -              40,750                     -               40,750
                     2005                                     -              51,000                     -               51,000
                     2007                                     -                   -                40,000               40,000
                                                ----------------     ---------------    ------------------    -----------------
                                                       $350,000            $132,975               $40,000             $522,975
                                                ================     ===============    ==================    =================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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

                                                                              (IN THOUSANDS)
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
                                                                   ================      =================


NOTE  13 - INCOME TAXES:

Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group is subject to Puerto Rico income tax on all its income. The components of income tax expense for the years ended June 30, are summarized below:


                                                                                       (IN THOUSANDS)
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

The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

                                                                        (DOLLARS IN THOUSANDS)
                                        ----------------------------------------------------------------------------------------
                                                  2000                           1999                           1998
                                        --------------------------     --------------------------    ---------------------------

                                          AMOUNT           RATE           AMOUNT          RATE          AMOUNT          RATE
                                        ------------    ------------    ------------    ---------    --------------   ----------
Statutory rate                               $7,673            39.0%        $10,493         39.0%          $ 8,564         39.0%
Decrease in rate resulting from:
    Exempt interest income, net              (8,588)          (43.7)         (7,867)       (29.3)           (5,786)       (26.3)
    Charges disallowed                        1,023             5.2               -            -                 -            -
    Other non-taxable items, net                  -               -          (2,426)        (9.0)             (215)        (1.0)
                                        ------------    ------------    ------------    ---------    --------------   ----------
PROVISION FOR INCOME TAXES                     $108            0.5%         $   200          0.7%          $ 2,563         11.7%
                                        ============    ============    ============    =========    ==============   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group's deferred tax asset and liability at June 30, were as follows:

                                                                                                  (IN THOUSANDS)
                                                                                       --------------------------------------
                                                                                            2000                 1999
                                                                                       ----------------    ------------------

DEFERRED TAX ASSET:
    Allowance for loan losses, net                                                              $2,666                $3,511
    Deferred income                                                                              1,424                 1,302
    Net deferred loan origination fee                                                              780                     -
    Other temporary differences                                                                  1,086                     -
    Unrealized loss on securities available-for-sale                                             1,413                   107
                                                                                       ----------------    ------------------
       GROSS DEFERRED TAX ASSET                                                                  7,369                 4,920
                                                                                       ----------------    ------------------

DEFERRED TAX LIABILITY:
     Net deferred loan origination costs                                                             -                  (154)
     Other temporary differences                                                                     -                  (515)
                                                                                       ----------------    ------------------
      GROSS DEFERRED TAX LIABILITY                                                                   -                  (669)
                                                                                       ----------------    ------------------

      NET DEFERRED TAX ASSET                                                                    $7,369                $4,251
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

LEASE COMMITMENTS

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for fiscal 2000 amounted to $1,499,000 (1999 - $1,013,000; 1998 - $847,000). As of June 30, 2000, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:


                           YEAR ENDING JUNE 30,                                   (IN THOUSANDS)
                        ----------------------------                           ----------------------
                                   2001                                                       $1,047
                                   2002                                                        1,018
                                   2003                                                          740
                                   2004                                                          611
                                   2005                                                          587
                                Thereafter                                                     1,915
                                                                               ----------------------
                                                                                              $5,918
                                                                               ----------------------

NOTE 15 - LITIGATION:

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

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


                                                                                    (In thousands)
                                                          --------------------------------- ------- ------------------------------
                                                                        2000                                    1999
                                                          ---------------------------------         ------------------------------
                                                              Fair             Carrying                 Fair           Carrying
                                                              Value             Value                   Value            Value
                                                          --------------    ---------------         --------------    ------------
ASSETS:
     Cash and due from banks                                    $11,145            $11,145               $  8,060        $  8,060
     Money market investments                                    23,511             23,511                 27,873          27,873
     Trading securities                                          64,443             64,443                 17,307          17,307
     Investment securities available-for-sale                   282,900            282,900                379,894         379,894
     Investment securities held-to-maturity                     770,851            797,484                499,234         508,080
     Federal Home Loan Bank (FHLB)  stock                        11,146             11,146                 13,257          13,257
     Loans, net (including loans held-for-sale)                 580,927            601,337                578,717         568,711
     Accrued interest receivable                                 13,485             13,485                 15,502          15,502

LIABILITIES:
     Deposits                                                   719,783            723,681                661,721         671,395
     Repurchase agreements                                      816,493            816,493                596,226         596,226
     Advances and borrowings from FHLB                           70,000             70,000                 68,400          68,400
     Term notes and bonds payable                                86,500             86,500                106,500         106,500
     Accrued expenses and other liabilities                      35,691             35,691                 14,801          14,801

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
      Interest rate swaps and caps:
         Equity index                                            33,544                  -                  1,358               -
         Interest rate                                          (1,991)                  -                   (60)               -


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------

The accounting policies of the segments are the same as those described in Note 1 - "Summary of Significant Accounting Policies." Following are the results of operations and the selected financial information by operating segment for each of the three years ended June 30:


                                                                       (DOLLARS IN THOUSANDS)
                                    ---------------------------------------------------------------------------------------------
                                        RETAIL           FINANCIAL        MORTGAGE
                                        BANKING          SERVICES          BANKING         ELIMINATIONS             TOTAL
                                    ----------------  ---------------- ----------------  ------------------  --------------------
FISCAL 2000
Net interest income                     $    43,705         $     428       $      365        $         -          $      44,498

Non-interest income                           6,357            12,046            5,891             (1,116)                23,178
Non-interest expenses                        30,499             6,510            3,959             (1,116)                39,852
Provision for loan losses                     8,150                 -                -                  -                  8,150
                                      -------------     -------------    -------------     ---------------     -----------------
 NET INCOME  BEFORE TAXES               $    11,413         $   5,964       $    2,297        $         -          $      19,674
                                      -------------     -------------    -------------     ---------------     -----------------

Total assets                            $ 1,845,343         $   6,016       $    2,000        $    (3,125)         $   1,850,234
                                      -------------     -------------    -------------     ---------------     -----------------

FISCAL 1999 (AS RESTATED)
Net interest income                     $    42,389         $    438        $      207        $         -          $      43,034

Non-interest income                          17,422           10,147             9,124             (2,740)                33,953
Non-interest expenses                        25,997            7,175             5,178             (2,740)                35,610
Provision for loan losses                    14,473                -                 -                  -                 14,473
                                      -------------     -------------    -------------     ---------------     -----------------
NET INCOME  BEFORE TAXES                $    19,341         $  3,410        $    4,153         $        -          $      26,904
                                      -------------     -------------    -------------     ---------------     -----------------

Total assets                            $ 1,570,675         $ 10,512        $    2,000         $   (2,434)         $   1,580,753
                                      -------------     -------------    -------------     ---------------     -----------------

Fiscal 1998 (as restated)
Net interest income                     $    38,223         $    536        $      135         $        -          $      38,894
Non-interest income                           9,700             9,351            8,417               (224)                27,244
Non-interest expenses                        25,043             5,357            4,458               (224)                34,634
Provision for loan losses                     9,545                 -                -                  -                  9,545
                                      -------------     -------------    -------------     ---------------     -----------------
 NET INCOME  BEFORE TAXES               $    13,335         $   4,530       $    4,094         $        -          $      21,959
                                      -------------     -------------    -------------     ---------------     -----------------

Total assets                            $ 1,292,850         $   8,664       $       -           $   (157)          $   1,301,357
                                      -------------     -------------    -------------     ---------------     -----------------

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

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         ORIENTAL FINANCIAL GROUP INC.
--------------------------------------------------------------------------------


HOLDING COMPANY TABLES (FINANCIALS)


STATEMENTS OF FINANCIAL POSITION AS JUNE 30,                                         AS RESTATED
                                                                                     -----------
                                                                           2000          1999
------------------------------------------------------------------------------------------------
ASSETS
 Cash                                                                     $       25    $  35,440
 Investment securities available-for-sale, at fair value..............        16,265        7,827
 Investment in Oriental Bank and Trust (OBT), at equity...............       109,307       98,557
 Investment in Oriental Financial Services (OFSC), at equity..........         4,472           -
 Other assets.........................................................           338          355
                                                                         ------------  -----------
     TOTAL ASSETS.....................................................    $  130,407    $ 142,179
                                                                         ------------  -----------
                                                                         ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Securities sold under agreements to repurchase.......................    $       -     $   7,499
 Dividend payable.....................................................         1,715        1,746
 Advances from subsidiaries...........................................        10,635       16,579
 Accrued expenses and other liabilities...............................           195           57
 Stockholders' equity.................................................       117,862      116,298
                                                                         ------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................    $  130,407      142,179
                                                                         ------------  -----------
                                                                         ------------  -----------


                                                                                                AS RESTATED
                                                                                                -----------
STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME FOR PERIODS ENDED JUNE 30,   2000          1999          1998
----------------------------------------------------------------------------------------------------------------
INCOME:
 Interest income......................................................   $        796    $      571    $      103
 Dividends from Bank..................................................             -         14,680         5,442
 Equity in undistributed earnings from banking subsidiary.............         19,169        12,346        14,195
 Equity in undistributed earnings from non-banking subsidiary.........            472          -             -
                                                                          ------------  ------------  ------------
     TOTAL INCOME.....................................................         20,437        27,597        19,740
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

EXPENSES:
 Interest expenses....................................................           115            463            98
 Operating expenses...................................................           756            430           245
                                                                         ------------   ------------  ------------
    TOTAL EXPENSES...................................................            871            893           343
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------

INCOME BEFORE INCOME TAXES............................................        19,566         26,704        19,397
 Income taxes.........................................................            -              -             -
                                                                         ------------   ------------  ------------
  NET INCOME..........................................................        19,566         26,704        19,397
 Other comprehensive income, net of taxes.............................        (4,781)       (17,867)        5,242
                                                                         ------------   ------------  ------------
  COMPREHENSIVE INCOME................................................    $   14,785     $    8,837    $   24,639
                                                                         ------------   ------------  ------------
                                                                         ------------   ------------  ------------



                                                                                                AS RESTATED
                                                                                                -----------
STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED JUNE 30,:                     2000           1999           1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................................    $  19,566      $  26,704     $  19,397
                                                                         ------------   ------------  -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
 Equity in earnings from banking subsidiary...........................      (19,169)       (12,346)      (14,195)
 Equity in earnings from non-banking subsidiary.......................         (472)            -             -
 Decrease (increase) in other assets..................................           17             62           124
 Increase (decrease) in accrued expenses and liabilities..............          138           (172)          117
                                                                         ------------   ------------  -----------
  TOTAL ADJUSTMENTS...................................................      (19,486)       (12,456)      (13,954)
                                                                         ------------   ------------  -----------
                                                                         ------------   ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................           80         14,248         5,449
                                                                         ------------   ------------  -----------
                                                                         ------------   ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale................       (9,326)            -         (9,438)
 Acquisition of non-banking subsidiary................................       (4,000)            -             -
 Redemptions and sales of investment securities available-for-sale....          897          1,772            -
                                                                         ------------   ------------  -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES....................      (12,429)         1,772        (9,438)
                                                                         ------------   ------------  -----------
                                                                         ------------   ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in securities sold under agreements to repurchase.......       (7,499)        (1,601)        9,100
 Proceeds from exercise of stock options..............................          539            842           789
 Net advances from subsidiaries.......................................       (2,347)        12,157         2,569
 Net proceeds from issuance of preferred stock........................           -          32,300            -
 Purchases of treasury stock..........................................       (3,715)       (17,202)       (4,363)
 Dividends paid.......................................................      (10,044)        (7,300)       (5,195)
                                                                         ------------   ------------  -----------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES....................      (23,066)        19,196         2,900
                                                                         ------------   ------------  -----------
                                                                         ------------   ------------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (35,415)        35,216        (1,095)
Cash and cash equivalents at beginning of period......................       35,440            224         1,319
                                                                         ------------   ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $     25      $  35,440     $     224
                                                                         ------------   ------------  -----------
                                                                         ------------   ------------  -----------w
