Form 10-K/A
period 1999-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2000-10-30
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Fiscal Year Ended June 30, 1999, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition Period from       to       .
                                        -----    ------

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

                                  Common Stock
                           ($1.00 par value per share)

                      7.125% Non-cumulative Monthly Income
                 Preferred Stock, Series A ($1.00 par value per
                   share, $25.00 liquidation value per share)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 2000, Oriental Financial Group Inc. (the "Corporation") had 13,805,135 shares of common stock outstanding, including 4,430,540 shares held by its directors and officers and by the Corporation as treasury stock. The aggregate market value of the common stock held by non-affiliates of the Corporation was $123.0 million based upon the reported closing price of $13.125 on the New York Stock Exchange on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information with respect to each nominee and director whose term continues.

NOMINEES FOR TERM THAT EXPIRES IN 2003

         JOSE ENRIQUE FERNANDEZ (AGE 57) - Director of the Corporation since 1988 (including terms as director of Oriental Bank and Trust, the Corporation's wholly owned banking subsidiary, referred to as the "Bank"). Chairman of the Board of Directors of the Bank since December 1, 1988 and President and Chief Executive Officer of the Bank since September 1, 1988, and Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation since June 1996. He was President and Chief Executive Officer of Drexel Burnham Lambert Puerto Rico Incorporated, San Juan, Puerto Rico, from October 1984 to April 1988. He was President and Chief Executive Officer of A.G. Becker Puerto Rico from 1978 to September 1984, and Vice President-Associate Manager of Prudential Bache Securities from 1965 to 1978. Mr. Fernandez also serves as member of the Board of Trustees and the International Advisory Council of the University of Notre Dame, South Bend, Indiana. He served from 1997 to 1998 as a member of the Board of Trustees of Sacred Heart University, San Juan, Puerto Rico.

         EFRAIN ARCHILLA (AGE 47) - Director of the Corporation since 1991 (including terms as director of the Bank). He is President and General Manager of WYQE-FM, Radio Yunque 93 FM in Naguabo and Fajardo, Puerto Rico, since 1994. He is an operations consultant of WALO-AM Radio Oriental, Inc. and Ochoa Broadcasting Corp. since 1993, and was General Manager of WALO Radio Station from 1973 to 1994, and Vice President and Treasurer of Ochoa Broadcasting Corp. and Radio Oriental, Inc. from 1975 to 1994. He also served as President of the Puerto Rico Broadcasters Association from 1988 to 1992, and currently is the organization's Vice President; President of the Puerto Rico Numismatic Society from 1983 to 1984; President of the Eastern Region Arts and Culture Foundation and the Humacao Chapter of the Puerto Rico Chamber of Commerce in 1992; and President of the Humacao Rotary Club in 1995.

         JULIAN S. INCLAN (AGE 52) - Director of the Corporation since 1995 (including terms as director of the Bank). President of American Paper Corporation (distributor of fine papers, office supplies and graphic art supplies) in San Juan, Puerto Rico, since September 1994. He has served as Managing General Partner of Calibre, S.E. (a real estate investment company) since 1991, and as President of Inclan Realty (a real estate development company), San Juan, Puerto Rico, since 1991. He is also the President of Inmac Corporation (a leasing and investment company that is currently inactive), San Juan, Puerto Rico, since 1989, and from 1978 to 1982 he served as Vice President and General Manager of St. Regis Paper and Bag, a division of Puerto Rican Cement Co., Inc. (a publicly traded company), San Juan, Puerto Rico.

DIRECTORS WHOSE TERMS EXPIRE IN 2002

         DR. PABLO I. ALTIERI (AGE 56) - Director of the Corporation since 1990 (including terms as director of the Bank). He is a cardiologist with a private practice in Humacao, Puerto Rico. He is presently a professor at the University of Puerto Rico Medical School. He is also a member of the Board of Directors of Corporacion para el Desarrollo Tecnologico de Recursos Tropicales de Puerto Rico (charitable organization) located in San Juan, Puerto Rico, and a member of the Board of Directors of Casa Roig Foundation (charitable organization) in Humacao, Puerto Rico.

         DIEGO PERDOMO, CPA (AGE 66) - Director of the Corporation since 1996 (including terms as director of the Bank). He is a certified public accountant and has been a partner of Diego Perdomo & Company (an accounting firm), San Juan, Puerto Rico, since 1968.

         FRANCISCO ARRIVI (AGE 54) - Director of the Corporation since 1998. He has been the President and Chief Executive Officer of Pulte International Caribbean Corp., a subsidiary of Pulte Corporation (a publicly traded company), San Juan, Puerto Rico, since March 1999. He was the President and Chief Executive Officer of Interstate General Properties LP, S.E., a subsidiary of Interstate General Company LP (a publicly traded company), San Juan, Puerto Rico, from 1995 to 1999, and Vice President and Chief Financial Officer of Interstate General Properties LP, S.E., San Juan, Puerto Rico, from 1990 to 1995. He was also Vice President and Manager of the Real Estate Department of The Chase Manhattan Bank, San Juan, Puerto Rico, from 1977 to 1990. Mr. Arrivi served as Director of Equus Gaming Co. LP (a publicly traded company), San Juan, Puerto Rico, from 1994 to 1995 and as director of Interstate General Corp., San Juan, Puerto Rico, from 1996 to 1999.

         MARI CARMEN APONTE, ESQ. (AGE 53) - Director of the Corporation since 1998. Ms. Aponte has practiced law in the District of Columbia for approximately two decades. Presently, she is member of the Boards of Directors of the National Council of La Raza and the National Coalition of Hispanic Social Services and Mental Health Organizations (COSSMHO). She was a member of the American Bar Association's policy making body, the House of Delegates, from 1988 to 1992. She presided the Washington, D.C. Hispanic Bar Association in 1982 and the National Hispanic Bar Association in 1984. Ms. Aponte was selected as a White House Fellow in 1979.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

         EMILIO RODRIGUEZ, JR. (AGE 52) - Director of the Corporation since 1992 (including terms as director of the Bank). He is the President of Milrod Enterprises, San Juan, Puerto Rico, since May 1998. Mr. Rodriguez was the President of Almacenes Rodriguez, Inc., Santurce, Puerto Rico, from May 1973 to May 1998. He has also served as Secretary of the Board of Directors of E&C Computers, Inc., San Juan, Puerto Rico, since 1982.

         ALBERTO RICHA ANGELINI (AGE 60) - Director of the Corporation since 1990 (including terms as director of the Bank). He has been Director of Development for Empresas Fonalledas, San Juan, Puerto Rico, since February 1998. He worked as a consulting engineer for Resort Builders, S.E. (a construction company), Isla Verde, Puerto Rico, from February 1996 to February 1998. He served as Executive Vice President and Chief Operating Officer of Rexach Construction Company, Inc., San Juan, Puerto Rico, from April 1990 to February 1996, and as Executive Vice President - Administration of the same company from 1984 to April 1990. He is a member of the Board of Directors and past President of the Associated General Contractors of America, Puerto Rico Chapter.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following information is supplied with respect to the Named Executive Officers (as defined hereinafter) and other executive officers of the Corporation who do not serve on the Corporation's Board of Directors. There are no arrangements or understandings pursuant to which any of the executive officers was selected as an officer, and no executive officer is related to any other director or executive officer of the Corporation by blood, marriage or adoption (excluding those that are more remote than first cousin).

         ELI E. DIAZ (AGE 54) - Executive Vice President of the Corporation since June 1999. Senior Vice President of Branch Administration and Consumer Loans of the Bank since May 1995. He was Vice President of Branch Administration and Consumer Loans of the Bank from May 1993 to May 1995. Previously was a private consultant to financial enterprises from March 1988 to May 1993 and President and Chairman of the Board of Pioneer Finance Corporation, San Juan, Puerto Rico, from July 1987 to 1992; Senior Vice President of Caguas Central Federal Savings, San Juan, Puerto Rico, from March 1985 to February 1988; Vice President of Citicorp Acceptance Corporation, Los Angeles, California, from October 1982 to February 1985, and Vice President of Citibank N.A., San Juan, Puerto Rico, from April 1979 to October 1982.

         JOSE RAFAEL FERNANDEZ (AGE 37) - Executive Vice President of the Corporation since February 1999. Senior Vice President and in charge of Oriental Financial Services Corp., the Corporation's wholly-owned brokerage subsidiary, since 1997. He was Vice President of Sales and Marketing of Oriental Financial Services Corp. from 1993 to 1997. He joined the Bank in 1991 as Assistant Vice President of the Treasury Department and during 1992 was in charge of the Bank's sales and marketing efforts for individual retirement account products.
         Before joining the Bank in 1991, he worked in New York, New York, and Buenos Aires, Argentina, for the Investments Department of The Chase Manhattan Bank. He is a member of the Board of Trustees of the Sacred Heart University, San Juan, Puerto Rico.

         ANDRES MORGADO, CPA (AGE 41) - Former Executive Vice President of the Corporation from June 1996 to August 17, 2000. Former Senior Vice President and Trust Officer of the Bank from May 1995 to August 17, 2000. He was Vice President and Trust Officer of the Bank from February 1990 to May 1995. Previously was Chief Operating Officer and Trust Officer of Commercial Trust Company, Inc., San Juan, Puerto Rico, from June 1988 to February 1990; Vice President Investments of Drexel Burnham Lambert Puerto Rico, Inc., San Juan, Puerto Rico, from April 1987 to June 1988; and Tax Manager, Deloitte & Touche (formerly Deloitte, Haskins & Sells), San Juan, Puerto Rico, from 1979 to 1987. Mr. Morgado is a certified public accountant, certified financial planner and personal financial specialist. He is also a member of the American Institute of Certified Financial Planners, the International Society of Financial Planners and United Way, and the Treasurer of Centro Comunitario Vida Plena, San Juan, Puerto Rico.

         ANDRES MUNIZ (AGE 44) - Senior Vice President of the Corporation since February 1997. Senior Vice President of Communications of the Bank since February 1997. He was Vice President of Marketing of the Bank from 1993 to January 1997. Before joining the Bank in 1993, he was Senior Account Executive at De La Cruz and Associates (an advertising firm), San Juan, Puerto Rico, from 1988 to 1993; Account Executive at Merced, Benitez and Machin (an advertising firm), San Juan, Puerto Rico, from 1987 to 1988; Marketing Manager at Caribbean Restaurants (local Burger King franchisee), San Juan, Puerto Rico, from 1985 to 1987; and Promotion Manager at Colgate Palmolive, San Juan, Puerto Rico, from 1982 to 1985.

         DENNIS SOTO (AGE 63) - Former Senior Vice President of the Corporation from June 1996 to June 30, 2000. Senior Vice President of the Bank from July 1995 to June 30, 2000. He was Vice President of the Bank and Regional Manager (Western Region) from September 1992 to June 1995. He was Vice President-Investments of the Bank from February 1990 to August 1992 and Vice President-Branch Administration of the Bank from January 1989 to January 1990. He was a private financial consultant from September 1988 to January 1989 and Senior Vice President-936 Trader of Drexel Burnham Lambert Puerto Rico, Inc., San Juan, Puerto Rico, from May 1982 to May 1988.

         RAFAEL VALLADARES, CPA (AGE 43) - Principal Financial Officer and Comptroller of the Corporation and the Bank since June 1999. He was Senior Vice President-Comptroller of PonceBank, Ponce, Puerto Rico, from February 1985 to June 1999 and Senior Auditor of Deloitte and Touche (formerly Deloitte, Haskins and Sells), San Juan, Puerto Rico, from 1978 to 1984. Mr. Valladares is also a certified public accountant.

         MARCIAL A. DIAZ (AGE 37) - Executive Vice President of the Corporation in charge of Oriental Mortgage Corporation since October 1999. He was Senior Vice President of Oriental Mortgage Corporation from 1997 to 1999, Vice President thereof from 1994 to 1997, and Marketing Manager thereof from 1989 to 1994. He was also a Mortgage Loan Production Manager at Banco Central Hispano, San Juan, Puerto Rico, from 1987 to 1989, and Marketing Representative for Doral Mortgage Corporation, San Juan, Puerto Rico, from 1985 to 1987. Mr. Diaz is a member of the Board of Directors of the Puerto Rico Association of Realtors, the San Juan Board of Realtors and the Mortgage Loan Officers Association.

ITEM 11.

                             EXECUTIVE COMPENSATION

         The summary compensation table set forth below discloses compensation for the Corporation's President and Chief Executive Officer and the four most highly paid executive officers of the Corporation or its subsidiaries who were serving as executive officers at the end of the fiscal year ended June 30, 2000 (collectively referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL                             LONG-TERM
                                                               COMPENSATION                        COMPENSATION
                                                -------------------------------------------    ---------------------
NAME AND                                                                     OTHER ANNUAL      SECURITIES UNDERLYING
PRINCIPAL POSITION                      YEAR    SALARY ($)    BONUS ($)   COMPENSATION ($)*         OPTIONS (#)
------------------                      ----    ----------    ---------   -----------------    ---------------------

Jose Enrique Fernandez                  2000      360,000      260,000           38,400                  - 0 -
President and Chief                     1999      325,000      365,000           38,400                 60,000
Executive Officer                       1998      310,000      345,000           34,000                 10,000

Andres Morgado                          2000      150,000      150,000           30,000                 12,500
Former Executive Vice President         1999      150,000      135,000           30,000                 12,500
and Trust Officer                       1998       98,600      120,000           30,000                 10,000

Eli E. Diaz                             2000      142,500      130,000           30,000                 12,500
Executive Vice President                1999      135,000      120,000           30,000                 12,500
Branch Administration and               1998       86,800       95,000           29,000                 10,000
Consumer Loans

Jose Rafael Fernandez                   2000      130,000      130,000           30,000                 12,500
Executive Vice President                1999      130,000      115,000           30,000                 12,500
and Principal of Oriental               1998       78,750       90,000           27,000                 10,000
Financial Services Corp.

Rafael Valladares                       2000      125,000       75,000           24,000                 12,500
Principal Financial Officer             1999       87,000       50,000           24,000                 12,500
Comptroller                             1998        - 0 -        - 0 -            - 0 -                 13,330

---------------

* Consists of a car allowance.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below provides information regarding the options granted to the Named Executive Officers during the fiscal year ended June 30, 2000 under the 1996 Incentive Stock Option Plan (the "1996 Plan"):


                                                                                                  POTENTIAL REALIZABLE VALUES
                                                                                                    AT ASSUMED ANNUAL RATES
                                                                                                     OF STOCK APPRECIATION
                              OPTIONS      PERCENT OF TOTAL  EXERCISE                             ---------------------------
       NAME                   GRANTED       OPTIONS GRANTED   PRICE          EXPIRATION DATE            5%              10%
-----------------------------------------------------------------------------------------------------------------------------

Jose Enrique Fernandez              0             --              --                --                    --               --
Andres Morgado(1)              12,500            2.8%         $19.13         August 18, 2009         $66,066         $145,988
Eli E. Diaz                    12,500            2.8%         $19.13         August 18, 2009         $66,066         $145,988
Jose Rafael Fernandez          12,500            2.8%         $19.13         August 18, 2009         $66,066         $145,988
Rafael Valladares                   0             --              --                --                    --               --


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The table below provides information regarding the options granted to the Named Executive Officers during the fiscal year ended June 30, 2000 under the 1998 Incentive Stock Option Plan (the "1998 Plan"):

                                                                                             POTENTIAL REALIZABLE VALUES
                                                                                               AT ASSUMED ANNUAL RATES
                                                                                                OF STOCK APPRECIATION
                              OPTIONS    PERCENT OF TOTAL EXERCISE                           ---------------------------
      NAME                    GRANTED    OPTIONS GRANTED   PRICE         EXPIRATION DATE           5%             10%
------------------------------------------------------------------------------------------------------------------------

Jose Enrique Fernandez              0          --              --                    --              --               --
Andres Morgado                      0          --              --                    --              --               --
Eli E. Diaz                         0          --              --                    --              --               --
Jose Rafael Fernandez               0          --              --                    --              --               --
Rafael Valladares              12,500         2.8%        $ 19.13         July 29, 2009         $66,066         $145,988

--------

(1) Pursuant to the terms of the 1996 Plan, Mr. Morgado's stock options terminated on August 17, 2000, the date he ceased his employment with the Bank.

                        AGGREGATED OPTION/SAR EXERCISES
                            IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                  NUMBER OF            UNEXERCISED
                                                                                 UNEXERCISED          IN-THE-MONEY
                                                                               OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                               FISCAL YEAR-END       FISCAL YEAR-END
                                                                             ----------------------------------------
                                     SHARES ACQUIRED                            EXERCISABLE/          EXERCISABLE/
NAME                                 ON EXERCISE (#)    VALUE REALIZED ($)    UNEXERCISABLE (#)     UNEXERCISABLE ($)
---------------------------------------------------------------------------------------------------------------------

Jose Enrique Fernandez                       0                    --          100,839/175,462       1,029,725/949,323

Andres Morgado                           5,833              $ 51,996                 0/50,833                0/67,750

Eli E. Diaz                              3,330              $ 36,963             2,500/50,830           23,750/67,750

Jose Rafael Fernandez                        0                    --             5,330/50,330           33,652/63,000

Rafael Valladares                            0                    --                 0/38,330                     0/0

                                   401K PLAN

         All employees of the Bank are eligible to participate in the Oriental Bank and Trust Cash or Deferred Arrangement Profit Sharing Plan (the "401K Plan"). The 401K Plan is qualified under Sections 1165(a) and (e) of the Puerto Rico Internal Revenue Code of 1994, as amended. The 401K Plan offers eligible participants six investment alternatives: four U.S. mutual funds, a money-market account, and the Corporation's common stock. Contributions made through payroll deductions not in excess of 10% of annual base salary or $8,000, whichever is less, may be accumulated per year as before-tax savings. The Bank contributes 80 cents for each dollar contributed by an employee up to $832. The Bank's matching contribution is invested in the shares of common stock of the Corporation. The 401K Plan became effective on January 1, 1992. During fiscal 2000, the Bank contributed 6,516 shares of common stock of the Corporation, valued at $124,270 at the time of the contribution, to the 401K Plan.

                             DIRECTOR COMPENSATION

         The Board of Directors of the Corporation held 13 meetings during the fiscal year ended June 30, 2000. The Corporation has standing audit and compensation committees. During fiscal 2000, directors received a fee of $500 for each meeting of the Board of Directors attended, and $200 for each meeting of a committee thereof attended. Only directors who are not officers of the Corporation or any subsidiary thereof receive fees for attendance at such meetings. No director attended fewer than 75% of the total meetings of the Board of Directors held during fiscal 2000 and the total number of meetings held by all committees thereof on which he or she served during the year.

                             EMPLOYMENT AGREEMENTS

JOSE ENRIQUE FERNANDEZ

         On December 22, 1998, the Bank and Jose Enrique Fernandez entered into an employment agreement for a term of three years. The employment agreement provides for an increase in salary to $340,000 for fiscal 2000, and further increases to $360,000 for fiscal 2001 and to $380,000 for fiscal 2002, and an annual automobile and expense allowance of $38,400. The employment agreement also provides that the Bank will pay for Mr. Fernandez's membership in such social and business clubs that in his judgment are reasonably necessary for the performance of his bank-related duties. Also, under the employment agreement, the Bank will pay for a 10-year term life insurance policy in the amount of $1,500,000, covering the life of Mr. Fernandez, for the benefit of Mr. Fernandez' estate. The employment agreement also provides that, during its term, the Board of Directors will nominate and recommend to the stockholders the election of Mr. Fernandez as a director at any election of directors in which his term as a director will expire, and, if elected, the Board of Directors will name Mr. Fernandez to the position of Chairman. Pursuant to the employment agreement, the Bank granted to Mr. Fernandez options to purchase 60,000 shares of common stock of the Corporation under the 1996 Plan. The stock options may be exercised by Mr. Fernandez during a period commencing on the first anniversary and ending on the tenth anniversary of the employment agreement. Notwithstanding the above limitations, these stock options will become immediately exercisable if Mr. Fernandez dies or is disabled, retires from employment with the Bank, or if there occurs a "change in control" of the Bank.

         The employment agreement may be terminated by the Bank for "just cause" (as such term is defined in the employment agreement) at any time. In the event employment is terminated for "just cause," Mr. Fernandez will have no right to compensation or other benefits for any period after such termination. The employment agreement also provides for payments and other benefits for Mr. Fernandez if there occurs a "change in control" of the Bank or in the event of involuntary termination of employment in connection with any "change in control" of the Bank, as defined therein. The term "change in control" is defined to include any of the following: (i) a change in control as defined in 12 U.S.C. ss. 1817(j) and 12 C.F.R. ss. 303.4, or (ii) a change in control that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); or (iii) during any period of two consecutive years during the term of the employment agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

         The employment agreement also provides that Mr. Fernandez may terminate his employment for "good reason," which includes (i) failure by the Bank to comply with any material provision of the employment agreement, which failure has not been cured within ten (10) days after notice thereof has been given by Mr. Fernandez to the Bank and (ii) any purported termination of Mr. Fernandez's employment which is not effected pursuant to a notice of termination satisfying certain requirements set forth in the employment agreement.

         In the event that there occurs a "change in control," or if Mr. Fernandez is terminated other than for "just cause" and in connection with a "change in control," the Bank will pay Mr. Fernandez an amount equal to the aggregate annual compensation paid or payable to him (including salary, bonus, car allowance and the value of any other benefits provided to Mr. Fernandez) during the year in which the termination occurs multiplied by 3.00. The payment is to be made in a lump sum on or before the fifth (5th) day following the date of termination. If Mr. Fernandez terminates his employment for "good reason", the severance payments from the Bank will be equal to the aggregate annual compensation paid or payable to Mr. Fernandez (including salary, bonus, car allowance and the value of any other benefits provided to Mr. Fernandez) during the year in which the termination occurs multiplied by 2.00. The severance payment is to be made in a lump sum on or before the fifth (5th) day following the date of termination. If Mr. Fernandez had been terminated for other than "just cause" as of June 30, 2000, he would have been entitled to a severance payment of approximately $2,345,910. If Mr. Fernandez had terminated his employment for "good reason" as of June 30, 2000, he would have been entitled to a severance payment of approximately $1,563,940. The employment agreement does not contain any provision restricting Mr. Fernandez's right to compete against the Bank upon termination of employment.

RAFAEL VALLADARES

         On June 30, 1998, the Bank and Rafael Valladares entered into an employment agreement for a term of two years. The employment agreement provides for a minimum base salary to $90,000 for fiscal 1999, and a further increase to $150,000 for fiscal 2000, and an annual automobile and expense allowance of $24,000. The employment agreement contains a provision for automatic one year extensions of said agreement unless terminated by either party. Any salary increases for this agreement, or extensions thereof, shall be mutually agreed to by the Bank and Mr. Valladares. The employment agreement also provides that Mr. Valladares will be entitled to participate in, and receive the benefits of, any stock option plan, profit sharing plan or other plans, benefits and privileges given to employees and executives of the Bank for which Mr. Valladares may qualify. Such benefits will be provided to Mr. Valladares while he is employed under the terms of the employment agreement or any extension thereof.

         The employment agreement may be terminated by the Bank for "just cause" (as such term is defined in the employment agreement) at any time. In the event employment is terminated for "just cause," Mr. Valladares will have no right to compensation or other benefits for any period after such termination. The employment agreement also provides for payment and other benefits for Mr. Valladares if there occurs a "change in control" of the Bank or in the event of involuntary termination of employment in connection with any "change in control" of the bank, as defined therein. The term "change in control" is defined to include any of the following: (i) a change in control as defined in 12 U.S.C. s 1817(j) and 12 C.F.R. ss. 303.4, or (ii) a change in control that would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Exchange Act; or (iii) during any period of two consecutive years during the term of the employment agreement, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

         The employment agreement also provides that Mr. Valladares may terminate his employment for "good reason", which includes (i) failure by the Bank to comply with any material provision of the employment agreement, which failure has not been cured within ten (10) days after notice thereof has been given by Mr. Valladares to the Bank and (ii) any purported termination of Mr. Valladares employment which is not affected pursuant to a notice of termination satisfying certain requirements set forth in the employment agreement.

         In the event that there occurs a "change of control," or if Mr. Valladares is terminated other than for "just cause" and in connection with a "change in control," the Bank will pay Mr. Valladares an amount equal to the aggregate annual compensation paid or payable to him (including salary, bonus, car allowance and the value of any other benefits provided to Mr.Valladares) during the year the termination occurs multiplied by 2.00. The payment is to be made in lump sum on or before the fifth (5th) day following the date of termination. If Mr. Valladares terminates his employment for "good reason", the severance payments from the Bank will be equal to the aggregate annual compensation paid or payable to Mr. Valladares (including salary, bonus, car allowance and the value of any other benefits provided to Mr. Valladares) during the year in which the termination occurs multiplied by 2.00. The severance payment is to be made in a lump sum on or before the fifth (5th) day following the date of termination. If Mr. Valladares had been terminated for other than "just cause", as of June 30, 2000, he would have been entitled to a severance payment approximately, $455,883.12. If Mr. Valladares had terminated his employment for "good reason", as of June 30, 2000 he would have been entitled to a severance payment of approximately, $455,883.12.

         The employment agreement contains provisions restricting Mr. Valladares' ability to engage or participate in, become a director of, or render advisory or other services to any firm or entity competitive with the Bank. The employment agreement further contains provisions protecting the confidential information and trade secrets of the Bank while Mr. Valladares is employed by the Bank. The employment agreement does not contain any provision restricting Mr. Valladares' right to compete against the Bank upon termination of employment.

ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the shares of common stock of the Corporation beneficially owned, as of September 30, 2000, by the only person or entity known to the Corporation to be the beneficial owner of 5% or more of the Corporation's common stock.

                                                  AMOUNT AND NATURE OF
                                                  BENEFICIAL OWNERSHIP
           NAME AND ADDRESS OF                       OF COMMON STOCK                         PERCENT OF
             BENEFICIAL OWNER                 AS OF SEPTEMBER 30, 2000(1)                   COMMON STOCK
           -------------------                ---------------------------                   ------------
         Jose Enrique Fernandez                       2,584,053(2)                             20.56%
         1717 Lilas San Francisco
         San Juan, Puerto Rico 00927

--------

(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals and entities.

(2) The amount set forth in the table for Mr. Fernandez includes 100,839 shares that may be received upon the exercise of stock options. While Mr. Fernandez may be deemed to beneficially own the 100,839 shares subject to options that may be exercised within 60 days of September 30, 2000 for purposes of the Exchange Act, as a result of his having elected to receive qualified stock options pursuant to the stock option plans of the Bank, under Puerto Rico law the aggregate fair market value of shares (determined as of the time of grant) for which Mr. Fernandez may exercise stock options for the first time in any calendar year cannot exceed $100,000. The amount also includes 2,000 shares owned by Mr. Fernandez's youngest son and 2,492 shares owned by Mr. Fernandez through the Bank's 401K Plan (as such term is defined herein).

         The number of outstanding shares of common stock of the Corporation beneficially owned by the directors, Named Executive Officers and other executive officers of the Corporation as of September 30, 2000 is as follows:

                                   AMOUNT AND NATURE OF                                AMOUNT AND NATURE OF
                                   BENEFICIAL OWNERSHIP              PERCENT           BENEFICIAL OWNERSHIP            PERCENT
                                     OF COMMON STOCK                    OF              OF PREFERRED STOCK                OF
          NAME                  AS OF SEPTEMBER 30, 2000(1)       COMMON STOCK(2)   AS OF SEPTEMBER 30, 2000(1)   PREFERRED STOCK(3)
-------------------------       ---------------------------     -----------------   ---------------------------   ------------------
DIRECTORS

Dr. Pablo I. Altieri(4)                   122,318                     --

Efrain Archilla(5)                          3,555                     --

Jose Enrique Fernandez(6)               2,584,053                  20.56%                   20,000                    1.49%

Julian S. Inclan(7)                        57,562                     --

Diego Perdomo, CPA(8)                     230,068                   1.83%                    1,000                     ---

Alberto Richa Angelini(9)                  17,105                     --                     2,500                     ---

Emilio Rodriguez, Jr.(10)                  34,904                     --

Francisco Arrivi                                0                     --

Mari Carmen Aponte                         79,238                     --

NAMED EXECUTIVE OFFICERS

Jose Enrique Fernandez(11)              2,584,053                  20.56%                   20,000                    1.49%

Eli E. Diaz                                 3,063                     --

Jose Rafael Fernandez(12)                  24,610                     --

--------

(1) Based on information furnished by the respective individuals. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares, subject in the case of those directors who are married to the community property laws of Puerto Rico. Under applicable regulations, a person is deemed to have beneficial ownership of any shares of capital stock which he or she has a right to acquire within 60 days, including pursuant to the exercise of outstanding stock options, and to all shares subject to options or other rights of acquisition acquired in connection with or as a participant in any transaction involving a change in control. Shares of capital stock which are subject to stock options or other rights of acquisition are deemed to be outstanding for the purpose of computing the percentage of outstanding capital stock owned by such person or group but are not deemed outstanding for the purpose of computing the percentage of capital stock owned by any other person or group.

(2) Unless otherwise indicated, each of the persons named in the table beneficially holds less than 1% of the issued and outstanding common stock of the Corporation.

(3) Unless otherwise indicated, each of the persons named in the table beneficially holds less than 1% of the issued and outstanding preferred stock of the Corporation.

(4) The amount set forth in the table for Mr. Altieri includes 625 shares that may be received upon the exercise of stock options.

(5) The amount set forth in the table for Mr. Archilla includes 625 shares that may be received upon the exercise of stock options.

(6) The amount set forth in the table for Mr. Fernandez includes 100,839 shares that may be received upon the exercise of stock options. While Mr. Fernandez may be deemed to beneficially own the 100,839 shares subject to options that may be exercised within 60 days of September 30, 2000 for purposes of the Exchange Act, as a result of his having elected to receive qualified stock options pursuant to the stock option plans of the Bank, under Puerto Rico law the aggregate fair market value of shares (determined as of the time of grant) for which Mr. Fernandez may exercise stock options for the first time in any calendar year cannot exceed $100,000. This amount also includes 2,000 shares owned by Mr. Fernandez's youngest son and 2,492 owned by Mr. Fernandez through the Bank's 401K Plan.

(7) The amount set forth in the table for Mr. Inclan includes 625 shares that may be received upon the exercise of stock options.

(8) The amount set forth in the table for Mr. Perdomo includes 625 shares that may be received upon the exercise of stock options.

(9) The amount set forth in the table for Mr. Richa Angelini includes 625 shares that may be received upon the exercise of stock options.

(10) The amount set forth in the table for Mr. Rodriguez includes 625 shares that may be received upon the exercise of stock options.

(11)     See note 6 herein.

(12) The amount set forth in the table for Mr. Jose Rafael Fernandez includes 5,330 shares that may be received upon the exercise of stock options.

                                     AMOUNT AND NATURE OF                            AMOUNT AND NATURE OF
                                     BENEFICIAL OWNERSHIP           PERCENT          BENEFICIAL OWNERSHIP              PERCENT
                                       OF COMMON STOCK                OF              OF PREFERRED STOCK                  OF
          NAME                    AS OF SEPTEMBER 30, 2000(1)   COMMON STOCK(2)   AS OF SEPTEMBER 30, 2000(1)     PREFERRED STOCK(3)
          ----                    ---------------------------   ---------------   ----------------------------    ------------------

Andres Morgado, CPA(13)                    58,493                   --

Rafael Valladares                           3,692                   --

         As of September 30, 2000, all directors, nominees for director, Named Executive Officers and other executive officers of the Corporation as a group (16 persons) beneficially owned 3,319,131 shares of common stock or approximately 26.41% of the issued and outstanding common stock of the Corporation, and 27,500 shares of preferred stock or approximately 2.05% of the issued and outstanding preferred stock of the Corporation.

--------

(13) The amount set forth in the table for Mr. Morgado is as of June 30, 2000. Mr. Morgado ceased his employment with the Bank on August 17, 2000.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2000, the Corporation and the Bank engaged the legal services of McConnell Valdes, San Juan, Puerto Rico, of which Carlos O. Souffront, Secretary of the Board of Directors of the Corporation and the Bank, is a proprietary partner. The amount of fees paid to McConnell Valdes did not exceed 5% of the law firm's revenues for its last fiscal year.

         Certain transactions involving loans and deposits were transacted during fiscal 2000 between the Bank and certain directors and executive officers of the Corporation and the Bank, and persons related to, or affiliated with, such persons. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of uncollectability or other unfavorable features. At present, none of the loans to executive officers or directors of the Corporation and the Bank, and persons related to, or affiliated with, such persons is non-performing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ORIENTAL FINANCIAL GROUP INC.


By: /S/JOSE E. FERNANDEZ
    --------------------
Jose E. Fernandez
Chairman of the Board, President and
Chief Executive Officer                                Dated:  October 27, 2000

By: /S/RAFAEL VALLADARES
   ---------------------
Rafael Valladares
Comptroller and Principal Financial Officer            Dated:  October 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By: /S/JOSE E. FERNANDEZ
    --------------------
Jose E. Fernandez
Chairman of the Board, President and
Chief Executive Officer                                Dated:  October 27, 2000

By: /S/PABLO I. ALTIERI
    -------------------
Dr. Pablo I. Altieri
Director                                               Dated:  October 27, 2000

By: /S/DIEGO PERDOMO
   -----------------
Diego Perdomo
Director                                               Dated:  October 27, 2000

By: /S/EFRAIN ARCHILLA
    ------------------
Efrain Archilla
Director                                               Dated:  October 27, 2000

By: /S/JULIAN INCLAN
    ----------------
Julian Inclan
Director                                               Dated:  October 27, 2000

By: /S/EMILIO RODRIGUEZ, JR.
    ------------------------
Emilio Rodriguez, Jr.
Director                                               Dated:  October 27, 2000

By: /S/ALBERTO RICHA
    ----------------
Alberto Richa
Director                                               Dated:  October 27, 2000

By: /S/FRANCISCO ARRIVI
    -------------------
Francisco Arrivi
Director                                               Dated:  October 27, 2000

By: /S/MARI CARMEN APONTE
    ---------------------
Mari Carmen Aponte
Director                                               Dated:  October 27, 2000