Form 10-Q
period 2000-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2000-11-14
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                          COMMISSION FILE NO. 001-12647

                          ORIENTAL FINANCIAL GROUP INC.

                 INCORPORATED IN THE COMMONWEALTH OF PUERTO RICO

                   IRS EMPLOYER IDENTIFICATION NO. 66-0259436

                          PRINCIPAL EXECUTIVE OFFICES:

                                 Monacillos Ward
                             1000 San Roberto Street
                         Rio Piedras, Puerto Rico 00926
                        Telephone Number: (787) 771-6800

--------------------------------------------------------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK ($1.00 PAR VALUE)

             13,805,135 SHARES OUTSTANDING AS OF SEPTEMBER 30, 2000

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

 Yes    x        No
     --------      ---------

                                TABLE OF CONTENTS



                                                                                              PAGE

------------------------------------------------------------------------------------------------------------------

PART - 1

------------------------------------------------------------------------------------------------------------------


Item - 1           FINANCIAL STATEMENTS

                      Consolidated statements of financial condition at September 30,
                      2000 (unaudited) and June 30, 1999.                                                 1

                      Unaudited consolidated statements of income for the quarter ended
                      September 30, 2000 and 1999.                                                        2

                      Unaudited consolidated statements of stockholders' equity and comprehensive income for the quarter ended September 30, 2000
                      and 1999.                                                                           3

                      Unaudited consolidated statements of cash flows for the
                      quarter ended September 30, 2000 and 1999.                                          4

                      Notes to unaudited consolidated financial statements                                5


Item - 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              11-25

PART - 2
------------------------------------------------------------------------------------------------------------------------------------

Item - 1           Legal Proceedings                                                                      28

Item - 2           Change in securities                                                                   28

Item - 3           Defaults upon senior securities                                                        28

Item - 4           Submissions of Matters to a Vote of Security Holders                                   28

Item - 5           Other Information                                                                      28

Item - 6           Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                                               28

                   Signatures                                                                             29


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000
(IN THOUSANDS)


                                                                                   SEPTEMBER 30,            JUNE 30,
                                                                                       2000                   2000
                                                                                ------------------    --------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------


Cash and due from banks                                                               $ 7,687                $ 10,322
                                                                                ------------------    --------------------
INVESTMENTS:
 Money market investments                                                             109,584                  23,511
 Trading securities, at fair value                                                     32,218                  64,443
 Investment securities available-for-sale, at fair value                              997,279                 282,900
 Investment securities held-to-maturity, at amortized cost
 (fair value $770,851)                                                                     --                 797,484
 Federal Home Loan Bank (FHLB) stock, at cost                                          11,146                  11,146
                                                                                ------------------    --------------------
   TOTAL INVESTMENTS                                                                1,150,227               1,179,484
                                                                                ------------------    --------------------

LOANS:
 Loans held-for-sale, at lower of cost or market                                       49,084                 180,788
 Loans receivable, net                                                                416,444                 420,090
                                                                                ------------------    --------------------
   TOTAL LOANS, NET                                                                   465,528                 600,878
                                                                                ------------------    --------------------

Accrued interest receivable                                                            13,178                  13,485
Foreclosed real estate, net                                                               535                     398
Premises and equipment, net                                                            21,504                  21,706
Other assets, net                                                                      20,808                  23,961
                                                                                ------------------    --------------------
TOTAL ASSETS                                                                      $ 1,679,467             $ 1,850,234
                                                                                ==================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand                                                                 $ 126,991               $ 130,919
 Time and IRA accounts                                                                574,056                 587,931
                                                                                ------------------    --------------------
                                                                                      701,047                 718,850
 Accrued interest                                                                       5,580                   4,831
                                                                                ------------------    --------------------
   TOTAL DEPOSITS                                                                     706,627                 723,681
                                                                                ------------------    --------------------

BORROWINGS:
 Securities sold under agreements to repurchase                                       729,663                 816,493
 Advances and borrowings from FHLB                                                     20,000                  70,000
 Term notes and other borrowings                                                       86,500                  86,500
                                                                                ------------------    --------------------
   TOTAL BORROWINGS                                                                   836,163                 972,993
                                                                                ==================    ====================

Accrued expenses and other liabilities                                                 30,116                  35,691
                                                                                ------------------    --------------------

TOTAL LIABILITIES                                                                   1,572,906               1,732,365
                                                                                ------------------    --------------------

COMMITMENTS AND CONTINGENCIES
                                                                                ------------------    --------------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation
  value; shares issued and outstanding 1,340,000                                       33,500                  33,500
 Common stock, $1 par value; 20,000,000 shares authorized; shares
  issued 13,805,135                                                                    13,805                  13,805
 Additional paid-in capital                                                            23,786                  23,786
 Legal surplus                                                                         10,684                  10,578
 Retained earnings                                                                     77,139                  79,809
 Treasury stock, at cost, 1,235,599 shares (June 30, 2000 - 1,107,799)                (28,741)                (27,116)
 Accumulated other comprehensive loss, net of deferred taxes of $345
  (June 30, 2000 - $1,413)                                                            (23,612)                (16,493)
                                                                                ------------------    --------------------
   TOTAL STOCKHOLDERS' EQUITY                                                         106,561                 117,869
                                                                                ------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,679,467             $ 1,850,234
                                                                                ==================    ====================


                 The accompanying notes are an integral part of
                    these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)



                                                                           -----------------------------
                                                                                            AS RESTATED
                                                                                            -----------
                                                                                2000           1999
                                                                           --------------- -------------


INTEREST INCOME:
 Loans and leases                                                                 $ 9,148      $ 13,905
 Mortgage-backed securities                                                        15,107        12,079
 Investment securities                                                              3,640         3,700
 Money market investments                                                           2,474            55
                                                                           --------------- -------------
   TOTAL INTEREST INCOME                                                           30,369        29,739
                                                                           --------------- -------------

INTEREST EXPENSE:
 Deposits                                                                           9,610         7,234
 Securities sold under agreements to repurchase                                    12,795         8,129
 Other borrowed funds                                                               1,479         2,458
                                                                           --------------- -------------
   TOTAL INTEREST EXPENSE                                                          23,884        17,821
                                                                           --------------- -------------

NET INTEREST INCOME                                                                 6,485        11,918
Provision for loan losses                                                           1,400         1,750
                                                                           --------------- -------------
NET CREDIT INCOME                                                                   5,085        10,168
                                                                           --------------- -------------

NON-INTEREST INCOME (CHARGES):
 Trust, money management and brokerage fees                                         2,827         2,627
 Mortgage banking activities                                                        1,551         1,958
 Banking service revenues                                                           1,016           925
 Net gain (loss) on sale of securities available-for-sale                          (3,705)          599
 Derivatives activities                                                            (2,072)           --
 Trading net activity                                                                 (12)         (133)
 Leasing revenues                                                                      49           268
                                                                           --------------- -------------
   TOTAL NON-INTEREST INCOME (Charges)                                               (346)        6,244
                                                                           --------------- -------------

NON-INTEREST EXPENSES:
 Compensation and benefits                                                          3,375         3,821
 Occupancy and equipment, net                                                       1,718         1,493
 Advertising and business promotion                                                   781           723
 Professional and service fees                                                        505           874
 Communications                                                                       420           404
 Taxes other than on income                                                           488           479
 Insurance, including deposit insurance                                                95           133
 Printing, postage, stationery and supplies                                           163           197
 Other                                                                                642           414
                                                                           --------------- -------------
   TOTAL NON-INTEREST EXPENSE                                                       8,187         8,538
                                                                           =============== =============

INCOME (LOSS) BEFORE INCOME TAXES                                                  (3,448)        7,874
Income taxes provision (credit)                                                    (1,457)          631
                                                                           --------------- -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                           (1,991)        7,243
Cumulative effect of change in accounting principle                                 1,930            --
                                                                           --------------- -------------
NET INCOME (LOSS)                                                                     (61)        7,243
Less: Dividends on preferred stock                                                   (597)         (597)
                                                                           --------------- -------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                 $ (658)      $ 6,646
                                                                           --------------- -------------

INCOME (LOSS) PER COMMON SHARE:
 Basic before cumulative effect of change in GAAP                                 $ (0.20)       $ 0.52
                                                                           --------------- -------------
 Diluted before cumulative effect of change in GAAP                               $ (0.20)       $ 0.50
                                                                           --------------- -------------

 Basic after cumulative effect of change in GAAP                                  $ (0.05)       $ 0.52
                                                                           --------------- -------------
 Diluted after cumulative effect of change in GAAP                                $ (0.05)       $ 0.50
                                                                           --------------- -------------

Average common shares outstanding                                                  12,639        12,806
Average potential common share options                                                 --           499
                                                                           --------------- -------------
                                                                                   12,639        13,305
                                                                           =============== =============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)


                                                                                                      AS RESTATED
                                                                                        2000              1999
                                                                                  ----------------- -----------------

 CHANGES IN STOCKHOLDERS' EQUITY:
-----------------------------------------------------------------------------------------------------------------------


PREFERRED STOCK:
 Balance at beginning of year                                                             $ 33,500          $ 33,500
 Issuance of preferred stock                                                                    --                --
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                   33,500            33,500
                                                                                  ----------------- -----------------

COMMON STOCK:
 Balance at beginning of year                                                               13,805            13,739
 Stock options exercised                                                                        --                16
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                   13,805            13,755
                                                                                  ----------------- -----------------

ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                                                               23,786            23,313
 Stock options exercised                                                                        --                71
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                   23,786            23,384
                                                                                  ----------------- -----------------

LEGAL SURPLUS:
 Balance at beginning of year                                                               10,578             8,673
 Transfer from retained earnings                                                               106               863
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                   10,684             9,536
                                                                                  ----------------- -----------------

RETAINED EARNINGS:
 Balance at beginning of year - as previously reported (see Note 2)                             --            79,920
 Amount of restatement, net of taxes                                                            --            (7,734)
 Beginning balance - as restated                                                            79,809            72,186
 Net income (loss)                                                                             (61)            7,243
 Dividends declared on common stock                                                         (1,905)           (1,916)
 Dividends declared on preferred stock                                                        (597)             (597)
 Transfer to legal surplus                                                                    (107)             (863)
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                   77,139            76,053
                                                                                  ----------------- -----------------

TREASURY STOCK:
 Balance at beginning of year                                                              (27,116)          (23,401)
 Treasury stock purchased                                                                   (1,625)           (1,732)
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                  (28,741)          (25,133)
                                                                                  ----------------- -----------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
 Balance at beginning of year                                                              (16,493)          (11,712)
 Other comprehensive loss for the year ended, net of taxes                                  (7,119)           (3,450)
                                                                                  ----------------- -----------------
   BALANCE AT END OF YEAR                                                                  (23,612)          (15,162)
                                                                                  ----------------- -----------------


TOTAL STOCKHOLDERS' EQUITY                                                               $ 106,561         $ 115,933
                                                                                  ================= =================

 COMPREHENSIVE INCOME:
-----------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                                            $ (61)          $ 7,243
                                                                                  ----------------- -----------------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
 Unrealized loss on securities transferred from held-to-maturity
   to available-for-sale                                                                   (26,633)                -
 Unrealized gain (losses) on securities arising during the period                           22,151            (3,942)
 Realized (loss) gains included in net income                                               (3,705)              599
 Income Credit (expense) related to items of other comprehensive income                      1,068              (107)
                                                                                  ----------------- -----------------
   NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES                  (7,119)           (3,450)
                                                                                  ----------------- -----------------

COMPREHENSIVE INCOME (LOSS)                                                               $ (7,180)          $ 3,793
                                                                                  ================= =================



                 The accompanying notes are an integral part of
                    these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)


                                                                                                       AS RESTATED
                                                                                           2001           2000
                                                                                       -------------- --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                      $       (61) $        7,243
                                                                                       -------------- --------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Amortization of deferred loan origination fees and costs                                     (151)           (13)
   Amortization of premiums and accretion of discounts on investment securities                  140            129
   Depreciation and amortization of premises and equipment                                     1,049            818
   Provision for loan losses                                                                   1,400          1,750
   Loss (gain) on sale of securities                                                           3,705           (599)
   Derivatives Activities                                                                     (1,092)            --
   Mortgage banking activities                                                                (1,551)        (1,958)
   Proceeds from sale of mortgage loans held-for-sale                                         14,800         21,715
   Decrease in accrued expenses and other liabilities                                         (5,575)        (3,281)
   Net (increase) decrease in:
     Trading securities                                                                       32,225        (20,878)
     Accrued interest receivable                                                                 307         (3,401)
     Deferred tax asset - net                                                                   (223)            --
     Other assets                                                                              4,670          5,391
                                                                                         -------------- --------------
        TOTAL ADJUSTMENTS                                                                     49,704           (327)
                                                                                         -------------- --------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    49,643          6,916
                                                                                         -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale                                       (50,208)       (86,110)
 Maturities and redemptions of investment securities available-for-sale                       17,606          7,797
 Maturities and redemptions of investment securities held-to-maturity                         30,492         13,003
 Proceeds from sales of investment securities available-for-sale                              92,706         11,920
 Proceeds from sale of consumer loans and leases portfolios                                  167,900             --
 Net origination (repayments) of loans                                                       (65,843)       (42,859)
 Capital expenditures                                                                           (847)          (831)
                                                                                         -------------- --------------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                     191,806        (97,080)
                                                                                         -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
 Deposits                                                                                    (17,054)       (14,342)
 Securities sold under agreements to repurchase                                              (86,830)       105,096
 Advances and borrowings from FHLB                                                           (50,000)       (21,700)
 Proceeds from exercise of stock options                                                          --             87
 Treasury stock acquired                                                                      (1,625)        (1,732)
 Dividends paid                                                                               (2,502)        (2,535)
                                                                                         -------------- --------------
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                          (158,011)        64,874
                                                                                         -------------- --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              83,438        (25,290)
Cash and cash equivalents at beginning of period                                              33,833         35,933
                                                                                         -------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   117,271    $    10,643
                                                                                         ============== ==============

CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                                                 $     7,687    $    10,360
 Money market investments                                                                    109,584            283
                                                                                         ------------   ------------
                                                                                         $   117,271    $    10,643
                                                                                         ============   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
 Interest paid                                                                           $    22,600    $    17,210
                                                                                         ------------   ------------
 Investment securities available-for-sale transferred to held-to-maturity                $        --    $   263,793
                                                                                         ------------   ------------
 Investment securities held-to-maturity transferred to available-for-sale                    770,851              --
                                                                                         ------------   ------------
 Real estate loans securitized into mortgage-backed securities                           $    18,800    $    38,000
                                                                                         ============   ============


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

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a financial bank holding company incorporated under the laws of the Commonwealth of Puerto Rico, which provides a variety of financial services through its subsidiaries. The Group is subject to the regulation and supervision of the Federal Reserve Board. Oriental Bank and Trust (the "Bank"), the Group's banking subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with nineteen branches located throughout the island. The Group through its banking and broker-dealer subsidiaries, Oriental Financial Services Corp., offers mortgage, commercial and consumer lending, auto lease financing, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is subject to the regulations of certain federal and local agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 2000 contained in Oriental's 2000 Annual Report and Form 10-K.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three-month period ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities". The Statement requires the Group to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedge must be adjusted to fair value through income. If derivative meet the criteria and qualify as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in the cumulative effect of an accounting change of $3.2 million ($1.9 million net of tax effect) being recognized as income in the statement of net income and a charge of $2.1 million ($1.3 net of tax effect) against operations.

PRIOR TO THE ADOPTION OF STATEMENT NO. 133 ON JULY 1RST, 2000, SUBSTANTIALLY ALL OF THE GROUP DERIVATIVES WERE ACCOUNTED FOR AS HEDGING CONTRACTS NOT RECOGNIZED ON THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AND WERE NOT MARK-TO-MARKET. The Group designated no hedge accounting during the quarter ended September 30, 2000. The adoption of Statement No. 133 resulted in the cumulative effect of an accounting change of $3.2 million ($1.9 million net of tax effect) THAT WAS recognized as income in THE CONSOLIDATED STATEMENT OF INCOME. In addition, a charge of $2.1 million ($1.3 million net of tax effect) was recognized against operations for the quarter ended September 30, 2000. The fair value of the Group's derivatives as of September 30, 2000 was $2.9 million and is included as part of "Other assets, net" in the Consolidated Statement of Financial Condition.

With the adoption of Statement No. 133, the Group also reclassified the portfolio of investment securities held-to-maturity to the available-for-sale category (see Note 2).

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

MONEY MARKET INVESTMENTS

At September 30, 2000 and June 30, 2000 the Group's money market investments were comprised of:



                                                                                       (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                             SEPTEMBER 30,             JUNE 30,
                                                                        --------------------    -------------------


    Securities purchased under agreements to resell                                $ 48,600            $        --
    Time deposits with other banks                                                    1,000                  1,350
    Money market accounts and other short-term investments                           59,984                 22,161
                                                                        --------------------    -------------------
                                                                                  $ 109,584                $23,511
                                                                        ====================    ===================


TRADING SECURITIES

A summary of trading securities owned by the Group at September 30, 2000 and June 30, 2000 is as follows:


                                                                                       (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                             SEPTEMBER 30,             JUNE 30,
                                                                        --------------------    -------------------


     U.S. Treasury securities                                                        $2,503                $42,734
     P.R. Government securities                                                      12,646                 13,513
     Mortgage-backed securities                                                      14,835                  6,058
     CMO residuals, interest only                                                     2,234                  2,138
                                                                        --------------------    -------------------
                                                                                    $32,218                $64,443
                                                                        ====================    ===================



At September 30, 2000, the Group's trading portfolio weighted average yield was 8.77% (June 30, 2000 - 7.49%).

INVESTMENT SECURITIES

With the adoption of Statement No. 133 (See Note 1), "Accounting for Derivative Instruments and Hedging Activities", management reclassified the entire portfolio of investments Held-to-Maturity to the Available-for-Sale investment category. Hedging of the Held-to-Maturity securities is not allowed by Statement No. 133. The unrealized loss of $26.6 million of the held-to-maturity portfolio at the date of adoption of Statement No. 133 was charged against "Other Comprehensive Income" (see the Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income). The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at September 30, 2000 and June 30, 2000, were as follows:


                                                                      SEPTEMBER 30, 2000 (IN THOUSANDS)
                                               ----------------- ----------------- --------------- ---------------- ---------------
                                                                     GROSS            GROSS                           AVERAGE
                                                 AMORTIZED      UNREALIZED          UNREALIZED         FAIR           WEIGHTED
                                                    COST             GAINS            LOSSES           VALUE           YIELD
                                               ----------------- ----------------- --------------- ---------------- ---------------


AVAILABLE-FOR-SALE AND FHLB STOCK

US Treasury securities                                $3,656               $19             $32           $3,643           7.31%
US Government agencies securities                    104,505                 3           2,214          102,294           6.81%
Other debt securities                                  9,283                --              --            9,283           8.33%
PR Government securities                               4,014                12              23            4,003           7.65%
CMOs                                                 108,079                --           5,029          103,050           6.52%
FNMA and FHLMC certificates                          352,771             1,082           5,654          348,198           6.86%
GNMA certificates                                    430,262               874           4,327          426,808           7.28%
                                               ----------------- ----------------- --------------- ---------------- ---------------
                                                   1,012,570             1,990          17,279          997,279           7.02%
FHLB stock                                            11,146                --              --           11,146           7.23%
                                               ----------------- ----------------- --------------- ---------------- ---------------
                                                  $1,023,716            $1,990         $17,279       $1,008,425           7.03%
                                               ----------------- ----------------- --------------- ---------------- ---------------
HELD-TO-MATURITY

PR Government securities                                  --                --              --               --           0.00%
US Government agencies securities                         --                --              --               --           0.00%
CMOs                                                      --                --              --               --           0.00%
Other debt securities                                     --                --              --               --           0.00%
FNMA and FHLMC certificates                               --                --              --               --           0.00%
GNMA certificates                                         --                --              --               --           0.00%
                                               ----------------- ----------------- --------------- ---------------- ---------------
                                                          --                --              --               --           0.00%
                                               ----------------- ----------------- --------------- ---------------- ---------------

                                                  $1,023,716            $1,990         $17,279       $1,008,425           7.03%
                                               ================= ================= =============== ================ ===============

                                      -6-


                                                                     JUNE 30, 2000 ( IN THOUSANDS)
                                           ----------------- ----------------- --------------- ---------------- ---------------
                                                                  GROSS            GROSS                            AVERAGE
                                               AMORTIZED        UNREALIZED       UNREALIZED         FAIR            WEIGHTED
                                                 COST             GAINS            LOSSES           VALUE            YIELD
                                           ----------------- ----------------- --------------- ---------------- ---------------


AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                           $87,710                $3          $4,979          $82,734           5.18%
US Government agencies securities                104,482                --           3,842          100,640           6.81%
Other debt securities                              4,417                --              66            4,351           8.32%
PR Government securities                             465                 5              19              451           6.19%
CMOs                                                 212                --              --              212           5.78%
FNMA and FHLMC certificates                       56,743               100              99           56,744           8.00%
GNMA certificates                                 37,875               154             261           37,768           7.62%
                                           ----------------- ----------------- --------------- ---------------- ---------------
                                                 291,904               262           9,266          282,900           6.65%
FHLB stock                                        11,146                --              --           11,146           6.27%
                                           ----------------- ----------------- --------------- ---------------- ---------------
                                                $303,050              $262          $9,266         $294,046           6.66%
                                           ----------------- ----------------- --------------- ---------------- ---------------

HELD-TO-MATURITY

PR Government securities                           3,551                 3              24            3,530           7.89%
US Government agencies securities                  9,993                --             457            9,536           6.46%
CMOs                                             110,967                --           6,316          104,651           6.52%
Other debt securities                              4,864                --              --            4,864           8.32%
FNMA and FHLMC certificates                      295,039                54          11,601          283,492           6.61%
GNMA certificates                                373,070               469           8,761          364,778           7.19%
                                            ----------------- ----------------- --------------- ---------------- ---------------
                                                 797,484               526          27,159          770,851           6.88%
                                            ----------------- ----------------- --------------- ---------------- ---------------

                                              $1,100,534              $788         $36,425       $1,064,897           6.82%
                                            ================= ================= =============== ================ ===============



The amortized cost and estimated fair value of the Group's investment securities at September 30, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           (IN THOUSANDS)
                                 --------------------------------------------------------------------------------------------------
                                       AVAILABLE-FOR-SALE                   HELD-TO-MATURITY                         TOTAL
                                 --------------------------------------------------------------------------------------------------
                                   AMORTIZED            FAIR          AMORTIZED           FAIR          AMORTIZED         FAIR
                                     COST              VALUE             COST             VALUE           COST            VALUE
                                 --------------------------------------------------------------------------------------------------


Due within 1 year                         $345             $343      $        --    $         --            $345            $343
After 1 year to 5 years                  4,441            4,435               --              --           4,441           4,435
After 5 years to 10 years              126,719          124,587               --              --         126,719         124,587
Due after 10 years                     881,066          867,916               --              --         881,066         867,916
FHLB stock                                   -                -               --              --          11,146          11,146
                                 --------------     ------------     -------------  --------------   -------------  --------------
                                    $1,012,570         $997,279      $        --    $         --      $1,023,616      $1,008,425
                                --------------     ------------     -------------    --------------  -------------  --------------



Proceeds from the sale of investment securities available-for-sale during the first three months of fiscal 2001 totaled $92,557,000 (2000 - $11,920,000).
Gross realized gains and losses on those sales during first quarter of fiscal 2001 were $11,362 and $3,714,000 respectively (2000 - $599,000 and $0).

Of Oriental's investments at September 30, 2000 and June 30, 2000 the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 14% and 15% of stockholders' equity, respectively. At September 30, 2000, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $16,660,000 (June 30, 2000 - $17,686,000) and $16,649,000 (June 30, 2000 - $17,652,000), respectively. At
September 30, 2000, $13,080,000 (June 30, 2000 - $13,670,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within three main categories: mortgage, commercial and consumer. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans, personal loans, and auto leases. The composition of the Group's loan portfolio at September 30, 2000 and June 30, 2000 was as follows:




                                                                                            (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                    SEPTEMBER 30,           JUNE 30,
                                                                                 --------------------- ------------------


LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $319,234           $331,150
     Non-residential real estate loans                                                         4,699              4,974
     Home equity loans and personal loans collateralized by real estate                       46,249             40,306
                                                                                 --------------------- ------------------
                                                                                             370,182            376,430
     Less: net deferred loan fees                                                             (2,458)            (2,103)
                                                                                 --------------------- ------------------
                                                                                             367,724            374,327
                                                                                 ===================== ==================
OTHER LOANS:

     Commercial                                                                               25,878             24,117
     Personal consumer loans and credit lines                                                 21,597             19,698
     Financing leases, net of unearned interest                                                8,217              8,785
                                                                                 --------------------- ------------------
                                                                                              55,692             52,600
                                                                                 ===================== ==================

LOANS RECEIVABLE                                                                             423,416            426,927
Allowance for loan losses                                                                     (6,972)            (6,837)
                                                                                 --------------------  ------------------
LOANS RECEIVABLE, NET                                                                        416,444            420,090
Loans held-for-sale                                                                           49,084            180,788
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                            $465,528           $600,878
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

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 9 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the first quarter and three-months period ended September 30, 2000 and 1999.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2000 and June 30, 2000, the Group determined that no impairment reserve was necessary.

NOTE 4 - PLEDGED ASSETS:

At September 30, 2000, residential mortgage loans and investment securities amounting to $213,363,000 (June 30, 2000 - $254,312,000), and $889,903,000 (June
30, 2000 - $1,062,000,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE  5 - INTEREST RATE RISK MANAGEMENT

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at September 30, 2000 and June 30, 2000 are set forth in the table below:



                                                                                              (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                       SEPTEMBER 30,            JUNE 30,
                                                                                      -----------------     -----------------


SWAPS:
 Pay fixed swaps notional amount                                                              $100,000              $100,000
 Weighted average pay rate - fixed                                                                7.07%                 7.07%
 Weighted average receive  rate - floating                                                        6.66%                 6.76%
 Maturity in months                                                                                 21                    24
 Floating rate  as a percent of LIBOR                                                              100%                  100%

CAPS:
 Cap agreements notional amount                                                               $250,000              $250,000
 Cap rate                                                                                         7.00%                 7.00%
 Maturity in months                                                                                 19                    23



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

The Bank offers its customers certificates of deposit which contain an embedded derivative tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At September 30, 2000, the notional amount of these agreements totaled $142,975,000 (June 30, 2000 -$132,975,000) at a weighted average rate of
5.87% (June 30, 2000 - 5.84%).

The Group offers its customers certificates of deposit with high interest rates and therefore uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently cancel the certificates of deposit. At September 30, 2000, the notional amount of these agreements totaled $40,000,000 (June 30, 2000 - $40,000,000) at a weighted average rate of 6.02% (June 30, 2000- 5.82%).

On July 1, 2000, the Group adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the recognition of derivatives in the balance sheet at fair value (See Note 1).

NOTE  6  - SEGMENT REPORTING ( UNAUDITED):

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

The Group's largest business segment is retail banking, which is mainly comprised of the Bank's branches and loan centers with such retail products as deposits and consumer loans. Commercial and finance leases are also considered in the retail business. This segment s also responsible for the Bank's mortgage loans portfolio, and the Group's investment portfolios and treasury functions.

The Group's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and the registered broker-dealer subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last and smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the first quarter ended September 30:


                                                UNAUDITED -THREE-MONTH PERIOD ENDED (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                       BANKING          SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------


FISCAL 2001
Net interest income                         $6,425              $60           $   --     $        --           $6,485
Non-interest income(charges)                (3,035)             956            1,895            (162)            (346)
Non-interest expenses                        6,726              607            1,016            (162)           8,187
Provision for loan losses                    1,400               --               --              --            1,400
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME (LOSS)  BEFORE TAXES               $(4,736)            $409            $ 879     $        --          $(3,448)
                                    ===============   ==============  ===============  ===============   ==============

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,674,215           $5,635           $2,000         $(2,383)      $1,679,467
                                    ===============   ==============  ===============  ===============   ==============

FISCAL 2000
Net interest income                         11,806             $112             $ --            $ --          $11,918
Non-interest income(charges)                 3,334              822            2,233            (145)           6,244
Non-interest expenses                        7,230              526              927            (145)           8,538
Provision for loan losses                    1,750               --               --              --            1,750
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME  BEFORE TAXES                       $6,160             $408           $1,306            $ --           $7,874
                                    ===============   ==============  ===============  ===============   ==============

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,648,012          $12,636           $2,000         $(2,148)      $1,660,500
                                    ===============   ==============  ===============  ===============   ==============



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF FINANCIAL PERFORMANCE

The Group posted a net loss of $62,000 for the first quarter of fiscal 2001, as compared to a net income of $7.2 million reported for the first quarter of fiscal 2000. This loss reflects a non-operating loss of $3.7 million ($3.1 million net of tax effect) incurred on the sale of treasury securities combined with the effects in the net credit spread of the increase in the cost of funds resulting from federal interest rate hikes made during the past year. This was partially offset by a $1.1 million ($666,000 net of tax effect) favorable adjustment related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (refer to Note 1 to the consolidated financial statements: Summary of Significant Accounting Policies).

The aforementioned $3.7 million loss in the sale of treasury securities was taken following recommendations made by the Group's asset/liability consultants. Proceeds from the sale of these low-yielding investments are being used to reduce higher-cost borrowings and to reinvest in higher-yielding securities, thus further strengthening future earnings.

Due to the Group's reporting calendar, and months before most other institutions in Puerto Rico and throughout the United States, the Group was required to adopt SFAS No. 133 on July 1, 2000. Other institutions will also be required to apply this new accounting standard in the first quarter of fiscal years beginning after June 15, 2000. Some of the best-capitalized institutions in the world have already reported the impact of SFAS No. 133 on their earnings, mostly with negative effects.

SFAS No. 133 requires the recognition of derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recognized in the statement of income based upon the difference between fair value and the carrying amount. If the derivative meets specified criteria and qualifies as a hedge, changes in fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings.

The $1.1 million ($666,000 net of tax effect) adjustment to net income from the adoption of SFAS No. 133 resulted from the cumulative effect of a change in accounting principle of $3.2 million ($1.9 million net of tax effect), recognized as a separate income item in the statement of income, and a charge of $2.1 million ($1.3 million net of tax effect) against operations for the first quarter ended September 30, 2000.

Net credit income (net interest income minus the provision for loan losses) decreased 50 percent from $10.2 million in the first quarter of fiscal year 1999 to $5.1 million for the quarter ended September 30, 2000. Interest income grew
2.1 percent despite a 34.2 percent reduction in interest revenues from loans, as a result of the previously disclosed sale of over $180 million of leases and unsecured personal loans. Interest expenses rose 34 percent to $23.9 million, as compared to $17.8 million for the same quarter in September 1999, mainly as a result of the aforementioned interest rate hikes.

Recurrent non-interest income remained stable at $5.4 million in the quarter ended September 30, 2000. Trust, money management and brokerage fees increased
7.6 percent from $2.6 million to $2.8 million. Banking fees also increased 8.4 percent from $925,000 to $1 million. Mortgage-banking revenues decreased 20.8 percent to $1.6 million. However, as expected by management, these revenues have begun to show an improvement evident in the 26.9 percent increase from the $1.2 million earned in the quarter ended June 30, 2000. This improvement is a result of management's focus of concentrating on secured lending, which also has had a positive effect on Oriental's risk exposure and capital requirements. In line with the Group's strategy of expanding fee-based income, recurrent non-interest revenues now constitute 53 percent of total core recurrent revenues.

Financial assets, which include the Group's assets and assets managed by the trust and brokerage business, reached $4.064 billion at the end of the first quarter of fiscal 2001 -- up 3.7% from $3.906 billion at the end of the same period of fiscal 2000. The Group's assets grew 1.1% to $1.680 billion at September 30, 2000, up from $1.662 billion a year ago. Assets managed by the trust and broker-dealer increased 5.5% to $2.384 billion from $2.260 billion the year before.

The following pages discuss in detail the different components that influenced the Group's performance. Tables 1 to 13 on pages 13 to 19 provide relevant operational ratios and information for the periods analyzed as follows:




        TABLE DESCRIPTION:                                                                                     PAGE NO.:
        ------------------                                                                                     ---------


         Selected Financial Data:
                      Earnings, Dividends Declared and Per Share Information                                       -13-
                      Period End Balances                                                                          -13-
                      Selected Financial Ratios (in percent) and Other Information                                 -13-

         Table 1      Quarterly Analysis of Net Interest Income and Changes due to Volume / Rate                   -14-

         Table 2      Non-Interest Income Summary and Composition                                                  -15-

         Table 3      Non-Interest Expenses Summary and Composition                                                -15-

         Table 4      Non-0perating Activities                                                                     -15-

         Table 5      Allowance for Loan Losses Summary                                                            -16-

         Table 6      Net Credit Losses Statistics                                                                 -16-

         Table 7      Loan Loss Reserve Breakdown                                                                  -17-

         Table 8      Non-Performing Assets                                                                        -17-

         Table 9      Non-Performing Loans                                                                         -17-

         Table 10     Bank Assets Summary and Composition                                                          -18-

         Table 11     Liabilities Summary and Composition                                                          -18-

         Table 12     Capital, Dividends and Stock Data                                                            -19-

         Table 13     Financial Assets Summary                                                                     -19-



SELECTED FINANCIAL DATA
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)



                                                                                        AS RESTATED
                                                                   -------------------------------------------------
                                                                         2000              1999         VARIANCE %
                                                                   -----------------  ----------------  ------------
EARNINGS, PER SHARE AND DIVIDENDS:
--------------------------------------------------------------------------------------------------------------------


Interest income                                                            $ 30,369          $ 29,739          2.1%
Interest expense                                                             23,884            17,821         34.0%
                                                                   -----------------  ----------------  ------------
 NET INTEREST INCOME                                                          6,485            11,918        -45.6%
Provision for loan losses                                                     1,400             1,750        -20.0%
                                                                   -----------------  ----------------  ------------
 NET CREDIT INCOME                                                            5,085            10,168        -50.0%
Recurrent non-interest income                                                 5,394             5,510         -2.1%
                                                                   -----------------  ----------------  ------------
 NET CORE REVENUES                                                           10,479            15,678        -33.2%
Recurrent non-interest expenses                                               8,188             6,538         -4.1%
                                                                   -----------------  ----------------  ------------
 CORE OPERATING ACTIVITIES                                                    2,291             7,140        -67.9%
                                                                   -----------------  ----------------  ------------

 NON-OPERATING ACTIVITIES                                                    (5,740)              734       -882.0%
                                                                   -----------------  ----------------  ------------

 INCOME (LOSS) BEFORE TAXES                                                  (3,448)            7,874       -143.8%
Income taxes (credit)                                                        (1,457)              631       -330.9%
                                                                   -----------------  ----------------  ------------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                    (1,991)            7,243       -127.5%
Cumulative effect of change in accounting principle, net of taxes             1,930                 -        100.0%
                                                                   -----------------  ----------------  ------------
                                                                                (61)            7,243       -100.9%
Less: dividends on preferred stock                                             (597)             (597)         0.0%
                                                                   -----------------  ----------------  ------------
 NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                          $ (658)          $ 6,646       -109.9%
                                                                   =================  ================  ============

 Basic before cumulative effect of change in GAAP                           $ (0.20)           $ 0.52       -138.5%
                                                                   -----------------  ----------------  ------------
 Basic after cumulative effect of change in GAAP                            $ (0.05)           $ 0.52       -109.6%
                                                                   -----------------  ----------------  ------------

 Diluted before cumulative effect of change in GAAP                         $ (0.20)           $ 0.50       -140.0%
                                                                   -----------------  ----------------  ------------
 Diluted after cumulative effect of change in GAAP                          $ (0.05)           $ 0.50       -110.0%
                                                                   -----------------  ----------------  ------------
AVERAGE SHARES AND POTENTIAL SHARES                                          12,639            13,305         -3.8%
                                                                   -----------------  ----------------  ------------

Book value                                                                   $ 5.81            $ 6.45         -9.9%
                                                                   -----------------  ----------------  ------------
Market price at end of period                                               $ 15.50           $ 22.75        -31.9%
                                                                   -----------------  ----------------  ------------
Dividends declared per commmon share                                         $ 0.15            $ 0.15          1.3%
                                                                   -----------------  ----------------  ------------
Dividends declared on common shares                                         $ 1,905           $ 1,916         -0.6%
                                                                   -----------------  ----------------  ------------

PERIOD END BALANCES (as of September 30,) AND FINANCIAL RATIOS:
--------------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                                                   $ 1,445,800       $ 1,394,800          3.7%
 Broker-dealer assets gathered                                              939,000           864,700          8.6%
                                                                   -----------------  ----------------  ------------
   ASSETS MANAGED                                                         2,384,800         2,259,500          5.5%
 Group total assets                                                       1,679,466         1,646,138          2.0%

                                                                   -----------------  ----------------  ------------
                                                                        $ 4,064,268       $ 3,905,638          4.1%
                                                                   =================  ================  ============

INTEREST-EARNING ASSETS
 Investments                                                            $ 1,150,227       $ 1,028,099         11.9%
 Loans and leases (including held-for-sale)                                 465,528           552,086        -15.7%
                                                                   -----------------  ----------------  ------------
                                                                        $ 1,615,755       $ 1,580,185          2.3%
                                                                   -----------------  ----------------  ------------
INTEREST-BEARING LIABILITIES
 Deposits                                                                 $ 706,627         $ 641,511         10.2%
 Repurchase agreements                                                      729,663           701,322          4.0%
 Borrowings                                                                 106,500           153,200        -30.5%
                                                                   -----------------  ----------------  ------------
                                                                        $ 1,542,790       $ 1,496,033          3.1%
                                                                   -----------------  ----------------  ------------
STOCKHOLDERS' EQUITY
 Preferred equity                                                          $ 33,500          $ 33,500          0.0%
 Common equity                                                               73,061            82,433        -11.4%
                                                                   -----------------  ----------------  ------------
                                                                          $ 106,561         $ 115,933         -8.1%
                                                                   -----------------  ----------------  ------------
CAPITAL RATIOS
 Leverage capital                                                              7.32%             8.72%
                                                                   -----------------  ----------------
 Total risk-based capital                                                     29.85%            24.74%
                                                                   -----------------  ----------------
 Tier 1 risk-based capital                                                    28.60%            23.48%
                                                                   -----------------  ----------------

FINANCIAL RATIOS (IN PERCENT)
 Return on average assets (ROA)                                               -0.45%             1.81%
                                                                   -----------------  ----------------
 Return on average common equity (ROE)                                       -12.45%            30.38%
                                                                   -----------------  ----------------
 Efficiency ratio                                                             68.67%            48.25%
                                                                   -----------------  ----------------
 Expense ratio                                                                 0.65%             0.72%
                                                                   -----------------  ----------------
 Interest rate spread                                                          1.26%             2.82%
                                                                   -----------------  ----------------
 Number of banking offices                                                       19                19
                                                                   -----------------  ----------------



SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(DOLLARS IN THOUSANDS)

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

--------------------------------------------------------------------------------



                                        ---------------------------  ----------------------- ------------------------------
                                                 INTEREST                 AVERAGE RATE               AVERAGE BALANCE
                                        ---------------------------  ----------------------- ------------------------------
                                         FISCAL    FISCAL  VARIANCE  FISCAL FISCAL VARIANCE   FISCAL    FISCAL   VARIANCE
                                          2000      1999    IN %      2000   1999   IN BP      2000      1999      IN %
                                        ---------------------------  ----------------------- ------------------------------


---------------------------------------
      A - TAX EQUIVALENT SPREAD
---------------------------------------


Interest-earning assets                  $ 30,369 $ 29,739    2.1%    7.19%  7.73%   -0.54%  $1,687,472 $ 1,532,748   10.1%
Tax equivalent adjustment                   6,442    5,225   23.3%    1.53%  1.36%    0.17%          --          --    0.0%
                                        ---------------------------  ----------------------- ------------------------------

 INTEREST-EARNING ASSETS --
 TAX EQUIVALENT                            36,811   34,964    5.3%    8.72%  9.09%   -0.37%  1,687,472   1,532,748   10.1%
Interest-bearing liabilities               23,884   17,821   34.0%    5.93%  4.92%    1.01%  1,598,907   1,436,542   11.3%
                                        ---------------------------  ----------------------- ------------------------------
NET INTEREST INCOME / SPREAD             $ 12,927 $ 17,143  -24.6%    2.79%  4.17%   -1.38%    $88,565     $96,206   -7.9%
                                        ---------------------------  ----------------------- ------------------------------

---------------------------------------
          B - NORMAL SPREAD
---------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                   $ 18,214 $ 15,384   18.4%    6.81%  6.53%    0.28% $ 1,068,26   $ 940,667   13.6%
 Trading securities                           533      395   34.9%    7.83%  8.24%   -0.41%     27,254      19,177   42.1%
 Money market investments                   2,474       55 4398.2%    6.84%  4.62%    2.22%    144,672       4,750 2946.7%
                                        ---------------------------  ----------------------- ------------------------------
                                           21,221   15,834   34.0%    6.84%  6.55%    0.29%  1,240,194     964,594   28.6%
                                        ---------------------------  ----------------------- ------------------------------

LOANS:
 Real estate (1)                            7,670    6,210   23.5%    7.79%  7.64%    0.16%    393,723     325,128   21.1%
 Consumer                                     671    4,216  -84.1%   13.51% 13.66%   -0.15%     19,698     122,441  -83.9%
 Financing leases                             176    2,720  -93.5%    7.45% 10.60%   -3.15%      9,394     101,834  -90.8%
 Commercial and auto loans                    631      759  -16.9%   10.22% 16.06%   -5.84%     24,463      18,751   30.5%
                                        ---------------------------  ----------------------- ------------------------------
                                            9,148   13,905  -34.2%    8.17%  9.75%   -1.58%    447,278     568,154  -21.3%
                                        ---------------------------  ----------------------- ------------------------------

                                           30,369   29,739    2.1%    7.19%  7.73%   -0.54%  1,687,472   1,532,748   10.1%
                                        ---------------------------  ----------------------- ------------------------------
INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                           786      764    2.9%    2.36%  2.09%    0.27%    131,942     145,196   -9.1%
 Time and IRA accounts                      8,824    6,470   96.4%    6.09%  5.17%    0.92%    574,898     496,288   15.8%
                                        ---------------------------  ----------------------- ------------------------------
                                            9,610    7,234    2.8%    5.39%  4.47%    0.92%    706,840     641,484   10.2%
                                        ---------------------------  ----------------------- ------------------------------
BORROWINGS:
 Repurchase agreements                     12,224    8,465   44.4%    6.35%  5.34%    1.01%    764,280     629,197   21.5%
 FHLB funds, term notes and other
  borrowings                                2,050    2,122   -3.4%    6.36%  5.08%    1.28%    127,787     165,861  -23.0%
                                        ---------------------------  ----------------------- ------------------------------
                                           14,274   10,587   34.8%    6.35%  5.28%    1.07%    892,067     795,058   12.2%
                                        ---------------------------  ----------------------- ------------------------------

                                           23,884   17,821   34.0%    5.93%  4.92%    1.01%  1,598,907   1,436,542   11.3%
                                        ---------------------------  ----------------------- ------------------------------

NET INTEREST INCOME / SPREAD              $ 6,485 $ 11,918  -45.6%    1.26%  2.81%   -1.55%
                                        ===========================  =======================

INTEREST RATE MARGIN                           --       --            1.57%  3.12%   -1.55%
                                                                     =======================

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                           $ 88,565  $ 96,206     -7.9%
                                                                                             ==============================

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                                105.54%   106.70%
                                                                                             ====================

----------------------------------------           -------------------------
 CHANGES IN NET INTEREST INCOME DUE TO:             VOLUME   RATE     TOTAL
----------------------------------------           -------------------------

INTEREST INCOME:
 Loans (1)                                        $ (4,420) $ (337) $(4,757)
 Investments                                         3,865   1,522    5,387
                                                  -----------------  -------
                                                      (555)  1,185      630
                                                  -----------------  -------

INTEREST EXPENSE:
 Deposits                                            1,004   1,372    2,376
 Borrowings                                          1,319   2,368    3,687
                                                  -----------------  -------
                                                     2,323   3,740    6,063
                                                  -----------------  -------

NET INTEREST INCOME                                $(2,878)$(2,555) $(5,439)
                                                  =================  =======


(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)



                                                           ------------------------------------------
                                                                        THREE-MONTH PERIOD
                                                           ------------------------------------------
                                                               2000           1999       VARIANCE %
                                                           ------------------------------------------
    TABLE 2 - NON-INTEREST INCOME SUMMARY
    -------------------------------------------------------------------------------------------------


    Trust, money management and brokerage fees             $       2,827  $      2,627          7.6%
    Mortgage banking activities                                    1,551         1,958        -20.8%
                                                           -------------- ------------- -------------
     NON-BANKING SERVICE REVENUES                                  4,378         4,585         -4.5%
                                                           ============== ============= =============

    Fees on deposit accounts                                         548           362         51.4%
    Bank service charges and commissions                             434           559        -22.4%
    Other operating revenues                                          34             4        750.0%
                                                           -------------- ------------- -------------
     BANK SERVICE REVENUES                                         1,016           925          9.8%
                                                           -------------- ------------- -------------

     RECURRENT NON-INTEREST INCOME                         $       5,394  $      5,510         -2.1%
                                                           ============== ============= =============

    RECURRENT NON-INTEREST INCOME TO EXPENSES RATIO                66.31%        62.99%          5.3%
                                                           -------------- ------------- -------------

    TABLE 3 - NON-INTEREST EXPENSES SUMMARY
    -------------------------------------------------------------------------------------------------

    Fixed compensation                                     $       2,695  $      2,744         -1.8%
    Variable compensation                                            680         1,077        -36.9%
                                                           -------------- ------------- -------------
     COMPENSATION AND BENEFITS                                     3,375         3,821        -11.7%
                                                           ============== ============= =============

    Occupancy and equipment                                        1,718         1,493         15.1%
    Advertising and business promotion                               781           723          8.0%
    Professional and service fees                                    505           874        -42.2%
    Communications                                                   420           404          4.0%
    Municipal and other general taxes                                488           479          1.9%
    Insurance, including deposits insurance                           95           133        -28.6%
    Printing, postage, stationery and supplies                       163           197        -17.3%
    Other operating expenses                                         642           414         55.1%
                                                           -------------- ------------- -------------
      OTHER NON-INTEREST EXPENSES                                  4,812         4,717          2.0%
                                                           -------------- ------------- -------------

    RECURRENT NON-INTEREST EXPENSES                        $       8,187  $      8,538         -4.1%
                                                           ============== ============= =============

    RELEVANT RATIOS AND DATA:
     Efficiency ratio                                              68.67%        48.25%
                                                           -------------- -------------
     Expense ratio                                                  0.65%         0.72%
                                                           -------------- -------------
     Compensation to recurrent non-interest expenses                41.5%         43.7%
                                                           -------------- -------------
     Variable compensation to total compensation                    20.1%         28.2%
                                                           -------------- -------------
     Compensation to total average assets                           0.92%         1.04%
                                                           -------------- -------------
     Average compensation per employee                     $        37.8  $       41.9
                                                           -------------- -------------
     Average number of full-time employees                           357           365
                                                           -------------- -------------
     Bank assets per employee                              $       5,353  $      4,958
                                                           -------------- -------------

     TOTAL WORK FORCE:
      Banking operations                                             314           332         -5.4%
      Trust operations                                                27            29         -6.9%
      Brokerage operations                                            11            12         -8.3%
                                                           -------------- ------------- -------------
                                                                     352           373         -5.6%
                                                           ============== ============= =============


    TABLE 4 - NON-OPERATING ACTIVITIES GAINS (LOSSES)
    -------------------------------------------------------------------------------------------------

    Securities net activity                                $      (3,705) $        599       -718.5%
    Trading net activity                                             (12)         (133)       -91.0%
    Derivatives activity                                          (2,072)           --       -100.0%
                                                           -------------- ------------- -------------
     SECURITIES, DERIVATIVES AND TRADING NET ACTIVITIES           (5,789)          466      -1142.3%
                                                           -------------- ------------- -------------

    Leasing revenues (discontinued June 2000)                         49           268        -83.6%
                                                           -------------- ------------- -------------
     OTHER NON-OPERATING ACTIVITIES                                   49           268        -83.6%
                                                           -------------- ------------- -------------

        TOTAL NON-OPERATING ACTIVITIES                          $ (5,740)        $ 734       -682.0%
                                                           ============== ============= =============


SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)



                                                                                 QUARTER ACTIVITY
                                                                     -----------------------------------------
                                                                            2000                  1999
                                                                     -------------------   -------------------

    TABLE 5 - ALLOWANCE FOR LOAN LOSSES SUMMARY
    ----------------------------------------------------------------------------------------------------------


    BEGINNING BALANCE                                                $            6,837    $            9,002
     Provision for loan losses                                                    1,400                 1,750
     Net credit losses -- see table 6                                            (1,265)               (2,021)
                                                                     -------------------   -------------------
        ENDING BALANCE - SEE TABLE 7                                 $            6,972    $            8,731
                                                                     -------------------   -------------------

    SELECTED DATA AND RATIOS:
     Loans outstanding at September 30,                              $          472,500    $          560,817
                                                                     -------------------   -------------------
     Recoveries to net charge-offs                                                 30.2%                 26.7%
                                                                     -------------------   -------------------
     Allowance coverage ratio
        Total loans                                                               1.48%                 1.56%
                                                                     -------------------   -------------------
        Non-performing loans                                                     41.98%                48.73%
                                                                     -------------------   -------------------
        Non-real estate non-performing loans                                     96.47%                97.79%
                                                                     -------------------   -------------------

    TABLE 6 - NET CREDIT LOSSES STATISTICS
    ----------------------------------------------------------------------------------------------------------

    REAL ESTATE
     Charge-offs                                                     $              --     $               --
     Recoveries                                                                     --                     --
                                                                     -------------------   -------------------
                                                                                    --                     --
                                                                     -------------------   -------------------
    CONSUMER
     Charge-offs                                                                 (1,074)               (1,749)
     Recoveries                                                                     307                   382
                                                                     -------------------   -------------------
                                                                                   (767)               (1,367)
                                                                     -------------------   -------------------
    LEASING
     Charge-offs                                                                   (487)                 (974)
     Recoveries                                                                     200                   295
                                                                     -------------------   -------------------
                                                                                   (287)                 (679)
                                                                     -------------------   -------------------
    COMMERCIAL AND OTHERS
     Charge-offs                                                                   (252)                  (35)
     Recoveries                                                                      41                    60
                                                                     -------------------   -------------------
                                                                                   (211)                   25
                                                                     -------------------   -------------------
    NET CREDIT LOSSES
     Total charge-offs                                                           (1,813)               (2,758)
     Total recoveries                                                               548                   737
                                                                     -------------------   -------------------
                                                                     $           (1,265)   $           (2,021)
                                                                     -------------------   -------------------
    NET CREDIT LOSSES TO AVERAGE:
     Real estate                                                                  0.00%                 0.00%
                                                                     -------------------   -------------------
     Consumer                                                                    15.58%                 4.42%
                                                                     -------------------   -------------------
     Leasing                                                                     12.22%                 2.50%
                                                                     -------------------   -------------------
     Commercial and others                                                        3.71%                -0.48%
                                                                     -------------------   -------------------
        TOTAL                                                                     1.13%                 1.38%
                                                                     -------------------   -------------------

    AVERAGE:
     Real estate                                                              $ 393,723             $ 334,117
     Consumer                                                                    19,698               123,662
     Leasing                                                                      9,394               108,469
     Commercial and others                                                       24,463                19,972
                                                                     -------------------   -------------------
        TOTAL                                                                 $ 447,278             $ 586,220
                                                                     ===================   ===================


SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)




                                                                     -----------------------------------------
                                                                            2000                  1999
                                                                     -------------------   -------------------

    TABLE 7 - LOAN LOSS RESERVE BREAKDOWN ( as of September 30,):
    ----------------------------------------------------------------------------------------------------------

     Consumer                                                                   $ 1,263               $ 3,047
     Financing leases                                                             4,170                 4,707
     Commercial and other                                                           921                   615
                                                                     -------------------   -------------------
         Non-real estate                                                          6,354                 8,369
         Real estate                                                                618                   362
                                                                     -------------------   -------------------
                                                                                $ 6,972               $ 8,731
                                                                     -------------------   -------------------

    TABLE 8 - NON-PERFORMING ASSETS ( as of September 30,):
    ----------------------------------------------------------------------------------------------------------

    NON-PERFORMING ASSETS

     Non-performing loans                                                      $ 16,609              $ 17,917
     Foreclosed real estate                                                         535                   383
     Repossessed autos                                                              171                   347
     Repossessed equipment                                                           --                    26
                                                                     -------------------   -------------------
                                                                               $ 17,315              $ 18,673
                                                                     -------------------   -------------------

     NON-PERFORMING LOANS TO
     Total loans                                                                  3.52%                 3.19%
                                                                     -------------------   -------------------
     Total assets                                                                 0.99%                 1.09%
                                                                     -------------------   -------------------
     Total capital                                                               15.59%                15.45%
                                                                     -------------------   -------------------

    TABLE 9 - NON-PERFORMING LOANS (AS OF SEPTEMBER 30,):
    ----------------------------------------------------------------------------------------------------------

    NON-PERFORMING LOANS
     Consumer                                                                     $ 889               $ 1,072
     Financing leases                                                             5,129                 6,635
     Commercial                                                                   1,209                 1,221
                                                                     -------------------   -------------------
       Non-real estate                                                            7,227                 8,928
       Real estate                                                                9,382                 8,989
                                                                     -------------------   -------------------
                                                                               $ 16,609              $ 17,917
                                                                     ===================   ===================

    NON-PERFORMING LOANS COMPOSITION
     Consumer                                                                       5.4%                  6.0%
     Financing leases                                                              30.9%                 37.0%
     Commercial                                                                     7.3%                  6.8%
                                                                     -------------------   -------------------
       Non-real estate                                                             43.5%                 49.8%
       Real estate                                                                 56.5%                 50.2%
                                                                     -------------------   -------------------
                                                                                  100.0%                100.0%
                                                                     ===================   ===================



SELECTED FINANCIAL DATA
AS OF SEPTEMBER 30, 2000 and 1999 and JUNE 30, 2000
(Dollars in thousands)


                                                                                AS RESTATED
                                                          -------------------------------------------------- ----------------
                                                            SEPTEMBER 30,      SEPTEMBER 30,      VARIANCE      JUNE 30,
                                                                2000                1999             %            2000
                                                          ------------------ ------------------- ----------- ----------------

TABLE 10 -  BANK ASSETS SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------


INVESTMENTS:
 Mortgage-backed securities and CMOs                              $ 895,110           $ 784,170       14.1%        $ 882,455
 U.S. and P.R. Government securities                                134,387             230,389      -41.7%          262,372
 FHLB stock and other investments                                   120,730              13,540      791.7%           34,657
                                                          ------------------ ------------------- ----------- ----------------
                                                                  1,150,227           1,028,099       11.9%        1,179,484
                                                          ------------------ ------------------- ----------- ----------------
LOANS:
 Real estate                                                        416,833             309,299       34.8%          387,629
 Consumer                                                            21,574             126,620      -83.0%           19,698
 Financing leases                                                     8,215             103,640      -92.1%            8,785
 Commercial and auto                                                 25,878              21,258       21.7%           24,117
                                                          ------------------ ------------------- ----------- ----------------
                                                                    472,500             560,817      -15.7%          440,229
 Consumer loans and leases under contract-to-sell                        --                  --        0.0%          167,486
                                                          ------------------ ------------------- ----------- ----------------
                                                                    472,500             560,817      -15.7%          607,715
 Allowance for loan losses                                           (6,972)             (8,731)     -20.1%           (6,837)
                                                          ------------------ ------------------- ----------- ----------------
                                                                    465,528             552,086      -15.7%          600,878
                                                          ------------------ ------------------- ----------- ----------------

 TOTAL INTEREST-EARNING ASSETS                                    1,615,755           1,580,185        2.3%        1,780,362
Non-interest earning assets                                          63,712              65,952       -3.4%           69,872
                                                          ------------------ ------------------- ----------- ----------------
 TOTAL ASSETS                                                   $ 1,679,467         $ 1,646,137        2.0%      $ 1,850,234
                                                          ================== =================== =========== ================


INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMOs                                   77.8%               76.3%                        74.8%
 U.S. and P.R. Government securities                                   11.7%               22.4%                        22.2%
 FHLB stock and other investments                                      10.5%                1.3%                         3.0%
                                                          ------------------ -------------------             ----------------
                                                                      100.0%              100.0%                       100.0%
                                                          ================== ===================             ===============
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                           88.2%               55.2%                        63.8%
 Consumer                                                               4.6%               22.6%                         3.2%
 Financing leases                                                       1.7%               18.5%                         1.4%
 Commercial and auto                                                    5.5%                3.7%                        31.6%
                                                          ------------------ -------------------             ----------------
                                                                      100.0%              100.0%                       100.0%
                                                          ================== ===================             ===============


TABLE 11 -  LIABILITIES SUMMARY AND COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------


DEPOSITS:
 Savings and demand deposits                                      $ 126,991           $ 137,828       -7.9%        $ 130,919
 Time deposits and IRA accounts                                     574,056             499,493       14.9%          587,931
                                                          ------------------ ------------------- ----------- ----------------
                                                                    701,047             637,321       10.0%          718,850
 Accrued interest                                                     5,580               4,190       33.2%            4,831
                                                          ------------------ ------------------- ----------- ----------------
                                                                    706,627             641,511       10.2%          723,681
                                                          ------------------ ------------------- ----------- ----------------
BORROWINGS:
 Repurchase agreements                                              729,663             701,322        4.0%          816,493
 FHLB funds                                                          20,000              46,700      -57.2%           70,000
 Term notes and other sources of funds                               86,500             106,500      -18.8%           86,500
                                                          ------------------ ------------------- ----------- ----------------
                                                                    836,163             854,522       -2.1%          972,993
                                                          ================== =================== =========== ===============

 TOTAL INTEREST-BEARING LIABILITIES                               1,542,790           1,496,033        3.1%        1,696,674
Non interest-bearing liabilities                                     30,116              34,173      -11.9%           35,691
                                                          ------------------ ------------------- ----------- ----------------
 TOTAL LIABILITIES                                              $ 1,572,906         $ 1,530,206        2.8%      $ 1,732,365
                                                          ================== =================== =========== ===============

DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                           18.0%               21.5%                        18.1%
 Time deposits and IRA accounts                                        81.2%               77.9%                        81.2%
 Accrued Interest and manager checks                                    0.8%                0.6%                         0.7%
                                                          ------------------ -------------------             ----------------
                                                                      100.0%              100.0%                       100.0%
                                                          ================== ===================             ===============
BORROWINGS PORTFOLIO COMPOSITION:

 Repurchase agreements                                                 87.3%               82.1%                        83.9%
 FHLB funds                                                             2.4%                5.5%                         7.2%
 Term notes and other sources of funds                                 10.3%               12.4%                         8.9%
                                                          ------------------ -------------------             ----------------
                                                                      100.0%              100.0%                       100.0%
                                                          ================== ===================             ===============


SELECTED FINANCIAL DATA
AS OF SEPTEMBER 30, 2000 and 1999 and JUNE 30, 2000
(Dollars in thousands)



                                                                                AS RESTATED
                                                          -------------------------------------------------- ----------------
                                                            SEPTEMBER 30,      SEPTEMBER 30,      VARIANCE      JUNE 30,
                                                                2000                1999             %            2000
                                                          ------------------ ------------------- ----------- ----------------
TABLE 12 - CAPITAL, DIVIDENDS AND STOCK DATA
-----------------------------------------------------------------------------------------------------------------------------


CAPITAL DATA:
 Stockholders' equity                                             $ 106,561           $ 115,933       -8.1%        $ 117,869
                                                          ------------------ ------------------- ----------- ----------------
 Leverage Capital (minimum required - 4.00%)                          7.32%                8.72%     -16.1%             7.49%
                                                          ------------------ ------------------- ----------- ----------------
 Total Risk-Based Capital (minimum required - 8.00%)                 29.85%               24.74%      20.7%            29.29%
                                                          ------------------ ------------------- ----------- ----------------
 Tier 1 Risk-Based capital (minimum required - 4.00%)                28.60%               23.48%      21.8%            30.54%
                                                          ------------------ ------------------- ----------- ----------------

STOCK DATA:
 Outstanding common shares, net of treasury                          12,569              12,776       -1.6%           12,697
                                                          ------------------ ------------------- ----------- ----------------
 Book value                                                          $ 5.81              $ 6.45      -10.0%           $ 6.64
                                                          ------------------ ------------------- ----------- ----------------
 Market Price at end of period                                      $ 15.50             $ 22.75      -31.9%          $ 14.44
                                                          ------------------ ------------------- ----------- ----------------
 Market capitalization                                            $ 194,826           $ 290,657      -33.0%        $ 183,345
                                                          ------------------ ------------------- ----------- ----------------

COMMON DIVIDEND DATA:
 Common dividends declared                                          $ 1,905             $ 1,916       -0.6%          $ 7,657
                                                          ------------------ ------------------- ----------- ----------------
 Common dividends declared per share                                $ 0.150             $ 0.150        0.0%          $ 0.450
                                                          ------------------ ------------------- ----------- ----------------
 Payout ratio                                                        -85.08%              28.83%    -395.1%            50.36%
                                                          ------------------ ------------------- ----------- ----------------
 Dividend yield                                                        3.87%               2.55%      51.8%             2.99%
                                                          ------------------ ------------------- ----------- ----------------



The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.



                                                          -------------------------------------- -----------
                                                                         PRICE
                                                          --------------------------------------   DIVIDEND
                                                                HIGH                LOW           PER SHARE
                                                          ------------------ ------------------- -----------


FISCAL 2001:
September 30, 2000                                                  $ 15.50             $ 11.68     $ 0.150
                                                          ------------------ ------------------- -----------
FISCAL 2000:
June 30, 2000                                                       $ 19.31             $ 13.18     $ 0.150
                                                          ------------------ ------------------- -----------
March 31, 2000                                                      $ 26.00             $ 17.75     $ 0.150
                                                          ------------------ ------------------- -----------
December 31, 1999                                                   $ 23.87             $ 19.69     $ 0.150
                                                          ------------------ ------------------- -----------
September 30, 1999                                                  $ 28.00             $ 21.50     $ 0.150
                                                          ------------------ ------------------- -----------

FISCAL 1999:
June 30, 1999                                                       $ 29.87             $ 24.13     $ 0.150
                                                          ------------------ ------------------- -----------
March 31, 1999                                                      $ 29.63             $ 27.50     $ 0.150
                                                          ------------------ ------------------- -----------
December 31, 1998                                                   $ 32.00             $ 28.00     $ 0.150
                                                          ------------------ ------------------- -----------
September 30, 1998                                                  $ 32.26             $ 28.84     $ 0.113
                                                          ------------------ ------------------- -----------



TABLE 13 - FINANCIAL ASSETS SUMMARY
----------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
 Trust assets managed                                           $ 1,445,800         $ 1,394,800        3.7%      $ 1,456,500
 Assets gathered by broker-dealer                                   939,000             864,700        8.6%          914,900
                                                          ================== =================== =========== ================
 MANAGED ASSETS                                                   2,384,800           2,259,500        5.5%        2,371,400
 Group assets                                                     1,679,468           1,646,138        2.0%        1,850,608
                                                          ------------------ ------------------- ----------- ----------------
                                                                $ 4,064,268         $ 3,905,638        4.1%      $ 4,222,008
                                                          ================== =================== =========== ================



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

For the first quarter of fiscal 2001, the Group's net interest income amounted to $6.5 million, down 45.6% from $11.9 million in the same period of fiscal 2000. The reduction in net interest income was mainly due to a negative rate variance of $2.6 million as result of a higher average cost of funds (5.93% in 2001 versus 4.92% in 2000) in line with the interest rates hikes posted by the Fed during the past year combined with a negative volume variance of $2.8 million that stems from the sale of unsecured personal loans and leases portfolios, previously reposted.

Interest rate spread narrowed 155 basis points during the first quarter of fiscal 2001, to 1.26% from 2.81% the year before. This was mainly due to: (1) an increase in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of lower risk and tax-free investment securities, including the sale of over $180 million of leases and unsecured personal loans. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group's interest income for the first quarter of fiscal 2001 totaled $30.4 million, up 2.1% from $29.7 million posted in the same period of fiscal 2000. The increase in interest income results from a larger volume of average interest-earning assets ($1.687 billion in 2001 versus $1.533 billion in 2000) tempered by a decline in their yield performance (7.19% in 2001 versus 7.73% in 2000).

Most of the increase in interest-earning assets was mainly on the investment portfolio. For the first quarter of fiscal 2001, the average volume of total investments grew by 28.6% ($1.240 billion in 2001 versus $964.6 million in 2000) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities.

For the first quarter period of fiscal 2001 the average yield on interest-earning assets was 7.19%, 54 basis points lower than the 7.73% reported a year ago. The yield dilution experienced was mainly related to: (i) the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the dilution of the loan portfolio yield, which decreased by 158 basis points (8.17% versus 9.75%) reflecting the sale of over $160 million of leases and unsecured personal loans, previously reported.

Interest expense for the first quarter of fiscal 2001 rose 34% to $23.9 million from $17.8 million reported in the comparable period of fiscal 2000. A larger base of interest-bearing liabilities ($1.599 billion in 2001 versus $1.437 billion in 2000) used to fund the growth of the Group's interest-earning assets, combined with a higher average cost of funds (5.93% versus 4.92%) due to Fed interest rates hikes, drove the increase. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove this increase in interest-bearing liabilities. See Table 1 for the impact in interest expense due to changes in volume and rates.

The cost of short-term financing has substantially increased since early fiscal 2000. For the first quarter ended September 30, 2000, the cost of borrowings increased 107 basis points (6.35% versus 5.28%).

NON-INTEREST INCOME

As a diversified financial services provider (see table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Non-interest income, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans and deposit accounts.

Recurrent non-interest remained stable at $5.4 million in the first quarter of fiscal 2001, compared to $5.5 million in the first quarter of fiscal 2000.

Trust, money management and brokerage fees, the principal component of recurrent non-interest income, continued an excellent growth pattern during the first quarter of fiscal 2001, rising 7.6% to $2.8 million from $2.6 million in the first quarter of fiscal 2000. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered this growth (see "Financial Condition" section).

For the first quarter of fiscal 2001, gains generated by mortgage banking activities amounted to $1.6 million, a 20.8% lower than the $2.0 million for the first quarter of fiscal 2000. This decrease reflects a lower volume of loans sold. However, as expected by management, these revenues have begun to show an improvement evident in the 26.9% increase from the $1.2 million earned in the quarter ended June 30, 2000; in line with the strategy of concentrating on secured lending, previously reported.

Bank services fees and other operating revenues consist primarily of fees generated by deposit accounts, leasing, electronic banking and customer services. These revenues totaled $1.0 million in the first quarter of fiscal 2001, a 9.8% hike versus $925,000 reported in the same period of fiscal 2000. This increase reflect higher revenues from bank services and deposit accounts, which were driven by a new banking fees structure, expansion of the electronic banking business and a growth in its core deposit base.

NON-INTEREST EXPENSES

As shown in Table 3, non-interest expenses for the first quarter of fiscal 2001 decreased 4.1% to $8.2 million from $8.5 million in the comparable period of fiscal 2000. The decrease on non-interest expenses reflects the Group's restructuring strategy, previously reported.

Employee compensation and benefits is the Group's largest expense category. For the first quarter of fiscal 2001, it decreased 11.7% to $3.4 million versus $3.8 million in the same period of fiscal 2000. Refer to Table 3 for more selected data regarding employee compensation and benefits.

Other non-interest expenses for the first quarter of fiscal 2001 increased 2.1% to $4.8 million as compared to $4.7 million in the same period of fiscal 2000. Increased communication and occupancy and equipment costs of $225,000 or 15.1% (mainly technology) led this rise. These increases reflect the additional investment required supporting the growth of the Group's business activity and the enhancements made to the Group's systems to enable the expansion of its electronic delivery capability and improvement of customers' service. Professional fees decreased $369,000 or 42.2%, mainly related to legal expenses associated to the investigation previously reported.

NON-OPERATING ACTIVITIES GAINS (LOSSES)

The first quarter of fiscal 2001 reflect a loss of $3.7 million on sale of securities and trading compared to a gain of $466,000 in the first quarter of fiscal 2000 (see Table 4). In addition, the first quarter of fiscal 2001, reflect a charge of $2.1 million on derivatives activities as a result of the adoption of a new accounting standard. See "Overview of Financial Performance" for more information on the aforementioned items.

Fees and other charges from leasing activities decreased from $268,000 to $49,000 in the first quarter of fiscal 2000 and 2001, respectively. Leasing operations were discontinued in June 30, 2000, as previously reported.

PROVISION FOR LOAN LOSSES

The provision for loan losses in the first quarter of fiscal 2001 totaled $1.4 million, down 20.0% from the $1.8 million reported in the same period of fiscal 2000. The decline was in response to the lower level of net credit losses and non-performing assets, and current and expected economic conditions. The reduction in credit losses reflects the sale of the unsecured personal loans and lease portfolios on June 30, 2000, as previously reported. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION (CREDIT) FOR INCOME TAXES

Income taxes for the first quarter of fiscal 2001 reflects a credit of $1.5 million compared with a provision of $631,000 a year ago. The Credit in 2001 period resulted from the losses that stems from non-operating activities discussed above. In the first quarter of fiscal 2000, the difference between the effective tax rates 8.01% and the maximum statutory tax rate for the Group, which is 39%, is primarily due to the interest income earned on certain investments and loans which is exempt from income tax, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

At September 30, 2000, the Group's total assets amounted to $1.680 billion, an increase of 2.0% when compared to $1.646 billion a year ago. At the same date, interest-earning assets reached $1.616 billion, up 2.3% versus $1.580 billion a year earlier.

Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At September 30, 2000, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest which substantially lowered the Group's effective tax rate (see Table 10 and Note 2 to the Consolidated Financial Statements).

A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 14.1% to $895.1 million (77.8% of the total portfolio) from $784.2 million (76.3% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities.

At September 30, 2000, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $465.5 million, 15.7% lower than the $552.1 million a year ago. Late in the second quarter of fiscal 2000, the Group's loans origination changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on July 7, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies reduced the size of the loan portfolio but significantly reduced credit losses and enhanced the portfolio quality. Table 10 and Note 3 to the Consolidated Financial Statements presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At September 30, 2000, the real estate loans portfolio amounted to $416.8 million (88.2% of the portfolio).

The second largest component of the Group's loan portfolio is commercial loans, most of which collateralized by real estate. At September 30, 2000, the commercial loans portfolio totaled $21.6 million (5.5% of the Group's loan portfolio), the consumer loan portfolio totalled 21.6 million (4.6% of the portfolio). The Group's leasing portfolio consists of auto and equipment leases. At September 30, 2000, it amounted to $8.2 million (1.7% of the portfolio). The Group discontinued lease originations in June 30, 2000.

LIABILITIES AND FUNDING SOURCES

As shown in Table 11, at September 30, 2000, Oriental's total liabilities reached $1.573 billion, 2.8% higher than the $1.530 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.543 billion at the end of the first quarter of fiscal 2001 versus $1.496 billion the year before, a 3.1% increase. A rise in deposits, mainly on time deposits and IRA accounts, drove these growths.

At September 30, 2000, deposits, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $706.6 million, up 10.2% versus the $641.5 million a year ago. A $74.6 million increase or 14.9% in time deposits and IRA accounts realized most of the growth. This was partially offset by a $10.8 million or 7.9% decrease in demand and savings deposits. Table 11 presents the composition of the Group's deposits at the end of the periods analyzed.

Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. At September 30, 2000, they amounted to $836.2 million, 2.1% lower than the $854.5 million a year ago, mainly in repurchase agreements. This decrease reflects the repayment of high cost volatile funds, mainly from the proceeds of the sale of the unsecured personal loans and lease portfolios.

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

STOCKHOLDERS' EQUITY

At September 30, 2000, Oriental's total stockholders' equity was $106.6 million, an 8.1% decrease from $115.9 million a year ago. The main reasons for this decrease were an increase of $8.4 million on the unrealized loss of investment securities available for sale combined with the repurchase of common shares at a cost of $3.4 million. For more in the Groups of stockholders' equity activity, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income included in Table 12 and as part of the Consolidated Financial Statements.

During the first quarter of fiscal 2001, the Group repurchased 127,800 common shares bringing to 1,235,599 shares (with a cost of $27.5 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2000, the Group's market value for its outstanding stock was $194.8 million ($15.50 per share).

During the first quarter of fiscal 2001 and 2000, the Group declared dividends amounting to $1.9 million ($0.15 per share). Dividend yield was 3.87% and 2.55%, for the first quarter of fiscal year 2001 and 2000 respectively.

Under the regulatory framework for prompt corrective action, for banks and bank holding companies which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown in Table 12, the Group exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Group's assets.

GROUP'S FINANCIAL ASSETS

As shown on Table 13, the Group`s total financial assets include the Group's assets and assets managed by the trust and brokerage business. At September 30, 2000, they reached $4.064 billion - up 4.1% from $3.906 billion a year ago. The Group's financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keough retirement plans, custodian and corporate trust accounts. At September 30, 2000, total assets managed by the Group's trust amounted $1.446 billion, 3.7% higher than the $1.395 billion a year ago. This increase was fueled by a solid 13.6% growth in individual retirement accounts
(IRA), the most significant asset managed, which totaled $583.7 million versus the $514 million a year ago.

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 2000, total assets gathered by the broker-dealer from its customer investment accounts reached $939.0 million, up 8.6% from $864.7 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

At September 30, 2000, the Group's allowance for loan losses amounted to $7.0 million (1.48% of total loans) versus $8.7 million (1.56% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

The principal factors that the Group uses to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with qualitative factors such as: the growth of the loan portfolio, concentrations of credit (e.g., local industries. etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections, general economic conditions and unusual events such as hurricanes.

The methodology that the Group uses follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:

1. PASS - loans considered highly collectible due to their repayment history or current status (to be in this category a loan cannot be more than 90 days past due).

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

Net credit losses for the first quarter of fiscal 2001, totaled $1.3 million (1.13% of average loans), a decrease of 37.41% when compared to $2.0 million (1.38% of average loans) for the same period of fiscal 2000. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases net credit losses as a result of the sale of both portfolios, as previously discussed. Tables 5 through 7 set forth an analysis of activity in the allowance for loan losses and present selected loan loss statistics.

The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 8). At September 30, 2000, the Group's asset quality improved as non-performing assets totaled $17.3 million (0.99% of total assets) versus $18.7 million (1.09% of total assets) at the same date of fiscal 2000. The decrease was principally due to a lower level of non-performing loans; mainly non-performing consumer loans and financing leases.

At September 30, 2000, the allowance for loan losses to non-performing loans coverage ratio was 41.98%. Excluding the lesser-risk real estate loans, the ratio is much higher, 96.47%. Detailed information concerning each of the items that comprise non-performing assets follows:

- REAL ESTATE LOANS - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2000, the Group's non-performing real estate loans totaled $9.4 million (56.5% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

- COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2000, the Group's non-performing commercial business loans amounted to $1.2 million (7.3% of the Group's non-performing loans). Of the total balance, $835,000 (8 loans) is guaranteed by real estate.

- FINANCE LEASES - are placed on non-accrual status when they become 90 days past due unless well secured by its collateral. At September 30, 2000, the Group's non-performing auto and equipment leases portfolio amounted to $5.1 million (30.9% of the Group's total non-performing loans). The underlying collateral secures these financing leases.

- CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At September 30, 2000, the Group's non-performing consumer loans amounted to $889,000 (5.4% of the Group's total non-performing loans).

- FORECLOSED REAL ESTATE - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At September 30, 2000, foreclosed real estate balance was $535,000.

- OTHER REPOSSESSED ASSETS - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At September 30, 2000, the inventory of repossessed automobiles consisted of 24 units amounting to $171,000 ($7,125 average cost per unit).

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

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group uses interest rate swaps and caps as a mechanism to offset said mismatch and control exposures of interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates.

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

At September 30, 2000, the Group's liquidity was deemed appropriate. At such date the Group's liquid assets amounted to $1.305 billion, this includes $63 million available from unused lines of credit with other financial institutions and $175 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, the repayment of maturing deposits and borrowings.

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

B - REPORTS ON FORM 8-K

During the first quarter of fiscal 2001 three reports on Form 8-K (the "Reports") related to fiscal 2000 were filed with Securities and Exchange Commission and are incorporated herein by reference.

1. September 9, 2000 - The Group filed a Form 8-K to disclose the fact that on August 29, 2000, the Board of Directors of the Group amended Section 2,
     Article I, of the By-laws of the Group to provide that the annual meeting of shareholders may be held after 120 days after the end of the Group's fiscal year in the event of extraordinary or special circumstances out of the control of the Group. A copy of the By-laws, as amended, were included as an exhibit to this Form 8-K.

2. August 24, 2000 - The Group filed a Form 8-K to disclose the fact that on August 22, 2000, the Group reported that the release of its financial results for the fiscal year ended June 30, 2000 would be delayed until the Group determines the appropriate accounting treatment for a previously disclosed loss resulting from dishonest and fraudulent acts and omissions by a group of former employees of the Group. The Group further reported that Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, has denied the Group's claim for recovery of the losses resulting from the former employees' conduct, and that the Group has filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Group seeking payment of its $9.5 million insurance claim and the payment of consequential damages resulting from the denial of the claim. A copy of the press release was attached as an exhibit to this Form 8-K.

3. July 27, 2000 - The Group filed a Form 8-K to disclose the fact that on July 14, 2000, the Bank finalized the sale of its unsecured personal loan portfolio to Banco Popular de Puerto Rico, a Puerto Rico banking corporation, at a price of $99,043,101 in cash. The unsecured personal loan portfolio was sold at a premium based on a formula that equals 100.75% of the principal outstanding balance of the loans, including the total amount of accrued interest and late charges receivable thereunder. On July 14, 2000, the Bank also finalized the sale of its portfolio of finance leases on vehicles and equipment to Popular Leasing & Rental, Inc., a Puerto Rico corporation, at a price of $68,620,896 in cash. The lease portfolio was sold at a discount based on a formula that equals 97.72% of the outstanding balance of the leases.

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

                          ORIENTAL FINANCIAL GROUP INC.
                                  (REGISTRANT)







By: /s/ JOSE E. FERNANDEZ
   ----------------------
Jose E. Fernandez
Chairman of the Board, President and Chief Executive Officer                            Dated:   November 13, 2000
                                                                                                 -----------------


By: /s/ RAFAEL VALLADARES
   ----------------------
Rafael Valladares
Senior Vice President -  Principal Financial Officer                                    Dated:   November 13, 2000
                                                                                                 -----------------
