Form 10-Q
period 2000-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2001-02-14
CIK 1030469

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                          COMMISSION FILE NO. 001-12647


                          ORIENTAL FINANCIAL GROUP INC.


                 INCORPORATED IN THE COMMONWEALTH OF PUERTO RICO


                   IRS EMPLOYER IDENTIFICATION NO. 66-0538893


                          PRINCIPAL EXECUTIVE OFFICES:

                                 Monacillos Ward
                             1000 San Roberto Street
                         Rio Piedras, Puerto Rico 00926
                        Telephone Number: (787) 771-6800

--------------------------------------------------------------------------------

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF THE LAST PRACTICABLE DATE:

  13,808,252 COMMON SHARES ($1.00 PAR VALUE PER SHARE) OUTSTANDING AS OF DECEMBER 31, 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No     .
   -----       -----

                                TABLE OF CONTENTS

                                                                                                          PAGE

---------------------------------------------------------------------------------------------------------------
PART - 1
---------------------------------------------------------------------------------------------------------------

ITEM - 1           FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31,
                   2000 (UNAUDITED) AND JUNE 30, 2000                                                     2

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTER AND
                   SIX-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999                                     3

                   UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                   COMPREHENSIVE INCOME FOR THE SIX-MONTH PERIODS ENDED
                   DECEMBER 31, 2000 AND 1999                                                             4

                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH
                   PERIODS ENDED DECEMBER 31, 2000 AND 1999                                               5

                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                   6


ITEM - 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                                              12-30

PART - 2
---------------------------------------------------------------------------------------------------------------

ITEM - 1           LEGAL PROCEEDINGS                                                                      30

ITEM - 2           CHANGE IN SECURITIES                                                                   30

ITEM - 3           DEFAULTS UPON SENIOR SECURITIES                                                        30

ITEM - 4           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   30

ITEM - 5           OTHER INFORMATION                                                                      30

ITEM - 6           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K                                                                               30

                   SIGNATURES                                                                             31


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000
(IN THOUSANDS)

                                                                                      DECEMBER 31,                      JUNE 30,
                                                                                          2000                            2000
                                                                                      ------------                      --------
ASSETS
--------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                $    5,422                     $   10,322
                                                                                      ------------                    ----------
INVESTMENTS:
 Money market investments                                                                  44,887                         23,511
 Trading securities, at fair value                                                         27,486                         64,443
 Investment securities available-for-sale, at fair value                                1,139,306                        282,900
 Investment securities held-to-maturity, at amortized cost
 (fair value June 30, 2000 - $770,851)                                                        -                          797,484
 Federal Home Loan Bank (FHLB) stock, at cost                                              11,146                         11,146
                                                                                      ------------                    ----------
   TOTAL INVESTMENTS                                                                    1,222,825                      1,179,484
                                                                                      ------------                    ----------
LOANS:
 Loans held-for-sale, at lower of cost or market                                           45,786                        180,788
 Loans receivable, net                                                                    404,845                        420,091
                                                                                      ------------                    ----------
   TOTAL LOANS, NET                                                                       450,631                        600,879
                                                                                      ------------                    ----------

Accrued interest receivable                                                                16,756                         13,485
Foreclosed real estate, net                                                                 1,079                            398
Premises and equipment, net                                                                21,436                         21,706
Other assets, net                                                                          29,783                         23,960
                                                                                      ------------                    ----------
TOTAL ASSETS                                                                           $1,747,932                     $1,850,234
                                                                                      ------------                    ----------
                                                                                      ------------                    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand                                                                    $  124,400                     $  130,919
 Time and IRA accounts                                                                    538,504                        587,931
 Accrued interest                                                                           4,277                          4,831
                                                                                      ------------                    ----------
   TOTAL DEPOSITS                                                                         667,181                        723,681
                                                                                      ------------                    ----------

BORROWINGS:
 Securities sold under agreements to repurchase                                           826,299                        816,493
 Advances and borrowings from FHLB                                                         20,000                         70,000
 Term notes and other borrowings                                                           80,000                         86,500
                                                                                      ------------                    ----------
   TOTAL BORROWINGS                                                                       926,299                        972,993
                                                                                      ------------                    ----------

Accrued expenses and other liabilities                                                     44,347                         35,691
                                                                                      ------------                    ----------
TOTAL LIABILITIES                                                                       1,637,827                      1,732,365
                                                                                      ------------                    ----------
                                                                                      ------------                    ----------
COMMITMENTS AND CONTINGENCIES                                                                 -                              -
                                                                                      ------------                    ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation               33,500                         33,500
 value; shares issued and outstanding 1,340,000
 Common stock, $1 par value; 20,000,000 shares authorized; shares
 issued 13,808,252 (June 30, 2000 - 13,805,135)                                            13,808                         13,805
 Additional paid-in capital                                                                23,803                         23,786
 Legal surplus                                                                             10,684                         10,578
 Retained earnings                                                                         77,381                         79,809
 Treasury stock, at cost, 1,271,799 shares (June 30, 2000 - 1,107,799)                    (29,180)                      (27,116)
 Accumulated other comprehensive loss, net of deferred taxes of $76
 (June 30, 2000 - $1,413)                                                                 (19,891)                      (16,493)
                                                                                      ------------                    ----------
   TOTAL STOCKHOLDERS' EQUITY                                                              110,105                       117,869
                                                                                      ------------                    ----------
                                                                                      ------------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                             $1,747,932                    $1,850,234
                                                                                      ------------                    ----------
                                                                                      ------------                    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)



                                                                                2ND QUARTER                  SIX-MONTH PERIOD
                                                                       -----------------------------------------------------------
                                                                                       AS RESTATED                   AS RESTATED
                                                                           2000           1999           2000            1999
                                                                       ------------  --------------- -------------  --------------
INTEREST INCOME:
 Loans and leases                                                           $9,482          $14,195       $18,629         $28,100
 Mortgage-backed securities                                                 15,375           13,254        30,481          25,332
 Investment securities                                                       3,181            3,940         6,821           7,640
 Money market investments                                                      523               66         2,998             121
                                                                       ------------  --------------- -------------  --------------
   TOTAL INTEREST INCOME                                                    28,561           31,455        58,929          61,193
                                                                       ------------  --------------- -------------  --------------

INTEREST EXPENSE:
 Deposits                                                                    9,155            7,606        18,765          14,840
 Securities sold under agreements to repurchase                             11,794            9,811        24,589          17,940
 Other borrowed funds                                                        1,525            2,329         3,004           4,787
                                                                       ------------  --------------- -------------  --------------
   TOTAL INTEREST EXPENSE                                                   22,474           19,746        46,358          37,567
                                                                       ------------  --------------- -------------  --------------

NET INTEREST INCOME                                                          6,087           11,709        12,571          23,626
Provision for loan losses                                                      500            1,500         1,900           3,250
                                                                       ------------  --------------- -------------  --------------
NET CREDIT INCOME                                                            5,587           10,209        10,671          20,376
                                                                       ------------  --------------- -------------  --------------
NON-INTEREST INCOME:
 Trust, money management and brokerage fees                                  2,676            2,779         5,503           5,406
 Mortgage banking activities                                                 2,353            1,419         3,904           3,377
 Banking service revenues                                                    1,038            1,398         2,054           2,324
 Net gain (loss) on sale of securities available-for-sale                      510               60       (3,195)             659
 Derivatives activities income (loss)                                        (721)                -       (2,794)               -
 Trading net activity                                                          105              198            92              65
 Leasing revenues                                                               13              367            63             635
                                                                       ------------  --------------- -------------  --------------
   TOTAL NON-INTEREST INCOME                                                 5,974            6,221         5,627          12,466
                                                                       ------------  --------------- -------------  --------------
NON-INTEREST EXPENSES:
 Compensation and benefits                                                   3,423            3,702         6,798           7,523
 Occupancy and equipment, net                                                1,778            1,568         3,496           3,060
 Advertising and business promotion                                          1,003              549         1,784           1,272
 Professional and service fees                                               1,083            1,129         1,641           1,794
 Communications                                                                407              374           827             778
 Taxes other than on income                                                    488              477           976             955
 Insurance, including deposit insurance                                        132              138           227             272
 Printing, postage, stationery and supplies                                    141              218           304             415
 Other                                                                         657              642         1,245           1,267
                                                                       ------------  --------------- -------------  --------------
   TOTAL NON-INTEREST EXPENSE                                                9,112            8,797        17,298          17,336
                                                                       ------------  --------------- -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                                            2,449            7,633       (1,000)          15,506
Income taxes (credit)                                                        (269)              298       (1,726)             929
                                                                       ------------  --------------- -------------  --------------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE, NET OF TAXES                                        2,718            7,335           726          14,577
Cumulative effect of change in accounting principle, net of taxes                -                -         1,930               -
                                                                       ------------  --------------- -------------  --------------
NET INCOME                                                                   2,718            7,335         2,656          14,577
Less: Dividends on preferred stock                                           (597)            (597)       (1,193)         (1,193)
                                                                       ------------  --------------- -------------  --------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 $2,121           $6,738        $1,463         $13,384
                                                                       ------------  --------------- -------------  --------------
                                                                       ------------  --------------- -------------  --------------
INCOME (LOSS) PER COMMON SHARE:
 Basic before cumulative effect of change in GAAP                            $0.17            $0.53       $(0.04)           $1.05
                                                                       ------------  --------------- -------------  --------------
 Diluted before cumulative effect of change in GAAP                          $0.17            $0.51       $(0.04)           $1.01
                                                                       ------------  --------------- -------------  --------------
 Basic after cumulative effect of change in GAAP                             $0.17            $0.53         $0.12           $1.05
                                                                       ------------  --------------- -------------  --------------
 Diluted after cumulative effect of change in GAAP                           $0.17            $0.51         $0.11           $1.01
                                                                       ------------  --------------- -------------  --------------
Average common shares outstanding                                           12,551           12,777        12,600          12,806
Average potential common share options                                         148              443           153             499
                                                                       ------------  --------------- -------------  --------------
                                                                            12,699           13,220        12,753          13,305
                                                                       ------------  --------------- -------------  --------------
                                                                       ------------  --------------- -------------  --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)


                                                                                                             AS RESTATED

                                                                                    2000                        1999
                                                                            ---------------------    --------------------------
 CHANGES IN STOCKHOLDERS' EQUITY:
-------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
 Balance at beginning of year                                                            $33,500                       $33,500
 Issuance of preferred stock                                                                   -                             -
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                                 33,500                        33,500
                                                                            ---------------------    --------------------------
COMMON STOCK:
 Balance at beginning of year                                                             13,805                        13,739
 Stock options exercised                                                                       3                            25
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                                 13,808                        13,764
                                                                            ---------------------    --------------------------
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                                                             23,786                        23,313
 Stock options exercised                                                                      17                           114
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                                 23,803                        23,427
                                                                            ---------------------    --------------------------
LEGAL SURPLUS:
 Balance at beginning of year                                                             10,578                         8,673
 Transfer from retained earnings                                                             106                           804
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                                 10,684                         9,477
                                                                            ---------------------    --------------------------
RETAINED EARNINGS:
 Balance at beginning of year - as previously reported                                         -                        79,920
 Amount of restatement, net of taxes                                                           -                       (7,734)
 Beginning balance - as restated                                                          79,809                        72,186
 Net income                                                                                2,656                        14,577
 Dividends declared on common stock                                                      (3,785)                       (3,834)
 Dividends declared on preferred stock                                                   (1,193)                       (1,193)
 Transfer to legal surplus                                                                 (106)                         (804)
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                                 77,381                        80,932
                                                                            ---------------------    --------------------------
TREASURY STOCK:
 Balance at beginning of year                                                           (27,116)                      (23,401)
 Treasury stock purchased                                                                (2,064)                       (1,900)
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                               (29,180)                      (25,301)
                                                                            ---------------------    --------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF DEFERRED TAXES:
 Balance at beginning of year                                                           (16,493)                      (11,712)
 Other comprehensive gain (loss) for the period ended, net of taxes                      (3,398)                       (8,434)
                                                                            ---------------------    --------------------------
   BALANCE AT END OF YEAR                                                               (19,891)                      (20,146)
                                                                            ---------------------    --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              $110,105                      $115,653
                                                                            ---------------------    --------------------------
                                                                            ---------------------    --------------------------
 COMPREHENSIVE INCOME:
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                $2,656                       $14,577
                                                                            ---------------------    --------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES
 Unrealized gain (loss) on securities arising during the period                           13,563                       (8,986)
 Realized (loss) gains included in net income                                            (3,195)                           659
 Income tax effect                                                                       (1,337)                         (107)
                                                                            ---------------------    --------------------------
                                                                                           9,030                       (8,434)
                                                                            ---------------------    --------------------------
                                                                            ---------------------    --------------------------
NET CHANGE IN FAIR VALUE OF DERIVATIVES, NET OF TAXES
 Unrealized (loss) on derivatives arising during the period                             (12,428)                             -
 Income tax effect                                                                             -                             -
                                                                            ---------------------    --------------------------
                                                                                        (12,428)                             -
                                                                            ---------------------    --------------------------
                                                                            ---------------------    --------------------------
OTHER COMPREHENSIVE GAIN (LOSS) FOR THE PERIOD ENDED, NET OF TAXES                       (3,398)                       (8,434)
                                                                            ---------------------    --------------------------
COMPREHENSIVE INCOME (LOSS)                                                               $(742)                        $6,143
                                                                            ---------------------    --------------------------
                                                                            ---------------------    --------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)


                                                                                                          AS RESTATED

                                                                                      2000                    1999
                                                                              -------------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $2,656                     $14,577
                                                                              -------------------  --------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
 Amortization of deferred loan origination fees and costs                                  (151)                         186
 Amortization of premiums and accretion of discounts on investment securities               (58)                        (91)
 Depreciation and amortization of premises and equipment                                   2,160                       1,668
 Provision for loan losses                                                                 1,900                       3,250
 Loss (gain) on sale of securities available-for-sale                                      3,195                       (659)
 Derivatives activities                                                                    2,794                           -
 Mortgage banking activities                                                             (3,904)                     (3,377)
 Proceeds from sale of loans held-for-sale                                                14,800                      27,795
 Increase (decrease) in accrued expenses and other liabilities                             8,680                    (18,390)
 Net (increase) decrease in:
   Trading securities                                                                     36,957                     (3,567)
   Accrued interest receivable                                                           (3,271)                     (2,179)
   Deferred taxes                                                                        (3,743)                           -
   Other assets                                                                          (5,555)                     (1,579)
                                                                              -------------------  --------------------------
     TOTAL ADJUSTMENTS                                                                    53,804                       3,057
                                                                              -------------------  --------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                56,460                      17,634
                                                                              -------------------  --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available-for-sale                                 (290,875)                   (124,100)
 Maturities and redemptions of  investment securities available-for-sale                  17,564                      38,329
 Maturities and redemptions of  investment securities held-to-maturity                    30,303                      40,741
 Proceeds from sales of investment securities available-for-sale                         237,332                      34,383
 Proceeds from sale of consumer loans and leases portfolios                              167,900                           -
 Loans production (origination and purchases), net                                      (90,078)                    (66,289)
 Capital expenditures                                                                    (1,890)                     (2,357)
                                                                              -------------------  --------------------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       70,256                   (169,993)
                                                                              -------------------  --------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
   Deposits                                                                             (56,500)                    (11,478)
   Securities sold under agreements to repurchase                                          9,806                     143,123
   Advances and borrowings from FHLB                                                    (50,000)                      12,800
 Repayments of term notes and other borrowings                                           (6,500)                    (10,000)
 Proceeds from exercise of stock options                                                      20                         139
 Treasury stock acquired                                                                 (2,064)                     (1,900)
 Dividends paid                                                                          (5,002)                     (5,047)
                                                                              -------------------  --------------------------
   NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                    (110,240)                     127,637
                                                                              -------------------  --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          16,476                    (24,722)
Cash and cash equivalents at beginning of year                                            33,833                      36,051
                                                                              -------------------  --------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $50,309                     $11,329
                                                                              -------------------  --------------------------
                                                                              -------------------  --------------------------
CASH AND CASH EQUIVALENTS INCLUDE:
 Cash and due from banks                                                                  $5,422                      $9,349
 Money market investments                                                                 44,887                       1,980
                                                                              -------------------  --------------------------
                                                                                         $50,309                     $11,329
                                                                              -------------------  --------------------------
                                                                              -------------------  --------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND SCHEDULE OF NONCASH ACTIVITIES:
 Interest paid                                                                          $ 47,220                    $ 36,920
                                                                              -------------------  --------------------------
 Income taxes paid                                                                      $      -                    $  1,050
                                                                              -------------------  --------------------------
 Investment securities available-for-sale transferred to held-to-maturity               $      -                    $263,793
                                                                              -------------------  --------------------------
 Investment securities held-to-maturity transferred to available-for-sale               $766,848                    $      -
                                                                              -------------------  --------------------------
 Real estate loans securitized into mortgage-backed securities                          $ 59,780                    $ 47,600
                                                                              -------------------  --------------------------
                                                                              -------------------  --------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS          ORIENTAL FINANCIAL
                                                              GROUP INC.
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Oriental Financial Group Inc. (the "Group") conform with U.S. generally accepted accounting principles ("GAAP") and financial services industry practices. The following is a description of the Group's most significant accounting policies:

NATURE OF OPERATIONS AND USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The Group is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico, which provides a variety of financial services through its subsidiaries. The Group is subject to regulation and supervision by the Federal Reserve Board. Oriental Bank and Trust (the "Bank"), the Group's banking subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico, and with nineteen branches located throughout the island. The Group through its banking and broker-dealer subsidiaries, offers mortgage, commercial and consumer lending, financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The Bank is also subject to the regulations of the Federal Deposit Insurance Corp. ("FDIC") and the Office of the Commissioner of Financial Institutions of Puerto Rico.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended June 30, 2000 contained the Group's 2000 Annual Report and Form 10-K.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Group at December 31, 2000 and June 30, 2000, and the results of operations and cash flows for the second quarter and six-month period ended December 31, 2000 and 1999, in conformity with GAAP.


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

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at estimated fair value with realized and unrealized changes in market value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of net interest income rather than in the trading profit or loss account. The Group's investment in the Federal Home Loan Bank ("FHLB") of New York has no readily determinable fair value and can only be sold to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statement of income. The cost of securities is determined using the specific identification method.

MONEY MARKET INVESTMENTS

At December 31, 2000 and June 30, 2000 the Group's money market investments were comprised of:


                                                                                      (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                            DECEMBER 31,               JUNE 30,
                                                                        --------------------    -------------------
    Securities purchased under agreements to resell                                 $     -                $     -
    Time deposits with other banks                                                   13,887                  1,350
    Money market accounts and other short-term investments                           31,000                 22,161
                                                                        --------------------    -------------------
                                                                                    $44,887                $23,511
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------


TRADING SECURITIES

A summary of trading securities owned by the Group at December 31, 2000 and June 30, 2000 is as follows:


                                                                                        (IN THOUSANDS)
                                                                        -------------------------------------------
                                                                             DECEMBER 31,              JUNE 30,
                                                                        --------------------    -------------------
     U.S. Treasury securities                                                        $2,555                $42,734
     P.R. Government securities                                                      11,651                 13,513
     Mortgage-backed securities                                                      11,284                  6,058
     CMO residuals, interest only                                                     1,996                  2,138
                                                                        --------------------    -------------------
                                                                                    $27,486                $64,443
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------


At December 31, 2000, the Group's trading portfolio weighted average yield was 7.88% (June 30, 2000 - 7.49%).

INVESTMENT SECURITIES

With the adoption of Statement No. 133 (See Note 1), "Accounting for Derivative Instruments and Hedging Activities", management reclassified the portfolio of investments Held-to-Maturity to the Available-for-Sale investment category. The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at December 31, 2000 and June 30, 2000, were as follows:


                                                                  DECEMBER 31, 2000 (IN THOUSANDS)
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                                GROSS            GROSS                            AVERAGE
                                             AMORTIZED        UNREALIZED       UNREALIZED         FAIR            WEIGHTED
                                               COST             GAINS            LOSSES           VALUE            YIELD
                                          ---------------- ----------------- --------------- ---------------- ---------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                            $24,385               $73            $150          $24,308           6.44%
US Government agencies securities                  95,495               389             317           95,567           6.83%
Other debt securities                               9,285                 -               -            9,285           8.33%
PR Government securities                            4,466                25              91            4,400           7.52%
CMOs                                              125,385                 8           2,883          122,510           6.72%
FNMA and FHLMC certificates                       531,306             3,894           1,683          533,517           6.89%
GNMA certificates                                 348,113             2,708           1,102          349,719           7.21%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                1,138,435             7,097           6,226        1,139,306           6.97%
FHLB stock                                         11,146                 -               -           11,146           7.55%
                                               $1,149,581            $7,097          $6,226       $1,150,452           6.98%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                          ---------------- ----------------- --------------- ---------------- ---------------



                                                                    JUNE 30, 2000 (IN THOUSANDS)
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                                GROSS            GROSS                           AVERAGE
                                             AMORTIZED        UNREALIZED       UNREALIZED         FAIR           WEIGHTED
                                               COST             GAINS            LOSSES           VALUE           YIELD
                                          ---------------- ----------------- --------------- ---------------- ---------------
AVAILABLE-FOR-SALE AND FHLB STOCK
US Treasury securities                            $87,710                $3          $4,979          $82,734           5.18%
US Government agencies securities                 104,482                 -           3,842          100,640           6.81%
Other debt securities                               4,417                 -              66            4,351           8.32%
PR Government securities                              465                 5              19              451           6.19%
CMOs                                                  212                 -               -              212           5.78%
FNMA and FHLMC certificates                        56,743               100              99           56,744           8.00%
GNMA certificates                                  37,875               154             261           37,768           7.62%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                  291,904               262           9,266          282,900           6.68%
FHLB stock                                         11,146                 -               -           11,146           6.27%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                 $303,050              $262          $9,266         $294,046           6.66%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                          ---------------- ----------------- --------------- ---------------- ---------------
HELD-TO-MATURITY
PR Government securities                            3,551                 3              24            3,530           7.89%
US Government agencies securities                   9,993                 -             457            9,536           6.46%
CMOs                                              110,967                 -           6,316          104,651           6.52%
Other debt securities                               4,864                 -               -            4,864           8.32%
FNMA and FHLMC certificates                       295,039                54          11,601          283,492           6.61%
GNMA certificates                                 373,070               469           8,761          364,778           7.19%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                                  797,484               526          27,159          770,851           6.88%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                               $1,100,534              $788         $36,425       $1,064,897           6.82%
                                          ---------------- ----------------- --------------- ---------------- ---------------
                                          ---------------- ----------------- --------------- ---------------- ---------------


The amortized cost and estimated fair value of the Group's investment securities at December 31, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    (IN THOUSANDS)
                          ----------------------------------------------------------------------------------------------------
                              AVAILABLE-FOR-SALE                 HELD-TO-MATURITY                       TOTAL
                          -----------   ------------     -------------  --------------     -------------    --------------
                           AMORTIZED        FAIR           AMORTIZED        FAIR             AMORTIZED           FAIR
                             COST           VALUE            COST           VALUE              COST              VALUE
                          -----------   ------------     -------------  --------------     -------------    --------------
Due within 1 year            $71,055         $70,832               $ -             $ -           $71,055           $70,832
After 1 year to 5 years        4,420           4,497                 -               -             4,420             4,497
After 5 years to 10 years    119,888         120,103                 -               -           119,888           120,103
Due after 10 years           943,072         943,874                 -               -           943,072           943,874
FHLB stock                         -               -                 -               -            11,146            11,146
                          -----------   ------------     -------------  --------------     -------------    --------------
                          $1,138,435      $1,139,306               $ -             $ -        $1,149,581        $1,150,452
                          -----------   ------------     -------------  --------------     -------------    --------------
                          -----------   ------------     -------------  --------------     -------------    --------------


Proceeds from the sale of investment securities available-for-sale during the first six months of fiscal 2001 totaled $237,332,000 (2000 - $34,383,000). Gross realized gains and losses on those sales were $547,143 and $3,732,000 respectively (2000 - $690,000 and $31,000).

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

LOANS RECEIVABLE

The Group's business activity is with consumers located in Puerto Rico. The Group's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within three main categories: mortgage, commercial and consumer. The Group's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans. The composition of the Group's loan portfolio at December 31, 2000 and June 30, 2000 was as follows:


                                                                                                (IN THOUSANDS)
                                                                                 ----------------------------------------
                                                                                      DECEMBER 31,          JUNE 30,
                                                                                 --------------------- ------------------
LOANS SECURED BY REAL ESTATE:
     Residential                                                                            $299,180           $331,150
     Non-residential real estate loans                                                         4,584              4,974
     Home equity loans and personal loans collateralized by real estate                       63,395             40,306
                                                                                 --------------------- ------------------
                                                                                             367,159            376,430
     Less: net deferred loan fees                                                            (2,825)            (2,103)
                                                                                 --------------------- ------------------
                                                                                             364,334            374,327
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------
OTHER LOANS:
     Commercial                                                                               16,735             24,117
     Personal consumer loans and credit lines                                                 22,909             19,698
     Financing leases, net of unearned interest                                                3,865              8,785
                                                                                 --------------------- ------------------
                                                                                              43,509             52,600
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------
LOANS RECEIVABLE                                                                            407,843             426,927
Allowance for loan losses                                                                   (2,998)             (6,837)
                                                                                 --------------------- ------------------
LOANS RECEIVABLE, NET                                                                       404,845             420,090
Loans held-for-sale                                                                          45,786             180,788
                                                                                 --------------------  ------------------
TOTAL LOANS, NET                                                                           $450,631            $600,878
                                                                                 --------------------- ------------------
                                                                                 --------------------- ------------------


ALLOWANCE FOR LOAN LOSSES

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. The Group's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting economic conditions in Puerto Rico. Refer to Table 5 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the second quarter and six-month period ended December 31, 2000 and 1999.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 2000 and June 30, 2000, the Group determined that no impairment reserve was necessary.

NOTE 4 - PLEDGED ASSETS:

At December 31, 2000, residential mortgage loans and investment securities amounting to $252,666,000 (June 30, 2000 - $254,312,000), and $975,877,000 (June
30, 2000 - $1,062,000,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the FHLB of New York, term notes and interest rate swap agreements.

NOTE 5 - INTEREST RATE RISK MANAGEMENT:

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, The Group pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at December 31, 2000 and June 30, 2000 are set forth in the table below:


                                                                                               (DOLLARS IN THOUSANDS)
                                                                                      ---------------------------------------
                                                                                         DECEMBER 31,            JUNE 30,
                                                                                      -----------------     -----------------
SWAPS:
 Pay fixed swaps notional amount                                                              $250,000              $100,000
 Weighted average pay rate - fixed                                                               7.02%                 7.07%
 Weighted average receive  rate - floating                                                       6.65%                 6.76%
 Maturity in months                                                                           17 - 118                    24
 Floating rate as a percent of LIBOR                                                              100%                  100%

CAPS:
 Cap agreements notional amount                                                               $250,000              $250,000
 Cap rate                                                                                        7.00%                 7.00%
 Maturity in months                                                                                 19                    23


The agreements were signed to convert the rollover program of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counter parties.

The Bank offers its customers certificates of deposit tied to the performance of the Standard & Poor's 500 Composite Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At December 31, 2000, the notional amount of these agreements totaled $147,975,000 (June 30, 2000 - $132,975,000) at a weighted average rate of 5.85% (June 30, 2000 - 5.84%).

The Group offers its customers certificates of deposit with high interest rates and therefore uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterpart's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently cancel the certificates of deposit. At December 31, 2000, the notional amount of these agreements totaled $30,000,000 (June 30, 2000 - $40,000,000) at a weighted average rate of 6.14% (June 30, 2000- 5.82%).

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Group to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If derivatives meet the criteria and qualify as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of Statement No. 133 on July 1, 2000 resulted in the cumulative effect of a change in accounting principle of $3.2 million ($1.9 million net of tax effect) being recognized as income in the Consolidated Statement of Income. Changes (unrealized loss) of $721,000 and $2.8 million were recognized against operations for the quarter and six-months ended December 31, 2000, respectively, and presented as "Derivatives Activities Income (loss)" in the Consolidated Statement of Income of those charges, $642,000 and $1.3 million, respectively, relates to the recognition of hedges ineffectiveness. As of December 31, 2000, an unrealized loss of $12.4 million was recognized directly to "Other Comprehensive Income" for the effective portion of hedges. The aggregated fair value of derivatives at December 31, 2000, was $10.3 million (liability) and was recognized as "Other Liabilities" on the Consolidated Statement of Financial Condition.

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

The Group's second largest business segment is the financial services, which is comprised of the Bank's trust division, Oriental Trust, and the Group's registered broker-dealer subsidiary, Oriental Financial Services Corp. The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last business segment is mortgage banking. it consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the second quarter and six-month period ended December 31:


                                             SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL        MORTGAGE
                                        BANKING         SERVICES         BANKING        ELIMINATIONS         TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2001
Net interest income                        $12,376             $195             $ -               $ -          $12,571
Non-interest income (charges)                  541            1,896            3,904            (714)            5,627
Non-interest expenses                       14,185            1,268            2,559            (714)           17,298
Provision for loan losses                    1,900                -                -                -            1,900
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME (LOSS) BEFORE TAXES               $(3,168)             $823           $1,345               $          $(1,000)
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,743,642           $5,458           $2,000         $(3,168)       $1,747,932
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 2000
Net interest income                         23,401             $225              $ -              $ -          $23,626
Non-interest income (charges)                7,412            1,926            3,377            (249)           12,466
Non-interest expenses                       14,072            1,084            2,429            (249)           17,336
Provision for loan losses                    3,250                -                -                -            3,250
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME BEFORE TAXES                       $13,491           $1,067             $948              $ -          $15,506
                                    ---------------   --------------  ---------------  ---------------   --------------

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,706,703          $10,945           $2,000         $(2,148)       $1,717,500
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------



                                          SECOND QUARTER ENDED RESULTS DECEMBER 31, 2000 (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------------------
                                        RETAIL          FINANCIAL         MORTGAGE
                                        BANKING         SERVICES          BANKING       ELIMINATIONS          TOTAL
                                    ---------------   --------------  ---------------  ---------------   --------------
FISCAL 2001
Net interest income                         $5,952             $135             $ -               $ -           $6,087
Non-interest income(charges)                 2,983              991            2,353            (353)            5,974
Non-interest expenses                        7,488              661            1,316            (353)            9,112
Provision for loan losses                      500                -                -                -              500
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME (LOSS) BEFORE TAXES                   $947             $465           $1,037              $ -           $2,449
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,743,642           $5,458           $2,000         $(3,168)       $1,747,932
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

FISCAL 2000
Net interest income                         11,596             $113              $ -              $ -          $11,709
Non-interest income(charges)                 3,803            1,104            1,419            (104)            6,222
Non-interest expenses                        7,136              558            1,210            (104)            8,800
Provision for loan losses                    1,500                -                -                -            1,500
                                    ---------------   --------------  ---------------  ---------------   --------------
 INCOME BEFORE TAXES                        $6,763             $659             $513              $ -           $7,631
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------

                                    ---------------   --------------  ---------------  ---------------   --------------
Total assets                            $1,706,703          $10,945           $2,000         $(2,148)       $1,717,500
                                    ---------------   --------------  ---------------  ---------------   --------------
                                    ---------------   --------------  ---------------  ---------------   --------------


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000


                                                 TABLE OF CONTENTS

DESCRIPTION                                                                                        PAGE #
---------------------------------------------------------------------------------------------------------
Selected Financial Data:

         Earnings, Dividends Declared and Per Share Information                                       12

         Period End Balances                                                                          12

         Selected Financial Ratios (in percent) and Other Information                                 12

         Table 1           Analysis of Interest Income and Changes due to Volume / Rate               13

         Table 2           Non-Interest Income Summary and Composition                                15

         Table 3           Non-Interest Expenses Summary and Composition                              15

         Table 4           Non-0perating Activities                                                   15

         Table 5           Allowance for Loan Losses Summary                                          16

         Table 6           Net Credit Losses Statistics                                               16

         Table 7           Loan Loss Reserve Breakdowns                                               17

         Table 8           Non-Performing Assets                                                      17

         Table 9           Non-Performing Loans                                                       17

         Table 10          Bank Assets Summary and Composition                                        18

         Table 11          Liabilities Summary and Composition                                        18

         Table 12          Capital, Dividends and Stock Data                                          19

         Table 13          Financial Assets Summary                                                   19

         Overview of Financial Performance                                                            20


SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)


                                                                                 QUARTERLY RESULTS
                                                     --------------------------------------------------------------------
                                                                                    AS RESTATED
                                                     --------------------------------------------------------------------
                                                              2000                      1999               VARIANCE %
                                                     ----------------------    ----------------------   -----------------
EARNINGS, PER SHARE AND DIVIDENDS DATA:
-------------------------------------------------------------------------------------------------------------------------
Interest income                                                    $28,561                   $31,455               -9.2%
Interest expense                                                    22,474                    19,746               13.8%
                                                     ----------------------    ----------------------   -----------------
 NET INTEREST INCOME                                                 6,087                    11,709              -48.0%
Provision for loan losses                                              500                     1,500              -66.7%
                                                     ----------------------    ----------------------   -----------------
 NET CREDIT INCOME                                                   5,587                    10,209              -45.3%
Recurrent non-interest income                                        6,067                     5,596                8.4%
                                                     ----------------------    ----------------------   -----------------
 NET CORE REVENUES                                                  11,654                    15,805              -26.3%
Recurrent non-interest expenses                                      8,689                     8,342                4.2%
                                                     ----------------------    ----------------------   -----------------
 CORE OPERATING ACTIVITIES                                           2,965                     7,463              -60.3%
                                                     ----------------------    ----------------------   -----------------
                                                     ----------------------    ----------------------   -----------------

Non operating non-interest income (charges)                           (93)                       625             -114.9%
Non operating non-interest expenses                                  (424)                     (455)               -6.8%
                                                     ----------------------    ----------------------   -----------------
 TOTAL OPERATING ACTIVITIES                                          (517)                       170             -404.1%
                                                     ----------------------    ----------------------   -----------------
                                                     ----------------------    ----------------------   -----------------

 INCOME BEFORE TAXES                                                 2,448                     7,633              -67.9%
Income taxes (credit)                                                (269)                       298             -190.3%
                                                     ----------------------    ----------------------   -----------------
 NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                      2,717                     7,335              -63.0%
Cumulative effect of change in
accounting principle, net of taxes                                       -                         -                0.0%
                                                     ----------------------    ----------------------   -----------------
 NET INCOME                                                          2,717                     7,335              -63.0%
Less: dividends on preferred stock                                   (597)                     (597)                0.0%
                                                     ----------------------    ----------------------   -----------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $2,120                    $6,738              -68.5%
                                                     ----------------------    ----------------------   -----------------
                                                     ----------------------    ----------------------   -----------------

 EARNINGS (LOSS) PER SHARE:
   Basic before cumulative effect of change in GAAP                  $0.17                     $0.53              -67.9%
                                                     ----------------------    ----------------------   -----------------
   Basic after cumulative effect of change in GAAP                   $0.17                     $0.53              -67.9%
                                                     ----------------------    ----------------------   -----------------
   Diluted before cumulative effect of change in GAAP                $0.17                     $0.51              -66.7%
                                                     ----------------------    ----------------------   -----------------
   Diluted after cumulative effect of change in GAAP                 $0.17                     $0.51              -66.7%
                                                     ----------------------    ----------------------   -----------------
AVERAGE SHARES AND POTENTIAL SHARES                                 12,699                    13,219               -3.9%
                                                     ----------------------    ----------------------   -----------------

Book value                                                           $6.11                     $6.43               -5.0%
                                                     ----------------------    ----------------------   -----------------
Market price at end of period                                       $13.31                    $22.75              -41.5%
                                                     ----------------------    ----------------------   -----------------
Dividends declared per share                                         $0.15                     $0.15                0.0%
                                                     ----------------------    ----------------------   -----------------
Dividends declared                                                  $3,785                    $3,833               -1.3%
                                                     ----------------------    ----------------------   -----------------


                                                                         YEAR-TO-DATE RESULTS
                                                    ------------------------------------------------------------------
                                                                              AS RESTATED
                                                    ------------------------------------------------------------------
                                                             2000                    1999                VARIANCE %
                                                    ----------------------  ----------------------   -----------------
EARNINGS, PER SHARE AND DIVIDENDS DATA:
----------------------------------------------------------------------------------------------------------------------
Interest income                                                   $58,929                 $61,193               -3.7%
Interest expense                                                   46,358                  37,567               23.4%
                                                    ----------------------  ----------------------   -----------------
 NET INTEREST INCOME                                               12,571                  23,626              -46.8%
Provision for loan losses                                           1,900                   3,250              -41.5%
                                                    ----------------------  ----------------------   -----------------
 NET CREDIT INCOME                                                 10,671                  20,376              -47.6%
Recurrent non-interest income                                      11,461                  11,107                3.2%
                                                    ----------------------  ----------------------   -----------------
 NET CORE REVENUES                                                 22,132                  31,483              -29.7%
Recurrent non-interest expenses                                    16,822                  17,091               -1.6%
                                                    ----------------------  ----------------------   -----------------
 CORE OPERATING ACTIVITIES                                          5,310                  14,392              -63.1%
                                                    ----------------------  ----------------------   -----------------
                                                    ----------------------  ----------------------   -----------------

Non operating non-interest income (charges)                       (5,834)                   1,359             -529.3%
Non operating non-interest expenses                                 (476)                   (245)               94.3%
                                                    ----------------------  ----------------------   -----------------
 TOTAL OPERATING ACTIVITIES                                       (6,310)                   1,114             -666.4%
                                                    ----------------------  ----------------------   -----------------
                                                    ----------------------  ----------------------   -----------------

 INCOME BEFORE TAXES                                              (1,000)                  15,506             -106.4%
Income taxes (credit)                                             (1,726)                     929             -285.8%
                                                    ----------------------  ----------------------   -----------------
 NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                       726                  14,577              -95.0%
Cumulative effect of change in
accounting principle, net of taxes                                  1,930                       -              100.0%
                                                    ----------------------  ----------------------   -----------------
 NET INCOME                                                         2,656                  14,577              -81.8%
Less: dividends on preferred stock                                (1,193)                 (1,193)                0.0%
                                                    ----------------------  ----------------------   -----------------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                       $1,463                 $13,384              -89.1%
                                                    ----------------------  ----------------------   -----------------
                                                    ----------------------  ----------------------   -----------------

 EARNINGS  (LOSS) PER SHARE:
 Basic before cumulative effect of change in GAAP                 $(0.04)                   $1.05             -103.8%
                                                    ----------------------  ----------------------   -----------------
 Basic after cumulative effect of change in GAAP                    $0.12                   $1.05              -88.6%
                                                    ----------------------  ----------------------   -----------------

 Diluted before cumulative effect of change in GAAP               $(0.04)                   $1.01             -104.0%
                                                    ----------------------  ----------------------   -----------------
 Diluted after cumulative effect of change in GAAP                  $0.11                   $1.01              -89.1%
                                                    ----------------------  ----------------------   -----------------
AVERAGE SHARES AND POTENTIAL SHARES                                12,753                  13,305               -4.1%
                                                    ----------------------  ----------------------   -----------------

Book value                                                          $6.11                   $6.43               -5.0%
                                                    ----------------------  ----------------------   -----------------
Market price at end of period                                      $13.31                  $22.75              -41.5%
                                                    ----------------------  ----------------------   -----------------
Dividends declared per share                                        $0.30                   $0.30                0.0%
                                                    ----------------------  ----------------------   -----------------
Dividends declared                                                 $3,785                  $3,833               -1.3%
                                                    ----------------------  ----------------------   -----------------


PERIOD END BALANCES (AS OF DECEMBER 31,) AND FINANCIAL RATIOS:
------------------------------------------------------------------------------------------------------------------------

TOTAL FINANCIAL ASSETS
 Trust assets managed                                                          $1,405,775        $1,412,964        -0.5%
 Broker-dealer assets gathered                                                    925,377           872,500         6.1%
                                                                               -----------------------------------------
   ASSETS MANAGED                                                               2,331,152         2,285,464         2.0%
 Group total assets                                                             1,747,932         1,702,652         2.7%
                                                                               -----------------------------------------
                                                                               $4,079,084        $3,988,116         2.3%
                                                                               -----------------------------------------
                                                                               -----------------------------------------
INTEREST-EARNING ASSETS
 Investments                                                                   $1,222,825        $1,069,823        14.3%
 Loans and leases (including held-for-sale)                                       450,631           561,777       -19.8%
                                                                               -----------------------------------------
                                                                               $1,673,456        $1,631,600         2.6%
                                                                               -----------------------------------------
                                                                               -----------------------------------------
INTEREST-BEARING LIABILITIES
 Deposits                                                                        $667,181          $644,375         3.5%
 Repurchase agreements                                                            826,299           739,349        11.8%
 Borrowings                                                                       100,000           177,700       -43.7%
                                                                               -----------------------------------------
                                                                               $1,593,480        $1,561,424         2.1%
                                                                               -----------------------------------------
                                                                               -----------------------------------------
STOCKHOLDERS' EQUITY
 Preferred equity                                                                 $33,500           $33,498         0.0%
 Common equity                                                                     76,605            82,155        -6.8%
                                                                               -----------------------------------------
                                                                                 $110,105          $115,653        -4.8%
                                                                               -----------------------------------------
                                                                               -----------------------------------------
CAPITAL RATIOS
 Leverage capital                                                                   7.72%             8.72%
                                                                               ----------------------------
 Total risk-based capital                                                          23.38%            24.74%
                                                                               ----------------------------
 Tier 1 risk-based capital                                                         22.80%            23.48%
                                                                               ----------------------------


FINANCIAL RATIOS (IN PERCENT)
 Return on average assets (ROA)                          0.63%        1.83%         0.30%             1.78%
                                                        ---------------------------------------------------
 Return on average common equity (ROE)                  10.50%       30.80%         3.48%            29.86%
                                                        ---------------------------------------------------
 Efficiency ratio                                       74.89%       49.78%        71.81%            49.02%
                                                        ---------------------------------------------------
 Expense ratio                                           0.78%        0.70%         0.71%             0.71%
                                                        ---------------------------------------------------
 Interest rate margin                                    1.60%        2.93%         1.58%             3.03%
                                                        ---------------------------------------------------
 Number of banking offices                                  19           19            19                19
                                                        ---------------------------------------------------


SELECTED FINANCIAL DATA
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
--------------------------------------------------------------------------------


                                                                           -------------------------------------------------------
                                                                                                  INTEREST
                                                                           -------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999               IN %
                                                                           -------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                               $58,929          $61,193            -3.70%
Tax equivalent adjustment                                                              17,000           16,804             1.17%
                                                                           ------------------------------------------------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                             75,929           77,997            -2.65%
Interest-bearing liabilities                                                           46,358           37,567            23.40%
                                                                           ------------------------------------------------------
NET INTEREST INCOME / SPREAD                                                          $29,571          $40,430           -26.86%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                                $36,081          $32,036             12.6%
 Trading securities                                                                     1,228              936             31.2%
 Money market investments                                                               2,991              121           2371.9%
                                                                           ------------------------------------------------------
                                                                                       40,300           33,093             21.8%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                       15,724           12,691             23.9%
 Consumer                                                                               1,411            8,491            -83.4%
 Financing leases                                                                       1,193            1,335            -10.6%
 Commercial and auto loans                                                                301            5,583            -94.6%
                                                                           ------------------------------------------------------
                                                                                       18,629           28,100            -33.7%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                       58,929           61,193             -3.7%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                     1,551            1,500              3.4%
 Time and IRA accounts                                                                 17,214           13,340             29.0%
                                                                           ------------------------------------------------------
                                                                                       18,765           14,840             26.4%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                                 23,714           18,188             30.4%
 FHLB funds, term notes and other borrowings                                            3,879            4,539            -14.5%
                                                                           ------------------------------------------------------
                                                                                       27,593           22,727             21.4%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                       46,358           37,567             23.4%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD                                                          $12,571          $23,626            -46.8%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST RATE MARGIN



EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES



INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO




---------------------------------------------------------------------------------------------------------------------------------

                                                                           ------------------------------------------------------
                                                                                                AVERAGE RATE
                                                                           ------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999              IN BP
                                                                           ------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                                 7.22%            7.77%            -0.55%
Tax equivalent adjustment                                                               2.09%            2.14%            -0.05%
                                                                           ------------------------------------------------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                              9.31%            9.91%            -0.60%
Interest-bearing liabilities                                                            5.89%            5.04%             0.85%
                                                                           ------------------------------------------------------
NET INTEREST INCOME / SPREAD                                                            3.42%            4.87%            -1.45%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                                  6.85%            6.56%             0.29%
 Trading securities                                                                     7.98%            8.36%            -0.38%
 Money market investments                                                               6.03%            5.21%             0.82%
                                                                           ------------------------------------------------------
                                                                                        6.81%            6.60%             0.21%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                        7.82%            7.88%            -0.06%
 Consumer                                                                              16.58%           13.43%             3.15%
 Financing leases                                                                      10.76%           13.28%            -2.52%
 Commercial and auto loans                                                              8.27%           10.95%            -2.68%
                                                                           ------------------------------------------------------
                                                                                        8.30%            9.84%            -1.54%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------
                                                                                        7.22%            7.77%             -0.55%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                     2.34%            2.04%             0.30%
 Time and IRA accounts                                                                  6.13%            5.30%             0.83%
                                                                           ------------------------------------------------------
                                                                                        5.41%            4.56%             0.85%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                                  6.25%            5.43%             0.82%
 FHLB funds, term notes and other borrowings                                            6.34%            5.28%             1.06%
                                                                           ------------------------------------------------------
                                                                                        6.26%            5.40%             0.86%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------
                                                                                        5.89%            5.04%             0.85%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD                                                            1.33%            2.73%            -1.40%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST RATE MARGIN                                                                    1.58%            3.03%            -1.45%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


---------------------------------------------------------------------------------------------------------------------------------

                                                                           ------------------------------------------------------
                                                                                                AVERAGE BALANCE
                                                                           ------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999               IN %
                                                                           ------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                          $1,630,428          $1,570,723            3.80%
Tax equivalent adjustment                                                               -                   -              0.00%
                                                                           ------------------------------------------------------

 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                        1,630,428           1,570,723            3.80%
Interest-bearing liabilities                                                      1,562,363           1,479,910            5.57%
                                                                           ------------------------------------------------------
NET INTEREST INCOME / SPREAD                                                        $68,065             $90,813          -25.05%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                           $1,052,259            $974,901            7.93%
 Trading securities                                                                  30,793              22,406           37.43%
 Money market investments                                                            99,133               4,650         2031.89%
                                                                           ------------------------------------------------------
                                                                                  1,182,185           1,001,957           17.99%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                    402,153             322,260           24.79%
 Consumer                                                                            16,882             125,455          -86.54%
 Financing leases                                                                     7,218             101,102          -92.86%
 Commercial and auto loans                                                           21,990              19,950           10.23%
                                                                           ------------------------------------------------------
                                                                                    448,243             568,767          -21.19%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                  1,630,428           1,570,724            3.80%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                 131,390             145,726           -9.84%
 Time and IRA accounts                                                              557,280             499,670           11.53%
                                                                           ------------------------------------------------------
                                                                                    688,670             645,396            6.71%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                              752,292             664,024           13.29%
 FHLB funds, term notes and other borrowings                                        121,400             170,489          -28.79%
                                                                           ------------------------------------------------------
                                                                                    873,692             834,513            4.69%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                  1,562,362           1,479,909            5.57%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD

INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                 $68,066             $90,815          -25.05%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                     104.36%             106.14%
                                                                           ------------------------------------
                                                                           ------------------------------------



---------------------------------------------------------------------        -------------------------------------
     CHANGES IN NET INTEREST INCOME DUE TO:                                   VOLUME         RATE           TOTAL
---------------------------------------------------------------------        -------------------------------------
INTEREST INCOME:
 Loans (1)                                                                   $(9,148)      $  (323)       $ (9,471)
 Investments                                                                   5,766         1,441           7,207
                                                                             -------------------------------------
                                                                              (3,382)        1,118          (2,264)
                                                                             -------------------------------------
                                                                             -------------------------------------

INTEREST EXPENSE:
 Deposits                                                                      1,501         2,424        $  3,925
 Borrowings                                                                    1,017         3,849           4,866
                                                                             -------------------------------------
                                                                               2,518         6,273           8,791
                                                                             -------------------------------------
                                                                             -------------------------------------

NET INTEREST INCOME                                                          $(5,900)      $(5,155)       $(11,055)
                                                                             -------------------------------------
                                                                             -------------------------------------


(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)

TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
-----------------------------------------------------------------------


                                                                           -------------------------------------------------------
                                                                                                  INTEREST
                                                                           -------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999               IN %
                                                                           -------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                               $28,561          $31,455            -9.20%
Tax equivalent adjustment                                                               8,289            8,679            -4.49%
                                                                           ------------------------------------------------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                             36,850           40,134            -8.18%
Interest-bearing liabilities                                                           22,474           19,746            13.82%
                                                                           ------------------------------------------------------
  NET INTEREST INCOME / SPREAD                                                        $14,376          $20,388           -29.49%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                                $17,867          $16,653              7.3%
 Trading securities                                                                       695              541             28.5%
 Money market investments                                                                 517               66            683.3%
                                                                           ------------------------------------------------------
                                                                                       19,079           17,260             34.0%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                        8,054            6,577             22.5%
 Consumer                                                                                 740            4,275            -82.7%
 Financing leases                                                                         563              576             -2.3%
 Commercial and auto loans                                                                125            2,767            -95.5%
                                                                           ------------------------------------------------------
                                                                                        9,482           14,195            -33.2%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                       28,561           31,455             -9.2%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                       765              736              3.9%
 Time and IRA accounts                                                                  8,390            6,870             22.1%
                                                                           ------------------------------------------------------
                                                                                        9,155            7,606             20.4%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                                 11,489            9,723             18.2%
 FHLB funds, term notes and other borrowings                                            1,830            2,417            -24.3%
                                                                           ------------------------------------------------------
                                                                                       13,319           12,140              9.7%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                       22,474           19,746             13.8%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD                                                          $ 6,087          $11,709            -48.0%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


---------------------------------------------------------------------------------------------------------------------------------

                                                                           ------------------------------------------------------
                                                                                                AVERAGE RATE
                                                                           ------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999              IN BP
                                                                           ------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                                 7.32%            7.80%            -0.48%
Tax equivalent adjustment                                                               2.13%            2.16%            -0.03%
                                                                           ------------------------------------------------------
 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                              9.45%            9.96%            -0.51%
Interest-bearing liabilities                                                            5.84%            5.15%             0.69%
                                                                           ------------------------------------------------------
  NET INTEREST INCOME / SPREAD                                                          3.61%            4.81%            -1.20%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                                  6.89%            6.59%             0.30%
 Trading securities                                                                     8.09%            8.45%            -0.36%
 Money market investments                                                               6.19%            5.83%             0.36%
                                                                           ------------------------------------------------------
                                                                                        6.91%            6.63%             0.28%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                        7.89%            8.24%            -0.35%
 Consumer                                                                              13.52%           13.20%             0.32%
 Financing leases                                                                      11.44%           10.81%             0.63%
 Commercial and auto loans                                                              9.01%           10.94%            -1.93%
                                                                           ------------------------------------------------------
                                                                                        8.32%            9.93%            -1.61%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------
                                                                                        7.32%            7.80%             -0.48%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                     2.32%            2.00%             0.32%
 Time and IRA accounts                                                                  6.17%            5.42%             0.75%
                                                                           ------------------------------------------------------
                                                                                        5.42%            4.65%             0.77%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                                  6.16%            5.52%             0.64%
 FHLB funds, term notes and other borrowings                                            6.36%            5.52%             0.84%
                                                                           ------------------------------------------------------
                                                                                        6.18%            5.52%             0.66%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------
                                                                                        5.84%            5.15%             0.69%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD                                                            1.48%            2.65%            -1.17%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST RATE MARGIN                                                                    1.60%            2.93%            -1.33%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO


---------------------------------------------------------------------------------------------------------------------------------

                                                                           ------------------------------------------------------
                                                                                                AVERAGE BALANCE
                                                                           ------------------------------------------------------
                                                                                                                         VARIANCE
                                                                                       2000             1999               IN %
                                                                           ------------------------------------------------------
---------------------------------------------------------------------
                     A -- TAX EQUIVALENT SPREAD
---------------------------------------------------------------------

Interest-earning assets                                                          $1,558,906          $1,608,701           -3.10%
Tax equivalent adjustment                                                               -                   -              0.00%
                                                                           ------------------------------------------------------

 INTEREST-EARNING ASSETS -- TAX EQUIVALENT                                        1,558,906           1,608,701           -3.10%
Interest-bearing liabilities                                                      1,525,818           1,523,276            0.17%
                                                                           ------------------------------------------------------
  NET INTEREST INCOME / SPREAD                                                      $33,088             $85,425          -61.27%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

---------------------------------------------------------------------
                         B - NORMAL SPREAD
---------------------------------------------------------------------

INTEREST-EARNING ASSETS:
INVESTMENTS:
 Investment securities                                                           $1,036,250          $1,009,135            2.69%
 Trading securities                                                                  34,331              25,635           33.92%
 Money market investments                                                            33,377               4,550          633.56%
                                                                           ------------------------------------------------------
                                                                                  1,103,958           1,039,320            6.22%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

LOANS:
 Real estate (1)                                                                    408,226             319,393           27.81%
 Consumer                                                                            21,714             128,469          -83.10%
 Financing leases                                                                     5,492             100,371          -94.53%
 Commercial and auto loans                                                           19,516              21,148           -7.72%
                                                                           ------------------------------------------------------
                                                                                    454,948             569,381          -20.10%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                  1,558,906           1,608,701           -3.10%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-BEARING LIABILITIES:
DEPOSITS:
 Savings and demand                                                                 130,838             146,257          -10.54%
 Time and IRA accounts                                                              539,662             503,051            7.28%
                                                                           ------------------------------------------------------
                                                                                    670,500             649,308            3.26%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

BORROWINGS:
 Repurchase agreements                                                              740,304             698,850            5.93%
 FHLB funds, term notes and other borrowings                                        115,014             175,118          -34.32%
                                                                           ------------------------------------------------------
                                                                                    855,318             873,968           -2.13%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

                                                                                  1,525,818           1,523,276            0.17%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

NET INTEREST INCOME / SPREAD

INTEREST RATE MARGIN

EXCESS OF INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES                 $33,088             $85,425          -61.27%
                                                                           ------------------------------------------------------
                                                                           ------------------------------------------------------

INTEREST-EARNING ASSETS OVER INTEREST-BEARING LIABILITIES RATIO                     102.17%             105.61%
                                                                           ------------------------------------
                                                                           ------------------------------------



---------------------------------------------------------------------        -------------------------------------
     CHANGES IN NET INTEREST INCOME DUE TO:                                   VOLUME         RATE           TOTAL
---------------------------------------------------------------------        -------------------------------------
INTEREST INCOME:
 Loans (1)                                                                   $(4,332)      $  (381)       $ (4,713)
 Investments                                                                   1,398           421        $  1,819
                                                                             -------------------------------------
                                                                              (2,934)           40          (2,894)
                                                                             -------------------------------------
                                                                             -------------------------------------

INTEREST EXPENSE:
 Deposits                                                                        473         1,076        $  1,549
 Borrowings                                                                     (250)        1,429        $  1,179
                                                                             -------------------------------------
                                                                                 223         2,505           2,728
                                                                             -------------------------------------
                                                                             -------------------------------------

NET INTEREST INCOME                                                          $(3,157)      $(2,465)       $ (5,622)
                                                                             -------------------------------------
                                                                             -------------------------------------


(1) - Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999


                                                              -------------------------------------------------------
                                                                                    2ND QUARTER
                                                              -------------------------------------------------------
                                                                                    AS RESTATED
                                                              -------------------------------------------------------
                                                                          2000               1999       VARIANCE %
                                                              -------------------------------------------------------
      TABLE 2 - NON-INTEREST INCOME SUMMARY
      ---------------------------------------------------------------------------------------------------------------
      Trust, money management and brokerage fees                         $2,676             $2,779             -3.7%
      Mortgage banking activities                                         2,353              1,419             65.8%
                                                              ------------------  -----------------  ----------------
       NON-BANKING SERVICE REVENUES                                       5,029              4,198             19.8%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Fees on deposit accounts                                              561                561              0.0%
      Bank service charges and commissions                                  409                656            -37.7%
      Other operating revenues                                               68                181            -62.4%
                                                              ------------------  -----------------  ----------------
       BANK SERVICE REVENUES                                              1,038              1,398            -25.8%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

         RECURRENT NON-INTEREST INCOME                                   $6,067             $5,596              8.4%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RECURRENT NON-INTEREST INCOME TO EXPENSES RATIO                    69.82%             67.08%              4.1%
                                                              ------------------  -----------------  ----------------

      TABLE 3 - NON-INTEREST EXPENSES SUMMARY
      ---------------------------------------------------------------------------------------------------------------

      Fixed compensation                                                 $2,669             $2,812             -5.1%
      Variable compensation                                                 754                890            -15.3%
                                                              ------------------  -----------------  ----------------
       COMPENSATION AND BENEFITS                                          3,423              3,702             -7.5%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Occupancy and equipment                                             1,778              1,568             13.4%
      Advertising and business promotion                                  1,003                549             82.7%
      Professional and service fees (1)                                     660                674             -2.1%
      Communications                                                        407                374              8.8%
      Municipal and other general taxes                                     488                477              2.3%
      Insurance, including deposits insurance                               132                138             -4.3%
      Printing, postage, stationery and supplies                            141                218            -35.3%
      Other operating expenses                                              657                642              2.3%
                                                              ------------------  -----------------  ----------------
        OTHER NON-INTEREST EXPENSES                                       5,266              4,640             13.5%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RECURRENT NON-INTEREST EXPENSES                                    $8,689             $8,342              4.2%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RELEVANT RATIOS AND DATA:
       Efficiency ratio                                                  74.89%             49.78%
                                                              ------------------  -----------------
       Expense ratio                                                      0.78%              0.70%
                                                              ------------------  -----------------
       Compensation to recurrent non-interest expenses                    65.0%              79.8%
                                                              ------------------  -----------------
       Variable compensation to total compensation                        22.0%              24.0%
                                                              ------------------  -----------------
       Compensation to total average assets                               0.79%              0.94%
                                                              ------------------  -----------------
       Average compensation per employee                                  $40.3              $40.9
                                                              ------------------  -----------------
       Average number of full-time employees                                340                367
                                                              ------------------  -----------------
       Bank assets per employee

       TOTAL WORK FORCE:
         Banking operations
         Trust operations
         Brokerage operations


                                                              -------------------------------------------------------
                                                                                  SIX-MONTH PERIOD
                                                              -------------------------------------------------------
                                                                                    AS RESTATED
                                                              -------------------------------------------------------
                                                                          2000               1999       VARIANCE %
                                                              -------------------------------------------------------
      TABLE 2 - NON-INTEREST INCOME SUMMARY
      ---------------------------------------------------------------------------------------------------------------
      Trust, money management and brokerage fees                         $5,503             $5,406              1.8%
      Mortgage banking activities                                         3,904              3,377             15.6%
                                                              ------------------  -----------------  ----------------
       NON-BANKING SERVICE REVENUES                                       9,407              8,783              7.1%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Fees on deposit accounts                                            1,109                924             20.0%
      Bank service charges and commissions                                  843              1,215            -30.6%
      Other operating revenues                                              102                185            -44.9%
                                                              ------------------  -----------------  ----------------
       BANK SERVICE REVENUES                                              2,054              2,324            -11.6%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

         RECURRENT NON-INTEREST INCOME                                  $11,461            $11,107              3.2%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RECURRENT NON-INTEREST INCOME TO EXPENSES RATIO                    68.13%             64.99%              4.8%
                                                              ------------------  -----------------  ----------------

      TABLE 3 - NON-INTEREST EXPENSES SUMMARY
      ---------------------------------------------------------------------------------------------------------------

      Fixed compensation                                                 $5,364             $5,556             -3.5%
      Variable compensation                                               1,434              1,967            -27.1%
                                                              ------------------  -----------------  ----------------
       COMPENSATION AND BENEFITS                                          6,798              7,523             -9.6%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Occupancy and equipment                                             3,496              3,060             14.2%
      Advertising and business promotion                                  1,784              1,272             40.3%
      Professional and service fees (1)                                   1,165              1,549            -24.8%
      Communications                                                        827                778              6.3%
      Municipal and other general taxes                                     976                955              2.2%
      Insurance, including deposits insurance                               227                272            -16.5%
      Printing, postage, stationery and supplies                            304                415            -26.7%
      Other operating expenses                                            1,245              1,267             -1.7%
                                                              ------------------  -----------------  ----------------
        OTHER NON-INTEREST EXPENSES                                      10,024              9,568              4.8%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RECURRENT NON-INTEREST EXPENSES                                   $16,822            $17,091             -1.6%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      RELEVANT RATIOS AND DATA:
       Efficiency ratio                                                  71.81%             49.02%
                                                              ------------------  -----------------
       Expense ratio                                                      0.71%              0.71%
                                                              ------------------  -----------------
       Compensation to recurrent non-interest expenses                    67.8%              78.6%
                                                              ------------------  -----------------
       Variable compensation to total compensation                        21.1%              26.1%
                                                              ------------------  -----------------
       Compensation to total average assets                               0.77%              0.90%
                                                              ------------------  -----------------
       Average compensation per employee                                $  40.0            $  40.8
                                                              ------------------  -----------------
       Average number of full-time employees                                340                362
                                                              ------------------  -----------------
       Bank assets per employee                                         $ 6,073            $ 5,175
                                                              ------------------  -----------------

       TOTAL WORK FORCE:
         Banking operations                                                 288                329            -12.5%
         Trust operations                                                    27                 28             -3.6%
         Brokerage operations                                                14                 12             16.7%
                                                              ------------------  -----------------  ----------------
                                                                            329                369            -10.8%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------


       (1) EXCLUDES NON-OPERATING CHARGES SHOWN ON TABLE 4.


      TABLE 4 - NON-OPERATING ACTIVITIES
      ---------------------------------------------------------------------------------------------------------------
      Securities net activity                                             $ 510              $  60            750.0%
      Trading net activity                                                  105                198            -47.0%
      Derivatives activity                                                 (721)                -            -100.0%
                                                              ------------------  -----------------  ----------------
       SECURITIES, DERIVATIVES AND TRADING NET ACTIVITIES                  (106)               258           -141.1%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Leasing revenues (discontinued June 2000)                              13                367            -96.5%
      Other (expenses)                                                     (423)              (455)            -7.0%
                                                              ------------------  -----------------  ----------------
       OTHER ACTIVITIES                                                    (410)               (88)           365.9%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

         TOTAL NON-OPERATING ACTIVITIES                                   $(516)             $ 170           -403.5%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------


      TABLE 4 - NON-OPERATING ACTIVITIES
      ---------------------------------------------------------------------------------------------------------------
      Securities net activity                                            $(3,195)           $  659           -584.8%
      Trading net activity                                                    92                65             41.5%
      Derivatives activity                                                (2,794)              -             -100.0%
                                                              ------------------  -----------------  ----------------
       SECURITIES, DERIVATIVES AND TRADING NET ACTIVITIES                 (5,897)              724           -914.5%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

      Leasing revenues (discontinued June 2000)                               63               635            -90.1%
      Other (expenses)                                                      (476)             (245)            94.3%
                                                              ------------------  -----------------  ----------------
       OTHER ACTIVITIES                                                     (413)              390           -205.9%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------

         TOTAL NON-OPERATING ACTIVITIES                                  $(6,310)           $1,114           -666.4%
                                                              ------------------  -----------------  ----------------
                                                              ------------------  -----------------  ----------------


SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)


                                                          QUARTERLY RESULTS                  YEAR-TO-DATE RESULTS
                                             ----------------------------------------   -------------------------------
                                                      2000                  1999            2000              1999
                                             ----------------------    --------------   -----------    ----------------
TABLE 5 - ALLOWANCE FOR LOAN LOSSES SUMMARY
-----------------------------------------------------------------------------------------------------------------------

BEGINNING BALANCE                                           $6,972            $8,731        $6,837              $9,002
 Provision for loan losses                                     500             1,500         1,900               3,250
 Net credit losses -- see table 6                           (4,474)           (2,572)       (5,739)             (4,593)
                                             ----------------------    --------------   -----------    ----------------
 ENDING BALANCE                                             $2,998            $7,659        $2,998              $7,659
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
SELECTED DATA AND RATIOS:
 Outstanding loans                                        $453,629          $569,436      $453,629            $569,436
                                             ----------------------    --------------   -----------    ----------------
 Recoveries to net charge-off's                              11.7%             28.6%         16.6%               27.8%
                                             ----------------------    --------------   -----------    ----------------
 Allowance coverage ratio
   Total loans                                               0.66%             1.35%         0.66%               1.35%
                                             ----------------------    --------------   -----------    ----------------
   Non-performing loans                                     20.07%            48.73%        20.07%              42.75%
                                             ----------------------    --------------   -----------    ----------------
   Non-real estate non-performing loans                     99.11%            85.79%        99.11%              85.79%
                                             ----------------------    --------------   -----------    ----------------

TABLE 6 - NET CREDIT LOSSES STATISTICS
-----------------------------------------------------------------------------------------------------------------------

REAL ESTATE
 Charge-offs                                                 $(35)             $(24)         $(35)               $(24)
 Recoveries                                                    -                 -             -                   -
                                             ----------------------    --------------   -----------    ----------------
                                                              (35)              (24)          (35)                (24)
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
CONSUMER
 Charge-offs                                                 (416)           (2,015)       (1,490)             (3,766)
 Recoveries                                                   364               597           671                 979
                                             ----------------------    --------------   -----------    ----------------
                                                              (52)           (1,418)         (819)             (2,787)
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
LEASING
 Charge-offs                                               (3,684)           (1,429)       (4,171)             (2,403)
 Recoveries                                                   170               375           370                 662
                                             ----------------------    --------------   -----------    ----------------
                                                           (3,514)           (1,054)       (3,801)             (1,741)
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
OTHERS
 Charge-offs                                                 (932)             (134)       (1,183)               (168)
 Recoveries                                                    59                59            99                 127
                                             ----------------------    --------------   -----------    ----------------
                                                             (873)              (75)       (1,084)                (41)
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
NET CREDIT LOSSES
 Total charge-offs                                         (5,067)           (3,602)       (6,879)             (6,361)
 Total recoveries                                             593             1,031         1,140               1,768
                                             ----------------------    --------------   -----------    ----------------
                                                          $(4,474)          $(2,571)      $(5,739)            $(4,593)
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------
NET CREDIT LOSSES RATIO:
 Real estate                                                 0.03%             0.03%         0.02%               0.01%
                                             ----------------------    --------------   -----------    ----------------
 Consumer                                                    0.96%             4.38%         9.70%               4.40%
                                             ----------------------    --------------   -----------    ----------------
 Leasing                                                   255.94%             3.94%       105.32%               0.00%
                                             ----------------------    --------------   -----------    ----------------
 Commercial and others                                      10.08%             1.34%        13.08%               0.77%
                                             ----------------------    --------------   -----------    ----------------
   TOTAL                                                     3.93%             1.75%         2.56%               1.57%
                                             ----------------------    --------------   -----------    ----------------

AVERAGE LOANS:
 Real estate                                              $408,226          $328,382      $402,153            $331,249
 Consumer                                                   21,714           129,541        16,882             126,676
 Leasing                                                     5,492           107,006         7,218             107,737
 Commercial and others                                      19,516            22,369        21,990              21,171
                                             ----------------------    --------------   -----------    ----------------
   TOTAL                                                  $454,948          $587,298      $448,243            $586,833
                                             ----------------------    --------------   -----------    ----------------
                                             ----------------------    --------------   -----------    ----------------


SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)


                                                                                              YEAR-TO-DATE RESULTS
                                                                                        -------------------------------
                                                                                            2000              1999
                                                                                        -----------    ----------------
TABLE 7 - LOAN LOSS RESERVE BREAKDOWN (AS OF DECEMBER 31,):
-----------------------------------------------------------------------------------------------------------------------

 Consumer                                                                                   $ 1,337             $ 2,468
 Financing leases                                                                               731               4,241
 Commercial and other                                                                           215                 570
                                                                                        -----------    ----------------

   Non-real estate                                                                            2,283               7,279
   Real estate                                                                                  715                 380
                                                                                        -----------    ----------------
        Total                                                                               $ 2,998             $ 7,659
                                                                                        -----------    ----------------
                                                                                        -----------    ----------------

TABLE 8 - NON-PERFORMING ASSETS (AS OF DECEMBER 31,):
-----------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS
 Non-performing loans                                                                       $14,936             $17,917
 Foreclosed real estate                                                                       1,079                 383
 Repossessed autos                                                                               50                 347
 Repossessed equipment                                                                         -                     26
                                                                                        -----------    ----------------
                                                                                            $16,065             $18,673
                                                                                        -----------    ----------------
                                                                                        -----------    ----------------

 NON-PERFORMING LOANS TO
   Total loans                                                                                3.29%               3.15%
                                                                                        -----------    ----------------
   Total assets                                                                               0.85%               1.05%
                                                                                        -----------    ----------------
   Total capital                                                                             13.57%              15.49%
                                                                                        -----------    ----------------

TABLE 9 - NON-PERFORMING LOANS (AS OF DECEMBER 31,):
-----------------------------------------------------------------------------------------------------------------------

NON-PERFORMING LOANS
 Consumer                                                                                   $   723             $ 1,072
 Financing leases                                                                             1,269               6,635
 Commercial                                                                                   1,033               1,221
                                                                                        -----------    ----------------
   NON-REAL ESTATE                                                                            3,025               8,928
   Real estate                                                                               11,911               8,989
                                                                                        -----------    ----------------
     TOTAL                                                                                  $14,936             $17,917
                                                                                        -----------    ----------------
                                                                                        -----------    ----------------

NON-PERFORMING LOANS COMPOSITION
 Consumer                                                                                      4.8%                6.0%
 Financing leases                                                                              8.5%               37.0%
 Commercial                                                                                    6.9%                6.8%
                                                                                        -----------    ----------------
   NON-REAL ESTATE                                                                            20.3%               49.8%
   Real estate                                                                                79.7%               50.2%
                                                                                        -----------    ----------------
     TOTAL                                                                                   100.0%              100.0%
                                                                                        -----------    ----------------
                                                                                        -----------    ----------------


SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2000 AND 1999 AND JUNE 30, 2000
(DOLLARS IN THOUSANDS)


                                                                               AS RESTATED
                                                      -------------------------------------------------------  -----------------
                                                        DECEMBER 31,        DECEMBER 31,        VARIANCE            JUNE 30,
                                                            2000                1999               %                  2000
                                                      ----------------   -----------------  -----------------  -----------------
TABLE 10 - ASSETS SUMMARY AND COMPOSITION
--------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS:
 Mortgage-backed securities and CMOs                       $  994,117            $831,819              19.5%           $882,455
 U.S. and P.R. Government securities                          172,675             222,886             -22.5%            262,372
 FHLB stock and other investments                              56,033              15,118             270.6%             34,657
                                                      ----------------   -----------------  -----------------  -----------------
                                                            1,222,825           1,069,823              14.3%          1,179,484
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
LOANS:
 Real estate                                                  410,119             319,528              28.4%            387,629
 Consumer                                                      22,909             132,599             -82.7%             19,699
 Financing leases                                               3,866              96,707             -96.0%              8,785
 Commercial and auto                                           16,735              20,602             -18.8%             24,117
                                                      ----------------   -----------------  -----------------  -----------------
                                                              453,629             569,436             -20.3%            440,230
 Consumer loans and leases under contract-to-sell                 -                   -                 0.0%            167,486
                                                      ----------------   -----------------  -----------------  -----------------
                                                              453,629             569,436             -20.3%            607,716
 Allowance for loan losses                                     (2,998)             (7,659)            -60.9%             (6,837)
                                                      ----------------   -----------------  -----------------  -----------------
                                                              450,631             561,777             -19.8%            600,879
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
 TOTAL INTEREST-EARNING ASSETS                              1,673,456           1,631,600               2.6%          1,780,363
Non-interest earning assets                                    74,476              71,052               4.8%             69,871
                                                      ----------------   -----------------  -----------------  -----------------
 TOTAL ASSETS                                              $1,747,932          $1,702,652               2.7%         $1,850,234
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
INVESTMENTS PORTFOLIO COMPOSITION:
 Mortgage-backed securities and CMOs                            81.3%               77.8%                                 74.8%
 U.S. and P.R. Government securities                            14.1%               20.8%                                 22.2%
 FHLB stock and other investments                                4.6%                1.4%                                  3.0%
                                                      ----------------   -----------------                     -----------------
                                                               100.0%              100.0%                                100.0%
                                                      ----------------   -----------------                     -----------------
                                                      ----------------   -----------------                     -----------------
LOAN PORTFOLIO COMPOSITION:
 Real Estate                                                    90.4%               56.1%                                 63.8%
 Consumer                                                        5.1%               23.3%                                  3.2%
 Financing leases                                                0.9%               17.0%                                  1.4%
 Commercial and auto                                             3.6%                3.6%                                 31.6%
                                                      ----------------   -----------------                     -----------------
                                                               100.0%              100.0%                                100.0%
                                                      ----------------   -----------------                     -----------------
                                                      ----------------   -----------------                     -----------------

TABLE 11 - LIABILITIES SUMMARY AND COMPOSITION
--------------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
 Savings and demand deposits                               $  124,400          $  143,263             -13.2%         $  130,919
 Time deposits and IRA accounts                               538,504             497,200               8.3%            587,931
                                                      ----------------   -----------------  -----------------  -----------------
                                                              662,904             640,463               3.5%            718,850
 Accrued interest                                               4,277               3,912               9.3%              4,831
                                                      ----------------   -----------------  -----------------  -----------------
                                                              667,181             644,375               3.5%            723,681
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
BORROWINGS:
 Repurchase agreements                                        826,299             739,349              11.8%            816,493
 FHLB funds                                                    20,000              81,200             -75.4%             70,000
 Term notes and other sources of funds                         80,000              96,500             -17.1%             86,500
                                                      ----------------   -----------------  -----------------  -----------------
                                                              926,299             917,049               1.0%            972,993
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
 TOTAL INTEREST-BEARING LIABILITIES                         1,593,480           1,561,424               2.1%          1,696,674
Non interest-bearing liabilities                               44,347              25,575              73.4%             35,691
                                                      ----------------   -----------------  -----------------  -----------------
 TOTAL LIABILITIES                                         $1,637,827          $1,586,999               3.2%         $1,732,365
                                                      ----------------   -----------------  -----------------  -----------------
                                                      ----------------   -----------------  -----------------  -----------------
DEPOSITS PORTFOLIO COMPOSITION:
 Savings and demand deposits                                    18.6%               22.2%                                 18.1%
 Time deposits and IRA accounts                                 80.7%               77.2%                                 81.2%
 Accrued interest and manager checks                             0.7%                0.6%                                  0.7%
                                                      ----------------   -----------------                     -----------------
                                                               100.0%              100.0%                                100.0%
                                                      ----------------   -----------------                     -----------------
                                                      ----------------   -----------------                     -----------------
BORROWINGS PORTFOLIO COMPOSITION:
 Repurchase agreements                                          89.2%               80.6%                                 83.9%
 FHLB funds                                                      2.2%                8.9%                                  7.2%
 Term notes and other sources of funds                           8.6%               10.5%                                  8.9%
                                                      ----------------   -----------------                     -----------------
                                                               100.0%              100.0%                                100.0%
                                                      ----------------   -----------------                     -----------------
                                                      ----------------   -----------------                     -----------------


SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2000 AND 1999 AND JUNE 30, 2000
(DOLLARS IN THOUSANDS)


                                                                                        AS RESTATED
                                                            -------------------------------------------------------------------
                                                            DECEMBER 31,        DECEMBER 31,         VARIANCE          JUNE 30,
                                                                2000                1999                %                2000
                                                            ------------        ------------         --------          --------
TABLE 12 - CAPITAL, DIVIDENDS AND STOCK DATA
-------------------------------------------------------------------------------------------------------------------------------

CAPITAL DATA:
 Stockholders' equity                                        $110,105            $115,653              -4.8%           $117,869
                                                            ------------        ------------         --------          --------
 Leverage Capital (minimum required - 4.00%)                    7.72%               8.72%             -11.5%              7.49%
                                                            ------------        ------------         --------          --------
 Total Risk-Based Capital (minimum required - 8.00%)           23.38%              24.74%              -5.5%             29.29%
                                                            ------------        ------------         --------          --------
 Tier 1 Risk-Based capital (minimum required - 4.00%)          22.80%              23.48%              -2.9%             30.54%
                                                            ------------        ------------         --------          --------
STOCK DATA:
 Outstanding common shares, net of treasury                    12,536              12,776              -1.9%             12,697
                                                            ------------        ------------         --------          --------
 Book value                                                     $6.11               $6.43              -5.0%              $6.64
                                                            ------------        ------------         --------          --------
 Market Price at end of period                                 $13.31              $22.75             -41.5%             $14.44
                                                            ------------        ------------         --------          --------
 Market capitalization                                       $166,894            $290,657             -42.6%           $183,345
                                                            ------------        ------------         --------          --------
COMMON DIVIDEND DATA:
 Common dividends declared ytd                                 $3,785              $3,833              -1.3%             $7,657
                                                            ------------        ------------         --------          --------
 Common dividends declared per share ytd                       $0.300              $0.300               0.0%             $0.600
                                                            ------------        ------------         --------          --------
 Payout ratio                                                 258.71%              28.64%             803.4%             50.36%
                                                            ------------        ------------         --------          --------
 Dividend yield                                                 4.75%               2.55%              86.2%              2.99%
                                                            ------------        ------------         --------          --------


The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.


                                           -----------------------------------------------------------  -----------------
                                                                       PRICE
                                           -----------------------------------------------------------      DIVIDEND
                                                       HIGH                            LOW                  PER SHARE
                                           ----------------------------   ----------------------------  -----------------
FISCAL 2001:
December 31, 2000                                               $15.06                         $11.00             $0.150
                                           ----------------------------   ----------------------------  -----------------
September 30, 2000                                              $15.50                         $11.68             $0.150
                                           ----------------------------   ----------------------------  -----------------
FISCAL 2000:
June 30, 2000                                                   $19.31                         $13.18             $0.150
                                           ----------------------------   ----------------------------  -----------------
March 31, 2000                                                  $26.00                         $17.75             $0.150
                                           ----------------------------   ----------------------------  -----------------
December 31, 1999                                               $23.87                         $19.69             $0.150
                                           ----------------------------   ----------------------------  -----------------
September 30, 1999                                              $28.00                         $21.50             $0.150
                                           ----------------------------   ----------------------------  -----------------
FISCAL 1999:
June 30, 1999                                                   $29.87                         $24.13             $0.150
                                           ----------------------------   ----------------------------  -----------------
March 31, 1999                                                  $29.63                         $27.50             $0.150
                                           ----------------------------   ----------------------------  -----------------
December 31, 1998                                               $32.00                         $28.00             $0.150
                                           ----------------------------   ----------------------------  -----------------
September 30, 1998                                              $32.26                         $28.84             $0.113
                                           ----------------------------   ----------------------------  -----------------



TABLE 13 - FINANCIAL ASSETS SUMMARY
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Trust assets managed                        $1,405,775                   $1,412,964              -0.5%        $1,456,500
 Assets gathered by broker-dealer               925,377                      872,500               6.1%           914,900
                                             ----------                   ----------              -----        ----------
   MANAGED ASSETS                             2,331,152                    2,285,464               2.0%         2,371,400
 Group assets                                 1,747,932                    1,702,652               2.7%         1,850,234
                                             ----------                   ----------              -----        ----------
                                             $4,079,084                   $3,988,116               2.3%        $4,221,634
                                             ----------                   ----------              -----        ----------
                                             ----------                   ----------              -----        ----------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000

OVERVIEW OF FINANCIAL PERFORMANCE

Reflecting a rapid return to profitability, the Group posted net income of $2.7 million ($0.17 per share) in the second fiscal quarter ended December 31, 2000, compared with a $62,000 loss ($0.05 per share) in the previous quarter ended September 30, 2000.

Management's focus on fee-based income and asset quality has been instrumental in overcoming the pressure on earnings created by increases in the cost of funds and various non-recurring events. Quarterly revenues from mortgage-banking activities increased almost 52 percent during the December quarter and the provision for loan losses was significantly reduced, helping counter a six-percent decline in interest income. The Group continues to be one of the best-capitalized institutions among its peers.

Specifically, the provision for loan losses in the quarter ended December 31st was $500,000, a reduction of 64 percent from the $1.4 million provision in the first quarter ended September 30, 2000, and 85 percent below the $3.4 million provision for the quarter ended June 30, 2000. Management worked diligently in recent quarters to reduce the Company's exposure to credit risks. The reduction in loan losses is gratifying as it runs counter to recent industry trends.

Net credit income increased nearly 10 percent during the quarter despite the decline in interest income, which fell from $30.4 million in the quarter ended September 30, 2000 to $28.6 million in the second fiscal quarter. Interest expenses declined six percent to $22.5 million in the quarter compared with $23.9 million for the September 2000 quarter.

Recurrent non-interest income -- trust, money management, brokerage, banking service and mortgage-related fees -- for the December 2000 quarter was $6.1 million, increasing nearly 13 percent from $5.4 million in the September 2000 quarter. This increase was fueled by the 52-percent rise in income from mortgage-banking activities, which garnered $2.4 million in the quarter versus $1.6 million in the September 2000 quarter. Overall, recurrent non-interest revenues have steadily increased their contribution to results throughout the past quarters, reaching 52 percent of core revenues versus 35 percent for the quarter ended December 31, 1999.

For the quarter ended December 31, 2000, the Group booked a $721,000 loss related to Statement of Financial Accounting Standards (SFAS) No. 133. This is in addition to a $2.1 million charge for derivative activities and a $1.9 million favorable adjustment for the cumulative effect of a change in accounting principle that were recorded in the first quarter ended September 30, 2000 when SFAS 133 was adopted.

The December 2000 quarterly net income of $2.7 million ($0.17 per share) compares with net income of $7.3 million ($0.51 per share) in the quarter ended December 31, 1999. This 63-percent decline is mainly caused by a 45-percent decrease in net credit income from $10.2 million to $5.6 million. This drop results from increases in the cost of funds and the previously reported sale of approximately $180 million in leases and unsecured loans. On the other hand, when comparing both December quarters, recurring non-interest income increased
8.4 percent, helped by mortgage-banking revenues, which increased 66 percent.

For the six-month period ended December 31, 2000, net income was $2.7 million (including the $62,000 loss posted in the September quarter) or an 82-percent decline from the $14.6 million net income reported in the six-month period ended December 31, 1999. Interest expense increased 23 percent from $37.6 million to $46.4 million and interest income decreased four percent from $61.2 million to $58.9 million this past semester. The effects of these variances were partially mitigated by a 42-percent reduction in the provision for loan losses and a 16-percent increase in mortgage-banking revenues.

The Company's total financial assets (banking assets plus assets managed by the trust and broker-dealer divisions) increased two percent to $4.079 billion as of December 31, 2000, from $4 billion as of December 31, 1999. The Company's bank assets increased three percent to $1.748 billion, up from $1.703 billion the year before. Assets managed by the trust and broker-dealer divisions increased two percent to $2.331 billion as of December 31, 2000, from $2.285 billion a year earlier.

NET INTEREST INCOME

Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

Net interest income is affected by the difference between rates earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment.

For the second quarter of fiscal 2001, the Group's net interest income amounted to $6.1 million, down 48 percent from $11.7 million in the same period of fiscal 2000. For the six-month period ended December 31, 2000, net interest income amounted to $12.6 million, down 46.8 percent from $23.6 million for the six-month period ended December 31, 1999. As reflected in Table 1, the impact of the reduction of net interest income was substantially lower on a tax-equivalent basis.

The reduction in quarterly net interest income was mainly due to a negative rate variance of $2.5 million as result of a higher average cost of funds (5.84 percent in December 2000 quarter versus 5.15 percent in December 1999) in line with interest-rate hikes by the Fed, combined with a negative volume variance of $3.2 million in interest income, which stems from the previously reported sale of leases and unsecured loans. Likewise, when comparing both six-month periods ended in December, the negative rate variance was $5.2 million, given a higher average cost of funds (5.89 percent versus 5.04 percent), combined with a negative volume variance of $5.9 million, thus considerably impacting year-to-date net interest income.

The interest-rate spread narrowed 117-basis points during the second quarter of fiscal 2001 to 1.48 percent from 2.65 percent in the December 1999 quarter. For the six-month period ended December 31, 2000, the interest rate spread fell 140 basis points when compared with the same period of fiscal 2000. This was mainly due to an increase in the average cost of funds and a change in the mix of interest-earning assets to focus on lower-risk loans and tax-free investments.

The Group's interest income for the second quarter of fiscal 2001 totaled $28.6 million, down 9.2 percent from $31.5 million posted in the same period of fiscal 2000. For the six-month periods ended December 31, interest income declined 3.7 percent from $61.2 million to $58.9 million. These decreases in interest income result from a lower volume of average interest-earning assets ($1.559 billion versus $1.609 billion when comparing quarters) compounded by a decline in their yield performance (7.32 percent versus 7.80 percent, for the December quarters).

The yield reduction was mainly related to: (i) the expansion of the Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the reduction in the loan portfolio yield, which decreased 161-basis points

(8.32 percent versus 9.93 percent) when comparing both December quarters, reflecting the previously reported sale of almost $180 million of leases and unsecured loans.

Most of the decrease in interest-earning assets was due to the aforementioned sale of leases and unsecured loans. The funds from this transaction were used to repay debt and invest in higher-quality securities. For the second quarter of fiscal 2001, the average volume of total investments grew by 6.22 percent ($1.104 billion versus $1.039 billion) when compared to the same period a year earlier. However, the average volume of total loans decreased 20.1 percent ($455 million versus $569 million) when comparing both quarters, as a result of the previously mentioned sale of loans.

Interest expense for the second quarter of fiscal 2001 rose 13.8 percent to $22.5 million from $19.7 million reported in the comparable period of fiscal 2000. For the six-month period ended December 31, 2000, interest expense rose
23.4 percent from $37.6 million in the December 1999 to $46.4 million. A larger base of interest-bearing liabilities ($1.562 billion versus $1.480 billion, when comparing both six-month periods) used to fund the growth of the Group's interest-earning assets, combined with a higher average cost of funds (5.89 percent versus 5.04 percent) drove the increase. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove this increase in interest-bearing liabilities. The cost of short-term financing substantially increased during calendar year 2000 as a result of interest rate hikes made by the Fed. For the six-month period ended December 31, 2000, the cost of borrowings increased 86-basis points (6.26 percent versus 5.40 percent) when compared to the same period in fiscal 2000.

NON-INTEREST INCOME

Table 2 sets forth recurrent revenues derived from non-interest income activities. As a diversified financial services provider, the Group's earnings now enjoy a recurrent inflow of significant fees and other non-interest income, which for the first time represents approximately half of the recurrent revenue mix. In addition, the Group enjoys a 70-percent coverage ratio when comparing recurrent non-interest income with non-interest expenses. Non-interest income is affected by the activity of trust assets under management, transactions generated by the broker-dealer subsidiary, the level of mortgage-banking activities, and service fees generated from loans and deposit accounts.

For the quarter ended December 31, 2000, recurrent non-interest revenues increased 8.4 percent to $6.1 million from $5.6 million in the December 1999. For the six-month period, the increase was 3.2 percent when compared to the same period in fiscal 2000. This growth was achieved through increases in mortgage-banking activities, which offset marginal declines in brokerage and bank service fees.

Trust, money management and brokerage fees, the principal component of recurrent non-interest income, remained stable at $2.7 million for the December 2000 quarter versus $2.8 million in the December 1999 quarter, notwithstanding a bearish U.S. securities market and public concern over the global economic outlook that influenced the volume of investments managed. For the six-month periods ended December 31st, these revenues were $5.5 million (2000) and $5.4 million.

The second largest component of non-interest revenues is mortgage-banking activities, which increased 65.8 percent to reach $2.4 million in the quarter ended December 31, 2000. When comparing six-month periods ended in December 2000 and 1999, mortgage-banking activities increased 15.6 percent from $3.3 million to $3.9 million. The increases are mostly a result of management's previously reported strategy of focusing resources on secured lending operations that provide an attractive source of fees and lower credit risks. The strategy has improved the origination of fees and servicing rights.

Bank services fees and other operating revenues consist primarily of fees generated by depository accounts, electronic banking and customer services. These revenues totaled $1.0 million in the second quarter of fiscal 2001, a 25.8 percent decline from $1.4 million in the same quarter of fiscal 2000. However, this decline is mostly related to fewer late payment fees following the discontinuation of leasing and unsecured lending activities and the sale of related receivables. When comparing both six-month periods, these revenues dropped 11.6 percent to $2.1 million.

NON-INTEREST EXPENSES

Table 3 details non-interest expenses (excluding non-operating charges), which increased just 4.2 percent from $8.3 million in the quarter ended December 31, 1999 to $8.7 million in the December 2000. This increase is mostly due to the launching of a local media campaign in October 2000, created by the Group's new advertising agency, which seeks to reposition the Group as a diversified financial services provider by leveraging its leadership in retirement planning services.

Non-interest expenses (excluding non-operating charges) for the six-month period ended December 31, 2000 reflect a decline of 1.6 percent, from $17.1 million to $16.8 million, when compared with the similar period in fiscal 2000. Employee compensation and benefits (the Group's largest expense category) decreased 7.5 percent from $3.7 million to $3.4 million, when comparing both December quarters, and 9.6 percent when comparing both six-month periods. The decrease reflects savings from leasing operations discontinued in June 2000.

Non-interest expenses other than compensation increased 13.5 percent to $5.3 million for the second quarter of fiscal 2001, compared to $4.6 million for the December 1999 quarter, and increased 4.8 percent when comparing the six-month periods ended each December. A $450,000 increase in quarterly advertising expense, from implementing the new marketing strategy, was mainly responsible for this increase. Additionally, a $210,000 increase in occupancy and equipment costs for improving the Group's service capabilities and long-term performance was also part of the increase in non-interest expenses.

NON-OPERATING ACTIVITIES

As seen in Table 4, the Group reported derivative activities related to Statement of Financial Accounting Standards 133 (please see Note 1 to the Unaudited Consolidated Financial Statements). This new accounting principle requires the recognition of derivatives on the balance sheet at fair value, while derivatives that are not hedges must be recognized in the statement of income based upon the difference between fair value and the carrying amount. The SFAS 133 valuation resulted in a $721,000 loss for the quarter ended December 31, 2000; added to the $2.1 million loss in the September 2000 quarter brings the year-to-date total to $2.8 million. The Group had reported a $1.9 million favorable adjustment in the first quarter of fiscal 2001 to book the cumulative effect of the change in accounting principle.

As reported in the quarter ended September 30, 2000, The Group incurred a $3.7 million loss in the sale of treasury securities following the recommendation of its external consultants to place these funds in higher-yielding securities to improve their long-term performance.

PROVISION FOR LOAN LOSSES

The provision for loan losses in the second quarter of fiscal 2001 totaled $500,000, down 66.7 percent from the $1.5 million reported in the same period of fiscal 2000. For the six-month period ended December 31, 2000, the provision for loan losses declined 41.5 percent from $3.3 million in the same period for fiscal 2000 to $1.9 million. A lower level of net credit losses and non-performing assets made this decline possible, which is attributable to the sale of unsecured personal loans and finance leases in July 2000. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION (CREDIT) FOR INCOME TAXES

Income taxes for the second quarter of fiscal 2001 reflect a credit of $269,000 compared with a $298,000 provision made in the same quarter of fiscal 2000. The credit resulted from losses related to the aforementioned non-operating activities. In addition, the difference between the tax credit and the maximum statutory tax rate for the Group, which is 39 percent, is primarily due to tax-exempt interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

As of December 31, 2000, the Group's total assets amounted to $1.748 billion, an increase of 2.7 percent when compared to $1.703 billion a year ago. At the same date, interest-earning assets reached $1.673 billion, up 2.6 percent versus $1.632 billion a year earlier.

As detailed in Table 10, investments are the Group's largest interest-earning assets component. They mainly consist of money market investments, mortgage-related securities, U.S. and Puerto Rico governmental bonds. As of December 31, 2000, the Group's investment portfolio was of high quality, generated significant amount of tax-exempt interest income and lowered the Group's tax obligations. Note 2 to the Consolidated Financial Statements further explains the Group's investments.

A strong growth in mortgage-backed securities drove the investment portfolio expansion, increasing 19.5 percent to $994 million (81.3 percent of the total portfolio) from $831.9 million (77.8 percent of the total portfolio) the year before, in part reflecting the Group's strategy of pooling residential real estate loans to create mortgage-backed securities.

Also detailed in Table 10, the Group's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $450.6 million, 19.8 percent lower than the $562.8 million a year ago. As previously reported, the Group refocused its lending strategy during fiscal year 2000 to concentrate on collateralized originations (primarily, mortgage loans and personal loans with mortgage collateral) and eventually discontinued leasing operations on June 30, 2000. On July 7, 2000, the Group sold almost $180 million of leases and unsecured loans in its portfolio.

The Group's real estate loan portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. As shown in Table 10, the real estate loans portfolio amounted to $410 million or 90.4 percent of the loan portfolio as of December 31, 2000, which is an extremely positive increase from its 56-percent share of a year ago.

The second largest component of the Group's loan portfolio is consumer loans, representing just above five percent of the portfolio versus 23.3 percent a year before - an amount expected to remain at a minimum. Commercial loans, mostly collateralized by real estate, are the Group's third largest category with $16.7 million or 3.6 percent of the portfolio. The Group expects to increase its efforts in originating low-risk commercial loans. On the other hand, the Group discontinued originating leases on June 30, 2000; finance leases remaining in the portfolio represent less than one percent of the total portfolio.

LIABILITIES AND FUNDING SOURCES

As shown in Table 11, as of December 31, 2000, the Group's total liabilities reached $1.638 billion, 3.2 percent higher than the $1.587 billion reported a year earlier. Interest-bearing liabilities, the Group's principal funding source, amounted to $1.593 billion at the end of the second quarter of fiscal 2001 versus

$1.561 billion the year before, a 2.1 percent increase. The rise in deposits, mainly time deposits and IRA accounts, helped drive this growth.

Borrowings, the Group's largest interest-bearing liability component, consist mainly of diversified funding sources, such as FHLB of New York (FHLB) advances and borrowings, repurchase agreements, term notes, notes payable and lines of credit. As of December 31, 2000, borrowings amounted to $926.3 million; one percent more than the $917 million reported a year before. Almost 90 percent of these borrowings are repurchase agreements.

The Group also uses the FHLB system, an alternative source of funding for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by FHLB stock owned by the Group plus certain of the Group's mortgages and investment securities. As of December 31, 2000, the Group had $20 million in FHLB advances, 75 percent less than the previous year.

As of December 31, 2000, deposits (the second largest category of the Group's interest-bearing liabilities) reached $667.2 million, up 3.5 percent versus $644.4 million a year ago. A 36.5 percent increase in IRA accounts (from $158 million last year to $216 million) plus a 17.1 increase in retail deposits (from $164 million to $192 million) helped offset a 25.2 percent decline in wholesale deposits, which went from $175.7 million to $131.5 million.

STOCKHOLDERS' EQUITY

Stockholders' equity data is provided in Table 12. As of December 31, 2000, total stockholders' equity was $110.1 million from $115.7 million at December 1999. The main reasons for this decrease were the mark-to-market effect of SFAS 133 (see Note 1 to the Unaudited Consolidated Financial Statements) combined with dividends paid and the repurchase of over 280,000 common shares. The effects of these items were partially offset by earnings posted during the quarter and a positive change in the market value of securities available-for-sale. Please see the Group's "Consolidated Statements of Changes in Stockholder's Equity and of Comprehensive Income" for more details.

During the second quarter of fiscal 2001, the Group repurchased 35,300 common shares bringing to 1,271,799 shares (with a cost of $29.2 million) the number of treasury shares. As of December 31, 2000, the Group's market value for its outstanding common stock, traded in the New York Stock Exchange ("NYSE") under the symbol OFG, was $166.9 million or $13.31 per share.

During the six-month period ended December 31, 2000, the Group declared dividends amounting to $3.8 million ($0.30 per share). The dividend yield was
4.75 percent and 2.55 percent for the six-month periods ended December 31, 2000 and 1999, respectively. Despite the loss posted in the quarter ended September 30, 2000, management and the Board of Directors did not consider necessary to reduce or cease declaring dividends, given the solid capitalization of the Group and the non-operational nature of the loss.

Financial holding companies are considered well capitalized under the regulatory framework for prompt corrective action if they meet or exceed a Tier I risk-based capital ratio of 6 percent, a total risk-based capital ratio of 10 percent and a leverage capital ratio of 5 percent. As shown in Table 12, the Group comfortably exceeds these benchmarks due to the high level of capital and the quality and conservative nature of its assets.

GROUP'S FINANCIAL ASSETS

Table 13 shows the Group's total financial assets, which include the Group's assets plus client assets managed by the trust and brokerage business. As of December 31, 2000, total financial assets reached

$4.079 billion - up 2.2 percent from $4.000 billion a year ago. Assets owned by the Group (of which 99 percent are owned by the Group's banking subsidiary) are the main component of the Group's financial assets. These assets are explained in a previous section entitled Group's Assets.

The Group's second largest financial asset component is managed by the trust division, which includes various types of IRA products, 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of December 31, 2000, total assets managed by the Group's trust amounted $1.406 billion, less than one percent below $1.413 billion a year ago. The bearish market experienced in calendar year 2000 affected the valuation of assets under management. This decrease in valuation was partially offset by the Groups' extremely successful IRA campaign, as IRAS managed by the trust increased from $548 million to $576 million in during the year.

The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its clients, such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. As of December 31, 2000, total assets gathered by the broker-dealer from its customer investment accounts reached $925 million, up 5.7 percent from $872.5 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

As of December 31, 2000, the allowance for loan losses (see Tables 5 through 7) amounted to $3.0 million, or 0.66 percent of total loans, versus $7.7 million, or 1.33 percent of total loans a year earlier. The reduction is directly related to the significant decline in credit risk achieved through management's previously reported strategy of focusing on collateralized lending and the aforementioned sale of leases and unsecured loans. Excluding real estate loans, which carry minimum risks due to their collateral, the allowance for loan losses amounted to 99.11% of non-real estate loans.

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. The Group's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

The methodology that the Group uses follows a loan credit risk rating process that involves dividing loans into risk categories and is based on aging. The following are credit-risk categories used and established by the FDIC Interagency Policy Statement of 1993:

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

The Group, using an aging-based rating system, applies an overall reserve percentage to each loan portfolio category based on historical credit losses adjusted for current or expected conditions and trends. This delinquency-based calculation is the starting point for management's determination of the required level of the allowance for loan losses. Other data considered in this determination include:

1. Vintage analysis generated from the credit scoring system, which provides historical credit losses by credit-score strata, plus loss projections for the remaining portfolio,

2.       Overall historical loss trends (one year and three years), and

3. Other information including underwriting standards, economic trends and unusual events such as hurricanes.

Loan loss ratios and credit risk categories are updated on an annual basis and applied in the context of GAAP and following the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions.

Net credit losses for the second quarter of fiscal 2001, detailed in Table 6, totaled $4.5 million or 3.93 percent of average loans, which is 74-percent higher than $2.6 million or 1.75 percent of average loans for the same period of fiscal 2000. However, excluding $3.5 million in net credit losses during the quarter related to the write-off of certain leases that were in portfolio, net credit losses have actually decreased considerably, representing less than one percent of the quarterly average of loans other than leases. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases as a result of the sale of the related portfolios.

As shown in Table 8, the Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets. As mentioned, the Group's asset quality improved as non-performing assets totaled just $16.1 million (0.85 percent of total assets) as of December 31, 2000, versus $18.7 million (1.05 percent of total assets) at the same date of fiscal 2000. The decrease was principally due to approximately $5.9 million less in non-performing loans other than real estate.

REAL ESTATE LOANS - are placed on non-accrual basis when they become 90 days or more past due, except well-secured residential loans, and are charged-off based on the specific evaluation of the underlying collateral. As of December 31, 2000, the Group's non-performing real estate loans totaled $11.9 million (79.7 percent of non-performing loans). Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

COMMERCIAL BUSINESS LOANS - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. As of December 31, 2000, the Group's non-performing commercial business loans amounted to $1 million (6.9 percent of non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

FINANCE LEASES - are placed on non-accrual status when they become 90 days past due. As of December 31, 2000, the Group's non-performing financing leases portfolio amounted to $1.3 million (8.5 percent of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

CONSUMER LOANS - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. As of December 31, 2000, the Group's non-performing consumer loans amounted to $723,000 (4.8 percent of the Group's total non-performing loans).

FORECLOSED REAL ESTATE - initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. As of December 31, 2000, foreclosed real estate balance was $1.1 million.

OTHER REPOSSESSED ASSETS - initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. As of December 31, 2000, the repossessed assets amounted to $50,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group's interest-rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee ("ALCO"), which reports to the Board of Directors and is composed of members of the Group's senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process, and oversees the Group's sources, uses and pricing of funds.

Interest rate risk can be defined as the exposure of the Group's operating results or financial position to adverse movements in market interest rates, which mainly occurs when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a "maturity mismatch" or "gap". The Group employs various techniques to assess the degree of interest rate risk.

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group uses interest rate swaps and caps as a mechanism to offset said mismatch and control exposures of interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates. Additional information on this subject can be found in Note 5 to the Unaudited Consolidated Financial Statements.

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

As of December 31, 2000, the Group's liquidity was deemed appropriate, as liquid assets amounted to $1.314 billion or 44 percent more than the previous year when they were $914 million. In addition, the Group has $63 million available from unused lines of credit with other financial institutions and $174 million of borrowing potential with the FHLB of New York. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB of New York advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, the repayment of maturing deposits and borrowings.

PART - 2

ITEM 1.  LEGAL PROCEEDINGS

On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of the claim. The Court has set an Initial Scheduling Conference for the month of February.

In addition, the Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to, its business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

Three matters were submitted and approved at the annual meeting of stockholders held on December 15, 2000 in San Juan, Puerto Rico, where 12,556,135 shares were entitled to vote. The first proposal, approved by 86 percent of voting shares, was the nomination of three directors, Jose E. Fernandez, Efrain Archilla and Julian S. Inclan, for three-year terms expiring in 2003. The other members of the Board of Directors are: Pablo I. Altieri, Diego Perdomo, Francisco Arrivi, Emilio Rodriguez, Jr., and Alberto Richa. The second matter considered was the Group's 2000 Incentive Stock Option Plan, approved by approximately 80 percent of voting shares. The third matter, approved by 86 percent of voting shares, was the appointment of the Group's external auditors, PricewaterhouseCoopers LLP.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A - FINANCIAL STATEMENTS SCHEDULES

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto.

B - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

C - EXHIBITS

None



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ORIENTAL FINANCIAL GROUP INC.
                                 (REGISTRANT)



By: /s/ Jose E. Fernandez                               Date: February 14, 2001
    ------------------------------------------
    Jose E. Fernandez, Chairman of the Board
    of Directors, President and
    Chief Executive Officer



By: /s/ Rafael Valladares                               Date: February 14, 2001
    ------------------------------------------
    Rafael Valladares, Senior Vice-President
    and Principal Financial Officer