Form 10-Q/A
period 2000-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2001-05-15
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
TO
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000

(IN THOUSANDS)

	September 30, 2000	June 30, 2000
ASSETS

Cash and due from banks	$7,687	$10,322

Investments and loans:
Money market investments	109,584	23,511
Trading securities, at fair value	32,218	64,443
Investment securities available-for-sale, at fair value	997,279	282,900
Investment securities held-to-maturity, at amortized cost (fair value of $0; June 30, 2000—$770,851)	—	797,484
Federal Home Loan Bank (FHLB) stock, at cost	11,146	11,146
Equity Options Investments	25,211	—

Total investments	1,175,438	1,179,484

Loans:
Loans held-for-sale, at lower of cost or market	49,084	180,788
Loans receivable, net of allowance for loan losses of $6,972	416,444	420,090

Total investments and loans, net	465,528	600,878

Accrued interest receivable	12,956	13,485
Foreclosed real estate, net	535	398
Premises and equipment, net	21,504	21,706
Other assets, net	21,840	23,961

Total assets	$1,705,488	$1,850,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Savings and demand	$126,991	$130,919
Time and IRA accounts	602,216	587,931

	729,207	718,850
Accrued interest	2,904	4,831

Total deposits	732,111	723,681

Borrowings:
Securities sold under agreements to repurchase	729,663	816,493
Advances and borrowings from FHLB	20,000	70,000
Term notes and other borrowings	86,500	86,500

Total borrowings	836,163	972,993

Accrued expenses and other liabilities	32,947	35,691

Total liabilities	1,601,221	1,732,365

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; shares issued and outstanding 1,340,000	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; shares issued 13,805,135 (June 30, 2000—13,805,135)	13,805	13,805
Additional paid-in capital	23,786	23,786
Legal surplus	10,684	10,578
Retained earnings	75,322	79,809
Treasury stock, at cost, 1,235,599 shares (June 30, 2000—1,107,799)	(28,741)	(27,116)
Accumulated other comprehensive loss, net of deferred taxes of $1,486 (June 30, 2000—$1,413)	(24,089)	(16,493)

Total stockholders' equity	104,267	117,869

Total liabilities and stockholders' equity	$1,705,488	$1,850,234

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

	Three-Month Period
	2000	As Restated 1999
Interest income:
Loans and leases	$9,148	$13,905
Mortgage-backed securities	15,107	12,079
Investment securities	3,640	3,700
Money market investments	2,474	55

Total interest income	30,369	29,739

Interest expense:
Deposits	9,610	7,234
Securities sold under agreements to repurchase	12,795	8,129
Other borrowed funds	1,479	2,458

Total interest expense	23,884	17,821

Net interest income	6,485	11,918
Provision for credit losses	1,400	1,750

Net credit income	5,085	10,168

Non-interest income:
Trust, money management and brokerage fees	2,827	2,627
Mortgage banking activities	1,551	1,958
Banking service revenues	1,016	925
Net (loss) gain on sale of securities available-for-sale	(3,705)	599
Derivatives activities	(1,619)	—
Trading net activity	(12)	(133)
Leasing and other miscellaneous revenues	49	268

Total non-interest income	107	6,244

Non-interest expenses:
Compensation and benefits	3,375	3,821
Occupancy and equipment, net	1,718	1,493
Advertising and business promotion	781	723
Professional and service fees	505	874
Communications	420	404
Taxes other than on income	488	479
Insurance, including deposit insurance	95	133
Printing, postage, stationery and supplies	163	197
Other	643	414

Total non-interest expense	8,188	8,538

(Loss) income before income taxes	(2,996)	7,874
Income taxes	(1,280)	631

Net (loss) income before cumulative effect of change in accounting principle, net of taxes	(1,716)	7,243
Cumulative effect of change in accounting principle, net of taxes	(164)	—

Net (loss) income	(1,880)	7,243
Less: Dividends on preferred stock	(597)	(597)

Net (loss) income available to common shareholders	$(2,477)	$6,646

Income per common share:
Basic before cumulative effect of change in accounting principle	$(0.18)	$0.52

Diluted before cumulative effect of change in accounting principle	$(0.18)	$0.50

Basic after cumulative effect of change in accounting principle	$(0.20)	$0.52

Diluted after cumulative effect of change in accounting principle	$(0.20)	$0.50

Average common shares outstanding	12,639	12,806
Average potential common share options	158	499

	12,797	13,305

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(IN THOUSANDS)

	2000	As Restated 1999
CHANGES IN STOCKHOLDERS' EQUITY:

Preferred stock:
Balance at beginning of year	$33,500	$33,500
Issuance of preferred stock	—	—

Balance at end of year	33,500	33,500

Common stock:
Balance at beginning of year	11,146	13,739
Stock options exercised	—	16

Balance at end of year	11,146	13,755

Additional paid-in capital:
Balance at beginning of year	23,786	23,313
Stock options exercised	—	71

Balance at end of year	23,786	23,384

Legal surplus:
Balance at beginning of year	10,578	8,673
Transfer from retained earnings	106	863

Balance at end of year	10,684	9,536

Retained earnings:
Balance at beginning of year—as previously reported	—	79,920
Amount of restatement, net of taxes	—	(7,734)
Beginning balance—as restated	79,809	72,186
Net income	(1,880)	7,243
Dividends declared on common stock	(1,905)	(1,905)
Dividends declared on preferred stock	(596)	(597)
Transfer to legal surplus	(106)	(863)

Balance at end of year	75,322	76,064

Treasury stock:
Balance at beginning of year	(27,116)	(23,401)
Treasury stock purchased	(1,625)	(1,732)

Balance at end of year	(28,741)	(25,133)

Accumulated other comprehensive loss, net of deferred taxes:
Balance at beginning of year	(16,493)	(11,712)
Other comprehensive loss for the year ended, net of taxes	(7,596)	(3,450)

Balance at end of year	(24,089)	(15,162)

Total stockholders' equity	$101,608	$115,944

COMPREHENSIVE INCOME:

Net (loss) income	$(1,880)	$7,243

Other comprehensive loss, net of tax:
Unrealized loss on securities arising during the period	22,151	(599)
Realized (loss) gains included in net income	(3,705)	599
Unrealized loss on derivatives designated as cash flows hedges arising during the period	—	—
Amount reclassified into earnings during the period	94
Income tax credit (expense) related to items of other comprehensive income	1,031	(107)

	19,571	(107)
Cummulative effect of change in accounting principle, net of taxes	(27,167)	—

Other Comprehensive loss for the period	(7,596)	(107)
Comprehensive loss	$(9,476)	$7,136

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(IN THOUSANDS)

	2000	As Restated 1999
Cash flows from operating activities:
Net (loss) income	$(1,880)	$7,243

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(151)	(13)
Amortization of premiums and accretion of discounts on investment securities	463	129
Depreciation and amortization of premises and equipment	1,049	818
Provision for loan losses	1,400	1,750
Loss on sale of securities available-for-sale	3,705	(599)
Derivates activities	11,146	—
Mortgage banking activities	(1,551)	(1,958)
Proceeds from sale of loans held-for-sale	14,800	21,715
Net increase (decrease) in:
Accrued expenses and other liabilities	(9,322)	(2,721)
Accrued interest deposits	(1,927)	(560)
Net (increase) decrease in:
Trading securities	32,225	(20,878)
Accrued interest receivable	529	(3,401)
Deferred tax asset	(241)	—
Other assets	606	5,391

Total adjustments	52,731	(327)

Net cash provided by operating activities	50,851	6,916

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(50,208)	(86,110)
Maturities and redemptions of investment securities available-for-sale	17,151	7,797
Maturities and redemptions of investment securities held-to-maturity	30,492	13,003
Proceeds from sales of investment securities available-for-sale	92,706	11,920
Proceeds from sale of consumer loans and leases portfolios	167,900	—
Net origination of loans	(65,848)	(42,859)
Capital expenditures	(847)	(831)

Net cash provided (used) in investing activities	191,346	(97,080)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, savings and time (including IRA accounts) deposits	(17,803)	(14,342)
Securities sold under agreements to repurchase	(86,830)	105,096
Advances and borrowings from FHLB	(50,000)	(21,700)
Repayments of term notes and other borrowings	—	—
Proceeds from exercise of stock options	—	87
Treasury stock acquired	(1,625)	(1,732)
Dividends paid	(2,501)	(2,535)

Net cash (used) provided by financing activities	(158,759)	64,874

Increase (decrease) in cash and cash equivalents	83,438	(25,290)
Cash and cash equivalents at beginning of year	33,833	35,933

Cash and cash equivalents at end of year	$117,271	$10,643

Cash and cash equivalents include:
Cash and due from banks	$7,687	$10,360
Money market investments	109,584	283

	$117,271	$10,643

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$25,280	$17,210

Investment securities available-for-sale transferred to held-to-maturity	$—	$263,793

Investment held-to-maturity transferred to available-for-sale	$766,848	$—

Real estate loans securitized into mortgage-backed securities	$18,800	$38,000

The accompanying notes are an integral part of these consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position of the Group at September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three-month period ended September 30, 2000 and 1999.

Derivatives and Hedging Activities

    In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities". The Statement requires the Group to recognize all derivatives on the balance sheet at fair value. The changes in fair value of derivatives must be adjusted to fair value through income or other comprehensive income. If a derivative meets the criteria and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either charged or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Prior to the adoption of Statement No. 133 on July 1, 2000, substantially all of the Group derivatives were accounted for as off-balance sheet hedging contracts not marked-to-market. The Group designated no hedge accounting during the quarter ended on September 30, 2000. (See Note 6 for additional information on the Group's derivatives activities).

    On May 1, 2001, the Group announced that it revised its consolidated financial statements; primarily, the statement of income for the quarter ended September 30, 2000 and the statement of stockholders' equity and comprehensive income for the quarter ended September 30, 2000, to reflect revisions made to the application of Statement No. 133. The Group found certain differences in the classification of data used and methodology applied to calculate the fair value of derivatives tied to stock indexes; therefore, requiring a revision of the transition adjustment recognized upon adoption of the new standard on July 1, 2000. In addition, the transition adjustment for certain hedging strategies should have been reported in the statement of comprehensive income instead of the statement of income.

    Therefore, the adoption of Statement No. 133 on July 1, 2000 resulted in a transition adjustment for the cumulative effect of a change in accounting principle (a $270,000 unrealized loss or $164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statement of Income, and an $875,000 unrealized loss ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income. The transition adjustment consisted of an unrealized loss on derivatives used for cash flows hedges prior to SFAS 133 amounting to $534,000 (net of taxes) and $26,633,000 representing an unrealized loss on securities transferred from held-to-maturity to available-for-sale. In addition, a $1.6 million unrealized loss ($988,000 net of tax effect) was charged to earnings for the quarter ended September 30, 2000 and reflected as "Derivatives Activities" in the Consolidated Statement of Income. The fair value of derivatives was recognized as either asset or liability in the Consolidated Statement of Financial Condition, as of September 30, 2000, as follows: $25.2 million "Investments", $53.5 million "Deposits" and $582,000 "Accrued Expenses and Other Liabilities".

    The effect of the revisions on the consolidated statements of income, comprehensive income and stockholder's equity follows:

(In thousands, except per share data)	As Reported	As Revised
Statement of Income:
Total interest income	$30,369	$30,369
Total interest expenses	23,884	23,884

Net interest income	6,485	6,485
Provision for loan losses	1,400	1,400

Net credit income	5,085	5,085

Non-interest income (charges):
Trust, brokerage, mortgage, banking and other fees	5,443	5,443
Net loss on sale of securities	(3,705)	(3,705)
Trading activities	(12)	(12)
Derivatives activities	(2,072)	(1,619)

Total non-interest income (charges)	(346)	107

Non-interest expenses	8,188	8,188

Loss before income taxes (credit)	(3,448)	(2,996)
Income taxes (credit)	(1,457)	(1,280)

Loss before cumulative effect of a change in accounting principle	(1,991)	(1,716)
Cumulative effect of a change in accounting principle, net of taxes	1,930	(164)

Net loss	(61)	(1,880)
Less: dividends on preferred stock	(597)	(597)

Net loss for common shareholders	(658)	(2,477)

Loss per common share:
Basic before cumulative effect of change in GAAP	$(0.20)	$(0.18)

Diluted before cumulative effect of change in GAAP	$(0.20)	$(0.18)

Basic after cumulative effect of change in GAAP	$(0.05)	$(0.20)

Diluted after cumulative effect of change in GAAP	$(0.05)	$(0.20)

Comprehensive Income:
Net loss	$(61)	$(1,880)

Other comprehensive loss, net of tax:
Unrealized gain on securities arising during the period	22,151	22,151
Realized loss on securities included in net income	(3,705)	(3,705)
Amount reclassified into earnings during the period		94
Income tax credit (expense) related to items of other comprehensive income	1,068	1,031

	(7,119)	19,571
Cumulative effect of change in accounting principle, net of taxes	0	(27,167)

Other comprehensive loss for the period	(7,119)	(7,596)

Comprehensive loss	$(7,180)	$(9,476)

Stockholders' equity (at end of period)	$106,561	$104,267

    With the adoption of Statement No. 133, the Group also reclassified the portfolio of investment securities held-to-maturity to the available-for-sale category (see Note 2).

NOTE 2—INVESTMENTS AND SECURITIES:

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

Money Market Investments

    At September 30, 2000 and June 30, 2000 the Group's money market investments were comprised of:

	(In thousands)
	September 30,	June 30,
Securities purchased under agreements to resell	$48,600	$—
Time deposits with other banks	1,000	1,350
Money market accounts and other short-term investments	59,984	22,161

	$109,584	23,511

Trading Securities

    A summary of trading securities owned by the Group at September 30, 2000 and June 30, 2000 is as follows:

	(In thousands)
	September 30,	June 30,
U.S. Treasury securities	$2,503	$42,734
P.R. Government securities	12,646	13,513
Mortgage-backed securities	14,835	6,058
CMO residuals, interest only	2,234	2,138

	$32,218	$64,443

    At September 30, 2000, the Group's trading portfolio weighted average yield was 8.77% (June 30, 2000—7.49%).

Investment securities

    Upon the adoption of Statement No. 133 (See Note 1), "Accounting for Derivative Instruments and Hedging Activities", management reclassified the entire portfolio of investments Held-to-Maturity to the Available-for-Sale investment category. Hedging of the Held-to-Maturity securities is not allowed by Statement No. 133. The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at September 30, 2000 and June 30, 2000, were as follows:

	September 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale and FHLB stock
US Treasury securities	$3,656	$19	$32	$3,643	7.31%
US Government agencies securities	104,505	3	2,214	102,294	6.81%
Other debt securities	9,283	—	—	9,283	8.33%
PR Government securities	4,014	12	23	4,003	7.65%
CMOs	108,079	—	5,029	103,050	6.52%
FNMA and FHLMC certificates	352,771	1,082	5,654	348,198	6.86%
GNMA certificates	430,262	874	4,327	426,808	7.28%

	1,012,570	1,990	17,279	997,279	7.02%
Equity options	25,210			25,210	0.00%
FHLB stock	11,146	—	—	11,146	7.23%

	$1,048,926	$1,990	$17,279	$1,033,635	7.03%

Held-to-Maturity
PR Government securities	—	—	—	—	0.00%
US Government agencies securities	—	—	—	—	0.00%
CMOs	—	—	—	—	0.00%
Other debt securities	—	—	—	—	0.00%
FNMA and FHLMC certificates	—	—	—	—	0.00%
GNMA certificates	—	—	—	—	0.00%

	—	—	—	—	0.00%

	$1,048,926	$1,990	$17,279	$1,033,635	7.03%

	June 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale and FHLB stock
US Treasury securities	$87,710	$3	$4,979	$82,734	5.18%
US Government agencies securities	104,482	—	3,842	100,640	6.81%
Other debt securities	4,417	—	66	4,351	8.32%
PR Government securities	465	5	19	451	6.19%
CMOs	212	—	—	212	5.78%
FNMA and FHLMC certificates	56,743	100	99	56,744	8.00%
GNMA certificates	37,875	154	261	37,768	7.62%

	291,904	262	9,266	282,900	6.65%
FHLB stock	11,146	—	—	11,146	6.27%

	$303,050	$262	$9,266	$294,046	6.66%

Held-to-Maturity
PR Government securities	3,551	3	24	3,530	7.89%
US Government agencies securities	9,993	—	457	9,536	6.46%
CMOs	110,967	—	6,316	104,651	6.52%
Other debt securities	4,864	—	—	4,864	8.32%
FNMA and FHLMC certificates	295,039	54	11,601	283,492	6.61%
GNMA certificates	373,070	469	8,761	364,778	7.19%

	797,484	526	27,159	770,851	6.88%

	$1,100,534	$788	$36,425	$1,064,897	6.82%

    The amortized cost and estimated fair value of the Group's investment securities at September 30, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$345	$343	$—	$—	$345	$343
After 1 year to 5 years	4,441	4,435	—	—	4,441	4,435
After 5 years to 10 years	126,719	124,587	—	—	126,719	124,587
Due after 10 years	881,066	867,916	—	—	881,066	867,916
Equity options	—	—			25,210	25,210
FHLB stock	—	—	—	—	11,146	11,146

	$1,012,570	$997,279	$—	$—	$1,048,926	$1,033,635

    Proceeds from the sale of investment securities available-for-sale during the first three months of fiscal 2001 totaled $92,557,000 (2000—$11,920,000). Gross realized gains and losses on those sales during first quarter of fiscal 2001 were $11,362 and $3,714,000 respectively (2000—$599,000 and $0).

    Of Oriental's investments at September 30, 2000 and June 30, 2000 the Government of Puerto Rico was the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity. The fair value of these investments represented 14% and 15% of stockholders' equity, respectively. At

September 30, 2000, the amortized cost and fair value of investments from the Government of Puerto Rico were approximately $16,660,000 (June 30, 2000—$17,686,000) and $16,649,000 (June 30, 2000—$17,652,000), respectively. At September 30, 2000, $13,080,000 (June 30, 2000—$13,670,000) of these investments were an AAA-rated Puerto Rico municipal bond collateralized with mortgage-backed securities.

NOTE 3—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

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

	(In thousands)
	September 30,	June 30,
Loans secured by real estate:
Residential	$319,234	$331,150
Non-residential real estate loans	4,699	4,974
Home equity loans and personal loans collateralized by real estate	46,249	40,306

	370,182	376,430
Less: net deferred loan fees	(2,458)	(2,103)

	367,724	374,327

Other loans:
Commercial	25,878	24,117
Personal consumer loans and credit lines	21,597	19,698
Financing leases, net of unearned interest	8,217	8,785

	55,692	52,600

Loans receivable	423,416	426,927
Allowance for loan losses	(6,972)	(6,837)

Loans receivable, net	416,444	420,090
Loans held-for-sale	49,084	180,788

Total loans, net	$465,528	$600,878

Allowance for Loan Losses

    The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

    While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 9 of the "Management's Discussion and Analysis of

Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the first quarter and three-months period ended September 30, 2000 and 1999.

    The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2000 and June 30, 2000, the Group determined that no impairment reserve was necessary.

NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Accumulated other comprehensive income (loss) as of September 30, 2000 consists of:

	(In thousands)
	2000	1999
Unrealized loss on derivatives, net of amount reclassified into earnings of $94,000	$(440)	$0
Unrealized loss on securities	(23,649)	(15,162)

	$(24,089)	$(15,162)

NOTE 5—PLEDGED ASSETS:

    At September 30, 2000, residential mortgage loans and investment securities amounting to $213,363,000 (June 30, 2000—$254,312,000), and $889,903,000 (June 30, 2000—$1,062,000,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 6—INTEREST RATE RISK MANAGEMENT

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

	(Dollars in thousands)
	September 30,	June 30,
Swaps:
Pay fixed swaps notional amount	$100,000	$100,000
Weighted average pay rate—fixed	7.07%	7.07%
Weighted average receive rate—floating	6.66%	6.76%
Maturity in months	21	24
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Maturity in months	19	23

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

    The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At September 30, 2000, the notional amount of these agreements totaled $142,975,000 (June 30, 2000—$132,975,000) at a weighted average rate of 5.87% (June 30, 2000 - 5.84%).

    The Group offers its customers certificates of deposit with high interest rates and uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements, the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently cancel the certificates of deposit. At September 30, 2000, the notional amount of these agreements totaled $40,000,000 (June 30, 2000—$40,000,000) at a weighted average rate of 6.02% (June 30, 2000- 5.82%).

    On July 1, 2000, the Group adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the recognition of derivatives in the balance sheet at fair value (See Note 1).

NOTE 7—SEGMENT REPORTING (UNAUDITED):

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

	Unaudited—Three-Month Period Ended (Dollars in thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2001
Net interest income	$6,419	$66	$—	$—	$6,485
Non-interest income (charges)	(4,458)	2,832	1,895	(162)	107
Non-interest expenses	5,787	1,547	1,016	(162)	8,188
Provision for loan losses	1,400	—	—	—	1,400

Income (loss) before taxes	$(5,226)	$1,351	$879	$—	$(2,996)

Total assets	$1,300,236	$5,635	$2,000	$(2,383)	$1,705,488

Fiscal 2000
Net interest income	$11,795	$123	$—	$—	$11,918
Non-interest income (charges)	1,540	2,616	2,233	(145)	6,244
Non-interest expenses	6,224	1,532	927	(145)	8,538
Provision for loan losses	1,750	—	—	—	1,750

Income before taxes	$5,361	$1,207	$1,306	$—	$7,874

Total assets	$1,648,012	$12,636	$2,000	$(2,148)	$1,660,500

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER AND SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2000

Description		Page #
Selected Financial Data:
Earnings, Dividends Declared and Per Share Information		16
Period End Balances		16
Selected Financial Ratios (in percent) and Other Information		16
Table 1	Analysis of Interest Income and Changes due to Volume / Rate	17
Table 2	Non-Interest Income Summary and Composition	19
Table 3	Non-Interest Expenses Summary and Composition	19
Table 4	Non-Operating Activities	19
Table 5	Allowance for Loan Losses Summary	20
Table 6	Net Credit Losses Statistics	20
Table 7	Loan Loss Reserve Breakdowns	21
Table 8	Non-Performing Assets	21
Table 9	Non-Performing Loans	21
Table 10	Bank Assets Summary and Composition	22
Table 11	Liabilities Summary and Composition	22
Table 12	Capital, Dividends and Stock Data	23
Table 13	Financial Assets Summary	24
Overview of Financial Performance		25

SELECTED FINANCIAL DATA

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

	Year-to-Date Results
	As Restated
	2000	1999	Variance %
EARNINGS, PER SHARE AND DIVIDENDS:

Interest income	$30,369	$29,739	2.1%
Interest expense	23,884	17,821	34.0%

Net interest income	6,485	11,918	(45.6)%
Provision for loan losses	1,400	1,750	(20.0)%

Net credit income	5,085	10,168	(50.0)%
Recurrent non-interest income	5,394	5,510	(2.1)%

Net core revenues	10,479	15,678	(33.2)%
Recurrent non-interest expenses	8,135	8,538	(4.7)%

Core operating activities	2,344	7,140	(67.2)%

Non-operating activities	(5,340)	734	(827.5)%

Income before taxes	(2,996)	7,874	(138.0)%
Income taxes	(1,280)	631	(302.9)%

Net (loss) income	(1,716)	7,243	(123.7)%
Cumulative effect of change in accounting principle, net of taxes	(164)	—	(100.0)%

	(1,880)	7,243	(126.0)%
Less: dividends on preferred stock	(597)	(597)	(0.2)%

Net income available to common shareholders	$(2,477)	$6,646	(137.3)%

Basic before cumulative effect of change in accounting principle	$(0.18)	$0.52	(134.6)%

Basic after cumulative effect of change in accounting principle	$(0.20)	$0.52	(138.5)%

Diluted before cumulative effect of change in accounting principle	$(0.18)	$0.50	(136.0)%

Diluted after cumulative effect of change in accounting principle	$(0.20)	$0.50	(140.0)%

Average shares and potential shares	12,797	13,305	(3.8)%

Book value	$5.63	$6.45	(12.7)%

Market price at end of period	$15.50	$22.75	(31.9)%

Dividends declared per share	$0.15	$0.15	0.0%

Dividends declared	$1,905	$1,905	0.0%

PERIOD END BALANCES (as of September 30,) AND FINANCIAL RATIOS:

Total financial assets
Trust assets managed	$1,444,056	$1,394,800	3.5%
Broker-dealer assets gathered	939,000	864,700	8.6%

Assets managed	2,383,056	2,259,500	5.5%
Group total assets	1,705,488	1,646,138	3.6%

	$4,088,544	$3,905,638	4.7%

Interest-earning assets
Investments	$1,150,227	$1,028,099	11.9%
Equity Options Investments	25,211	$—	100.0%
Loans and leases (including held-for-sale)	465,528	552,086	(15.7)%

	$1,640,966	$1,580,185	3.8%

Interest-bearing liabilities
Deposits	$732,111	$641,511	14.1%
Repurchase agreements	729,663	701,322	4.0%
Borrowings	106,500	153,200	(30.5)%

	$1,568,274	$1,496,033	4.8%

Stockholders' equity
Preferred equity	$33,500	$33,500	0.0%
Common equity	70,767	82,433	(14.2)%

	$104,267	$115,933	(10.1)%

Capital ratios
Leverage capital	7.34%	8.72%

Total risk-based capital	26.93%	24.74%

Tier 1 risk-based capital	25.68%	23.48%

Financial ratios (in percent)
Return on average assets (ROA)	(0.39)%	1.81%

Return on average common equity (ROE)	(10.59)%	30.38%

Efficiency ratio	68.65%	48.25%

Expense ratio	0.65%	0.72%

Interest rate spread	1.26%	2.81%

Number of banking offices	19	19

SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)

	Interest			Average rate			Average balance
	Fiscal 2000	Fiscal 1999	Variance in %	Fiscal 2000	Fiscal 1999	Variance in BP	Fiscal 2000	Fiscal 1999	Variance in %
TABLE 1—YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$30,369	$29,739	2.1%	7.19%	7.73%	(0.54)%	$1,687,472	$1,532,748	10.1%
Tax equivalent adjustment	6,442	5,225	23.3%	1.53%	1.36%	0.17%	—	—	0.0%

Interest-earning assets—tax equivalent	36,811	34,964	5.3%	8.72%	9.09%	(0.37)%	1,687,472	1,532,748	10.1%
Interest-bearing liabilities	11,146	17,821	(37.5)%	5.93%	4.92%	1.01%	1,598,907	1,436,542	11.3%

Net interest income / spread	$25,665	$17,143	49.7%	2.79%	4.17%	(1.38)%	$88,565	$96,206	(7.9)%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$18,214	$15,384	18.4%	6.81%	6.53%	0.28%	$1,068,268	$940,667	13.6%
Trading securities	533	395	34.9%	7.83%	8.24%	(0.41)%	27,254	19,177	42.1%
Money market investments	2,474	55	4398.2%	6.84%	4.62%	2.22%	144,672	4,750	2945.7%

	21,221	15,834	34.0%	6.84%	6.55%	0.29%	1,240,194	964,594	28.6%

Loans:
Real estate (1)	7,670	6,210	23.5%	7.79%	7.64%	0.15%	393,723	325,128	21.1%
Consumer	671	4,216	(84.1)%	13.51%	13.66%	(0.15)%	19,698	122,441	(83.9)%
Financing leases	176	2,720	(93.5)%	7.45%	10.60%	(3.15)%	9,394	101,834	(90.8)%
Commercial and auto loans	631	759	(16.9)%	10.22%	16.06%	(5.84)%	24,463	18,751	30.5%

	9,148	13,905	(34.2)%	8.17%	9.75%	(1.58)%	447,278	568,154	(21.3)%

	30,369	29,739	2.1%	7.19%	7.73%	(0.54)%	1,687,472	1,532,748	10.1%

Interest-bearing liabilities:
Deposits:
Savings and demand	786	764	2.9%	2.36%	2.09%	0.27%	131,942	145,196	(9.1)%
Time and IRA accounts	8,824	6,470	36.4%	6.09%	5.17%	0.92%	574,898	496,288	15.8%

	9,610	7,234	32.8%	5.39%	4.47%	0.92%	706,840	641,484	10.2%

Borrowings:
Repurchase agreements	12,224	8,465	44.4%	6.35%	5.34%	1.01%	764,280	629,197	21.5%
FHLB funds, term notes and other borrowings	2,050	2,122	(3.4)%	6.36%	5.08%	1.28%	127,787	165,861	(23.0)%

	14,274	10,587	34.8%	6.35%	5.28%	1.07%	892,067	795,058	12.2%

	23,884	17,821	34.0%	5.93%	4.92%	1.01%	1,598,907	1,436,542	11.3%

Net interest income / spread	$6,485	$11,918	(45.6)%	1.26%	2.81%	(1.55)%

Interest rate margin	—	—		1.57%	3.12%	(1.55)%

Excess of interest-earning assets over interest-bearing liabilities							$88,565	$96,206	(7.9)%

Interest-earning assets over interest-bearing liabilities ratio							105.54%	106.70%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans (1)	$(4,420)	$(337)	$(4,757)
Investments	3,865	1,522	5,387

	(555)	1,185	630

Interest Expense:
Deposits	1,004	1,372	2,376
Borrowings	1,319	2,368	3,687

	2,323	3,740	6,063

Net Interest Income	$(2,878)	$(2,555)	$(5,433)

(1)—Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(Dollars in thousands)

	Three-Month Period
	2000	1999	variance %
TABLE 2—NON-INTEREST INCOME SUMMARY
Trust, money management and brokerage fees	2,827	2,627	7.6%
Mortgage banking activities	1,551	1,958	(20.8)%

Non-banking service revenues	4,378	4,585	(4.5)%

Fees on deposit accounts	$548	$362	51.4%
Bank service charges and commissions	434	559	(22.4)%
Other operating revenues	34	4	750.0%

Bank service revenues	1,016	925	9.8%

Recurrent non-interest income	5,394	5,510	(2.1)%

Recurrent non-interest income to expenses ratio	65.88%	64.54%	2.1%

TABLE 3—NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$2,695	$2,744	(1.8)%
Variable compensation	680	1,077	(36.9)%

Compensation and benefits	3,375	3,821	(11.7)%

Occupancy and equipment	1,718	1,493	15.1%
Advertising and business promotion	781	723	8.0%
Professional and service fees	505	874	(42.2)%
Communications	420	404	4.0%
Municipal and other general taxes	488	479	1.9%
Insurance, including deposits insurance	95	133	(28.6)%
Printing, postage, stationery and supplies	163	197	(17.3)%
Other operating expenses	643	414	55.3%

Other non-interest expenses	4,813	4,717	2.0%

Recurrent non-interest expenses	8,188	8,538	(4.1)%

Relevant ratios and data:
Efficiency ratio	68.65%	48.25%

Expense ratio	0.65%	0.72%

Compensation to recurrent non-interest expenses	41.2%	44.8%

Variable compensation to total compensation	20.1%	28.2%

Compensation to total average assets	0.77%	0.96%

Average compensation per employee	$39.8	$41.7

Average number of full-time employees	339	367

Bank assets per employee	$5,727	$5,003

Total work force:
Banking operations	298	329	(9.4)%
Trust operations	26	28	(7.1)%
Brokerage operations	13	12	8.3%

	337	369	(8.7)%

TABLE 4—NON-RECURRING ACTIVITIES
Securities net activity	(3,705)	599	(718.5)%
Trading net activity	(12)	(133)	(91.0)%
Derivatives activity	(1,619)	—	(100.0)%

Securities, derivaties and trading net activities	(5,336)	466	(1245.1)%

Leasing revenues (discontinued June 2000)	49	268	(81.7)%
Other non-recurrent activities	(52)	209	(124.9)%

Other non-operating activities	(3)	477	(100.6)%

Total non-operating activities	$(5,339)	$943	(666.2)%

SELECTED FINANCIAL DATA

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

(Dollars in thousands)

	Year-to-Date Results
	2000	1999
TABLE 5—ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$6,837	$9,002
Provision for loan losses	1,400	1,750
Net credit losses—see table 6	(1,265)	(2,021)

Ending balance	$6,972	$8,731

Selected Data and Ratios:
Outstanding at June 30,	$472,500	$560,817

Recoveries to net charge-off's	30.2%	26.7%

Allowance coverage ratio
Total loans	1.48%	1.56%

Non-performing loans	41.98%	48.73%

Non-real estate non-performing loans	96.47%	97.79%

TABLE 6—NET CREDIT LOSSES STATISTICS
Real estate
Charge-offs	$—	$—
Recoveries	—	—

	—	—

Consumer
Charge-offs	(1,074)	(1,749)
Recoveries	307	382

	(767)	(1,367)

Leasing
Charge-offs	(487)	(974)
Recoveries	200	295

	(287)	(679)

Commercial and others
Charge-offs	(252)	(35)
Recoveries	41	60

	(211)	25

Net credit losses
Total charge-offs	(1,813)	(2,758)
Total recoveries	548	737

	$(1,265)	$(2,021)

Net credit losses to average:
Real estate	0.00%	0.00%

Consumer	15.58%	4.42%

Leasing	12.22%	2.50%

Commercial and others	3.71%	(0.48)%

Total	1.13%	1.38%

Average:
Real estate	393,723	334,117
Consumer	19,698	123,662
Leasing	9,394	108,469
Commercial and others	24,463	19,972

Total	$447,278	$586,220

SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)

TABLE 7—LOAN LOSS RESERVE BREAKDOWN (as of September 30,):
Consumer	$1,263	$1,353
Financing leases	4,170	4,501
Commercial and other	921	2,298

Non-real estate	6,354	8,152
Real estate	618	579

	$6,972	$8,731

TABLE 8—NON-PERFORMING ASSETS (as of September 30,):
Non-performing assets
Non-performing loans	16,609	17,917
Foreclosed real estate	535	383
Repossessed autos	171	347
Repossessed equipment	—	26

	$17,315	$18,673

Non-performing loans to
Total loans	3.52%	3.19%

Total assets	0.97%	1.09%

Total capital	15.93%	15.45%

TABLE 9—NON-PERFORMING LOANS (as of September 30,):
Non-performing loans
Consumer	$889	$1,072
Financing leases	5,129	6,635
Commercial	1,209	1,221

Non-real estate	7,227	8,928
Real estate	9,382	8,989

	$16,609	$17,917

Non-performing loans composition
Consumer	5.4%	6.0%
Financing leases	30.9%	37.0%
Commercial	7.3%	6.8%

Non-real estate	43.5%	49.8%
Real estate	56.5%	50.2%

	100.0%	100.0%

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2000 and 1999 and JUNE 30, 2000

(Dollars in thousands)

	As Restated
	September 30, 2000	September 30, 1999	Variance %	June 30, 2000
TABLE 10—ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities and CMOs	$895,177	$784,170	14.2%	$882,455
U.S. and P.R. government securities	125,036	230,389	(45.7)%	262,372
Equity options investments	25,211	—	100.0%	—
FHLB stock and other investments	130,014	13,540	860.2%	34,657

	1,175,438	1,028,099	14.3%	1,179,484

Loans:
Real estate	416,833	309,299	34.8%	387,629
Consumer	21,574	126,620	(83.0)%	19,698
Financing leases	8,215	103,640	(92.1)%	8,785
Commercial and auto	25,878	21,258	21.7%	24,117

	472,500	560,817	(15.7)%	440,229
Consumer loans and leases under contract-to-sell	—	—	0.0%	167,486

	472,500	560,817	(15.7)%	607,715
Allowance for loan losses	(6,972)	(8,731)	(20.1)%	(6,837)

	465,528	552,086	(15.7)%	600,878

Total interest-earning assets	1,640,966	1,580,185	3.8%	1,780,362
Non-interest earning assets	64,522	65,952	(2.2)%	69,872

Total assets	$1,705,488	$1,646,137	3.6%	$1,850,234

Investments portfolio composition:
Mortgage-backed securities and CMOs	76.2%	76.3%		74.8%
U.S. and P.R. government securities	10.6%	22.4%		22.2%
Equity options investments	2.1%	0.0%		0.0%
FHLB stock and other investments	11.1%	1.3%		3.0%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	88.2%	55.2%		63.8%
Consumer	4.6%	22.6%		3.2%
Financing leases	1.7%	18.5%		1.4%
Commercial and auto	5.5%	3.7%		31.6%

	100.0%	100.0%		100.0%

TABLE 11—LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Savings and demand deposits	$126,991	$137,828	(7.9)%	$130,919
Time deposits and IRA accounts	602,216	499,493	20.6%	587,931

	729,207	637,321	14.4%	718,850
Accrued interest	2,904	4,190	(30.7)%	4,831

	732,111	641,511	14.1%	723,681

Borrowings:
Repurchase agreements	729,663	701,322	4.0%	816,493
FHLB funds	20,000	46,700	(57.2)%	70,000
Term notes and other sources of funds	86,500	106,500	(18.8)%	86,500

	836,163	854,522	(2.1)%	972,993

Total interest-bearing liabilities	1,568,274	1,496,033	4.8%	1,696,674
Other non interest-bearing liabilities	32,947	34,173	(3.6)%	35,691

Total liabilities	$1,601,221	$1,530,206	4.6%	$1,732,365

Deposits portfolio composition:
Savings and demand deposits	17.3%	21.5%		18.1%
Time deposits and IRA accounts	82.3%	77.9%		81.2%
Accrued Interest and manager checks	0.4%	0.6%		0.7%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	87.3%	82.1%		83.9%
FHLB funds	2.4%	5.5%		7.2%
Term notes and other sources of funds	10.3%	12.4%		8.9%

	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA
AS OF SEPTEMBER 30, 2000 and 1999 and JUNE 30, 2000
(Dollars in thousands)

	As Restated
	September 30, 2000	September 30, 1999	Variance %	June 30, 2000
TABLE 12—CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders' equity	$104,267	$115,933	(10.1)%	$117,869

Leverage Capital (minimum required—4.00%)	7.34%	8.72%	(15.9)%	7.49%

Total Risk-Based Capital (minimum required—8.00%)	26.93%	24.74%	8.9%	29.29%

Tier 1 Risk-Based capital (minimum required—4.00%)	25.68%	23.48%	9.4%	30.54%

Stock data:
Outstanding common shares, net of treasury	12,569	12,776	(1.6)%	12,697

Book value	$5.63	$6.45	(12.7)%	$6.64

Market Price at end of period	$15.50	$22.75	(31.9)%	$14.44

Market capitalization	$194,826	$290,657	(33.0)%	$183,345

Common Dividend data:
Common dividends declared	$1,905	$1,916	(0.6)%	$7,657

Common dividends declared per share	$0.150	$0.150	0.0%	$0.600

Payout ratio	(76.94)%	28.83%	(366.9)%	50.36%

Dividend yield	4.60%	2.55%	80.4%	2.99%

    The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2001:
September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 31, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

Fiscal 1999:
June 30, 1999	$29.87	$24.13	$0.150

March 31, 1999	$29.63	$27.50	$0.150

December 31, 1998	$32.00	$28.00	$0.150

September 30, 1998	$32.26	$28.84	$0.113

TABLE 13—FINANCIAL ASSETS SUMMARY
Financial assets:
Trust assets managed	$1,444,056	$1,394,800	3.5%	$1,456,500
Assets gathered by broker-dealer	939,000	864,700	8.6%	914,900

Managed assets	2,383,056	2,259,500	5.5%	2,371,400
Group assets	1,705,488	1,646,138	3.6%	1,850,608

	$4,088,544	$3,905,638	4.7%	$4,222,008

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

OVERVIEW OF FINANCIAL PERFORMANCE

    The Group posted a net loss of $1.9 million ($0.20 per share) for the first quarter of fiscal 2001, as compared to a net income of $7.2 million ($0.50 per share) reported for the first quarter of fiscal 2000. This loss reflects a non-operating loss of $3.7 million ($3.1 million net of tax) incurred on the sale of treasury securities combined with the effects in the net credit spread of the increase in the cost of funds resulting from federal interest rate hikes made during the past year. The Group also reported a $164,000 unrealized loss (net of tax) for the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (refer to Note 1 to the consolidated financial statements: Summary of Significant Accounting Policies).

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

    SFAS No. 133 requires the recognition of derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recognized in the statement of income based upon the difference between fair value and the carrying amount. If the derivative meets specified criteria and qualifies as a hedge, changes in fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in the statement of income. The ineffective portion of a derivative's change in fair value will be recognized in the statement of income.

    The adoption of SFAS No. 133 resulted in the $164.000 unrealized loss (net of tax) from the cumulative effect of a change in accounting principle in addition to a $1.6 million unrealized loss for the first quarter ended September 30, 2000.

    Net credit income (net interest income minus the provision for loan losses) decreased 50 percent from $10.2 million in the first quarter of fiscal year 1999 to $5.1 million for the quarter ended September 30, 2000. Interest income grew 2.1 percent despite a 34.2 percent reduction in interest revenues from loans, as a result of the previously disclosed sale of over $165 million of leases and unsecured personal loans. Interest expenses rose 34 percent to $23.9 million, as compared to $17.8 million for the same quarter in September 1999, mainly as a result of the aforementioned interest rate hikes.

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

    Financial assets, which include the Group's assets and assets managed by the Group's trust department and brokerage subsidiary, reached $4.089 billion at the end of the first quarter of fiscal 2001—up 4.7% from $3.906 billion at the end of the same period of fiscal 2000. The Group's assets grew 3.6% to $1.705 billion at September 30, 2000, up from $1.646 billion a year ago. Assets managed by the Group's trust department and broker-dealer subsidiary increased 5.5% to $2.383 billion from $2.260 billion the year before.

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

    Interest rate spread narrowed 155 basis points during the first quarter of fiscal 2001, to 1.26% from 2.81% the year before. This was mainly due to: (1) an increase in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of lower risk and tax-free investment securities, including the sale of almost $170 million of leases and unsecured personal loans. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

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

    For the first quarter period of fiscal 2001 the average yield on interest-earning assets was 7.19%, 54 basis points lower than the 7.73% reported a year ago. The yield dilution experienced was mainly related to: (i) the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the dilution of the loan portfolio yield, which decreased by 158 basis points (8.17% versus 9.75%) reflecting the sale of almost $170 million of leases and unsecured personal loans, previously reported.

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

NON-OPERATING ACTIVITIES GAINS (LOSSES)

    The first quarter of fiscal 2001 reflects a loss of $3.7 million on the sale of securities and trading compared to a gain of $466,000 in the first quarter of fiscal 2000 (see Table 4). In addition, the first quarter of fiscal 2001, reflect a charge of $164,000 on derivatives activities as a result of the adoption of a new accounting standard. See "Overview of Financial Performance" for more information on the aforementioned items.

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

PROVISION (CREDIT) FOR INCOME TAXES

    Income taxes for the first quarter of fiscal 2001 reflect a credit of $1.3 million compared with a provision of $631,000 a year ago. The credit in the 2001 period resulted from the losses that stem from non-operating activities discussed herein. Differences between the effective tax rate and the maximum statutory tax rate for the Group, which is 39%, are primarily due to the interest income earned on certain investments and loans which is exempt from income tax, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

    At September 30, 2000, the Group's total assets amounted to $1.705 billion, an increase of 3.6% when compared to $1.646 billion a year ago. At the same date, interest-earning assets reached $1.641 billion, up 3.8% versus $1.580 billion a year earlier.

    Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At September 30, 2000, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest that substantially lowered the Group's effective tax rate (see Table 10 and Note 2 to the Consolidated Financial Statements).

    A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 14.2 to $895.2 million (76.2% of the total portfolio) from $784.2 million

(76.3% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities.

    At September 30, 2000, Oriental's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $465.5 million, 15.7% lower than the $552.1 million a year ago. Late in the second quarter of fiscal 2000, the Group's loans origination changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on July 7, 2000, Oriental sold over $165 million of leases and unsecured personal loans. These strategies reduced the size of the loan portfolio but significantly reduced credit losses and enhanced the portfolio quality. Table 10 and Note 3 to the Consolidated Financial Statements presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

    The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At September 30, 2000, the real estate loans portfolio amounted to $416.8 million (88.2% of the portfolio).

    The second largest component of the Group's loan portfolio is commercial loans, most of which collateralized by real estate. At September 30, 2000, the commercial loans portfolio totaled $25.9 million (5.5% of the Group's loan portfolio), the consumer loan portfolio totaled $21.6 million (4.6% of the portfolio). The Group's leasing portfolio consists of auto and equipment leases. At September 30, 2000, it amounted to $8.2 million (1.7% of the portfolio). The Group discontinued lease originations in June 30, 2000.

LIABILITIES AND FUNDING SOURCES

    As shown in Table 11, at September 30, 2000, Oriental's total liabilities reached $1.601 billion, 6.5% higher than the $1.530 billion reported a year earlier. Interest-bearing liabilities, the Group's main funding source, amounted to $1.568 billion at the end of the first quarter of fiscal 2001 versus $1.496 billion the year before, a 4.8% increase. A rise in deposits, mainly on time deposits and IRA accounts, drove these growths.

    At September 30, 2000, deposits, the second largest category of the Group's interest-bearing liabilities and source of funding, reached $732.1 million, up 14.1% versus the $641.5 million a year ago. A $74.6 million increase or 14.9% in time deposits and IRA accounts represented most of the growth. This was partially offset by a $10.8 million or 7.9% decrease in demand and savings deposits. Table 11 presents the composition of the Group's deposits at the end of the periods analyzed.

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

STOCKHOLDERS' EQUITY

    At September 30, 2000, Oriental's total stockholders' equity was $104.3 million, a 10.1% decrease from $115.9 million a year ago. The reasons for this decrease were the unrealized losses of investment securities available for sale combined with the repurchase of common shares at a cost of $3.4 million. For more on the Group's stockholders' equity activity, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income included as part of the Consolidated Financial Statements.

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

    Under the regulatory framework for prompt corrective action, banks and bank holding companies that meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown in Table 12, the Group exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Group's assets.

GROUP'S FINANCIAL ASSETS

    As shown on Table 13, the Group's total financial assets include the Group's assets and assets managed by the trust and brokerage business. At September 30, 2000, they reached $4.089 billion—up 4.7% from $3.906 billion a year ago. The Group's financial assets main component is assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

    Oriental's second largest financial assets component is assets managed by the Group's trust, which offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At September 30, 2000, total assets managed by the Group's trust amounted $1.446 billion, 3.7% higher than the $1.395 billion a year ago. This increase was fueled by a solid 13.6% growth in individual retirement accounts (IRA), the most significant asset managed, which totaled $583.7 million versus the $514 million a year ago.

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

    The principal factors that the Group uses to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with qualitative factors such as: the growth of the loan portfolio, credit concentrations (e.g., local industries. etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections, general economic conditions and unusual events such as hurricanes.

    The methodology that the Group uses follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:

  1.
  PASS—loans considered highly collectible due to their repayment history or current status (to be in this category a loan cannot be more than 90 days past due).

  2.
  SPECIAL MENTION—loans with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.

  3.
  SUBSTANDARD—loans inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

  4.
  DOUBTFUL—loans that have all the weaknesses inherent in substandard, with the added characteristic that collection or liquidation in full is highly questionable and improbable.

  5.
  LOSS—loans considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

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

  1.
  Vintage analysis generated from the credit scoring system that provides a history of credit losses by credit score strata and loss projections for the remaining portfolio based on that history;

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

    At September 30, 2000, the allowance for loan losses to non-performing loans coverage ratio was 41.98%. Excluding the lesser-risk real estate loans, the ratio is much higher, 96.47%. Detailed information concerning each of the items that comprise non-performing assets follows:

  •
  REAL ESTATE LOANS—are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2000, the Group's non-performing real estate loans totaled $9.4 million (56.5% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

  •
  COMMERCIAL BUSINESS LOANS—are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2000, the Group's non-performing commercial business loans amounted to $1.2 million (7.3% of the Group's non-performing loans). Of the total balance, $835,000 (8 loans) is guaranteed by real estate.

  •
  FINANCE LEASES—are placed on non-accrual status when they become 90 days past due unless well secured by its collateral. At September 30, 2000, the Group's non-performing auto and equipment leases portfolio amounted to $5.1 million (30.9% of the Group's total non-performing loans). The underlying collateral secures these financing leases.

  •
  CONSUMER LOANS—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At September 30, 2000, the Group's non-performing consumer loans amounted to $889,000 (5.4% of the Group's total non-performing loans).

  •
  FORECLOSED REAL ESTATE—is initially recorded at the lower of the related loan balance or fair value less disposal cost at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At September 30, 2000, foreclosed real estate balance was $535,000.

  •
  OTHER REPOSSESSED ASSETS—are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At September 30, 2000, the inventory of repossessed automobiles consisted of 24 units amounting to $171,000 ($7,125 average cost per unit).

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

    Interest rate risk can be defined as the exposure of the Group's operating results or financial position to adverse movements in market interest rates that mainly occurs when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a "maturity mismatch" or "gap". The Group employs various techniques to assess the degree of interest rate risk.

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

PART—2

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

ITEM 2.  CHANGES IN SECURITIES—NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS—NONE

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A—FINANCIAL STATEMENTS SCHEDULES

    No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B—REPORTS ON FORM 8-K

    During the first quarter of fiscal 2001 three reports on Form 8-K (the "Reports") related to fiscal 2000 were filed with Securities and Exchange Commission and are incorporated herein by reference.

  1.
  September 9, 2000—The Group filed a Form 8-K to disclose the fact that on August 29, 2000, the Board of Directors of the Group amended Section 2, Article I, of the By-laws of the Group to provide that the annual meeting of shareholders may be held after 120 days after the end of the Group's fiscal year in the event of extraordinary or special circumstances out of the control of the Group. A copy of the By-laws, as amended, was included as an exhibit to this Form 8-K.

  2.
  August 24, 2000—The Group filed a Form 8-K to disclose the fact that on August 22, 2000, the Group reported that the release of its financial results for the fiscal year ended June 30, 2000 would be delayed until the Group determines the appropriate accounting treatment for a previously disclosed loss resulting from dishonest and fraudulent acts and omissions by a group of former employees of the Group. The Group further reported that Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, has denied the Group's claim for recovery of the losses resulting from the former employees' conduct, and that the Group has filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Group seeking payment of its $9.5 million insurance claim and the payment of consequential damages resulting from the denial of the claim. A copy of the press release was attached as an exhibit to this Form 8-K.

  3.
  July 27, 2000—The Group filed a Form 8-K to disclose the fact that on July 14, 2000, the Bank finalized the sale of its unsecured personal loan portfolio to Banco Popular de Puerto

    Rico, a Puerto Rico banking corporation, at a price of $99,043,101 in cash. The unsecured personal loan portfolio was sold at a premium based on a formula that equals 100.75% of the principal outstanding balance of the loans, including the total amount of accrued interest and late charges receivable there under. On July 14, 2000, the Bank also finalized the sale of its portfolio of finance leases on vehicles and equipment to Popular Leasing & Rental, Inc., a Puerto Rico corporation, at a price of $68,620,896 in cash. The lease portfolio was sold at a discount based on a formula that equals 97.72% of the outstanding balance of the leases.

C—EXHIBITS

    Exhibits filed as part of this Form 10-Q

27.0	Financial Data Schedule	E-1

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC. (REGISTRANT)
By:	/s/ JOSE E. FERNANDEZ Jose E. Fernandez Chairman of the Board, President and Chief Executive Officer Dated: November 13, 2000
By:	/s/ RAFAEL VALLADARES Rafael Valladares Senior Vice President—Principal Financial Officer Dated: November 13, 2000

QuickLinks

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY AND OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Unaudited Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999 (IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)
SELECTED FINANCIAL DATA THREE–MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
SELECTED FINANCIAL DATA THREE–MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
SELECTED FINANCIAL DATA AS OF SEPTEMBER 30, 2000 and 1999 and JUNE 30, 2000
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
  PART—2
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES— NONE
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES— NONE
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS— NONE
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES