Form 10-Q/A
period 2000-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2001-05-15
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
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

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000
(IN THOUSANDS)

	December 31, 2000	June 30, 2000
ASSETS
Cash and due from banks	$5,422	$10,322

Investments:
Money market investments	54,480	23,511
Trading securities, at fair value	27,488	64,443
Investment securities available-for-sale, at fair value	1,139,304	282,900
Investment securities held-to-maturity, at amortized cost (fair value June 30, 2000—$770,851)	—	797,484
Federal Home Loan Bank (FHLB) stock, at cost	11,146	11,146
Equity options investments	9,113	—

Total investments	1,241,531	1,179,484

Loans:
Loans held-for-sale, at lower of cost or market	45,786	180,788
Loans receivable, net of allowance for loan losses of $2,998	404,845	420,090

Total loans, net	450,631	600,878

Accrued interest receivable	15,995	13,485
Foreclosed real estate, net	1,079	398
Premises and equipment, net	21,436	21,706
Other assets, net	21,618	23,961

Total assets	$1,757,712	$1,850,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Savings and demand	$124,400	$130,919
Time and IRA accounts	550,054	587,931

	674,454	718,850
Accrued interest	2,645	4,831

Total deposits	677,099	723,681

Borrowings and other liabilities:
Securities sold under agreements to repurchase	826,299	816,493
Advances and borrowings from FHLB	20,000	70,000
Term notes and other borrowings	80,000	86,500

Total borrowings	926,299	972,993

Accrued expenses and other liabilities	44,209	35,691

Total liabilities	1,647,607	1,732,365

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; shares issued and outstanding 1,340,000	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; shares issued 13,808,252 (June 30, 2000—13,805,135)	13,808	13,805
Additional paid-in capital	23,802	23,786
Legal surplus	10,684	10,578
Retained earnings	75,563	79,809
Treasury stock, at cost, 1,271,799 shares (June 30, 2000—1,107,799)	(29,180)	(27,116)
Accumulated other comprehensive loss, net of deferred taxes of $344 (June 30, 2000—$1,413)	(18,072)	(16,493)

Total stockholders' equity	110,105	117,869

Total liabilities and stockholders' equity	$1,757,712	$1,850,234

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

	2nd Quarter		SIX-MONTH PERIOD
		As Restated		As Restated
	2000	1999	2000	1999
Interest income:
Loans and leases	$9,482	$14,195	$18,629	$28,100
Mortgage-backed securities	15,375	13,254	30,481	25,332
Investment securities	3,181	3,940	6,821	7,640
Money market investments	523	66	2,998	121

Total interest income	28,561	31,455	58,929	61,193

Interest expense:
Deposits	9,155	7,606	18,765	14,840
Securities sold under agreements to repurchase	11,794	9,811	24,589	17,940
Other borrowed funds	1,525	2,329	3,004	4,787

Total interest expense	22,474	19,746	46,358	37,567

Net interest income	6,087	11,709	12,571	23,626
Provision for credit losses	500	1,500	1,900	3,250

Net credit income	5,587	10,209	10,671	20,376

Non-interest income:
Trust, money management and brokerage fees	2,676	2,779	5,503	5,406
Mortgage banking activities	2,353	1,419	3,904	3,377
Banking service revenues	1,038	1,398	2,054	2,324
Net gain (loss) on sale of securities available-for-sale	510	60	(3,195)	659
Derivatives activities income (loss)	(721)	—	(2,341)	—
Trading net activity	105	198	92	65
Leasing revenues	13	367	63	635

Total non-interest income	5,974	6,221	6,080	12,466

Non-interest expenses:
Compensation and benefits	3,423	3,702	6,798	7,523
Occupancy and equipment, net	1,778	1,568	3,496	3,060
Advertising and business promotion	1,003	549	1,784	1,272
Professional and service fees	1,083	1,129	1,641	1,794
Communications	407	374	827	778
Taxes other than on income	488	477	976	955
Insurance, including deposit insurance	132	138	227	272
Printing, postage, stationery and supplies	141	218	304	415
Other	657	642	1,245	1,267

Total non-interest expense	9,112	8,797	17,298	17,336

Income (loss) before income taxes	2,449	7,633	(547)	15,506
Income taxes (credit)	(269)	298	(1,549)	929

Net income before cumulative effect of change in accounting principle, net of taxes	2,718	7,335	1,002	14,577
Cumulative effect of change in accounting principle, net of taxes	—	—	(164)	—

Net income	2,718	7,335	838	14,577
Less: Dividends on preferred stock	(597)	(597)	(1,193)	(1,193)

Net income available to common shareholders	$2,121	$6,738	$(355)	$13,384

Income (loss) per common share:
Basic before cumulative effect of change in accounting principles	$0.17	$0.53	$(0.02)	$1.05

Diluted before cumulative effect of change in accounting principles	$0.17	$0.51	$(0.01)	$1.01

Basic after cumulative effect of change in accounting principles	$0.17	$0.53	$(0.03)	$1.05

Diluted after cumulative effect of change in accounting principles	$0.17	$0.51	$(0.03)	$1.01

Average common shares outstanding	12,551	12,777	12,600	12,806
Average potential common share options	148	443	153	499

	12,699	13,220	12,753	13,305

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)

	2nd Quarter		SIX-MONTH PERIOD
	2000	As Restated 1999	2000	As Restated 1999
CHANGES IN STOCKHOLDERS' EQUITY:
Preferred stock:
Balance at beginning of year			$33,500	$33,500
Issuance of preferred stock			—	—

Balance at end of year			33,500	33,500

Common stock:
Balance at beginning of year			13,805	13,739
Stock options exercised			3	25

Balance at end of year			13,808	13,764

Additional paid-in capital:
Balance at beginning of year			23,786	23,313
Stock options exercised			16	114

Balance at end of year			23,802	23,427

Legal surplus:
Balance at beginning of year			10,578	8,673
Transfer from retained earnings			106	804

Balance at end of year			10,684	9,477

Retained earnings:
Balance at beginning of year—as previously reported			—	79,920
Amount of restatement, net of taxes			—	(7,734)
Beginning balance—as restated			79,809	72,186
Net income			838	14,577
Dividends declared on common stock			(3,785)	(3,834)
Dividends declared on preferred stock			(1,193)	(1,193)
Transfer to legal surplus			(106)	(804)

Balance at end of year			75,563	80,932

Treasury stock:
Balance at beginning of year			(27,116)	(23,401)
Treasury stock purchased			(2,064)	(1,900)

Balance at end of year			(29,180)	(25,301)

Accumulated other comprehensive loss, net of deferred taxes:
Balance at beginning of year			(16,493)	(11,712)
Other comprehensive gain (loss) for the period ended, net of taxes			(1,579)	(8,434)

Balance at end of year			(18,072)	(20,146)

Total stockholders' equity			$110,105	$115,653
COMPREHENSIVE INCOME:
Net income	$2,718	$7,335	$838	$14,577
Other comprehensive income (loss), net of tax:
Unrealized loss on securities arising during the period	18,045	(8,387)	40,196	(8,986)
Realized loss included in net income	510	60	(3,195)	659
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(10,190)	—	(10,190)	—
Amount reclassified into earnings during the period	94	—	188	—
Income tax (expense) related to items of other comprehensive income	(2,442)	—	(1,411)	(107)

	6,017	(8,327)	25,588	(8,434)
Cummulative effect of change in accounting principle, net of taxes	—		(27,167)	—

Other Comprehensive gain (loss) for the period	6,017	(8,327)	(1,579)	(8,434)

Comprehensive Income (loss)	$8,735	$(992)	$(741)	$6,143

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)

	2000	As Restated 1999
Cash flows from operating activities:
Net income	$838	$14,577

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(283)	186
Amortization of premiums and accretion of discounts on investment securities	266	(91)
Depreciation and amortization of premises and equipment	2,160	1,668
Provision for loan losses	1,900	3,250
Loss (gain) on sale of securities available-for-sale	3,195	(659)
Derivatives activities	48,123	—
Mortgage banking activities	(3,904)	(3,377)
Proceeds from sale of loans held-for-sale	37,556	27,795
Net increase (decrease) in:
Accrued expenses and other liabilities	(48,074)	(18,950)
Accrued interest deposits	(2,186)	560
Net (increase) decrease in:
Trading securities	36,955	(3,567)
Accrued interest receivable	(2,510)	(2,179)
Deferred taxes	(298)	—
Other assets	1,960	(1,579)

Total adjustments	74,860	3,057

Net cash provided by operating activities	75,698	17,634

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(290,875)	(124,100)
Maturities and redemptions of investment securities available-for-sale	17,564	38,329
Maturities and redemptions of investment securities held-to-maturity	30,303	40,741
Proceeds from sales of investment securities available-for-sale	249,759	34,383
Proceeds from sale of consumer loans and leases portfolios	167,900	—
Loans production (origination and purchases), net	(112,703)	(66,291)
Capital expenditures	(1,890)	(2,357)

Net cash provided (used) by investing activities	60,058	(169,995)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	(55,946)	(11,478)
Securities sold under agreements to repurchase	9,806	143,123
Advances and borrowings from FHLB	(50,000)	12,800
Repayments of term notes and other borrowings	(6,500)	(10,000)
Proceeds from exercise of stock options	19	139
Treasury stock acquired	(2,064)	(1,900)
Dividends paid	(5,002)	(5,047)

Net cash (used) provided by financing activities	(109,687)	127,637

Increase (decrease) in cash and cash equivalents	26,069	(24,724)
Cash and cash equivalents at beginning of year	33,833	36,051

Cash and cash equivalents at end of year	$59,902	$11,327

Cash and cash equivalents include:
Cash and due from banks	$5,422	$9,349
Interest Bearing Receivable	9,593	$—
Money market investments	44,887	1,978

	$59,902	$11,327

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$49,150	$36,920

Income taxes paid	$—	$1,050

Investment securities available-for-sale transferred to held-to-maturity	$—	$263,793

Investment securities held-to-maturity transferred to available-for-sale	$766,848	$—

Real estate loans securitized into mortgage-backed securities	$59,780	$47,600

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

    In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position of the Group at December 31, 2000 and June 30, 2000, and the results of operations and cash flows for the second quarter and six-month period ended December 31, 2000 and 1999.

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

    The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at estimated fair value with realized and unrealized changes in market value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of net interest income rather than in the trading profit or loss account. The Group's investment in the Federal Home Loan Bank (FHLB) of New York has no readily determinable fair value and can only be sold to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

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

Money Market Investments

    At December 31, 2000 and June 30, 2000 the Group's money market investments were comprised of:

	(In thousands)
	December 31,	June 30,
Securities purchased under agreements to resell	$—	$—
Time deposits with other banks	13,887	1,350
Money market accounts and other short-term investments	40,593	22,161

	$54,480	$23,511

Trading Securities

    A summary of trading securities owned by the Group at December 31, 2000 and June 30, 2000 is as follows:

	(In thousands)
	December 31,	June 30,
U.S. Treasury securities	$2,555	$42,734
P.R. Government securities	11,651	13,513
Mortgage-backed securities	11,284	6,058
CMO residuals, interest only	1,996	2,138

	$27,486	$64,443

    At December 31, 2000, the Group's trading portfolio weighted average yield was 7.88% (June 30, 2000—7.49%).

Investment securities

    With the adoption of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", management reclassified the portfolio of investments Held-to-Maturity to the Available-for-Sale investment category.

The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at December 31, 2000 and June 30, 2000, were as follows:

	December 31, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale and FHLB stock
US Treasury securities	$24,385	$73	$150	$24,308	6.44%
US Government agencies securities	95,495	389	317	95,567	6.83%
Other debt securities	9,285	—	—	9,285	8.33%
PR Government securities	4,466	25	91	4,400	7.52%
CMOs	125,385	8	2,883	122,510	6.72%
FNMA and FHLMC certificates	531,306	3,894	1,683	533,517	6.89%
GNMA certificates	348,113	2,708	1,102	349,719	7.21%

	1,138,435	7,097	6,226	1,139,306	6.97%
Equity options	9,113	—	—	9,113	0.00%
FHLB stock	11,146	—	—	11,146	7.55%
	$1,158,694	$7,097	$6,226	$1,159,565	6.98%

	June 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale and FHLB stock
US Treasury securities	$87,710	$3	$4,979	$82,734	5.18%
US Government agencies securities	104,482	—	3,842	100,640	6.81%
Other debt securities	4,417	—	66	4,351	8.32%
PR Government securities	465	5	19	451	6.19%
CMOs	212	—	—	212	5.78%
FNMA and FHLMC certificates	56,743	100	99	56,744	8.00%
GNMA certificates	37,875	154	261	37,768	7.62%

	291,904	262	9,266	282,900	6.68%
FHLB stock	11,146	—	—	11,146	6.27%

	$303,050	$262	$9,266	$294,046	6.66%

Held-to-Maturity
PR Government securities	3,551	3	24	3,530	7.89%
US Government agencies securities	9,993	—	457	9,536	6.46%
CMOs	110,967	—	6,316	104,651	6.52%
Other debt securities	4,864	—	—	4,864	8.32%
FNMA and FHLMC certificates	295,039	54	11,601	283,492	6.61%
GNMA certificates	373,070	469	8,761	364,778	7.19%

	797,484	526	27,159	770,851	6.88%

	$1,100,534	$788	$36,425	$1,064,897	6.82%

    The amortized cost and estimated fair value of the Group's investment securities at December 31, 2000, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$71,055	$70,832	$—	$—	$71,055	$70,832
After 1 year to 5 years	4,420	4,497	—	—	4,420	4,497
After 5 years to 10 years	119,888	120,103	—	—	119,888	120,103
Due after 10 years	943,072	943,874	—	—	943,072	943,874
Equity options	—	—	—	—	9,113	9,113
FHLB stock	—	—	—	—	11,146	11,146

	$1,138,435	$1,139,306	$—	$—	$1,158,694	$1,159,565

    Proceeds from the sale of investment securities available-for-sale during the first six months of fiscal 2001 totaled $249,759,000 (2000—$34,383,000). Gross realized gains and losses on those sales were $547,143 and $3,732,000 respectively (2000—$690,000 and $31,000).

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

	(In thousands)
	December 31,	June 30,
Loans secured by real estate:
Residential	$299,180	$331,150
Non-residential real estate loans	4,584	4,974
Home equity loans and personal loans collateralized by real estate	63,395	40,306

	367,159	376,430
Less: net deferred loan fees	(2,825)	(2,103)

	364,334	374,327

Other loans:
Commercial	16,735	24,117
Personal consumer loans and credit lines	22,909	19,698
Financing leases, net of unearned interest	3,865	8,785

	43,509	52,600

Loans receivable	407,843	426,927
Allowance for loan losses	(2,998)	(6,837)

Loans receivable, net	404,845	420,090
Loans held-for-sale	45,786	180,788

Total loans, net	$450,631	$600,878

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

NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Accumulated other comprehensive income (loss) as of December 31 consists of:

	(In thousands)
	2000	1999
Unrealized loss on derivatives from transition adjustment, net of amount reclassified into earnings of $188,000	($346)	$0
Unrealized loss on derivatives designated as cash flows hedges	($10,190)
Unrealized loss on securities	(7,536)	(20,146)

	($18,072)	($20,146)

NOTE 5—PLEDGED ASSETS:

    At December 31, 2000, residential mortgage loans and investment securities amounting to $252,666,000 (June 30, 2000—$254,312,000), and $975,877,000 (June 30, 2000—$1,062,000,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 6—INTEREST RATE RISK MANAGEMENT:

    The Group uses interest rate swaps and caps primarily as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at December 31, 2000 and June 30, 2000 are set forth in the table below:

	(Dollars in thousands)
	December 31,	June 30,
Swaps:
Pay fixed swaps notional amount	$250,000	$100,000
Weighted average pay rate—fixed	7.02%	7.07%
Weighted average receive rate—floating	6.65%	6.76%
Maturity in months	17-118	24
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Maturity in months	19	23

    The swap agreements were signed to convert a roll-over program of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties.

    The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At December 31, 2000, the notional amount of these agreements totaled $147,975,000 (June 30, 2000—$132,975,000) at a weighted average rate of 5.85% (June 30, 2000 - 5.84%).

    The Group offers its customers certificates of deposit with high interest rates and therefore uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call and consequently cancel the certificates of deposit. At December 31, 2000, the notional amount of these agreements totaled $30,000,000 (June 30, 2000—$40,000,000) at a weighted average rate of 6.14% (June 30, 2000- 5.82%).

Derivatives and Hedging Activities

    In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities". The Statement requires the Group to recognize all derivatives on the balance sheet at fair value. The changes in the value of derivatives must be adjusted to fair value through income or other comprehensive income. If derivatives meet the criteria and qualify as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either charged to earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Prior to the adoption of Statement No. 133 on July 1, 2000, substantially all of the Group derivatives were accounted for as off-balance sheet hedging contracts not marked-to-market. The Group designated no hedge accounting during the quarter ended on September 30, 2000. However, during the quarter ended December 31, 2000, the Group designated certain interest rate swaps as hedging of its short-term borrowing roll-over program.

    On May 1, 2001, the Group announced that it revised the statement of stockholders' equity and comprehensive income for the quarter and six-month period ended December 31, 2000, to reflect revisions made to the application of Statement No. 133. The Group explained that certain differences were recently found in the classification of data used and methodology applied to calculate the fair value of derivatives tied to stock indexes; therefore, requiring a revision of the transition adjustment recognized upon adoption of the new standard on July 1, 2000. In addition, the transition adjustment for certain hedging strategies should have been reported in the statement of comprehensive income instead of the statement of income.

    The adoption of Statement No. 133 on July 1, 2000 resulted in a transition adjustment for the cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statement of Income and $875,000 unrealized loss ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income. The transition adjustment consisted of an unrealized loss on derivatives classified as cash flows hedges prior to SFAS 133 amounting to $534,000 (net of taxes) and $26,633,000 representing an unrealized loss on securities transferred from held-to-maturity to available-for-sale. In addition, unrealized losses for $721,000 and $2.3 million ($440,000 and $1.4 million net of tax effect) were charged to earnings for the quarter and six months ended December 31, 2000, respectively, and reflected as "Derivatives Activities" in the Consolidated Statement of Income. An unrealized loss of $10.2 million was charged to other comprehensive income during the quarter ended December 31, 2000.

    The effect of the revisions on the consolidated statements of stockholder's equity and comprehensive income for the six-month period ended December 31, 2000 is as follows (please note that net income changed to reflect revisions made to the statement of income for September 30, 2000):

(In thousands, except per share data)	As Reported	As Revised
Comprehensive Income:
Net loss	$2,656	$838

Other comprehensive loss, net of tax:
Unrealized gain on securities arising during the period	13,563	40,196
Realized loss on securities included in net income	(3,195)	(3,195)
Unrealized loss on derivatives designated as cash flow hedges arising during period	(12,428)	(10,190)
Amount reclassified into earnings during the period		188
Income tax (expense) related to items of other comprehensive income	(1,337)	(1,411)

Subtotal	(3,397)	25,588
Cumulative effect of change in accounting principle, net of taxes	0	(27,167)

Other comprehensive loss for the period	(3,397)	(1,579)

Comprehensive loss	$(741)	$(741)

Stockholders' equity (at end of period)	$110,105	$110,105

    The fair value of derivatives was recognized as either asset or liability in the Consolidated Statement of Financial Condition as of December 31, 2000, as follows: $9.1 million "Investments", $36.9 million "Deposits" and $12.6 million "Accrued Expenses and Other Liabilities".

NOTE 7—SEGMENT REPORTING:

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

Following are the results of operations and the selected financial information by operating segment for each of the second quarter and six-month period ended December 31:

	Unaudited-Six-month period ended December 31, 2000 (Dollars in thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2001
Net interest income	$12,440	$131	$—	$—	$12,571
Non-interest income (charges)	(2,691)	5,581	3,904	(714)	6,080
Non-interest expenses	12,291	3,162	2,559	(714)	17,298
Provision for loan losses	1,900	—	—	—	1,900

Income (loss) before taxes	$(4,442)	$2,550	$1,345	$—	$(547)

Total assets	$1,753,422	$5,458	$2,000	$(3,168)	$1,757,712

Fiscal 2000
Net interest income	23,356	$270	$—	$—	$23,626
Non-interest income (charges)	3,977	5,361	3,377	(249)	12,466
Non-interest expenses	12,251	2,905	2,429	(249)	17,336
Provision for loan losses	3,250	—	—	—	3,250

Income before taxes	$11,832	$2,726	$948	$—	$15,506

Total assets	$1,706,703	$10,945	$2,000	$(2,148)	$1,717,500

	Unaudited-Second quarter ended results December 31, 2000 (Dollars in thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2001
Net interest income	$6,021	$66	$—	$—	$6,087
Non-interest income (charges)	1,226	2,748	2,353	(353)	5,974
Non-interest expenses	6,534	1,615	1,316	(353)	9,112
Provision for loan losses	500	—	—	—	500

Income (loss) before taxes	$213	$1,199	$1,037	$—	$2,449

Total assets	$1,753,422	$5,458	$2,000	$(3,168)	$1,757,712
Fiscal 2000
Net interest income	11,562	$147	$—	$—	$11,709
Non-interest income (charges)	2,160	2,746	1,419	(104)	6,221
Non-interest expenses	6,318	1,372	1,211	(104)	8,797
Provision for loan losses	1,500	—	—	—	1,500

Income before taxes	$5,904	$1,521	$208	$—	$7,633

Total assets	$1,706,703	$10,945	$2,000	$(2,148)	$1,717,500

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000

SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

	Quarterly Results			Year-to-Date Results
	As Restated			As Restated
	2000	1999	Variance %	2000	1999	Variance %
EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$28,561	$31,455	-9.2%	$58,929	$61,193	-3.7%
Interest expense	22,474	19,746	13.8%	46,358	37,567	23.4%

Net interest income	6,087	11,709	-48.0%	12,571	23,626	-46.8%
Provision for loan losses	500	1,500	-66.7%	1,900	3,250	-41.5%

Net credit income	5,587	10,209	-45.3%	10,671	20,376	-47.6%
Recurrent non-interest income	6,067	5,596	8.4%	11,461	11,107	3.2%

Net core revenues	11,654	15,805	-26.3%	22,132	31,483	-29.7%
Recurrent non-interest expenses	8,689	8,342	4.2%	16,822	17,091	-1.6%

Core operating activities	2,965	7,463	-60.3%	5,310	14,392	-63.1%

Non operating non-interest income (charges)	-93	625	-114.9%	-5,380	1,359	-495.9%
Non operating non-interest expenses	-423	-455	-7.0%	-477	-245	94.7%

Total operating activities	-516	170	-403.5%	-5,857	1,114	-625.8%

Income before taxes	2,449	7,633	-67.9%	-547	15,506	-103.5%
Income taxes (credit)	-269	298	-190.3%	-1,549	929	-266.7%

Net income before cumulative effect of change in accounting principle	2,718	7,335	-62.9%	1,002	14,577	-93.1%
Cumulative effect of change in accounting principle, net of taxes	—	—	0.0%	-164	—	-100.0%

Net income	2,718	7,335	-62.9%	838	14,577	-94.3%
Less: dividends on preferred stock	-597	-597	0.0%	-1,193	-1,193	0.0%

Net income available to common shareholders	$2,121	$6,738	-68.5%	$-355	$13,384	-102.7%

Earnings (loss) per share:
Basic before cumulative effect of change in accounting principles	$0.17	$0.53	-67.9%	$-0.02	$1.05	-101.9%

Basic after cumulative effect of change in accounting principles	$0.17	$0.53	-67.9%	$-0.03	$1.05	-102.9%

Diluted before cumulative effect of change in accounting principles	$0.17	$0.51	-66.7%	$-0.01	$1.01	-101.0%

Diluted after cumulative effect of change in accounting principles	$0.17	$0.51	-66.7%	$-0.03	$1.01	-103.0%

Average shares and potential shares	12,699	13,219	-3.9%	12,753	13,305	-4.1%

Book value	$6.11	$6.43	-5.0%	$6.11	$6.43	-5.0%

Market price at end of period	$13.31	$22.75	-41.5%	$13.31	$22.75	-41.5%

Dividends declared per share	$0.15	$0.15	0.0%	$0.30	$0.30	0.0%

Dividends declared	$3,785	$3,833	-1.3%	$3,785	$3,833	-1.3%

	Quarterly Results			Year-to-Date Results
	As Restated			As Restated
	2000	1999	Variance %	2000	1999	Variance %
PERIOD END BALANCES (as of December 31,)
Total financial assets
Trust assets managed				$1,405,775	$1,394,800	0.8%
Broker-dealer assets gathered				925,377	864,700	7.0%

Assets managed				2,331,152	2,259,500	3.2%
Group total assets				1,757,712	1,702,652	3.2%

				$4,088,864	$3,962,152	3.2%

Interest-earning assets
Investments				$1,232,418	$1,069,823	15.2%
Equity Options Investments				9,113	—	100.0%
Loans and leases (including held-for-sale)				450,631	561,777	-19.8%

				$1,692,162	$1,631,600	3.7%

Interest-bearing liabilities
Deposits				$677,099	$644,375	5.1%
Repurchase agreements				826,299	739,349	11.8%
Borrowings				100,000	177,700	-43.7%

				$1,603,398	$1,561,424	2.7%

Stockholders' equity
Preferred equity				$33,500	$33,498	0.0%
Common equity				76,605	82,155	-6.8%

				$110,105	$115,653	-4.8%

FINANCIAL RATIOS:
Capital ratios
Leverage capital				7.56%	7.34%
Total risk-based capital				25.27%	26.95%
Tier 1 risk-based capital				24.69%	25.70%
Financial ratios (in percent)
Return on average assets (ROA)	0.64%	1.83%		0.10%	1.78%

Return on average common equity (ROE)	11.80%	30.80%		-0.89%	29.86%

Efficiency ratio	74.89%	49.78%		71.81%	49.02%

Expense ratio	0.78%	0.70%		0.71%	0.71%

Interest rate margin	1.60%	2.93%		1.58%	3.03%

Number of banking offices	19	19		19	19

SELECTED FINANCIAL DATA
SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands)

TABLE 1—FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2000	1999	Variance in %	2000	1999	Variance in BP	2000	1999	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$58,929	$61,193	-3.70%	7.22%	7.77%	-0.55%	$1,630,428	$1,570,723	3.80%
Tax equivalent adjustment	17,000	16,804	1.17%	2.09%	2.14%	-0.05%	—	—	0.00%

Interest-earning assets — tax equivalent	75,929	77,997	-2.65%	9.31%	9.91%	-0.60%	1,630,428	1,570,723	3.80%
Interest-bearing liabilities	46,358	37,567	23.40%	5.89%	5.04%	0.85%	1,562,363	1,479,910	5.57%

Net interest income / spread	$29,571	$40,430	-26.86%	3.42%	4.87%	-1.45%	$68,065	$90,813	-25.05%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$36,081	$32,036	12.6%	6.85%	6.56%	0.29%	$1,052,259	$974,901	7.93%
Trading securities	1,228	936	31.2%	7.98%	8.36%	-0.38%	30,793	22,406	37.43%
Money market investments	2,991	121	2371.9%	6.03%	5.21%	0.82%	99,133	4,650	2031.89%

	40,300	33,093	21.8%	6.81%	6.60%	0.21%	1,182,185	1,001,957	17.99%

Loans:
Real estate (1)	15,724	12,691	23.9%	7.82%	7.88%	-0.06%	402,153	322,260	24.79%
Consumer	1,411	8,491	-83.4%	16.58%	13.43%	3.15%	16,882	125,455	-86.54%
Financing leases	1,193	1,335	-10.6%	10.76%	13.28%	-2.52%	7,218	101,102	-92.86%
Commercial and auto loans	301	5,583	-94.6%	8.27%	10.95%	-2.68%	21,990	19,950	10.23%

	18,629	28,100	-33.7%	8.30%	9.84%	-1.54%	448,243	568,767	-21.19%

	58,929	61,193	-3.7%	7.22%	7.77%	-0.55%	1,630,428	1,570,724	3.80%

Interest-bearing liabilities:
Deposits:
Savings and demand	1,551	1,500	3.4%	2.34%	2.04%	0.30%	131,390	145,726	-9.84%
Time and IRA accounts	17,214	13,340	29.0%	6.13%	5.30%	0.83%	557,280	499,670	11.53%

	18,765	14,840	26.4%	5.41%	4.56%	0.85%	688,670	645,396	6.71%

Borrowings:
Repurchase agreements	23,714	18,188	30.4%	6.25%	5.43%	0.82%	752,292	664,024	13.29%
FHLB funds, term notes and other borrowings	3,879	4,539	-14.5%	6.34%	5.28%	1.06%	121,400	170,489	-28.79%

	27,593	22,727	21.4%	6.26%	5.40%	0.86%	873,692	834,513	4.69%

	46,358	37,567	23.4%	5.89%	5.04%	0.85%	1,562,362	1,479,909	5.57%

Net interest income / spread	$12,571	$23,626	-46.8%	1.33%	2.73%	-1.40%

Interest rate margin				1.58%	3.03%	-1.45%

Excess of interest-earning assets over interest-bearing liabilities							$68,066	$90,815	-25.05%

Interest-earning assets over interest-bearing liabilities ratio							104.36%	106.14%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans (1)	$(9,148)	$(323)	$(9,471)
Investments	5,766	1,441	7,207

	(3,382)	1,118	(2,264)

Interest Expense:
Deposits	1,501	2,424	$3,925
Borrowings	1,017	3,849	4,866

	2,518	6,273	8,791

Net Interest Income	$(5,900)	$(5,155)	$(11,055)

(1)
—Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands)

TABLE 1A—QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2000	1999	Variance in %	2000	1999	Variance in BP	2000	1999	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$28,561	$31,455	-9.20%	7.32%	7.80%	-0.48%	$1,558,906	$1,608,701	-3.10%
Tax equivalent adjustment	8,289	8,679	-4.49%	2.13%	2.16%	-0.03%	—	—	0.00%

Interest-earning assets—tax equivalent	36,850	40,134	-8.18%	9.45%	9.96%	-0.51%	1,558,906	1,608,701	-3.10%
Interest-bearing liabilities	22,474	19,746	13.82%	5.84%	5.15%	0.69%	$1,525,818	$1,523,276	0.17%

Net interest income / spread	$14,376	$20,388	-29.49%	3.61%	4.81%	-1.20%	$33,088	$85,425	-61.27%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$17,867	$16,653	7.3%	6.89%	6.59%	0.30%	$1,036,250	$1,009,135	2.69%
Trading securities	695	541	28.5%	8.09%	8.45%	-0.36%	34,331	25,635	33.92%
Money market investments	517	66	683.3%	6.19%	5.83%	0.36%	33,377	4,550	633.56%

	19,079	17,260	34.0%	6.91%	6.63%	0.28%	1,103,958	1,039,320	6.22%

Loans:
Real estate (1)	8,054	6,577	22.5%	7.89%	8.24%	-0.35%	408,226	319,393	27.81%
Consumer	740	4,275	-82.7%	13.52%	13.20%	0.32%	21,714	128,469	-83.10%
Financing leases	563	576	-2.3%	11.44%	10.81%	0.63%	5,492	100,371	-94.53%
Commercial and auto loans	125	2,767	-95.5%	9.01%	10.94%	-1.93%	19,516	21,148	-7.72%

	9,482	14,195	-33.2%	8.32%	9.93%	-1.61%	454,948	569,381	-20.10%

	28,561	31,455	-9.2%	7.32%	7.80%	-0.48%	1,558,906	1,608,701	-3.10%

Interest-bearing liabilities:
Deposits:
Savings and demand	765	736	3.9%	2.32%	2.00%	0.32%	130,838	146,257	-10.54%
Time and IRA accounts	8,390	6,870	22.1%	6.17%	5.42%	0.75%	539,662	503,051	7.28%

	9,155	7,606	20.4%	5.42%	4.65%	0.77%	670,500	649,308	3.26%

	Interest			Average rate			Average balance
	2000	1999	Variance in %	2000	1999	Variance in BP	2000	1999	Variance in %
Borrowings:
Repurchase agreements	11,489	9,723	18.2%	6.16%	5.52%	0.64%	740,304	698,850	5.93%
FHLB funds, term notes and other borrowings	1,830	2,417	-24.3%	6.36%	5.52%	0.84%	115,014	175,118	-34.32%

	13,319	12,140	9.7%	6.18%	5.52%	0.66%	855,318	873,968	-2.13%

	22,474	19,746	13.8%	5.84%	5.15%	0.69%	1,525,818	1,523,276	0.17%

Net interest income / spread	$6,087	$11,709	-48.0%	1.48%	2.65%	-1.17%

Interest rate margin				1.60%	2.93%	-1.33%

Excess of interest-earning assets over interest-bearing liabilities							$33,088	$85,425	-61.27%

Interest-earning assets over interest-bearing liabilities ratio							102.17%	105.61%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans (1)	$(4,332)	$(381)	$(4,713)
Investments	1,398	421	$1,819

	(2,934)	40	(2,894)

Interest Expense:
Deposits	473	1,076	$1,549
Borrowings	(250)	1,429	$1,179

	223	2,505	2,728

Net Interest Income	$(3,157)	$(2,465)	$(5,622)

(1)
Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands)

	2nd Quarter			SIX-MONTH PERIOD
	As Restated			As Restated
	2000	1999	variance %	2000	1999	variance %
TABLE 2—NON-INTEREST INCOME SUMMARY
Trust, money management and brokerage fees	$2,676	$2,779	-3.7%	$5,503	$5,406	1.8%
Mortgage banking activities	2,353	1,419	65.8%	3,904	3,377	15.6%

Non-banking service revenues	5,029	4,198	19.8%	9,407	8,783	7.1%

Fees on deposit accounts	561	561	0.0%	1,109	924	20.0%
Bank service charges and commissions	409	656	-37.7%	843	1,215	-30.6%
Other operating revenues	68	181	-62.4%	102	185	-44.9%

Bank service revenues	1,038	1,398	-25.8%	2,054	2,324	-11.6%

Recurrent non-interest income	$6,067	$5,596	8.4%	$11,461	$11,107	3.2%

Recurrent non-interest income to expenses ratio	69.82%	67.08%	4.1%	68.13%	64.99%	4.8%

TABLE 3—NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$2,669	$2,812	-5.1%	$5,364	$5,556	-3.5%
Variable compensation	754	890	-15.3%	1,434	1,967	-27.1%

Compensation and benefits	3,423	3,702	-7.5%	6,798	7,523	-9.6%

Occupancy and equipment	1,778	1,568	13.4%	3,496	3,060	14.2%
Advertising and business promotion	1,003	549	82.7%	1,784	1,272	40.3%
Professional and service fees (1)	660	674	-2.1%	1,165	1,549	-24.8%
Communications	407	374	8.8%	827	778	6.3%
Municipal and other general taxes	488	477	2.3%	976	955	2.2%
Insurance, including deposits insurance	132	138	-4.3%	227	272	-16.5%
Printing, postage, stationery and supplies	141	218	-35.3%	304	415	-26.7%
Other operating expenses	657	642	2.3%	1,245	1,267	-1.7%

Other non-interest expenses	5,266	4,640	13.5%	10,024	9,568	4.8%

Recurrent non-interest expenses	$8,689	$8,342	4.2%	$16,822	$17,091	-1.6%

Relevant ratios and data:
Efficiency ratio	74.89%	49.78%		71.81%	49.02%

Expense ratio	0.78%	0.70%		0.71%	0.71%

Compensation to recurrent non-interest expenses	65.0%	79.8%		67.8%	78.6%

Variable compensation to total compensation	22.0%	24.0%		21.1%	26.1%

Compensation to total average assets	0.81%	0.94%		0.79%	0.90%

Average compensation per employee	$40.4	$44.0		$40.0	$40.8

Average number of full-time employees	339	340		340	362

Bank assets per employee	6,103	5,175		$6,103	$5,175

Total work force:
Banking operations				288	329	-12.5%
Trust operations				27	28	-3.6%
Brokerage operations				14	12	16.7%

				329	369	-10.8%

	2nd Quarter			SIX-MONTH PERIOD
	As Restated			As Restated
	2000	1999	variance %	2000	1999	variance %
(1) Excludes non-operating charges shown on table 4.
TABLE 4 — NON-OPERATING ACTIVITIES
Securities net activity	$510	$60	750.0%	$(3,195)	$659	-584.8%
Trading net activity	105	198	-47.0%	92	65	41.5%
Derivatives activity	(721)	—	-100.0%	(2,341)	—	-100.0%

Securities, derivatives and trading net activities	(106)	258	-141.1%	(5,444)	724	-851.9%

Leasing revenues (discontinued June 2000)	13	367	-96.5%	63	635	-90.1%
Other (expenses)	(423)	(455)	-7.0%	(476)	(245)	94.3%

Other activities	(410)	(88)	365.9%	(413)	390	-205.9%

Total non-operating activities	$(516)	$170	-403.5%	$(5,857)	$1,114	-625.8%

SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands)

	Quarterly Results		Year-to-Date Results
	2000	1999	2000	1999
TABLE 5—ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$6,972	$8,731	$6,837	$9,002
Provision for loan losses	500	1,500	1,900	3,250
Net credit losses — see table 6	(4,474)	(2,572)	(5,739)	(4,593)

Ending balance	$2,998	$7,659	$2,998	$7,659

Selected Data and Ratios:
Outstanding loans	$453,629	$569,436	$453,629	$569,436

Recoveries to net charge-off's	11.7%	28.6%	16.6%	27.8%

Allowance coverage ratio
Total loans	0.66%	1.35%	0.66%	1.35%

Non-performing loans	20.07%	48.73%	20.07%	42.75%

Non-real estate non-performing loans	99.11%	85.79%	99.11%	85.79%

TABLE 6—NET CREDIT LOSSES STATISTICS
Real estate
Charge-offs	$(35)	$(24)	$(35)	$(24)
Recoveries	—	—	—	—

	(35)	(24)	(35)	(24)

Consumer
Charge-offs	(416)	(2,015)	(1,490)	(3,766)
Recoveries	364	597	671	979

	(52)	(1,418)	(819)	(2,787)

Leasing
Charge-offs	(3,684)	(1,429)	(4,171)	(2,403)
Recoveries	170	375	370	662

	(3,514)	(1,054)	(3,801)	(1,741)

Commercial and others
Charge-offs	(932)	(134)	(1,183)	(168)
Recoveries	59	59	99	127

	(873)	(75)	(1,084)	(41)

Net credit losses
Total charge-offs	(5,067)	(3,602)	(6,879)	(6,361)
Total recoveries	593	1,031	1,140	1,768

	$(4,474)	$(2,571)	$(5,739)	$(4,593)

Net credit losses ratio:
Real estate	0.03%	0.03%	0.02%	0.01%

Consumer	0.95%	4.38%	9.70%	4.40%

Leasing	255.96%	3.94%	105.32%	0.00%

Commercial and others	10.09%	1.34%	13.08%	0.77%

Total	3.93%	1.75%	2.56%	1.57%

Average Loans:
Real estate	$408,226	$328,382	$402,153	$331,249
Consumer	21,714	129,541	16,882	126,676
Leasing	5,492	107,006	7,218	107,737
Commercial and others	19,516	22,369	21,990	21,171

Total	$454,948	$587,298	$448,243	$586,833

SELECTED FINANCIAL DATA
QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands)

	Quarterly Results		Year-to-Date Results
	2000	1999	2000	1999
TABLE 7—LOAN LOSS RESERVE BREAKDOWN (as of December 31,):
Consumer			$1,337	$2,468
Financing leases			731	4,241
Commercial and other			215	570

Non-real estate			2,283	7,279
Real estate			715	380

			$2,998	$7,659

TABLE 8—NON-PERFORMING ASSETS (as of December 31,):
Non-performing assets
Non-performing loans			$14,936	$17,917
Foreclosed real estate			1,079	383
Repossessed autos			50	347
Repossessed equipment			—	26

			$16,065	$18,673

Non-performing loans to
Total loans			3.29%	3.15%

Total assets			0.85%	1.05%

Total capital			13.57%	15.49%

TABLE 9—NON-PERFORMING LOANS (as of December 31,):
Non-performing loans
Consumer			$723	$1,072
Financing leases			1,269	6,635
Commercial			1,033	1,221
Non-real estate			3,025	8,928
Real estate			11,911	8,989

Total			$14,936	$17,917

Non-performing loans composition
Consumer			4.8%	6.0%
Financing leases			8.5%	37.0%
Commercial			6.9%	6.8%

Non-real estate			20.3%	49.8%
Real estate			79.7%	50.2%

Total			100.0%	100.0%

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2000 and 1999 and JUNE 30, 2000
(Dollars in thousands)

	As Restated
	December 31, 2000	December 31, 1999	Variance %	June 30, 2000
TABLE 10—ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities and CMOs	$994,117	$831,819	19.5%	$882,455
U.S. and P.R. Government securities	172,675	222,886	-22.5%	262,372
Equity Options Investments	9,113	—	100.0%	—
FHLB stock and other investments	65,626	15,118	334.1%	34,657

	1,241,531	1,069,823	16.1%	1,179,484

Loans:
Real estate	410,119	319,528	28.4%	387,629
Consumer	22,909	132,599	-82.7%	19,699
Financing leases	3,866	96,707	-96.0%	8,785
Commercial and auto	16,735	20,602	-18.8%	24,117

	453,629	569,436	-20.3%	440,230
Consumer loans and leases under contract-to-sell	—	—	0.0%	167,486

	453,629	569,436	-20.3%	607,716
Allowance for loan losses	(2,998)	(7,659)	-60.9%	(6,837)

	450,631	561,777	-19.8%	600,879

Total interest-earning assets	1,692,162	1,631,600	3.7%	1,780,363
Non-interest earning assets	65,550	71,052	-7.7%	69,871

Total assets	$1,757,712	$1,702,652	3.2%	$1,850,234

Investments portfolio composition:
Mortgage-backed securities and CMOs	80.1%	77.8%		74.8%
U.S. and P.R. Government securities	13.9%	20.8%		22.2%
Equity Options Investments	0.7%	0.0%		0.0%
FHLB stock and other investments	5.3%	1.4%		3.0%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	90.4%	56.1%		63.8%
Consumer	5.1%	23.3%		3.2%
Financing leases	0.9%	17.0%		1.4%
Commercial and auto	3.6%	3.6%		31.6%

	100.0%	100.0%		100.0%

	As Restated
	December 31, 2000	December 31, 1999	Variance %	June 30, 2000
TABLE 11—LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Savings and demand deposits	$124,400	$143,263	-13.2%	$130,919
Time deposits and IRA accounts	550,054	497,200	10.6%	587,931

	674,454	640,463		718,850
Accrued interest	2,645	3,912	-32.4%	4,831

	677,099	644,375	5.1%	723,681

Borrowings:
Repurchase agreements	826,299	739,349	11.8%	816,493
FHLB funds	20,000	81,200	-75.4%	70,000
Term notes and other sources of funds	80,000	96,500	-17.1%	86,500

	926,299	917,049	1.0%	972,993

Total interest-bearing liabilities	1,603,398	1,561,424	2.7%	1,696,674
Non interest-bearing liabilities	44,209	25,575	72.9%	35,691

Total liabilities	$1,647,607	$1,586,999	3.8%	$1,732,365

Deposits portfolio composition:
Savings and demand deposits	18.4%	22.2%		18.1%
Time deposits and IRA accounts	81.2%	77.2%		81.2%
Accrued interest and manager checks	0.4%	0.6%		0.7%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	89.2%	80.6%		83.9%
FHLB funds	2.2%	8.9%		7.2%
Term notes and other sources of funds	8.6%	10.5%		8.9%

	100.0%	100.0%		100.0%

TABLE 12—CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders' equity	$110,105	$115,653	-4.8%	$103,611

Leverage Capital (minimum required—4.00%)	7.56%	7.34%	3.0%	7.30%

Total Risk-Based Capital (minimum required—8.00%)	25.27%	26.95%	-6.2%	25.03%

Tier 1 Risk-Based capital (minimum required—4.00%)	24.69%	25.70%	-3.9%	23.78%

Stock data:
Outstanding common shares, net of treasury	12,536	12,569	-0.3%	12,569

Book value	$6.11	$5.60	9.0%	$5.58

Market Price at end of period	$13.31	$15.50	-14.1%	$15.50

Market capitalization	$166,894	$194,826	-14.3%	$194,826

Common Dividend data:
Common dividends declared ytd	$3,785	$1,905	98.7%	$1,905

Common dividends declared per share ytd	$0.300	$0.150	100.0%	$0.150

Payout ratio	-1066.20%	-76.94%	1285.8%	-57.99%

Dividend yield	4.75%	4.60%	3.3%	4.60%

    The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2001:
December 31, 2000	$15.06	$11.00	$0.150

September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 31, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

Fiscal 1999:
June 30, 1999	$29.87	$24.13	$0.150

March 31, 1999	$29.63	$27.50	$0.150

December 31, 1998	$32.00	$28.00	$0.150

September 30, 1998	$32.26	$28.84	$0.113

	As Restated
	December 31, 2000	December 31, 1999	Variance %	June 30, 2000
TABLE 13—FINANCIAL ASSETS SUMMARY
Financial assets:
Trust assets managed	$1,405,775	$1,394,800	0.8%	$1,456,500
Assets gathered by broker-dealer	925,377	864,700	7.0%	914,900

Managed assets	2,331,152	2,259,500	3.2%	2,371,400
Group assets	1,757,712	1,702,652	3.2%	1,850,234

	$4,088,864	$3,962,152	3.2%	$4,221,634

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000

OVERVIEW OF FINANCIAL PERFORMANCE

    Reflecting a rapid return to profitability, the Group posted net income of $2.7 million ($0.17 per share) in the second fiscal quarter ended December 31, 2000, compared with a $1.9 million loss ($0.20 per share) in the previous quarter ended September 30, 2000.

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

    Recurrent non-interest income—trust, money management, brokerage, banking service and mortgage-related fees—for the December 2000 quarter was $6.1 million, increasing nearly 13 percent from $5.4 million in the September 2000 quarter. This increase was fueled by the 52-percent rise in income from mortgage-banking activities, which garnered $2.4 million in the quarter versus $1.6 million in the September 2000 quarter. Overall, recurrent non-interest revenues have steadily increased their contribution to results throughout the past quarters, reaching 52 percent of core revenues versus 35 percent for the quarter ended December 31, 1999.

    For the quarter ended December 31, 2000, the Group booked a $721,000 loss related to Statement of Financial Accounting Standards (SFAS) No. 133. This is in addition to a $1.6 million recorded in the quarter ended September 30, 2000 for derivative activities and the $164,000 unrealized loss (net of tax) for the cumulative effect of a change in accounting principle that were recorded when SFAS 133 was adopted on July 1, 2000.

    The December 2000 quarterly net income of $2.7 million ($0.17 per share) compares with net income of $7.3 million ($0.51 per share) in the quarter ended December 31, 1999. This 58-percent decline is mainly caused by a 45-percent decrease in net credit income from $10.2 million to $5.6 million. This drop results from increases in the cost of funds and the previously reported sale of approximately $170 million in leases and unsecured loans. On the other hand, when comparing both December quarters, recurring non-interest income increased 8.4 percent, helped by mortgage-banking revenues, which increased 66 percent.

    For the six-month period ended December 31, 2000, net income was $838,000 (including the $1.9 million loss posted in the September quarter) or a 94-percent decline from the $14.6 million net income reported in the six-month period ended December 31, 1999. Interest expense increased 23 percent from $37.6 million to $46.4 million and interest income decreased four percent from $61.2 million to $58.9 million this past semester. The effects of these variances were partially mitigated by a 42-percent reduction in the provision for loan losses and a 16-percent increase in mortgage-banking revenues.

    The Company's total financial assets (banking assets plus assets managed by the trust and broker-dealer divisions) increased three percent to $4.089 billion as of December 31, 2000, from $3.962 billion as of December 31, 1999. The Company's bank assets increased three percent to $1.758 billion, up from $1.703 billion the year before. Assets managed by the Group's trust department and broker-dealer subsidiary increased two percent to $2.331 billion as of December 31, 2000, from $2.285 billion a year earlier.

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

NON-OPERATING ACTIVITIES

    As seen in Table 4, the Group reported derivative activities related to Statement of Financial Accounting Standards 133 (please see Note 1 to the Unaudited Consolidated Financial Statements). This new accounting principle requires the recognition of derivatives on the balance sheet at fair value, while derivatives that are not hedges must be recognized in the statement of income based upon the difference between fair value and the carrying amount. The SFAS 133 valuation resulted in a $721,000 loss for the quarter ended December 31, 2000; added to the $1.6 million loss in the September 2000 quarter brings the year-to-date total to $2.3 million. The Group had reported a transition adjustment for an unrealized loss of $164,000 (net of tax) to book the cumulative effect of the change in accounting principle made in the first quarter ended September 30, 2000.

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

PROVISION (CREDIT) FOR INCOME TAXES

    Income taxes for the second quarter of fiscal 2001 reflect a credit of $23,000 compared with a $298,000 provision made in the same quarter of fiscal 2000. The credit resulted from losses related to the aforementioned non-operating activities. In addition, the difference between the tax credit and the maximum statutory tax rate for the Group, which is 39 percent, is primarily due to tax-exempt interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

    As of December 31, 2000, the Group's total assets amounted to $1.758 billion, an increase of 3.2 percent when compared to $1.703 billion a year ago. At the same date, interest-earning assets reached $1.692 billion, up 3.7 percent versus $1.632 billion a year earlier.

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

    A strong growth in mortgage-backed securities drove the investment portfolio expansion, increasing 19.5 percent to $994 million (79.0 percent of the total portfolio) from $831.9 million (77.8 percent of the total portfolio) the year before, in part reflecting the Group's strategy of pooling residential real estate loans to create mortgage-backed securities.

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

    The second largest component of the Group's loan portfolio is consumer loans, representing just above five percent of the portfolio versus 23.3 percent a year before—an amount expected to remain at a minimum. Commercial loans, mostly collateralized by real estate, are the Group's third largest category with $16.7 million or 3.6 percent of the portfolio. The Group expects to increase its efforts in originating low-risk commercial loans. On the other hand, the Group discontinued originating leases on June 30, 2000; finance leases remaining in the portfolio represent less than one percent of the total portfolio.

LIABILITIES AND FUNDING SOURCES

    As shown in Table 11, as of December 31, 2000, the Group's total liabilities reached $1.648 billion, 3.8 percent higher than the $1.587 billion reported a year earlier. Interest-bearing liabilities, the Group's principal funding source, amounted to $1.603 billion at the end of the second quarter of fiscal 2001 versus $1.561 billion the year before, a 2.7 percent increase. The rise in deposits, mainly time deposits and IRA accounts, helped drive this growth.

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

    As of December 31, 2000, deposits (the second largest category of the Group's interest-bearing liabilities) reached $677.1 million, up 3.8 percent versus $644.4 million a year ago. A 36.5 percent increase in IRA accounts (from $158 million last year to $216 million) plus a 17.1 increase in retail deposits (from $164 million to $192 million) helped offset a 25.2 percent decline in wholesale deposits, which went from $175.7 million to $131.5 million.

STOCKHOLDERS' EQUITY

    Stockholders' equity data is provided in Table 12. As of December 31, 2000, total stockholders' equity was $110.5 million from $115.7 million at December 1999. The main reasons for this decrease were the mark-to-market effect of SFAS 133 (see Note 1 to the Unaudited Consolidated Financial Statements) combined with dividends paid and the repurchase of over 280,000 common shares. The effects of these items were partially offset by earnings posted during the quarter and a positive change in the market value of securities available-for-sale. Please see the Group's "Consolidated Statements of Changes in Stockholder's Equity and of Comprehensive Income" for more details.

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

GROUP'S FINANCIAL ASSETS

    Table 13 shows the Group's total financial assets, which include the Group's assets plus client assets managed by the Group's trust department and brokerage subsidiary. As of December 31, 2000, total financial assets reached $4.089 billion—up 3.2 percent from $3.962 billion a year ago. Assets owned by the Group (of which 99 percent are owned by the Group's banking subsidiary) are the main component of the Group's financial assets. These assets are explained in a previous section entitled Group's Assets.

    The Group's second largest financial asset component is managed by the Group's trust department, which includes various types of IRA products, 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of December 31, 2000, total assets managed by the Group's trust amounted $1.406 billion, less than one percent below $1.413 billion a year ago. The bearish market experienced in calendar year 2000 affected the valuation of assets under management. This decrease in valuation was partially offset by the Groups' extremely successful IRA campaign, as IRAS managed by the trust increased from $548 million to $576 million in during the year.

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

    The principal factors that the Group uses to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with qualitative factors such as: the growth of the loan portfolio, credit concentrations (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections, general economic conditions and unusual events such as hurricanes.

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

    Loan loss ratios and credit risk categories are updated on an annual basis and applied in the context of GAAP and following the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions.

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

    REAL ESTATE LOANS—are placed on non-accrual basis when they become 90 days or more past due, except well-secured residential loans, and are charged-off based on the specific evaluation of the underlying collateral. As of December 31, 2000, the Group's non-performing real estate loans totaled $11.9 million (79.7 percent of non-performing loans). Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

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

    FINANCE LEASES—are placed on non-accrual status when they become 90 days past due. As of December 31, 2000, the Group's non-performing financing leases portfolio amounted to $1.3 million (8.5 percent of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

    CONSUMER LOANS—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. As of December 31, 2000, the Group's non-performing consumer loans amounted to $723,000 (4.8 percent of the Group's total non-performing loans).

    FORECLOSED REAL ESTATE—initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. As of December 31, 2000, foreclosed real estate balance was $1.1 million.

    OTHER REPOSSESSED ASSETS—initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. As of December 31, 2000, the repossessed assets amounted to $50,000.

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

ITEM 2. CHANGES IN SECURITIES—NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS—NONE

    Three matters were submitted and approved at the annual meeting of stockholders held on December 15, 2000 in San Juan, Puerto Rico, where 12,556,135 shares were entitled to vote. The first proposal, approved by 86 percent of voting shares, was the nomination of three directors, Jose E. Fernandez, Efrain Archilla and Julian S. Inclán, for three-year terms expiring in 2003. The other members of the Board of Directors are: Pablo I. Altieri, Diego Perdomo, Francisco Arriví, Emilio Rodríguez, Jr., and Alberto Richa. The second matter considered was the Group's 2000 Incentive Stock Option Plan, approved by approximately 80 percent of voting shares. The third matter, approved by 86 percent of voting shares, was the appointment of the Group's external auditors, PricewaterhouseCoopers LLP.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A—FINANCIAL STATEMENTS SCHEDULES

    No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto.

B—REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

C—EXHIBITS

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC. (REGISTRANT)

By: /s/ Jose E. Fernandez
Jose E. Fernandez,
 Chairman of the Board of Directors, President and Chief Executive Officer
Date: February 14, 2001

By: /s/ Rafael Valladares
Rafael Valladares,
 Senior Vice-President and Principal Financial Officer
Date: February 14, 2001

QuickLinks

TABLE OF CONTENTS
ORIENTAL FINANCIAL GROUP INC. Notes to Unaudited Consolidated Financial Statements
  NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE 2—INVESTMENTS AND SECURITIES
  NOTE 3—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
  NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME
  NOTE 5—PLEDGED ASSETS
  NOTE 6—INTEREST RATE RISK MANAGEMENT
  NOTE 7—SEGMENT REPORTING
Table of Contents
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER AND SIX-MONTH PERIOD ENDED DECEMBER 31, 2000
PART—2
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES—NONE
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS—NONE
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES