Form 10-Q
period 2001-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2001-05-15
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001

COMMISSION FILE NO. 001-12647

ORIENTAL FINANCIAL GROUP INC.

INCORPORATED IN THE COMMONWEALTH OF PUERTO RICO

IRS EMPLOYER IDENTIFICATION NO. 66-0538893

PRINCIPAL EXECUTIVE OFFICES:

Monacillos Ward
1000 San Roberto Street
Rio Piedras, Puerto Rico 00926
Telephone Number: (787) 771-6800

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
AS OF THE LAST PRACTICABLE DATE:

13,812,835 COMMON SHARES ($1.00 PAR VALUE PER SHARE)
OUTSTANDING AS OF APRIL 30, 2001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000
(IN THOUSANDS)

	March 31, 2001	June 30, 2000
ASSETS
Cash and due from banks	$15,691	$10,322

Investments:
Money market investments	66,475	23,511
Trading securities, at fair value	53,502	64,443
Investment securities available-for-sale, at fair value	1,189,129	282,900
Investment securities held-to-maturity, at amortized cost (fair value June 30, 2000—$770,851)	—	797,484
Federal Home Loan Bank (FHLB) stock, at cost	12,697	11,146
Equity options investments	10,216	—

Total investments	1,332,019	1,179,484

Loans:
Loans held-for-sale, at lower of cost or market	61,612	180,788
Loans receivable, net of allowance for loan losses of $2,821	366,700	420,090

Total loans, net	428,312	600,878

Accrued interest receivable	16,278	13,485
Foreclosed real estate, net	1,007	398
Premises and equipment, net	21,038	21,706
Other assets, net	24,676	23,961

Total assets	$1,839,021	$1,850,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Savings and demand	$126,961	$130,919
Time and IRA accounts	544,926	587,931

	671,887	718,850
Accrued interest	3,645	4,831

Total deposits	675,532	723,681

Borrowings:
Securities sold under agreements to repurchase	902,994	816,493
Advances and borrowings from FHLB	27,980	70,000
Term notes	60,000	86,500

Total Borrowings:	990,974	972,993

Accrued expenses and other liabilities	53,934	35,691

Total liabilities	1,720,440	1,732,365

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; shares issued and outstanding 1,340,000	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; shares issued 13,811,585 (June 30, 2000—13,805,135)	13,812	13,805
Additional paid-in capital	23,824	23,786
Legal surplus	10,684	10,578
Retained earnings	77,615	79,809
Treasury stock, at cost, 1,325,699 shares (June 30, 2000—1,107,799)	(29,910)	(27,116)
Accumulated other comprehensive loss, net of deferred taxes credit of $151 (June 30, 2000—$1,413)	(10,944)	(16,493)

Total stockholders' equity	118,581	117,869

Total liabilities and stockholders' equity	$1,839,021	$1,850,234

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

	3rd Quarter		Nine-Month Period
	2001	As Restated 2000	2001	As Restated 2000
Interest income:
Loans and leases	$10,073	$13,583	$28,620	$41,683
Mortgage-backed securities	16,969	14,140	47,450	39,472
Investment securities	2,007	4,157	8,828	11,797
Money market investments	864	52	3,944	173

Total interest income	29,913	31,932	88,842	93,125

Interest expense:
Deposits	9,015	7,788	27,780	22,628
Securities sold under agreements to repurchase	12,818	11,092	36,532	29,032
Other borrowed funds	1,498	2,306	5,377	7,093

Total interest expense	23,331	21,186	69,689	58,753

Net interest income	6,582	10,746	19,153	34,372
Provision for credit losses	506	1,500	2,406	4,750

Net credit income	6,076	9,246	16,747	29,622

Non-interest income:
Trust, money management and brokerage fees	2,855	3,378	8,358	8,784
Mortgage banking activities	2,681	1,293	6,585	4,670
Banking service revenues	1,147	1,297	3,201	3,620
Net gain (loss) on sale of securities available-for-sale	1,370	407	(1,825)	1,066
Derivatives activities loss	(667)	—	(3,007)	—
Trading net activity	141	(59)	234	6
Leasing revenues	8	179	71	814

Total non-interest income	7,535	6,495	13,617	18,960

Non-interest expenses:
Compensation and benefits	3,703	3,862	10,502	11,386
Occupancy and equipment, net	1,819	1,579	5,315	4,639
Advertising and business promotion	1,157	845	2,941	2,116
Professional and service fees	936	1,000	2,577	2,794
Communications	387	454	1,214	1,231
Taxes other than on income	487	477	1,463	1,432
Insurance, including deposit insurance	124	100	351	372
Printing, postage, stationery and supplies	165	237	469	652
Other	663	680	1,910	1,948

Total non-interest expense	9,441	9,234	26,742	26,570

Income before income taxes	4,170	6,507	3,622	22,012
Income taxes (credit)	(353)	406	(1,902)	1,334

Net income before cumulative effect of change in accounting principle, net of taxes	4,523	6,101	5,524	20,678
Cumulative effect of change in accounting principle, net of taxes	—	—	(164)	—

Net income	4,523	6,101	5,360	20,678
Less: Dividends on preferred stock	(597)	(597)	(1,790)	(1,790)

Net income available to common shareholders	$3,926	$5,504	$3,570	$18,888

Income per common share:
Basic before cumulative effect of change in accounting principles	$0.31	$0.43	$0.30	$1.48

Diluted before cumulative effect of change in accounting principles	$0.31	$0.42	$0.29	$1.45

Basic after cumulative effect of change in accounting principles	$0.31	$0.43	$0.28	$1.48

Diluted after cumulative effect of change in accounting principles	$0.31	$0.42	$0.28	$1.45

Average common shares outstanding	12,514	12,794	12,572	12,806
Average potential common share options	262	348	189	259

	12,776	13,142	12,761	13,065

Dividends per common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS)

	3rd Quarter		Nine-Month Period
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000	2001	As Restated 2000	2001	As Restated 2000
Preferred stock:
Balance at beginning of year			$33,500	$33,500
Issuance of preferred stock			—	—

Balance at end of year			33,500	33,500

Common stock:
Balance at beginning of year			13,805	13,739
Stock options exercised			7	33

Balance at end of year			13,812	13,772

Additional paid-in capital:
Balance at beginning of year			23,786	23,313
Stock options exercised			38	114

Balance at end of year			23,824	23,427

Legal surplus:
Balance at beginning of year			10,578	8,673
Transfer from retained earnings			106	804

Balance at end of year			10,684	9,477

Retained earnings:
Balance at beginning of year—as previously reported			—	79,920
Amount of restatement, net of taxes			—	(7,734)
Beginning balance—as restated			79,809	72,186
Net income			5,360	20,678
Dividends declared on common stock			(5,658)	(5,754)
Dividends declared on preferred stock			(1,790)	(1,790)
Transfer to legal surplus			(106)	(804)

Balance at end of year			77,615	84,516

Treasury stock:
Balance at beginning of period			(27,116)	(23,401)
Treasury stock purchased			(2,794)	(2,093)

Balance at end of year			(29,910)	(25,494)

Accumulated other comprehensive loss, net of deferred taxes:
Balance at beginning of year			(16,493)	(11,712)
Other comprehensive gain (loss) for the period ended, net of taxes			5,549	(7,262)

Balance at end of year			(10,944)	(18,974)

Total stockholders' equity			$118,581	$120,224

COMPREHENSIVE INCOME:
Net income	$4,523	$6,101	$5,360	$20,678

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities arising during the period	10,844	765	51,040	(8,221)
Realized (loss) gains included in net income	1,370	407	(1,825)	1,066
Unrealized (loss) on derivatives designated as cash flows hedges arising during the period	(4,686)	—	(14,876)	—
Amount reclassified into earnings during the period	95	—	283	—
Income tax credit (expense) related to items of other comprehensive income	(495)	—	(1,906)	(107)

	7,128	1,172	32,716	(7,262)
Cummulative effect of change in accounting principle, net of taxes	—	—	(27,167)	—

Other comprehensive income (loss) for the period	7,128	1,172	5,549	(7,262)

Comprehensive Income	$11,651	$7,273	$10,909	$13,416

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS)

	2001	As Restated 2000
Cash flows from operating activities:
Net income	$5,360	$20,678

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(418)	256
Amortization of premiums and accretion of discounts on investment securities	(256)	54
Depreciation and amortization of premises and equipment	3,240	2,377
Provision for loan losses	2,406	4,750
Loss (gain) on sale of securities available-for-sale	1,825	(1,066)
Derivatives activities	3,007	—
Gain (loss) on loans under contract-to-sell	—	—
Gain on sale of servicing assets	—	—
Mortgage banking activities	(6,585)	(4,670)
Proceeds from sale of loans held-for-sale	96,008	27,795
Increase (decrease):
Accrued expenses, other and derivatives liabilities, net	(31,632)	(3,196)
Accrued interest deposits	(1,186)	(110)
(Increase) decrease in:
Trading securities	10,941	(17,233)
Accrued interest receivable	(2,793)	(1,344)
Deferred taxes	127	—
Other assets	(1,451)	(765)

Total adjustments	73,233	6,848

Net cash (used) provided by operating activities	78,593	27,526

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(567,169)	(180,500)
Purchases of investment securities held-to-maturity	(49,750)	(90,700)
Purchases of FHLB stock	(1,551)	—
Maturities and redemptions of investment securities available-for-sale	237,670	66,851
Maturities and redemptions of investment securities held-to-maturity	79,784	56,262
Redemptions of FHLB stock	—	2,500
Proceeds from sales of investment securities available-for-sale	329,815	56,813
Proceeds from sale of consumer loans and leases portfolios	167,900	—
Loans production (origination and purchases), net	(185,184)	(101,182)
Capital expenditures	(2,572)	(2,817)

Net cash provided (used) by investing activities	68,675	(192,773)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	(46,963)	(3,166)
Securities sold under agreements to repurchase	86,501	158,534
Advances and borrowings from FHLB	(42,020)	25,975
Repayments of term notes and other borrowings	(26,500)	(20,000)
Proceeds from exercise of stock options	45	501
Treasury stock acquired	(2,794)	(2,093)
Dividends paid	(7,472)	(7,560)

Net cash (used) provided by financing activities	(39,203)	152,191

Increase (decrease) in cash and cash equivalents	48,333	(13,056)
Cash and cash equivalents at beginning of year	33,833	35,933

Cash and cash equivalents at end of year	$82,166	$22,877

Cash and cash equivalents include:
Cash and due from banks	$15,691	$11,663
Money market investments	66,475	11,214

	$82,166	$22,877

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$72,250	$56,810

Income taxes paid	$—	$1,050

Investment securities available-for-sale transferred to held-to-maturity	$—	$263,793

Investment securities held-to-maturity transferred to available-for-sale	$766,848	$—

Real estate loans securitized into mortgage-backed securities	$98,440	$57,620

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

    In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement, the financial position of the Group at March 31, 2001 and June 30, 2000, and the results of operations and cash flows for the third quarter and nine-month period ended March 31, 2001 and 2000.

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

Money Market Investments

    At March 31, 2001 and June 30, 2000 the Group's money market investments were comprised of:

	(In thousands)
	March 31,	June 30,
Time deposits with other banks	1,300	1,350
Money market accounts and other short-term investments	65,175	22,161

	$66,475	$23,511

Trading Securities

    A summary of trading securities owned by the Group at March 31, 2001 and June 30, 2000 is as follows:

	(In thousands)
	March 31,	June 30,
U.S. Treasury securities	$2,587	$42,734
P.R. Government securities	424	13,513
Mortgage-backed securities	48,335	6,058
CMO residuals, interest only	2,156	2,138

	$53,502	$64,443

    At March 31, 2001, the Group's trading portfolio weighted average yield was 7.31% (June 30, 2000—7.49%).

Investment securities

    With the adoption of Statement No. 133 (See Note 5), "Accounting for Derivative Instruments and Hedging Activities", management reclassified the portfolio of investments Held-to-Maturity to the Available-for-Sale investment category. The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at March 31, 2001 and June 30, 2000, were as follows:

	March 31, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale:
US Treasury securities	$3,634	$129	$—	$3,763	7.31%
US Government agencies securities	36,689	378	—	37,067	7.04%
Other debt securities	9,287	—	—	9,287	8.33%
PR Government securities	4,424	26	70	4,380	7.19%
CMOs	224,552	1,093	1,006	224,640	6.72%
FNMA and FHLMC certificates	622,069	5,312	455	626,926	6.60%
GNMA certificates	277,404	5,911	249	283,066	7.17%

Total available for sale	1,178,059	12,849	1,780	1,189,129	6.78%
Equity options	10,216	—	—	10,216	0.00%
FHLB stock	12,697	—	—	12,697	7.54%
Total investments	$1,200,972	$12,849	$7,780	$1,212,042	6.79%

	June 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale:
US Treasury securities	$87,710	$3	$4,979	$82,734	5.18%
US Government agencies securities	104,482	—	3,842	100,640	6.81%
Other debt securities	4,417	—	66	4,351	8.32%
PR Government securities	465	5	19	451	6.19%
CMOs	212	—	—	212	5.78%
FNMA and FHLMC certificates	56,743	100	99	56,744	8.00%
GNMA certificates	37,875	154	261	37,768	7.62%

Total available for sale	291,904	262	9,266	282,900	6.68%
FHLB stock	11,146	—	—	11,146	6.27%

	$303,050	$262	$9,266	$294,046	6.66%

	June 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Held-to-Maturity
PR Government securities	3,551	3	24	3,530	7.89%
US Government agencies securities	9,993	—	457	9,536	6.46%
CMOs	110,967	—	6,316	104,651	6.52%
Other debt securities	4,864	—	—	4,864	8.32%
FNMA and FHLMC certificates	295,039	54	11,601	283,492	6.61%
GNMA certificates	373,070	469	8,761	364,778	7.19%

	797,484	526	27,159	770,851	6.88%

Total investments	$1,100,534	$788	$36,425	$1,064,897	6.82%

    The amortized cost and estimated fair value of the Group's investment securities at March 31, 2001, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$60,078	$60,018	$—	$—	$71,055	$70,832
After 1 year to 5 years	4,406	4,538	—	—	4,420	4,497
After 5 years to 10 years	59,962	60,722	—	—	119,888	120,103
Due after 10 years	1,053,612	1,063,851	—	—	943,072	943,874
Equity options	—	—	—	—	10,216	10,216
FHLB stock	—	—	—	—	12,697	12,697

	$1,178,059	$1,189,129	$—	$—	$1,200,972	$1,212,042

    Proceeds from the sale of investment securities available-for-sale during the first nine months of fiscal 2001 totaled $329,815,000 (2000—$56,813,000). Gross realized gains and losses on those sales were $3,772,000 and $5,597,000 respectively (2000—$1,077,000 and $11,000).

NOTE 3—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

    The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions include a diversified number of industries and activities such as individuals, sole proprietorships, partnerships, manufacturing, tourism, government, insurance and not-for-profit organizations, all of which are encompassed within three main categories: mortgage, commercial and consumer. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans. The composition of the Group's loan portfolio at March 31, 2001 and June 30, 2000 was as follows:

	(In thousands)
	March 31,	June 30,
Loans secured by real estate:
Residential	$247,312	$331,150
Non-residential real estate loans	4,546	4,974
Home equity loans and personal loans collateralized by real estate	70,542	40,306

	322,400	376,430
Less: net deferred loan fees	(3,117)	(2,103)

	319,283	374,327

Other loans:
Commercial	24,647	24,117
Personal consumer loans and credit lines	22,896	19,698
Financing leases, net of unearned interest	2,695	8,785

	50,238	52,600

Loans receivable	369,521	426,927
Allowance for loan losses	(2,821)	(6,837)

Loans receivable, net	366,700	420,090
Loans held-for-sale	61,612	180,788

Total loans, net	$428,312	$600,878

Allowance for Loan Losses

    The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan loss policy provides for a detailed quarterly analysis of losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

    While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 5 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the third quarter and nine-month period ended March 31, 2001 and 2000.

    The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2001 and June 30, 2000, the Group determined that no impairment reserve was necessary.

NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Accumulated other comprehensive income (loss) as of March 31 consists of:

	2001	2000
	(In thousands)
Unrealized loss (gain) on derivatives, net of amount reclassified into earnings of $283	$(253)	—
Unrealized loss on derivatives designated as cash flows hedges	(14,876)	—
Unrealized loss (gain) on securities	4,185	—

	$10,944	$—

NOTE 5—PLEDGED ASSETS:

    At March 31, 2001, residential mortgage loans and investment securities amounting to $229,925,000 (June 30, 2000—$254,312,000), and $1,175,794,000 (June 30, 2000—$1,062,000,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 6—INTEREST RATE RISK MANAGEMENT:

    The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at March 31, 2001 and June 30, 2000 are set forth in the table below:

	March 31,	June 30,
	(Dollars in thousands)
Swaps:
Pay fixed swaps notional amount	$250,000	$100,000
Weighted average pay rate—fixed	7.02%	7.07%
Weighted average receive rate—floating	5.10%	6.76%
Maturity in months	15 - 117	24
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Maturity in months	13	23

    The agreements were signed to convert a roll-over program of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts used to express the volume of the swaps. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, where considered necessary. The Group does not anticipate nonperformance by the counterparties.

    The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses interest rate swap agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a semiannual fixed interest cost. At March 31, 2001, the notional amount of these agreements totaled $155,450,000 (June 30, 2000—$132,975,000) at a weighted average rate of 5.79% (June 30, 2000—5.84%).

    The Group offers its customers certificates of deposit with high interest rates and uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements, the Group pays a floating rate (90 days LIBOR less a spread) and receives a fixed payment (the cost of the certificates of deposit). These swaps mature in seven years with an option to cancel after the third year. This option is at the counterparty's call. The certificates of deposit are issued with this same option, the Group has the right to call the certificates of deposit. At March 31, 2001, the notional amount of these agreements totaled $10,000,000 (June 30, 2000—$40,000,000) at a weighted average rate of 6.63% (June 30, 2000—5.82%).

Derivatives and Hedging Activities

    In June 1998, the Financial Accounting Standard Board issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities". The Statement requires the Group to recognize all derivatives on the balance sheet at fair value. The changes in value of derivatives must be adjusted to fair value through income or other comprehensive income. If derivative meet the criteria and qualify as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either charged to earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    Prior to the adoption of Statement No. 133 on July 1, 2000, substantially all of the Group derivatives were accounted for as off-balance sheet hedging contracts not marked-to-market. The Group designated no hedge accounting during the quarter ended on September 30, 2000. However, during the quarter ended December 31, 2000, the Group designated hedge accounting for its interests rates swaps which are hedging a portion of the Group's borrowings.

    The adoption of Statement No. 133 on July 1, 2000 resulted in a transition adjustment for the cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statement of Income and $875,000 unrealized loss ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statement of Changes in Stockholder's Equity and of Comprehensive Income. The transition adjustment in the comprehensive income also includes an unrealized loss of $26,633 on Securities transferred from held-to-maturity to available for sale on July 1, 2000. In addition, a $667,000 and $3.0 million of unrealized losses ($407,000 and $1.8 million net of tax effect) were charged to earnings for the quarter and nine-months ended March 31, 2001, respectively, and reflected as "Derivatives Activities Income (loss)" in the Consolidated Statement of Income. Unrealized losses of $4.6 million and $14.9 million were charged to other comprehensive income during the quarter and nine-months ended March 31, 2001, respectively.

    The fair value of derivatives is recognized as either assets or liabilities in the Consolidated Statement of Financial Condition as of March 31, 2001, as follows: $10.2 million in "Investments", $39.7 million in "Deposits" and $20.2 million in "Accrued Expenses and Other Liabilities".

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

    The Group's largest business segment is retail banking, which is mainly comprised of the Bank's branches and loan centers with such retail products as deposits and consumer loans. Commercial and finance leasing, which were discontinued on June 30, 2000, are considered in the retail business. This segment is also responsible for the Bank's mortgage loans portfolio, and the Group's investment portfolios and treasury functions.

    The Group's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust) and the registered broker-dealer subsidiary (Oriental Financial Services). The core operations of this segment are financial planning, money management and investment brokerage services, as well as corporate and individual trust services. The last business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Following are the results of operations and the selected financial information by operating segment for each of the third quarter and nine-month period ended March 31:

	Nine-month period ended March 31
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
	(Dollars in thousands)
Fiscal 2001
Net interest income	$18,956	$197	$—	$—	$19,153
Non-interest income(charges)	(985)	8,488	7,959	(1,845)	13,617
Non-interest expenses	20,427	5,386	2,774	(1,845)	26,742
Provision for loan losses	2,406	—	—	—	2,406

Income (loss) before taxes	$(4,862)	$3,299	$5,185	$—	$3,622

Total assets	$1,834,416	$5,223	$2,000	$(2,618)	$1,839,021

Fiscal 2000
Net interest income	$33,884	$488	$—	$—	$34,372
Non-interest income(charges)	5,170	8,772	5,238	(220)	18,960
Non-interest expenses	19,367	4,538	2,885	(220)	26,570
Provision for loan losses	4,750	—	—	—	4,750

Income before taxes	$14,937	$4,722	$2,353	$—	$22,012

Total assets	$1,734,139	$5,745	$2,000	$(90)	$1,743,181

	Third quarter ended results March 31
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
	(Dollars in thousands)
Fiscal 2001
Net interest income	$6,516	$66	$—	$—	$6,582
Non-interest income(charges)	2,019	2,907	3,181	(572)	7,535
Non-interest expenses	6,985	2,223	805	(572)	9,441
Provision for loan losses	506	—	—	—	506

Income (loss) before taxes	$1,044	$750	$2,376	$—	$4,170

Total assets	$1,834,416	$5,223	$2,000	$(2,618)	$1,839,021

Fiscal 2000
Net interest income	$10,586	$109	$—	$—	$10,746
Non-interest income(charges)	1,619	3,410	1,504	(6)	6,495
Non-interest expenses	6,310	1,634	592	(6)	9,234
Provision for loan losses	1,500	—	—	—	1,500

Income before taxes	$3,710	$1,885	$912	$—	$6,507

Total assets	$1,734,139	$7,132	$2,000	$(90)	$1,743,181

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

	Quarterly Results			Nine-Month Period
	As Restated			As Restated
	2001	2000	Variance %	2001	2000	Variance %
EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$29,913	$31,932	(6.3)%	$88,842	$93,125	(4.6)%
Interest expense	23,331	21,186	10.1%	69,689	58,753	18.6%

Net interest income	6,582	10,746	(38.7)%	19,153	34,372	(44.3)%
Provision for credit losses	506	1,500	(66.3)%	2,406	4,750	(49.3)%

Net credit income	6,076	9,246	(34.3)%	16,747	29,622	(43.5)%
Recurrent non-interest income	6,683	5,968	12.0%	18,144	17,074	6.3%

Net core revenues	12,759	15,214	(16.1)%	34,891	46,696	(25.3)%
Recurrent non-interest expenses	9,145	9,094	0.6%	25,970	26,185	(0.8)%

Core operating activities	3,614	6,120	(40.9)%	8,921	20,511	(56.5)%

Non operating non-interest income (charges)	852	527	61.7%	(4,527)	1,886	(340.0)%
Non operating non-interest expenses	(296)	(140)	111.4%	(772)	(385)	100.5%

Total non-operating activities gain (losses)	556	387	43.7%	(5,299)	1,501	(453.0)%

Income before taxes	4,170	6,507	(35.9)%	3,622	22,012	(83.5)%
Income (credit) taxes	(353)	406	(186.9)%	(1,902)	1,334	(242.6)%

Income before cumulative effect of change in accounting principle	4,523	6,101	(25.9)%	5,524	20,678	(73.3)%
Cumulative effect of change in accounting principle, net of taxes	—	—	0.0%	(164)	—	(100.0)%

Net income	4,523	6,101	(25.9)%	5,360	20,678	(74.1)%
Less: dividends on preferred stock	(597)	(597)	0.0%	(1,790)	(1,790)	0.0%

Net income available to common shareholders	$3,926	$5,504	(28.7)%	$3,570	$18,888	(81.1)%

Earnings per share:
Basic before cumulative effect of change in GAAP	$0.31	$0.43	(27.9)%	$0.30	$1.48	(79.7)%

Basic after cumulative effect of change in GAAP	$0.31	$0.43	(27.9)%	$0.28	$1.48	(81.1)%

Diluted before cumulative effect of change in GAAP	$0.31	$0.42	(26.2)%	$0.29	$1.45	(80.0)%

Diluted after cumulative effect of change in GAAP	$0.31	$0.42	(26.2)%	$0.28	$1.45	(80.7)%

Average shares and potential shares	12,776	13,142	(2.8)%	12,761	13,065	(2.3)%

Book value	$6.81	$6.80	0.2%	$6.81	$6.80	0.2%

Market price at end of period	$13.35	$19.00	(29.7)%	$13.35	$19.00	(29.7)%

Dividends declared per share	$0.15	$0.15	0.0%	$0.45	$0.45	0.7%

Dividends declared	$1,873	$1,920	(2.4)%	$5,658	$5,753	(1.7)%

PERIOD END BALANCES (as of March 31,) AND FINANCIAL RATIOS:
Total financial assets
Trust assets managed				$1,398,531	$1,387,300	0.8%
Broker-dealer assets gathered				881,885	925,500	(4.7)%

Assets managed				2,280,416	2,312,800	(1.4)%
Group total assets				1,839,021	1,743,181	5.5%

				$4,119,437	$4,055,981	1.6%

Interest-earning assets
Investments				$1,332,019	$1,091,643	22.0%
Loans and leases (including held-for-sale)				428,312	579,365	(26.1)%

				$1,760,331	$1,671,008	5.3%

Interest-bearing liabilities
Deposits				$675,532	$652,687	3.5%
Repurchase agreements				902,994	754,760	19.6%
Borrowings				87,980	180,875	(51.4)%

				$1,666,506	$1,588,322	4.9%

Stockholders' equity
Preferred equity				$33,500	$33,500	0.0%
Common equity				85,081	87,079	(2.3)%

				$118,581	$120,579	(1.7)%

Capital Ratios:
Leverage capital				7.08%	8.59%

Total risk-based capital				21.41%	26.30%

Tier 1 risk-based capital				20.95%	25.05%

Financial ratios (in percent)
Return on average assets (ROA)	1.03%	1.41%		0.39%	1.65%

Return on average common equity (ROE)	19.79%	23.76%		6.04%	27.78%

Efficiency ratio	71.13%	54.66%		71.56%	50.84%

Expense ratio	0.66%	0.74%		0.69%	0.72%

Interest rate margin	1.79%	2.60%		1.57%	2.84%

Number of banking offices	19	19		19	19

SELECTED FINANCIAL DATA
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 1—NINE-MONTH PERIOD ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000	Variance in %	2001	2000	Variance in BP	2001	2000	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$88,842	$93,125	(4.60)%	7.21%	7.67%	(0.46)%	$1,644,746	$1,616,200	1.77%
Tax equivalent adjustment	25,797	25,663	0.52%	3.14%	3.18%	(0.04)%	—	—	0.00%

Interest-earning assets—tax equivalent	114,639	118,788	(3.49)%	10.35%	10.85%	(0.50)%	1,644,746	1,616,200	1.77%
Interest-bearing liabilities	69,689	58,753	18.61%	5.94%	5.12%	0.82%	1,562,934	1,524,450	2.52%

Net interest income / spread	$44,950	$60,035	(25.13)%	4.41%	5.73%	(1.32)%	$81,812	$91,750	(10.83)%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$55,271	$49,684	11.2%	6.83%	6.53%	0.30%	$1,079,242	$1,012,880	6.55%
Investment management fees	(704)	—	(100.0)%	(0.08)%	0.00%	(0.08)%	—	—	0.00%

Total investment securities	54,567	49,684	9.8%	6.75%	6.53%	0.22%	1,079,242	1,012,880	6.55%
Trading securities	1,711	1,585	7.9%	7.78%	7.62%	0.16%	29,304	27,720	5.71%
Money market investments	3,944	173	2179.8%	6.17%	6.62%	(0.45)%	85,205	3,476	2351.24%

	60,222	51,442	17.1%	6.73%	6.56%	0.17%	1,193,751	1,044,076	14.34%

Loans:
Real estate(1)	24,240	19,068	27.1%	8.00%	7.70%	0.30%	404,108	330,078	22.43%
Consumer	2,202	12,663	(82.6)%	15.76%	13.31%	2.45%	18,613	126,242	(85.26)%
Financing leases	1,794	1,770	1.4%	10.72%	11.67%	(0.95)%	5,981	95,677	(93.75)%
Commercial and auto loans	384	8,182	(95.3)%	8.55%	11.35%	(2.80)%	22,293	20,127	10.76%

	28,620	41,683	(31.3)%	8.46%	9.69%	(1.23)%	450,995	572,124	(21.17)%

	88,842	93,125	(4.6)%	7.21%	7.67%	(0.46)%	1,644,746	1,616,200	1.77%

Interest-bearing liabilities:
Deposits:
Savings and demand	2,312	2,212	4.5%	2.34%	2.12%	0.22%	131,450	138,449	(5.06)%
Time and IRA accounts	25,468	20,416	24.7%	6.13%	5.36%	0.77%	553,622	505,536	9.51%

	27,780	22,628	22.8%	5.40%	4.67%	0.74%	685,072	643,985	6.38%

Borrowings:
Repurchase agreements	36,409	29,091	25.2%	6.38%	5.44%	0.94%	763,612	709,482	7.63%
Financing fees	123	—	100.0%	0.02%	0.00%	0.02%	—	—

Total repurchase agreements	36,532	29,091	25.6%	6.40%	5.44%	0.96%	763,612	709,482	7.63%
FHLB funds, term notes and other borrowings	5,377	7,034	(23.6)%	6.27%	5.46%	0.81%	114,250	170,983	(33.18)%

	41,909	36,125	16.0%	6.37%	5.44%	0.92%	877,862	880,465	(0.30)%

	69,689	58,753	18.6%	5.94%	5.12%	0.83%	1,562,934	1,524,450	2.52%

Net interest income / spread	$19,153	$34,372	(44.3)%	1.26%	2.55%	(1.29)%

Interest rate margin				1.57%	2.84%	(1.27)%

Excess of interest-earning assets over interest-bearing liabilities							$81,812	$91,750	(10.83)%

Interest-earning assets over interest-bearing liabilities ratio							105.23%	106.02%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans	$(8,801)	$(4,261)	$(13,063)
Investments	7,365	1,414	$8,779

	(1,436)	(2,847)	(4,283)

Interest Expense:
Deposits	1,438	3,714	$5,152
Borrowings	(106)	5,890	$5,784

	1,332	9,604	10,936

Net Interest Income	$(2,768)	$(12,451)	$(15,219)

(1)—Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
QUARTER ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 1A—QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000	Variance in %	2001	2000	Variance in BP	2001	2000	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$29,913	$31,932	(6.32)%	7.33%	7.64%	(0.31)%	$1,669,518	$1,667,269	0.13%
Tax equivalent adjustment	8,797	8,851	(0.61)%	2.11%	2.12%	(0.01)%	—	—	0.00%

Interest-earning assets—tax equivalent	38,710	40,783	(5.08)%	9.44%	9.76%	(0.32)%	1,669,518	1,667,269	0.13%
Interest-bearing liabilities	23,331	21,186	10.12%	5.79%	5.33%	0.46%	1,600,995	1,577,263	1.50%

Net interest income / spread	$15,379	$19,597	(21.52)%	3.65%	4.43%	(0.78)%	68,523	90,006	(23.87)%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$19,190	$17,648	8.74%	6.76%	6.68%	0.08%	$1,134,408	$1,054,949	7.53%
Investment management fees	(704)	—	(100.00)%	(0.25)%	0.00%	(0.25)%	—	—	0.00%

	18,486	17,648	4.75%	6.51%	6.68%	(0.17)%	1,134,408	1,054,949	7.53%
Trading securities	490	649	(24.50)%	7.46%	8.06%	(0.60)%	26,261	32,191	(18.42)%
Money market investments	864	52	1561.54%	6.61%	7.22%	(0.61)%	52,226	2,852	1731.21%

	19,840	18,349	34.0%	6.77%	6.72%	0.05%	1,212,895	1,089,992	11.28%

Loans:
Real estate(1)	8,598	6,377	34.83%	8.43%	7.63%	0.80%	408,104	334,394	22.04%
Consumer	791	4,172	(81.04)%	14.17%	12.84%	1.33%	22,153	128,858	(82.81)%
Financing leases	601	435	38.16%	10.41%	8.25%	2.16%	3,452	93,091	(96.29)%
Commercial and auto loans	83	2,599	(96.81)%	9.53%	11.08%	(1.55)%	22,914	20,934	9.46%

	10,073	13,583	(25.84)%	8.82%	9.37%	(0.56)%	456,623	577,277	(20.90)%

	29,913	31,932	(6.3)%	7.33%	7.64%	(0.31)%	1,669,518	1,667,269	0.13%

Interest-bearing liabilities:
Deposits:
Savings and demand	761	712	6.9%	2.29%	2.08%	0.21%	131,574	135,799	(3.11)%
Time and IRA accounts	8,254	7,076	16.6%	6.00%	5.47%	0.53%	546,142	512,989	6.46%

	9,015	7,788	15.8%	5.28%	4.76%	0.52%	677,716	648,788	4.46%

Borrowings:
Repurchase agreements	12,695	10,903	16.4%	6.12%	5.74%	0.38%	823,648	753,963	9.24%
Financing fees	123	—	100.0%	0.06%	0.00%	0.06%	—	—

Total repurchase agreements	12,818	10,903	17.6%	6.18%	5.74%	0.44%	823,648	753,963	9.24%
FHLB funds, term notes and other borrowings	1,498	2,495	(40.0)%	5.96%	5.67%	0.29%	99,631	174,512	(42.91)%

	14,316	13,398	6.9%	6.16%	5.73%	0.43%	923,279	928,475	(0.56)%

	23,331	21,186	10.1%	5.79%	5.33%	0.46%	1,600,995	1,577,263	1.50%

Net interest income / spread	$6,582	$10,746	(38.7)%	1.54%	2.31%	(0.77)%

Interest rate margin				1.79%	2.60%	(0.81)%

Excess of interest-earning assets over interest-bearing liabilities							$68,523	$90,006	(23.87)%

Interest-earning assets over interest-bearing liabilities ratio							104.28%	105.71%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans	$(2,827)	$(683)	$(3,510)
Investments	2,064	(573)	1,491

	(763)	(1,256)	(2,019)

Interest Expense:
Deposits	345	882	1,227
Borrowings	(74)	992	918

	271	1,874	2,145

Net Interest Income	$(1,034)	$(3,130)	$(4,164)

(1)—Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 2—NON-INTEREST INCOME SUMMARY

	3rd Quarter			Nine-Month Period
	As Restated			As Restated
	2001	2000	Variance %	2001	2000	Variance %
Trust, money management and brokerage fees	$2,855	$3,378	(15.5)%	$8,358	$8,784	(4.8)%
Mortgage banking activities	2,681	1,293	107.3%	6,585	4,670	41.0%

Non-banking service revenues	5,536	4,671	18.5%	14,943	13,454	11.1%

Fees on deposit accounts	529	654	(19.1)%	1,638	1,577	3.9%
Bank service charges and commissions	401	636	(36.9)%	1,244	1,851	(32.8)%
Other operating revenues	217	7	3000.0%	319	192	66.1%

Bank service revenues	1,147	1,297	(11.6)%	3,201	3,620	(11.6)%

Recurrent non-interest income	$6,683	$5,968	12.0%	$18,144	$17,074	6.3%

Recurrent non-interest income to expenses ratio	73.08%	65.63%	11.4%	69.87%	65.21%	7.1%

TABLE 3—NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$2,597	$2,944	(11.8)%	$7,962	$8,500	(6.3)%
Variable compensation	1,106	918	20.5%	2,540	2,886	(12.0)%

Compensation and benefits	3,703	3,862	(4.1)%	10,502	11,386	(7.8)%

Occupancy and equipment	1,819	1,579	15.2%	5,315	4,639	14.6%
Advertising and business promotion	1,157	845	36.9%	2,941	2,116	39.0%
Professional and service fees (1)	640	860	(25.6)%	1,805	2,409	(25.1)%
Communications	387	454	(14.8)%	1,214	1,231	(1.4)%
Municipal and other general taxes	487	477	2.1%	1,463	1,432	2.2%
Insurance, including deposits insurance	124	100	24.0%	351	372	(5.6)%
Printing, postage, stationery and supplies	165	237	(30.4)%	469	652	(28.1)%
Other operating expenses	663	680	(2.5)%	1,910	1,948	(2.0)%

Other non-interest expenses	5,442	5,232	4.0%	15,468	14,799	4.5%

Recurrent non-interest expenses	$9,145	$9,094	0.6%	$25,970	$26,185	(0.8)%

Relevant ratios and data:
Efficiency ratio	71.13%	54.66%		71.56%	50.84%

Expense ratio	0.66%	0.74%		0.69%	0.72%

Compensation to recurrent non-interest expenses	68.0%	73.8%		67.9%	76.9%

Variable compensation to total compensation	29.9%	23.8%		24.2%	25.3%

Compensation to total average assets	0.84%	0.86%		0.77%	0.91%

Average compensation per employee	$45.2	$42.4		$41.7	$42.3

Average number of full-time employees	328	354		336	359

Bank assets per employee				$5,258	$5,569

Total work force:
Banking operations				350	313	11.8%
Trust operations				27	27	0.0%
Brokerage operations				12	11	9.1%

				389	351	10.8%

(1)
Excludes non-operating charges shown on table 4.

TABLE 4—NON-OPERATING ACTIVITIES

Securities net activity	$1,370	$407	236.6%	$(1,825)	$1,066	(271.2)%
Trading net activity	141	(59)	(339.0)%	234	6	3800.0%
Derivatives activity	(667)	—	(100.0)%	(3,007)	—	(100.0)%

Securities, derivatives and trading net activities	844	348	142.5%	(4,598)	1,072	(528.9)%

Leasing revenues (discontinued June 2000)	8	179	(95.5)%	71	814	(91.3)%
Other (expenses)	(296)	(140)	111.4%	(772)	(385)	100.5%

Other activities	(288)	39	(838.5)%	(701)	429	(263.4)%

Total non-operating activities	$556	$387	43.7%	$(5,299)	$1,501	(453.0)%

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 5—ALLOWANCE FOR LOAN LOSSES SUMMARY

	Quarterly Results		Year-to-Date Results
	2001	2000	2001	2000
Beginning balance	$2,998	$7,659	$6,837	$9,002
Provision for loan losses	506	1,500	2,406	4,750
Net credit losses—see table 6	(683)	(2,314)	(6,422)	(6,906)

Ending balance	$2,821	$6,845	$2,821	$6,846

Selected Data and Ratios:
Outstanding loans	$431,133	$586,210	$431,133	$586,210

Recoveries to net charge-off's	43.5%	33.5%	20.6%	26.8%

Allowance coverage ratio
Total loans	0.65%	1.17%	0.65%	1.17%

Non-performing loans	17.74%	41.31%	17.74%	41.31%

Non-real estate non-performing loans	121.02%	74.92%	121.02%	74.92%

TABLE 6—NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$(24)	$(4)	$(60)	$(28)
Recoveries	—	—	—	—

	(24)	(4)	(60)	(28)

Consumer
Charge-offs	(492)	(1,796)	(1,981)	(5,560)
Recoveries	290	597	960	1,374

	(202)	(1,199)	(1,021)	(4,186)

Leasing
Charge-offs	(328)	(1,045)	(4,499)	(3,449)
Recoveries	184	375	554	1,023

	(144)	(670)	(3,945)	(2,426)

Commercial and others
Charge-offs	(366)	(229)	(1,549)	(396)
Recoveries	53	59	153	130

	(313)	(170)	(1,396)	(266)

Net credit losses
Total charge-offs	(1,210)	(3,074)	(8,089)	(9,433)
Total recoveries	527	1,031	1,667	2,527

	$(683)	$(2,043)	$(6,422)	$(6,906)

Net credit losses ratio:
Real estate	0.02%	0.00%	0.02%	0.01%

Consumer	3.65%	3.69%	7.31%	4.39%

Leasing	16.66%	2.67%	87.95%	3.14%

Commercial and others	4.04%	3.10%	17.05%	5.06%

Total	0.60%	1.38%	1.90%	1.56%

Average Loans:
Real estate	$408,104	$341,828	$404,108	$337,512
Consumer	22,153	129,803	18,613	127,226
Leasing	3,452	100,299	5,981	102,885
Commercial and others	22,914	21,918	22,293	21,111

Total	$456,623	$593,848	$450,995	$588,734

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 7—LOAN LOSS RESERVE BREAKDOWN
(as of December 31,):

	Quarterly Results		Year-to-Date Results
	2001	2000	2001	2000
Consumer			$1,324	$1,350
Financing leases			529	744
Commercial and other			187	4,037

Non-real estate			2,040	6,131
Real estate			781	715

			$2,821	$6,846

TABLE 8—NON-PERFORMING ASSETS
(as of December 31,):

Non-performing assets
Non-performing loans	$15,904	$16,571
Foreclosed real estate	1,007	548
Repossessed autos	49	308
Repossessed equipment	—	2

	$16,960	$17,429

Non-performing loans to
Total loans	3.69%	2.83%

Total assets	0.86%	0.95%

Total capital	13.41%	13.74%

TABLE 9—NON-PERFORMING LOANS
(as of December 31,):

Non-performing loans
Consumer	$464	$945
Financing leases	1,001	7,208
Commercial	866	984

Non-real estate	2,331	9,137
Real estate	13,573	7,434

Total	$15,904	$16,571

Non-performing loans composition
Consumer	2.9%	5.7%
Financing leases	6.3%	43.5%
Commercial	5.4%	5.9%

Non-real estate	14.7%	55.1%
Real estate	85.3%	44.9%

Total	100.0%	100.0%

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2001 and 2000, and JUNE 30, 2000
(Dollars in thousands)

TABLE 10—ASSETS SUMMARY AND COMPOSITION

	As Restated
	March 31, 2001	March 31, 2000	Variance %	June 30, 2000
Investments:
Mortgage-backed securities and CMOs	$1,150,219	$831,118	38.4%	$882,455
U.S. and P.R. Government securities	92,412	238,343	(61.2)%	262,372
Equity Options Investments, net of option with broker	10,216	—	100.0%	—
FHLB stock and other investments	79,172	22,182	256.9%	34,657

	1,332,019	1,091,643	22.0%	1,179,484

Loans:
Real estate	380,895	348,220	9.4%	387,629
Consumer	22,896	125,651	(81.8)%	19,699
Financing leases	2,695	89,469	(97.0)%	8,785
Commercial and auto	24,647	22,870	7.8%	24,117

	431,133	586,210	(26.5)%	440,230
Consumer loans and leases under contract-to-sell	—	—	0.0%	167,486

	431,133	586,210	(26.5)%	607,716
Allowance for loan losses	(2,821)	(6,845)	(58.8)%	(6,837)

	428,312	579,365	(26.1)%	600,879

Total interest-earning assets	1,760,331	1,671,008	5.3%	1,780,363
Non-interest earning assets	78,690	72,173	9.0%	69,871

Total assets	$1,839,021	$1,743,181	5.5%	$1,850,234

Investments portfolio composition:
Mortgage-backed securities and CMOs	86.4%	76.1%		74.8%
U.S. and P.R. Government securities	6.9%	21.8%		22.2%
Equity Options Investments	0.8%	0.0%		0.0%
FHLB stock and other investments	5.9%	2.1%		3.0%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	88.3%	59.4%		63.8%
Consumer	5.3%	21.4%		3.2%
Financing leases	0.6%	15.3%		1.4%
Commercial and auto	5.8%	3.9%		31.6%

	100.0%	100.0%		100.0%

TABLE 11—LIABILITIES SUMMARY AND COMPOSITION

Deposits:
Savings and demand deposits	$126,961	$134,916	(5.9)%	$130,919
Time deposits and IRA accounts	544,926	513,082	6.2%	587,931

	671,887	647,998	3.7%	718,850
Accrued interest	3,645	4,689	(22.3)%	4,831

	675,532	652,687	3.5%	723,681

Borrowings:
Repurchase agreements	902,994	754,760	19.6%	816,493
FHLB funds	27,980	94,375	(70.4)%	70,000
Term notes and other sources of funds	60,000	86,500	(30.6)%	86,500

	990,974	935,635	5.9%	972,993

Total interest-bearing liabilities	1,666,506	1,588,322	4.9%	1,696,674
Non interest-bearing liabilities	53,934	34,280	57.3%	35,691

Total liabilities	$1,720,440	$1,622,602	6.0%	#REF!

Deposits portfolio composition:
Savings and demand deposits	18.8%	20.7%		18.1%
Time deposits and IRA accounts	80.7%	78.6%		81.2%
Accrued interest and manager checks	0.5%	0.7%		0.7%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	91.1%	80.7%		83.9%
FHLB funds	2.8%	10.1%		7.2%
Term notes and other sources of funds	6.1%	9.2%		8.9%

	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2001 AND 2000 AND JUNE 30, 2000
(Dollars in thousands)

TABLE 12—CAPITAL, DIVIDENDS AND STOCK DATA

	As Restated
	March 31, 2001	March 31, 2000	Variance %	June 30, 2000
Capital data:
Stockholders' equity	$118,581	$120,579	(1.7)%	$110,105

Leverage Capital (minimum required—4.00%)	7.08%	8.59%	(17.6)%	7.72%

Total Risk-Based Capital (minimum required—8.00%)	21.41%	26.30%	(18.6)%	23.38%

Tier 1 Risk-Based capital (minimum required—4.00%)	20.95%	25.05%	(16.4)%	22.80%

Stock data:
Outstanding common shares, net of treasury	12,486	12,800	(2.5)%	12,536

Book value	$6.81	$6.80	0.2%	$6.11

Market Price at end of period	$13.35	$19.00	(29.7)%	$13.31

Market capitalization	$166,692	$243,204	(31.5)%	$166,894

Common Dividend data:
Common dividends declared ytd	$5,658	$5,753	(1.7)%	$3,785

Common dividends declared per share ytd	$0.453	$0.450	0.7%	$0.300

Payout ratio	158.49%	30.46%	420.3%	258.71%

Dividend yield	4.63%	6.25%	(26.0)%	4.75%

    The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2001:
March 31, 2001	$14.81	$12.75	$0.150

December 31, 2000	$15.06	$11.00	$0.150

September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 31, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

Fiscal 1999:
June 30, 1999	$29.87	$24.13	$0.150

March 31, 1999	$29.63	$27.50	$0.150

December 31, 1998	$32.00	$28.00	$0.150

September 30, 1998	$32.26	$28.84	$0.113

TABLE 13—FINANCIAL ASSETS SUMMARY

Financial assets:
Trust assets managed	$1,398,531	$1,387,300	0.8%	$1,456,500
Assets gathered by broker-dealer	881,885	925,500	(4.7)%	914,900

Managed assets	2,280,416	2,312,800	(1.4)%	2,371,400
Group assets	1,839,021	1,743,181	5.5%	1,850,234

	$4,119,437	$4,055,981	1.6%	$4,221,634

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001

OVERVIEW OF FINANCIAL PERFORMANCE

    The Group reported net income of $4.5 million ($0.31 diluted per share) for the third quarter ended March 31, 2001, a 66-percent increase from net income of $2.7 million ($0.17 diluted per share) for the trailing quarter ended December 31, 2000. The $4.5 million figure compares with net income of $6.1 million ($0.42 diluted per share) in the quarter ended March 31, 2000.

    Operating income was $3.6 million for the third quarter, up 22 percent from $3.0 million in the quarter ended December 31, 2000 and a 41-percent decrease when compared with operating income of $6.1 million for the quarter ended March 31, 2000.

    The decline in net income compared with year-ago levels is primarily attributable to a 34-percent reduction in net credit income from $9.2 million to $6.1 million. This decrease is mainly due to a 6-percent reduction in interest income that mainly stems from the sale of almost $170 million in leases and unsecured loans on July 7, 2000, and a 10-percent surge in interest expense mainly attributable to increases in the volume of borrowings and rate increases by the Federal Reserve.

    For the quarter ended March 31, 2001, recurrent non-interest revenues (trust, money management, brokerage, insurance, mortgage-related and banking-service fees) were $6.7 million, increasing 10 percent from $6.1 million in the quarter ended December 31, 2000 and 12 percent from $6.0 million in the quarter ended March 31, 2000. These increases were largely fueled by a rise in income from trust, money management, brokerage and insurance activities, which increased almost 7 percent to $2.9 million from $2.7 million in the second quarter ended December 31, 2000. Most notably, quarterly mortgage-banking revenues increased 14 percent, from $2.4 million to $2.7 million, when compared against the quarter ended December 31, 2000.

    Non-interest expenses grew 5 percent from $8.7 million in the December 2000 quarter to $9.1 million. The increase is mainly due to advertising expenses for the Group's new corporate image as financial planners and its individual retirement accounts (IRA) marketing campaign.

    Focusing on low-risk activities has improved the Group's asset quality during the current fiscal year. The provision for loan losses for the quarter ended March 31, 2001 was $506,000, a 66-percent reduction from the $1.5 million provision made for the quarter ended March 31, 2000.

    Total financial assets (banking assets plus assets managed by the Group's trust department and broker-dealer subsidiary) increased 3.5 percent to $4.119 billion as of March 31, 2001, from $3.981 billion as of March 31, 2000. The Group's bank assets increased 5.5 percent to $1.839 billion, up from $1.743 billion a year earlier. Assets managed by the Group's trust department and broker-dealer subsidiary increased 1.9 percent to $2.280 billion as of March 31, 2001, from $2.238 billion a year earlier.

    For the quarter ended March 31, 2001, the Group recognized a $667,000 unrealized loss related to derivatives activities. In the quarters ended September 30 and December 31, 2000, the Group had also recognized unrealized losses of $1.6 million and $721,000, respectively, for derivatives activities, in addition to a $164,000 transition adjustment for the cumulative effect of a change in accounting principle following the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, effective since July 1, 2000.

NET INTEREST INCOME

    Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

    Net interest income is affected by the difference between rates earned on the Group's interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

    For the third quarter of fiscal 2001, the Group's net interest income amounted to $6.6 million, down 38.7 percent from $10.7 million in the same period of fiscal 2000. For the nine-month period ended March 31, 2001, net interest income amounted to $19.2 million, down 44.3 percent from $34.4 million for the nine-month period ended March 31, 2000. As reflected in Table 1, the impact of the reduction of net interest income was substantially lower on a tax-equivalent basis.

    The reduction in quarterly net interest income was mainly due to a negative rate variance of $3.1 million as result of a higher average cost of funds (5.79 percent in March 2001 quarter versus 5.33 percent in March 2000) in line with interest-rate increases by the Fed, combined with a negative volume variance of $1 million, which mainly stems from the previously reported sale of leases and unsecured loans. Likewise, when comparing both nine-month periods ended in March, the negative rate variance was $12.5 million, given a higher average cost of funds (5.94 percent versus 5.12 percent), combined with a negative volume variance of $2.9 million, thus considerably impacting year-to-date net interest income.

    The interest-rate spread narrowed 77-basis points during the third quarter of fiscal 2001 to 1.54 percent from 2.31 percent in the March 2000 quarter. For the nine-month period ended March 31, 2001, the interest rate spread fell 129 basis points when compared with the same period of fiscal 2000. This was mainly due to an increase in the average cost of funds and a change in the mix of interest-earning assets to focus on lower-risk loans and tax-free investments.

    The Group's interest income for the third quarter of fiscal 2001 totaled $29.9 million, down 6.3 percent from $31.9 million posted in the same period of fiscal 2000. For the nine-month periods ended March 31, interest income declined 4.6 percent from $93.1 million to $88.8 million. These decreases in interest income result from the decline in their yield performance (from 7.67 percent to 7.21 percent, for the nine-month periods), mainly related to: (i) the expansion of the Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the reduction in the loan portfolio yield, which decreased 123-basis points for the nine-month periods compared, reflecting the previously reported sale of almost $170 million of leases and unsecured loans.

    The 5.3 percent increase in total interest-earning assets, from $1.67 billion to $1.76 billion year-to-year, was achieved despite the aforementioned sale of leases and unsecured loans. Funds from this transaction were used to repay debt and invest in higher-quality securities. For the third quarter of fiscal 2001, the average volume of total investments grew by 11.3 percent ($1.213 billion versus $1.090 billion) when compared to the same period a year earlier. However, the average volume of total loans decreased 20.9 percent ($457 million versus $577 million) when comparing both quarters, as a result of the previously mentioned sale of loans.

    Interest expense for the second quarter of fiscal 2001 rose 10.1 percent to $23.3 million from $21.2 million reported in the comparable period of fiscal 2000. For the nine-month period ended March 31, 2001, interest expense rose 18.6 percent from $58.8 million in the March 2000 to

$69.7 million. A larger base of interest-bearing liabilities ($1.563 billion versus $1.524 billion, when comparing both nine-month periods) used to fund the growth of the Group's interest-earning assets, combined with a higher average cost of funds (5.94 percent versus 5.12 percent) drove the increase. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove this increase in interest-bearing liabilities. For the nine-month period ended March 31, 2001, the cost of borrowings increased 92-basis points (6.37 percent versus 5.44 percent) when compared to the same period in fiscal 2000. The cost of short-term financing substantially increased during calendar year 2000 as a result of interest rate hikes made by the Fed, but the Group benefited from interest rate declines made during January 2001 and should continue to benefit in forthcoming periods from additional declines made after January 2001.

NON-INTEREST INCOME

    Table 2 shows recurrent revenues derived from non-interest income activities. As a diversified financial services provider, the Group's earnings now enjoy a recurrent inflow of significant fees and other non-interest income, which for the first time represents approximately half of the recurrent revenue mix. In addition, the Group enjoys a 74-percent coverage ratio when comparing recurrent non-interest income with non-interest expenses. Non-interest income is affected by the activity of trust assets under management, transactions generated by the broker-dealer subsidiary, the level of mortgage-banking activities, insurance distribution fees and service fees generated from loans and deposit accounts.

    For the quarter ended March 31, 2001, recurrent non-interest revenues increased 12 percent to $6.7 million from $6.0 million in the March 2000 quarter. For the nine-month period, the increase was 6.3 percent when compared to the same period in fiscal 2000. This growth was achieved through substantial increases in mortgage-banking activities, which offset declines in other types of fees described herein.

    Trust, money management, brokerage and insurance fees, the principal component of recurrent non-interest income, declined 15.5 percent to $2.9 million for the March 2001 quarter versus $3.4 million in the March 2000 quarter, due to a bearish U.S. securities market and public concern over the global economic outlook that influenced the volume and value of client investments managed. For the nine-month periods ended March 31st, these revenues were $8.8 million (2000) and $8.4 million.

    The second largest component of non-interest revenues is mortgage-banking activities, which increased 107 percent to reach $2.7 million in the quarter ended March 31, 2001. When comparing nine-month periods ended in March 2001 and 2000, mortgage-banking activities increased 41 percent from $4.7 million to $6.6 million. The increases are mostly a result of management's previously reported strategy of focusing resources on secured lending operations that provide an attractive source of fees and lower credit risks. The strategy has improved the origination of fees and servicing rights.

    Bank services fees and other operating revenues consist primarily of fees generated by depository accounts, electronic banking and customer services. These revenues totaled $1.1 million in the third quarter of fiscal 2001, an 11.6 percent decline from $1.3 million in the same quarter of fiscal 2000. This decline is mostly related to fewer late payment fees following the discontinuation of leasing and unsecured lending activities and the sale of related receivables. When comparing both nine-month periods, these revenues dropped 11.6 percent to $3.2 million from $3.6 million.

NON-INTEREST EXPENSES

    Table 3 details non-interest expenses (excluding non-operating charges), which remained flat at $9.1 million when comparing both March quarters. Increases in advertising and occupancy and equipment were basically offset by decreases in compensation, supplies and service fees. For the nine-month period ended March 31, 2001, non-interest expenses reflect a small decline of 0.8 percent, when compared with the similar period in fiscal 2000. Employee compensation and benefits (the Group's largest expense category) decreased 4.1 percent from $3.9 million to $3.7 million, when comparing both March quarters, and 7.8 percent when comparing both nine-month periods. These savings were mostly obtained from leasing operations that were discontinued in June 2000.

    Non-interest expenses other than compensation increased 4.0 percent to $5.4 million for the third quarter of fiscal 2001, compared to $5.2 million for the March 2000 quarter, and increased 4.5 percent when comparing the nine-month periods ended each March. A $300,000 increase in quarterly advertising expenses was mainly responsible for this increase. Additionally, a $240,000 increase in occupancy and equipment costs used to improve the Group's service capabilities and long-term performance was also part of the increase in non-interest expenses.

NON-OPERATING ACTIVITIES

    As seen in Table 4, the Group reported derivative activities related to Statement of Financial Accounting Standards 133 (please see Note 6 to the Unaudited Consolidated Financial Statements). This accounting standard requires the recognition of derivatives on the balance sheet at fair value and that changes in their fair value must be recognized in the statement of income or equity depending on certain hedge accounting criteria. The SFAS 133 valuation, revised during April 2001, resulted in a $667,000 loss for the quarter ended March 31, 2001; bringing the year-to-date total to $3 million. The Group reported a $164,000 unrealized loss in the first quarter of fiscal 2001 to book the cumulative effect of the change in accounting principle.

    As reported in the quarter ended September 30, 2000, the Group also incurred a $3.7 million loss in the sale of treasury securities following the recommendation of its external consultants to place these funds in higher-yielding securities to improve their long-term performance. Securities activities during the quarter ended March 31, 2001 show a $1.4 million gain, bringing the year-to-date total to a loss of $1.8 million.

PROVISION FOR LOAN LOSSES

    The provision for loan losses in the third quarter of fiscal 2001 totaled $506,000, down 66.3 percent from the $1.5 million reported in the same period of fiscal 2000. For the nine-month period ended March 31, 2001, the provision for loan losses declined 49.3 percent from $4.8 million in the same period for fiscal 2000 to $2.4 million. The decline reflects the composition of the Group's loan portfolio, mostly secured by real estate, following the sale of leases and unsecured loan, curtailing net credit losses and non-performing assets. Please refer to the allowance for loan losses and non-performing assets section for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

PROVISION (CREDIT) FOR INCOME TAXES

    Income taxes for the third quarter of fiscal 2001 reflect a credit of $353,000 compared with a $406,000 provision made in the same quarter of fiscal 2000. The credit resulted from losses related to the aforementioned non-operating activities. In addition, the difference between the tax credit and the maximum statutory tax rate for the Group, which is 39 percent, is primarily due to tax-exempt interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

    As of March 31, 2001, the Group's total assets amounted to $1.839 billion, an increase of 5.5 percent when compared to $1.743 billion a year ago. At the same date, interest-earning assets reached $1.760 billion, up 5.3 percent versus $1.671 billion a year earlier.

    As detailed in Table 10, investments are the Group's largest interest-earning assets component. They mainly consist of money market investments, mortgage-related securities, U.S. and Puerto Rico governmental bonds. As of March 31, 2001, the Group's investment portfolio was of high quality, generated a significant amount of tax-exempt interest income that lowered the Group's tax obligations. Note 2 to the Consolidated Financial Statements further explain the Group's investments.

    A strong growth in mortgage-backed securities drove the investment portfolio expansion, increasing 38.4 percent to $1.150 billion (86.4 percent of the total portfolio) from $831.1 million (76.1 percent of the total portfolio) the year before, in part reflecting the Group's strategy of pooling residential real estate loans to create mortgage-backed securities.

    Also detailed in Table 10, the Group's loan portfolio, the second largest category of the Bank's interest-earning assets, amounted to $428.3 million, 26.1 percent lower than the $579.4 million a year ago. As previously reported, the Group refocused its lending strategy during fiscal year 2000 to concentrate on collateralized originations (primarily, mortgage loans and personal loans with mortgage collateral) and eventually discontinued leasing operations on June 30, 2000. On July 7, 2000, the Group sold almost $170 million of leases and unsecured loans in its portfolio.

    The Group's real estate loan portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. As shown in Table 10, the real estate loans portfolio amounted to $381 million or 88.3 percent of the loan portfolio as of March 31, 2001, which is an extremely positive increase from its 59-percent share of a year ago.

    The second largest component of the Group's loan portfolio is consumer loans, representing just above five percent of the portfolio versus 22 percent a year before—an amount expected to remain at a minimum. Commercial loans, mostly collateralized by real estate, are the Group's third largest category with $24.6 million or 5.8 percent of the portfolio. The Group expects to increase its efforts in originating secured commercial loans. On the other hand, the Group discontinued originating leases on June 30, 2000; finance leases remaining in the portfolio represent less than one percent of the total portfolio.

LIABILITIES AND FUNDING SOURCES

    As shown in Table 11, as of March 31, 2001, the Group's total liabilities reached $1.720 billion, 6 percent higher than the $1.623 billion reported a year earlier. Interest-bearing liabilities, the Group's principal funding source, amounted to $1.667 billion at the end of the third quarter of fiscal 2001 versus $1.588 billion the year before, a 4.9 percent increase.

    Borrowings, the Group's largest interest-bearing liability component, consist of repurchase agreements, FHLB of New York (FHLB) advances and borrowings, term notes, notes payable and lines of credit. As of March 31, 2001, borrowings amounted to $991 million; 5.9 percent more than the $936 million reported a year before. Over 90 percent of these borrowings are repurchase agreements.

    The Group also uses the FHLB system, an alternative source of funding for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB of New York, the Group can obtain advances from the FHLB, secured by FHLB stock owned by the Group and certain of the Group's mortgages and investment securities. As of March 31, 2001, the Group had $28 million in FHLB advances, 70 percent less than the previous year.

    As of March 31, 2001, deposits (the second largest category of the Group's interest-bearing liabilities) reached $675.5 million, up 3.5 percent versus $652.7 million a year ago. A 43.6 percent increase in IRA accounts (from $166 million last year to $238 million) plus a 14.5 increase in retail deposits (from $166 million to $191 million) helped offset a 28.9 percent decline in wholesale deposits, which went from $182 million to $130 million

STOCKHOLDERS' EQUITY

    Stockholders' equity data is provided in Table 12. As of March 31, 2001, total stockholders' equity was $118.6 million, declining 1.7 percent from $120.6 million at March 31, 2000. The main reasons for this decrease were the mark-to-market effect of SFAS 133 (see Note 6 to the Unaudited Consolidated Financial Statements) combined with dividends paid and the repurchase of over 280,000 common shares. The effects of these items were partially offset by earnings posted during the quarter and a positive change in the market value of securities available-for-sale. Please see the Group's "Consolidated Statements of Changes in Stockholder's Equity and of Comprehensive Income" for more details.

    During the third quarter of fiscal 2001, the Group repurchased 53,900 common shares for $730,000, bringing to 1,325,699 shares (with a cost of $29.9 million) the total number of treasury shares. As of March 31, 2001, the Group's market value for its outstanding common stock, traded in the New York Stock Exchange ("NYSE") under the symbol OFG, was $166.9 million or $13.31 per share.

    During the nine-month period ended March 31, 2001, the Group declared dividends amounting to $5.7 million ($0.45 per share). The dividend yield was 4.63 percent and 2.78 percent for the nine-month periods ended March 31, 2001 and 2000, respectively. Management expects to continue declaring dividends at the present rate in forthcoming quarters.

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

GROUP'S FINANCIAL ASSETS

    Table 13 shows the Group's total financial assets, which include the Group's assets plus client assets managed by the Group's trust department and broker-dealer subsidiary. As of March 31, 2001, total financial assets reached $4.119 billion—up 3.5 percent from $3.981 billion a year ago. Assets owned by the Group (of which 99 percent are owned by the Group's banking subsidiary) are the main component of the Group's financial assets. These assets are explained in a previous section entitled Group's Assets.

    The Group's second largest financial asset component is managed by the trust department, which includes various types of IRA products, 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of March 31, 2001, total assets managed by the Group's trust department amounted $1.399 billion, less than one percent above the $1.387 billion reported a year ago. The bearish market experienced the past 12 months affected the valuation of assets under management.

    The other financial asset component is assets gathered by the Group's broker-dealer, which offers a wide array of investment alternatives to its clients, such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. As of March 31, 2001, total assets gathered by the broker-dealer from its customer investment accounts reached $882 million, up 3.7 percent from $850 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

    As of March 31, 2001, the allowance for loan losses (see Tables 5 through 7) amounted to $2.9 million, or 0.66 percent of total loans, versus $7.1 million, or 1.21 percent of total loans a year earlier. The reduction is directly related to the significant decline in credit risk achieved through management's previously reported strategy of focusing on collateralized lending and the aforementioned sale of leases and unsecured loans. Excluding real estate loans, which carry minimum risks due to their collateral, the allowance for loan losses amounted to 121% of non-real estate non-performing loans.

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

    Net credit losses for the third quarter of fiscal 2001, detailed in Table 6, totaled $646,000 or 0.57 percent of average loans, much lower than the $2 million in losses (1.38 percent of average loans) in the same period of fiscal 2000. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases as a result of the sale of the related portfolios.

    As shown in Table 8, the Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets. As mentioned, the Group's asset quality improved as non-performing assets totaled just $16.9 million (0.86 percent of total assets) as of March 31, 2001, versus $17.5 million (0.95 percent of total assets) at the same date of fiscal 2000. The decrease was principally due to approximately $6.8 million less in non-performing loans other than real estate.

    REAL ESTATE LOANS—are placed on non-accrual basis when they become 90 days or more past due, except well-secured residential loans, and are charged-off based on the specific evaluation of the underlying collateral. As of March 31, 2001, the Group's non-performing real estate loans totaled $15.9 million (85.3 percent of non-performing loans). Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

    COMMERCIAL BUSINESS LOANS—are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. As of March 31, 2001, the Group's non-performing commercial business loans amounted to $866,000 (5.4 percent of non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

    FINANCE LEASES—are placed on non-accrual status when they become 90 days past due. As of March 31, 2001, the Group's non-performing financing leases portfolio amounted to $1.0 million (6.3 percent of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

    CONSUMER LOANS—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. As of March 31, 2001, the Group's non-performing consumer loans amounted to $464,000 (2.9 percent of the Group's total non-performing loans).

    FORECLOSED REAL ESTATE—initially recorded at the lower of the related loan balance or fair value less disposal cost at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. As of March 31, 2001, foreclosed real estate balance was $1.0 million.

    OTHER REPOSSESSED ASSETS—initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. As of March 31, 2001, the repossessed assets amounted to $50,000.

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

    As of March 31, 2001, the Group's liquidity was deemed appropriate, as liquid assets amounted to $1.215 billion or 37 percent more than the previous year when they were $884 million. In addition, the Group has $59.4 million available from unused lines of credit with other financial institutions and $174 million of borrowing potential with the FHLB of New York. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

PART—2

ITEM 1.  LEGAL PROCEEDINGS

    On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of the claim. Initial conference meetings have taken place during the March 2001 quarter.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS—NONE

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A—FINANCIAL STATEMENTS SCHEDULES

    None

B—REPORTS ON FORM 8-K

    On May 4, 2001, the Group filed a Form 8-K following its announcement on May 1, 2000 that it revised its consolidated financial statements; primarily, the statement of income for the quarter ended September 30, 2000, and the statements of stockholder's equity and comprehensive income for the quarter and six-month period ended September 30 and December 31, 2000, respectively, to reflect revisions made to the application of Statement of Financial Accounting Standards No. 133.

C—EXHIBITS

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:		Date:
José E. Fernández, Chairman of the Board of Directors, President and Chief Executive Officer
By:		Date:
Rafael Valladares, Senior Vice-President and Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000 (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF INCOME QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OF COMPREHENSIVE INCOME NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ORIENTAL FINANCIAL GROUP INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Table of Contents
SELECTED FINANCIAL DATA QUARTER AND NINE–MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
SELECTED FINANCIAL DATA QUARTER AND NINE–MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
SELECTED FINANCIAL DATA AS OF MARCH 31, 2001 and 2000, and JUNE 30, 2000 (Dollars in thousands)
SELECTED FINANCIAL DATA AS OF MARCH 31, 2001 AND 2000 AND JUNE 30, 2000 (Dollars in thousands)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001
PART—2
SIGNATURES