Form 10-Q/A
period 2001-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2001-06-15
CIK 1030469

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

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

	3rd Quarter		Nine-Month Period
	2001	As Restated 2000	2001	As Restated 2000
Interest income:
Loans and leases	$10,073	$13,583	$28,620	$41,683
Mortgage-backed securities	16,969	14,140	47,450	39,472
Investment securities	2,007	4,157	8,828	11,797
Money market investments	864	52	3,944	173

Total interest income	29,913	31,932	88,842	93,125

Interest expense:
Deposits	9,015	7,788	27,780	22,628
Securities sold under agreements to repurchase	12,818	11,092	36,532	29,032
Other borrowed funds	1,498	2,306	5,377	7,093

Total interest expense	23,331	21,186	69,689	58,753

Net interest income	6,582	10,746	19,153	34,372
Provision for credit losses	506	1,500	2,406	4,750

Net credit income	6,076	9,246	16,747	29,622

Non-interest income:
Trust, money management and brokerage fees	2,855	3,378	8,358	8,784
Mortgage banking activities	2,681	1,293	6,585	4,670
Banking service revenues	1,147	1,297	3,201	3,620
Net gain (loss) on sale of securities available-for-sale	1,370	407	(1,825)	1,066
Derivatives activities loss	(667)	—	(3,007)	—
Trading net activity	141	(59)	234	6
Leasing revenues	8	179	71	814

Total non-interest income	7,535	6,495	13,617	18,960

Non-interest expenses:
Compensation and benefits	3,703	3,862	10,502	11,386
Occupancy and equipment, net	1,819	1,579	5,315	4,639
Advertising and business promotion	1,157	845	2,941	2,116
Professional and service fees	936	1,000	2,577	2,794
Communications	387	454	1,214	1,231
Taxes other than on income	487	477	1,463	1,432
Insurance, including deposit insurance	124	100	351	372
Printing, postage, stationery and supplies	165	237	469	652
Other	663	680	1,910	1,948

Total non-interest expense	9,441	9,234	26,742	26,570

Income before income taxes	4,170	6,507	3,622	22,012
Income tax credit (expense)	353	(406)	1,902	(1,334)

Net income before cumulative effect of change in accounting principle, net of taxes	4,523	6,101	5,524	20,678
Cumulative effect of change in accounting principle, net of taxes	—	—	(164)	—

Net income	4,523	6,101	5,360	20,678
Less: Dividends on preferred stock	(597)	(597)	(1,790)	(1,790)

Net income available to common shareholders	$3,926	$5,504	$3,570	$18,888

Income per common share:
Basic before cumulative effect of change in accounting principles	$0.31	$0.43	$0.30	$1.48

Diluted before cumulative effect of change in accounting principles	$0.31	$0.42	$0.29	$1.45

Basic after cumulative effect of change in accounting principles	$0.31	$0.43	$0.28	$1.48

Diluted after cumulative effect of change in accounting principles	$0.31	$0.42	$0.28	$1.45

Average common shares outstanding	12,514	12,794	12,572	12,806
Average potential common share options	262	348	189	259

	12,776	13,142	12,761	13,065

Dividends per common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS)

	3rd Quarter		Nine-Month Period
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000	2001	As Restated 2000	2001	As Restated 2000
Preferred stock:
Balance at beginning of year			$33,500	$33,500

Balance at end of year			33,500	33,500

Common stock:
Balance at beginning of year			13,805	13,739
Stock options exercised			7	33

Balance at end of year			13,812	13,772

Additional paid-in capital:
Balance at beginning of year			23,786	23,313
Stock options exercised			38	114

Balance at end of year			23,824	23,427

Legal surplus:
Balance at beginning of year			10,578	8,673
Transfer from retained earnings			106	804

Balance at end of year			10,684	9,477

Retained earnings:
Balance at beginning of year—as previously reported			—	79,920
Amount of restatement, net of taxes			—	(7,734)
Beginning balance—as restated			79,809	72,186
Net income			5,360	20,678
Dividends declared on common stock			(5,658)	(5,754)
Dividends declared on preferred stock			(1,790)	(1,790)
Transfer to legal surplus			(106)	(804)

Balance at end of year			77,615	84,516

Treasury stock:
Balance at beginning of period			(27,116)	(23,401)
Treasury stock purchased			(2,794)	(2,093)

Balance at end of year			(29,910)	(25,494)

Accumulated other comprehensive loss, net of deferred taxes:
Balance at beginning of year			(16,493)	(11,712)
Other comprehensive gain (loss) for the period ended, net of taxes			5,549	(7,262)

Balance at end of year			(10,944)	(18,974)

Total stockholders' equity			$118,581	$120,224

COMPREHENSIVE INCOME:
Net income	$4,523	$6,101	$5,360	$20,678

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities arising during the period	10,844	765	51,040	(8,221)
Realized (loss) gains included in net income	1,370	407	(1,825)	1,066
Unrealized loss on derivatives designated as cash flows hedges arising during the period	(4,686)	—	(14,876)	—
Amount reclassified into earnings during the period	95	—	283	—
Income tax credit (expense) related to items of other comprehensive income	(495)	—	(1,906)	(107)

	7,128	1,172	32,716	(7,262)
Cummulative effect of change in accounting principle, net of taxes	—	—	(27,167)	—

Other comprehensive income (loss) for the period	7,128	1,172	5,549	(7,262)

Comprehensive Income	$11,651	$7,273	$10,909	$13,416

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS)

	2001	As Restated 2000
Cash flows from operating activities:
Net income	$5,360	$20,678

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(418)	256
Amortization of premiums and accretion of discounts on investment securities	(256)	54
Depreciation and amortization of premises and equipment	3,240	2,377
Provision for loan losses	2,406	4,750
Loss (gain) on sale of securities available-for-sale	1,825	(1,066)
Derivatives activities	3,007	—
Gain (loss) on loans under contract-to-sell	—	—
Gain on sale of servicing assets	—	—
Mortgage banking activities	(6,585)	(4,670)
Proceeds from sale of loans held-for-sale	96,008	27,795
Increase (decrease):
Accrued expenses, other and derivatives liabilities, net	(31,632)	(3,196)
Accrued interest deposits	(1,186)	(110)
(Increase) decrease in:
Trading securities	10,941	(17,233)
Accrued interest receivable	(2,793)	(1,344)
Deferred taxes	127	—
Other assets	(1,451)	(765)

Total adjustments	73,233	6,848

Net cash (used) provided by operating activities	78,593	27,526

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(567,169)	(180,500)
Purchases of investment securities held-to-maturity	(49,750)	(90,700)
Purchases of FHLB stock	(1,551)	—
Maturities and redemptions of investment securities available-for-sale	237,670	66,851
Maturities and redemptions of investment securities held-to-maturity	79,784	56,262
Redemptions of FHLB stock	—	2,500
Proceeds from sales of investment securities available-for-sale	329,815	56,813
Proceeds from sale of consumer loans and leases portfolios	167,900	—
Loans production (origination and purchases), net	(185,184)	(101,182)
Capital expenditures	(2,572)	(2,817)

Net cash provided (used) by investing activities	8,943	(192,773)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	(46,963)	(3,166)
Securities sold under agreements to repurchase	86,501	158,534
Advances and borrowings from FHLB	(42,020)	25,975
Repayments of term notes and other borrowings	(26,500)	(20,000)
Proceeds from exercise of stock options	45	501
Treasury stock acquired	(2,794)	(2,093)
Dividends paid	(7,472)	(7,560)

Net cash (used) provided by financing activities	(39,203)	152,191

Increase (decrease) in cash and cash equivalents	48,333	(13,056)
Cash and cash equivalents at beginning of year	33,833	35,933

Cash and cash equivalents at end of year	$82,166	$22,877

Cash and cash equivalents include:
Cash and due from banks	$15,691	$11,663
Money market investments	66,475	11,214

	$82,166	$22,877

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$72,250	$56,810

Income taxes paid	$225	$1,050

Investment securities available-for-sale transferred to held-to-maturity	$—	$263,793

Investment securities held-to-maturity transferred to available-for-sale	$766,848	$—

Real estate loans securitized into mortgage-backed securities	$98,440	$57,620

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

    In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position of the Group at March 31, 2001 and June 30, 2000, and the results of operations and cash flows for the third quarter and nine-month period ended March 31, 2001 and 2000.

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

    At March 31, 2001, the Group's trading portfolio weighted average yield was 7.31% (June 30, 2000—7.49%).

Investment securities

    With the adoption of Statement No. 133 (See Note 6), "Accounting for Derivative Instruments and Hedging Activities", management reclassified the portfolio of investments Held-to-Maturity to the Available-for-Sale investment category. The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at March 31, 2001 and June 30, 2000, were as follows:

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

	(In thousands)
	Available-for-sale		Held-to-maturity		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$60,078	$60,018	$—	$—	$60,078	$60,018
After 1 year to 5 years	4,406	4,538	—	—	4,406	4,538
After 5 years to 10 years	59,962	60,722	—	—	59,962	60,722
Due after 10 years	1,053,612	1,063,851	—	—	1,053,612	1,063,851
Equity options	—	—	—	—	10,216	10,216
FHLB stock	—	—	—	—	12,697	12,697

	$1,178,058	$1,189,129	$—	$—	$1,200,971	$1,212,042

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

NOTE 4—ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Accumulated other comprehensive income (loss) as of March 31 consists of:

	2001	2000
	(In thousands)
Unrealized loss on securities derivatives, net of amount reclassified into earnings of $283,000	$(253)	—
Unrealized loss on derivatives designated as cash flows hedges	(14,876)	0
Unrealized gain (loss) on securities	4,185	(18,974)

Accumulated other comprehensive loss	$(10,944)	$(18,974)

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

    The adoption of Statement No. 133 on July 1, 2000 resulted in a transition adjustment for the cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statement of Income and $875,000 unrealized loss ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statement of Changes in Stockholder's Equity and of Comprehensive Income. The transition adjustment in comprehensive income also includes an unrealized loss of $26,633,000 on securities transferred from the held-to-maturity category to the available for sale category on July 1, 2000. In addition, a $667,000 and $3.0 million of unrealized losses ($407,000 and $1.8 million net of tax effect) were charged to earnings for the quarter and nine-months ended March 31, 2001, respectively, and reflected as "Derivatives Activities Income (loss)" in the Consolidated Statement of Income. Unrealized losses of $4.6 million and $14.9 million were charged to other comprehensive income during the quarter and nine-months ended March 31, 2001, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR PER SHARE RESULTS)

	Quarterly Results			Nine-Month Period
	As Restated			As Restated
	2001	2000	Variance %	2001	2000	Variance %
EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$29,913	$31,932	(6.3)%	$88,842	$93,125	(4.6)%
Interest expense	23,331	21,186	10.1%	69,689	58,753	18.6%

Net interest income	6,582	10,746	(38.7)%	19,153	34,372	(44.3)%
Provision for credit losses	506	1,500	(66.3)%	2,406	4,750	(49.3)%

Net credit income	6,076	9,246	(34.3)%	16,747	29,622	(43.5)%
Recurrent non-interest income	6,683	5,968	12.0%	18,144	17,074	6.3%

Net core revenues	12,759	15,214	(16.1)%	34,891	46,696	(25.3)%
Recurrent non-interest expenses	9,145	9,094	0.6%	25,970	26,185	(0.8)%

Core operating activities	3,614	6,120	(40.9)%	8,921	20,511	(56.5)%

Non operating non-interest income (charges)	852	527	61.7%	(4,527)	1,886	(340.0)%
Non operating non-interest expenses	(296)	(140)	111.4%	(772)	(385)	100.5%

Total non-operating activities gain (losses)	556	387	43.7%	(5,299)	1,501	(453.0)%

Income before taxes	4,170	6,507	(35.9)%	3,622	22,012	(83.5)%
Income (credit) taxes	(353)	406	(186.9)%	(1,902)	1,334	(242.6)%

Income before cumulative effect of change in accounting principle	4,523	6,101	(25.9)%	5,524	20,678	(73.3)%
Cumulative effect of change in accounting principle, net of taxes	—	—	0.0%	(164)	—	(100.0)%

Net income	4,523	6,101	(25.9)%	5,360	20,678	(74.1)%
Less: dividends on preferred stock	(597)	(597)	0.0%	(1,790)	(1,790)	0.0%

Net income available to common shareholders	$3,926	$5,504	(28.7)%	$3,570	$18,888	(81.1)%

Earnings per share:
Basic before cumulative effect of change in GAAP	$0.31	$0.43	(27.9)%	$0.30	$1.48	(79.7)%

Basic after cumulative effect of change in GAAP	$0.31	$0.43	(27.9)%	$0.28	$1.48	(81.1)%

Diluted before cumulative effect of change in GAAP	$0.31	$0.42	(26.2)%	$0.29	$1.45	(80.0)%

Diluted after cumulative effect of change in GAAP	$0.31	$0.42	(26.2)%	$0.28	$1.45	(80.7)%

Average shares and potential shares	12,776	13,142	(2.8)%	12,761	13,065	(2.3)%

Book value	$6.81	$6.80	0.2%	$6.81	$6.80	0.2%

Market price at end of period	$13.35	$19.00	(29.7)%	$13.35	$19.00	(29.7)%

Dividends declared per common share	$0.15	$0.15	0.0%	$0.45	$0.45	0.7%

Common dividends declared	$1,873	$1,920	(2.4)%	$5,658	$5,753	(1.7)%

PERIOD END BALANCES (as of March 31,) AND FINANCIAL RATIOS:
Total financial assets
Trust assets managed				$1,398,531	$1,387,300	0.8%
Broker-dealer assets gathered				881,885	925,500	(4.7)%

Assets managed				2,280,416	2,312,800	(1.4)%
Group total assets				1,839,021	1,743,181	5.5%

				$4,119,437	$4,055,981	1.6%

Interest-earning assets
Investments				$1,332,019	$1,091,643	22.0%
Loans and leases (including held-for-sale)				428,312	579,365	(26.1)%

				$1,760,331	$1,671,008	5.3%

Interest-bearing liabilities
Deposits				$675,532	$652,687	3.5%
Repurchase agreements				902,994	754,760	19.6%
Borrowings				87,980	180,875	(51.4)%

				$1,666,506	$1,588,322	4.9%

Stockholders' equity
Preferred equity				$33,500	$33,500	0.0%
Common equity				85,081	87,079	(2.3)%

				$118,581	$120,579	(1.7)%

Capital Ratios:
Leverage capital				7.08%	8.59%

Total risk-based capital				21.41%	26.30%

Tier 1 risk-based capital				20.95%	25.05%

Financial ratios (in percent)
Return on average assets (ROA)	1.03%	1.41%		0.39%	1.65%

Return on average common equity (ROE)	19.79%	23.76%		6.04%	27.78%

Efficiency ratio	71.13%	54.66%		71.56%	50.84%

Expense ratio	0.66%	0.74%		0.69%	0.72%

Interest rate margin	1.79%	2.60%		1.57%	2.84%

Number of banking offices	19	19		19	19

SELECTED FINANCIAL DATA
NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 1—NINE-MONTH PERIOD ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000	Variance in %	2001	2000	Variance in BP	2001	2000	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$88,842	$93,125	(4.60)%	7.21%	7.67%	(0.46)%	$1,644,746	$1,616,200	1.77%
Tax equivalent adjustment	25,797	25,663	0.52%	3.14%	3.18%	(0.04)%	—	—	0.00%

Interest-earning assets—tax equivalent	114,639	118,788	(3.49)%	10.35%	10.85%	(0.50)%	1,644,746	1,616,200	1.77%
Interest-bearing liabilities	69,689	58,753	18.61%	5.94%	5.12%	0.82%	1,562,934	1,524,450	2.52%

Net interest income / spread	$44,950	$60,035	(25.13)%	4.41%	5.73%	(1.32)%	$81,812	$91,750	(10.83)%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$55,271	$49,684	11.2%	6.83%	6.53%	0.30%	$1,079,242	$1,012,880	6.55%
Investment management fees	(704)	—	(100.0)%	(0.08)%	0.00%	(0.08)%	—	—	0.00%

Total investment securities	54,567	49,684	9.8%	6.75%	6.53%	0.22%	1,079,242	1,012,880	6.55%
Trading securities	1,711	1,585	7.9%	7.78%	7.62%	0.16%	29,304	27,720	5.71%
Money market investments	3,944	173	2179.8%	6.17%	6.62%	(0.45)%	85,205	3,476	2351.24%

	60,222	51,442	17.1%	6.73%	6.56%	0.17%	1,193,751	1,044,076	14.34%

Loans:
Real estate(1)	24,240	19,068	27.1%	8.00%	7.70%	0.30%	404,108	330,078	22.43%
Consumer	2,202	12,663	(82.6)%	15.76%	13.31%	2.45%	18,613	126,242	(85.26)%
Financing leases	384	8,182	(95.3)%	8.55%	11.35%	(2.80)%	5,981	95,677	(93.75)%
Commercial and auto loans	1,794	1,770	1.4%	10.72%	11.67%	(0.95)%	22,293	20,127	10.76%

	28,620	41,683	(31.3)%	8.46%	9.69%	(1.23)%	450,995	572,124	(21.17)%

	88,842	93,125	(4.6)%	7.21%	7.67%	(0.46)%	1,644,746	1,616,200	1.77%

Interest-bearing liabilities:
Deposits:
Savings and demand	2,312	2,212	4.5%	2.34%	2.12%	0.22%	131,450	138,449	(5.06)%
Time and IRA accounts	25,468	20,416	24.7%	6.13%	5.36%	0.77%	553,622	505,536	9.51%

	27,780	22,628	22.8%	5.40%	4.67%	0.74%	685,072	643,985	6.38%

Borrowings:
Repurchase agreements	36,409	29,091	25.2%	6.38%	5.44%	0.94%	763,612	709,482	7.63%
Financing fees	123	—	100.0%	0.02%	0.00%	0.02%	—	—

Total repurchase agreements	36,532	29,091	25.6%	6.40%	5.44%	0.96%	763,612	709,482	7.63%
FHLB funds, term notes and other borrowings	5,377	7,034	(23.6)%	6.27%	5.46%	0.81%	114,250	170,983	(33.18)%

	41,909	36,125	16.0%	6.37%	5.44%	0.92%	877,862	880,465	(0.30)%

	69,689	58,753	18.6%	5.94%	5.12%	0.83%	1,562,934	1,524,450	2.52%

Net interest income / spread	$19,153	$34,372	(44.3)%	1.26%	2.55%	(1.29)%

Interest rate margin				1.57%	2.84%	(1.27)%

Excess of interest-earning assets over interest-bearing liabilities							$81,812	$91,750	(10.83)%

Interest-earning assets over interest-bearing liabilities ratio							105.23%	106.02%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans	$(8,801)	$(4,261)	$(13,063)
Investments	7,365	1,414	$8,779

	(1,436)	(2,847)	(4,283)

Interest Expense:
Deposits	1,438	3,714	$5,152
Borrowings	(106)	5,890	$5,784

	1,332	9,604	10,936

Net Interest Income	$(2,768)	$(12,451)	$(15,219)

(1)—Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
QUARTER ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 1A—QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000	Variance in %	2001	2000	Variance in BP	2001	2000	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$29,913	$31,932	(6.32)%	7.33%	7.64%	(0.31)%	$1,669,518	$1,667,269	0.13%
Tax equivalent adjustment	8,797	8,851	(0.61)%	2.11%	2.12%	(0.01)%	—	—	0.00%

Interest-earning assets—tax equivalent	38,710	40,783	(5.08)%	9.44%	9.76%	(0.32)%	1,669,518	1,667,269	0.13%
Interest-bearing liabilities	23,331	21,186	10.12%	5.79%	5.33%	0.46%	1,600,995	1,577,263	1.50%

Net interest income / spread	$15,379	$19,597	(21.52)%	3.65%	4.43%	(0.78)%	68,523	90,006	(23.87)%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$19,190	$17,648	8.74%	6.76%	6.68%	0.08%	$1,134,408	$1,054,949	7.53%
Investment management fees	(704)	—	(100.00)%	(0.25)%	0.00%	(0.25)%	—	—	0.00%

	18,486	17,648	4.75%	6.51%	6.68%	(0.17)%	1,134,408	1,054,949	7.53%
Trading securities	490	649	(24.50)%	7.46%	8.06%	(0.60)%	26,261	32,191	(18.42)%
Money market investments	864	52	1561.54%	6.61%	7.22%	(0.61)%	52,226	2,852	1731.21%

	19,840	18,349	34.0%	6.77%	6.72%	0.05%	1,212,895	1,089,992	11.28%

Loans:
Real estate(1)	8,598	6,377	34.83%	8.43%	7.63%	0.80%	408,104	334,394	22.04%
Consumer	791	4,172	(81.04)%	14.17%	12.84%	1.33%	22,153	128,858	(82.81)%
Financing leases	83	2,599	(96.81)%	9.53%	11.08%	(1.55)%	3,452	93,091	(96.29)%
Commercial and auto loans	601	435	38.16%	10.41%	8.25%	2.16%	22,914	20,934	9.46%

	10,073	13,583	(25.84)%	8.82%	9.37%	(0.56)%	456,623	577,277	(20.90)%

	29,913	31,932	(6.3)%	7.33%	7.64%	(0.31)%	1,669,518	1,667,269	0.13%

Interest-bearing liabilities:
Deposits:
Savings and demand	761	712	6.9%	2.29%	2.08%	0.21%	131,574	135,799	(3.11)%
Time and IRA accounts	8,254	7,076	16.6%	6.00%	5.47%	0.53%	546,142	512,989	6.46%

	9,015	7,788	15.8%	5.28%	4.76%	0.52%	677,716	648,788	4.46%

Borrowings:
Repurchase agreements	12,695	10,903	16.4%	6.12%	5.74%	0.38%	823,648	753,963	9.24%
Financing fees	123	—	100.0%	0.06%	0.00%	0.06%	—	—

Total repurchase agreements	12,818	10,903	17.6%	6.18%	5.74%	0.44%	823,648	753,963	9.24%
FHLB funds, term notes and other borrowings	1,498	2,495	(40.0)%	5.96%	5.67%	0.29%	99,631	174,512	(42.91)%

	14,316	13,398	6.9%	6.16%	5.73%	0.43%	923,279	928,475	(0.56)%

	23,331	21,186	10.1%	5.79%	5.33%	0.46%	1,600,995	1,577,263	1.50%

Net interest income / spread	$6,582	$10,746	(38.7)%	1.54%	2.31%	(0.77)%

Interest rate margin				1.79%	2.60%	(0.81)%

Excess of interest-earning assets over interest-bearing liabilities							$68,523	$90,006	(23.87)%

Interest-earning assets over interest-bearing liabilities ratio							104.28%	105.71%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans	$(2,827)	$(683)	$(3,510)
Investments	2,064	(573)	1,491

	(763)	(1,256)	(2,019)

Interest Expense:
Deposits	345	882	1,227
Borrowings	(74)	992	918

	271	1,874	2,145

Net Interest Income	$(1,034)	$(3,130)	$(4,164)

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

SELECTED FINANCIAL DATA
QUARTER AND NINE-MONTH PERIOD ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)

TABLE 7—LOAN LOSS RESERVE BREAKDOWN

	March 31, 2001	March 31, 2000
Consumer	$1,324	$1,350
Financing leases	529	744
Commercial and other	187	4,037

Non-real estate	2,040	6,131
Real estate	781	715

	$2,821	$6,846

TABLE 8—NON-PERFORMING ASSETS

Non-performing assets
Non-performing loans	$15,904	$16,571
Foreclosed real estate	1,007	548
Repossessed autos	49	308
Repossessed equipment	—	2

	$16,960	$17,429

Non-performing loans to
Total loans	3.69%	2.83%

Total assets	0.86%	0.95%

Total capital	13.41%	13.74%

TABLE 9—NON-PERFORMING LOANS

Non-performing loans
Consumer	$464	$945
Financing leases	1,001	7,208
Commercial	866	984

Non-real estate	2,331	9,137
Real estate	13,573	7,434

Total	$15,904	$16,571

Non-performing loans composition
Consumer	2.9%	5.7%
Financing leases	6.3%	43.5%
Commercial	5.4%	5.9%

Non-real estate	14.7%	55.1%
Real estate	85.3%	44.9%

Total	100.0%	100.0%

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

NON-INTEREST EXPENSES

    Table 3 details non-interest expenses (excluding non-operating charges), which remained flat at $9.4 million when comparing both March quarters. Increases in advertising and occupancy and equipment were basically offset by decreases in compensation, supplies and service fees. For the nine-month period ended March 31, 2001, non-interest expenses reflect a small decline of 0.8 percent, when compared with the similar period in fiscal 2000. Employee compensation and benefits (the Group's largest expense category) decreased 4.1 percent from $3.9 million to $3.7 million, when comparing both March quarters, and 7.8 percent when comparing both nine-month periods. These savings were mostly obtained from leasing operations that were discontinued in June 2000.

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

NON-OPERATING ACTIVITIES

    As seen in Table 4, the Group reported derivative activities related to Statement of Financial Accounting Standards 133 (please see Note 6 to the Unaudited Consolidated Financial Statements). The SFAS 133 valuation, which during April 2001 was revised for the previous two quarters, resulted in a $667,000 loss for the quarter ended March 31, 2001; bringing the year-to-date total to $3 million. The Group reported a $164,000 (net of taxes) unrealized loss in the first quarter of fiscal 2001 to book the cumulative effect of the change in accounting principle.

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

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:		Date: 6/15/01
/s/ José E. Fernández José E. Fernández, Chairman of the Board of Directors, President and Chief Executive Officer
By:		Date: 6/15/01
/s/ Rafael Valladares Rafael Valladares, Senior Vice-President and Principal Financial Officer

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