Form 10-K
period 2001-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2001-09-28
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2001, or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to .

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0259436

Principal Executive Offices:
Monacillos Ward
1000 San Roberto Street
Río Piedras, Puerto Rico 00926
Telephone Number: (787) 771-6800

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock
($1.00 par value per share)

7.125% Non-cumulative Monthly Income Preferred Stock, Series A
($1.00 par value per share, $25.00 liquidation preference per share)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X          No

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 2001, Oriental Financial Group Inc. (the "Group") had 12,452,117 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Group was $193.5 million based upon the reported closing price of $19.50 on the New York Stock Exchange on that date.

Documents Incorporated By Reference

Portions of the Group's annual report to stockholders for fiscal 2001 are incorporated herein by reference to Items 5 through 8 of Part II and Item 14 of Part IV.

Portions of the Group's definitive proxy statement relating to the 2001 annual meeting of stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

ORIENTAL FINANCIAL GROUP INC.
FORM 10-K
TABLE OF CONTENTS

PART—I

ITEM 1—BUSINESS

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

The Group

The Group is a diversified, publicly-owned financial holding company, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, which provides a wide variety of financial services through its subsidiaries.

Oriental Bank and Trust (the "Bank"), the Group's main subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico and with twenty branches located throughout Puerto Rico. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank offers mortgage, commercial and consumer lending, saving and time deposits products, financial planning, insurance, and corporate and individual trust services.

Oriental Financial Services Corp. ("OFSC") and FISA Insurance Agency Inc., ("FISA") are the Group's two other subsidiaries engaged in securities brokerage (including investment advisory services) and insurance activities, respectively. OFSC, a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Exchange Act. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. The SEC, NASD and the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") regulate the securities activities of OFSC. FISA is an insurance agency licensed by the Insurance Commissioner of Puerto Rico.

Oriental Mortgage Corporation ("Oriental Mortgage"), the Bank's subsidiary engaged in mortgage-banking activities and services, is licensed as a mortgage bank by the Commissioner.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "Bank Holding Company Act") and, accordingly, subject to the supervision and regulation of the Board of

Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC insures the Bank's deposits up to $100,000 per depositor. The Bank is further subject to the regulation by the Puerto Rico Finance Board. Other government agencies, such as the SEC, regulate additional aspects of the Group's operations (see "Regulation and Supervision").

The Group is a legal entity separate and distinct from the Bank, OFSC and FISA. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or its other subsidiaries.

Market Area and Business Segments

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of June 30, 2001, Puerto Rico had 17 banking institutions with a total of approximately $45.7 billion in assets according to industry statistics published by the Commissioner. The Group ranked ninth based on total assets at June 30, 2001. The largest banks in order of size (total assets) were Banco Popular de Puerto Rico, Banco Santander Puerto Rico and Firstbank. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States.

In addition, the Group competes with brokerage firms with retail operations, credit unions, small loan companies and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. The Group competes for loans with other financial institutions, most of which are larger and have greater resources available than those of the Group. There can be no assurance that in the future the Group will be able to continue to increase its deposit base or originate loans in the manner or on the terms on which it has done so in the past.

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

The Group has three reportable segments: Retail Banking, Financial Services and Mortgage Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as income before tax, net interest income, loan production and fees generated.

The Group's largest business segment is retail banking. The Bank's branches and treasury are its main components, with traditional banking products such as deposits, electronic banking and lending.

    The Bank's lending activity is with consumers located in Puerto Rico. The Bank's loan transactions include a diversified number of industries and activities all of which are encompassed within three main categories: mortgage, commercial and consumer. The Bank's loan portfolio has a higher concentration of residential mortgage loans followed by consumer loans such as personal loans, then commercial loans. The Bank continues to concentrate the major share of its lending activities in mortgage originations, which represent low credit risk and highly lucrative returns. Lending related to individual real estate ownership has traditionally been one of the most secure areas of financing in Puerto Rico because of the delinquency and foreclosure experience.

The Group's investment activity is strictly debt securities. Its portfolio consists primarily of money market investments, U.S. Treasury notes and Government agency bonds, mortgage-backed securities, collateralized mortgage obligations and P.R. Government municipal bonds. At June 30, 2001, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which lowers the Group's effective tax rate.

Mortgage-backed securities, the largest component, are pools of residential loans that are made to consumers and then resold by the Government National Mortgage Corporation (the "GNMA"), Federal National Mortgage Association (the "FNMA") and Federal Home Loan Mortgage Corporation (the "FHLMC") in the open market. The Government of Puerto Rico is the only issuer, other than the U.S. Government, of instruments that are payable and secured by the same source of revenue or taxing authority that exceeded 10% of stockholders' equity at June 30, 2001 and 2000.

The Bank's principal funding sources are branch deposits, collateralized deposits, Federal Home Loan Bank (the"FHLB") funds, securities sold under agreements to repurchase, and term notes. Borrowings are the Bank's largest funding source. It mainly consist of advances and borrowings from the FHLB, repurchase agreements, term notes, notes payable and lines of credit. Deposits represent the Bank's second largest source of funding. Through its branch system, the Bank offers personal, commercial and mortgage loans, individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, individual retirement accounts and commercial non-interest bearing checking accounts. The FDIC insures the Bank's deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Committee (the "ALCO"), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.

The Group's second largest business segment is its financial services, which is comprised of the Bank's trust division ("Oriental Trust"), OFSC and FISA. The core operations of this segment are financial planning, money management, insurance and investment brokerage services, as well as corporate and individual trust services. Oriental Trust offers various types of individual retirement accounts and manages 401(k) and Keogh retirement plans, custodian accounts and corporate trust accounts. OFSC and FISA offers a wide array of investment alternatives to its client base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds.

The Group's third largest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. Oriental Mortgage originates FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution.

Regulation and Supervision

    The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board and SEC periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

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

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are "financial in nature". The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well capitalized" and "well managed". On May 21, 2000, the Group elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided it "does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally." The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be "financial in nature": (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

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

The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC, which insures its deposits to the maximum extent permitted by law, and subject to certain requirements established by the Federal Reserve Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers are limited to 10% of the transferring institution's capital stock and surplus with respect to any affiliate (including the Group), and with respect to all affiliates to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

Since the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

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

Dividend Restrictions

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Act"), the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to twenty percent (20%) of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991(the "FDICIA").

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the "FHFB"). The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHFB and the boards of directors of the FHLB's.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the "FHLB-NY") and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose is deemed to be not less than 30% of assets or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

FDICIA

    Under FDICIA, the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations issued there under established five capital tiers: (i) "well capitalized", if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized", if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized", if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized", if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized", if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the five examinations rating categories: asset quality, management, earnings, liquidity and sensitivity to market risk. As of June 30, 2001, the Group is a "well-capitalized" institution.

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

Insurance of Accounts and FDIC Insurance Assessments

The FDIC insures the Bank's deposit accounts up to the applicable limits. The insurance of deposit accounts by the FDIC subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, the FDIC may terminate insurance of accounts of the Bank.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following "supervisory subgroups": "A","B", or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium. Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. DIFA also provided for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF and to bring it up to statutory required levels of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits. Currently, the Bank's deposit insurance premium is the minimum charged by the SAIF.

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

The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights and purchased credit card relationships and include a "grand fathered" provision permitting inclusion of certain existing intangibles.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 2001, the Group was in compliance with all capital requirements, exceeding those applicable to a "well-capitalized" institution.

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

In December 1993, the FDIC adopted amendments to its regulations governing the activities and investments of insured state banks that further implemented Section 24 of the FDIA, as amended by FDICIA. Under the amendments, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the Commissioner under the Puerto Rico Banking Act, which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rulemaking power and administrative discretion under the Puerto Rico Banking Act. The Commissioner generally examines the Bank at least once every year.

The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock.

The Puerto Rico Banking Act also provides that when the expenditures of a bank are greater that the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the Bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

The Puerto Rico Banking Act further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral.

The Puerto Rico Banking Act further requires change of control filings. When any person or entity will own, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of the Bank, the acquiring parties must inform the Commissioner of the details not less than 60 days prior to the date said transfer is to be consummated. The transfer shall require the approval of the Commissioner if it results in a change of control of the Bank. Under the Puerto Rico Banking Act, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Puerto Rico Banking Act generally restricts the amount the Bank can lend to one borrower to an amount that may not exceed 15% of the aggregate of the paid-in capital of the Bank and the reserve fund. The Bank may also not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. As of June 30, 2001, there were no loans that exceeded the maximum amount that the Bank could have loaned to one borrower.

The Puerto Rico Finance Board, which is composed of the Commissioner, the President of the Government Development Bank for Puerto Rico, the President of the Puerto Rico Housing Bank and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The Puerto Rico Finance Board promulgates regulations that specify maximum rates on various types of loans to individuals.

The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans, but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is no maximum rate for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

Employees

At June 30, 2001, the Group employed 358 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2—PROPERTIES

At June 30, 2001, the Bank owned 9 branch premises and other facilities throughout the Commonwealth. In addition, as of such date, the Bank leased properties for branch operations and main office in 11 locations in Puerto Rico. The Bank's management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:

  •
  Oriental Center—a four-story office building located at 908 State Road, Humacao, Puerto Rico. The Bank's main branch is the only activity conducted at this location. Approximately 60% of the office space is leased to outside tenants. The book value of this property at June 30, 2001 was $5 million.

  •
  Las Cumbres Building—a two-story structure located at 1990 Las Cumbres Avenue, Rio Piedras, Puerto Rico. A branch, collections and mortgage originating departments are the main activities conducted at this location. The book value of this property at June 30, 2001 was $1.3 million.

ITEM 3—LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel. The investigation determined losses of $9.5 million resulting from dishonest and fraudulent acts and omissions involving several former Group's employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. The Group's fidelity insurance carrier has denied claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the state of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages resulting from the denial of the claim. Initial conference meetings have taken place. The losses caused by the irregularities and claims to the insurer were expensed in prior years.

    In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or the result of operations.

ITEM 4—SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART—II

ITEM 5—MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales prices for the Group's common stock for each quarter in fiscal 2001 and the previous two fiscal years, as well as cash dividends declared for the last three fiscal years, and cash dividends declared is contained in Table 12 ("Capital, Dividends and Stock Data") and under the "Stockholders' Equity" caption in the Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), (see Financial Data Index herein) and is incorporated herein by reference.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption "Dividend Restrictions" in Item 1 herein.

On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on the common stock held by stockholders of record on September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998.

As of August 31, 2001 the Group had over 2,000 stockholders of record of its common stock, including all directors and officers of the Group, excluding beneficial owners whose shares are held in street name by securities brokers or other nominees. The NYSE closing price for the Group's common stock on such date was $19.50 per share.

In May 1999, the Group issued 1,340,000 shares of its 7.125% Non-cumulative Monthly Income Preferred Stock, Series A at $25 per share. As a result of this stock issue, the Group generated $32,300,000 in net proceeds for general corporate purposes. The Series A Preferred Stock has the following characteristics: (1) annual dividends of $1.78125 per share payable monthly, if declared by the board of directors; (2) missed dividends are not cumulative; (3) redeemable at the Group's option beginning on May 30, 2004; (4) no mandatory redemption or stated maturity date; and (5) a liquidation value of $25 per share.

The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by Puerto Rico corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships at a special 10% withholding tax rate. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions. Dividends distributed by Puerto Rico corporations to foreign corporations or partnerships, not engaged in trade or business in Puerto Rico, are also generally subject to withholding tax at a 10% rate.

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

ITEM 6—SELECTED FINANCIAL DATA

The information required by this item appears in the MD&A (see Financial Data Index herein) and is incorporated herein by reference. The following selected financial data of the Group should be read in conjunction with the MD&A and the audited consolidated financial statements. Selected financial data are presented for five fiscal years. The Group's financial statements for the fiscal years ending June 30, 1999 and 1998 were restated. The Group spent a substantial amount of time, effort and expense over a two-year period investigating certain irregularities and illegal conduct by former employees to identify the items that required the restatement of the results of fiscal years 1999 and 1998. The Group was not able, however, to determine how to allocate an additional amount of $5.8 million (after tax) that relates to periods prior to fiscal year 1998. Accordingly, that amount has been recognized as an adjustment to beginning retained earnings for fiscal 1998. The Group believes that it would require an unreasonable effort and expense to determine how to restate the financial statements for periods prior to fiscal 1998, if such allocations could be determined at all. Therefore, financial data for fiscal years 1997 has not been restated and should not be relied upon.

The ratios shown below demonstrate the Group's ability to generate sufficient earnings to pay the fixed charges of its debt and preferred stock dividends. The Group's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

Ratio of Earnings to Fixed Charges:	FY2001	FY2000	FY1999	FY1998	FY1997
Excluding Interest on Deposits	1.13	1.39	1.74	1.72	1.31
Including Interest on Deposits	1.08	1.24	1.41	1.39	1.43
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	1.07	1.31	1.60	1.56	1.60
Including Interest on Deposits	1.04	1.19	1.35	1.32	1.34

For purposes of computing these consolidated ratios, earnings represent income before taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest in deposits), amortization of debt costs, and the portion of net rental expense that is deemed representative of interest factor. In fiscal years 2001, 2000 and 1999, the Group had preferred stock issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the MD&A (see Financial Data Index herein) and is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group appears in the MD&A (see Financial Data Index herein), under caption "Quantitative and Qualitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in the consolidated financial statements, and is incorporated herein by reference. The financial data index of this report sets forth the listing of all reports required by this item and included herein.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company's Board of Directors requested and obtained proposals from several accounting firms in Puerto Rico, including PricewaterhouseCoopers LLP, in connection with the Company's annual and quarterly financial statements for each of the three fiscal years in the period ending June 30, 2004. After reviewing and considering each proposal, the Audit Committee recommended to the Board of Directors the appointment of Deloitte & Touche ("D&T") as the Company's independent auditors for fiscals 2002, 2003 and 2004. On September 25, 2001, the Board of Directors accepted such recommendation and appointed D&T as the Company's independent auditors for fiscals 2002, 2003 and 2004. This decision was based on the amount of fees quoted by each firm and the scope of services to be provided.

    PricewaterhouseCoopers LLP's report on the Company's financial statements for each of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles. During such two-year period and the current interim period through September 25, 2001, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements if not resolved to PricewaterhouseCoopers LLP's satisfaction would have caused them to make reference to such disagreements in their reports on the financial statements for such years.

PART—III

The information required by this part appears in the Group's definitive proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference.

PART—IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)—Financial Statements

The list of financial statements required by this item is set forth in the Financial Data Index of this report.

(a)(2)—Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in (a)(1) above.

(b)—Reports on Form 8-k

No current reports on Form 8-K were filed during the last quarter of fiscal 2001.

C—Exhibits

Exhibit No.:	Description of Document:
2.0	Agreement and Plan of Merger dated as of June 18, 1996 by and between the Group, the Bank and Oriental Interim Bank.*
3(i)	Amended and Restated Certificate of Incorporation.**
3(ii)	By-Laws.***
10.1	Employment Agreement between Jose Rafael Fernandez and the Group.
10.2	Employment Agreement between Marcial Diaz and the Group.
10.3	1996 Incentive Stock Option Plan.****
10.4	1998 Incentive Stock Option Plan.*****
10.5	2000 Incentive Stock Option Plan.******
21.0	List of Subsidiaries
23.0	Consent of PricewaterhouseCoopers LLP

*	Incorporated by reference to the Group's registration statement on Form 8-B filed on January 10, 1997.
**	Incorporated by reference to Exhibit 3 of the Group's registration statement on Form S-3 filed on April 2, 1999.
***	Incorporated by reference to Exhibit 3 of the Group's current report on Form 8-K filed on September 7, 2000.
****	Incorporated by reference to the Group's definitive proxy statement for the 1997 annual meeting of stockholders filed on September 19, 1997.
*****	Incorporated by reference to the Group's definitive proxy statement for the 1998 annual meeting of stockholders filed on September 29, 1998.
******	Incorporated by reference to the Group's definitive proxy statement for the 2000 annual meeting of stockholders filed on November 17, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:
	/s/ JOSÉ E. FERNÁNDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: September 25, 2001
By:
	/s/ RAFAEL VALLADARES Rafael Valladares Senior Vice President and Principal Financial Officer	Dated: September 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

By:
	/s/ JOSÉ E. FERNÁNDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: September 25, 2001
By:
	/s/ DR. PABLO I. ALTIERI Dr. Pablo I. Altieri Director	Dated: September 25, 2001
By:
	/s/ DIEGO PERDOMO Diego Perdomo Director	Dated: September 25, 2001
By:
	/s/ EFRAÍN ARCHILLA Efraín Archilla Director	Dated: September 25, 2001

By:
	/s/ JULIAN INCLÁN Julian Inclán Director	Dated: September 25, 2001
By:
	/s/ EMILIO RODRÍGUEZ, JR. Emilio Rodríguez, Jr. Director	Dated: September 25, 2001
By:
	/s/ ALBERTO RICHA Alberto Richa Director	Dated: September 25, 2001
By:
	/s/ FRANCISCO ARRIVÍ Francisco Arriví Director	Dated: September 25, 2001

ORIENTAL FINANCIAL GROUP, INC.
FORM-10K
FINANCIAL DATA INDEX

PAGE
FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
Selected Financial Data	F-1 to F-9
Management's Discussion and Analysis of Financial Condition and Results of Operations	F-10 to F-18
Quantitative and Qualitative Disclosures About Market Risk	F-19
FINANCIAL STATEMENTS
Report of Independent Accountants	F-20
Consolidated Statements of Financial Condition as of June 30, 2000 and 2001	F-21
Consolidated Statements of Income for each of the years in the three-year period ended June 30, 2001	F-22
Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the years in the three-year period ended June 30, 2001	F-23
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2001	F-24
Notes to the Consolidated Financial Statements	F-25 to F-52

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2001, 2000, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

EARNINGS, PER SHARE AND DIVIDENDS:	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998	June 30, 1997
Interest income	$120,344	$126,226	$107,809	$96,940	$79,384
Interest expense	91,281	81,728	64,775	58,046	45,098

Net interest income	29,063	44,498	43,034	38,894	34,286
Provision for loan losses	2,903	8,150	14,473	9,545	4,900

Net credit income	26,160	36,348	28,561	29,349	29,386
Recurrent non-interest income	23,971	22,600	22,683	20,102	15,164

Net core revenues	50,131	58,948	51,244	49,451	44,550
Recurrent non-interest expenses	38,195	36,035	32,732	30,328	28,138

Core operating activities	11,936	22,913	18,512	19,123	16,412

Non recurrent non-interest (loss) income	(4,599)	578	11,270	7,142	5,080
Non recurrent non-interest expenses	(22)	(3,817)	(2,878)	(4,306)	(1,340)

Total non-recurrent activities	(4,621)	(3,239)	8,392	2,836	3,740

Income before taxes	7,315	19,674	26,904	21,959	20,152
Income tax benefit (expense)	1,318	(108)	(200)	(2,563)	(3,590)

Income before cumulative effect of change in accounting principle	8,633	19,566	26,704	19,396	16,562
Cumulative effect of change in accounting principle, net of tax	(164)	—	—	—	—

Net Income	8,469	19,566	26,704	19,396	16,562
Less: dividends on preferred stock	(2,387)	(2,387)	(350)	—	—

Net income available to common shareholders	$6,082	$17,179	$26,354	$19,396	$16,562

Basic EPS before cumulative effect of change in accounting principle	$0.50	$1.34	$2.02	$1.46	$1.25

Basic EPS after cumulative effect of change in accounting principle	$0.49	$1.34	$2.02	$1.46	$1.25

Diluted EPS before cummulative effect of change in accounting principle	$0.49	$1.31	$1.93	$1.39	$1.21

Diluted EPS after cumulative effect of change in accounting principle	$0.48	$1.31	$1.93	$1.39	$1.21

Average shares and potential shares	12,769	13,162	13,633	13,948	13,676

Book value per common share	$6.40	$6.64	$6.45	$7.50	$6.72

Market price at end of period	$19.00	$14.44	$24.13	$27.66	$16.95

Dividends declared per common share	$0.60	$0.60	$0.56	$0.41	$0.33

Dividends declared on common share	$7,534	$7,657	$7,369	$5,442	$4,369

Note: Per share related information has been retroactively adjusted to reflect stock splits, when applicable.

PERIOD END BALANCES (as of June 30,):
Total financial assets
Trust assets managed	$1,444,534	$1,456,500	$1,380,200	$1,310,000	$1,088,600
Broker-dealer assets gathered	1,002,253	914,900	885,800	741,400	524,900

Assets managed	2,446,787	2,371,400	2,266,000	2,051,400	1,613,500
Group total assets	2,038,940	1,851,214	1,580,800	1,301,400	1,068,600

	$4,485,727	$4,222,614	$3,846,800	$3,352,800	$2,682,100

Interest-earning assets
Investments and securities	$1,499,681	$1,179,484	$946,411	$706,535	$468,594
Loans and leases (including loans held-for-sale), net	466,482	600,878	568,711	541,750	532,970

	$1,966,163	$1,780,362	$1,515,122	$1,248,285	$1,001,564

Interest-bearing liabilities
Deposits	$797,965	$723,681	$655,853	$570,297	$497,542
Repurchase agreements	915,471	816,493	596,226	416,171	247,915
Borrowings	165,000	156,500	174,900	189,388	204,816

	$1,878,436	$1,696,674	$1,426,979	$1,175,856	$950,273

Stockholders' equity
Preferred equity	$33,500	$33,500	$33,500	$—	$—
Common equity	79,990	84,369	82,798	99,240	89,394

	$113,490	$117,869	$116,298	$99,240	$89,394

Capital ratios
Leverage capital	6.68%	7.49%	8.30%	7.70%	8.17%

Total risk-based capital	19.96%	29.29%	24.21%	20.45%	17.53%

Tier 1 risk-based capital	19.53%	30.54%	22.95%	21.68%	18.66%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	0.49%	1.15%	1.84%	1.59%	1.84%

Return on average common equity (ROE)	7.85%	18.73%	24.41%	20.41%	21.17%

Efficiency ratio	72.06%	58.56%	53.38%	57.75%	52.76%

Expense ratio	0.85%	1.00%	0.88%	1.19%	1.34%

Interest rate spread	1.49%	2.43%	2.94%	3.17%	3.89%

Number of financial centers	20	19	19	17	16

F–1

SELECTED FINANCIAL DATA
PERIOD ENDED JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

TABLE 1 — FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
TAX EQUIVALENT SPREAD	Fiscal 2001	Fiscal 2000	Variance in %	Fiscal 2001	Fiscal 2000	Variance in BP	Fiscal 2001	Fiscal 2000	Variance in %
Interest-earning assets	$120,344	$126,226	-4.66%	7.18%	7.72%	-0.54%	$1,677,786	$1,635,098	2.61%
Tax equivalent adjustment	35,226	24,786	42.12%	4.20%	1.52%	2.68%	—	—	0.00%

Interest-earning assets — tax equivalent	155,570	151,012	3.02%	11.38%	9.24%	2.14%	1,677,786	1,635,098	2.61%
Interest-bearing liabilities	91,281	81,728	11.69%	5.69%	5.29%	0.40%	1,604,295	1,543,557	3.93%

Net interest income / spread	$64,289	$69,284	-7.21%	5.69%	3.95%	1.74%	$73,491	$91,541	-19.72%

NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$75,172	$68,070	10.4%	6.75%	6.66%	0.09%	$1,113,667	$1,022,261	8.94%
Investment management fees	(1,016)	—	-100.0%	-0.08%	0.00%	-0.08%	—	—	0.00%

Total investment securities	74,156	68,070	8.9%	6.67%	6.66%	0.01%	1,113,667	1,022,261	8.94%
Trading securities	2,735	2,269	20.5%	7.55%	8.08%	-0.53%	36,223	28,098	28.92%
Money market investments	4,691	510	819.8%	5.97%	6.29%	-0.32%	78,630	8,109	869.66%

	81,582	70,849	15.1%	6.65%	6.69%	-0.04%	1,228,520	1,058,468	16.07%

Loans:
Real estate (1)	32,970	25,986	26.9%	8.20%	7.75%	0.45%	401,916	335,353	19.85%
Consumer	3,008	16,612	-81.9%	15.41%	13.27%	2.14%	19,517	125,199	-84.41%
Financing leases	409	10,579	-96.1%	8.33%	11.13%	-2.80%	4,907	95,012	-94.84%
Commercial	2,375	2,200	8.0%	10.36%	10.45%	-0.09%	22,926	21,066	8.83%

	38,762	55,377	-30.0%	8.62%	9.60%	-0.98%	449,266	576,630	-22.09%

	120,344	126,226	-4.7%	7.18%	7.72%	-0.54%	1,677,786	1,635,098	2.61%

Interest-bearing liabilities:
Deposits:
Savings and demand	3,126	3,059	2.2%	2.36%	2.17%	0.19%	132,559	140,900	-5.92%
Time and IRA accounts	33,516	28,364	18.2%	5.89%	5.48%	0.41%	569,415	517,289	10.08%

	36,642	31,423	16.6%	5.22%	4.77%	0.45%	701,974	658,189	6.65%

Borrowings:
Repurchase agreements	46,727	41,116	13.6%	5.91%	5.77%	0.14%	790,498	713,061	10.86%
Interest rate risk management	1,141	(478)	338.7%	0.14%	-0.05%	0.19%	—	—	—
Management fees	179	—	100.0%	0.02%	0.00%	0.02%	—	—	—

Total repurchase agreements	48,047	40,638	18.2%	6.08%	5.72%	0.35%	790,498	713,061	10.86%
FHLB funds and term notes	6,592	9,667	-31.8%	5.90%	5.61%	0.29%	111,823	172,307	-35.10%

	54,639	50,305	8.6%	6.05%	5.68%	0.37%	902,321	885,368	1.91%

	91,281	81,728	11.7%	5.69%	5.29%	0.40%	1,604,295	1,543,557	3.93%

Net interest income / spread	$29,063	$44,498	-34.7%	1.49%	2.43%	-0.94%

Interest rate margin				1.73%	2.72%	-0.99%

Excess of interest-earning assets over interest-bearing liabilities							$73,491	$91,541	-19.72%

Interest-earning assets over interest-bearing liabilities ratio							104.58%	105.93%	-1.27%

FISCAL 2000 VERSUS 1999

	Interest			Average rate			Average balance
	Fiscal 2000	Fiscal 1999	Variance in %	Fiscal 2000	Fiscal 1999	Variance in BP	Fiscal 2000	Fiscal 1999	Variance in %
Interest Income:
Loans (1)	$55,377	$55,596	-0.4%	9.60%	10.05%	-0.45%	$576,630	$553,122	4.25%
Investments	70,849	52,213	35.7%	6.69%	6.48%	0.21%	1,058,468	805,730	31.37%

	126,226	107,809	17.1%	7.72%	7.93%	-0.21%	1,635,098	1,358,852	20.33%

Interest Expense:
Deposits	31,423	28,785	9.2%	4.77%	4.66%	0.11%	658,189	615,945	6.86%
Borrowings	50,305	35,990	39.8%	5.68%	5.29%	0.39%	885,368	681,453	29.92%

	81,728	64,775	26.2%	5.29%	4.99%	0.30%	1,543,557	1,297,398	18.97%

Net interest income / spread	$44,498	$43,034	3.4%	2.43%	2.94%	-0.51%	$91,541	$61,454	49.0%

Interest rate margin				2.72%	3.17%	-0.45%

CHANGES IN NET INTEREST INCOME DUE TO:

	Fiscal 2001 versus 2000			Fiscal 2000 versus 1999
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans (1)	$(12,227)	$(4,388)	$(16,615)	$1,413	$(1,632)	$(219)
Investments	11,376	(643)	10,733	16,379	2,257	18,636

	(851)	(5,031)	(5,882)	17,792	625	18,417

Interest Expense:
Deposits	2,089	3,130	5,219	1,908	730	2,638
Borrowings	963	3,371	4,334	10,503	3,812	14,315

	3,052	6,501	9,553	12,411	4,542	16,953

Net Interest Income	$(3,903)	$(11,532)	$(15,435)	$5,381	$(3,917)	$1,464

(1)
— Real estate averages include loans held-for-sale.

F–2

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

	Fiscal 2001	Fiscal 2000	Variance %	Fiscal 1999
TABLE 2 — NON-INTEREST INCOME SUMMARY
Trust, money management and brokerage fees	$12,013	$12,046	-0.3%	$10,211
Mortgage banking activities	7,783	5,891	32.1%	9,124

Non-banking service revenues	19,796	17,937	10.4%	19,335

Fees on deposit accounts	2,162	2,131	0	1,324
Bank service charges and commissions	1,654	2,387	-30.7%	1,940
Other operating revenues	359	145	147.6%	84

Bank service revenues	4,175	4,663	-10.5%	3,348

Recurrent non-interest income	23,971	22,600	6.1%	22,683

Recurrent non-interest income to expenses ratio	65.32%	62.72%	2.61%	69.30%

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$10,349	$11,504	-10.0%	$9,771
Variable compensation	3,824	4,194	-8.8%	5,387

Compensation and benefits (1)	14,173	15,698	-9.7%	15,158

Occupancy and equipment	7,141	6,417	11.3%	5,345
Advertising and business promotion	4,298	3,094	38.9%	3,045
Professional and service fees	3,765	3,216	17.1%	2,144
Communications	1,633	1,681	-2.9%	1,496
Municipal and other general taxes	1,951	1,920	1.6%	1,711
Insurance, including deposits insurance	474	469	1.1%	458
Printing, postage, stationery and supplies	683	826	-17.3%	738
Other operating expenses (1)	2,578	2,714	-5.0%	2,637

Other non-interest expenses	22,523	20,337	10.7%	17,574

Recurrent non-interest expenses	36,696	36,035	1.8%	32,732

Relevant ratios and data:
Efficiency ratio	72.06%	58.56%		53.38%

Expense ratio	0.85%	1.00%		0.88%

Compensation to recurrent non-interest expenses	38.6%	43.6%		46.3%

Variable compensation to total compensation	27.0%	26.7%		35.5%

Compensation to total average assets	0.81%	0.92%		1.04%

Average compensation per employee	$41.8	$43.9		$41.3

Bank assets per employee	$6,020	$5,896		$4,761

Total work force:
Banking operations	314	314		332
Trust operations	27	27		29
Brokerage operations	22	11		12
Insurance operations	13	—		—

	376	352		373

(1) Excludes non-recurring charges shown on table 4 below.
TABLE 4 — NON-RECURRING ACTIVITIES
Securities net activity	(1,175)	1,202	-197.8%	10,460
Trading net activity	(484)	(382)	26.7%	(184)
Derivatives activity	(3,919)	—	-100.0%	—

Securities, derivatives and trading activities	(5,578)	820	-780.2%	10,276

Leasing revenues (discontinued June 2000)	65	956	-93.2%	994
Gain (loss) on sale of leases and consumer loans	914	(1,198)	-176.3%	—
Other non-recurrent expenses	(22)	(3,817)	-99.4%	(2,878)
Stock option cancellation	(1,499)	—	-100.0%	—

Other activities	(542)	(4,059)	-86.6%	(1,884)

Total non-recurrent activities	$(6,120)	$(3,239)	88.9%	$8,392

F–3

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

	Fiscal 2001	Fiscal 2000	Change in %	Fiscal 1999
TABLE 5 — ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$6,837	$9,002	-24.1%	$5,658
Provision for loan losses	2,903	8,150	-64.4%	14,473
Net credit losses — see table 6	(6,884)	(10,315)	-33.3%	(11,129)

Ending balance	$2,856	$6,837	-58.2%	$9,002

Selected Data and Ratios:
Outstanding loans at June 30,	$469,338	$608,174	-22.8%	$577,713

Recoveries to net charge-off's	23.8%	23.1%	2.7%	17.6%

Allowance coverage ratio
Total loans	0.61%	1.12%	-45.9%	1.56%

Non-performing loans	16.90%	40.52%	-58.3%	46.06%

Non-real estate non-performing loans	103.37%	82.15%	25.8%	92.23%

TABLE 6 — NET CREDIT LOSSES STATISTICS
Real estate
Charge-offs	$(77)	$(28)	175.0%	$(2)
Recoveries	—	—	0.0%	16

	(77)	(28)	175.0%	14

Consumer
Charge-offs	(2,326)	(7,415)	-68.6%	(6,020)
Recoveries	1,182	1,606	-26.4%	932

	(1,144)	(5,809)	-80.3%	5,088)

Leasing
Charge-offs	(4,769)	(4,692)	1.6%	(7,059)
Recoveries	736	1,268	-42.0%	1,903

	(4,033)	(3,424)	17.8%	(5,966)

Commercial
Charge-offs	(1,858)	(1,287)	44.4%	(419)
Recoveries	228	233	-2.1%	330

	(1,630)	(1,054)	54.6%	(89)

Net credit losses
Total charge-offs	(9,030)	(13,422)	-32.7%	(13,500)
Total recoveries	2,146	3,107	-30.9%	2,371

	$(6,884)	$(10,315)	-33.3%	$(11,129)

Net credit losses to average:
Real estate	0.02%	0.01%		0.00%

Consumer	5.86%	4.64%		4.05%

Leasing	82.19%	3.60%		4.83%

Commercial	7.11%	8.68%		-0.03%

Total	1.53%	1.79%		1.94%

Average:
Real estate	401,916	335,353	19.8%	309,909
Consumer	19,517	125,199	-84.4%	125,482
Leasing	4,907	95,012	-94.8%	123,519
Commercial	22,926	21,066	8.8%	13,978

Total	$449,266	$576,630	-22.1%	$572,888

F–4

SELECTED FINANCIAL DATA
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

	Fiscal 2001	Fiscal 2000	Change in %	Fiscal 1999
TABLE 7 — LOAN LOSS RESERVE BREAKDOWN (as of June 30,):
Consumer	$1,318	$1,354	-2.6%	$4,186
Financing leases	303	4,519	-93.3%	4,282
Commercial	419	376	11.4%	461

Non-real estate	2,040	6,249	-67.4%	8,929
Real estate	816	588	38.8%	73

	$2,856	$6,837	-58.2%	$9,002

TABLE 8 — NON-PERFORMING ASSETS (as of June 30,):
Non-performing assets
Non-performing loans	16,903	16,875	0.2%	19,542
Foreclosed real estate	847	398	112.8%	383
Repossessed autos	107	552	-80.6%	438
Repossessed equipment	—	2	-100.0%	46

	$17,857	$17,827	0.2%	$20,409

Non-performing loans to
Total loans	3.60%	2.78%	29.7%	3.22%

Total assets	0.88%	0.96%	-9.1%	1.10%

Total capital	15.73%	15.12%	4.0%	17.31%

TABLE 9 — NON-PERFORMING LOANS (as of June 30,):
Non-performing loans
Consumer	$588	$1,544	-61.9%	$942
Financing leases	640	5,878	-89.1%	7,652
Commercial	1,535	901	70.4%	1,166

Non-real estate	2,763	8,323	-66.8%	9,760
Real estate	14,140	8,552	65.3%	9,782

Total	$16,903	$16,875	0.2%	$19,542

Non-performing loans composition
Consumer	3.5%	9.1%	-62.0%	4.8%
Financing leases	3.8%	34.8%	-89.1%	39.2%
Commercial	9.1%	5.3%	70.1%	6.0%

Non-real estate	16.3%	49.3%	-66.9%	49.9%
Real estate	83.7%	50.7%	65.1%	50.1%

Total	100.0%	100.0%	0.0%	100.0%

F–5

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

	June 30, 2001	June 30, 2000	Variance %	June 30, 1999
TABLE 10 — BANK ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities and CMOs	$1,337,200	$882,455	51.5%	$696,252
U.S. and P.R. Government securities	54,344	262,372	-79.3%	209,090
Investments in equity options	26,973	—	100.0%	—
FHLB stock and other investments	81,164	34,657	134.2%	41,069

	1,499,681	1,179,484	27.1%	946,411

Loans:
Real estate	419,966	387,629	8.3%	334,649
Consumer	22,717	19,698	15.3%	122,212
Financing leases	827	8,785	-90.6%	110,297
Commercial	25,828	24,117	7.1%	10,555

	469,338	440,229	6.6%	577,713
Consumer loans and leases under contract-to-sell	—	167,486	-100.0%	—

	469,338	607,715	-22.8%	577,713
Allowance for loan losses	(2,856)	(6,837)	-58.2%	(9,002)

	466,482	600,878	-22.4%	568,711

Total interest-earning assets	1,966,163	1,780,362	10.4%	1,515,122
Non-interest earning assets	72,777	70,852	2.7%	65,631

Total assets	$2,038,940	$1,851,214	10.1%	$1,580,753

Investments portfolio composition:
Mortgage-backed securities and CMOs	89.2%	74.8%		73.6%
U.S. and P.R. Government securities	3.6%	22.2%		22.1%
Equity options investments	1.8%	0.0%		0.0%
FHLB stock and other investments	7.2%	3.0%		4.3%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	89.5%	63.8%		57.9%
Consumer	4.8%	3.2%		21.2%
Financing leases	0.2%	1.4%		19.1%
Commercial	5.5%	31.6%		1.8%

	100.0%	100.0%		100.0%

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Savings and demand deposits	$133,980	$130,919	2.3%	$141,544
Time deposits and IRA accounts	661,701	587,931	12.5%	508,648

	795,681	718,850	10.7%	650,192
Accrued interest	2,284	4,831	-52.7%	5,661

	797,965	723,681	10.3%	655,853

Borrowings:
Repurchase agreements	915,471	816,493	12.1%	596,226
FHLB funds	105,000	70,000	50.0%	68,400
Term notes and other sources of funds	60,000	86,500	-30.6%	106,500

	1,080,471	972,993	11.0%	771,126

Total interest-bearing liabilities	1,878,436	1,696,674	10.7%	1,426,979
Non interest-bearing liabilities	47,014	36,671	28.2%	37,476

Total liabilities	$1,925,450	$1,733,345	11.1%	$1,464,455

Deposits portfolio composition:
Savings and demand deposits	16.8%	18.1%		21.6%
Time deposits and IRA accounts	82.9%	81.2%		77.6%
Accrued Interest	0.3%	0.7%		0.8%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	84.7%	83.9%		77.3%
FHLB funds	9.7%	7.2%		8.9%
Term notes and other sources of funds	5.6%	8.9%		13.8%

	100.0%	100.0%		100.0%

F–6

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2001, 2000 AND 1999
(Dollars in thousands)

	June 30, 2001	June 30, 2000	Variance %	June 30, 1999
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders' equity	$113,490	$117,869	-3.7%	$116,298

Leverage Capital (minimum required — 4.00%)	6.68%	7.49%	-10.8%	8.30%

Total Risk-Based Capital (minimum required — 8.00%)	19.96%	29.29%	-31.8%	24.21%

Tier 1 Risk-Based capital (minimum required — 4.00%)	19.53%	30.54%	-36.0%	22.95%

Stock data:
Outstanding common shares, net of treasury	12,506	12,697	-1.5%	12,835

Book value	$6.40	$6.64	-3.7%	$6.45

Market Price at end of period	$19.00	$14.44	31.6%	$24.13

Market capitalization	$237,620	$183,316	29.6%	$309,644

Common dividend data:
Dividends declared	$7,534	$7,657	-1.6%	$7,369

Dividends declared per share	$0.60	$0.60	0.4%	$0.56

Payout ratio	123.87%	50.36%	146.0%	28.02%

Dividend yield	5.92%	2.99%	98.0%	1.94%

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2001:
June 30, 2001	$19.00	$12.85	$0.150

March 31, 2001	$14.81	$12.75	$0.150

December 31, 2000	$15.06	$11.00	$0.150

September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 30, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

Fiscal 1999:
June 30, 1999	$29.87	$24.13	$0.150

March 31, 1999	$29.63	$27.50	$0.150

December 30, 1998	$32.00	$28.00	$0.150

September 30, 1998	$32.26	$28.84	$0.113

TABLE 13 — FINANCIAL ASSETS SUMMARY
Financial assets:
Trust assets managed	$1,444,534	$1,456,500	-0.8%	$1,380,200
Assets gathered by broker-dealer	1,002,253	914,900	9.5%	885,800

Managed assets	2,446,787	2,371,400	3.2%	2,266,000
Group assets	2,038,940	1,851,214	10.1%	1,580,800

	$4,485,727	$4,222,614	6.2%	$3,846,800

F–7

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2001, 2000 AND 1999
(dollars in thousands)

TABLE 14 — SELECTED QUARTERLY FINANCIAL DATA

	September 30,	December 31,	March 31,	June 30,	YTD
FISCAL 2001
Interest income	$30,369	$28,561	$29,914	$31,500	$120,344
Interest expense	23,884	22,474	23,331	21,592	91,281

Net interest income	6,485	6,087	6,583	9,908	29,063
Provision for loan losses	1,400	500	506	497	2,903

Net credit income	5,085	5,587	6,077	9,411	26,160
Non-interest income	107	5,974	7,535	5,756	19,372
Non-interest expenses	8,188	9,112	9,443	11,474	38,217

Income (loss) before taxes	(2,996)	2,449	4,169	3,692	7,315
Income tax (expense) benefit	1,280	269	354	(585)	1,318

Net income (loss) before cumulative effect of change in accounting principle	(1,716)	2,718	4,523	3,107	8,633
Cumulative effect in accounting principle, net of tax	(164)	—	—	—	(164)

Net income (loss)	(1,880)	2,718	4,523	3,107	8,469
Less: Dividends on preferred stock	(597)	(597)	(597)	(596)	(2,387)

Net income (loss) available to common shareholders	$(2,477)	$2,121	$3,926	$2,511	$6,082

	—	—	—	—	—
Per share data:
Basic before cumulative effect of change in accounting principle	$(0.18)	$0.17	$0.31	$0.20	$0.50

Basic after cumulative effect of change in accounting principle	$(0.20)	$0.17	$0.31	$0.20	$0.49

Diluted before cumulative effect of change in accounting principle	$(0.18)	$0.17	$0.31	$0.20	$0.49

Diluted after cumulative effect of change in accounting principle	$(0.20)	$0.17	$0.31	$0.20	$0.48

Average shares and potential shares	12,797	12,699	12,776	12,800	12,769

Selected Financial Ratios:
Return on average assets (ROA)	-0.39%	0.64%	1.03%	0.73%	0.49%

Return on average equity (ROE)	-10.59%	11.80%	19.79%	13.98%	7.85%

Efficiency ratio	68.65%	74.89%	71.13%	72.91%	72.06%

Expense ratio	0.65%	0.78%	0.66%	1.27%	0.85%

Interest rate spread	1.26%	1.60%	1.79%	2.15%	1.49%

FISCAL 2000
Interest income	$29,739	$31,455	$31,931	$33,101	$126,226
Interest expense	17,821	19,746	21,186	22,975	81,728

Net interest income	11,918	11,709	10,745	10,126	44,498
Provision for loan losses	1,750	1,500	1,500	3,400	8,150

Net credit income	10,168	10,209	9,245	6,726	36,348
Non-interest income	6,241	6,222	6,496	4,217	23,176
Non-interest expenses	8,535	8,799	9,234	13,282	39,850

Income before taxes	7,874	7,632	6,507	(2,339)	19,674
Provision for income tax	631	298	406	(1,227)	108

Net income	7,243	7,334	6,101	(1,112)	19,566
Less: Dividends on preferred stock	(597)	(597)	(597)	(596)	(2,387)

Net income available to common shareholders	$6,646	$6,737	$5,504	$(1,708)	$17,179

Per share data:
Basic	$0.52	$0.53	$0.43	$(0.13)	$0.49

Diluted	$0.50	$0.51	$0.42	$(0.13)	$0.48

Average shares and potential shares	13,305	13,219	13,142	12,981	12,769

Selected Financial Ratios:
Return on average assets (ROA)	1.81%	1.83%	1.41%	-0.26%	1.15%

Return on average equity (ROE)	30.38%	30.80%	23.76%	-7.38%	18.73%

Efficiency ratio	48.25%	49.78%	54.66%	84.83%	58.56%

Expense ratio	0.72%	0.70%	0.74%	1.79%	1.00%

Interest rate spread	2.81%	2.93%	2.60%	2.33%	2.43%

F–8

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2001, 2000 AND 1999
(dollars in thousands)

TABLE 15 — SELECTED QUARTERLY FINANCIAL DATA

Change in Interest rate	Expected NII (1)	Amount Change	Percent Change
Base Scenario
Flat	$53,824	$—	0.00%

+ 200 Basis points	$46,956	$(6,868)	-12.76%

- 200 Basis points	$57,772	$3,948	7.34%

Growth Scenario
Flat	$60,898	$—	0.00%

+ 200 Basis points	$56,387	$(4,511)	-7.41%

— 200 Basis points	$64,123	$3,225	5.30%

TABLE 16 — CASH FLOW DATA

	For the Years Ended June 30,
	2001	2000	1999	Cumulative
Net cash provided (used)
Operating activities	$73,984	$41,384	$146,881	$262,249
Investing activities	(249,180)	(297,296)	(384,268)	(930,744)
Financing activities	171,250	253,812	257,176	682,238

(Decrease) increase in cash and cash equivalents	(3,946)	(2,100)	19,789	13,743
Cash and cash equivalents at beginning of year	33,833	35,933	16,144	16,144

Cash and cash equivalents at end of year	$29,887	$33,833	$35,933	$29,887

F–9

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2001

OVERVIEW OF FINANCIAL PERFORMANCE

    Financial results for fiscal year 2001 reflect a period of change in Oriental Financial Group, Inc. (the "Group"). Management strategies geared at improving the Group's future performance helped mitigate the impact of previously reported non-recurring charges, such as the restructuring of the Group's investment portfolio, the adoption of new accounting standards for derivatives activities, litigation to collect a denied insurance claim and a $1.5 million non-cash charge related to the cancellation of certain employee stock options.

    Results for the latter part of fiscal year 2001 evidence that the institution has turned the corner and is ready to take advantage of various opportunities that will favorably impact its performance during fiscal year 2002.

    Net income for the Group's fiscal year ended June 30, 2001 was $8.5 million ($0.48 diluted per share), a 57-percent decrease when compared with net income of $19.6 million ($1.31 per share) for the year ended June 30, 2000. Net income for the Group's fiscal fourth quarter ended June 30, 2001, was $3.1 million ($0.20 per share), which is in sharp contrast to the loss ($1.1 million) reported in the fourth quarter of fiscal 2000.

    Excluding gains and losses for non-recurring activities (see Table 4), core income before taxes for fiscal year 2001 was $11.9 million compared to $22.9 million for fiscal year 2000. This decline is mostly attributable to lower net interest income as interest rate increases previously made by the Federal Reserve during fiscal years 2000 and 1999 weighed heavily during the first six months of the Group's fiscal year 2001, combined with the fact that the full effect of interest rate reductions made by the Federal Reserve since January 2001 was not yet fully-absorbed by June 30, 2001.

    Management defines core income as net credit income plus recurrent non-interest income less recurrent non-interest expenses, categories representing the Group's day-to-day operations.

    Net credit income (interest income less interest expense and provisions for loan losses) decreased 28 percent from $36.3 million for fiscal year 2000 to $26.2 million for fiscal year 2001. This is a result of a 5-percent decrease in interest income, from $126.2 million to $120.3 million, and a 12-percent increase in interest expense, from $81.7 million to $91.3 million. This was mitigated by management's strategy to focus on secured lending, evident in the 64-percent reduction in the provision for loan losses, which declined to $2.9 million for fiscal year 2001 as opposed to $8.2 million for the previous fiscal year.

    Non-interest revenues—mainly, money management, brokerage, insurance, mortgage and bank service fees—increased 6 percent from $22.6 million to $24 million. Most notably, mortgage-banking revenues increased 32 percent to reach $7.8 million compared to $5.9 million in fiscal year 2000. The Group has cultivated its non-interest revenue operations for many years, which has proved to be a reliable source of earnings.

    On a quarterly basis, core results evidence the Group's improved performance trend, with core income before taxes for the quarter ended June 30, 2001, reaching $5.4 million, a 91-percent increase from $2.8 million for the quarter ended June 30, 2000, and a 49-percent increase from core income of $3.6 million for the quarter ended March 31, 2001.

    Management's emphasis on secured lending, coupled with interest rate cuts made by the Federal Reserve during the past seven months, paved the way for a 40-percent increase in quarterly net credit income, which reached $9.4 million compared to $6.7 million in the quarter ended June 30, 2000. Although management's decision to focus on secured lending temporarily affected interest income,

F–10

which decreased 4.8 percent from $33.1 million to $31.5 million when comparing those quarters, the Group's loan portfolio quality has improved dramatically, evident in the 85-percent decrease in the provision for loan losses, which was $497,000 for the quarter ended June 30, 2001, as opposed to $3.4 million in the fourth quarter of fiscal year 2000. Quarterly net credit income was further helped by a 6-percent decrease in interest expense from $23 million to $21.6 million, attributable to interest rate cuts made by the Federal Reserve since January 2001.

    When comparing the last quarters of fiscal years 2001 and 2000, a 5-percent increase from $5.5 million to $5.8 million in recurrent non-interest revenues helped offset a 5-percent increase (from $9.4 million to $9.9 million) in non-interest expenses. Specifically, brokerage, trust and insurance revenues grew 12 percent, from $3.3 million in the June 2000 quarter to $3.7 million, as emphasis on operations that generate fees further strengthened the Group's earnings potential.

    When comparing the quarter ended June 30, 2001, to the quarter ended March 31, 2001, net credit income increased 55 percent from $6.1 million to $9.4 million as interest income increased 5 percent and interest expense declined more than 7 percent from the trailing quarter. Brokerage, trust and insurance fees show a 28-percent increase during the same period.

Total Financial Assets Increased

    Total financial assets (banking assets plus assets managed by the trust department and broker-dealer subsidiary) increased 6 percent to a record $4.486 billion as of June 30, 2001 from $4.221 billion reported at the end of the previous fiscal year. Assets managed by the Group's trust department and broker-dealer subsidiary increased 3 percent to $2.447 billion from $2.371 billion, despite the declining equity market experienced during the past year. The Group's bank assets increased a robust 10 percent to surpass the $2 billion level for the first time in its history, reaching $2.039 billion as of June 30, 2001, versus $1.850 billion as of June 30, 2000. Interest-earning assets also increased 10 percent from $1.780 billion to $1.966 billion.

    On the liability side, deposits increased 10 percent from $723.7 million to $798 million. IRA deposits were the largest contributor to this growth, increasing $58 million during the year, followed by retail deposits, which grew approximately $22 million when comparing both fiscal years.

NET INTEREST INCOME

    Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective revenues, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

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

    For its fiscal year ended June 30, 2001, the Group's net interest income amounted to $29.1 million, down 35 percent from $44.5 million in fiscal 2000. As reflected in Table 1, the impact of the reduction of net interest income was substantially lower on a tax-equivalent basis.

    The reduction in net interest income was mainly due to a negative rate variance of $11.5 million as result of a higher average cost of funds (5.69 percent in fiscal 2001 versus 5.29 percent in fiscal 2000) in line with interest-rate increases made by the Fed in prior years, combined with a negative volume variance of $3.9 million, which mainly stems from the previously reported sale of the lease and

F–11

unsecured consumer loan portfolios, with the proceeds used to pay debt and/or invested in higher-quality investments.

    The interest-rate spread narrowed 94-basis points during fiscal year 2001 to 1.49 percent from 2.43 percent in fiscal year 2000. This was mainly due to an increase in the average cost of funds and a change in the mix of interest-earning assets to focus on lower-risk loans and tax-free investments.

    The Group's interest income for fiscal 2001 totaled $120.3 million, down 4.7 percent from $126.2 million posted in fiscal 2000. This decline is mainly due to: (i) the expansion of the Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the reduction in the loan portfolio yield, which decreased 98-basis points for fiscal year 2001, reflecting the previously reported sale of almost $170 million of leases and unsecured loans made in July 2000.

    Average interest-earning assets increased 3 percent, from $1.64 billion to $1.68 billion, year-to-year. This moderate increase reflects management's decision to grow its assets with interest-earning assets that enhance the Group's profitability, and reflects the sale of the unsecured consumer loans and leases, which proceeds were used to repay debt and invest in higher-quality securities. The average balance of investments grew by 16 percent (from $1.06 billion to $1.23 billion) when compared to the previous fiscal year. However, the average balance of loans decreased 22 percent ($449 million versus $578 million) when comparing both years, as a result of the previously mentioned sale of loans.

    Interest expense for fiscal 2001 rose 12 percent to $91.3 million from $81.7 million reported in fiscal 2000. A larger base of interest-bearing liabilities ($1.60 billion versus $1.54 billion, when comparing both years) to fund the growth of the Group's interest-earning assets, combined with a higher average cost of funds (5.69 percent versus 5.29 percent) drove the increase. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove this increase in interest-bearing liabilities. For the year ended June 30, 2001, the cost of borrowings increased 37-basis points (6.05 percent versus 5.68 percent) when compared to fiscal 2000. The cost of short-term financing substantially increased during calendar year 2000 as a result of interest rate hikes made by the Fed, but the Group benefited slightly and should continue to benefit considerably from interest rate reductions made since January 2001.

NON-INTEREST INCOME

    Table 2 shows recurrent revenues derived from non-interest income activities. Non-interest income is affected by the activity of trust assets under management, transactions generated by the broker-dealer subsidiary, the level of mortgage-banking activities, insurance distribution fees, and service fees generated from loans and deposit accounts. As a diversified financial planning services provider, the Group's earnings enjoy a recurrent inflow of significant fees and other non-interest income, which at one point during fiscal year 2001 represented approximately half of the recurrent revenue mix. Furthermore, the Group enjoys a 67-percent coverage ratio when comparing recurrent non-interest income with non-interest expenses.

    For the year ended June 30, 2001, recurrent non-interest revenues increased 6 percent to $24 million from $22.6 million in fiscal 2000. This growth was mainly achieved through a 32-percent increase in mortgage-banking activities, which offset declines in other types of fees.

    Trust, money management, brokerage and insurance fees, the principal component of recurrent non-interest income, declined less than 1 percent, mainly due to a bearish U.S. securities market and public concern over the global economic outlook that influenced the volume and value of client investments managed. For fiscal years 2001 and 2000, these revenues were $12.01 million and $12.05 million, respectively.

F–12

    The second largest component of non-interest revenues is mortgage-banking activities, which increased 32 percent to reach $7.8 million in fiscal year 2001, from $5.9 million the previous fiscal year. The increases are mostly a result of management's previously reported strategy of focusing resources on secured lending operations that provide an attractive source of fees and lower credit risks. The strategy has improved the origination of fees and servicing rights, which are recognized in income over the life of the loan or when the related loan is sold.

    Bank services fees and other operating revenues consist primarily of fees generated by depository accounts, electronic banking and customer services. These revenues totaled $4.2 million in fiscal 2001, an 11-percent decline from $4.7 million in fiscal 2000. This decline is mostly related to fewer late payment fees following the discontinuation of leasing and unsecured lending activities and the sale of related loans.

NON-INTEREST EXPENSES

    Table 3 details non-interest expenses (excluding non-operating charges). Excluding a $1.5 million non-cash expense for the cancellation of certain non-vested employee stock options discussed below under non-operating activities, recurrent non-interest expenses increased less than 2 percent from year-to-year, reflecting management's strict cost control policies.

    Increases in advertising and occupancy and equipment were basically offset by decreases in compensation (excluding the stock option cancellation expense), supplies and service fees. Specifically, employee compensation and benefits (the Group's largest expense category) decreased almost 10 percent from $15.7 million in fiscal 2000 to $14.2 million (excluding the stock option cancellation). These savings were mostly obtained from leasing operations that were discontinued in June 2000.

    Non-interest expenses other than compensation increased almost 11 percent to $22.5 million for fiscal 2001, compared to $20.3 million for fiscal year 2000. A $1.2 million or 39-percent increase in advertising expenses was mainly responsible for this increase, as the Group has moved aggressively during fiscal year 2001 to position itself as a provider of financial planning services. Additionally, a $700,000 increase in occupancy and equipment costs used to improve the Group's service capabilities and long-term performance was also part of the increase in non-interest expenses.

NON-OPERATING ACTIVITIES

    As seen in Table 4, the Group reported derivative activities following the adoption of Statement of Financial Accounting Standards No. 133. This accounting standard requires the recognition of derivatives on the balance sheet at fair value and that changes in their fair value be recognized in the statement of income or equity depending on certain hedge accounting criteria. The implementation of SFAS No. 133 resulted in a $3.9 million loss for the year ended June 30, 2001. The Group reported a $164,000 unrealized loss, net of income tax effect, in the first quarter of fiscal 2001 to recognize the cumulative effect of the change in accounting principle.

    As reported in the quarter ended September 30, 2000, the Group also incurred a $3.7 million loss in the sale of treasury securities following the recommendation of its external consultants to place these funds in higher-yielding securities to improve their long-term performance. The Group has been able to recover a significant portion of this loss through subsequent gains in securities activities, which now reflect a $1.2 million loss for the fiscal year. In summary, the Group has a total $7 million loss from non-recurrent activities during fiscal year 2001, which contrasts with a $3.2 million loss recognized in fiscal year 2000.

    During the quarter ended June 30, 2001, the Board of Directors cancelled approximately 367,834 non-vested stock options granted at a discount price to its directors, officers and employees during calendar years 1999 and 1998. As a result of stock option accounting rules, Oriental was required to

F–13

recognize a $1.5 million non-cash compensation expense with a corresponding offsetting credit in additional paid-in capital.

PROVISION FOR LOAN LOSSES

    The provision for loan losses in fiscal 2001 totaled $2.9 million, down 64 percent from the $8.2 million reported in 2000. The decline reflects the new composition of the Group's loan portfolio, mostly secured by real estate, following the sale of leases and unsecured loans, curtailing net credit losses. Please refer to Tables 5 through 9 for a more detailed analysis of the allowance for loan losses, net credit losses and credit quality statistics.

INCOME TAXES

    The Group recognized a $1.3 million tax credit for fiscal year 2001, which compares with the $108,000 provision made in fiscal 2000. The income tax benefit resulted from losses related to the aforementioned non-operating activities. Furthermore, the difference between the tax credit and the maximum statutory tax rate for the Group, which is 39 percent, is also attributable to tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

GROUP'S ASSETS

    As of June 30, 2001, the Group's total assets amounted to $2.039 billion, a 10-percent increase when compared to $1.850 billion a year ago. At the same date, interest-earning assets reached $1.966 billion, up 10 percent versus $1.780 billion a year earlier.

    As detailed in Table 10, investments are the Group's largest interest-earning assets component. They mainly consist of money market investments, mortgage-backed securities, and Puerto Rico and U.S. government bonds. As of June 30, 2001, the Group's investment portfolio was of high quality and generated significant amount of tax-exempt interest income that lowered the Group's tax obligations. Note 3 to the Consolidated Financial Statements further details the Group's investments.

    An increase in mortgage-backed securities drove the investment portfolio growth, increasing 52 percent to $1.337 billion (89 percent of the total portfolio) from $882 million (75 percent of the total portfolio) the year before, in part reflecting the Group's strategy of pooling residential real estate loans to create mortgage-backed securities.

    Also detailed in Table 10 is the Group's loan portfolio, the second largest category of the Bank's interest-earning assets, which amounted to $466 million, 22-percent lower than the $601 million of a year ago. As previously reported, the Group refocused its lending strategy to concentrate on collateralized originations (primarily, mortgage loans and personal loans with mortgage collateral) and discontinued leasing operations on June 30, 2000, while substantially downsizing its unsecured lending activities. On July 7, 2000, the Group sold almost $170 million of leases and unsecured loans, maintaining only a marginal amount of these loans in its portfolio. Substantially all of the Group's loans have a fixed interest rate.

    The Group's real estate loan portfolio mainly comprises residential loans, home equity loans and personal loans collateralized by real estate. As shown in Table 10, the real estate loans portfolio amounted to $420 million or almost 90 percent of the loan portfolio as of June 30, 2001, which is an extremely positive increase from its 64-percent share of a year ago.

    The second largest component of the Group's loan portfolio is secured commercial loans, representing around 5 percent of the portfolio versus 32 percent a year before—an amount expected to

F–14

increase as the Group has emphasized its secured commercial lending capabilities during fiscal year 2001. Consumer loans are the Group's third largest category with $22.7 million or less than 5 percent of the portfolio, an amount that should remain at a minimum since the Group has moved away from unsecured lending.

LIABILITIES AND FUNDING SOURCES

    As shown in Table 11, as of June 30, 2001, the Group's total liabilities reached $1.925 billion, 11 percent higher than the $1.732 billion reported a year earlier. Interest-bearing liabilities, the Group's principal funding source, amounted to $1.878 billion at the end of fiscal 2001 versus $1.697 billion the year before, also an 11-percent increase.

    Borrowings, the Group's largest interest-bearing liability, consist of repurchase agreements, FHLB of New York (FHLB) advances, term notes, notes payable and lines of credit. As of June 30, 2001, borrowings amounted to $1.080 million; 11 percent more than the $973 million reported a year before. Almost 85 percent of these borrowings are repurchase agreements.

    The Group also uses FHLB funds, an alternative source of funding for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB of New York, the Group can obtain advances from the FHLB, secured by FHLB stock owned by the Group and certain of the Group's mortgages and investment securities. As of June 30, 2001, the Group increased its FHLB advances by 50 percent when compared to the previous year, reaching $105 million from $70 million the previous year. The Group took advantage of market conditions that favored the low-cost funding available from FHLB.

    As of June 30, 2001, deposits (the second largest category of the Group's interest-bearing liabilities) reached $798 million, up 10 percent from $724 million a year ago. A 27-percent increase in IRA accounts (from $212 million last year to $270 million) plus a 12-percent increase in retail deposits (from $189 million to $211 million) more than offset a 3-percent decline in wholesale deposits, which went from $187 million to $181 million.

STOCKHOLDERS' EQUITY

    Stockholders' equity data is provided in Table 12. As of June 30, 2001, total stockholders' equity was $113.5 million, declining almost 4 percent from $117.9 million as of June 30, 2000. The main reason for this decrease was the valuation of certain hedges recognized in equity pursuant to the adoption of SFAS No. 133. The Group's "Consolidated Statements of Changes in Stockholder's Equity and of Comprehensive Income" and the accompanying notes provide more details of SFAS No. 133 and its impact on the financial statements.

    The Group repurchased 270,900 common shares for $3.7 million, bringing to 1,378,699 shares (with a cost of $30.7 million) the total number of treasury shares. As of June 30, 2001, the Group's market value for its outstanding common stock, traded in the New York Stock Exchange ("NYSE") under the symbol OFG, was $237.6 million or $19.00 per share.

    During fiscal year 2001, the Group declared dividends amounting to $7.5 million ($0.60 per share). The dividend yield was 5.92 percent and 2.99 percent for fiscal years 2001 and 2000, respectively. Management expects to continue declaring dividends at the present rate in forthcoming quarters.

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

F–15

GROUP'S FINANCIAL ASSETS

    Table 13 shows the Group's total financial assets, which include the Group's assets plus client assets managed by the Group's trust department and broker-dealer subsidiary. As of June 30, 2001, total financial assets reached $4.486 billion, up 6 percent from $4.222 billion a year ago. Assets owned by the Group (of which 99 percent are owned by the Group's banking subsidiary) are the main component of the Group's financial assets. These assets are explained in a previous section entitled Group's Assets.

    The Group's second largest financial asset component is managed by the trust department, which includes various types of IRA products, 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of June 30, 2001, total assets managed by the Group's trust department amounted to $1.445 billion, 1 percent lower than the $1.457 billion reported a year ago. This decrease is mostly a result of the bearish securities market experienced the past 12 months, which affected the market valuation of these assets under management.

    The other financial asset component is assets gathered by the Group's broker-dealer, which offers a wide array of investment alternatives to its clients, such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. As of June 30, 2001, total assets gathered by the broker-dealer from its customer investment accounts exceeded $1 billion for the first time, reaching $1.002 billion, up 10 percent from $915 million a year ago, despite the sluggish U.S. securities market experienced the past fiscal year.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

    The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group's allowance for loan losses policy requires a detailed quarterly analysis of probable losses.

    As of June 30, 2001, the allowance for loan losses (see Tables 5 through 7) amounted to $2.9 million, or 0.61 percent of total loans, versus $6.8 million, or 1.12 percent of total loans a year earlier. The reduction is directly related to the significant decline in credit risk achieved through management's previously reported strategy of focusing on collateralized lending and the aforementioned sale of leases and unsecured loans. Excluding real estate loans, which carry minimum risk of loss due to their collateral, the allowance for loan losses amounted to 103% of non-real estate non-performing loans.

    The principal factor that the Group uses to determine the level of allowance for loan losses is the Group's historical and current credit loss experience. This factor is combined with qualitative factors such as: the growth of the loan portfolio, concentrations of credit (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections and general economic conditions.

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

F–16

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

1.
Overall historical loss trends (one year and three years), and

2.
Other information including underwriting standards, economic trends and unusual events such as hurricanes.

    Loan loss ratios and credit risk categories are updated annually and applied in the context of GAAP and following the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions.

    Net credit losses for fiscal year 2001, detailed in Table 6, totaled $6.9 million or 1.53 percent of average loans, 33-percent lower than the $10.3 million in losses (1.79 percent of average loans) in fiscal 2000. The lower level of net credit losses experienced was primarily associated with a reduction in consumer loans and financing leases as a result of the sale of the related portfolios.

    As shown in Table 8, the Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets. Non-performing assets totaled $17.9 million (0.88 percent of total assets) as of June 30, 2001, versus $17.8 million (0.96 percent of total assets) for fiscal 2000.

    REAL ESTATE LOANS—are placed on non-accrual basis when they become 90 days or more past due, except well-secured residential loans, and are charged-off based on the specific evaluation of the underlying collateral. As of June 30, 2001, the Group's non-performing real estate loans totaled $14.1 million (84 percent of non-performing loans). At the same date, the Group had $10.8 million of residential real estate loans contractually 90 days or more past due and accruing (2000—$7.5 million). Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

    COMMERCIAL BUSINESS LOANS—are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. As of June 30, 2001, the Group's non-performing commercial business loans amounted to $1.5 million (9 percent of non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

    FINANCE LEASES—are placed on non-accrual status when they become 90 days past due. As of June 30, 2001, the Group's non-performing financing leases portfolio amounted to $640,000 (3.8 percent of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

F–17

    CONSUMER LOANS—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. As of June 30, 2001, the Group's non-performing consumer loans amounted to $588,000 (3.5 percent of the Group's total non-performing loans).

    FORECLOSED REAL ESTATE—initially recorded at the lower of the related loan balance or fair value less disposal cost at the date of foreclosure, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. As of June 30, 2001, foreclosed real estate balance was $847,000.

    OTHER REPOSSESSED ASSETS—initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. As of June 30, 2001, the repossessed assets amounted to $107,000.

F–18

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

    The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group uses interest rate swaps and caps as a mechanism to offset said mismatch and control exposures to interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates.

LIQUIDITY RISK MANAGEMENT

    Liquidity refers to the level of cash, eligible investments easily converted into cash and lines of credit available to meet unanticipated requirements. The objective of the Group's liquidity management is to meet operating expenses and ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and the maturities of borrowings. Other objectives pursued in the Group's liquidity management are the diversification of funding sources and the control of interest rate risk. Management tries to diversify its financing sources to avoid undue reliance on any particular source.

    As of June 30, 2001, the Group's liquidity was deemed adequate, as liquid assets amounted to $1.241 billion or 12 percent more than the previous year when they were $1.108 billion. In addition, the Group has $24.4 million available from unused lines of credit with other financial institutions and $52.8 million of borrowing potential with the FHLB of New York. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

    The Group's principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, repurchase agreements, FHLB of New York advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term repurchase agreements. The Group's principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities and the repayment of maturing deposits and borrowings.

DISCLAIMER

    This report contains certain assumptions and forward-looking statements that reflect management's beliefs and expectations. It is subject to change given risks and uncertainties that may affect the Company's businesses, including (without limitation) the effects of economic and market conditions, the level and volatility of interest rates and securities, the actions undertaken by both current and potential competitors, the impact of current, pending or future legislation and regulation both in the United States and in Puerto Rico, and the potential effects of technological changes.

F–19

Report of Independent Accountants

To the Board of Directors and Stockholders of
Oriental Financial Group Inc.

    In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, of changes in stockholders' equity, of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the accompanying consolidated financial statements, in fiscal year 2001, the Group adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivatives Instruments and Certaing Hedging Activities," as amended, which effect was accounted for as a cumulative effect of a change in accounting principle.

PRICEWATERHOUSECOOPERS LLP

San Juan, Puerto Rico
August 17, 2001

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2001
Stamp 1756877 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

F–20

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2001 AND 2000
(IN THOUSANDS)

	2001	2000
ASSETS
Cash and due from banks	$8,220	$10,322

Investments:
Money market investments	21,667	23,511
Other short-term investments	42,124	—

Total money market and other short term investments	63,791	23,511

Trading securities, at fair value:
Securities pledged that can be repledged	—	40,343
Other investment securities	76,760	24,100

Total trading securities	76,760	64,443

Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	920,320	151,277
Other investment securities	396,565	131,623

Total investment securities available-for-sale	1,316,885	282,900

Investment securities held-to-maturity, at amortized cost (fair value $770,851):
Securities pledged that can be repledged	—	669,505
Other investment securities	—	127,979

Total investment securities held-to-maturity	—	797,484

Federal Home Loan Bank (FHLB) stock, at cost	15,272	11,146

Investments in equity options	26,973	—

Total investments	1,499,681	1,179,484

Loans:
Loans held-for-sale, at lower of cost or market	23,570	180,788
Loans receivable, net of allowance for loan losses of $2,856 (2000 -$6,837)	442,912	420,090

Total loans, net	466,482	600,878

Accrued interest receivable	16,646	13,485
Foreclosed real estate, net	847	398
Premises and equipment, net	20,936	21,706
Other assets, net	26,128	24,941

Total assets	$2,038,940	$1,851,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Savings and demand	$133,980	$130,919
Time and IRA accounts	661,701	587,931

	795,681	718,850
Accrued interest	2,284	4,831

Total deposits	797,965	723,681

Borrowings:
Securities sold under agreements to repurchase	915,471	816,493
Advances from FHLB	105,000	70,000
Term notes	60,000	86,500

Total borrowings	1,080,471	972,993

Accrued expenses and other liabilities	47,014	36,671

Total liabilities	1,925,450	1,733,345

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; 13,885,468 shares issued (2000—13,805,135)	13,885	13,805
Additional paid-in capital	26,004	23,786
Legal surplus	12,118	10,578
Retained earnings	76,818	79,809
Treasury stock, at cost, 1,378,699 shares (2000—1,107,799)	(30,651)	(27,116)
Accumulated other comprehensive loss, net of $280 tax benefit (2000 — $1,413 tax benefit)	(18,184)	(16,493)

Total stockholders' equity	113,490	117,869

Total liabilities and stockholders' equity	$2,038,940	$1,851,214

The accompanying notes are an integral part of these consolidated financial statements

F–21

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)

	2001	2000	1999
Interest income:
Loans and leases	$38,762	$55,377	$55,596
Mortgage-backed securities	66,916	54,583	36,970
Investment securities	9,975	15,756	14,812
Short term investments	4,691	510	431

Total interest income	120,344	126,226	107,809

Interest expense:
Deposits	36,642	31,423	28,785
Securities sold under agreements to repurchase	48,047	41,116	25,923
Other borrowed funds	6,592	9,189	10,067

Total interest expense	91,281	81,728	64,775

Net interest income	29,063	44,498	43,034
Provision for loan losses	2,903	8,150	14,473

Net interest income after provision for loan losses	26,160	36,348	28,561

Non-interest income (losses):
Trust, money management and brokerage fees	12,013	12,046	10,211
Mortgage banking activities	7,783	5,891	9,124
Gain (loss) on sale of loans	914	(1,198)	—
Banking service revenues	4,175	4,663	3,348
Net (loss) gain on sale of securities available-for-sale	(1,175)	1,202	10,460
Derivatives activities, net	(3,919)	—	—
Trading activity, net	(484)	(382)	(184)
Leasing revenues	65	956	994

Total non-interest income	19,372	23,178	33,953

Non-interest expenses:
Compensation and benefits	15,672	15,698	15,158
Occupancy and equipment, net	7,141	6,417	5,345
Advertising and business promotion	4,298	3,094	3,045
Professional and service fees	3,765	3,216	2,144
Communications	1,633	1,681	1,496
Taxes other than on income	1,951	1,920	1,711
Insurance, including deposit insurance	474	469	458
Printing, postage, stationery and supplies	683	826	738
Other	2,600	6,531	5,515

Total non-interest expense	38,217	39,852	35,610

Income before income taxes	7,315	19,674	26,904
Income tax benefit (expense)	1,318	(108)	(200)

Income before cumulative effect of change in accounting principles, net of tax	8,633	19,566	26,704
Cumulative effect of change in accounting principle, net of tax	(164)	—	—

Net income	8,469	19,566	26,704
Less: Dividends on preferred stock	(2,387)	(2,387)	(350)

Net income available to common shareholders	$6,082	$17,179	$26,354

Income per common share:
Basic before cumulative effect of change in accounting principle	$0.50	$1.34	$2.02

Basic after cumulative effect of change in accounting principle	$0.49	$1.34	$2.02

Diluted before cumulative effect of change in accounting principle	$0.49	$1.31	$1.93

Diluted after cumulative effect of change in accounting principle	$0.48	$1.31	$1.93

Average common shares outstanding	12,542	12,787	13,051
Average potential common share options	227	375	582

	12,769	13,162	13,633

Dividends per share of common stock	$0.60	$0.60	$0.56

The accompanying notes are an integral part of these consolidated financial statements

F–22

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS)

	2001	2000	1999
CHANGES IN STOCKHOLDERS' EQUITY:
Preferred stock:
Balance at beginning of year	$33,500	$33,500	$—
Issuance of preferred stock	—	—	33,500

Balance at end of year	33,500	33,500	33,500

Common stock:
Balance at beginning of year	13,805	13,739	13,534
Stock options exercised	80	66	205

Balance at end of year	13,885	13,805	13,739

Additional paid-in capital:
Balance at beginning of year	23,786	23,313	23,876
Stock options exercised	316	473	637
Stock options cancelled	1,902	—	—
Preferred stock isssuance costs	—	—	(1,200)

Balance at end of year	26,004	23,786	23,313

Legal surplus:
Balance at beginning of year	10,578	8,673	5,908
Transfer from retained earnings	1,540	1,905	2,765

Balance at end of year	12,118	10,578	8,673

Retained earnings:
Beginning balance	79,809	72,186	55,966
Net income	8,469	19,566	26,704
Dividends declared on common stock	(7,533)	(7,651)	(7,369)
Dividends declared on preferred stock	(2,387)	(2,387)	(350)
Transfer to legal surplus	(1,540)	(1,905)	(2,765)

Balance at end of year	76,818	79,809	72,186

Treasury stock:
Balance at beginning of year	(27,116)	(23,401)	(6,199)
Treasury stock purchased	(3,535)	(3,715)	(17,202)

Balance at end of year	(30,651)	(27,116)	(23,401)

Accumulated other comprehensive loss, net of deferred tax:
Balance at beginning of year	(16,493)	(11,712)	6,155
Other comprehensive loss, net of taxes	(1,691)	(4,781)	(17,867)

Balance at end of year	(18,184)	(16,493)	(11,712)

Total stockholders' equity	$113,490	$117,869	$116,298

COMPREHENSIVE INCOME:
Net income	$8,469	$19,566	$26,704

Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities arising during the period	34,939	(4,885)	(9,565)
Realized (gains) losses included in net income	1,175	(1,202)	(10,460)
Unrealized loss on derivatives designated as cash flows hedges arising during the period	(9,521)	—	—
Amount reclassified into earnings during the period related to transition adjustment	358	—	—
Income tax credit (expense) related to items of other comprehensive income	(1,475)	1,306	2,158

	25,476	(4,781)	(17,867)
Cumulative effect of change in accounting principle, net of tax	(27,167)	—	—

Other comprehensive loss for the period	(1,691)	(4,781)	(17,867)

Comprehensive income	$6,778	$14,785	$8,837

The accompanying notes are an integral part of these consolidated financial statements

F–23

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS)

	June 30,
	2001	2000	1999
Cash flows from operating activities:
Net income	$8,469	$19,566	$26,704

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(673)	346	282
Amortization of premiums and accretion of discounts on investment securities	370	275	1,818
Depreciation and amortization of premises and equipment	4,564	3,767	2,894
Provision for loan losses	2,903	8,150	14,473
Loss (gain) on sale of securities available-for-sale	1,175	(1,202)	(10,460)
(Gain) loss on sale of loans	(914)	1,198	—
Derivatives activities	4,083	—	—
Mortgage banking activities	(7,783)	(5,891)	(9,124)
Proceeds from sale of loans held-for-sale	122,800	27,795	92,871
Cancellation of stock options	1,902	—	—
Net increase (decrease) in:
Accrued liabilities and accounts payable	6	(1,764)	11,215
Deposits accrued interest	(2,547)	2,648	2,585
Net (increase) decrease in:
Other short term investments	(42,124)	—	—
Trading securities	(12,317)	(11,422)	25,133
Accrued interest receivable	(3,161)	2,017	(2,175)
Other assets	(2,769)	(4,099)	(9,335)

Total adjustments	65,515	21,818	120,177

Net cash provided by operating activities	73,984	41,384	146,881

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(1,136,931)	(285,033)	(513,546)
Purchases of investment securities held-to-maturity	—	(100,700)	(4,863)
Purchases of FHLB stock	(4,126)	(389)	—
Maturities and redemptions of investment securities available-for-sale	481,464	35,958	21,884
Maturities and redemptions of investment securities held-to-maturity	—	74,737	70,725
Redemption of FHLB stock	—	2,500	—
Proceeds from sales of investment securities available-for-sale	532,442	104,402	242,121
Proceeds from sale of consumer loans and leases portfolios	167,900	—	—
Loans production, net	(286,135)	(125,107)	(195,599)
Capital expenditures	(3,794)	(3,664)	(4,990)

Net cash used in investing activities	(249,180)	(297,296)	(384,268)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	76,831	65,180	82,969
Securities sold under agreements to repurchase	98,978	220,267	180,055
Advances and borrowings from FHLB	35,000	1,600	(6,400)
Repayments of term notes and other borrowings	(26,500)	(20,000)	(8,088)
Net proceeds from issuance of preferred stock	—	—	32,300
Proceeds from exercise of stock options	396	539	842
Treasury stock acquired	(3,535)	(3,715)	(17,202)
Dividends paid	(9,920)	(10,059)	(7,300)

Net cash provided by financing activities	171,250	253,812	257,176

Increase (decrease) in cash and cash equivalents	(3,946)	(2,100)	19,789
Cash and cash equivalents at beginning of year	33,833	35,933	16,144

Cash and cash equivalents at end of year	$29,887	$33,833	$35,933

Cash and cash equivalents include:
Cash and due from banks	$8,220	$10,322	$8,060
Money market investments	21,667	23,511	27,873

	$29,887	$33,833	$35,933

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$100,530	$79,080	$62,190

Income taxes paid	$225	$1,050	$3,946

Investment securities available-for-sale transferred to held-to-maturity	$—	$263,793	$405,526

Investment securities held-to-maturity transferred to available-for-sale	$797,484	$—	$—

Real estate loans securitized into mortgage-backed securities	$133,900	$61,340	$67,500

The accompanying notes are an integral part of these consolidated financial statements

F–24

ORIENTAL FINANCIAL GROUP, INC.
Notes to Consoldiated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accounting and reporting policies of Oriental Financial Group Inc. (the "Group" or "Oriental") conform with accounting principles generally accepted in the United States of America ("GAAP") and to financial services industry practices. The following is a description of the Group's most significant accounting policies:

Nature of Operations

    Oriental is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has three subsidiaries, Oriental Bank and Trust (the "Bank"), Oriental Financial Services Corp. ("Oriental Financial Services") and FISA Insurance Agency, Inc. Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 16 to the consolidated financial statements presents further information about the operations of the Group's business segments.

    Main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Bank operates through twenty branches located throughout the island and is subject to the supervision, examination and regulation of the Federal Reserve Bank, Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealer, the Securities and Exchange Commission, and the Office of the Commissioner of Financial Institutions of Puerto Rico.

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

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Group and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Statement of Cash Flows

    For purposes of the statement of cash flows, the Group considers as cash equivalents all money market instruments that are not pledge with maturities of three months or less at the date of acquisition.

Income per Common Share

    Basic earnings per share excludes potential dilutive common shares and is calculated by dividing net income available to common shares (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is

F–25

increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, assuming that proceeds from exercise are used to repurchase shares in the market. Any stock splits are retroactively recognized in all periods presented in the financial statements.

Securities Purchased / Sold Under Agreements to Resell / Repurchase

    The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group's policy to take possession of securities purchased under resale agreements while the counterpart retains effective control over the securities. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements; accordingly, such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterpart to repurchase agreements generally has the right to re-pledge the securities received as collateral. Those securities are presented separately in the statement of financial condition as securities pledged to creditors that can be repledged.

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

    The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at estimated fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statement of income as part of interest income.

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

Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities

    The Group enters into interest rate exchange agreements in the form of swaps and caps to manage its interest rate risk exposure. Swap and cap agreements are designated at inception by the Group's Asset Liability Management Committee ("ALCO") as hedges of the Group's interest rate risk arising from the repricing of repurchase agreements, the Group's main source of short-term borrowings. The floating rate side of the swap agreements generally correlates directly with the repricing basis of the

F–26

repurchase agreements. As part of its periodic assessment of the Group's interest rate risk management strategy, ALCO also monitors the effectiveness of the swap and cap agreements.

    The Group adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities", as amended, on July 1, 2000 (Refer to Note 9). SFAS No. 133 established accounting and reporting standards for derivative financial instruments and for hedging activities and requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income depending on their intended use and designation. The ineffective portion of a hedging instrument is inmediately recognized in earnings.

    Prior to the implementation of SFAS No. 133, substantially all of the Group's derivatives were accounted for as off-balance sheet hedging contracts not marked to market. The net effect of amounts to be paid or received under interest rate swaps was recorded as an adjustment to interest expense. Premiums on caps were amortized over the term of the contract. Income or expenses arising from the instruments were recorded in the category appropriate to the related asset or liability.

Mortgage Banking Activities and Loans Held-For-Sale

    From time to time, the Group sells loans to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC certificates. Another institution services the mortgages included in the resulting GNMA, FNMA and FHLMC pools. These mortgages and other loans are reported as loans held-for-sale and are stated at the lower of cost or market. When these mortgage loans are sold or securitized into mortgage-backed securities, a gain or loss is recognized to the extent that the fair value of the securities or cash received exceeds, or is less than, the carrying value of the loans sold.

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

Loans and Allowance for Loan Losses

    Loans are stated at their outstanding principal balance, less any portion not disbursed, unearned interest and the allowance for loan losses. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield using a method that approximates the interest method. Unearned interest on installment loans is recognized as income under a method that approximates the interest method. Interest on loans not made on a discounted basis is credited to income based on the loan principal outstanding at stated interest rates.

    Interest recognition is discontinued when loans are 90 days or more in arrears on principal and interest, except for well-collateralized real estate loans for which recognition is discontinued when other factors indicate that collection of interest or principal is doubtful. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

F–27

    The Group provides allowances for estimated loan losses based on an evaluation of the risk characteristics of the loan portfolio, loss experience, delinquency, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

    The Group measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for leases and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgages, consumer loans, and leases are considered homogeneous and are evaluated collectively for impairment.

Premises and Equipment

    Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever are shorter.

    Long-lived assets and identifiable intangibles related to those assets to be held and used, except for financial instruments, and mortgage and other servicing rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses in fiscal years 2001, 2000 and 1999.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    The Group follows the specific criteria established by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to determine when control has been surrendered in a transfer of financial assets. As such, it recognizes the financial assets and servicing assets it controls and the liabilities it has incurred. At the same time, it ceases to recognize financial assets when control has been surrendered and liabilities when they are extinguished. Certain provisions of SFAS No. 140 became effective for transactions occurring after March 31, 2001. Since SFAS No. 140 carried over most of SFAS No. 125 provisions, its implementation did not have any significant impact in the Group's financial statements.

Income Taxes

    The Group follows an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Group's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted laws and rates applicable to periods in which temporary differences will be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

F–28

Stock Option Plan

    As further discussed in Note 2 to the consolidated financial statements, the Group has four stock options plans. These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group's stock at measurement date over the amount an employee must pay to acquire the stock.

Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. In the Group's case, in addition to net income, other comprehensive income results from changes in the unrealized gains and losses on securities that are classified as available-for-sale and derivative activities that qualify and are designated for cash flows hedge accounting. The presentation of comprehensive income required by this statement is set forth in the statement of changes in stockholders' equity and of comprehensive income.

New Accounting Pronouncements:

Business Combinations

    In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. This pronouncement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires the recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 also added certain disclosure requirements in addition to those required by APB Opinion No. 16. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

Goodwill and Intangible Assets

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Group will adopt the provisions of this statement on July 1, 2002. Management believes that this statement will not have any material effect in the Group's financial statements.

Accounting for Asset Retirement Obligations

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Group's fiscal year beginning on July 1, 2002 but earlier adoption is permitted. Management believes that SFAS No. 143 will not have any material effect in the Group's financial statements.

F–29

Reclassifications

    Certain minor reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the presentation of the 2001 consolidated financial statements.

NOTE 2—STOCKHOLDERS' EQUITY:

Stock Splits

    Stock splits were retroactively reflected for all periods presented in the Group's Consolidated Statements of Financial Position and of Changes in Stockholder's Equity and of Comprehensive Income and for all share and per share amounts.

    On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by registered shareholders as of September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998.

Treasury Stock

    As of June 30, 2001, the Board of Directors authorized management to repurchase up to 1,417,000 shares. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of shares will be made in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The activity of common shares held by the Group's treasury for the years ended June 30, 2001 and 2000 is set forth below.

	(In thousands)
	2001		2000		1999
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands)
Beginning of year	1,107.7	$27,116	903.8	$23,401	295.3	$6,199
Common shares repurchased	270.9	3,535	203.9	3,715	608.5	17,202

End of year	1,378.6	$30,651	1,107.7	$27,116	903.8	$23,401

Stock Options

    The Group has four stock options plans; the 1988, 1996, 1998 and 2000 Incentive Stock Option Plans. These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger

F–30

or reorganization. Stock options vest upon completion of specified years of service. The activity in outstanding options for the year ended June 30, 2001 and 2000, is set forth below:

	2001		2000		1999
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	1,522,757	$17.20	1,290,815	$15.97	1,150,253	$10.34
Options granted	1,187,000	12.62	446,834	19.13	396,000	26.17
Options exercised	(80,333)	4.95	(66,321)	8.37	(204,782)	4.24
Options forfeited	(281,267)	16.91	(148,571)	16.26	(50,656)	15.72
Options cancelled	(367,834)	21.64	—	—	—	—

End of year	1,980,323	$14.16	1,522,757	$17.20	1,290,815	$15.97

    The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2001:

	Outstanding			Exercisable
Stock Option Plan	Options	Weighted Average Price	Weighted Average Contract Life (years)	Options	Weighted Average Exercise Price
1988 Plan	156,836	$6.39	1.0	62,752	$6.40
1996 Plan	1,221,087	15.69	7.8	148,961	13.78
1998 Plan	65,000	19.13	8.1	—	—
2000 Plan	537,400	12.38	9.6	—	—

	1,980,323	$14.16	7.70	211,713	$11.60

    As described in Note 1, the Group uses the intrinsic value based method to account for stock options. In June 2001, the Group canceled 367,834 non-vested options granted with a discount in fiscal years 1999 and 2000. At the cancellation, the unrecognized compensation cost was recorded with a charge to income and a credit to additional paid in capital. The stock options compensation recorded in fiscal 2001 amounted to $1.7 million (2000—$289,000; 1999—$100,000). The following table presents

F–31

the Group's net income and earnings per common share assuming the Group had used the fair value method to recognize compensation expenses with respect to the options:

(In thousands except for per share data)	2001	2000	1999
Compensation and Benefits:
Reported	$15,672	$15,698	$15,158

Pro forma	$17,989	$16,534	$15,845

Net Income:
Reported	$8,469	$19,566	$26,704

Pro forma	$6,152	$18,730	$26,017

Basic Earnings Per share:
Reported	$0.49	$1.34	$2.02

Pro forma	$0.30	$1.28	$1.97

Diluted Earnings Per share:
Reported	$0.48	$1.31	$1.93

Pro forma	$0.29	$1.24	$1.88

    The fair value of each option granted in fiscal years 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model with the following assumptions: (1)—The weighted average market price of the stock at the end of the fiscal 2001, 2000 and 1999 grants was $12.63, $22.75 and $30.38. The weighted average exercise price of the options in 2001 was $12.63, $19.13 and $26.17 respectively. The exercise price of options granted in fiscal 2001 equaled the quoted market price of the stock while options granted in fiscals 2000 and 1999 were granted with a discount. (2)—The expected option term is 7 years. (3)—The expected weighted average volatility is 31% for options granted in fiscal 2001 (2000 - 32%, 1999 - 31%). (4)—The expected weighted average dividend yield—4.76% for options granted in fiscal 2001 (2000 - 2.64%, 1999 - 1.98%). (5)—The weighted average risk-free interest rate is 5.56% for options granted in fiscal 2001 (2000 - 5.79%, 1999 - 4.93%). (6)—The weighted average fair value of the options granted in 2001 was $3.05 (2000—$8.80; 1999—$12.04).

F–32

Earnings per Common Share

    The calculation of earnings per common share for the fiscal years ended June 30, 2001, 2000 and 1999 follows:

	June 30,
(In thousands, except per share data)
	2001	2000	1999
Net income	$8,469	$19,566	$26,704
Less: Preferred stock dividend	(2,387)	(2,387)	(350)

Net income attributable to common stockholders	$6,082	$17,179	$26,354

Earnings per common share — basic:
Net income — available to common stockholders	$6,082	$17,179	$26,354

Weighted average common shares outstanding	12,542	12,787	13,051

Earnings per common share — basic	$0.49	$1.34	$2.02

Earnings per common share — diluted:
Net income — available to common stockholders	$6,082	$17,179	$26,354

Weighted average common shares and share equivalents:
Average common shares outstanding	12,542	12,787	13,051
Common stock equivalents — options	227	375	582

Total	12,769	13,162	13,633

Earnings per common share — diluted	$0.48	$1.31	$1.93

    Stock options without dilutive effect on earnings per share not included in the calculation amounted to 1,335,000 in fiscal 2001, (2000 - 483,000, 1999 - 96,0000).

Legal Surplus

    The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank's net income for the year be transferred to capital surplus until such surplus equals the total of paid in capital on common and preferred stocks. At June 30, 2001, legal surplus amounted to $12,118,000 (2000—$10,578,000). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

Preferred Stock

    In May 1999, the Group issued 1,340,000 shares of its 7.125% Non-Cumulative Monthly Income Preferred Stock, Series A at $25 per share. The Group generated $32,300,000 in net proceeds from this issue for general corporate purposes. The Series A Preferred Stock has the following characteristics: (1) Annual dividends of $1.78 per share, payable monthly, if declared by the Board of Directors. Missed dividends are not cumulative, (2) Redeemable at the Group's option beginning on May 30, 2004, (3) No mandatory redemption or stated maturity date and (4) Liquidation value of $25 per share.

F–33

Accumulated Other Comprehensive loss

    Accumulated other comprehensive loss, net of income tax, as of June 30 consisted of:

	(In thousands)
	2001	2000
Unrealized loss on derivatives designated as cash flows hedges	$(9,469)	$—
Unrealized loss on securities available-for-sale	(8,399)	(16,493)
Transition adjustment of SFAS No. 133	(316)	—

	$(18,184)	$(16,493)

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

    Quantitative measures established by regulation to ensure capital adequacy require the Group to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2001, Oriental meets all capital adequacy requirements to which it is subject.

    As of December 31, 2000, the most recent notification from the FDIC dated August 2001 categorized the Group as a "well capitalized institution" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Group must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the institution's category.

F–34

The Group's and the Bank's actual capital amounts and ratios of total risk-based capital, Tier 1 risk-based capital and Tier 1 capital at June 30, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of June 30, 2001
Tier I Capital (to Average Assets)	$131,673	6.68%	$78,793	4.00%	$98,492	5.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$131,482	19.53%	$26,927	4.00%	$40,391	6.00%
Total Capital (to Risk-Weighted Assets)	$134,338	19.96%	$53,854	8.00%	$67,318	10.00%
As of June 30, 2000
Tier I Capital (to Average Assets)	$134,339	7.49%	$71,717	4.00%	$89,646	5.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$134,339	29.29%	$18,349	4.00%	$27,523	6.00%
Total Capital (to Risk-Weighted Assets)	$140,087	30.54%	$36,697	8.00%	$45,871	10.00%
Bank Ratios
As of June 30, 2001
Tier I Capital (to Average Assets)	$115,302	5.80%	$79,540	4.00%	$99,425	5.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$115,111	17.13%	$26,874	4.00%	$40,311	6.00%
Total Capital (to Risk-Weighted Assets)	$117,967	17.56%	$53,748	8.00%	$67,186	10.00%
As of June 30, 2000
Tier I Capital (to Average Assets)	$125,663	7.02%	$71,565	4.00%	$89,456	5.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$125,663	27.55%	$18,247	4.00%	$27,371	6.00%
Total Capital (to Risk-Weighted Assets)	$131,379	28.80%	$36,495	8.00%	$45,618	10.00%

NOTE 3—INVESTMENTS

Money Market and Other Short Investments

    At June 30, 2001,the money market investments include $20,100,000 (2000—$0) of securities purchased under agreements to resell that were collateralized by U.S. Treasury notes with an estimated market value of $20,000,000. These securities were in the Group's possession and the counterpart retained effective control over the collateral. None of the underlying securities were repledged by the Group.

    Other short-term investments include $29,407,000 placed with counterpart as collateral for interest rate swaps.

F–35

Investment Securities

    With the adoption of SFAS No. 133 (See Note 9), the Group transfered the held-to-maturity portfolio to the available-for-sale investment category. As of July 1, 2000, the unrealized loss on those securities amounting to $26,633,000 was recorded in other comprehensive income as a cumulative effect of a change in accounting principle.

    The amortized cost, gross unrealized gains and losses, estimated fair value, and weighted average yield of the securities owned by the Group at June 30, 2001 and 2000, were as follows:

	June 30, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale
US Treasury securities	$3,623	$103	$—	$3,726	7.56%
US Government agencies securities	30,159	193	—	30,352	7.16%
Other debt securities	9,288	—	—	9,288	7.73%
PR Government securities	8,189	11	58	8,142	6.33%
CMOs	218,833	935	1,912	217,856	6.72%
FNMA and FHLMC certificates	811,892	3,097	6,620	808,368	6.59%
GNMA certificates	237,528	2,478	854	239,153	7.13%

	$1,319,512	$6,817	$9,444	$1,316,885	6.73%

	June 30, 2000 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
Available-for-Sale
US Treasury securities	$87,710	$3	$4,979	$82,734	5.18%
US Government agencies securities	104,482	—	3,842	100,640	6.81%
Other debt securities	4,417	—	66	4,351	8.32%
PR Government securities	465	5	19	451	6.19%
CMOs	212	—	—	212	5.78%
FNMA and FHLMC certificates	56,743	100	99	56,744	8.00%
GNMA certificates	37,875	154	261	37,768	7.62%

	291,904	262	9,266	282,900	6.65%

Held-to-Maturity
PR Government securities	3,551	3	24	3,530	7.89%
US Government agencies securities	9,993	—	457	9,536	6.46%
CMOs	110,967	—	6,316	104,651	6.52%
Other debt securities	4,864	—	—	4,864	8.32%
FNMA and FHLMC certificates	295,039	54	11,601	283,492	6.61%
GNMA certificates	373,070	469	8,761	364,778	7.19%

	797,484	526	27,159	770,851	6.88%

	$1,089,388	$788	$36,425	$1,053,751	6.82%

    The amortized cost and estimated fair value of the Group's investment securities at June 30, 2001, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual

F–36

maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$560	$503
After 1 to 5 years	4,357	4,460
After 5 to 10 years	48,221	48,620
After 10 years	1,266,374	1,263,302

	$1,319,512	$1,316,885

    Proceeds from the sale of investment securities available-for-sale during fiscal 2001 totaled $531,898,000 (2000 - 104,402,000; 1999—$242,121,000). Gross realized gains and losses on those sales during fiscal 2001 were $7,393,000 and $8,546,000, respectively (2000—$1,249,000 and $47,000; 1999—$10,515,000 and $55,000).

Trading Securities

    A summary of trading securities owned by the Group at June 30, is as follows:

	2001	2000
	(In thousands)
US Treasury securities	$2,579	$42,734
PR Government securities	339	13,513
Mortgage-backed securities	73,791	6,058
CMO residuals, interest only	51	2,138

	$76,760	$64,443

    At June 30, 2001, the Group's trading portfolio weighted average yield was 7.92% (2000 - 7.49%).

NOTE 4—PLEDGED ASSETS:

    At June 30, 2001, residential and commercial mortgage loans amounting to $211,699,000 (2000—$254,312,000), investments securities with fair values totaling $1,306,272,000 (2000—$1,062,000,000), and other short term investment amounting to $29,407,000 (2000—$0) were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the FHLB, term notes and interest rate swap agreements.

NOTE 5—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

    The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions are encompassed within three main categories: mortgage, commercial, and consumer.

F–37

Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and personal loans. The composition of the Group's loan portfolio at June 30, was as follows:

	2001	2000
	(In thousands)
Loans secured by real estate:
Residential	$321,690	$331,150
Non-residential real estate loans	3,827	4,974
Home equity loans and secured personal loans	74,759	40,306

	400,275	376,430
Less: Deferred loan fees, net	(3,880)	(2,103)

	396,395	374,327

Other loans:
Commercial	25,828	24,117
Personal consumer loans and credit lines	22,718	19,698
Financing leases, net of unearned interest	827	8,785

	49,373	52,600

Loans receivable	445,768	426,927
Allowance for loan losses	(2,856)	(6,837)

Loans receivable, net	442,912	420,090
Loans held-for-sale	23,570	180,788

Total loans, net	$466,482	$600,878

    At June 30, 2001, residential mortgage loans held-for-sale amounted to $23,570,000 (2000—$13,302,000). All mortgage residential loans originated and sold during fiscal 2001 were sold based on pre-established commitments or at market values. In fiscal 2001, the Group recognized gains of $7,783,000 (2000—$5,891,000; 1999—$9,124,000) in these sales that are presented in the statement of income as mortgage-banking activities.

    On July 7, 2000, the Group sold approximately $167.5 million of its non-delinquent unsecured personal loan and lease portfolios to a local financial institution. At June 30, 2000, these loans were under a contract to sell, thus they were valued by reference to the contracted price. A loss of $1.2 million was recorded in fiscal 2000 in connection with this contract. In fiscal 2001, the Group realized a $914,000 gain on the sale of loans that had been previously written off.

    At June 30, 2001, loans on which the accrual of interest has been discontinued amounted to approximately $16,903,000 (2000—$16,875,000). The gross interest income that would have been recorded in fiscal 2001 if non-accrual loans had performed in accordance with their original terms amounted to approximately $1,462,000 (2000—$1,692,000; 1999—$2,041,000).

Allowance for Loan Losses

    The Group's management has the responsibility for establishing the allowance for loan losses and for determining that the allowance is adequate to absorb probable and inherent losses in the loan portfolio at each reporting date. For this purpose, management employs a systematic methodology to estimate the allowance, which incorporates quantitative and qualitative factors. Management documents the policies, procedures and assumptions surrounding the determination of the allowance at least on a quarterly basis. The principal factors used to determine the level of allowance for loan losses are the Group's historical and current credit loss experience. These factors are combined with the qualitative

F–38

factors such as the growth of the loan portfolio, concentrations of credit (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, effects of any changes in lending policies and procedures, including underwriting standards, collections and credit scoring systems, as well as the general economic environment. Various regulatory agencies, as an integral part of their examination process, periodically review the Group's allowance for loan losses as well as the methodology followed.

    These factors are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions in Puerto Rico. The changes in the allowance for loan losses for the last three fiscal years ended June 30, were as follows:

	2001	2000	1999
	(In thousands)
Balance at beginning of period	$6,837	$9,002	$5,658
Provision for loan losses	2,903	8,150	14,473
Loans charged-off	(9,030)	(13,422)	(13,499)
Recoveries	2,146	3,107	2,370

Balance at end of period	$2,856	$6,837	$9,002

    The lower level of the allowance for loan losses as of June 30, 2001, as compared to prior year, reflects a higher quality loan portfolio of which approximately 95% is collateralized by real estate (including commercial loans).

    As described in Note 1, the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2001 and 2000, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

Concentration of Risk

    Substantially all loans in the Group are to residents in Puerto Rico, therefore, it is susceptible to events affecting Puerto Rico's economy. The vast majority of the loans are well collateralized, thus reducing the risk of potential losses.

F–39

NOTE 6—Non-interest earning assets

Premises and Equipment:

    Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	(In thousands)
		2001	2000
Land	—	$1,332	$1,348
Buildings and improvements	40	12,382	12,150
Leasehold improvements	5 – 10	4,135	3,903
Furniture and fixtures	3 – 7	5,185	5,395
EDP and other equipment	3 – 7	12,803	13,503

		35,837	36,299
Less: Accumulated depreciation and amortization		(14,901)	(14,593)

		$20,936	$21,706

    Depreciation and amortization of premises and equipment for the year ended June 30, 2001 totaled $4,564,000 (2000—$3,767,000; 1999—$2,894,000). These are included in the statement of income as part of occupancy and equipment expenses.

Accrued Interest Receivable and Other Assets:

    Accrued interest receivable at June 30, consists of $4,423,000 from loans (2000—$4,367,000) and $12,223,000 (2000—$9,118,000) from investments.

    Other assets at June 30, include the following:

	2001	2000
	(In thousands)
Prepaid expenses and other assets	$5,939	$4,874
Income tax receivable	8,514	7,188
Deferred tax asset	7,586	8,349
Accounts receivable, net	3,982	4,012
Other repossessed property	107	518

	$26,128	$24,941

NOTE 7—DEPOSITS AND RELATED INTEREST:

    At June 30, 2001, the weighted average interest rate of the Group's deposits was 4.69% (2000 - 4.75%) considering non-interest bearing deposits of $29,169,000 (2000—$31,568,000). Refer to the Consolidated Statement of Financial Condition for the composition of deposits at June 30, 2001 and 2000. Interest expense for the last three fiscal years ending June 30, is set forth below:

	2001	2000	1999
	(In thousands)
NOW accounts and saving deposits	$3,126	$3,059	$2,920
Certificates of deposit and IRA accounts	33,516	28,364	25,865

	$36,642	$31,423	$28,785

F–40

    At June 30, 2001, time deposits in denominations of $100,000 or higher amounted to $248,452,000 (2000- $258,848,000) including brokered certificates of deposit of $25,000,000, (2000—$101,129,000) at a weighted average rate of 6.69%, (2000- 6.61%) and public funds certificates of deposit from various local government agencies, collateralized with investment securities of $124,091,000 (2000—$65,547,000) at a weighted average rate of 5.88% (2000 - 6.22%).

    Scheduled maturities of certificates of deposit and IRA accounts at June 30, 2001 are as follow:

(In thousands)
Within one year:
Three (3) months or less	$238,020
Over 3 months through 1 year	165,291

403,311
Over 1 through 2 years	68,168
Over 2 through 3 years	70,697
Over 3 through 4 years	56,256
Over 4 through 5 years	58,736
Over 5 years	4,533

$661,701

NOTE 8—BORROWINGS:

Securities Sold Under Agreements to Repurchase

    At June 30, 2001, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparts with whom the repurchase agreements were transacted. The counter parties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

    At June 30, 2001, substantially all securities sold under agreements to repurchase mature within 90 days. The following securities were sold under agreements to repurchase at June 30:

	2001		2000
	Repurchase Liability	Market Value of Collateral	Repurchase Liability	Market Value of Collateral
	(In thousands)
US Treasury securities	$19,950	$20,000	$85,695	$85,141
US and PR Government agencies securities	1,045	1,045	25,911	27,138
GNMA certificates	218,582	220,164	328,967	331,709
FNMA certificates	398,542	397,415	169,126	174,370
FHLMC certificates	132,734	133,027	108,642	112,862
Collateralized mortgage obligations	144,618	144,618	98,152	102,320

	$915,471	$920,320	$816,493	$833,540

    At June 30, 2001, the weighted average interest rate of the Group's repurchase agreements was 4.12% (2000 - 6.39%) and included agreements with interest ranging from 3.10% to 4.51%. The

F–41

following summarizes significant data on securities sold under agreements to repurchase for fiscals 2001 and 2000:

	2001	2000
	(In thousands)
Average daily aggregate balance outstanding	$790,498	$713,061

Maximum amount outstanding at any month-end	$955,745	$816,493

Weighted average interest rate during the year	6.07%	5.77%

Advances from the Federal Home Loan Bank

    At June 30, advances from the Federal Home Loan Bank of New York (FHLB) consist of the following:

2001	2000	Maturity date	Interest Rate Description
(In thousands)
$5,000	$5,000	November 2001	Fixed — 7.18%
50,000	—	June 2002	Fixed — 3.99%
50,000	—	May 2003	Fixed — 4.83%
-	15,000	August 2000	Fixed — 6.29%
-	15,000	April 2001	Floating due quarterly — 6.19%
-	10,000	July 2000	Fixed — 6.19%
-	20,000	August 2000	Fixed — 6.24%
-	5,000	July 2000	Fixed — 6.16%

$105,000	$70,000

    Advances are received from the FHLB under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 2001 and 2000, these advances were secured by mortgage loans and investment securities amounting $157,858,000 (2000 - 172,253,000). Also, at June 30, 2001, the Group has an additional borrowing capacity with the FHLB of $53 million (2000—$102 million).

Term Notes

    At June 30, term notes collateralized with investments securities consist of the following:

2001	2000	Maturity date	Interest Rate Description
(In thousands)
$—	$6,500	December 2000	Floating due quarterly — 5.75%
-	20,000	March 2001	Floating due quarterly — 5.69%
10,000	10,000	September 2001	Floating due quarterly — 4.66% (2000—6.06%)
30,000	30,000	September 2001	Floating due quarterly — 4.47% (2000—5.82%)
5,000	5,000	December 2001	Floating due quarterly — 3.19% (2000—5.68%)
15,000	15,000	March 2007	Floating due quarterly — 4.51% (2000—5.88%)

$60,000	$86,500

F–42

Unused Lines of Credit

    The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed. At June 30, 2001, the Group's total available funds under these lines of credit totaled $24,400,000 (2000—$62,960,000). At June 30, 2001 and 2000, there was no balance outstanding under these lines of credit.

Contractual Maturities

    At June 30, 2001, the contractual maturities of securities sold under agreements to repurchase, advances from the FHLB, and term notes by fiscal year are as follows:

Year Ending June 30,	Repurchase Agreements	Advances from FHLB	Term Notes
	(In thousands)
2002	$915,471	$55,000	$45,000
2003	—	50,000	—
2007	—	—	15,000

	$915,471	$105,000	$60,000

NOTE 9—DERIVATIVES AND HEDGING ACTIVITIES

    The Group uses interest rate swaps and caps to hedge its interest rate risk exposure. Under the swaps, the Group pays a fixed annual cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterpart correspond to the floating rate payments made on the borrowings thus resulting in a net fixed rate cost to the Group (cash flow hedging instruments). Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

    The Group's swaps and caps outstanding and their terms at June 30, are set forth in the table below:

	2001	2000
	(Dollars in thousands)
Swaps:
Pay fixed swaps notional amount	$300,000	$100,000
Weighted average pay rate — fixed	6.65%	7.07%
Weighted average receive rate — floating	3.95%	6.76%
Maturity in months	12 to 112	24
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Current 90 day LIBOR	3.84%	6.82%
Maturity in months	10	23

    The agreements were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. The amounts potentially subject to credit loss are the net streams of payments under the agreements and not the notional principal amounts. The Group controls the credit risk of its interest rate swap agreements through approvals, limits, monitoring procedures and collateral, when considered necessary. The Group does not anticipate nonperformance by the counterparts.

F–43

    As part of its interest rate risk management, during fiscal year 2000 the Group closed certain interest rate swaps and caps agreements with an aggregate notional value of approximately $390,000,000. This transaction generated gains of approximately $1,720,000, which were amortized as an adjustment to the yield over the remaining original terms of the agreements.

    The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes, Standard & Poor's 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses option agreements with major money center banks to manage its exposure to changes in those indexes. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. At June 30, 2001, the notional amount of these agreements totaled $180,950,000 (2000—$132,975,000). The changes in fair value of the options purchased and the options embedded in the certificates of deposits are recorded in earnings.

    From time to time the Group offers its customers certificates of deposit with fixed high interest rates and uses interest rate swap agreements to lower the cost of these deposits. Under the terms of the agreements, the Group pays a floating rate and receives a fixed payment (the cost of the certificates of deposit). At June 30, 2001, there were no swap agreements outstanding (2000—$40,000,000).

    At June 30, 2001, the contractual maturities of interest rate swaps and caps, and equity indexed options, by fiscal year were as follows:

Year Ending June 30,	Interest Rate	Equity Indexed	Total
	(In thousands)
2002	$350,000	$13,300	$363,300
2003	50,000	21,750	71,750
2004	—	40,750	40,750
2005	—	51,000	51,000
2006	—	48,750	48,750
2007	—	5,400	5,400
2011	150,000	—	150,000

	$550,000	$180,950	$730,950

Adoption of SFAS No. 133

    The adoption of SFAS No. 133 on July 1, 2000 resulted in a transition adjustment recorded as a cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statements of Income and an $875,000 unrealized loss on derivatives ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income. The transition adjustment in other comprehensive income also includes an unrealized loss of $26.6 million on securities transferred from held-to-maturity to available-for-sale on July 1, 2000.

    In addition, $3.9 million of unrealized losses were charged to earnings during the fiscal year ended June 30, 2001, and reflected as "Derivatives Activities" in the Consolidated Statements of Income. Unrealized losses of $9.5 million on derivatives designated as cash flow hedges were charged to other comprehensive income during the same period. The amount charged to other comprehensive income is related to interest rate swaps designated as cash flows hedges for a portion of the Group's borrowings in the second quarter of fiscal 2001. No ineffectiveness was charged to earnings during the period. As

F–44

of June 30, 2001, the estimated amount of unrealized losses included in accumulated other comprehensive income expected to be reclassified to earnings during fiscal 2002 is $7.5 million.

    At June 30, 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options purchased represented an investment of $27.0 million and the options sold to customers embedded in the certificates of deposit represented a liability of $34.2 million recorded in deposits. The interest rate swaps with a notional amount of $300 million represented a liability of $10.3 million presented in "Accrued expenses and Other Liabilities." The caps did not have carrying value as of June 30, 2001.

NOTE 10—EMPLOYEE BENEFITS PLAN:

    The Group has a cash or deferred arrangement profit sharing plan 401(k). Under this plan, the Group contributes shares of its common stock to match individual employee contributions up to $1,040. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. During fiscal year 2001 the Group contributed 7,873 (2000—6,519; 1999—4,916) shares of its common stock with a market value of approximately $110,750 (2000—$124,269; 1999—$119,000) at the time of contribution. The Group's contribution becomes 100% vested once the employee attains five years of participation in the plan.

NOTE 11—RELATED PARTY TRANSACTIONS:

    The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These do not involve more than the normal risk of collectibility or present other unfavorable features. The movement and balance of these loans were as follows:

	2001	2000
	(In thousands)
Balance at the beginning of year	$2,707	$2,835
New loans	415	215
Payments	(217)	(343)

Balance at the end of year	$2,905	$2,707

NOTE 12—INCOME TAX:

    Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The components of income tax expense for the years ended June 30, follows:

	2001	2000	1999
	(In thousands)
Current income tax expense	$(1,219)	$1,920	$2,011
Deferred income tax benefit	(99)	(1,812)	(1,811)

Provision (benefit) for income tax	$(1,318)	$108	$200

    The Group maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans, investments and mortgage-backed securities exempt for Puerto Rico income tax purposes, net of expenses attributable to the exempt income. During fiscal 2001, the Group generated tax-exempt interest income of $74,176,000 (2000—$71,881,000; 1999—$49,458,000). Exempt interest relates mostly to interest earned on obligations of the United

F–45

States and Puerto Rico Governments and certain mortgage-backed securities, including securities held by the Group's International Banking Entity.

    The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Statutory rate	$2,853	39.0%	$7,673	39.0%	$10,493	39.0%
Decrease in rate resulting from:
Exempt interest income, net	(4,369)	(59.7)	(8,588)	(43.7)	(7,867)	(29.3)
Non deductible charges	675	9.2	1,023	5.2	—	—
Other items, net	(477)	(6.5)	—	—	(2,426)	(9.0)

Provision (benefit) for income tax	$(1,318)	(18.00% )	$108	0.5%	$200	0.7%

    Deferred income tax reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group's deferred tax asset and liability at June 30, were as follows:

	2001	2000
	(In thousands)
Deferred tax asset:
Allowance for loan losses, net	$1,114	$2,666
Deferred gain on sale of servicing rights	1,559	1,424
Unrealized losses	1,573	1,086
Deferred loan origination fees	2,674	1,760
Other temporary differences	386	—
Unrealized losses in other comprehensive income	280	1,413

Gross deferred tax asset	7,586	8,349

Deferred tax liability:
Deferred loan origination costs	1,251	980

	1,251	980

Net deferred tax asset	$6,335	$7,369

NOTE 13—COMMITMENTS:

Loan Commitments

    At June 30, 2001, there was $12,255,000, (2000—$12,555,000) of unused lines of credit provided to individual customers and $4,110,000 in commitments to originate loans (2000—$1,250,000). Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management's credit evaluation of the customer.

F–46

Lease Commitments

    The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for fiscal 2001 amounted to $1,511,000 (2000—$1,499,000; 1999—$1,013,000). As of June 30, 2001, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

Year Ending June 30,	(In thousands)
2002	$1,557
2003	1,473
2004	1,100
2005	1,046
2006	961
Thereafter	1,675

$7,812

NOTE 14—LITIGATION:

    On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel. The investigation determined losses of $9.5 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. However, the Group's fidelity insurance carrier has denied claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the district of Puerto Rico against Federal Insurance Group, Inc., a stock insurance corporation organized under the laws of the state of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of the claim. Initial conference meetings have taken place. The losses caused by the irregularities and claims to the insurer were expensed in prior years.

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

NOTE 15—FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

F–47

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

	2001		2000
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Assets:
Cash and due from banks	$8,220	$8,220	$10,322	$10,322
Money market investments	21,667	21,667	23,511	23,511
Other short-term investments	42,124	42,124	—	—
Trading securities	76,760	76,760	64,443	64,443
Investment securities available-for-sale	1,316,885	1,316,885	282,900	282,900
Investment securities held-to-maturity	—	—	770,851	797,484
Equity options investment	26,973	26,973	—	—
Federal Home Loan Bank (FHLB) stock	15,272	15,272	11,146	11,146
Loans, net (including loans held-for-sale)	487,571	466,482	580,927	600,878
Accrued interest receivable	16,646	16,646	13,485	13,485
Liabilities:
Deposits	782,688	797,965	719,783	723,681
Repurchase agreements	915,471	915,471	816,493	816,493
Advances and borrowings from FHLB	105,000	105,000	70,000	70,000
Term notes	60,000	60,000	86,500	86,500
Accrued expenses and other liabilities	47,014	47,014	35,691	35,691
Off-Balance Sheet Financial instruments:
Interest rate swaps and caps:
Equity indexed swaps	(1)	—	28,713	—
Interest rate swaps	(1)	—	(511)	(219)
Caps	(1)	—	1,361	1,940

(1)
Effective July 1, 2000, derivatives are recognized in the balance sheet at fair value, see Note 9.

    The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2001 and 2000.

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

F–48

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

    Interest rate swap and cap agreements are fair valued based on market price.

NOTE 16—SEGMENT REPORTING:

    The Group operates three major reportable segments: Financial Services, Mortgage Banking, and Retail Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

    The Group's largest business segment is retail banking. The Bank's branches and treasury functions are its main components, with traditional banking products such as deposits, electronic banking and finance leases.

    Oriental's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services) and the insurance subsidiary (FISA Insurance Agency, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, as well as corporate and individual trust services.

    The Group's smallest business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans for the Group's own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates. Another institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

F–49

    The accounting policies of the segments are the same as those described in Note 1—"Summary of Significant Accounting Policies." Following are the results of operations and the selected financial information by operating segment for each of the three years ended June 30:

	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
	(Dollars in thousands)
Fiscal 2001
Net interest income	$27,712	$494	$857	$—	$29,063
Non-interest income	1,576	12,013	7,783	(3,422)	19,372
Non-interest expenses	26,662	9,420	4,135	(3,422)	38,217
Provision for loan losses	2,903	—	—	—	2,903

Net income (loss) before tax	$(277)	$3,087	$4,505	$—	$7,315

Total assets as of June 30,	$2,031,622	$7,749	$2,000	$(2,431)	$2,038,940

Fiscal 2000
Net interest income	$43,705	$428	$365	$—	$44,498
Non-interest income	6,357	12,046	5,891	(1,116)	23,178
Non-interest expenses	30,499	6,510	3,959	(1,116)	39,852
Provision for loan losses	8,150	—	—	—	8,150

Net income before tax	$11,413	$5,964	$2,297	$—	$19,674

Total assets as of June 30,	$1,845,343	$6,016	$2,000	$(3,125)	$1,850,234

Fiscal 1999
Net interest income	$42,389	$438	$207	$—	$43,034
Non-interest income	17,422	10,147	9,124	(2,740)	33,953
Non-interest expenses	25,997	7,175	5,178	(2,740)	35,610
Provision for loan losses	14,473	—	—	—	14,473

Net income before tax	$19,341	$3,410	$4,153	$—	$26,904

Total assets as of June 30,	$1,570,675	$10,512	$2,000	$(2,434)	$1,580,753

NOTE 17—ORIENTAL FINANCIAL GROUP, INC. (Holding Group Only) FINANCIAL INFORMATION:

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

    The following condensed financial information presents the financial position of the Holding Group only as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999.

F–50

Holding Group tables (Financials)

ORIENTAL FINANCIAL GROUP, INC.
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30,
(Dollars in thousands)

	2001	2000
ASSETS
Cash	$377	$25
Investment securities available-for-sale, at fair value	12,298	16,265
Investment in Oriental Bank and Trust (OBT), at equity	97,270	109,200
Investment in Oriental Financial Services (OFSC), at equity	4,761	4,472
Investment in FISA Insurance Agency (FISA), at equity	(230)	—
Other assets	1,201	452

Total assets	$115,678	$130,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend payable	$1,877	$1,715
Advances from subsidiaries	193	10,635
Accrued expenses and other liabilities	118	195
Stockholders' equity	113,490	117,869

Total liabilities and stockholders' equity	$115,678	$130,414

STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME FOR FISCAL YEARS ENDED JUNE 30,
(Dollars in thousands)

	2001	2000	1999
Income:
Interest income	$683	$796	$571
Investment and trading activities, net	(15)	—	—
Equity in undistributed earnings from banking subsidiary	8,578	19,055	27,026
Equity in undistributed earnings from non-banking subsidiaries	88	472	—

Total income	9,334	20,323	27,597

Expenses:
Interest expenses	—	115	463
Operating expenses	852	642	430

Total expenses	852	757	893

Income before income taxes	8,482	19,566	26,704
Income taxes	13	—	—

Net income	8,469	19,566	26,704
Other comprenhensive income, net of taxes	(1,691)	(4,781)	(17,867)

Comprehensive income	$6,778	$14,785	$8,837

F–51

STATEMENTS OF CASH FLOWS FOR FISCAL YEARS ENDED JUNE 30,:
(Dollars in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$8,469	$19,566	$26,704

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(8,578)	(19,055)	(27,026)
Equity in earnings from non-banking subsidiaries	(88)	(472)	—
Amortization of premiums and accretion of discounts on investment securities	395	—	—
Amortization of goodwill	18
Decrease (increase) in other assets	(556)	(97)	62
Increase (decrease) in accrued expenses and liabilities	—	138	(172)

Total adjustments	(8,809)	(19,486)	(27,136)

Net cash provided (used) by operating activities	(340)	80	(432)

Cash flows from investing activities:
Purchase of investment securities available for sale	—	(9,326)	—
Adquisition of non-banking subsidiary	(1)	(4,000)	—
Redemptions and sales of investment securities available-for-sale	4,195	897	1,772

Net cash provided (used) by operating activities	4,194	(12,429)	1,772

Cash flows from financing activities:
Net decrease in securities sold under agreements to repurchase	—	(7,499)	(1,601)
Proceeds from exercise of stock options	396	539	842
Net increase (decrease) in advances from subsidiaries	(10,442)	(2,347)	12,157
Net proceeds from issuance of preferred stock	—	—	32,300
Purchases of treasury stocks	(3,535)	(3,715)	(17,202)
Dividends received from banking subsidiary	20,000	—	14,680
Dividends paid	(9,920)	(10,044)	(7,300)

Net cash provided (used) by financing activities	(3,501)	(23,066)	33,876

Increase (decrease) in cash and cash equivalents	352	(35,415)	35,216
Cash and cash equivalents at beginning of period	25	35,440	224

Cash and cash equivalents at end of period	$377	$25	$35,440

F–52

QuickLinks

Table of Contents
  PART—I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART—II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART—III
  PART—IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
  (a)(1)—Financial Statements
  (a)(2)—Financial Statements Schedules
  (b) —Reports on Form 8-k
  C—Exhibits
ORIENTAL FINANCIAL GROUP, INC. FORM-10K FINANCIAL DATA INDEX
SELECTED FINANCIAL DATA YEARS ENDED JUNE 30, 2001, 2000, 1999, 1998 AND 1997 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
SELECTED FINANCIAL DATA PERIOD ENDED JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA AS OF JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA AS OF JUNE 30, 2001, 2000 AND 1999 (Dollars in thousands)
SELECTED FINANCIAL DATA AS OF JUNE 30, 2001, 2000 AND 1999 (dollars in thousands)
SELECTED FINANCIAL DATA AS OF JUNE 30, 2001, 2000 AND 1999 (dollars in thousands)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2001
Report of Independent Accountants
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION JUNE 30, 2001 AND 2000 (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OF COMPREHENSIVE INCOME YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (IN THOUSANDS)
ORIENTAL FINANCIAL GROUP, INC. Notes to Consoldiated Financial Statements
ORIENTAL FINANCIAL GROUP, INC. STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, (Dollars in thousands)
STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME FOR FISCAL YEARS ENDED JUNE 30, (Dollars in thousands)
STATEMENTS OF CASH FLOWS FOR FISCAL YEARS ENDED JUNE 30,: (Dollars in thousands)