Form 10-Q
period 2001-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2001-11-13
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

Commission File No. 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:

Monacillos Ward
1000 San Roberto Street
Río Piedras, Puerto Rico 00926
Telephone Number: (787) 771-6800

Number of shares outstanding of the registrant's common stock, as of the latest practicable date:

12,452,117 common shares ($1.00 par value per share)
outstanding as of September 30, 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/    No./ /

		PAGE
Part-1	FINANCIAL INFORMATION:
Item-1	Financial Statements
	Unaudited consolidated statements of financial condition at September 30, 2001 and June 30, 2001.	1
	Unaudited consolidated statements of income for the quarters ended September 30, 2001 and 2000.	2
	Unaudited consolidated statements of changes in stockholders' equity and of comprehensive income for the quarters ended September 30, 2001 and 2000.	3
	Unaudited consolidated statements of cash flows for the quarters ended September 30, 2001 and 2000.	4
	Notes to unaudited consolidated financial statements	5 - 11
Item-2	Management's discussion and analysis of financial condition and results of operations	12 - 29
Item-3	Quantitative and qualitative disclosures about market risk	32 - 34
PART—2	OTHER INFORMATION:
Item-1	Legal Proceedings	34
Item-2	Change in securities	34
Item-3	Defaults upon senior securities	34
Item-4	Submissions of Matters to a Vote of Security Holders	34
Item-5	Other Information	34
Item-6	Exhibits and Reports on Form 8-K	34
	Signatures	35

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
SEPTEMBER 30, 2001 AND JUNE 30, 2001
(In thousands, except share information)

	September 30, 2001	June 30, 2001
ASSETS
Cash and due from banks	$16,001	$8,220

Investments:
Money market investments	270	21,667
Time deposits with other banks	33,525	42,124

Total money market investments and time deposits with other banks	33,795	63,791

Trading securities that can not be repledged, at fair value	26,695	76,760

Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	963,054	920,320
Other investment securities	510,526	396,565

Total investment securities available-for-sale	1,473,580	1,316,885

Federal Home Loan Bank (FHLB) stock, at cost	17,208	15,272

Investments in equity options	17,847	26,973

Total investments	1,569,125	1,499,681

Loans:
Loans held-for-sale, at lower of cost or market	11,210	23,570
Loans receivable, net of allowance for loan losses of $2,920, September 30, 2001 and $2,856, June 30, 2001	504,513	442,912

Total loans, net	515,723	466,482

Accrued interest receivable	17,870	16,646
Foreclosed real estate, net	750	847
Premises and equipment, net	21,536	20,936
Other assets, net	27,328	26,128

Total assets	$2,168,333	$2,038,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Savings and demand	$143,937	$133,980
Time and IRA accounts	706,062	661,701

	849,999	795,681
Accrued interest	2,571	2,284

Total deposits	852,570	797,965

Borrowings:
Securities sold under agreements to repurchase	925,619	915,471
Advances from FHLB	157,150	105,000
Term notes	30,000	60,000

Total borrowings	1,112,769	1,080,471

Accrued expenses and other liabilities	65,990	47,014

Total liabilities	2,031,329	1,925,450

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; 13,897,283 shares issued (June 30, 2001—13,885,468)	13,897	13,885
Additional paid-in capital	27,175	26,004
Legal surplus	12,346	12,118
Retained earnings	80,733	76,818
Treasury stock, at cost, 1,445,166 shares (June 30, 2001—1,378,699)	(31,934)	(30,651)
Accumulated other comprehensive income (loss), net of tax of $1,424 (June 30, 2001—$280 tax benefit)	1,287	(18,184)

Total stockholders' equity	137,004	113,490

Total liabilities and stockholders' equity	$2,168,333	$2,038,940

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except per share information)

	THREE-MONTH PERIOD
	2001	2000
Interest income:
Loans and leases	$10,294	$9,148
Mortgage-backed securities	21,443	15,107
Investment securities	753	3,640
Short term investments	455	2,474

Total interest income	32,945	30,369

Interest expense:
Deposits	9,242	9,610
Securities sold under agreements to repurchase	10,473	12,224
Other borrowed funds	2,225	2,050

Total interest expense	21,940	23,884

Net interest income	11,005	6,485
Provision for loan losses	642	1,400

Net interest income after provision for loan losses	10,363	5,085

Non-interest income (losses):
Trust, money management, brokerage and insurance fees	3,175	2,827
Mortgage banking activities	1,370	1,551
Banking service revenues	947	1,016
Net gain (loss) on sale of securities available-for-sale	329	(3,705)
Derivatives activities, net	(163)	(1,619)
Trading activity, net	1,106	(12)
Leasing revenues	—	49

Total non-interest income	6,764	107

Non-interest expenses:
Compensation and benefits	4,471	3,375
Occupancy and equipment, net	1,963	1,718
Advertising and business promotion	1,088	781
Professional and service fees	1,289	505
Communications	394	420
Taxes other than on income	434	488
Insurance, including deposit insurance	123	95
Printing, postage, stationery and supplies	208	163
Other	509	643

Total non-interest expense	10,479	8,188

Income (loss) before income taxes	6,648	(2,996)
Income tax (expense) benefit	(39)	1,280

Income (loss) before cumulative effect of change in accounting principles, net of tax	6,609	(1,716)
Cumulative effect of change in accounting principle, net of tax	—	(164)

Net income (loss)	6,609	(1,880)
Less: Dividends on preferred stock	(597)	(597)

Net income (loss) available to common shareholders	$6,012	$(2,477)

Income (loss) per common share:
Basic before cumulative effect of change in accounting principle	$0.48	$(0.18)

Basic after cumulative effect of change in accounting principle	$0.48	$(0.20)

Diluted before cumulative effect of change in accounting principle	$0.46	$(0.18)

Diluted after cumulative effect of change in accounting principle	$0.46	$(0.20)

Average common shares outstanding	12,467	12,639
Average potential common share options	570	—

	13,037	12,639

Dividends per share of common stock	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands)

	THREE-MONTH PERIOD
	2001	2000
CHANGES IN STOCKHOLDERS' EQUITY:

Preferred stock:
Balance at beginning of period	$33,500	$33,500

Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	13,885	13,805
Stock options exercised	12	—

Balance at end of period	13,897	13,805

Additional paid-in capital:
Balance at beginning of period	26,004	23,786
Stock options exercised	117	—
Stock options cancelled	1,054	—

Balance at end of period	27,175	23,786

Legal surplus:
Balance at beginning of period	12,118	10,578
Transfer from retained earnings	228	106

Balance at end of period	12,346	10,684

Retained earnings:
Balance at beginning of period	76,818	79,809
Net income (loss)	6,609	(1,880)
Dividends declared on common stock	(1,869)	(1,904)
Dividends declared on preferred stock	(597)	(597)
Transfer to legal surplus	(228)	(106)

Balance at end of period	80,733	75,322

Treasury stock:
Balance at beginning of period	(30,651)	(27,116)
Stock purchased	(1,283)	(1,625)

Balance at end of period	(31,934)	(28,741)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(18,184)	(16,493)
Other comprehensive income (loss), net of taxes	19,471	(7,596)

Balance at end of period	1,287	(24,089)

Total stockholders' equity	$137,004	$104,267

COMPREHENSIVE INCOME (LOSS):

Net income (loss):	$6,609	$(1,880)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities arising during the period	37,291	14,741
Realized (gains) losses included in net income	(329)	3,705
Unrealized loss on derivatives designated as cash flows hedges arising during the period	(15,880)	—
Amount reclassified into earnings during the period related to transition adjustment	93	94
Income tax credit (expense) related to items of other comprehensive income (loss)	(1,704)	1,031

	19,471	19,571
Cumulative effect of change in accounting principle, net of tax	—	(27,167)

Other comprehensive income (loss) for the period	19,471	(7,596)

Comprehensive income (loss)	$26,080	$(9,476)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands)

	2001	2000
Cash flows from operating activities:
Net income (loss)	$6,609	$(1,880)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(295)	(151)
Amortization of premiums and accretion of discounts on investment securities	(45)	463
Depreciation and amortization of premises and equipment	1,130	1,049
Deferred tax provision (credit)	657	(241)
Provision for loan losses	642	1,400
Loss (gain) on sale of securities available-for-sale	(329)	3,705
Derivatives activities	163	11,146
Mortgage banking activities	(1,370)	(1,551)
Originations of loans held-for-sale	(19,849)	(18,800)
Proceeds from sale of loans held-for-sale	5,373	14,800
Cancellation of stock options	1,054	—
Net decrease (increase) in:
Trading securities	50,065	32,225
Accrued interest receivable	(1,224)	529
Other assets	(170)	606
Net increase (decrease) in:
Accrued interest on deposits and borrowings	287	(1,927)
Other liabilities	18,116	15,436

Total adjustments	54,205	58,689

Net cash provided by operating activities	60,814	56,809

Cash flows from investing activities:
Net decrease in other short term investments	8,599	—
Purchases of investment securities available-for-sale	(279,542)	(50,208)
Purchases of FHLB stock	(2,892)	—
Purchases of equity options	(20,499)	(52,918)
Maturities and redemptions of investment securities available-for-sale	110,362	17,151
Maturities and redemptions of investment securities held-to-maturity	—	30,492
Redemption of FHLB stock	956	—
Proceeds from sales of investment securities available-for-sale	78,027	92,706
Proceeds from sales of consumer loans and leases portfolio	—	167,900
Loans production:
Origination and purchase of loans	(88,998)	(58,867)
Principal repayment of loans	26,851	12,747
Other decrease (increase)	199	(928)
Capital expenditures	(1,730)	(847)

Net cash (used in) provided by investing activities	(168,667)	157,228

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	65,559	10,357
Securities sold under agreements to repurchase	10,148	(86,830)
Advances and borrowings from FHLB	52,150	(50,000)
Repayments of term notes	(30,000)	—
Proceeds from exercise of stock options	129	—
Stock acquired	(1,283)	(1,625)
Dividends paid	(2,466)	(2,501)

Net cash provided by (used in) financing activities	94,237	(130,599)

Net change in cash and cash equivalents	(13,616)	83,438
Cash and cash equivalents at beginning of period	29,887	33,833

Cash and cash equivalents at end of period	$16,271	$117,271

Cash and cash equivalents include:
Cash and due from banks	$16,001	$7,687
Money market investments	270	109,584

	$16,271	$117,271

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$20,107	$25,280

Income taxes paid	$—	$—

Real estate loans securitized into mortgage-backed securities	$28,206	$18,800

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accounting and reporting policies of Oriental Financial Group Inc. (the "Group" or "Oriental") conform with accounting principles generally accepted in the United States of America ("GAAP") and to financial services industry practices.

    In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of September 30, 2001and June 30, 2001, and the results of operations and cash flows for the quarters ended September 30, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in the accompanying unadited condensed financial statements. In accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Financial information as of June 30, 2001 has been derived from the Group's audited Consolidated Financial Statements. The results of operations and cash flows for the quarters ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2001, included in the Groups Annual Report on Form 10-K.

    The following is a description of the Group's most significant accounting policies:

Nature of Operations

    Oriental is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has three subsidiaries, Oriental Bank and Trust (the "Bank"), Oriental Financial Services Corp. ("Oriental Financial Services") and FISA Insurance Agency, Inc. Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 6 to the consolidated financial statements presents further information about the operations of the Group's business segments.

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

NOTE 2—INVESTMENTS AND SECURITIES:

    The Group's securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held to maturity securities as of September 30, 2001 and June 30, 2001. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred taxes, in other comprehensive income.

    The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statements of income as part of net interest income rather than in the trading profit or loss account. The Group's investment in the Federal Home Loan Bank (FHLB) of New York has no readily determinable fair value and can only be sold to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

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

Trading Securities

    A summary of trading securities owned by the Group at September 30, 2001 and June 30, 2001 is as follows:

	(In thousands)
	September 30,	June 30,
U.S. Treasury securities	$2,623	$2,579
P.R. Government securities	206	339
Mortgage-backed securities	23,815	73,791
CMO residuals, interest only	51	51

	$26,695	$76,760

    At September 30, 2001, the Group's trading portfolio weighted average yield was 7.18% (June 30, 2001—7.92%).

Investment securities available for sale

    The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available for sale owned by the Group at September 30, 2001 and June 30, 2001, were as follows:

	September 30, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
US Treasury securities	$3,322	$230	$—	$3,552	7.53%
US Government agencies securities	9,949	210	—	10,159	6.31%
Other debt securities	9,290	—	—	9,290	7.74%
PR Government securities	9,279	209	37	9,451	5.87%
CMOs	239,926	3,999	1	243,924	6.68%
FNMA and FHLMC certificates	951,694	22,992	—	974,686	6.39%
GNMA certificates	215,699	6,985	166	222,518	7.09%

	$1,439,159	$34,625	$204	$1,473,580	6.55%

	June 30, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
US Treasury securities	$3,623	$103	$—	$3,726	7.56%
US Government agencies securities	30,159	193	—	30,352	7.16%
Other debt securities	9,288	—	—	9,288	7.73%
PR Government securities	8,189	11	58	8,142	6.33%
CMOs	218,833	935	1,912	217,856	6.72%
FNMA and FHLMC certificates	811,892	3,097	6,620	808,368	6.59%
GNMA certificates	237,528	2,478	854	239,153	7.13%

	$1,319,512	$6,817	$9,444	$1,316,885	6.73%

    The amortized cost and fair value of the Group's investment securities available for sale at September 30, 2001, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Amortized Cost	Fair Value
Within 1 year	$1,157	$1,156
After 1 to 5 years	3,372	3,602
After 5 to 10 years	29,386	30,041
After 10 years	1,405,244	1,438,781

	$1,439,159	$1,473,580

    Proceeds from the sale of investment securities available-for-sale during the first three months of fiscal 2002 totaled $78,027,000 (2001—$92,706,000). Gross realized gains and losses on those sales during first quarter of fiscal 2002 were $754,000 and $425,000, respectively, (2001—$11,362 and $3,716,000, respectively).

NOTE 3—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

    The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions are encompassed within three main categories: mortgage, commercial, and consumer. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and personal loans. The composition of the Group's loan portfolio at September 30, 2001 and June 30, 2001 was as follows:

	(In thousands)
	September 30,	June 30,
Loans secured by real estate:
Residential	$369,383	$321,689
Non-residential real estate loans	4,089	3,827
Home equity loans and secured personal loans	88,741	74,759

	462,213	400,275
Less: net deferred loan fees	(4,660)	(3,880)

	457,553	396,395

Other loans:
Commercial	26,691	25,828
Personal consumer loans and credit lines	22,582	22,718
Financing leases, net of unearned interest	607	827

	49,880	49,373

Loans receivable	507,433	445,768
Allowance for loan losses	(2,920)	(2,856)

Loans receivable, net	504,513	442,912
Loans held-for-sale	11,210	23,570

Total loans, net	$515,723	$466,482

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

    While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 5 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the quarters ended September 30, 2001 and 2000.

    The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2001 and June 30, 2001, the Group determined that no impairment allowance was necessary.

NOTE 4—PLEDGED ASSETS:

    At September 30, 2001, residential mortgage loans and investment securities available for sale amounting to $224,367,000 (June 30, 2001—$211,699,000), and $1,535,043,000 (June 30, 2001—$1,306,272,000), respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 5—Derivatives and hedging actiivities

    The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings thus resulting in a net fixed rate cost to the Group (Cash flows hedging instruments). Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at September 30, 2001 and June 30, 2001 are set forth in the table below:

	(Dollars in thousands)
	September 30,	June 30,
Swaps:
Pay fixed swaps notional amount	$450,000	$300,000
Weighted average pay rate—fixed	5.77%	6.65%
Weighted average receive rate—floating	3.37%	3.95%
Maturity in months	9 to 108	12 to 112
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Current 90 day LIBOR	2.59	3.84
Maturity in months	7	10

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

    The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses option agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. At September 30, 2001, the notional amount of these agreements totaled $192,665,000 (June 30, 2001—$180,950,000). Changes in fair value of options purchased and options embedded in certificates of deposit are recorded in earnings.

    At September 30, and June 30, 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options represented as investment of $17.8 million ($27.0 million, June 2001) and the options sold to customers embeded in the certificates of deposits represented a liability of $23.3 million ($34.2 million, June 2001) recorded in deposits. The interest rate swaps represented a liability of $26.1 million ($10.3 million, June 2001) presented in "Accrued Expenses and Other Liabilities". The Caps did not have a carrying value as of September 30, and June 30, 2001.

NOTE 6—SEGMENT REPORTING:

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

    The Group's largest business segment is retail banking. The Bank's branches and treasury functions are its main components, with traditional banking products such as deposits, and electronic banking.

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

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Group Annual Report on Form 10-K.Following are the

results of operations and the selected financial information by operating segment for each of the first quarter ended September 30:

	(Dollars in thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2002
Net interest income	$10,499	$129	$377	$—	$11,005
Non-interest income (charges)	3,885	3,135	823	(1,079)	6,764
Non-interest expenses	(7,361)	(2,952)	(1,245)	1,079	(10,479)
Provision for loan losses	(642)	—	—	—	(642)

Income (loss) before income taxes	$6,381	$312	$(45)	$—	$6,648

Total assets	$2,163,243	$5,317	$2,000	$(2,227)	$2,168,333

Fiscal 2001
Net interest income	$6,277	$60	$148	$—	$6,485
Non-interest income (charges)	(3,040)	2,837	995	(685)	107
Non-interest expenses	(5,706)	(1,850)	(1,317)	685	(8,188)
Provision for loan losses	(1,400)	—	—	—	(1,400)

Income (loss) before income taxes	$(3,869)	$1,047	$(174)	$—	$(2,996)

Total assets	$1,700,236	$5,635	$2,000	$(2,383)	$1,705,488

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except for per share information)

EARNINGS, PER SHARE AND DIVIDENDS DATA:	2001	2000	Variance %
Interest income	$32,945	$30,369	8.5%
Interest expense	21,940	23,884	-8.1%

Net interest income	11,005	6,485	69.7%
Provision for credit losses	642	1,400	-54.1%

Net credit income	10,363	5,085	103.8%
Recurrent non-interest income	5,492	5,394	1.8%

Net core revenues	15,855	10,479	51.3%
Recurrent non-interest expenses	9,401	8,135	15.6%

Core operating income	6,454	2,344	175.4%

Non recurrent non-interest (loss) income	473	(5,287)	-108.9%
Non recurrent non-interest expenses	(279)	(53)	426.4%

Total non-operating activities gain (losses)	194	(5,340)	103.6%

Income (loss) before taxes	6,648	(2,996)	321.9%
Income tax (expense) benefit	(39)	1,280	103.0%

Income (loss) before cumulative effect of change in accounting principle	6,609	(1,716)	485.2%
Cumulative effect of change in accounting principle, net of tax	—	(164)	100.0%

Net income (loss)	6,609	(1,880)	451.6%
Less: dividends on preferred stock	(597)	(597)	0.0%

Net income (loss) available to common shareholders	$6,012	$(2,477)	342.7%

Basic EPS before cumulative effect of change in accounting principle	$0.48	$(0.18)	366.7%

Basic EPS after cumulative effect of change in accounting principle	$0.48	$(0.20)	340.0%

Diluted EPS before cummulative effect of change in accounting principle	$0.46	$(0.18)	355.6%

Diluted EPS after cumulative effect of change in accounting principle	$0.46	$(0.20)	330.0%

Average shares and potential shares	13,037	12,639	3.1%

Book value per common share	$8.31	$5.63	47.6%

Market price at end of period	$20.15	$15.50	30.0%

Dividends declared per share	$0.15	$0.15	0.0%

Dividends declared	$1,868	$1,905	-1.9%

PERIOD END BALANCES (as of September 30,) AND FINANCIAL RATIOS:	2001	2000	Variance %
Total financial assets
Trust assets managed	$1,437,681	$1,444,056	-0.4%
Broker-dealer assets gathered	1,007,375	939,000	7.3%

Assets managed	2,445,056	2,383,056	2.6%
Group total assets	2,168,333	1,705,163	27.2%

	$4,613,389	$4,088,219	12.8%

Interest-earning assets
Investments and securities	1,569,125	1,175,436	33.5%
Loans and leases (including loans held-for-sale), net	515,723	465,529	10.8%

	$2,084,848	$1,640,965	27.1%

Interest-bearing liabilities
Deposits	$852,570	$732,111	16.5%
Repurchase agreements	925,619	729,663	26.9%
Borrowings	187,150	106,500	75.7%

	$1,965,339	$1,568,274	25.3%

Stockholders' equity
Preferred equity	$33,500	$33,500	0.0%
Common equity	103,504	70,767	46.3%

	$137,004	$104,267	31.4%

Capital Ratios:
Leverage capital	6.53%	7.34%

Total risk-based capital	18.47%	26.93%

Tier 1 risk-based capital	18.08%	25.68%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.26%	-0.39%

Return on average common equity (ROE)	26.21%	-12.80%

Efficiency ratio	59.29%	77.64%

Expense ratio	1.03%	0.65%

Interest rate margin	2.31%	1.57%

Number of financial centers	20	19

SELECTED FINANCIAL DATA
FOR THE THREE-MONTHS PERIOD ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

TABLE 1—FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000	Variance in %	2001	2000	Variance in BP	2001	2000	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$32,945	$30,369	8.48%	6.80%	7.19%	-0.39%	$1,936,930	$1,687,472	14.78%
Tax equivalent adjustment	9,445	6,442	46.62%	1.93%	1.53%	0.40%	—	—	0.00%

Interest-earning assets—tax equivalent	42,390	36,811	15.16%	8.74%	8.72%	0.02%	1,936,930	1,687,472	14.78%
Interest-bearing liabilities	21,940	23,884	-8.14%	4.56%	5.92%	-1.37%	1,912,026	1,598,907	19.58%

Net interest income / spread	$20,450	$12,927	58.20%	4.18%	2.80%	1.38%	$24,904	$88,565	-71.88%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$21,219	$18,214	16.5%	6.33%	6.81%	-0.48%	$1,339,993	$1,068,268	25.44%
Investment management fees	(314)	—	-100.0%	-0.09%	0.00%	-0.09%	—	—	0.00%

Total investment securities	20,905	18,214	14.8%	6.24%	6.81%	-0.57%	1,339,993	1,068,268	25.44%
Trading securities	1,291	533	142.2%	6.92%	7.83%	-0.91%	74,640	27,254	173.87%
Money market investments	455	2,474	-81.6%	4.16%	6.84%	-2.67%	43,639	144,672	-69.84%

	22,651	21,221	6.7%	6.21%	6.84%	-0.63%	1,458,272	1,240,194	17.58%

Loans:
Real estate(1)	8,908	7,670	16.1%	8.29%	7.79%	0.50%	429,907	393,723	9.19%
Consumer	807	671	20.3%	14.63%	13.51%	1.12%	21,898	19,698	11.17%
Financing leases(2)	4	176	-97.7%	1.89%	7.45%	-5.56%	777	9,394	-91.73%
Commercial	575	631	-8.9%	8.83%	10.31%	-1.48%	26,076	24,463	6.59%

	10,294	9,148	12.5%	8.60%	8.17%	0.43%	478,658	447,278	7.02%

	32,945	30,369	8.5%	6.80%	7.19%	-0.39%	1,936,930	1,687,472	14.78%

Interest-bearing liabilities:
Deposits:
Savings and demand	868	786	10.4%	2.43%	2.36%	0.06%	141,947	131,942	7.58%
Time and IRA accounts	8,374	8,824	-5.1%	4.95%	6.09%	-1.14%	671,058	574,898	16.73%

	9,242	9,610	-3.8%	4.51%	5.40%	-0.88%	813,005	706,840	15.02%

Borrowings:
Repurchase agreements	8,180	12,795	-36.1%	3.64%	6.64%	-3.00%	892,729	764,280	16.81%
Interest rate risk management	2,238	(571)	-491.9%	0.99%	-0.30%	1.29%	—	—
Financing fees	55	—	100.0%	0.03%	0.00%	0.03%	—	—

Total repurchase agreements	10,473	12,224	-14.3%	4.66%	6.34%	-1.68%	892,729	764,280	16.81%
FHLB funds and term notes	2,225	2,050	8.5%	4.28%	6.37%	-2.09%	206,292	127,787	61.43%

	12,698	14,274	-11.0%	4.59%	6.34%	-1.76%	1,099,021	892,067	23.20%

	21,940	23,884	-8.1%	4.56%	5.92%	-1.37%	1,912,026	1,598,907	19.58%

Net interest income / spread	$11,005	$6,485	69.7%	2.25%	1.27%	0.98%

Interest rate margin				2.31%	1.57%	0.74%

Excess of interest-earning assets over interest-bearing liabilities							$24,904	$88,565	-71.88%

Interest-earning assets over interest-bearing liabilities ratio							101.30%	105.54%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans(1)	$640	$505	$1,145
Investments	3,728	(2,297)	1,431

	4,368	(1,792)	2,576

Interest Expense:
Deposits	1,523	(1,892)	$(369)
Borrowings	3,285	(4,860)	$(1,575)

	4,808	(6,752)	(1,944)

Net Interest Income	$(440)	$4,960	$4,520

(1)—Real estate averages include loans held-for-sale.

(2)—Discontinued on June 2000

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000	Variance %
TABLE 2—NON-INTEREST INCOME SUMMARY
Trust, money management, brokerage and insurance fees	$3,175	$2,827	12.3%
Mortgage banking activities	1,370	1,551	-11.7%

Non-banking service revenues	4,545	4,378	3.8%

Fees on deposit accounts	533	548	-2.7%
Bank service charges and commissions	408	434	-6.0%
Other operating revenues	6	34	-82.4%

Bank service revenues	947	1,016	-6.8%

Recurrent non-interest income	$5,492	$5,394	1.8%

Recurrent non-interest income to recurrent expenses ratio	58.42%	66.31%	-7.89%

TABLE 3—NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$2,444	$2,695	-9.3%
Variable compensation	1,228	680	80.6%

Compensation and benefits(1)	3,672	3,375	8.8%

Occupancy and equipment	1,963	1,718	14.3%
Advertising and business promotion	1,088	781	39.3%
Professional and service fees	1,032	505	104.4%
Communications	394	420	-6.2%
Municipal and other general taxes	434	488	-11.1%
Insurance, including deposits insurance	123	95	29.5%
Printing, postage, stationery and supplies	208	163	27.6%
Other operating expenses(1)	487	590	-17.5%

Other non-interest expenses	5,729	4,760	20.4%

Recurrent non-interest expenses	$9,401	$8,135	15.6%

Relevant ratios and data:
Efficiency ratio	59.29%	77.64%

Expense ratio	1.03%	0.65%

Compensation to recurrent non-interest expenses	39.1%	41.2%

Variable compensation to total compensation	33.4%	20.1%

Compensation to total average assets (1)	0.86%	0.77%

Average compensation per employee	$43.0	$39.8

Average number of full time employees	416	339

Bank assets per employee	$6,755	$5,727

Total work force:
Banking operations	341	298
Trust operations	28	26
Brokerage operations	13	13
Insurance operations	44	—

	426	337

(1)
Excludes non-recurring charges shown on table 4 below.

	2001	2000	Variance %
TABLE 4—NON-OPERATING ACTIVITIES
Securities net activity	$329	$(3,705)	108.9%
Trading net activity	1,106	(12)	9316.7%
Derivatives activity	(163)	(1,619)	-89.9%

Securities, derivatives and trading activities	1,272	(5,336)	123.8%

Leasing revenues (discontinued June 2000)	—	49	-100.0%
Other non-recurrent expenses	(279)	(52)	436.5%
Stock option cancellation	(799)	—	-100.0%

Other activities	(1,078)	(3)	35833.3%

Total non-recurrent activities	$194	$(5,339)	103.6%

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000	Change in %
TABLE 5—ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$2,856	$6,837	-58.2%
Provision for loan losses	642	1,400	-54.1%
Net credit losses—see table 6	(578)	(1,265)	-54.3%

Ending balance	$2,920	$6,972	-58.1%

Selected Data and Ratios:
Outstanding loans at June 30,	$518,643	$472,500	9.8%

Recoveries to net charge-offs	26.0%	30.2%	-14.0%

Allowance coverage ratio
Total loans	0.56%	1.48%	-61.8%

Non-performing loans	16.58%	41.98%	-60.5%

Non-real estate non-performing loans	144.99%	96.47%	50.3%

TABLE 6—NET CREDIT LOSSES STATISTICS
Real estate
Charge-offs	$(14)	$—	-100.0%
Recoveries	—	—	0.0%

	(14)	—	-100.0%

Consumer
Charge-offs	(515)	(1,074)	-52.0%
Recoveries	114	307	-62.9%

	(401)	(767)	-47.7%

Leasing
Charge-offs	(108)	(487)	-77.8%
Recoveries	91	200	-54.5%

	(17)	(287)	-94.1%

Commercial
Charge-offs	(104)	(11)	845.5%
Recoveries	10	12	-16.7%

	(94)	1	-9500.0%

Other
Charge-offs	(40)	(241)	-83.4%
Recoveries	(12)	29	-141.4%

	(52)	(212)	-75.5%

Net credit losses
Total charge-offs	(781)	(1,813)	-56.9%
Total recoveries	203	548	-63.0%

	$(578)	$(1,265)	-54.3%

Net credit losses to average:
Real estate	0.01%	0.00%

Consumer	7.32%	15.58%

Leasing	8.75%	12.22%

Commercial	1.44%	-0.02%

Other (1)	0.04%	0.19%

Total	0.48%	1.13%

Average loans:
Real estate	$429,907	$393,723	9.2%
Consumer	21,898	19,698	11.2%
Leasing	777	9,394	-91.7%
Commercial	26,076	24,463	6.6%

Total	$478,658	$447,278	7.0%

(1)
other credit losses to total average loans

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)

	2001	2000	Change in %
TABLE 7—LOAN LOSS RESERVE BREAKDOWN:
Consumer	$1,405	$1,263	11.2%
Financing leases	250	4,170	-94.0%
Commercial	359	921	-61.0%

Non-real estate	2,014	6,354	-68.3%
Real estate	906	618	46.6%

	$2,920	$6,972	-58.1%

TABLE 8—NON-PERFORMING ASSETS:
Non-performing assets
Non-performing loans	$17,611	$16,609	6.0%
Foreclosed real estate	750	535	40.2%
Repossessed autos	15	171	-91.2%
Repossessed equipment	—	—	0.0%

	$18,376	$17,315	6.1%

Non-performing loans to
Total loans	3.40%	3.52%	-3.4%

Total assets	0.81%	0.97%	-12.4%

Total capital	12.85%	15.93%	-19.3%

TABLE 9—NON-PERFORMING LOANS:
Non-performing loans
Consumer	$568	$889	-36.1%
Financing leases	509	5,129	-90.1%
Commercial	525	1,209	-56.6%

Non-real estate	1,602	7,227	-77.8%
Real estate	16,009	9,382	70.6%

Total	$17,611	$16,609	6.0%

Non-performing loans composition
Consumer	3.2%	5.4%	-39.7%
Financing leases	2.9%	30.9%	-90.6%
Commercial	3.0%	7.3%	-59.0%

Non-real estate	9.1%	43.5%	-79.1%
Real estate	90.9%	56.5%	60.9%

Total	100.0%	100.0%	0.0%

SELECTED FINANCIAL DATA
AS OF SEPTEMBER 30, 2001, 2000 and JUNE 30, 2001
(Dollars in thousands)

	September 30, 2001	September 30, 2000	Variance %	June 30, 2001
TABLE 10—BANK ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities and CMOs	$1,465,152	$895,177	63.7%	$1,337,200
U.S. and P.R. Government securities	25,785	125,036	-79.4%	54,344
Investments in equity options	17,847	25,211	-29.2%	26,973
FHLB stock and other investments	60,341	130,014	-53.6%	81,164

	1,569,125	1,175,438	33.5%	1,499,681

Loans:
Real estate	468,763	416,833	12.5%	419,966
Consumer	22,582	21,574	4.7%	22,717
Financing leases	607	8,215	-92.6%	827
Commercial	26,691	25,878	3.1%	25,828

	518,643	472,500	9.8%	469,338
Allowance for loan losses	(2,920)	(6,972)	-58.1%	(2,856)

	515,723	465,528	10.8%	466,482

Total interest-earning assets	2,084,848	1,640,966	27.0%	1,966,163
Non-interest earning assets	83,485	64,197	30.0%	72,777

Total assets	$2,168,333	$1,705,163	27.2%	$2,038,940

Investments portfolio composition:
Mortgage-backed securities and CMOs	93.4%	76.2%		89.2%
U.S. and P.R. Government securities	1.6%	10.6%		3.6%
Investments in equity options	1.1%	2.1%		1.8%
FHLB stock and other investments	3.9%	11.1%		5.4%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	90.4%	63.8%		89.5%
Consumer	4.4%	3.2%		4.8%
Financing leases	0.1%	1.4%		0.2%
Commercial	5.1%	31.6%		5.5%

	100.0%	100.0%		100.0%

	September 30, 2001	September 30, 2000	Variance %	June 30, 2001
TABLE 11—LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Savings and demand deposits	$143,937	$126,991	13.3%	$133,980
Time deposits and IRA accounts	706,062	602,216	17.2%	661,701

	849,999	729,207	16.6%	795,681
Accrued interest	2,571	2,904	-11.5%	2,284

	852,570	732,111	16.5%	797,965

Borrowings:
Repurchase agreements	925,619	729,663	26.9%	915,471
FHLB funds	157,150	20,000	685.8%	105,000
Term notes and other sources of funds	30,000	86,500	-65.3%	60,000

	1,112,769	836,163	33.1%	1,080,471

Total interest-bearing liabilities	1,965,339	1,568,274	25.3%	1,878,436
Non interest-bearing liabilities	65,990	32,947	100.3%	47,014

Total liabilities	$2,031,329	$1,601,221	26.9%	$1,925,450

Deposits portfolio composition:
Savings and demand deposits	16.9%	18.1%		16.8%
Time deposits and IRA accounts	82.8%	81.2%		82.9%
Accrued Interest	0.3%	0.7%		0.3%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	83.2%	83.9%		84.7%
FHLB funds	14.1%	7.2%		9.7%
Term notes and other sources of funds	2.7%	8.9%		5.6%

	100.0%	100.0%		100.0%

	September 30, 2001	September 30, 2000	Variance %	June 30, 2001
TABLE 12—CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders' equity	$137,004	$104,267	31.4%	$113,490

Leverage Capital (minimum required—4.00%)	6.53%	7.34%	-11.1%	6.68%

Total Risk-Based Capital (minimum required—8.00%)	18.47%	26.93%	-31.4%	19.96%

Tier 1 Risk-Based capital (minimum required—4.00%)	18.08%	25.68%	-29.6%	19.53%

Stock data:
Outstanding common shares, net of treasury	12,452	12,569	-0.9%	12,506

Book value	$8.31	$5.63	47.6%	$6.40

Market Price at end of period	$20.15	$15.50	30.0%	$19.00

Market capitalization	$250,904	$194,826	28.8%	$237,620

Common dividend data:
Dividends declared	$1,868	$1,905	-1.9%	$7,534

Dividends declared per share	$0.15	$0.15	0.0%	$0.60

Payout ratio	31.07%	-76.94%	140.4%	123.87%

Dividend yield	3.15%	4.60%	-31.5%	5.92%

    The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2002:
September 30, 2001	$21.85	$16.80	$0.150

Fiscal 2001:
June 30, 2001	$19.00	$12.85	$0.150

March 31, 2001	$14.81	$12.75	$0.150

December 31, 2000	$15.06	$11.00	$0.150

September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 30, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

	September 30, 2001	September 30, 2000	Variance %	June 30, 2001
TABLE 13—FINANCIAL ASSETS SUMMARY
Financial assets:
Trust assets managed	$1,437,681	$1,444,056	-0.4%	$1,444,534
Assets gathered by broker-dealer	1,007,375	939,000	7.3%	1,002,253

Managed assets	2,445,056	2,383,056	2.6%	2,446,787
Group assets	2,168,333	1,705,163	27.2%	2,038,940

	$4,613,389	$4,088,219	12.8%	$4,485,727

OVERVIEW OF FINANCIAL PERFORMANCE

    Net income for the quarter ended September 30, 2001, was $6.6 million ($0.46 diluted per share), a substantial turnaround from the loss $1.9 million ($ - 0.20 diluted per share) reported in the quarter ended September 30, 2000.

    Core operating income, defined by management as net credit income (net interest income after provision for loan losses) plus recurrent non-interest income less recurrent non-interest expenses, categories representing the Group's day-to-day operations, was $6.5 million for the September 2001 quarter, which is a 175.4-percent increase over core operating income of $2.3 million for the September 2000 quarter. See selected financial data.

    Return on common equity (ROE) was 26.21 percent for the quarter ended September 30, 2001, from the negative ROE (-12.80 percent) registered in the quarter ended September 30, 2000. Return on assets (ROA) was 1.26 percent for the September 2001 quarter versus negative 0.39 percent for the September 2000 quarter.

    Interest rate cuts made by the Federal Reserve during calendar year 2001, plus management's emphasis on secured lending, facilitated improvements in the Group's performance and earnings forecast. Quarterly net credit income increased 103.8-percent to reach a record $10.4 million, compared to $5.1 million in the quarter ended September 30, 2000.

    Interest income increased 8.5 percent, from $30.4 million in the quarter ended September 30, 2000, to $32.9 million in the quarter ended September 30, 2001. On the other hand, interest expense declined 8.1 percent, from $23.9 million for the quarter ended September 30, 2000, to $21.9 million for the quarter ended September 30, 2001, as a result of interest rate reductions. The quarterly provision for loan losses declined 54.1 percent, from $1.4 million for the September 2000 quarter to $642,000 for the September 2001 quarter, reflecting the benefits of management's strategy to focus on secured lending.

    Management's emphasis on operations that generate fees continued to strengthen the Group's earnings outlook, as brokerage, trust and insurance revenues grew 12.3 percent, from $2.8 million in the September 2000 quarter to $3.2 million this past September quarter, despite the halt in activity caused by the September 11th attacks on New York.

    Revenues from mortgage-banking activities decreased 11.7 percent, from $1.6 million for the September 2000 quarter to $1.4 million for the September 2001 quarter. Although mortgage production increased 44 percent, from $71.3 million for the quarter ended September 30, 2000 to $102.8 million for the quarter ended September 30, 2001, revenues decreased because of management's current strategy to maintain a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the amount of fees derived from the sale of loans.

    Non-interest expenses (excluding non-operating charges) increased 15.6 percent from $8.1 million for the quarter ended September 30, 2000 to $9.4 million for the quarter ended September 30, 2001. The increase is attributable to the Group's new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investments in technology, professional fees for consulting engagements related to new services, and increased variable compensation for increased insurance and mortgage services.

    During the quarter ended September 30, 2001, the Group recognized a non-cash, non-operating expense of $799,000, with a corresponding offsetting charge against additional paid-in capital, related to the cancellation by the Board of Directors of approximately 211,500 non-vested stock options granted to its directors, officers and employees during calendar years 1999 and 1998.

    Total financial assets (including assets managed by the trust department and broker-dealer subsidiary) increased 12.8 percent to a record $4.613 billion as of September 30, 2001, compared to $4.088 billion as of September 30, 2000. Assets managed by the Group's trust department and broker-

dealer subsidiary increased 2.6 percent year-to-year to $2.445 billion from $2.383 billion. The Group's bank assets increased a robust 27.2 percent, reaching $2.168 billion as of September 30, 2001 versus $1.705 billion as of September 30, 2000.

    On the liability side, deposits increased 16.5 percent from $732 million at September 30, 2000 to $853 million at September 30, 2001, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

    Finally, the Group continued its program for repurchasing its common stock, reacquiring 66,467 shares during the September 2001 quarter for an approximated cost of $1.3 million. Stockholders' equity as of September 30, 2001 was $137 million, increasing 31.4 percent from $104.3 million as of September 30, 2000. This increase largely reflect the impact of mark-to-market valuation required by Statement of Financial Accounting Standards No. 115 related to investments availabe for sale.

Net Interest Income

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

    For the first quarter of fiscal 2002, the Group's net interest income amounted to $11.0 million, up 69.7% from $6.5 million in the same period of fiscal 2001. This increase in net interest income was primarily due to a positive rate variance of $5.0 million that stems from the impact of the Federal Reserve interest rate drop resulting in a lower average cost of funds (4.56% in fiscal 2002 versus 5.92% in fiscal 2001), combined with a positive growth of the investments and loans portfolios.

    Interest rate spread rose 98 basis points during the first quarter of fiscal 2002, to 2.25% from 1.27% in the first quarter of fiscal 2001. This was mainly due to: (1) a decrease in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of securities and higher yield on secured mortgage loans. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

    The Group's interest income for the first quarter of fiscal 2002 totaled $32.9 million, up 8.5% from $30.4 million posted in the same period of fiscal 2001. The increase in interest income results from a larger volume of average interest-earning assets ($1.937 billion in fiscal 2002 versus $1.687 billion in fiscal 2001) tempered by a decline in their yield performance (6.80% in fiscal 2002 versus 7.19% in fiscal 2001).

    Most of the increase in interest-earning assets was mainly on the investment portfolio. For the first quarter of fiscal 2002, the average volume of total investments grew by 17.6% ($1.458 billion in fiscal 2002 versus $1.240 million in fiscal 2001) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities as Oriental continued converting residential real estate loans sold in the secondary market into tax-advantaged mortgage-backed securities.

    For the first quarter of fiscal 2002, the average yield on interest-earning assets was 6.80%, 39 basis points lower than the 7.19% reported a year ago. The yield dilution experienced was mainly related to: (i) the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) partially offset by an increase on the yield of the loan portfolio (8.60% in fiscal 2002 versus 8.17% in fiscal 2001) mainly fueled by a higher yield mortgage loan portfolio, 8.29% for first quarter of fiscal 2002 versus 7.79% for same period of fiscal 2001.

    Interest expense for the first quarter of fiscal 2002 narrowed 8.1% to $21.9 million from $23.9 million reported in the comparable period of fiscal 2001. A larger base of average interest-bearing liabilities ($1.912 billion in 2002 versus $1.599 billion in 2001) used to fund the growth of the Group's interest-earning assets, combined with a lower average cost of funds (4.56% in fiscal 2002 versus 5.92% in fiscal 2001) due to Fed interest rates drops, drove the decrease. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove this increase in interest-bearing liabilities. See Table 1 for the impact in interest expense due to changes in volume and rates.

    The cost of short-term financing has substantially decreased since early fiscal 2001. For the first quarter ended September 30, 2001, the cost of borrowings decreased 176 basis points (4.59% in fiscal 2002 versus 6.34% in fiscal 2001).

Non-Interest Income

    As a diversified financial services provider (see table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, the level of mortgage banking activities, fees generated from loans and deposit accounts and insurance.

    Recurrent non-interest income slightly rose to $5.5 million in the first quarter of fiscal 2002, compared to $5.4 million in the first quarter of fiscal 2001.

    Trust, money management and brokerage fees, the principal component of recurrent non-interest income, continued an excellent growth pattern during the first quarter of fiscal 2002, rising 12.3% to $3.2 million from $2.8 million in the first quarter of fiscal 2001. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered this growth (see "Financial Condition" section).

    For the first quarter of fiscal 2002, gains generated by mortgage banking activities amounted to $1.4 million, an 11.7% lower than the $1.6 million for the first quarter of fiscal 2001. This decrease reflects a lower volume of loans sold. Although mortgage production increase 44%, from $71.3 million for the quarter ended September 30, 2000 to $102.8 million for the quarter ended September 30, 2001, mortgage banking revenues decrease because of management's current strategy to retain a larger portion of its production in the loan portfolio instead of selling it on the secondary market, consequently deferring the amount of fees derived from the sale.

    Bank services fees and other operating revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services. These revenues totaled $947,000 in the first quarter of fiscal 2002, a 6.8% decrease versus $1.0 million reported in the same period of fiscal 2001. This decrease is mainly due to fewer revenues from late fees, $121,000 for current quarter versus $158,000 for same period of fiscal 2001 combined with a decrease on credit life insurance income commission of $32,000. These decreases stem from the sale of the unsecured personal loans and leases portfolio previously reported.

Non-Interest Expenses

    As shown in Table 3, recurrent non-interest expenses for the first quarter of fiscal 2002 increased 15.6% to $9.4 million from $8.1 million in the comparable period of fiscal 2001. The increase on non-interest expenses reflects the impact of the Group's restructuring strategy in advertising and business promotion which includes the opening of new and the remodeling of financial centers, and the cost of outsourcing of certain internal procedures to provide new and better services to our customers.

In addition, professional expenses have surpassed normal trends due to additional charges relating to an evaluation of the Group's operations.

    Employee compensation and benefits is the Group's largest non-interest expense category. For the first quarter of fiscal 2002, it increased 8.8% to $3.7 million versus $3.4 million in the same period of fiscal 2001. Refer to Table 3 for more selected data regarding employee compensation and benefits reflecting an expansion of the work force (see table 3) and increasing variable compensation (Commisions) due to higher volume of business.

Non-Operating Activities

    The first quarter of fiscal 2002, reflect a gain of $329,000 on sale of securities available for sale compared to a loss of $3.7 million in the first quarter of fiscal 2001 (see Table 4). In addition, the first quarter of fiscal 2002, reflect a charge of $163,000 on derivatives activities. Finally, fiscal 2002 quarter reflects a non-cash non-operating expense of $799,000; see "Overview of Financial Performance" for more information.

Provision for Loan Losses

    The provision for loan losses in the first quarter of fiscal 2002 totaled $642,000 down 54.1% from the $1.4 million reported in the same period of fiscal 2001. The decline was in response to the lower level of net credit losses. The reduction in credit losses reflects the sale of the unsecured personal loans and lease portfolios on June 30, 2000, as previously reported. Please refer to the allowance for loan losses and non-performing assets section on table 5 to table 9 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Provision (Credit) for Income Taxes

    The Group recognized a provision for income tax of $39,000 in the first quarter of 2002 compared with a income tax benefit (credit) in the fiscal 2001 quarter. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, wich is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. The tax benefit recognized in the fiscal 2001 quarter resulted from the $3.0 loss before income tax that stems from non-operating activities (see table 4).

FINANCIAL CONDITION

Group's Assets

    At September 30, 2001, the Group's total assets amounted to $2.168 billion, an increase of 27.2% when compared to $1.705 billion a year ago. At the same date, interest-earning assets reached $2.085 billion, up 27.0% versus $1.641 billion a year earlier.

    Investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At September 30, 2001, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group's effective tax rate (see Table 10 and Note 2 to the Consolidated Financial Statements).

    A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 63.7% to $1.465 billion (93.4% of the total portfolio) from $895.2 million (76.2% of the total portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities.

    At September 30, 2001, Oriental's loan portfolio, the second largest category of the Group's interest-earning assets, amounted to $515.7 million, 10.8% higher than the $465.5 million a year ago. Late in the second quarter of fiscal 2000, the Group's loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 10 and Note 3 to the Consolidated Financial Statements presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

    The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At September 30, 2001, the real estate loans portfolio amounted to $468.8 million (90.4% of the portfolio).

    The second largest component of the Group's loan portfolio is commercial loans, most of which collateralized by real estate. At September 30, 2001, the commercial loan portfolio totaled $26.7 million (5.1% of the Group's loan portfolio). The consumer loan portfolio totaled $22.6 million (4.4% of the portfolio). The Group discontinued lease originations on June 30, 2000 and sold its portfolio as previously reported.

Liabilities and Funding Sources

    As shown in Table 11, at September 30, 2001, Oriental's total liabilities reached $2.031 billion, 26.9% higher than the $1.601 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $1.965 billion at the end of the first quarter of fiscal 2002 versus $1.568 billion the year before, a 25.3% increase. The rise in repurchase agreements and FHLB funds to fund the expansion of the investment portfolio, drove this growth along with an increase in time and IRA accounts.

    At September 30, 2001, deposits, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $852.6 million, up 16.5% versus the $732.1 million a year ago. A $103.8 million increase or 17.2% in time deposits and IRA accounts realized most of the growth. In addition, a $16.9 million or 13.3% increase in demand and savings deposits contributed to this growth. Table 11 presents the composition of the Group's deposits at the end of the periods analyzed.

    Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, and lines of credit. At September 30, 2001, they amounted to $1.112 billion, 33.1% higher than the $836.2 million a year ago, mainly in repurchase agreements and FHLB funds. This increase reflects the funding required to keep our investment portfolio growth as previously mentioned.

    The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group's mortgages and investment securities. Table 11 presents the composition of the Group's other borrowings at the end of the periods analyzed.

Stockholders' Equity

    At September 30, 2001, Oriental's total stockholders' equity was $137.0 million, an 31.4% increase from $104.3 million a year ago. In addition to earnings from operations, this rise reflects an increase on the unrealized gain of investment securities available for sale partially offset for the impact of FAS 133 derivatives activities. For more of the Group's stockholders' equity activity, refer to the Unaudited

Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income (loss) included in Table 12 and as part of the Consolidated Financial Statements.

    During the first quarter of fiscal year, the Group repurchased 66,467 common shares bringing to 1,445,166 shares (with a cost of $32.0 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2001, the Group's market value for its outstanding stock was $250.9 million ($20.15 per share).

    During the first quarter of fiscal year 2002 and 2001, the Group declared dividends, on its common stock amounting to $1.9 million ($0.15 per share). Dividend yield was 3.15% and 4.60%, for the first quarter of fiscal year 2002 and 2001 respectively.

    Under the regulatory framework for prompt corrective action, for banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Bank's assets. See table 12 for the Group's regulatory capital ratios.

Group's Financial Assets

    As shown on Table 13, the Group's total financial assets include the Group's assets and assets managed by the trust and brokerage business. At September 30, 2001, they reached $4.613 billion—up 12.8% from $4.088 billion a year ago. The Group's financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

    Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At September 30, 2001, total assets managed by the Group's trust amounted $1.438 billion, 0.4% lower than the $1.444 billion a year ago. This decrease was mainly fueled by the market value decline after September 11, 2001 market disruption caused by the terrorist attack.

    The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 2001, total assets gathered by the broker-dealer from its customer investment accounts reached $1.007 billion, up 7.3% from $939.0 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

    At September 30, 2001, the Group's allowance for loan losses amounted to $2.9 million (0.56% of total loans) versus $6.9 million (1.48% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

    The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management's determination of the required level of the allowance for loan losses. Other data considered in this determination includes:

  1.
  overall historical loss trends (one year and three years); and

  2.
  other information including underwriting standards, economic trends and unusual events such as hurricanes

    Loan loss ratios and credit risk categories, are updated annually and are applied in the context of accounting principles generally accepted in the United States ("GAAP") and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions.

    Net credit losses for the first quarter of fiscal 2001, totaled $578,000 (0.48% of average loans), a decrease of 54.3% when compared to $1.3 million (1.13% of average loans) for the same period of fiscal 2001. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases net credit losses as a result of the sale of both portfolios, as previously discussed. Tables 5 through 7 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

    The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 8). At September 30, 2001, the Group's non-performing assets totaled $18.4 million (0.81% of total assets) versus $17.3 million (0.97% of total assets) at the same date of fiscal 2000. The increase was principally due to a higher level of non-performing loans; mainly low credit risk non-performing mortgage loans.

    At September 30, 2001, the allowance for loan losses to non-performing loans coverage ratio was 16.58%. Excluding the lesser-risk real estate loans, the ratio is much higher, 144.99%. Detailed information concerning each of the items that comprise non-performing assets follows:

  •
  Real estate loans—are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2001, the Group's non-performing real estate loans totaled $16.0 million (90.9% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

  •
  Commercial business loans—are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At September 30, 2001, the Group's non-performing commercial business loans amounted to $525,000 (3.0% of the Group's non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

  •
  Finance leases—are placed on non-accrual status when they become 90 days past due. At September 30, 2001, the Group's non-performing financing leases portfolio amounted to $509,000 (2.9% of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

  •
  Consumer loans—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At September 30, 2001, the Group's non-performing consumer loans amounted to $568,000 (3.2% of the Group's total non-performing loans).

  •
  Foreclosed real estate—is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At September 30, 2001, foreclosed real estate balance was $750,000.

  •
  Other repossessed assets—are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At September 30, 2001, the inventory of repossessed automobiles consisted of two units amounting to $15,000.

Item—3

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

    The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at September 30, 2001 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

Change in Interest rate	Expected NII (1)	Amount Change	Percent Change
Base Scenario
Flat	$66,002	$—	0.00%
+ 200 Basis points	$58,482	$(7,520)	-11.39%
- 200 Basis points	$69,809	$3,807	5.77%
Growth Scenario
Flat	$71,811	$—	0.00%
+ 200 Basis points	$67,826	$(3,985)	-5.55%
- 200 Basis points	$74,689	$2,878	4.01%

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

    At September 30, 2001, the Group's liquidity was deemed appropriate. At such date the Group's liquid assets amounted to $1.263 billion, this includes $24 million available from unused lines of credit with other financial institutions and $34 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

PART—2  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of such claim for recovery of losses resulting from dishonest and fraudulent acts and omission by a group of former employees. The case is currently on the discovery phase.

    In addition, the Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to their business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES—NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS—NONE

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A—EXHIBITS

    None

B—REPORTS ON FORM 8-K

    The Group filed two reports on Form 8-K related to a change in the Group's independent accountants:

  (1)
  Date of report: September 25, 2001; filed on September 28, 2001, disclosing a change in the Group's independent accountants.

  (2)
  Date of report: September 25, 2001; filed on October 9, 2001, amending the report filed on September 28, 2001, to include the former accountant's letter to the Group in connection with the foregoing.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/S/ JOSE E. FERNANDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: November 9, 2001
By:	/S/ RAFAEL VALLADARES Rafael Valladares Senior Vice President—Principal Financial Officer	Dated: November 9, 2001

QuickLinks

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) SEPTEMBER 30, 2001 AND JUNE 30, 2001 (In thousands, except share information)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands, except per share information)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000 (In thousands)
ORIENTAL FINANCIAL GROUP INC. Notes to Unaudited Consolidated Financial Statements

ORIENTAL FINANCIAL GROUP INC. (Registrant)