Form 10-Q
period 2001-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2002-02-14
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001

Commission File No. 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:

1000 San Roberto Street
Professional Office Park, S.E.
Río Piedras, Puerto Rico 00926
Telephone Number: (787) 771-6800

Number of shares outstanding of the registrant's common stock, as of the latest practicable date:

12,406,889 common shares ($1.00 par value per share)
outstanding as of December 31, 2001

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

		Page
PART—1	FINANCIAL INFORMATION:
Item—1	Financial Statements
	Unaudited consolidated statements of financial condition at December 31, 2001and June 30, 2001.	1
	Unaudited consolidated statements of income for the quarter and six-month periods ended December 31, 2001 and 2000.	2
	Unaudited consolidated statements of changes in stockholders' equity and of comprehensive income (loss) for the six-month periods ended December 31, 2001 and 2000.	3
	Unaudited consolidated statements of cash flows for the six-month periods ended December 31, 2001 and 2000.	4
	Notes to unaudited consolidated financial statements	5 - 12
Item—2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 30
Item—3	Quantitative and Qualitative Disclosures about Market Risk	30 - 31
PART—2	OTHER INFORMATION:
Item—1	Legal Proceedings	31
Item—2	Change in Securities and Use of Proceeds	31
Item—3	Defaults upon Senior Securities	31
Item—4	Submissions of Matters to a Vote of Security Holders	31
Item—5	Other Information	32
Item—6	Exhibits and Reports on Form 8-K	32
	Signatures	33

PART 1—FINANCIAL INFORMATION
Item 1—Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND JUNE 30, 2001
    (In thousands, except shares information)

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$6,226	$8,220
Investments:
Money market investments	832	21,667
Time deposits with other banks	14,851	42,124

Total money market investments and time deposits with other banks	15,683	63,791

Trading securities that cannot be repledged, at fair value	32,282	76,760

Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,569,920	920,320
Other investment securities	37,298	396,565

Total investment securities available-for-sale	1,607,218	1,316,885

Federal Home Loan Bank (FHLB) stock, at cost	17,208	15,272

Total investments	1,672,391	1,472,708

Loans:
Loans held-for-sale, at lower of cost or market	36,558	23,570
Loans receivable, net of allowance for loan losses of $3,037, December 31, 2001 and $2,856, June 30, 2001	525,324	442,912

Total loans, net	561,882	466,482

Investments in equity options	21,314	26,973
Accrued interest receivable	16,827	16,646
Foreclosed real estate, net	727	847
Premises and equipment, net	22,179	20,936
Other assets, net	26,823	24,773

Total assets	$2,328,369	$2,037,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Savings and demand	$192,696	$151,553
Time and IRA accounts	680,578	661,701

	873,274	813,254
Accrued interest	2,132	2,284

Total deposits	875,406	815,538

Borrowings:
Securities sold under agreements to repurchase	1,077,683	915,471
Advances from FHLB	155,000	105,000
Subordinated capital notes	35,000	—
Term notes	15,000	60,000

Total borrowings	1,282,683	1,080,471

Accrued expenses and other liabilities	38,562	28,086

Total liabilities	2,196,651	1,924,095

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 20,000,000 shares authorized; 13,911,080 shares issued (June 30, 2001—13,885,468)	13,911	13,885
Additional paid-in capital	27,303	26,004
Legal surplus	13,764	12,118
Retained earnings	87,230	76,818
Treasury stock, at cost, 1,504,191 shares (June 30, 2001—1,378,699)	(33,040)	(30,651)
Accumulated other comprehensive loss, net of tax benefit of $1.6 million June 30, 2001—$280 tax benefit	(10,950)	(18,184)

Total stockholders' equity	131,718	113,490

Total liabilities and stockholders' equity	$2,328,369	$2,037,585

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(In thousands, except per share information)

	Quarter		Six-Month Period
	2001	2000	2001	2000
Interest income:
Loans and leases	$11,674	$9,400	$21,968	$18,547
Mortgage-backed securities	22,445	15,375	43,888	30,481
Investment securities	478	3,181	1,231	6,821
Short term investments	232	605	687	3,080

Total interest income	34,829	28,561	67,774	58,929

Interest expense:
Deposits	8,831	9,155	18,072	18,765
Securities sold under agreements to repurchase	9,799	11,489	20,273	23,714
Subordinated capital notes	65	—	65	—
Other borrowed funds	1,891	1,830	4,116	3,879

Total interest expense	20,586	22,474	42,526	46,358

Net interest income	14,243	6,087	25,248	12,571
Provision for loan losses	525	500	1,167	1,900

Net interest income after provision for loan losses	13,718	5,587	24,081	10,671

Non-interest income (losses):
Trust, money management, brokerage and insurance fees	2,868	2,676	5,989	5,503
Mortgage banking activities	1,717	2,353	3,088	3,904
Investment banking	1,146	—	1,201	—
Gain on sale of loans	104	—	104	5
Banking service revenues	985	1,051	1,932	2,112
Net gain (loss) on sale of securities available-for-sale	2,401	510	2,731	(3,195)
Derivatives activities, net	(766)	(721)	(930)	(2,341)
Trading activity, net	(278)	105	828	92

Total non-interest income	8,177	5,974	14,943	6,080

Non-interest expenses:
Compensation and benefits	3,782	3,423	8,254	6,798
Occupancy and equipment, net	2,024	1,778	3,987	3,496
Advertising and business promotion	1,765	1,003	2,853	1,784
Professional and service fees	1,153	1,083	2,442	1,641
Communications	340	407	734	827
Taxes other than on income	432	488	866	976
Insurance, including deposit insurance	154	132	278	227
Printing, postage, stationery and supplies	184	141	392	304
Other	1,156	657	1,666	1,245

Total non-interest expense	10,990	9,112	21,472	17,298

Income (loss) before income taxes	10,905	2,449	17,552	(547)
Income tax (expense) benefit	(532)	269	(571)	1,549

Income before cumulative effect of change in accounting principles, net of tax	10,373	2,718	16,981	1,002
Cumulative effect of change in accounting principle, net of tax	—	—	—	(164)

Net income	10,373	2,718	16,981	838
Less: Dividends on preferred stock	(597)	(597)	(1,193)	(1,193)

Net income (loss) available to common shareholders	$9,776	$2,121	$15,788	$(355)

Income (loss) per common share:
Basic before cumulative effect of change in accounting principle	$0.79	$0.17	$1.27	$(0.02)

Basic after cumulative effect of change in accounting principle	$0.79	$0.17	$1.27	$(0.03)

Diluted before cumulative effect of change in accounting principle	$0.75	$0.17	$1.21	$(0.02)

Diluted after cumulative effect of change in accounting principle	$0.75	$0.17	$1.21	$(0.03)

Average common shares outstanding	12,435	12,551	12,451	12,600
Average potential common share options	569	148	570	153

	13,004	12,699	13,021	12,753

Dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(In thousands)

	Six-Month Period
	2001	2000
CHANGES IN STOCKHOLDERS' EQUITY:
Preferred stock:
Balance at beginning of period	$33,500	$33,500

Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	13,885	13,805
Stock options exercised	26	3

Balance at end of period	13,911	13,808

Additional paid-in capital:
Balance at beginning of period	26,004	23,786
Stock options exercised	245	16
Stock options cancelled	1,054	—

Balance at end of period	27,303	23,802

Legal surplus:
Balance at beginning of period	12,118	10,578
Transfer from retained earnings	1,646	106

Balance at end of period	13,764	10,684

Retained earnings:
Balance at beginning of period	76,818	79,809
Net income	16,981	838
Dividends declared on common stock	(3,730)	(3,785)
Dividends declared on preferred stock	(1,193)	(1,193)
Transfer to legal surplus	(1,646)	(106)

Balance at end of period	87,230	75,563

Treasury stock:
Balance at beginning of period	(30,651)	(27,116)
Stock purchased	(2,389)	(2,064)

Balance at end of period	(33,040)	(29,180)

Accumulated other comprehensive loss, net of deferred tax:
Balance at beginning of period	(18,184)	(16,493)
Other comprehensive income (loss), net of taxes	7,234	(1,579)

Balance at end of period	(10,950)	(18,072)

Total stockholders' equity	$131,718	$110,105

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(In thousands)

	Quarter		Six-Month Period
	2001	2000	2001	2000
COMPREHENSIVE INCOME (LOSS):			—
Net income:	$10,373	$2,718	$16,981	$838

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities arising during the period	(24,475)	18,045	12,157	40,196
Realized gain (loss) on securities included in net income	2,401	510	2,731	(3,195)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	8,893	(10,190)	(7,229)	(10,190)
Amount reclassified into earnings during the period related to transition adjustment	90	94	571	188
Income tax credit (expense) related to items of other comprehensive income (loss)	854	(2,442)	(996)	(1,411)

	(12,237)	6,017	7,234	25,588
Cumulative effect of change in accounting principle, net of tax	—	—	—	(27,167)

Other comprehensive income (loss) for the period	(12,237)	6,017	7,234	(1,579)

Comprehensive income (loss)	$(1,864)	$8,735	$24,215	$(741)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(In thousands)

	2001	2000
Cash flows from operating activities:
Net income	$16,981	$838

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(640)	(283)
Amortization of premiums and accretion of discounts on investment securities	(60)	266
Depreciation and amortization of premises and equipment	2,218	2,160
Deferred tax credit	(1,068)	(298)
Provision for loan losses	1,167	1,900
Loss (gain) on sale of securities available-for-sale	(2,731)	3,195
Gain on sale of loans	(104)	(5)
Derivatives activities	930	2,505
Mortgage banking activities	(3,088)	(3,904)
Originations of loans held-for-sale	(87,572)	(59,780)
Proceeds from sale of loans held-for-sale	5,373	46,077
Cancellation of stock options	1,054	—
Net decrease (increase) in:
Trading securities	44,467	36,955
Accrued interest receivable	(181)	(2,510)
Other assets	(1,191)	1,960
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(152)	(2,186)
Other liabilities	3,108	(22,522)

Total adjustments	(38,470)	3,530

Net cash provided by (used in) operating activities	(21,489)	4,368

Cash flows from investing activities:
Net decrease in time deposits with other banks	27,273	—
Purchases of investment securities available-for-sale	(545,814)	(255,108)
Purchases of FHLB stock	(2,892)	—
Net purchases of equity options	(1,719)	(35,767)
Maturities and redemptions of investment securities available-for-sale	158,420	17,564
Maturities and redemptions of investment securities held-to-maturity	—	30,303
Redemption of FHLB stock	956	—
Proceeds from sales of investment securities available-for-sale	185,274	249,759
Proceeds from sales of consumer loans and leases portfolio	—	167,900
Loan production:
Origination and purchase of loans	(148,942)	(91,526)
Principal repayment of loans	65,309	43,648
Other decrease (increase)	798	(5,045)
Capital expenditures	(3,461)	(1,890)

Net cash (used in) provided by investing activities	(264,798)	119,838

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	69,338	(44,396)
Securities sold under agreements to repurchase	162,212	9,806
Advances and borrowings from FHLB	50,000	(50,000)
Repayments of term notes	(45,000)	(6,500)
Net proceeds from issuance of subordinated capital notes	33,949	—
Proceeds from exercise of stock options	271	19
Stock purchased	(2,389)	(2,064)
Dividends paid	(4,923)	(5,002)

Net cash provided by (used in) financing activities	263,458	(98,137)

Net increase (decrease) in cash and cash equivalents	(22,829)	26,069
Cash and cash equivalents at beginning of period	29,887	33,833

Cash and cash equivalents at end of period	$7,058	$59,902

Cash and cash equivalents include:
Cash and due from banks	$6,226	$5,422
Money market investments	832	54,480

	$7,058	$59,902

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$43,319	$49,150

Income taxes paid	$—	$—

Real estate loans securitized into mortgage-backed securities	$72,299	$59,780

Investment securities held-to-maturity transferred to available-for-sale	$—	$766,848

Other comprehensive income (loss) for the period	$7,234	$(1,579)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ORIENTAL FINANCIAL GROUP INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accounting and reporting policies of Oriental Financial Group Inc. (the "Group" or "Oriental") conform with accounting principles generally accepted in the United States of America ("GAAP") and to financial services industry practices.

        The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of December 31, 2001 and June 30, 2001, and the results of operations and cash flows for the quarter and six-month periods ended December 31, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2001 has been derived from the Group's audited Consolidated Financial Statements. The results of operations and cash flows for the six-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2001, included in the Group's Annual Report on Form 10-K.

        Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

        The following is a description of the Group's most significant accounting policies:

Nature of Operations

        Oriental is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the "Bank"), Oriental Financial Services Corp. ("Oriental Financial Services"), FISA Insurance Agency, Inc., and Oriental Financial Group, Inc. Statutory Trust I (the "Trust") (See Note 5). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 7 to the consolidated financial statements presents further information about the operations of the Group's business segments.

        Main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Bank operates through twenty branches located throughout the island and is subject to the supervision, examination and regulation of the Federal Reserve Bank, Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, the Securities and Exchange Commission, and the Office of the Commissioner of Financial Institutions of Puerto Rico.

NOTE 2—INVESTMENTS AND SECURITIES:

        The Group's securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held-to-maturity securities as of December 31, 2001 and June 30, 2001. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the reprising characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred taxes, in other comprehensive income.

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

Trading Securities

        A summary of trading securities owned by the Group at December 31, 2001 and June 30, 2001 is as follows:

	December 31,	June 30,
	(In thousands)
U.S. Treasury securities	$2,610	$2,579
P.R. Government securities	270	339
Mortgage-backed securities	29,320	73,791
CMO residuals, interest only	93	51

	$32,293	$76,760

        At December 31, 2001, the Group's trading portfolio weighted average yield was 6.88% (June 30, 2001—7.92%).

Investment securities available-for-sale

        The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available- for-sale owned by the Group at December 31, 2001 and June 30, 2001, were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
	(In thousands)
US Treasury securities	$3,313	$181	$—	$3,494	7.5%
US Government agencies securities	40,648	173	1	40,820	2.68%
Other debt securities	9,429	175	267	9,337	7.73%
PR Government securities	38,731	899	49	39,581	5.91%
CMOs	266,340	2,657	1,488	267,509	6.69%
FNMA and FHLMC certificates	1,045,873	8,188	2,716	1,051,345	6.24%
GNMA certificates	191,399	3,907	185	195,121	7.05%

	$1,595,733	$16,180	$4,706	$1,607,207	6.33%

	June 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
	(In thousands)
US Treasury securities	$3,623	$103	$—	$3,726	7.56%
US Government agencies securities	30,159	193	—	30,352	7.16%
Other debt securities	9,288	—	—	9,288	7.73%
PR Government securities	8,189	11	58	8,142	6.33%
CMOs	218,833	935	1,912	217,856	6.72%
FNMA and FHLMC certificates	811,892	3,097	6,620	808,368	6.59%
GNMA certificates	237,528	2,478	854	239,153	7.13%

	$1,319,512	$6,817	$9,444	$1,316,885	6.73%

        The amortized cost and fair value of the Group's investment securities available-for-sale at December 31, 2001, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$28,944	$28,943
After 1 to 5 years	8,338	8,594
After 5 to 10 years	43,646	44,107
After 10 years	1,514,805	1,525,563

	$1,595,733	$1,607,207

        Proceeds from the sale of investment securities available-for-sale during the first six months of fiscal 2002 totaled $185,274,000 (Fiscal 2001—$249,759,000). Gross realized gains and losses on those sales during the first six months of fiscal 2002 were $5,157,000 and $2,426,000, respectively, (Fiscal 2001—547,000 and $3,742,000 respectively).

NOTE 3—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

        The Group's business activity is with consumers located in Puerto Rico. Oriental's loan transactions are encompassed within three main categories: mortgage, commercial, and consumer. Oriental's loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and personal loans. The composition of the Group's loan portfolio at December 31, 2001 and June 30, 2001 was as follows:

	December 31,	June 30,
	(In thousands)
Loans secured by real estate:
Residential	$381,084	$321,689
Non-residential real estate loans	3,792	3,827
Home equity loans and secured personal loans	93,621	74,759

	478,497	400,275
Less: deferred loan fees, net	(5,595)	(3,880)

	472,902	396,395

Other loans:
Commercial	33,175	25,828
Personal consumer loans and credit lines	21,692	22,718
Financing leases, net of unearned interest	592	827

	55,459	49,373

Loans receivable	528,361	445,768
Allowance for loan losses	(3,037)	(2,856)

Loans receivable, net	525,324	442,912
Loans held-for-sale	36,558	23,570

Total loans, net	$561,882	$466,482

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

        While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental's control, such as factors affecting Puerto Rico economic conditions. Refer to Table 5 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the changes in the allowance for loan losses for the quarter and six-month periods ended December 31, 2001 and 2000.

        The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 2001 and June 30, 2001, the Group determined that no impairment allowance was necessary.

NOTE 4—PLEDGED ASSETS:

        At December 31, 2001, residential mortgage loans and investment securities available for sale amounting to $299,050,000 and $1,569,920,000, respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 5—SUBORDINATED CAPITAL NOTES

        In October 2001, Oriental Financial Group, Inc. Statutory Trust I, a wholly-owned special purpose subsidiary of Oriental, was formed for the purpose of issuing company-obligated securities. On December 18, 2001, $35 million of trust redeemable preferred securities were issued by the Trust as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The securities have a par value of $35 million, bear interest based on 3 months LIBOR plus 360 basis points (5.60% at December 31, 2001) (provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%), payable quarterly, and mature on December 23, 2031. The securities may be called at par after five years. The proceeds from this issuance were used to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by Oriental, which have the same maturity and call provisions as the redeemable capital securities.

        These company-obligated securities of the subsidiary grantor trust (trust preferred securities) are accounted for as a liability on the consolidated statements of financial condition. Dividends on the trust preferred securities are accounted for as an interest expense on an accrual basis. These debts are treated as Tier-1 capital for regulatory purposes.

NOTE 6—DERIVATIVES AND HEDGING ACTIVITIES

        The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings thus resulting in a net fixed rate cost to the Group (Cash flows hedging instruments). Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement. The Group's swaps and caps outstanding and their terms at December 31, 2001 and June 30, 2001 are set forth in the table below:

	December 31,	June 30,
	(Dollars in thousands)
Swaps:
Pay fixed swaps notional amount	$550,000	$300,000
Weighted average pay rate—fixed	5.31%	6.65%
Weighted average receive rate—floating	1.96%	3.95%
Maturity in months	6 to 106	12 to 112
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Current 90 day LIBOR	1.90%	3.84%
Maturity in months	4	10

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

        The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor's 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses option agreements with major money center banks to manage its exposure to the stock market. Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. At December 31, 2001, the notional amount of these agreements totaled $203,265,000 (June 30, 2001—$180,950,000). Changes in fair value of options purchased and options embedded in certificates of deposit are recorded in earnings.

        At December 31, and June 30, 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options represented as investment of $21.3 million ($27.0 million, June 2001) and the options sold to customers embedded in the certificates of deposits represented a liability of $26.3 million ($34.2 million, June 2001) recorded in deposits. The interest rate swaps represented a liability of $17.9 million ($10.3 million, June 2001) presented in "Accrued Expenses and Other Liabilities". The Caps did not have a carrying value as of December 31, and June 30, 2001.

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

        The Group's largest business segment is retail banking. The Bank's branches and treasury functions are its main components, with traditional banking products such as deposit, and electronic banking.

        Oriental's second largest business segment is the financial services, which is comprised of the Bank's trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services) and the insurance subsidiary (FISA Insurance Agency, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, investment banking, insurance sales activity, as well as corporate and individual trust services.

        The Group's last business segment is mortgage banking. It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans for the Group's own portfolio, as well as sale of loans in the secondary market.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Group Annual Report on Form 10-K. Following are

the results of operations and the selected financial information by operating segment for each of the second quarter and six-month period ended December 31:

	Unaudited-Six-month period ended December 31
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
	(Dollars in thousands)
Fiscal 2002
Net interest income	$24,248	$169	$831	$—	$25,248
Non-interest income	8,405	6,411	2,257	(2,130)	14,943
Non-interest expenses	(16,001)	(4,810)	(2,791)	2,130	(21,472)
Provision for loan losses	(1,167)	—	—	—	(1,167)

Income before income taxes	$15,485	$1,770	$297	$—	$17,552

Total assets	$2,355,995	$6,324	$2,000	$(35,950)	$2,328,369

Fiscal 2001
Net interest income	$12,037	$195	$339	$—	$12,571
Non-interest income (charges)	(1,127)	5,059	3,565	(1,417)	6,080
Non-interest expenses	(12,594)	(3,305)	(2,816)	1,417	(17,298)
Provision for loan losses	(1,900)	—	—	—	(1,900)

Income before income taxes	$(3,584)	$1,949	$1,088	$—	$(547)

Total assets	$1,751,945	$5,458	$2,000	$(3,168)	$1,756,235

	Unaudited-Second quarter ended December 31
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
	(Dollars in thousands)
Fiscal 2002
Net interest income	$13,749	$40	$454	$—	$14,243
Non-interest income	4,271	3,694	1,263	(1,051)	8,177
Non-interest expenses	(8,164)	(2,332)	(1,545)	1,051	(10,990)
Provision for loan losses	(525)	—	—		(525)

Income before taxes	$9,331	$1,402	$172	$—	$10,905

Total assets	$2,355,995	$6,324	$2,000	$(35,950)	$2,328,369

Fiscal 2001
Net interest income	$5,766	$134	$187	$—	$6,087
Non-interest income	2,036	2,505	2,166	(733)	5,974
Non-interest expenses	(6,616)	(1,740)	(1,489)	733	(9,112)
Provision for loan losses	(500)	—	—	—	(500)

Income before taxes	$686	$899	$864	$—	$2,449

Total assets	$1,751,945	$5,458	$2,000	$(3,168)	$1,756,235

NOTE 8—RECENT ACCOUNTING DEVELOPMENTS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 became effective on December 15, 2001, and had not a material effect on the Oriental's consolidated financial statements.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(In thousands, except for per share information)

	Quarter			Six-Month Period
EARNINGS, PER SHARE AND DIVIDENDS DATA:	2001	2000	Variance %	2001	2000	Variance %
Interest income	$34,829	$28,561	21.9%	$67,774	$58,929	15.0%
Interest expense	20,586	22,474	-8.4%	42,526	46,358	-8.3%

Net interest income	14,243	6,087	134.0%	25,248	12,571	100.8%
Provision for loan losses	525	500	5.0%	1,167	1,900	-38.6%

Net interest income after provision for loan losses	13,718	5,587	145.5%	24,081	10,671	125.7%
Non-interest income	8,177	5,974	36.9%	14,943	6,080	145.8%
Non-interest expenses	(10,990)	(9,112)	20.6%	(21,472)	(17,298)	24.1%

Income (loss) before taxes	10,905	2,449	345.3%	17,552	(547)	3308.8%
Income tax (expense) benefit	(532)	269	-297.8%	(571)	1,549	-136.9%

Income before cumulative effect of change in accounting principle, net of tax	10,373	2,718	281.6%	16,981	1,002	1594.7%
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(164)	100.0%

Net income	10,373	2,718	281.6%	16,981	838	1926.4%
Less: dividends on preferred stock	(597)	(597)	—	(1,193)	(1,193)	—

Net income (loss) available to common shareholders	$9,776	$2,121	360.9%	$15,788	$(355)	4547.3%

Basic EPS before cumulative effect of change in accounting principle	$0.79	$0.17	364.7%	$1.27	$(0.02)	6450.0%

Basic EPS after cumulative effect of change in accounting principle	$0.79	$0.17	364.7%	$1.27	$(0.03)	4333.3%

Diluted EPS before cumulative effect of change in accounting principle	$0.75	$0.17	341.2%	$1.21	$(0.02)	6150.0%

Diluted EPS after cumulative effect of change in accounting principle	$0.75	$0.17	341.2%	$1.21	$(0.03)	4133.3%

Average shares and potential shares	13,004	12,699	2.4%	13,021	12,753	2.1%

Book value per common share	$7.92	$6.11	29.5%	$7.92	$6.11	29.5%

Market price at end of period	$18.60	$13.31	39.7%	$18.60	$13.31	39.7%

Dividends declared per share	$0.15	$0.15	—	$0.30	$0.30	—

Dividends declared	$3,728	$3,785	-1.5%	$3,728	$3,785	-1.5%

PERIOD END BALANCES ( as of December 31, ) AND FINANCIAL RATIOS:
Total financial assets
Trust assets managed				$1,455,466	$1,405,775	3.5%
Broker-dealer assets gathered				1,043,254	925,377	12.7%

Assets managed				2,498,720	2,331,152	7.2%
Group total assets				2,328,369	1,756,235	32.6%

				$4,827,089	$4,087,387	18.1%

Interest-earning assets
Investments and securities				$1,672,391	$1,232,418	35.7%
Loans and leases (including loans held-for-sale), net				561,882	450,631	24.7%

				$2,234,273	$1,683,049	32.7%

Interest-bearing liabilities
Deposits				$873,274	$687,310	27.1%
Repurchase agreements				1,077,683	826,299	30.4%
Other borrowings				205,000	100,000	105.0%

				$2,155,957	$1,613,609	33.6%

Stockholders' equity
Preferred equity				$33,500	$33,500	—
Common equity				98,218	76,605	28.2%

				$131,718	$110,105	19.6%

Capital Ratios:
Leverage capital				7.92%	7.56%

Total risk-based capital				22.72%	25.27%

Tier 1 risk-based capital				22.34%	24.69%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.85%	0.64%		1.57%	0.10%

Return on average common equity (ROE)	38.77%	11.80%		33.82%	-0.89%

Efficiency ratio	52.44%	74.89%		57.32%	71.81%

Expense ratio	0.85%	0.78%		0.89%	0.71%

Interest rate margin	2.73%	1.60%		2.51%	1.58%

Number of financial centers	21	19		20	19

SELECTED FINANCIAL DATA
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000*
(Dollars in thousands)

TABLE 1—FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND
CHANGES DUE TO VOLUME/RATE:

	Interest			Averate Rate			Average Balance
	2001	2000*	Variance in %	2001	2000*	Variance in BP	2001	2000*	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$67,774	$58,929	15.01%	6.73%	7.20%	-47	$2,014,300	$1,632,598	23.38%
Tax equivalent adjustment	13,661	17,000	-19.64%	1.36%	2.08%	-72	—	—	—

Interest-earning assets—tax equivalent	81,435	75,929	7.25%	8.09%	9.28%	-119	2,014,300	1,632,598	23.38%
Interest-bearing liabilities	42,526	46,358	-8.27%	4.29%	6.00%	-171	1,982,001	1,544,317	28.34%

Net interest income/spread	$38,909	$29,571	31.58%	3.80%	3.28%	52	$32,299	$88,281	-63.41%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$44,152	$36,081	22.37%	6.25%	6.86%	-61	$1,412,504	$1,052,259	34.24%
Investment management fees	(668)	—	-100.00%	-0.09%	0.00%	-9	—	—	—

Total investment securities	43,484	36,081	20.52%	6.16%	6.85%	-69	1,412,504	1,052,259	34.24%
Trading securities	1,635	1,221	33.91%	6.85%	7.93%	-108	47,768	30,793	55.13%
Money market investments	687	3,080	-77.69%	3.78%	6.08%	-230	36,367	101,303	-64.10%

	45,806	40,382	13.43%	6.12%	6.82%	-70	1,496,639	1,184,355	26.37%

Loans:
Real estate (1)	18,906	15,642	20.87%	8.11%	7.78%	33	466,297	402,153	15.95%
Consumer	1,608	1,411	13.96%	14.70%	16.72%	-202	21,873	16,882	29.56%
Financing leases (2)	8	301	-97.34%	2.21%	8.34%	-613	725	7,218	-89.96%
Commercial	1,446	1,193	21.21%	10.05%	10.85%	-80	28,766	21,990	30.81%

	21,968	18,547	18.45%	8.49%	8.28%	21	517,661	448,243	15.49%

	67,774	58,929	15.01%	6.73%	7.20%	-47	2,014,300	1,632,598	23.38%

Interest-bearing liabilities:
Deposits:
Savings and demand (3)	1,826	1,551	17.73%	2.37%	2.36%	1	154,095	131,390	17.28%
Time and IRA accounts	16,246	17,214	-5.62%	4.70%	6.18%	-148	690,867	557,280	23.97%

	18,072	18,765	-3.69%	4.28%	5.45%	-117	844,962	688,670	22.69%

Borrowings:
Repurchase agreements	14,083	24,589	-42.73%	2.99%	6.70%	-371	942,927	734,247	28.42%
Interest rate risk management	6,078	(875)	794.63%	1.29%	-0.24%	153	—		—
Financing fees	112	—	100.00%	0.02%	0.00%	2	—		—

Total repurchase agreements	20,273	23,714	-14.51%	4.30%	6.46%	-216	942,927	734,247	28.42%
FHLB funds and term notes	4,116	3,879	6.11%	4.30%	6.39%	-209	191,447	121,400	57.70%
Subordinated capital notes	65	—	100.00%	4.88%	0.00%	488	2,665	—	100.00%

	24,454	27,593	-11.38%	4.30%	6.45%	-215	1,137,039	855,647	32.89%

	42,526	46,358	-8.27%	4.29%	6.00%	-171	1,982,001	1,544,317	28.34%

Net interest income/spread	$25,248	$12,571	100.84%	2.44%	1.20%	124

Interest rate margin				2.51%	1.52%	99

Excess of interest-earning assets over interest-bearing liabilities							$32,299	$88,281	-63.41%

Interest-earning assets over interest-bearing liabilities ratio							101.63%	105.72%

C. CHANGES IN NET INTEREST INCOME DUE TO:		Volume	Rate	Total
Interest Income:
Loans (1)		$2,874	$547	$3,421
Investments		10,649	(5,225)	5,424

		13,523	(4,678)	8,845

Interest Expense:
Deposits		$4,259	(4,952)	(693)
Borrowings		9,075	(12,214)	(3,139)

		13,334	(17,166)	(3,832)

Net Interest Income		$189	$12,488	$12,677

*
Certain adjustments were made to conform figures to current quarter presentation.

(1)
—Real estate averages include loans held-for-sale.

(2)
—Discontinued on June 2000

(3)
—Excluding Managers Checks

SELECTED FINANCIAL DATA
QUARTERS ENDED DECEMBER 31, 2001 AND 2000*
(Dollars in thousands)

TABLE 1A—QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2001	2000*	Variance in %	2001	2000*	Variance in BP	2001	2001*	Variance in %
A—TAX EQUIVALENT SPREAD
Interest-earning assets	$34,829	$28,561	21.95%	6.69%	7.31%	62	$2,081,000	$1,563,313	33.11%
Tax equivalent adjustment	7,124	8,289	14.05%	1.37%	2.12%	-75	—	—	—

Interest-earning assets—tax equivalent	41,953	36,850	13.85%	8.06%	9.43%	-137	2,081,000	1,563,313	33.11%
Interest-bearing liabilities	20,586	22,474	-8.40%	4.01%	6.03%	-202	2,051,979	1,489,728	37.74%

Net interest income/spread	$21,367	$14,376	48.63%	4.05%	3.40%	65	$29,021	$73,585	-60.56%

B—NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$22,933	$17,867	28.35%	6.17%	6.90%	-73	$1,485,697	$1,036,250	43.37%
Investment management fees	(354)	—	-100.00%	-0.10%	-0.00%	-10	—	—	—

Total investment securities	22,579	17,867	26.37%	6.08%	6.90%	-82	1,485,697	1,036,250	43.37%
Trading securities	344	689	-50.07%	6.59%	8.03%	-144	20,895	34,331	-39.14%
Money market investments	232	605	-61.65%	3.19%	6.40%	-321	29,094	37,784	-23.00%

	23,155	19,161	20.84%	6.03%	6.92%	-89	1,535,686	1,108,365	38.55%

Loans:
Real estate (1)	9,998	7,972	25.41%	8.14%	7.81%	33	491,338	408,226	20.36%
Consumer	802	740	8.38%	14.68%	13.63%	105	21,848	21,714	0.62%
Financing leases (2)	4	125	-96.80%	2.38%	9.10%	-672	673	5,492	-87.75%
Commercial	870	563	54.53%	11.06%	11.54%	-48	31,455	19,516	61.18%

	11,674	9,400	24.19%	8.56%	8.26%	30	545,314	454,948	19.86%

	34,829	28,561	21.95%	6.69%	7.31%	-62	2,081,000	1,563,313	33.11%

Interest-bearing Liabilities:
Deposits:
Savings and demand (3)	958	765	25.23%	2.31%	2.34%	-3	166,243	130,838	27.06%
Time and IRA accounts	7,873	8,390	-6.16%	4.43%	6.22%	179	710,677	539,662	31.69%

	8,831	9,155	-3.54%	4.03%	5.46%	-143	876,920	670,500	30.79%

Borrowings:
Repurchase agreements	5,903	11,793	-49.94%	2.38%	6.70%	-432	993,126	704,214	41.03%
Interest rate risk management	3,840	(304)	1363.16%	1.55%	-0.17%	172			—
Financing fees	56	—	100.00%	0.02%	0.00%	2			—

Total repurchase agreements	9,799	11,489	-14.71%	3.95%	6.53%	258	993,126	704,214	41.03%
FHLB funds and term notes	1,891	1,830	3.33%	4.28%	6.36%	-208	176,602	115,014	53.55%
Subordinated Capital Notes	65	—	100.00%	4.88%	0.00%	488	5,331	—	100.00%

	11,755	13,319	-11.74%	4.00%	6.50%	-250	1,175,059	819,228	43.43%

	20,586	22,474	-8.40%	4.01%	6.03%	-202	2,051,979	1,489,728	37.74%

Net Interest income/spread	$14,243	$6,087	133.99%	2.68%	1.28%	140

Interest rate margin				2.73%	1.56%	117

Excess of interest-earning assets over interest-bearing liabilities							$29,021	$73,585	-60.56%

Interest-earning assets over interest-bearing liabilities ratio							101.41%	104.94%

Changes in net interest income due to:		Volume	Rate	Total

Interest income:
Loans		$1,866	$408	$2,274
Investments		7,393	(3,399)	3,994

		9,259	(2,991)	6,268

Interest expense:
Deposits		$2,818	(3,142)	(324)
Borrowings		5,782	(7,346)	(1,564)

		8,600	(10,488)	(1,888)

Net Interest Income		$659	$7,497	$8,156

* Certain adjustments were made to conform figures to current quarter presentation.
 (1)—Real estate averages include loans held-for-sale.
 (2)—Discontinued on June 2000
(3)—Excluding Managers Checks

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in thousands)

	Quarter			Six-Month Period
	2001	2000	Variance %	2001	2000	Variance %
TABLE 2—NON-INTEREST INCOME SUMMARY
Trust, money management, brokerage and insurance fees	$2,868	$2,676	7.2%	$5,989	$5,503	8.8%
Mortgage banking activities	1,717	2,353	-27.0%	3,088	3,904	-20.9%
Investment banking	1,146		100.0%	1,201	—	100.0%

Non-banking service revenues	5,731	5,029	14.0%	10,278	9,407	9.3%

Fees on deposit accounts	533	561	-5.0%	1,066	1,109	-3.9%
Bank service charges and commissions	441	409	7.8%	849	843	0.7%
Other operating revenues	11	68	-83.8%	17	102	-83.3%

Bank service revenues	985	1,038	-5.1%	1,932	2,054	-5.9%

Recurrent non-interest income	6,716	6,067	10.7%	12,210	11,461	6.5%

Securities net activity	2,401	510	-370.8%	2,731	(3,195)	185.5%
Trading net activity	(278)	105	-364.8%	828	92	800.0%
Derivatives activity	(766)	(721)	6.2%	(930)	(2,341)	-60.3%

Securities, derivatives and trading activities	1,357	(106)	1380.2%	2,629	(5,444)	148.3%

Leasing revenues (discontinued June 2000)	—	13	-100.0%		58	-100.0%
Gain on sale of loans	104	—	100.0%	104	5	1980.0%

Other non-recurrent non-interest income	104	13	702.4%	104	63	65.1%

Non-recurrent non-interest income	1,461	(93)	1671.3%	2,733	(5,381)	150.8%

Total non-interest income	$8,177	$5,974	36.9%	$14,943	$6,080	145.8%

TABLE 3—NON-INTEREST EXPENSES SUMMARY
Fixed compensation	$2,550	$2,669	-4.5%	$4,993	$5,364	-6.9%
Variable compensation	1,232	754	63.4%	2,461	1,434	71.6%

Compensation and benefits (1)	3,782	3,423	10.5%	7,454	6,798	9.6%

Occupancy and equipment	2,024	1,778	13.8%	3,987	3,496	14.0%
Advertising and business promotion	1,765	1,003	76.0%	2,853	1,784	59.9%
Professional and service fees	975	660	47.7%	2,007	1,165	72.3%
Communications	340	407	-16.5%	734	827	-11.2%
Municipal and other general taxes	432	488	-11.5%	866	976	-11.3%
Insurance, including deposits insurance	154	132	16.7%	278	227	22.5%
Printing, postage, stationery and supplies	184	141	30.5%	392	304	28.9%
Other operating expenses (1)	903	656	37.7%	1,391	1,245	11.7%

Other non-interest expenses	6,777	5,265	28.7%	12,508	10,024	24.8%

Recurrent non-interest expenses	10,559	8,688	21.5%	19,962	16,822	18.7%

Other non-recurrent expenses	431	424	1.7%	710	476	49.2%
Stock option cancellation	—	—	—	800	—	100.0%

Non-recurrent non-interest expenses	431	424	1.7%	1,510	476	217.2%

Total non-interest expenses	$10,990	$9,112	20.6%	$21,472	$17,298	24.1%

Recurrent non-interest income to recurrent expenses ratio	63.60%	69.83%	-8.92%	61.17%	68.13%	-10.22%

Relevant ratios and data (1):
Efficiency ratio	52.44%	74.89%		57.32%	71.81%

Expense ratio	0.85%	0.78%		0.89%	0.71%

Compensation to recurrent non-interest expenses	35.8%	39.4%		37.3%	40.4%

Variable compensation to total compensation	32.6%	22.0%		33.0%	21.1%

Compensation to total assets	0.65%	0.81%		0.64%	0.79%

Average compensation per employee	$35.0	$40.4		$35.1	$40.0

Average number of full time employees	432	339		425	340

Bank assets per average number of employees	$5,390	$6,103		$5,479	$6,103

Total work force:
Banking operations				352	288
Trust operations				26	27
Brokerage operations				14	14
Insurance operations				45	—

				437	329

(1)
Excludes non-recurring charges

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
    (Dollars in thousands)

				Six-Month Period
	Quarter
			Change in %			Change in %
	2001	2000		2001	2000
TABLE 4—ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$2,920	$6,972	-58.1%	$2,856	$6,837	-58.2%
Provision for loan losses	525	500	5.0%	1,167	1,900	-38.6%
Net credit losses—see table 6	(408)	(4,474)	-90.9%	(986)	(5,739)	-82.8%

Ending balance	$3,037	$2,998	1.3%	$3,037	$2,998	1.3%

	—			—
Selected Data and Ratios:
Outstanding loans at December 31,	$564,919	$453,629	24.5%	$564,919	$453,629	24.5%

Recoveries to net charge-off's	35.8%	11.7%	206.3%	30.4%	16.6%	83.5%

Allowance coverage ratio
Total loans				0.54%	0.66%	-18.7%

Non-performing loans				16.26%	20.07%	-19.0%

Non-real estate non-performing loans				195.05%	99.11%	96.8%

TABLE 5—NET CREDIT LOSSES STATISTICS
Real estate
Charge-offs	$—	$(35)	-100.0%	$(14)	$(35)	-60.0%
Recoveries	—	—	—	—	—	0.0%

	—	(35)	-100.0%	(14)	(35)	-60.0%

Consumer
Charge-offs	(433)	(416)	4.1%	(818)	(1,490)	-45.1%
Recoveries	89	364	-75.5%	180	671	-73.2%

	(344)	(52)	561.5%	(638)	(819)	-22.1%

Leasing
Charge-offs	(127)	(3,684)	-96.6%	(236)	(4,171)	-94.3%
Recoveries	68	170	-60.0%	159	370	-57.0%

	(59)	(3,514)	-98.3%	(77)	(3,801)	-98.0%

Commercial
Charge-offs	(24)	(211)	-88.6%	(257)	(222)	15.8%
Recoveries	49	25	96.0%	83	37	124.3%

	25	(186)	-113.4%	(174)	(185)	-5.9%

Other
Charge-offs	(52)	(721)	-92.8%	(92)	(961)	-90.4%
Recoveries	22	34	-35.3%	9	62	-85.5%

	(30)	(687)	-95.6%	(83)	(899)	-90.8%

Net credit losses
Total charge-offs	(636)	(5,067)	-87.4%	(1,417)	(6,879)	-79.4%
>Total recoveries	228	593	-61.6%	431	1,140	-62.2%

	$(408)	$(4,474)	-90.9%	$(986)	$(5,739)	-82.8%

Net credit losses to average:
Real estate	0.00%	0.03%		0.01%	0.02%

Consumer	6.30%	0.96%		5.83%	9.70%

Leasing	35.07%	255.94%		21.24%	105.32%

Commercial	-0.32%	3.81%		1.21%	1.68%

Other (1)	0.02%	0.60%		0.03%	0.40%

Total	0.30%	3.93%		0.38%	2.56%

Average loans:
Real estate	$491,338	$408,226	20.4%	$466,297	$402,153	16.0%
Consumer	21,848	21,714	0.6%	21,873	16,882	29.6%
Leasing	673	5,492	-87.7%	725	7,218	-90.0%
Commercial	31,455	19,516	61.2%	28,766	21,990	30.8%

Total	$545,314	$454,948	19.9%	$517,661	$448,243	15.5%

(1)
other credit losses to total average loans

SELECTED FINANCIAL DATA
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in thousands)

	Six-Month Period
			Change in %
	2001	2000
TABLE 6—LOAN LOSS RESERVE BREAKDOWN:
Consumer	$1,203	$1,337	-10.0%
Financing leases	197	731	-73.1%
Commercial	427	215	98.6%
Other	46	—	100.0%

Non-real estate	1,873	2,283	-18.0%
Real estate	1,164	715	62.8%

	$3,037	$2,998	1.3%

TABLE 7—NON-PERFORMING ASSETS:
Non-performing assets
Non-performing loans	$18,674	$14,936	25.0%
Foreclosed real estate	727	1,079	-32.6%
Repossessed autos	—	50	-100.0%

	$19,401	$16,065	20.8%

Non-performing loans to
Total loans	3.31%	3.29%	0.6%

Total assets	0.80%	0.85%	-5.7%

Total capital	14.18%	13.57%	4.5%

TABLE 8—NON-PERFORMING LOANS:
Non-performing loans
Consumer	$571	$723	-21.0%
Financing leases	367	1,269	-71.1%
Commercial	564	1,033	-45.4%
Other	55	—	100.0%

Non-real estate	1,557	3,025	-48.5%
Real estate	17,117	11,911	43.7%

Total	$18,674	$14,936	25.0%

Non-performing loans composition
Consumer	3.1%	4.8%	-36.8%
Financing leases	2.0%	8.5%	-76.9%
Commercial	3.0%	6.9%	-56.3%
Other	0.3%	0.0%	100.0%

Non-real estate	8.3%	20.3%	-58.8%
Real estate	91.7%	79.7%	14.9%

Total	100.0%	100.0%	0.0%

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2001, 2000 and JUNE 30, 2001
(Dollars in thousands)

	December 31, 2001	December 31, 2000	Variance %	June 30, 2001
TABLE 9—BANK ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities and CMOs	$1,540,978	$994,117	55.0%	$1,337,200
U.S. and P.R. Government securities	98,522	172,675	-42.9%	54,344
FHLB stock and other investments	32,891	65,626	-49.9%	81,164

	1,672,391	1,232,418	35.7%	1,472,708

Loans (1):
Real estate	509,460	410,119	24.2%	419,966
Consumer	21,692	22,909	-5.3%	22,717
Financing leases	592	3,866	-84.7%	827
Commercial	33,175	16,735	98.2%	25,828

	564,919	453,629	24.5%	469,338
Allowance for loan losses	(3,037)	(2,998)	1.3%	(2,856)

	561,882	450,631	24.7%	466,482

Total interest-earning assets	2,234,273	1,683,049	32.7%	1,939,190
Non-interest earning assets	94,096	73,186	28.6%	98,395

Total assets	$2,328,369	$1,756,235	32.6%	$2,037,585

Investments portfolio composition:
Mortgage-backed securities and CMOs	92.1%	80.7%		90.8%
U.S. and P.R. Government securities	5.9%	14.0%		3.7%
FHLB stock and other investments	2.0%	5.3%		5.5%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real Estate	90.2%	90.4%		89.5%
Consumer	3.8%	5.1%		4.8%
Financing leases	0.1%	0.9%		0.2%
Commercial	5.9%	3.7%		5.5%

	100.0%	100.0%		100.0%

(1)
Includes loans held for sale.
TABLE 10—LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Savings and demand deposits	$192,696	$137,256	40.4%	$151,553
Time deposits and IRA accounts	680,578	550,054	23.7%	661,701

	873,274	687,310	27.1%	813,254
Accrued interest	2,132	2,644	-19.4%	2,284

	875,406	689,954	26.9%	815,538

Borrowings:
Repurchase agreements	1,077,683	826,299	30.4%	915,471
FHLB funds	155,000	20,000	675.0%	105,000
Subordinated Capital Notes	35,000	—	100.0%	—
Term notes and other sources of funds	15,000	80,000	-81.3%	60,000

	1,282,683	926,299	38.5%	1,080,471

Total interest-bearing liabilities	2,158,089	1,616,253	33.5%	1,896,009
Non interest-bearing liabilities	38,562	29,877	29.1%	28,086

Total liabilities	$2,196,651	$1,646,130	33.4%	$1,924,095

Deposits portfolio composition:
Savings and demand deposits	22.0%	19.9%		18.6%
Time deposits and IRA accounts	77.7%	79.7%		81.1%
Accrued Interest	0.3%	0.4%		0.3%

	100.0%	100.0%		100.0%

Borrowings portfolio composition:
Repurchase agreements	84.0%	89.2%		84.7%
FHLB funds	12.1%	2.2%		9.7%
Subordinated Capital Notes	2.7%	0.0%		0.0%
Term notes and other sources of funds	1.2%	8.6%		5.6%

	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2001, 2000 and JUNE 30, 2001
(Dollars in thousands)

	December 31, 2001	December 31, 2000	Variance %	June 30, 2001
TABLE 11—CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders' equity	$131,718	$110,105	19.6%	$113,490

Leverage Capital (minimum required—4.00%)	7.92%	7.56%	4.8%	6.68%

Total Risk-Based Capital (minimum required—8.00%)	22.72%	25.27%	-10.1%	19.96%

Tier 1 Risk-Based capital (minimum required—4.00%)	22.34%	24.69%	-9.5%	19.53%

Stock data:
Outstanding common shares, net of treasury	12,407	12,536	-1.0%	12,506

Book value	$7.92	$6.11	29.5%	$6.40

Market Price at end of period	$18.60	$13.31	39.7%	$19.00

Market capitalization	$230,767	$166,894	38.3%	$237,620

Common dividend data:
Dividends declared	$3,728	$3,785	-1.5%	$7,534

Dividends declared per share	$0.30	$0.30	0.0%	$0.60

Payout ratio	23.61%	-1066.20%	102.2%	123.87%

Dividend yield	3.14%	4.75%	-33.9%	5.92%

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods. Common stock prices were adjusted to give retroactive effect to the stock splits declared on the Group's common stock.

	Price
			Dividend Per share
	High	Low
Fiscal 2002:
December 31, 2001	$20.80	$17.90	$0.150

September 30, 2001	$21.85	$16.80	$0.150

Fiscal 2001:
June 30, 2001	$19.00	$12.85	$0.150

March 31, 2001	$14.81	$12.75	$0.150

December 31, 2000	$15.06	$11.00	$0.150

September 30, 2000	$15.50	$11.68	$0.150

Fiscal 2000:
June 30, 2000	$19.31	$13.18	$0.150

March 31, 2000	$26.00	$17.75	$0.150

December 30, 1999	$23.87	$19.69	$0.150

September 30, 1999	$28.00	$21.50	$0.150

TABLE 12—FINANCIAL ASSETS SUMMARY
	December 31, 2001	December 31, 2000	Variance %	June 30, 2001
Financial assets:
Trust assets managed	$1,455,466	$1,405,775	3.5%	$1,444,534
Assets gathered by broker-dealer	1,043,254	925,377	12.7%	1,002,253

Managed assets	2,498,720	2,331,152	7.2%	2,446,787
Group assets	2,328,369	1,756,235	32.6%	2,037,585

	$4,827,089	$4,087,387	18.1%	$4,484,372

OVERVIEW OF FINANCIAL PERFORMANCE

        Net income for the quarter ended December 31, 2001, was $10.4 million ($0.75 diluted per share), an increase of 282% compared with net income of $2.7 million ($0.17 diluted per share) reported in the quarter ended December 31, 2000. For the first six months of fiscal 2002 ended December 31, 2001, net income was $17 million, an increase of 1,926% compared with the $838,000 reported for the same period of previous fiscal year 2001.

        Return on common equity (ROE) was 38.8% for the quarter ended December 31, 2001 a significant increase from the 11.8% reported in the second quarter of fiscal 2001 ended December 31, 2000. Return on assets (ROA) was 1.85% for second quarter of fiscal 2002 versus a 0.64% reported for the second quarter of previous fiscal 2001.

        Interest rate cuts made by the Federal Reserve during calendar year 2001 combined with management's emphasis on secured lending facilitated improvements in the Group's performance. For the quarter ended December 31, 2001 net interest income increased 134.0%, to $14.2 million, compared with $6.1 million registered in the quarter ended December 31, 2000.

        Interest income increased 21.9%, from $28.6 million in the quarter ended December 31, 2000, to $34.8 million in the quarter ended December 31, 2001. On the other hand, interest expense declined 8.4%, from $22.5 million for the quarter ended December 31, 2000, to $20.6 million for the quarter ended December 31, 2001, as a result of interest rate reductions. The quarterly provision for loan losses increased slightly, from $500,000 for the December 2000 quarter to $525,000 for the December 2001 quarter, reflecting the benefits of management's strategy to focus on secured lending.

        Management's emphasis on operations that generate fees continued to strengthen the Group's earnings outlook, as brokerage, investment banking, trust and insurance revenues grew 50.0%, from $2.7 million in the December 2000 quarter to $4.0 million this past December quarter.

        Revenues from mortgage-banking activities decreased 27%, from $2.4 million for the December 2000 quarter to $1.7 million for the December 2001 quarter. Although mortgage production increased 61 percent, from $69.6 million for the quarter ended December 31, 2000, to $112 million for the quarter ended December 31, 2001, revenues decreased because of management's current strategy to maintain a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans.

        Non-interest expenses (excluding non-operating charges) increased 21.5% from $8.7 million for the quarter ended December 31, 2000, to $10.6 million for the quarter ended December 31, 2001. The increase is attributable to the Group's new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investments in technology, professional fees for consulting engagements related to new services, and increased variable compensation for increased insurance and mortgage services.

        During the quarter ended September 30, 2001, the Group recognized a non-cash, non-operating expense of $799,000, with a corresponding offsetting charge against additional paid-in capital, related to the cancellation by the Board of Directors of approximately 211,500 non-vested stock options granted to its directors, officers and employees during calendar years 1999 and 1998.

        Total financial assets (including assets managed by the trust department and broker-dealer subsidiary) increased 18.1% to a record $4.827 billion as of December 31, 2001, compared to $4.087 billion as of December 31, 2000. Assets managed by the Group's trust department and broker-dealer subsidiary increased 7.2% year-to-year to $2.499 billion from $2.331 billion. The Group's bank assets increased a robust 32.6%, reaching $2.328 billion as of December 31, 2001 versus $1.756 billion as of December 31, 2000.

        On the liability side, deposits increased 26.9% from $690 million at December 31, 2000, to $875 million at December 31, 2001, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

        Finally, the Group continued its program for repurchasing its common stock, reacquiring 125,492 shares during the six month period ended December 31, 2001 for an approximated cost of $2.4 million. Stockholders' equity as of December 31, 2001 was $131.7 million, increasing 19.6 percent from $110.1 million as of December 31, 2000. This increase mainly reflects the impacts of net income, net of dividend declared and of the mark-to-market valuation required by Statement of Financial Accounting Standards No. 115 related to investments available-for-sale.

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

        For the second quarter of fiscal 2002, the Group's net interest income amounted to $14.2 million, up 134% from $6.1 million in the same period of fiscal 2001. This increase was mainly due to a positive rate variance of $7.5 million caused by a significantly lower cost of funds, particularly of repurchase agreements (2.38% for the quarter ended on December 31, 2001 compared to 6.70% for the same period of fiscal 2001) that stems from the impact of the Federal Reserve interest rate drop. For the six-month period ended December 31, 2001, net interest income amounted to $25.2 million, up 101% from $12.6 million for the six-month period ended December 31, 2000. This increase was primarily due to a positive rate variance of $12.5 million that also resulted from the impact of the Federal Reserve interest rate drop resulting in a lower average cost of funds (4.29% for the six-month periods ended on December 31, 2001 versus 6.00% in the same period of fiscal 2001), combined with a positive growth of the investment and loan portfolios.

        Interest rate spread increased 140 basis points during the second quarter of fiscal 2002, to 2.68% from 1.28% in the second quarter of fiscal 2001. For the six-month period ended December 31, 2001, the interest rate spread rose 124 basis points (to 2.44%) when compared with the same period of fiscal 2001 (1.20%). These increase were mainly due to: (1) a decrease in the average cost of funds; and (2) a higher yield on secured mortgage loans. Tables 1 and 1A analyze the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

        The Group's interest income for the second quarter of fiscal 2002 totaled $34.8 million, up 21.9% from $28.6 million posted in the same period of fiscal 2001. This increase is attributable to a larger volume of average interest—earnings assets ($2.081 billion in fiscal 2002 versus $1.563 billion in fiscal 2001). For the six-month periods ended December 31, interest income increased 15.0% from $58.9 million reported in fiscal 2001 to $67.8 million reported in fiscal 2002. The increase in interest income results from a larger volume of average interest-earning assets ($2.014 billion in fiscal 2002 versus $1.633 billion in fiscal 2001) tempered by a decline in their yield performance (6.73% in fiscal 2002 versus 7.20% in fiscal 2001).

        Most of the increase in interest-earning assets was mainly on the investment portfolio and real estate loans. For the second quarter of fiscal 2002, the average volume of total investments grew by 38.55% ($1.536 billion in fiscal 2002 versus $1.108 million in fiscal 2001) when compared to the same period a year earlier. The average volume of real estate loans grew by 20.36% from $408.2 million to $491.3 million in fiscal 2002 and 2001, respectively. Likewise, the average volume of total investments grew by 26.4% in fiscal 2002 when compared with the same period in fiscal 2001 ($1.496 billion in fiscal 2002 versus $1.184 billion in fiscal 2001). This increase was concentrated in mortgage-backed securities as Oriental continued converting residential real estate loans sold in the secondary market into tax-advantaged mortgage-backed securities.

        For the second quarter of fiscal 2002, the average yield on interest-earning assets was 6.69%, 62 basis points lower than the 7.31% reported in the same period of fiscal 2001. Likewise, the average yield on interest-earning assets was 6.73%, 47 basis points lower than the 7.20% in fiscal 2001 when comparing both six-month periods ended in December. The quarterly and six-month period yield dilution experienced was mainly related to: (i) the strong expansion of Group's investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) partially offset by an increase on the yield of the loan portfolio (8.56% and 8.49% for the quarter and six-month periods ended December 31, 2001, versus 8.26% and 8.28% respectively for the same periods in fiscal 2001).

        Interest expense for the second quarter and six-month periods of fiscal 2002 narrowed 8.4% and 8.3% respectively (to $20.6 million and $42.5 million in fiscal 2002, from $22.5 million and $46.4 million in fiscal 2001). A lower average cost of funds (4.01% and 4.29% for the second quarter and six-month periods ended December 31, 2001 versus 6.03% and 6.00% for the same periods in fiscal 2001, respectively), drove the decreases. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group's investment portfolio, drove an increase in average interest-bearing liabilities. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rates.

        The cost of short-term financing has substantially decreased since lately fiscal 2001. For the second quarter ended December 31, 2001, the cost of borrowings decreased 250 basis points (4.0% in fiscal 2002 from 6.50% in fiscal 2001). This funding category experience its larger cost reduction of 258 basis point in repurchases agreements, 3.95% for quarter ended December 2001 versus 6.53% for the same quarter of fiscal 2001. Equally, the year to date cost decrease is mainly due to a lower average cost of repurchases agreements, that drop 216 basis points, from 6.46% for the six-month period of fiscal 2001 to 4.30% for the same period of fiscal 2002.

Non-Interest Income

        As a diversified financial services provider (see Table 2), the Group's earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets and investment banking activities by the broker-dealer subsidiary, the level of mortgage banking activities, fees generated from loans and deposit accounts and insurance (See Table 2).

        Recurrent non-interest income rose 10.7% to $6.7 million in the second quarter of fiscal 2002, compared to $6.1 million in the second quarter of fiscal 2001. For the six-month period, the increase was 6.5% (to $12.2 million in fiscal 2002 from $11.5 million in fiscal 2001) when compared to the same period in fiscal 2001.

        Trust, money management, brokerage, investment banking, and insurance fees, the principal components of recurrent non-interest income, continued an excellent growth pattern during the second quarter of fiscal 2002, rising 48.1% to $4.0 million from $2.7 million in the second quarter of fiscal 2001. The larger volume of accounts and assets managed by both the Group's trust department and the broker-dealer subsidiary triggered this growth along with the results of the new investment banking division's earnings of $1.1 million for this quarter (See table 2). For the six-month period ended December 31, 2001 and 2000, these revenues were $7.2 million and $5.5 million, respectively.

        The second largest component of non-interest revenues is mortgage-banking activities, which decreased 27%, to $1.7 million in the quarter ended December 31, 2001 from $2.4 million reported for the same period of fiscal 2001. When comparing six-month periods ended in December 2001 and 2000, mortgage-banking activities decreased 21% from $3.9 million, to $3.1 million. This decrease reflects a lower volume of loans sold. Although mortgage production increase 61%, from $69.6 million for the quarter ended December 31, 2000, to $112 million for the quarter ended December 31, 2001, mortgage banking revenues decreased because of management's current strategy to retain a larger portion of its production in the loan portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale.

        Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services. These revenues totaled $985,000 in the second quarter of fiscal 2002, a 5.1% decrease versus $1.0 million reported in the same period of fiscal 2001. This decrease is mainly due to fewer revenues from deposits fees, $533,000 for current quarter versus $561,000 for same period of fiscal 2001. When comparing both six-month periods, these revenues dropped 5.9% to $1.9 million in fiscal 2002 against $2.1 million reported in fiscal 2001.

        As shown in Table 2, the second quarter of fiscal 2002, reflect a gain of $2.4 million on sale of securities available for sale compared to the $510,000 posted in the second quarter of fiscal 2001.

        The six-month period of fiscal 2002, reflect a gain of $2.7 million on sale of securities compared to a loss of $3.2 million in the fiscal 2001 period. Securities gain and losses are dependable on market changing conditions.

        Derivative activities unrealized losses amounted to $766,000 and $930,000 for the quarter and six-month periods ended December 31, 2001, respectively; and $721,000 and $2.3 million for the quarter and six-month periods ended December 31, 2000, respectively, relate to the mark-to-market of certain derivatives activities (See Note 6 to the unaudited Consolidated Financial Statements).

Non-Interest Expenses

        As shown in Table 3, recurrent non-interest expenses for the second quarter of fiscal 2002 increased 21.5%, to $10.6 million from $8.7 million in the comparable period of fiscal 2001. For the six-month period, the increase was 18.7%, to $20.0 million compared to $16.8 million in the same period in fiscal 2001. The increase on non-interest expenses reflects the impact of the Group's restructuring strategy in advertising and business promotion which includes the opening of new and the remodeling of financial centers, and the cost of outsourcing of certain internal procedures to provide new and better services to our customers. In addition, professional expenses have doubled normal trends due to additional charges relating to an evaluation of the Group's operations.

        Employee compensation and benefits is the Group's largest non-interest expense category. For the quarter ended December 31, 2001, it increased 10.5%, to $3.8 million versus $3.4 million reported in the same period of fiscal 2001 reflecting an expansion of the work force (see Table 3) and increasing variable compensation (Commissions) due to higher volume of business and related incentives. Refer to Table 3 for more selected data regarding employee compensation and benefits.

        Other non-recurrent expenses are mainly related to litigation and settlement of legal cases, primarily litigation against fidelity bond carrier (See Part-2, item 1. Legal Proceedings).

Provision for Loan Losses

        The provision for loan losses in the second quarter of fiscal 2002 totaled $525,000, in line with the $500,000 reported in the same period of fiscal 2001. For the six-month period ended December 31, 2001, the provision for loan losses declined 38.6% from $1.9 million in the same period for fiscal 2001, to $1.2 million in fiscal 2002. The decline was in response to the lower level of net credit losses. The reduction in credit losses reflects the sale of the unsecured personal loans and lease portfolios on June 30, 2000, as previously reported. Please refer to the allowance for loan losses and non-performing assets section on Table 4 to Table 8 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Provision (Credit) for Income Taxes

        The Group recognized a provision for income tax of $532,000 and $571,000 in the second quarter and six-month periods ended December 31, 2001 compared to a credit of $269,000 and $1.5 million for the same periods of fiscal 2001. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. The tax benefit recognized in the fiscal 2001 quarter and six-month periods mainly resulted from non-operating activities.

FINANCIAL CONDITION

Group's Assets

        At December 31, 2001, the Group's total assets amounted to $2.328 billion, an increase of 32.6% when compared to $1.756 billion a year ago. At the same date, interest-earning assets reached $2.234 billion, up 32.7% versus $1.683 billion a year earlier.

        As detailed in Table 9, investments are Oriental's largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO's and P. R. Government municipal bonds. At December 31, 2001, the Group's investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group's effective tax rate. See Note 2 to the Consolidated Financial Statements for further explanation of the Group's investments.

        A strong growth in mortgage-backed securities and CMO's drove the investment portfolio expansion. They increased 55% to $1.541 billion (92.1% of the total investment portfolio) from $994.1 million (80.7% of the total investment portfolio) the year before, as Oriental continued its strategy of pooling residential real estate loans into mortgage-backed securities.

        At December 31, 2001, Oriental's loan portfolio, the second largest category of the Group's interest-earning assets, amounted to $561.9 million, 24.7% higher than the $450.6 million a year ago. Late in the second quarter of fiscal 2001, the Group's loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 9 and Note 3 to the unaudited Consolidated Financial Statements presents the Group's loan portfolio composition and mix at the end of the periods analyzed.

        The Group's real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. As shown in Table 9, the real estate loans portfolio amounted to $509.4 million or 90.2% of the loan portfolio as of December 31, 2001, compared with a 90.4% share at December 31, 2000, in line with the Group's lending strategy of concentrate on collateralized originations, primarily mortgage loans and personal loans with mortgage collateral, as mentioned before.

        The second largest component of the Group's loan portfolio is commercial loans, most of which collateralized by real estate. At December 31, 2001, the commercial loan portfolio totaled $33.2 million (5.9% of the Group's loan portfolio). The consumer loan portfolio totaled $21.7 million (3.8% of the loan portfolio). The Group discontinued lease originations on June 30, 2000 and sold it portfolio as previously reported.

Liabilities and Funding Sources

        As shown in Table 10, at December 31, 2001, Oriental's total liabilities reached $2.197 billion, 33.4% higher than the $1.646 billion reported a year earlier. Interest-bearing liabilities, the Group's funding sources, amounted to $2.158 billion at the end of the second quarter of fiscal 2002 versus $1.616 billion the year before, a 33.5% increase. The rise in repurchase agreements and FHLB funds to fund the expansion of the investment portfolio drove this growth along with an increase in saving, demand, time and IRA accounts.

        Borrowings are Oriental's largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital note, and lines of credit. At December 31, 2001, they amounted to $1.283 billion, 38.5% higher than the $926.3 million a year ago, mainly in repurchase agreements, FHLB funds and the assumption of a subordinated capital note (see Note 5 to the unaudited Consolidated Financial Statements). This increase reflects the funding required to maintain the Group's investment portfolio growth as previously mentioned.

        The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group's mortgages and investment securities. Table 10 presents the composition of the Group's other borrowings at the end of the periods analyzed.

        At December 31, 2001, deposits, the second largest category of the Group's interest-bearing liabilities and a cost-effective source of funding, reached $875.4 million, up 26.9% versus the $690.0 million a year ago. A $130.5 million or 23.7% increase in time deposits and IRA accounts realized most of the growth. In addition, a $55.4 million or 40.4% increase in demand and savings deposits contributed to this growth. Table 10 presents the composition of the Group's deposits at the end of the periods analyzed.

Stockholders' Equity

        At December 31, 2001, Oriental's total stockholders' equity was $131.7 million, a 19.6% increase from $110.1 million a year ago. In addition to earnings from operations (See "Overview of Financial Performance"), this rise reflects an increase on the unrealized gain of investment securities available for sale partially offset for the impact of FAS 133 derivatives activities. For more of the Group's stockholders' equity activity, refer to the Unaudited Consolidated Statement of Changes in Stockholders' Equity and of Comprehensive Income (loss) included in Table 11 and as part of the unaudited Consolidated Financial Statements.

        During the six-month period ended December 31, 2001, the Group repurchased 125,492 common shares bringing to 1,504,191 shares (with a cost of $2.4 million) the number of shares held by the Group's treasury. The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2001, the Group's market value for its outstanding stock was $230.8 million ($18.60 per share).

        During the six-month period ended December 31, 2001, the Group declared dividends, on its common stock amounting to $3.7 million ($0.30 per share). Dividend yield was 3.14% and 4.75%, for fiscal 2002 and 2001 respectively.

        Financial holding companies are considered well capitalized under the regulatory framework for prompt corrective action if they meet or exceed a Tier I risk-based capital ratio of 6 percent, a total risk-based capital ratio of 10 percent and a leverage capital ratio of 5 percent. As shown in Table 12, the Group comfortably exceeds these benchmarks due to the high level of capital and subordinated capital notes and the quality and conservative nature of its assets.

Group's Financial Assets

        Table 12 shows, the Group's total financial assets include the Group's assets and assets managed by the trust and brokerage business. At December 31, 2001, they reached $4.827 billion—up 18.1% from $4.087 billion a year ago. The Group's financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group's banking subsidiary. For more on this financial asset component, refer to Group's Assets under Financial Condition.

        Oriental's second largest financial assets component is assets managed by the trust. The Group's trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At December 31, 2001, total assets managed by the Group's trust amounted to $1.455 billion, 3.5% higher than the $1.406 billion a year ago. This increase was mainly fueled by the market value recovery after September 11, 2001 market disruption caused by the terrorist attack.

        The other financial asset component is assets gathered by the broker-dealer. The Group's broker-dealer subsidiary offers a wide array of investment alternatives to its client's base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 2001, total assets gathered by the broker-dealer from its customer investment accounts reached $1.043 billion, up 12.7% from $925.4 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

        At December 31, 2001, the Group's allowance for loan losses amounted to $3.0 million (.54% of total loans) versus $2.9 million (0.66% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. Oriental's allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

        Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of accounting principles generally accepted in the United States ("GAAP") and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group's control, such as factors affecting general economic conditions.

        Net credit losses for the second quarter of fiscal 2002, totaled $408,000 (.30% of average loans), a 91% significant decrease when compared to $4.5 million (3.93% of average loans) reported in the same period of fiscal 2001. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases net credit losses as a result of the sale of both unsecured and leasing loan portfolios, as previously discussed. Tables 5 through 7 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

        The Group's non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 8). At December 31 2001, the Group's non-performing assets totaled $19.4 million (.83% of total assets) versus $16.1 million (0.91% of total assets) at the same date of previous fiscal year 2001. The increase was principally due to a higher level of non-performing loans; mainly to non-performing secured mortgage loans.

        At December 31, 2001, the allowance for loan losses to non-performing loans coverage ratio was 16.3%. Excluding the lesser-risk real estate loans, the ratio is much higher, 195%. Detailed information concerning each of the items that comprise non-performing assets follows:

  •
  Real estate loans—are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At December 31, 2001, the Group's non-performing real estate loans totaled $17.1 million (91.7% of the Group's non-performing loans). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

  •
  Commercial business loans—are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At December 31, 2001, the Group's non-performing commercial business loans amounted to $564,000 (3.0% of the Group's non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

  •
  Finance leases—are placed on non-accrual status when they become 90 days past due. At December 31, 2001, the Group's non-performing financing leases portfolio amounted to $367,000 (2.0% of the Group's total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

  •
  Consumer loans—are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At December 31, 2001, the Group's non-performing consumer loans amounted to $571,000 (3.1% of the Group's total non-performing loans).

  •
  Foreclosed real estate—is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At December 31, 2001, foreclosed real estate balance was $727,000.

  •
  Other repossessed assets—are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses. At December 31, 2001, there are no other repossessed properties on hand.

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

        The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term reprising liabilities. As a result, the Group uses interest rate swaps and caps as a hedging mechanism to offset said mismatch and control exposures of interest rate risk. Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group. Interest rate caps provide protection against increases in interest rates above cap rates.

        The Group is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at December 31, 2001 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and

(2) all scheduled reprising, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

Change in Interest rate	Expected NII (1)	Amount Change	Percent Change
	(In thousands)
Base Scenario
Flat	$69,448	$—	—%
+ 200 Basis points	62,571	(6,877)	(9.90%)
-200 Basis points	73,091	3,643	5.25%

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

        At December 31, 2001, the Group's liquidity was deemed appropriate. At such date the Group's liquid assets amounted to $1.463 billion, this includes $24.4 million available from unused lines of credit with other financial institutions and $37.2 million of borrowing potential with the FHLB. The Group's liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS—NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Group's Annual Meeting of Stockholders was held on October 23, 2001. A quorum was obtained with 10,893,408 votes represented in person or by proxy, which represented approximately

87% of all votes eligible to be cast at the meeting. Two directors of the Group, Emilio Rodriguez, Jr. and Alberto Richa Angelini, were reelected for additional three-year terms. The results of the voting are as follows:

Nominees for Three-Year Terms	Votes For	Votes Withheld
Emilio Rodríguez, Jr.	10,868,298	25,110
Alberto Richa Angelini	10,868,298	25,110

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A—EXHIBITS

        None

B—REPORTS ON FORM 8-K

        The Group filed a report on Form 8-K related to the issuance of trust-preferred securities by a wholly owned business trust subsidiary of the Group:

  (1)
  Date of report: December 19, 2001; filed on January 4, 2002, disclosing the issuance of trust-preferred securities.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ JOSE E. FERNANDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: February 14, 2002
By:	/s/ RAFAEL VALLADARES Rafael Valladares Senior Vice President—Principal Financial Officer	Dated: February 14, 2002

QuickLinks

PART 1—FINANCIAL INFORMATION Item 1—Financial Statements
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Item—3
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART—2 OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS—NONE
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION—NONE
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures