Form 10-Q
period 2002-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2002-05-15
CIK 1030469

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

Commission File No. 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:

1000 San Roberto Street
Professional Office Park, S.E.
Río Piedras, Puerto Rico 00926
Telephone Number: (787) 771-6800

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

15,244,576 common shares ($1.00 par value per share)

outstanding as of March 31, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     ☒        No     ☐.

TABLE OF CONTENTS

PART - 1	FINANCIAL INFORMATION:

Item - 1	Financial Statements

Unaudited consolidated statements of financial condition at March 31, 2002 and June 30, 2001.

Unaudited consolidated statements of income for the quarter and nine-month periods ended March 31, 2002 and 2001.

Unaudited consolidated statements of changes in stockholders’ equity for the nine-month periods ended March 31, 2002 and 2001.

Unaudited consolidated statements of comprehensive income (loss) for the quarter and nine-month periods ended March 31, 2002 and 2001.

Unaudited consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001.

Notes to unaudited consolidated financial statements

Item - 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item - 3	Quantitative and Qualitative Disclosures about Market Risk

PART - 2	OTHER INFORMATION:

Item - 1	Legal Proceedings

Item - 2	Change in Securities and Use of Proceeds

Item - 3	Defaults upon Senior Securities

Item - 4	Submissions of Matters to a Vote of Security Holders

Item - 5

Other Information

Item - 6

Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2002 AND JUNE 30, 2001

(In thousands, except shares information)

	(Unaudited)
	March 31, 2002	June 30, 2001
ASSETS

Cash and due from banks	$5,442	$8,220

Investments:
Money market investments	24,000	21,667
Time deposits with other banks	21,699	42,124
Total short term investments	45,699	63,791
Trading securities that cannot be repledged, at fair value	61,427	76,760
Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,571,124	920,320
Other investment securities	15,898	396,565
Total investment securities available-for-sale	1,587,022	1,316,885
Federal Home Loan Bank (FHLB) stock, at cost	17,320	15,272
Total investments	1,711,468	1,472,708

Loans:
Loans held-for-sale, at lower of cost or market	18,657	23,570
Loans receivable, net of allowance for loan losses of $3,048, March 31, 2002 and $2,856, June 30, 2001	544,057	442,912
Total loans, net	562,714	466,482

Investments in equity options	20,641	26,973
Accrued interest receivable	16,609	16,646
Foreclosed real estate, net	548	847
Premises and equipment, net	22,590	20,936
Other assets, net	23,819	24,773

Total assets	$2,363,831	$2,037,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Savings and demand	$175,126	$151,553
Time and IRA accounts	653,298	661,701
	828,424	813,254
Accrued interest	2,072	2,284
Total deposits	830,496	815,538

Borrowings:
Securities sold under agreements to repurchase	1,102,184	915,471
Advances from FHLB	205,000	105,000
Subordinated capital notes	35,000	—
Term notes	15,000	60,000
Total borrowings	1,357,184	1,080,471

Accrued expenses and other liabilities	35,750	28,086

Total liabilities	2,223,430	1,924,095

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500

Common stock, $1 par value; 20,000,000 shares authorized; 15,244,576 shares issued (June 30, 2001 - 13,885,468 shares)	15,245	13,885
Additional paid-in capital	52,071	26,004
Legal surplus	14,805	12,118
Retained earnings	68,788	76,818
Treasury stock, at cost, 1,514,191 shares (June 30, 2001 - 1,378,699 shares)	(33,263)	(30,651)

Accumulated other comprehensive loss, net of tax expense of $699 (June 30, 2001 - $280 tax benefit)	(10,745)	(18,184)
Total stockholders’ equity	140,401	113,490

Total liabilities and stockholders’ equity	$2,363,831	$2,037,585

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(In thousands, except shares information)

	Quarter Period		Nine-Month Period
	2002	2001	2002	2001
Interest income:
Loans and leases	$11,961	$10,073	$33,929	$28,620
Mortgage-backed securities	23,869	16,969	67,757	47,450
Investment securities	833	2,007	2,064	8,828
Short term investments	126	864	813	3,944
Total interest income	36,789	29,913	104,563	88,842

Interest expense:
Deposits	7,585	9,015	25,657	27,780
Securities sold under agreements to repurchase	9,685	12,818	29,957	36,532
Subordinated capital notes	523	—	588	—
Other borrowed funds	2,031	1,498	6,146	5,377
Total interest expense	19,824	23,331	62,348	69,689

Net interest income	16,965	6,582	42,215	19,153
Provision for loan losses	525	506	1,692	2,406
Net interest income after provision for loan losses	16,440	6,076	40,523	16,747

Non-interest income (losses):
Trust, money management, brokerage and insurance fees	3,769	2,855	10,958	8,358
Mortgage banking activities	1,642	2,681	4,729	6,585
Gain on sale of loans	—	—	104	5
Banking service revenues	1,195	1,155	3,127	3,267
Net gain (loss) on:
Sale of securities available-for-sale	561	1,370	3,291	(1,825)
Derivatives activities	671	(667)	(259)	(3,007)
Trading securities	(444)	141	384	234
Total non-interest income, net	7,394	7,535	22,334	13,617

Non-interest expenses:
Compensation and benefits	4,411	3,703	12,665	10,502
Occupancy and equipment	2,054	1,819	6,041	5,315
Advertising and business promotion	2,184	1,157	5,037	2,941
Professional and service fees	2,189	936	5,065	2,577
Communications	310	387	1,044	1,214
Taxes other than on income	433	487	1,299	1,463
Insurance, including deposit insurance	146	124	424	351
Printing, postage, stationery and supplies	181	165	574	469
Other	1,028	663	2,259	1,910
Total non-interest expenses	12,936	9,441	34,408	26,742

Income before income taxes	10,898	4,170	28,449	3,622
Income tax (expense) benefit	(471)	353	(1,042)	1,902
Income before cumulative effect of change in accounting principles, net of tax	10,427	4,523	27,407	5,524
Cumulative effect of change in accounting principle, net of tax	—	—	—	(164)
Net income	10,427	4,523	27,407	5,360
Less: Dividends on preferred stock	(597)	(597)	(1,790)	(1,790)
Net income available to common shareholders	$9,830	$3,926	$25,617	$3,570

Income per common share:
Basic before cumulative effect of change in accounting principle	$0.72	$0.28	$1.87	$0.27
Basic after cumulative effect of change in accounting principle	$0.72	$0.28	$1.87	$0.26

Diluted before cumulative effect of change in accounting principle	$0.69	$0.28	$1.79	$0.27
Diluted after cumulative effect of change in accounting principle	$0.69	$0.28	$1.79	$0.25

Average common shares outstanding	13,700	13,765	13,697	13,829
Average potential common share-options	614	288	623	208
	14,314	14,053	14,320	14,037

Cash dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(In thousands)

	Nine-Month Period
	2002	2001
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of period	$33,500	$33,500
Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	13,885	13,805
Stock options exercised	111	7
Stock dividend declared	1,249	—
Balance at end of period	15,245	13,812

Additional paid-in capital:
Balance at beginning of period	26,004	23,786
Stock options exercised	905	38
Stock options cancelled	1,054	—
Stock dividend declared	24,108	—
Balance at end of period	52,071	23,824

Legal surplus:
Balance at beginning of period	12,118	10,578
Transfer from retained earnings	2,687	106
Balance at end of period	14,805	10,684

Retained earnings:
Balance at beginning of period	76,818	79,809
Net income	27,407	5,360
Cash dividends declared on common stock	(5,603)	(5,658)
Stock dividends declared on common stock	(25,357)	—
Cash dividends declared on preferred stock	(1,790)	(1,790)
Transfer to legal surplus	(2,687)	(106)
Balance at end of period	68,788	77,615

Treasury stock:
Balance at beginning of period	(30,651)	(27,116)
Stock purchased	(2,612)	(2,794)
Balance at end of period	(33,263)	(29,910)

Accumulated other comprehensive loss, net of deferred tax:
Balance at beginning of period	(18,184)	(16,493)
Other comprehensive income, net of taxes	7,439	5,549
Balance at end of period	(10,745)	(10,944)

Total stockholders’ equity	$140,401	$118,581

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(In thousands)

	Quarter Period		Nine-Month Period
	2002	2001	2002	2001
COMPREHENSIVE INCOME:
Net income:	$10,427	$4,523	$27,407	$5,360

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities arising during the period	(5,391)	13,584	12,227	47,390
Realized (gain) loss on securities included in net income	(561)	(1,370)	(3,291)	1,825
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	5,770	(4,686)	(1,459)	(14,876)
Amount reclassified into earnings during the period related to transition adjustment	90	95	661	283
Income tax credit (expense) related to items of other comprehensive (income) loss	297	(495)	(699)	(1,906)
	205	7,128	7,439	32,716
Cumulative effect of change in accounting principle, net of tax	—	—	—	(27,167)
Other comprehensive income for the period	205	7,128	7,439	5,549

Comprehensive income	$10,632	$11,651	$34,846	$10,909

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(In thousands)

	2002	2001
Cash flows from operating activities:
Net income	$27,407	$5,360
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(1,047)	(418)
Amortization of premiums and accretion of discounts on investment securities	1,412	(256)
Depreciation and amortization of premises and equipment	3,280	3,240
Deferred tax provision (credit)	(772)	127
Provision for loan losses	1,692	2,406
Loss (gain) on sale of securities available-for-sale	(3,291)	1,825
Gain on sale of loans	(104)	(5)
Net loss on derivatives activities	259	3,007
Mortgage banking activities	(4,729)	(6,585)
Originations of loans held-for-sale	(141,065)	(77,229)
Proceeds from sale of loans held-for-sale	30,596	104,524
Cancellation of stock options	1,054	—
Net decrease (increase) in:
Trading securities	15,333	10,941
Accrued interest receivable	37	(2,793)
Other assets	1,180	(1,451)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	2,197	(1,186)
Other liabilities	4,168	(31,651)
Total adjustments	(89,800)	4,496

Net cash provided by (used in) operating activities	(62,393)	9,856

Cash flows from investing activities:
Net decrease in time deposits with other banks	20,425	—
Purchases of investment securities available-for-sale	(757,182)	(578,447)
Purchases of FHLB stock	(4,142)	(1,551)
Net purchases of equity options	(2,810)	(38,472)
Maturities and redemptions of investment securities available-for-sale	333,978	237,670
Maturities and redemptions of investment securities held-to-maturity	—	79,784
Redemption of FHLB stock	2,094	—
Proceeds from sales of investment securities available-for-sale	282,861	329,815
Proceeds from sales of consumer loans and leases portfolio	—	167,900
Loan production:
Origination and purchase of loans	(204,044)	(165,766)
Principal repayment of loans	102,197	54,630
Other decrease (increase)	161	(5,335)
Capital expenditures	(4,934)	(2,572)
Net cash (used in) provided by investing activities	(231,396)	77,656

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	26,671	(46,963)
Securities sold under agreements to repurchase	186,713	86,501
Advances and borrowings from FHLB	100,000	(42,020)
Repayments of term notes	(45,000)	(26,500)
Net proceeds from issuance of subordinated capital notes	33,949	—
Proceeds from exercise of stock options	1,016	45
Stock purchased	(2,612)	(2,794)
Dividends paid	(7,393)	(7,448)
Net cash provided by (used in) financing activities	293,344	(39,179)

Net change in cash and cash equivalents	(445)	48,333
Cash and cash equivalents at beginning of period	29,887	33,833
Cash and cash equivalents at end of period	$29,442	$82,166

Cash and cash equivalents include:
Cash and due from banks	$5,442	$15,691
Money market investments	24,000	66,475
	$29,442	$82,166
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$60,151	$72,250
Income taxes paid	$—	$225
Real estate loans securitized into mortgage-backed securities	$120,111	$98,440
Investment securities held-to-maturity transferred to available-for-sale	$—	$766,848
Other comprehensive income (loss) for the period	$7,439	$5,549

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	ORIENTAL FINANCIAL GROUP INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of March 31, 2002 and June 30, 2001, and the results of operations and cash flows for the quarter and nine-month periods ended March 31, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2001 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the nine-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2001, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

The following is a description of the Group’s most significant accounting policies:

Nature of Operations

Oriental is a bank holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), FISA Insurance Agency, Inc., and Oriental Financial Group, Inc. Statutory Trust I (the “Trust”, see Note 5). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 8 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

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

NOTE 2 - INVESTMENTS AND SECURITIES:

The Group’s securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held-to-maturity securities as of March 31, 2002 and June 30, 2001. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the reprising characteristics of funding sources are classified as available-for-sale.  These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred taxes, in other comprehensive income.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term.  These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statements of income as part of net interest income rather than in the trading profit or loss account. The Group’s investment in the Federal Home Loan Bank (FHLB) of New York has no readily determinable fair value and can only be sold to the FHLB at par value. Therefore, this investment is carried at cost and its redemption value represents its fair value.

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

Trading Securities

A summary of trading securities owned by the Group at March 31, 2002 and June 30, 2001 is as follows:

	(In thousands)
	March 31, 2002	June 30, 2001
U.S. Treasury securities	$2,577	$2,579
P.R. Government and agency securities	412	339
Mortgage-backed securities	57,358	73,791
CMO residuals, interest only	76	51
Other equity securities	1,004	—
	$61,427	$76,760

At March 31, 2002, the Group’s trading portfolio weighted average yield was 6.46% (June 30, 2001 — 7.92%).

Investment securities available-for-sale

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available-for-sale owned by the Group at March 31, 2002 and June 30, 2001, were as follows:

	March 31, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
US Treasury securities	$3,303	$134	$—	$3,437	5.79%
US Government and agency securities	9,952	-0-	15	9,938	6.44%
Other debt securities	9,308	256	185	9,379	9.05%
PR Government and agency securities	35,726	246	90	35,882	6.08%
CMO	281,468	1,608	2,337	280,739	6.27%
FNMA and FHLMC certificates	1,071,304	6,850	4,886	1,073,268	6.30%
GNMA certificates	171,047	3,468	135	174,379	6.68%
	$1,582,108	$12,562	$7,648	$1,587,022	6.35%

	June 30, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield
US Treasury securities	$3,623	$103	$—	$3,726	7.56%
US Government and agency securities	30,159	193	—	30,352	7.16%
Other debt securities	9,288	—	—	9,288	7.73%
PR Government and agency securities	8,189	11	58	8,142	6.33%
CMO	218,833	935	1,912	217,856	6.72%
FNMA and FHLMC certificates	811,892	3,097	6,620	808,368	6.59%
GNMA certificates	237,528	2,478	854	239,153	7.13%
	$1,319,512	$6,817	$9,444	$1,316,885	6.73%

The amortized cost and fair value of the Group’s investment securities available-for-sale at March 31, 2002, by contractual maturity, are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Amortized Cost	Fair Value
Within 1 year	$1,000	$1,000
After 1 to 5 years	8,328	8,418
After 5 to 10 years	24,069	24,115
After 10 years	24,892	25,103
	58,289	58,636
Mortgage-backed securities	1,523,819	1,528,386
	$1,582,108	$1,587,022

Proceeds from the sale of investment securities available-for-sale during the first nine months of fiscal 2002 totaled $282,860,864 (Fiscal 2001 - $329,815,000). Gross realized gains and losses on those sales during the first nine months of fiscal 2002 were $6,014,029 and $2,723,059, respectively, (Fiscal 2001 – $3,772,000 and $5,597,000 respectively).

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s business activity is with consumers located in Puerto Rico.  Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer. Oriental’s loan portfolio has a higher concentration of loans to consumers such as residential mortgage loans and personal loans.  The composition of the Group’s loan portfolio at March 31, 2002 and June 30, 2001 was as follows:

	(In thousands)
	March 31, 2002	June 30, 2001
Loans secured by real estate:
Residential	$395,818	$321,689
Non-residential real estate loans	3,965	3,827
Home equity loans and secured personal loans	96,149	74,759
	495,932	400,275
Less: deferred loan fees, net	(5,482)	(3,880)
	490,450	396,395
Other loans:
Commercial	34,920	25,828
Personal consumer loans and credit lines	21,392	22,718
Financing leases, net of unearned interest	343	827
	56,655	49,373
Loans receivable	547,105	445,768
Allowance for loan losses	(3,048)	(2,856)
Loans receivable, net	544,057	442,912
Loans held-for-sale	18,657	23,570
Total loans, net	$562,714	$466,482

Allowance for Loan Losses

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks.  Oriental’s allowance for loan losses policy provides for a detailed quarterly analysis of probable losses.  The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors.

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarter and nine-month periods ended March 31, 2002 and 2001.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March   31, 2002 and June 30, 2001, the Group determined that no impairment allowance was necessary.

NOTE 4 - PLEDGED ASSETS:

At March 31, 2002, residential mortgage loans and investment securities available for sale amounting to $308,764,320 and  $1,571,123,917, respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 5 - SUBORDINATED CAPITAL NOTES

In October 2001, Oriental Financial Group, Inc. Statutory Trust I, a wholly owned special purpose subsidiary of Oriental, was formed for the purpose of issuing company-obligated securities. On December 18, 2001, $35 million of trust redeemable preferred securities were issued by the Trust as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The securities have a par value of $35 million, bear interest based on 3 months LIBOR plus 360 basis points (5.74% at March 31, 2002) (provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%), payable quarterly, and mature on December 23, 2031. The securities may be called at par after five years. The proceeds from this issuance were used to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by Oriental, which have the same maturity and call provisions as the redeemable capital securities.

These company-obligated securities of the subsidiary grantor trust (trust preferred securities) are accounted for as a liability on the consolidated statements of financial condition. Dividends on the trust preferred securities are accounted for as an interest expense on an accrual basis. These debts are treated as Tier-1 capital for regulatory purposes.

NOTE 6 - DERIVATIVES AND HEDGING ACTIVITIES

The Group uses interest rate swaps and caps as an interest rate risk hedging mechanism.  Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR.  Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings thus resulting in a net fixed rate cost to the Group (Cash flows hedging instruments).  Under the caps, Oriental pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.  The Group’s swaps and caps outstanding and their terms at March 31, 2002 and June 30, 2001 are set forth in the table below:

	(Dollars in thousands)
	March 31, 2002	June 30, 2001
Swaps:
Pay fixed swaps notional amount	$600,000	$300,000
Weighted average pay rate – fixed	5.15%	6.65%
Weighted average receive rate – floating	1.91%	3.95%
Maturity in months	3 to 103	12 to 112
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$250,000	$250,000
Cap rate	7.00%	7.00%
Current 90 day LIBOR	2.03%	3.84%
Maturity in months	1	10

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

The Bank offers its customers certificates of deposit tied to the performance of one of the following stock market indexes, Standard & Poor’s 500 Composite Stock Index, Dow Jones Industrial Average and Russell 2000 Small Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses option agreements with major money center banks to manage its exposure to the stock market.  Under the terms of the agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium.  At March 31, 2002, the notional amount of these agreements totaled $213,790,000 (June 30, 2001 — $180,950,000). Changes in fair value of options purchased and options embedded in certificates of deposit are recorded in earnings.

At March 31, 2002 and June 30, 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options represented an asset of $20.6 million ($27.0 million, June 2001) and the options sold to customers embedded in the certificates of deposits represented a liability of $25.2 million ($34.2 million, June 2001) recorded in deposits. The interest rate swaps represented a liability of $11.6 million ($10.3 million, June 2001) presented in “Accrued Expenses and Other Liabilities”. The Caps did not have a carrying value as of March 31, 2002 and June 30, 2001.

NOTE 7 - STOCK DIVIDEND:

On January 29, 2002, the Group declared a ten percent (10%) stock dividend on common stock held by registered shareholders as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002. For purpose of the computation of income per common share, the dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.

NOTE 8 - SEGMENT REPORTING:

The Group operates three major reportable segments: Financial Services, Mortgage Banking, and Retail Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Group’s organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

The Group’s largest business segment is retail banking.  The Bank’s branches and treasury functions are its main components, with traditional banking products such as deposit and electronic banking.

Oriental’s second largest business segment is the financial services, which is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services) and the insurance subsidiary (FISA Insurance Agency, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, investment banking, insurance sales activity, as well as corporate and individual trust services.

The Group’s other business segment is mortgage banking.  It consists of Oriental Mortgage, whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio, as well as sale of loans in the secondary market.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for each of the third quarter and nine-month periods ended March 31:

	Unaudited - Nine-month period ended March 31 (In thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2002
Net interest income	$39,627	$221	$2,367	$—	$42,215
Non-interest income	5,926	9,615	4,932	(1,861)	22,334
Non-interest expenses	(21,345)	(7,098)	(4,104)	1,861	(34,408)
Provision for loan losses	(1,692)	—	—	—	(1,692)
Income before income taxes	$22,516	$2,738	$3,195	$—	$28,449

Total assets	$2,356,943	$6,888	$2,000	$(2,000)	$2,363,831

Fiscal 2001
Net interest income	$18,956	$197	$—	$—	$19,153
Non-interest income (charges)	(985)	8,488	7,959	(1,845)	13,617
Non-interest expenses	(20,427)	(5,386)	(2,774)	1,845	(26,742)
Provision for loan losses	(2,406)	—	—	—	(2,406)
Income (loss) before income taxes	$(4,862)	$3,299	$5,185	$—	$3,622

Total assets	$1,834,416	$5,223	$2,000	$(2,618)	$1,839,021

	Unaudited-Third quarter ended March 31 (In thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total
Fiscal 2002
Net interest income	$15,540	$52	$1,373	$—	$16,965
Non-interest income	429	3,381	2,970	(614)	7,394
Non-interest expenses	(8,542)	(2,465)	(1,315)	614	(12,936)
Provision for loan losses	(525)	—	—	—	(525)
Income before taxes	$6,902	$968	$3,028	$—	$10,898

Total assets	$2,356,943	$6,888	$2,000	$(2,000)	$2,363,831

Fiscal 2001
Net interest income	$6,516	$66	$—	$—	$6,582
Non-interest income	2,019	2,907	3,181	(572)	7,535
Non-interest expenses	(6,985)	(2,223)	(805)	572	(9,441)
Provision for loan losses	(506)	—	—	—	(506)
Income before taxes	$1,044	$750	$2,376	$—	$4,170

Total assets	$1,834,416	$5,223	$2,000	$(2,618)	$1,839,021

NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 will become effective on July 1, 2002, and is not expected to have a material effect on the Oriental’s consolidated financial statements.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”(“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from  extinguishment of Debt–an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.

SFAS 145 also amends SFAS 13, “Accounting for Leases”, to require that certain lease modifications that have economics effects similar to sale–leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is not expected to have significant effect on the Group’s consolidated financial condition or result of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Table of Contents

Description

Selected Financial Data:
Earnings, Per Share, and Dividends Data
Period End Balances
Selected Financial Ratios and Other Information

Table 1	Fiscal Year-To-Date Analysis of Interest Income and Changes due to Volume / Rate

Table 1A	Quarterly Analysis of Interest Income and Changes due to Volume / Rate

Table 2	Non-Interest Income Summary

Table 3	Non-Interest Expenses Summary

Table 4	Allowance for Loan Losses Summary

Table 5	Net Credit Losses Statistics

Table 6	Loan Loss Reserve Breakdowns

Table 7	Non-Performing Assets

Table 8	Non-Performing Loans

Table 9	Bank Assets Summary and Composition

Table 10	Liabilities Summary and Composition

Table 11	Capital, Dividends and Stock Data

Table 12	Financial Assets Summary

Overview of Financial Performance

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(In thousands, except for per share information)

	Quarter Period			Nine-Month Period
EARNINGS, PER SHARE AND DIVIDENDS DATA:	2002	2001	Variance%	2002	2001	Variance%
Interest income	$36,789	$29,913	23.0%	$104,563	$88,842	17.7%
Interest expense	19,824	23,331	-15.0%	62,348	69,689	-10.5%
Net interest income	16,965	6,582	157.7%	42,215	19,153	120.4%
Provision for loan losses	525	506	3.8%	1,692	2,406	-29.7%
Net interest income after provision for loan losses	16,440	6,076	170.6%	40,523	16,747	142.0%
Non-interest income	7,394	7,535	-1.9%	22,334	13,617	64.0%
Non-interest expenses	(12,936)	(9,441)	37.0%	(34,408)	(26,742)	28.7%
Income before taxes	10,898	4,170	161.3%	28,449	3,622	685.5%
Income tax (expense) benefit	(471)	353	-233.4%	(1,042)	1,902	-154.8%
Income before cumulative effect of change in accounting principle, net of tax	10,427	4,523	130.5%	27,407	5,524	396.1%
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(164)	100.0%
Net income	10,427	4,523	130.5%	27,407	5,360	411.3%
Less: dividends on preferred stock	(597)	(597)	—	(1,790)	(1,790)	—
Net income available to common shareholders	$9,830	$3,926	150.4%	$25,617	$3,570	617.6%

Basic EPS before cumulative effect of change in accounting principle	$0.72	$0.28	152.5%	$1.87	$0.27	592.6%
Basic EPS after cumulative effect of change in accounting principle	$0.72	$0.28	152.5%	$1.87	$0.26	619.2%

Diluted EPS before cummulative effect of change in accounting principle	$0.69	$0.28	145.3%	$1.79	$0.27	563.0%
Diluted EPS after cumulative effect of change in accounting principle	$0.69	$0.28	145.3%	$1.79	$0.25	616.0%

Average shares and potential shares	14,314	14,053	1.9%	14,320	14,037	2.0%

Book value per common share	$7.79	$6.19	25.8%	$7.79	$6.19	25.8%
Market price at end of period (1)	$21.20	$12.14	74.6%	$21.20	$12.14	74.6%

Cash dividends declared per share	$0.15	$0.15	0.0%	$0.45	$0.45	0.0%
Cash dividends declared	$1,873	$1,873	0.0%	$5,603	$5,658	-1.0%

PERIOD END BALANCES AND FINANCIAL RATIOS:

Total financial assets
Trust assets managed	$1,451,491	$1,398,531	3.8%
Broker-dealer assets gathered	1,092,649	881,885	23.9%
Assets managed	2,544,140	2,280,416	11.6%
Group total assets	2,363,831	1,839,021	28.5%
	$4,907,971	$4,119,437	19.1%
Interest-earning assets
Investments and securities	$1,711,468	$1,321,803	29.5%
Loans and leases (including loans held-for-sale), net	562,714	428,312	31.4%
	$2,274,182	$1,750,115	29.8%
Interest-bearing liabilities
Deposits	$830,496	$693,212	19.8%
Repurchase agreements	1,102,184	902,994	22.1%
Other borrowings	255,000	87,980	189.8%
	$2,187,680	$1,684,186	29.9%
Stockholders’ equity
Preferred equity	$33,500	$33,500	—
Common equity	106,901	85,081	25.6%
	$140,401	$118,581	18.4%
Capital Ratios:
Leverage capital	7.63%	7.08%
Total risk-based capital	22.84%	21.41%
Tier 1 risk-based capital	22.47%	20.95%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.71%	1.03%	1.64%	0.39%
Return on average common equity (ROE)	36.06%	19.79%	34.67%	6.04%
Efficiency ratio	54.88%	71.17%	56.38%	71.70%
Expense ratio	1.26%	0.66%	1.00%	0.69%
Interest rate margin	3.08%	1.58%	2.71%	1.55%
Number of financial centers	21	19	21	19

(1) Market prices were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

SELECTED FINANCIAL DATA

FOR THE NINE-MONTHS PERIOD ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in %	2002	2001*	Variance in BP	2002	2001*	Variance in %
A - TAX EQUIVALENT SPREAD

Interest-earning assets	$104,563	$88,842	17.70%	6.72%	7.20%	(48)	$2,074,724	$1,644,746	26.14%
Tax equivalent adjustment	26,311	25,797	1.99%	1.69%	2.09%	(40)	—	—	0.00%
Interest-earning assets — tax equivalent	130,874	114,639	14.16%	8.41%	9.29%	(88)	2,074,724	1,644,746	26.14%
Interest-bearing liabilities	62,348	69,689	-10.53%	4.01%	5.65%	(164)	2,034,339	1,562,934	30.16%
Net interest income / spread	$68,526	$44,950	52.45%	4.40%	3.64%	76	$40,385	$81,812	-50.64%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$68,530	$55,271	24.0%	6.26%	6.83%	(57)	$1,459,403	$1,079,242	35.22%
Investment management fees	(1,060)	(704)	50.6%	-0.10%	-0.09%	1	—	—	0.00%
Total investment securities	67,470	54,567	23.6%	6.16%	6.74%	(58)	1,459,403	1,079,242	35.22%
Trading securities	2,351	1,711	37.4%	6.68%	7.79%	(111)	46,956	29,304	60.24%
Money market investments	813	3,944	-79.4%	3.38%	6.17%	(279)	32,101	85,205	-62.32%
	70,634	60,222	17.3%	6.12%	6.73%	(61)	1,538,460	1,193,751	28.88%

Loans:
Real estate(1)	29,457	24,240	21.5%	8.12%	8.00%	12	483,641	404,108	19.68%
Consumer	2,380	2,202	8.1%	14.59%	15.77%	(118)	21,754	18,613	16.88%
Financing leases(2)	4	384	-99.0%	0.84%	8.56%	(772)	633	5,981	-89.42%
Commercial	2,088	1,794	16.4%	9.21%	10.73%	(152)	30,236	22,293	35.63%
	33,929	28,620	18.5%	8.44%	8.46%	(2)	536,264	450,995	18.91%

	104,563	88,842	17.7%	6.72%	7.20%	(48)	2,074,724	1,644,746	26.14%
Interest-bearing liabilities:
Deposits:
Savings and demand(3)	2,605	2,312	12.7%	2.18%	2.35%	(17)	159,051	131,450	21.00%
Time and IRA accounts	23,052	25,468	-9.5%	4.49%	6.13%	(164)	683,793	553,622	23.51%
	25,657	27,780	-7.6%	6.09%	8.11%	(202)	842,844	685,072	23.03%
Borrowings:
Repurchase agreements	18,932	36,774	-48.5%	2.57%	6.42%	(385)	983,104	763,612	28.74%
Interest rate risk management	10,850	(365)	3072.6%	1.47%	-0.06%	153	—	—
Financing fees	175	123	42.4%	0.02%	0.02%	—	—	—
Total repurchase agreements	29,957	36,532	-18.0%	4.06%	6.38%	(232)	983,104	763,612	28.74%
FHLB funds and term notes	6,146	5,377	14.3%	4.20%	6.28%	(208)	195,105	114,250	70.77%
Subordinated Capital Notes	588	—	100.0%	5.90%	—	590	13,286	—	100.00%
	36,691	41,909	-12.5%	4.11%	6.37%	(226)	1,191,495	877,862	35.73%

	62,348	69,689	-10.5%	4.09%	5.95%	(186)	2,034,339	1,562,934	30.16%

Net interest income / spread	$42,215	$19,153	120.4%	2.63%	1.25%	138

Interest rate margin				2.71%	1.55%	116

Excess of interest-earning assets over interest-bearing liabilities							$40,385	$81,812	-50.64

Interest-earning assets over interest-bearing liabilities ratio							101.99%	105.23%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans(1)	$9,618	$(4,309)	$5,309
Investments	30,932	(20,520)	10,412
	40,550	(24,829)	15,721

Interest Expense:
Deposits	$17,060	(19,183)	(2,123)
Borrowings	26,638	(31,856)	(5,218)
	43,698	(51,039)	(7,341)

Net Interest Income	$(3,148)	$26,210	$23,062

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

(3) - Excluding Managers Checks.

SELECTED FINANCIAL DATA

QUARTER ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in %	2002	2001*	Variance in BP	2002	2001	Variance in %
A - TAX EQUIVALENT SPREAD

Interest-earning assets	$36,789	$29,913	22.99%	6.69%	7.17%	(48)	$2,198,260	$1,669,518	31.67%
Tax equivalent adjustment	9,318	8,289	12.41%	1.70%	1.99%	(29)	—	—	0.00%
Interest-earning assets — tax equivalent	46,107	38,202	20.69%	8.39%	9.16%	(77)	2,198,260	1,669,518	31.67%
Interest-bearing liabilities	19,824	23,331	-15.03%	3.70%	5.83%	(213)	2,141,341	1,600,995	33.75%
Net interest income / spread	$26,283	$14,871	76.74%	4.69%	3.33%	136	$56,919	$68,523	-16.93%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$24,378	$19,190	27.03%	6.27%	6.77%	(50)	$1,555,284	$1,134,408	37.10%
Investment management fees	(391)	(704)	-44.46%	-0.10%	-0.25%	(15)	—	—	0.00%
Total investment securities	23,987	18,486	29.76%	6.17%	6.52%	(35)	1,555,284	1,134,408	37.10%
Trading securities	715	490	45.92%	6.31%	7.46%	(115)	45,298	26,261	72.49%
Money market investments	126	864	-85.42%	2.16%	6.62%	(446)	23,380	52,226	-55.23%
	24,828	19,840	34.0%	6.12%	6.54%	(42)	1,623,962	1,212,895	33.89%

Loans:
Real estate(1)	10,551	8,598	22.71%	8.13%	8.43%	(30)	519,100	408,104	27.20%
Consumer	771	791	-2.53%	14.34%	14.28%	6	21,511	22,153	-2.90%
Financing leases(2)	(3)	83	-103.61%	-2.69%	9.62%	(1,231)	446	3,452	-87.08%
Commercial	642	601	6.82%	7.73%	10.49%	(276)	33,241	22,914	45.07%
	11,961	10,073	18.74%	8.33%	8.82%	(49)	574,298	456,623	25.77%

	36,789	29,913	23.0%	6.69%	7.17%	(48)	2,198,260	1,669,518	31.67%
Interest-bearing liabilities:
Deposits:
Savings and demand(3)	779	761	2.4%	1.84%	2.31%	(47)	169,183	131,574	28.58%
Time and IRA accounts	6,806	8,254	-17.5%	4.07%	6.05%	(198)	669,331	546,142	22.56%
	7,585	9,015	-15.9%	3.62%	5.32%	(170)	838,514	677,716	23.73%
Borrowings:
Repurchase agreements	4,850	12,184	-60.2%	1.82%	5.92%	(410)	1,065,244	823,648	29.33%
Interest rate risk management	4,773	511	834.1%	1.79%	0.25%	154	—	—
Financing fees	62	123	-49.6%	0.02%	0.06%	(4)	—	—
Total repurchase agreements	9,685	12,818	-24.4%	3.64%	6.22%	(258)	1,065,244	823,648	29.33%
FHLB funds and term notes	2,031	1,498	35.6%	4.01%	6.01%	(200)	202,583	99,631	103.33%
Subordinated Capital Notes	523	—	100.0%	5.98%	0.00%	598	35,000	—	100.00%
	12,239	14,316	-14.5%	3.76%	6.20%	(244)	1,302,827	923,279	41.11%

	19,824	23,331	-15.0%	3.70%	5.83%	(213)	2,141,341	1,600,995	33.75%

Net interest income / spread	$16,965	$6,582	157.7%	2.99%	1.34%	165

Interest rate margin				3.08%	1.58%	150

Excess of interest-earning assets over interest-bearing liabilities							$56,919	$68,523	-16.93%

Interest-earning assets over interest-bearing liabilities ratio							102.66%	104.28%

Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Loans(1)	$2,595	$(707)	$1,888
Investments	6,721	(1,733)	4,988
	9,316	(2,440)	6,876

Interest Expense:
Deposits	$2,139	(3,569)	(1,430)
Borrowings	5,883	(7,960)	(2,077)
	8,022	(11,529)	(3,507)

Net Interest Income	$1,294	$9,089	$10,383

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

(3) - Excluding Managers Checks.

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

	Quarter Period			Nine-Month Period
	2002	2001	Variance %	2002	2001	Variance %
TABLE 2 - NON-INTEREST INCOME SUMMARY

Trust, money management, brokerage and insurance fees	$3,796	$2,855	32.0%	$10,958	$8,358	31.1%
Mortgage banking activities	1,642	2,681	-38.8%	4,729	6,585	-28.2%
Non-banking service revenues	5,411	5,536	-2.3%	15,687	14,943	5.0%

Fees on deposit accounts	742	529	40.3%	1,808	1,638	10.4%
Bank service charges and commissions	446	401	11.2%	1,295	1,244	4.1%
Other operating revenues	7	217	-96.8%	24	319	-92.5%
Bank service revenues	1,195	1,147	4.2%	3,127	3,201	-2.3%

Recurrent non-interest income	6,606	6,683	-1.2%	18,814	18,144	3.7%

Securities net activity	561	1,370	-59.1%	3,291	(1,825)	280.3%
Trading net activity	(444)	141	-414.9%	384	234	64.1%
Derivatives activity	671	(667)	200.6%	(259)	(3,007)	-91.4%
Securities, derivatives and trading activities	788	844	-6.6%	3,416	(4,598)	174.3%

Leasing revenues (discontinued June 2000)	—	8	-100.0%	—	66	-100.0%
Gain on sale of loans	—	—	0.0%	104	5	1980.0%
Other non-recurrent non-interest income	—	8	-100.0%	104	71	46.5%

Non-recurrent non-interest income	788	852	-7.5%	3,520	(4,527)	177.8%

Total non-interest income	$7,394	$7,535	-1.9%	$22,334	$13,617	64.0%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$2,803	$2,597	7.9%	$7,796	$7,962	-2.1%
Variable compensation	1,608	1,106	45.4%	4,069	2,540	60.2%
Compensation and benefits(1)	4,411	3,703	19.1%	11,865	10,502	13.0%

Occupancy and equipment	2,054	1,819	12.9%	6,041	5,315	13.7%
Advertising and business promotion	2,184	1,157	88.8%	5,037	2,941	71.3%
Professional and service fees	2,025	640	216.4%	4,466	1,805	147.4%
Communications	310	387	-19.9%	1,044	1,214	-14.0%
Municipal and other general taxes	433	487	-11.1%	1,299	1,463	-11.2%
Insurance, including deposits insurance	146	124	17.7%	424	351	20.8%
Printing, postage, stationery and supplies	181	165	9.7%	574	469	22.4%
Other operating expenses(1)	335	663	-49.5%	1,725	1,910	-9.7%
Other non-interest expenses	7,668	5,442	40.9%	20,610	15,468	33.2%

Recurrent non-interest expenses	12,079	9,145	32.1%	32,475	25,970	25.0%

Other non-recurrent expenses	857	296	189.5%	1,133	772	46.8%
Stock option cancellation	—	—	—	800	—	100.0%
Non-recurrent non-interest expenses	857	296	189.5%	1,933	772	150.4%

Total non-interest expenses	$12,936	$9,441	37.0%	$34,408	$26,742	28.7%

Recurrent non-interest income to recurrent expenses ratio	54.69%	73.08%	-25.16%	57.93%	69.87%	-17.09%

Relevant ratios and data(1):
Efficiency ratio	54.88%	71.17%		56.38%	71.70
Expense ratio	1.26%	0.66%		1.00%	0.69
Compensation to recurrent non-interest expenses	36.5%	40.5%		36.5%	40.4
Variable compensation to total compensation	36.5%	29.9%		34.3%	24.2
Compensation to total assets	0.75%	0.63%		0.67%	0.76
Average compensation per employee (annualized)	$40.8	$45.2		$39.4	$41.7
Average number of full time employees	432	328		402	336
Bank assets per average number of employees	$5,472	$5,607		$5,885	$5,473

Total work force:
Banking operations				367	350
Trust operations				25	27
Brokerage operations				15	12
Insurance operations				42	—
				449	389

(1) Excludes non-recurring charges showed separately.

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

	Quarter Period		Change in	Nine-Month Period		Change in
	2002	2001	%	2002	2001	%
TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

Beginning balance	$3,037	$2,998	1.3%	$2,856	$6,837	-58.2%
Provision for loan losses	525	506	3.8%	1,692	2,406	-29.7%
Net credit losses — see table 6	(514)	(683)	-24.7%	(1,500)	(6,422)	-76.6%
Ending balance	$3,048	$2,821	8.0%	$3,048	$2,821	8.0%

Selected Data and Ratios:
Outstanding loans at March 31,	$565,762	$431,133	31.2%	$565,762	$431,133	31.2%
Recoveries to net charge-off’s	28.6%	43.6%	-34.3%	29.8%	20.6%	44.6%
Allowance coverage ratio
Total loans				0.54%	0.65%	-17.7%
Non-performing loans				15.00%	17.74%	-15.4%
Non-real estate non-performing loans				185.63%	121.02%	53.4%

TABLE 5 — NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$—	$(24)	-100.0%	$(14)	$(60)	-76.7%
Recoveries	—	—	—	—	—	0.0%
	—	(24)	-100.0%	(14)	(60)	-76.7%
Consumer
Charge-offs	(426)	(492)	-13.4%	(1,245)	(1,981)	-37.2%
Recoveries	108	290	-62.8%	288	960	-70.0%
	(318)	(202)	57.4%	(957)	(1,021)	-6.3%
Leasing
Charge-offs	(183)	(328)	-44.2%	(418)	(4,499)	-90.7%
Recoveries	63	184	-65.8%	222	554	-59.9%
	(120)	(144)	-16.7%	(196)	(3,945)	-95.0%
Commercial
Charge-offs	(43)	(121)	-64.5%	(301)	(761)	-60.4%
Recoveries	26	49	-46.9%	109	140	-22.1%
	(17)	(72)	-76.4%	(192)	(621)	-69.1%
Other
Charge-offs	(68)	(245)	-72.2%	(159)	(788)	-79.8%
Recoveries	9	4	125.0%	18	13	38.5%
	(59)	(241)	-75.5%	(141)	(775)	-81.8%
Net credit losses
Total charge-offs	(720)	(1,210)	-40.5%	(2,137)	(8,089)	-73.6%
Total recoveries	206	527	-60.9%	637	1,667	-61.8%
	$(514)	$(683)	-24.7%	$(1,500)	$(6,422)	-76.6%
Net credit losses to average loans:
Real estate	0.00%	0.02%		0.00%	0.02%
Consumer	5.91%	3.65%		5.87%	7.31%
Leasing	107.62%	16.69%		41.28%	87.95%
Commercial	0.20%	1.26%		0.85%	3.71%
Other(1)	0.04%	0.21%		0.04%	0.23%
Total	0.36%	0.60%		0.37%	1.90%

Average loans:
Real estate	$519,100	$408,104	27.2%	$483,641	$404,108	19.7%
Consumer	21,511	22,153	-2.9%	21,754	18,613	16.9%
Leasing	446	3,452	-87.1%	633	5,981	-89.4%
Commercial	33,241	22,914	45.1%	30,236	22,293	35.6%
Total	$574,298	$456,623	25.8%	$536,264	$450,995	18.9%

(1) Other credit losses to total average loans.

SELECTED FINANCIAL DATA

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

	Nine-Month Period		Change in %
	2002	2001
TABLE 6 - LOAN LOSS RESERVE BREAKDOWN:

Consumer	$1,177	$1,324	-11.1%
Financing leases	75	529	-85.8%
Commercial	434	187	132.1%
Other	193	—	100.0%
Non-real estate	1,879	2,040	-7.9%
Real estate	1,169	781	49.7%
	$3,048	$2,821	8.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets
Non-performing loans	$20,316	$15,904	27.7%
Foreclosed real estate	548	1,007	-45.6%
Repossessed autos	—	49	-100.0%
	$20,864	$16,960	23.0%

Non-performing assets to total assets:	0.88%	0.83%	6.0%

Non-performing loans to:
Total loans	3.59%	3.69%	-2.7%
Total assets	0.86%	0.86%	0.0%
Total capital	14.47%	13.41%	7.9%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans
Consumer	$575	$464	23.9%
Financing leases	159	1,001	-84.1%
Commercial	881	866	1.7%
Other	27	—	100.0%
Non-real estate	1,642	2,331	-29.6%
Real estate	18,674	13,573	37.6%
Total	$20,316	$15,904	27.7%

Non-performing loans composition
Consumer	2.8%	2.9%	-3.0%
Financing leases	0.8%	6.3%	-87.6%
Commercial	4.3%	5.4%	-20.4%
Other	0.1%	0.0%	100.0%
Non-real estate	8.1%	14.7%	-44.9%
Real estate	91.9%	85.3%	7.7%
Total	100.0%	100.0%	0.0%

SELECTED FINANCIAL DATA

AS OF MARCH 31, 2002, 2001  and JUNE 30, 2001

(Dollars in thousands)

	March 31, 2002	March 31, 2001	Variance %	June 30, 2001

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION

Investments:
Mortgage-backed securities and CMOs	$1,585,887	$1,150,219	37.9%	$1,337,200
U.S. and P.R. Government securities	61,556	92,412	-33.4%	54,344
FHLB stock and other investments	64,025	79,172	-19.1%	81,164
	1,711,468	1,321,803	29.5%	1,472,708
Loans(1):
Real estate	509,107	380,895	33.7%	419,966
Consumer	21,392	22,328	-4.2%	22,717
Financing leases	343	2,695	-87.3%	827
Commercial	34,920	25,215	38.5%	25,828
	565,762	431,133	31.2%	469,338
Allowance for loan losses	(3,048)	(2,821)	8.0%	(2,856)
	562,714	428,312	31.4%	466,482

Total interest-earning assets	2,274,182	1,750,115	29.9%	1,939,190
Non-interest earning assets	89,649	88,906	0.8%	98,395
Total assets	$2,363,831	$1,839,021	28.5%	$2,037,585

Investments portfolio composition:
Mortgage-backed securities and CMOs	92.7%	87.0%		90.8%
U.S. and P.R. Government securities	3.6%	7.0%		3.7%
FHLB stock and other investments	3.7%	6.0%		5.5%
	100.0%	100.0%		100.0%
Loan portfolio composition:
Real Estate	90.0%	88.3%		89.5%
Consumer	3.7%	5.3%		4.8%
Financing leases	0.1%	0.6%		0.2%
Commercial	6.2%	5.8%		5.5%
	100.0%	100.0%		100.0%

(1) Includes loans held for sale.

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION

Deposits:
Savings and demand deposits	$175,126	$144,641	21.1%	$151,553
Time deposits and IRA accounts	653,298	544,926	19.9%	661,701
	828,424	689,567	20.1%	813,254
Accrued interest	2,072	3,645	-43.2%	2,284
	830,496	693,212	19.8%	815,538
Borrowings:
Repurchase agreements	1,102,184	902,994	22.1%	915,471
FHLB funds	205,000	27,980	632.7%	105,000
Subordinated Capital Notes	35,000	—	100.0%	—
Term notes and other sources of funds	15,000	60,000	-75.0%	60,000
	1,357,184	990,974	37.0%	1,080,471

Total interest-bearing liabilities	2,187,680	1,684,186	29.9%	1,896,009
Non interest-bearing liabilities	35,750	36,254	-1.4%	28,086
Total liabilities	$2,223,430	$1,720,440	29.2%	$1,924,095

Deposits portfolio composition:
Savings and demand deposits	21.1%	20.9%		18.6%
Time deposits and IRA accounts	78.7%	78.6%		81.1%
Accrued Interest	0.2%	0.5%		0.3%
	100.0%	100.0%		100.0%
Borrowings portfolio composition:
Repurchase agreements	81.2%	91.1%		84.7%
FHLB funds	15.1%	2.8%		9.7%
Subordinated Capital Notes	2.6%	0.0%		0.0%
Term notes and other sources of funds	1.1%	6.1%		5.6%
	100.0%	100.0%		100.0%

	March 31, 2002	March 31, 2001	Variance %	June 30, 2001

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

Capital data:
Stockholders’ equity	$140,401	$118,581	18.4%	$113,490
Leverage Capital (minimum required - 4.00%)	7.63%	7.08%	7.8%	6.68%
Total Risk-Based Capital (minimum required - 8.00%)	22.84%	21.41%	6.7%	19.96%
Tier 1 Risk-Based capital (minimum required - 4.00%)	22.47%	20.95%	7.3%	19.53%

Stock data:
Outstanding common shares, net of treasury(1)	13,731	13,735	0.0%	13,757
Book value	$7.79	$6.19	25.8%	$5.81
Market Price at end of period(1)	$21.20	$12.14	74.6%	$17.27
Market capitalization	$291,097	$166,743	74.6%	$237,583

Common dividend data:
Cash dividends declared	$5,603	$5,658	-1.0%	$7,534
Cash dividends declared per share	$0.45	$0.45	0.0%	$0.60
Payout ratio	21.87%	158.49%	-86.2%	123.87%
Dividend yield	3.13%	4.63%	-32.4%	5.92%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods.  Common stock prices were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

	Price		Cash Dividend Per share
	High	Low

Fiscal 2002:
March 31, 2002	$21.75	$17.00	$0.150
December 31, 2001	$18.91	$16.27	$0.150
September 30, 2001	$19.86	$15.27	$0.150

Fiscal 2001:
June 30, 2001	$17.27	$11.68	$0.150
March 31, 2001	$13.47	$11.59	$0.150
December 31, 2000	$13.69	$10.00	$0.150
September 30, 2000	$14.09	$10.62	$0.150

Fiscal 2000:
June 30, 2000	$17.55	$11.98	$0.150
March 31, 2000	$23.64	$16.14	$0.150
December 30, 1999	$21.70	$17.90	$0.150
September 30, 1999	$25.45	$19.55	$0.150

TABLE 12 - FINANCIAL ASSETS SUMMARY
	March 31, 2002	March 31, 2001	Variance %	June 30, 2001
Financial assets:
Trust assets managed	$1,451,491	$1,398,531	3.8%	$1,444,534
Assets gathered by broker-dealer	1,092,649	881,885	23.9%	1,002,253
Managed assets	2,544,140	2,280,416	11.6%	2,446,787
Group assets	2,363,831	1,839,021	28.5%	2,037,585
	$4,907,971	$4,119,437	19.1%	$4,484,372

(1) Market prices were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

OVERVIEW OF FINANCIAL PERFORMANCE

Net income for the quarter ended March 31, 2002, was $10.4 million ($0.69 diluted per share), a significant increase of 130.5% compared with net income of $4.5 million ($0.28 diluted per share) reported in the quarter ended March 31, 2001.  For the first nine months of fiscal 2002 ended March 31, 2002, net income was $27.4 million, an increase of 411.3% compared with the $5.4 million reported for the same period of fiscal year 2001.

Return on common equity (ROE) was 36.06% for the quarter ended March 31, 2002. This was a significant increase from the 19.79% reported in the third quarter of fiscal 2001 ended March 31, 2001. Return on assets (ROA) was 1.71% for the third quarter of fiscal 2002 versus a 1.03% reported for the third quarter of fiscal 2001.  ROE and ROA for the nine-month periods ended March 31, 2002 were 34.67% and 1.64% respectively, which represent a substantial improvement from a ROE of 6.04% and ROA of 0.39% in the same period of previous fiscal year.

A reduction in the cost of funds combined with management’s emphasis on secured lending and non-interest income operations facilitated improvements in the Group’s performance. For the quarter ended March 31, 2002 net interest income increased 157.7%, to $17.0 million, compared with $6.6 million registered in the quarter ended March 31, 2001. For the nine-month periods ended March 31, 2002, net interest income was $42.2 million, an increase of 120.4% from the $19.2 million recorded for the same period of fiscal 2001.

While the quarterly provision for loan losses slightly increased from $506,000 in the third quarter of fiscal 2001, to $525,000 in the third quarter of fiscal year 2002, the provision for loan losses for the nine-month periods ended March 31, 2002 decreased 29.7% to $1.7million from $2.4 million for the same nine-month periods of fiscal year 2001. This reflects the benefits of the Group’s strategy to focus on secured lending which consequently enhanced the quality of the group’s loan portfolio.

The Group’s earnings outlook continued to be strengthened by management’s emphasis on fee-based operations and services. Trust, money management, brokerage and insurance fees grew 32%, from $2.8 million in the March 2001 quarter to $3.7 million in the March 2002 quarter. For the nine months ended March 31, 2002, trust, money management, brokerage and insurance fees revenues totaled $10.9 million, a growth of 31% from the $8.3 million a year earlier.

Revenues from mortgage-banking activities decreased 38.8%, from $2.7 million for the March 2001 quarter, to $1.6 million for the March 2002 quarter. Although mortgage production increased 57.2%, from $47.7 million for the quarter ended March 31, 2001, to $74.9 million for the quarter ended March 31, 2002, revenues decreased due to management’s current strategy to maintain a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans. Likewise, for the nine-month periods ended March 31, 2002, mortgage-banking activity revenue was $4.7 million, a decrease of 28.2%, from $6.6 million for the same nine-month periods of previous fiscal year. As a result of this strategy, the net loans receivable grew by 31.4% from $428.3 million, to $562.7 million as of March 31, 2001 and 2002, respectively.

Non-interest expenses (excluding non-operating charges) increased 32.1% from $9.1 million for the quarter ended March 31, 2001, to $12.1 million for the quarter ended March 31, 2002. For the nine-month periods ended March 31, 2002, recurrent non-interest expenses increased 25.0% to $32.5 million, compared to $26.0 million in the first nine-month periods of fiscal year 2001. The increase is attributable to the Group’s positioning strategy started last year, which included the opening of new financial centers, the remodeling of existing financial centers and office facilities, more aggressive advertising campaigns, investments in technology, professional fees for consulting engagements related to new services, and increased variable compensation expenses resulting from increased insurance and mortgage services.

Total financial assets (including assets managed by the trust department and broker-dealer subsidiary) increased 19.1% to $4.908 billion as of March 31, 2002, compared to $4.119 billion as of March 31, 2001. Assets managed by the Group’s trust department and broker-dealer subsidiary increased 11.6%, year-to-year, to $2.544 billion from $2.280 billion. The Group’s bank assets reached $2.364 billion as of March 31, 2002, an increase of 28.6%, compared to $1.839 billion as of March 31, 2001.

On the liability side, total deposits increased 19.8% from $693.2 million at March 31, 2001, to $830.5 million at March 31, 2002, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

The Group continued its program for repurchasing its common stock, reacquiring 135,492 shares during the nine-month period ended March 31, 2002 for an approximated cost of $2.6 million. Stockholders’ equity as of March 31, 2002 was $140.4 million, increasing 18.4% from $118.6 million as of March 31, 2001. This increase mainly reflects the impacts of net income, net of dividend declared and of the mark-to-market valuation required by Statement of Financial Accounting

Standards No. 115 related to investments available-for-sale.

On January 29, 2002, the Group’s Board of Directors declared a 10-percent stock dividend on outstanding common shares. Furthermore, a cash dividend of $0.15 per common share (after distribution of the stock dividend) for the fiscal third quarter ending March 31, 2002, was also declared. The stock dividend will have the effect of increasing the total cash dividend by 10 percent. Stock dividend is payable on April 15, 2002 to stockholders of record as of April 1, 2002.

Net Interest Income

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the third quarter of fiscal 2002, the Group’s net interest income amounted to $17.0 million, up 157.7 % from $6.6 million in the same period of fiscal 2001. This increase was mainly due to a positive rate variance of $9.1 million caused by a significantly lower cost of funds, particularly of repurchase agreements (3.64% for the quarter ended on March 31, 2002 compared to 6.22% for the same period of fiscal 2001) that stems from the impact of the Federal Reserve interest rate drop. For the nine-month period ended March 31, 2002, net interest income amounted to $42.2 million, up 120.4% from $19.2 million for the nine-month period ended March 31, 2001.This increase was primarily due to a positive rate variance of  $26.2 million that also resulted from the impact of the Federal Reserve interest rate drop resulting in a lower average cost of funds (4.09% for the nine-month period ended on March 31, 2002 versus 5.95% in the same period of fiscal 2001).

Interest rate spread increased 165 basis points during the third quarter of fiscal 2002, to 2.99% from 1.34% in the third quarter of fiscal 2001. For the nine-month periods ended March 31, 2002, the interest rate spread rose 138 basis points (to 2.63% when compared with 1.25% in the same period of fiscal 2001). As for previous quarters, these increases were mainly due to a decrease in the average cost of funds. Tables 1 and 1A analyze the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the third quarter of fiscal 2002 totaled $36.8 million, up 23.0% from $29.9 million posted in the same period of fiscal 2001. This increase is attributable to a larger volume of average interest—earnings assets ($2.198 billion in fiscal 2002 versus $1.669 billion in fiscal 2001). For the nine-month periods ended March 31, interest income increased 17.7% from $88.8 million reported in fiscal 2001, to $104.6 million reported in fiscal 2002. The increase in interest income also results from a larger volume of average interest-earning assets ($2.075 billion in fiscal 2002 versus $1.645 billion in fiscal 2001) tempered by a decline in their yield performance (6.72% in fiscal 2002 versus 7.20% in fiscal 2001).

Most of the increase in interest-earning assets was mainly on the investment portfolio, real estate loans and commercial loans. For the third quarter of fiscal 2002, the average volume of total investments grew by 33.9% ($1.624 billion in fiscal 2002 versus $1.213 billion in fiscal 2001). Likewise, the average volume of total investments for the nine-month period ended March 31, 2002 grew 28.9% ($1.538 billion in fiscal 2002 versus $1.194 billion in fiscal 2001) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities as Oriental continued converting residential real estate loans sold in the secondary market into tax-advantaged mortgage-backed securities. On the other hand, the average volume of real estate loans grew by 27.2% for the third quarter of fiscal 2002 (from $408.1 million in fiscal 2001, to $519.1 million in fiscal 2002), while the average volume of commercial loans grew by 45.1% in fiscal 2002 when compared with the same period in fiscal 2001 ($33.2 million in fiscal 2002 versus $22.9 million in fiscal 2001.) Most of the commercial loans are secured by real estate.

For the third quarter of fiscal 2002, the average yield on interest-earning assets was 6.69%, 48 basis points lower than the 7.17% reported in the same period of fiscal 2001. Likewise, the average yield on interest-earning assets was 6.72%, 48 basis points lower than the 7.20% in fiscal 2001 when comparing both nine-month periods ended in March 31. The quarterly and nine-month periods yield dilution experienced was mainly caused by the strong expansion of the Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest (see “Tax Equivalent Spread” on Tables 1 and 1A).

Interest expense for the third quarter and nine-month periods of fiscal 2002 narrowed 15.0% and 10.5% respectively (to $19.8 million and $62.3 million, respectively, in fiscal 2002, from $23.3 million and $69.7 million, respectively, in fiscal 2001). A lower average cost of funds (3.70% and 4.09% for the third quarter and nine-month periods ended March 31, 2002 versus 5.83% and 5.95% for the same periods in fiscal 2001, respectively), drove the decreases. Larger volumes of borrowings and deposits, which were necessary to fund the growth of the Group’s investment portfolio, drove an increase in average interest-bearing liabilities. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rates.

The cost of short-term financing decreased substantially during fiscal 2001 and continued to fall over the course of fiscal 2002. For the third quarters and nine month-periods ended March 31, the average cost of borrowings decreased 244 basis points and 226 basis points, respectively, (from 6.20% and 6.37% in fiscal 2001, to 3.76% and 4.11% in fiscal 2002, for the same periods, respectively). This funding category experienced the larger average cost reduction in the repurchase agreements.  For the quarter ended March 31 2002, the average cost of repurchase agreements drop 258 basis points to 3.64%, from 6.22% for the same period of fiscal 2001. Equally, the year to date average cost decreased 232 basis points, from 6.38% in fiscal 2001, to 4.06% for the nine-month periods ended March 31, 2002.

Non-Interest Income

As a diversified financial services provider, the Group’s earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets and investment banking activities by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

As shown in table 2, recurrent non-interest income slightly decreased 1.2%, to $6.6 million during the third quarter of fiscal 2002, compared to $6.7 million in the third quarter of fiscal 2001. This was mainly due to a decrease of 38.8% in the mortgage banking activities revenues (from $2.7 million in fiscal 2001, to $1.6 million in fiscal 2002). See “Overview of Financial Performance” for an explanation of decrease. However, for the nine-month period ended March 31, 2002, recurrent non-interest income increased 3.7% (from $18.1 million in fiscal 2001, to $18.8 million in fiscal 2002) when compared to the same period in fiscal 2001. This was mainly due to a larger volume of accounts and assets managed by both the Group’s trust department and the broker-dealer subsidiary that triggered an increase in the trust, money management, brokerage and insurance fees income, along with year—to-date results of the new investment banking division’s earnings of $2.0 million ($865,000 for the third quarter of fiscal 2002.)

Trust, money management, brokerage, and insurance fees, the principal components of recurrent non-interest income, rose 32.0%, to $3.7 million from $2.8 million in the third quarter of fiscal 2001. For the nine-month periods ended March 31, 2002 and 2001, these revenues were $10.9 million and $8.3 million, respectively, an increase of 31.1%.

The second largest component of non-interest revenues is mortgage-banking activities. When comparing the quarters and nine-month periods ended in March 2002 and 2001, mortgage-banking activities decreased 38.8% (from $2.7 million in fiscal 2001, to $1.6 million in fiscal 2002) and 28.2% (from $6.6 million in fiscal 2001, to $4.7 million in fiscal 2002) respectively, in spite of an increase of 57.2% in the mortgage loans production (from $47.7 million for the quarter ended March 31, 2001, to $74.9 million for the quarter ended March 31, 2002). As previously explained, this decrease reflects a lower volume of loans sold due to current management’s strategy of keeping a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans.

Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services. These revenues totaled $1.2 million in the third quarter of fiscal 2002, an increase of 4.2% versus $1.1 million reported in the same period of fiscal 2001.  However, for the nine-month period ended March 31, 2002, banking service revenues experienced a 2.3% decrease (to $3.1 million in fiscal 2002, from $3.2 million in fiscal 2001), mainly due to a 92.5% decrease in other miscellaneous year-to-date earnings, to $24,000 for fiscal 2002, from $319,000 for the same period of fiscal 2001, consisting mainly of revenues from the discontinued leasing operations.

Non-recurrent non-interest income showed a decrease of 7.5% for the third quarter of fiscal 2002, to $788,000 versus $852,000 in for the same quarter of fiscal 2001, mainly due to a decrease in the securities and trading net activities revenues as securities gain and losses are dependable on market changing conditions, which were severely affected after the events of September 11, 2001. However, for the nine-month period ended March 31, 2002, non-recurrent non-interest income showed a 177.8% increase (to a gain of $3.5 million in fiscal 2002, from a loss of $4.5 in fiscal 2001), when compared to the same period of fiscal 2001, mainly driven by an increase in the year-to-date securities and trading net activities revenues during fiscal 2002.

For the third quarter of fiscal 2002, securities net activity gains showed a decrease of 59.1% to $561,000, when compared to $1.4 million recorded for the same period of fiscal 2001.  Likewise, trading net activities showed a loss of $444,000 for the quarter ended March 31, 2002, a decrease of 414.9%, compared to a gain of $141,000 for the quarter ended March 31, 2001. However, for the nine-month periods ended on March 31, securities net activities showed a 280.3% increase, to a gain of $3.3 million in fiscal 2002, from a loss of $1.8 million in fiscal 2001, while trading net activities revenues also showed an improvement of 64.1%, to a gain of $384,000 in fiscal 2002, when compared to a gain of $234,000 for the same period of fiscal 2001.

Derivative activities unrealized gains amounted to $671,000 for the third quarter of fiscal year 2002, an improvement of 200.6%, compared to a loss of $667,000 for the same quarter of fiscal year 2001.  For the nine-month periods ended March 31, 2002 and 2001, derivatives activities showed unrealized losses of $259,000 and $3.0 million, respectively. These fluctuations are related to the mark-to-market of certain derivatives activities as explained in Note 6 to the unaudited Consolidated Financial Statements.

Non-Interest Expenses

As mentioned before, the Group started a new positioning strategy during late fiscal 2001, which included the opening of new financial centers, the remodeling of existing financial centers and office facilities, more aggressive advertising campaigns, investments in technology, professional fees for consulting engagements related to new services, the outsourcing of certain internal procedures to provide new and better services to our customers and increased variable compensation expenses resulting from increased insurance and mortgage services.

As a result, recurrent non-interest expenses increased reflecting the impact of the Group’s expansion strategy. In addition, professional expenses have doubled normal trends due to additional charges relating to an evaluation of the Group’s operations by external consultants. For the third quarter of fiscal 2002, recurrent non-interest expenses increased 32.1%, to $12.1 million, from $9.1 million in the comparable period of fiscal 2001. For the nine-month periods ended March 31, 2002, the increase was 25.0%, to $32.5 million, compared to $26.0 million in the same period in fiscal 2001.

Employees compensation and benefits is the Group’s largest non-interest expense category. For the quarter ended March 31, 2002, it increased 19.1%, to $4.4 million versus $3.7 million reported in the same period of fiscal 2001.  Similarly, for the nine-month periods ended March 31, 2002, compensation and benefits expenses increased 13.0% to $11.9 million  (excluding stock options cancellation expenses) versus $10.5 million for the same period of fiscal 2001, reflecting an expansion of the work force (refer to Table 3 for more selected data regarding employee compensation and benefits) and increasing variable compensation (commissions) due to higher volume of business and related incentives.

Professional and service fees increased 216.4%, to $2.0 million in the third quarter of fiscal 2002, when compared to $640,000 in the same quarter of fiscal 2001.  For the nine-month period ended March 31, 2002, these expenses increased 147.4%, to $4.5 million from $1.8 million in the same period of fiscal 2001, as a direct result of the evaluation of the Group’s operations by external consultants.

During the first quarter of fiscal 2002, the Group recognized a non-cash, non-operating expense of  $800,000, with a corresponding offsetting charge against additional paid-in capital, related to the cancellation by the Board of Directors of approximately 211,500 non-vested stock options granted to its directors, officers and employees during calendar years 1999 and 1998.

Other non-recurrent expenses are mainly related to litigation and settlement of legal cases, primarily litigation against fidelity bond carrier.  Refer to Part-2, item 1. Legal Proceedings.

Provision for Loan Losses

The provision for loan losses in the third quarter of fiscal 2002, totaled $525,000, in line with the $506,000 reported in the same period of fiscal 2001. For the nine-month period ended March 31, 2002, the provision for loan losses declined 29.7%, to $1.7 million in fiscal 2002, from $2.4 million in the same period of fiscal 2001.  The decline was in response to the lower level of net credit losses. The reduction in credit losses reflects the sale of the unsecured personal loans and lease portfolios on June 30, 2000, as previously reported. Please refer to the allowance for loan losses and non-performing assets section on Table 4 to Table 8 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics. Also refer to section “Allowance for Loan Losses and Non-performing Assets”.

Provision (Credit) for Income Taxes

The Group recognized a provision for income tax of  $471,000 and $1.0 million in the third quarter and nine-month periods ended March 31, 2002, compared to a tax benefit of $353,000 and $1.9 million for the same periods of fiscal 2001. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to interest income earned on certain investments and loans exempt for Puerto Rico tax purposes, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s International Banking Entity.  The tax benefit recognized in the fiscal 2001 quarter and nine-month periods mainly resulted from non-operating activities, primarily losses on securities, trading and derivatives activities.

FINANCIAL CONDITION

Group’s Assets

At March 31, 2002, the Group’s total assets amounted to $2.364 billion, an increase of 28.5% when compared to $1.839 billion a year ago. At the same date, interest-earning assets reached $2.274 billion, up 29.9% versus $1.750 billion a year earlier.

As detailed in Table 9, investments are Oriental’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P. R. Government municipal bonds. At March 31, 2002, the Group’s investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group’s effective tax rate. See Note 2 to the Consolidated Financial Statements for further explanation of the Group’s investments.

A strong growth in mortgage-backed securities and CMO’s drove the investment portfolio expansion. They increased 37.9% to $1.586 billion (92.7% of the total investment portfolio) from $1.150 billion (87.0% of the total investment portfolio) the year before, as Oriental continued its strategy of securitize residential real estate loans into mortgage-backed securities.

At March 31, 2002, Oriental’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $562.7 million, 31.4% higher than the $428.3 million a year ago. Late in the second quarter of fiscal 2001, the Group’s loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 9 and Note 3 to the unaudited Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The Group’s real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. As shown in Table 9, the real estate loans portfolio amounted to $509.1 million or 90.0 % of the loan portfolio as of March 31, 2002, compared to $380.9 million, a 88.3% share at March 31, 2001, in line with the Group’s lending strategy of concentrate on collateralized originations, primarily mortgage loans and personal loans with mortgage collateral, as mentioned before.

The second largest component of the Group’s loan portfolio is commercial loans, most of them collateralized by real estate. At March 31, 2002, the commercial loan portfolio totaled $34.9 million (6.2% of the Group’s loan portfolio), a growth of 38.5% compared to $25.2 million a year earlier. The consumer loan portfolio totaled $21.4 million (3.7% of the loan portfolio). The Group discontinued lease originations on June 30, 2000 and sold its portfolio as previously reported.

Liabilities and Funding Sources

As shown in Table 10, at March 31, 2002, Oriental’s total liabilities reached  $2.223 billion, 29.2% higher than the $1.720 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $2.188 billion at the end of the third quarter of fiscal 2002 versus $1.684 billion the year before, a 29.9% increase. The rise in repurchase agreements, FHLB funds and other borrowings to fund the expansion of the investment portfolio drove this growth.

Borrowings are Oriental’s largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital note, and lines of credit. At March 31, 2002, they amounted to $1.357 billion, 37.0% higher than the $991.0 million a year ago, mainly in repurchase agreements, FHLB funds and the assumption of a subordinated capital note (see Note 5 to the unaudited Consolidated Financial Statements). This increase reflects the funding needed to maintain the Group’s investment portfolio growth as previously mentioned.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank.  As a member of the of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. Table 10 presents the composition of the Group’s other borrowings at the end of the periods analyzed.

At March 31, 2002, deposits, the second largest category of the Group’s interest-bearing liabilities and a cost-effective source of funding, reached $830.5 million, up 19.8% versus the $693.2 million a year ago. Most of the grow were in the time deposits and IRA accounts, with an increase of  $108.4 million, or 19.9%, to $653.3 million as at March 31, 2002, compared to $544.9 million a year earlier. In addition, an increase of $30.5 million, or 21.1%, in core low cost demand and savings deposits contributed to this growth. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

Stockholders’ Equity

At March 31, 2002, Oriental’s total stockholders’ equity was $140.4 million, an increase of 18.4% from the $118.6 million recorded a year earlier. In addition to earnings from operations (see “Overview of Financial Performance”), this rise reflects an increase on the unrealized gain of investment securities available for sale partially offset for the impact of FAS 133 derivatives activities. For more of the Group’s stockholders’ equity activity, refer to Table 11 and to the unaudited Consolidated Statement of Changes in Stockholders’ Equity and of Comprehensive Income included as part of the unaudited Consolidated Financial Statements.

During the nine-month periods ended March 31, 2001, the Group repurchased 135,492 common shares bringing to 1,514,191 shares (with a cost of $33.3 million) the number of shares held by the Group’s treasury.  The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2002, the Group’s market value for its outstanding stock was $291.1 million ($21.20 per share).

During the nine-month periods ended March 31, 2001, the Group declared cash dividends, on its common stock amounting to $5.6 million. Furthermore, on January 29, 2002, the Group’s Board of Directors declared a 10% stock dividend on outstanding common shares on April 1, 2002, (payable in April 15, 2002), in addition to the regular quarterly cash dividend of $0.15 per share. The dividend yield for the nine-month period ended March 31, 2002 was 3.13%.

Financial holding companies are considered well capitalized under the regulatory framework for prompt corrective action if they meet or exceed a Tier I risk-based capital ratio of 6 percent, a total risk-based capital ratio of 10 percent and a leverage capital ratio of 5 percent. As shown in Table 11, the Group comfortably exceeds these benchmarks due to the high level of capital and subordinated capital notes and the quality and conservative nature of its assets.

Group’s Financial Assets

Table 12 shows the Group’s total financial assets that include the Group’s assets and assets managed by the trust and brokerage business. At March 31, 2002, they reached $4.908 billion — up 19.1% from $4.119 billion a year ago. The Group’s financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to Group’s Assets under Financial Condition.

Oriental’s second largest financial assets component is assets managed by the trust. The Group’s trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of March 31, 2002, total assets managed by the Group’s trust amounted to $1.451 billion, 3.8% higher than the $1.399 billion a year ago.

The other financial asset component is assets gathered by the broker-dealer.  The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client’s base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At March 31, 2002, total assets gathered by the broker-dealer from its customer investment accounts reached $1.093 billion, up 23.9% from $881.9 million a year ago.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At March 31, 2002, the Group’s allowance for loan losses amounted to $3.0 million (.54% of total loans) versus $2.8 million (0.65% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  Oriental’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

The principal factors that the Group uses to determine the level of allowance for loan losses are the Group’s historical and current credit loss experience. These factors are combined with qualitative factors such as: the growth of the loan portfolio, concentrations of credit (e.g., local industries, etc.) that might affect loss experience across one or more components of the portfolio, delinquencies, effects of any changes in lending policies and procedures (including underwriting standards), collections and general economic conditions.

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

2. Special Mention - loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.

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

The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends.  This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes:

1.                                       Overall historical loss trends (one year and three years); and

2.                                       Other information including underwriting standards, economic trends and unusual events such as hurricanes

Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of accounting principles generally accepted in the United States  (“GAAP”) and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.

For the nine-month periods ended March 31, 2002 net credit losses totaled  $1.5 million (0.37% of average loans), a significant decrease of 76.6% when compared to $6.4 million (1.90% of average loans) reported for the same period of fiscal 2001. The lower level of net credit losses experienced was primarily associated to a reduction in consumer loans and financing leases net credit losses as a result of the sale of both unsecured and leasing loan portfolios, as previously discussed. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

The Group’s non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 7). At March 31 2002, the Group’s non-performing assets totaled $20.9 million (0.88% of total assets) versus $17.0 million (0.83% of total assets) at the same date of previous fiscal year 2001.  The increase was principally due to a higher level of non-performing loans; mainly to non-performing secured mortgage loans.

At March 31, 2002, the allowance for loan losses to non-performing loans coverage ratio was 15.0%. Excluding the lesser-risk real estate loans, the ratio is much higher, 185.6%. Detailed information concerning each of the items that comprise non-performing assets follows:

•                  Real estate loans - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At March 31, 2002, the Group’s non-performing real estate loans totaled $18.7 million (91.9% of the Group’s non-performing loans).  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

•                  Commercial business loans - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At March 31, 2002, the Group’s non-performing commercial business loans amounted to $881,000 (4.3% of the Group’s non-performing loans).  Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•                  Finance leases - are placed on non-accrual status when they become 90 days past due. At March 31, 2002, the Group’s non-performing financing leases portfolio amounted to $159,000 (0.8% of the Group’s total non-performing loans).  The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•                  Consumer loans - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days.  At March 31, 2002, the Group’s non-performing consumer loans amounted to $575,000 (2.8% of the Group’s total non-performing loans).

•                  Foreclosed real estate - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At March 31, 2002, foreclosed real estate balance was $548,000.

•                  Other repossessed assets - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses.  At March 31, 2002, there were no other repossessed properties on hand.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks.  ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group’s sources, uses and pricing of funds.

Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates, which mainly occurs when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a “maturity mismatch” or “gap”.  The Group employs various techniques to assess the degree of interest rate risk.

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

The Group is exposed to a reduction in the level of Net Interest Income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at March 31, 2002 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled reprising, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

Change in Interest rate	Expected NII(1)	Amount Change	Percent Change
	(In thousands)
Base Scenario
Flat	$70,570	$-0-	-%
+ 200 Basis points	67,503	(3,067)	-4.35%
- 200 Basis points	72,640	2,070	2.93%

Note:

(1)          The NII figures exclude the effect of the amortization of loan fees.

Liquidity Risk Management

Liquidity refers to the level of cash, eligible investments easily converted into cash and lines of credit available to meet unanticipated requirements.  The objective of the Group’s liquidity management is to meet operating expenses and ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and the maturities of borrowings. Other objectives pursued in the Group’s liquidity management are the diversification of funding sources and the control of interest rate risk.  Management tries to diversify the sources of financing used by the Group to avoid undue reliance on any particular source.

At March 31, 2002, the Group’s liquidity was deemed appropriate. At such date the Group’s liquid assets amounted to $1.486 billion, this includes $24.4 million available from unused lines of credit with other financial institutions and  $15.9 million of borrowing potential with the FHLB. The Group’s liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

The Group’s principal sources of funds are net deposit inflows, loan repayments, mortgage-backed and investment securities principal and interest payments, reverse repurchase agreements, FHLB advances and other borrowings. The Group has obtained long-term funding through the issuance of notes and long-term reverse repurchase agreements. The Group’s principal uses of funds are the origination and purchase of loans, the purchase of mortgage-backed and investment securities, the repayment of maturing deposits and borrowings.

PART – 2    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to their business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group’s financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.   OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A- EXHIBITS

NONE

B - REPORTS ON FORM 8-K

On January 4, 2002, the Group filed a report on Form 8-K dated December 19, 2001, disclosing the issuance of trust-preferred securities by a wholly owned business trust subsidiary of the Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ JOSE E. FERNANDEZ
José E. Fernández
Chairman of the Board, President and Chief Executive Officer		Dated:	May 14, 2002

By:	/s/ RAFAEL VALLADARES
Rafael Valladares
Senior Vice President - Principal Financial Officer		Dated:	May 14, 2002