Form 10-K
period 2002-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2002-09-23
CIK 1030469

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2002,

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                    to                    .

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.
Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0259436

Principal Executive Offices:
1000 Marginal San Roberto
Professional Office Park SE 4th Floor
Río Piedras, Puerto Rico 00927
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

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of July 31, 2002, Oriental Financial Group Inc. (the "Group") had 13,769,437 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Group was $250.4 million based upon the reported closing price of $24.10 on the New York Stock Exchange on that date.

Documents Incorporated By Reference

        Portions of the Group's annual report to security holders for fiscal year 2002 are incorporated by reference in response to items 7 through 8 of Part II.

        Portion of the Group's definitive proxy statement relating to the 2002 annual meeting of stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

ORIENTAL FINANCIAL GROUP INC.
FORM 10-K
TABLE OF CONTENTS

		PAGE
PART—I
Item—1	Business	3 - 13
Item—2	Properties	13 - 14
Item—3	Legal Proceedings	14
Item—4	Submissions of Matters to the Vote of Security Holders	14
PART—II
Item—5	Market for Registrant's Common Equity and Related Stockholder Matters	15 - 16
Item—6	Selected Financial Data	16
Item—7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item—7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item—8	Financial Statements and Supplementary Data	17
Item—9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
PART—III
Item—10	Directors and Executive Officers of the Registrant	17
Item—11	Executive Compensation	17
Item—12	Security Ownership of Certain Beneficial Owners and Management	17
Item—13	Certain Relationships and Related Transactions	17
PART—IV
Item—14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	17 - 18
Signatures		19 - 20
Certifications		21

PART—I

ITEM 1—BUSINESS
General

        Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Oriental Financial Group Inc. (the "Group") and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage, economic, competitive and other factors affecting the Group and its operations, markets, products and services, credit risks and the related sufficiency of its allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, the profitability of its banking as well as non-banking initiatives, and other factors discussed elsewhere in this report filed by the Group with the Securities and Exchange Commission ("SEC"). Some of these factors are beyond the Group's control.

The Group

        The Group is a diversified, publicly-owned financial holding company, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, which provides a wide variety of financial services through its subsidiaries.

        Oriental Bank and Trust (the "Bank"), the Group's main subsidiary, is a full-service commercial bank with its main office located in San Juan, Puerto Rico. The Bank has twenty-one branches located throughout Puerto Rico. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank offers mortgage, commercial and consumer lending, saving and time deposits products, financial planning, insurance, and corporate and individual trust services. The Bank has a wholly owned subsidiary, Oriental Mortgage Corporation ("Oriental Mortgage"), a corporation whose principal activity will be the origination, purchase and subsequent sell of mortgage loans in the secondary market. The Bank operates an "international banking entity" under the name of "O.B.T. International Bank" (the "Oriental IBE"), as a unit of the Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the "IBE Act"). As required by the IBE Act, the business and operations of the Oriental IBE are segregated from the Bank's other business and operations.

        Oriental Financial Services Corp. ("OFSC") and FISA Insurance Agency Inc. ("FISA") are the Group's two subsidiaries engaged in brokerage, investment banking and insurance services, respectively. OFSC, a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Exchange Act. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule.

        On June 22, 2001, OFSC was selected to serve as Senior Manager for two years, for the Commonwealth of Puerto Rico's Bond syndicate in partnership with Bank of America. OFSC has entered into four consulting services agreements with the following entities: Banc of America Securities LLC; Bank of America, N.A.; Bank of America Capital Management, LLC; and Bank of America Leasing and Capital, LLC.

        In October 2001, Oriental Financial Group Inc. Statutory Trust I (the "Trust"), a wholly owned special purpose business trust subsidiary of the Group, was formed for the purpose of issuing trust redeemable preferred securities. On December 18, 2001, $35 million of trust redeemable preferred securities were issued by the Trust as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The proceeds from this issuance were used to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by the Group, which have the same maturity and call provisions as the redeemable capital securities.

        The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the "Bank Holding Company Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC insures the Bank's deposits up to $100,000 per depositor. The Bank is further subject to the regulation of the Puerto Rico Finance Board. Other agencies, such as the SEC, regulate additional aspects of the Group's operations (see "Regulation and Supervision"). The SEC, the NASD and the Commissioner regulate the securities activities of OFSC. The Insurance Commissioner of Puerto Rico regulates the insurance activities of FISA.

        The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trust and FISA. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or its other subsidiaries.

Market Area and Business Segments

        Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of June 30, 2002, Puerto Rico had 17 banking institutions with a total of approximately $55.7 billion in assets according to industry statistics published by the Commissioner. The Group ranked ninth based on total assets at June 30, 2002. The largest banks in order of size (total assets) were Banco Popular de Puerto Rico, Banco Santander Puerto Rico and Firstbank. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States.

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

        The Group has three reportable segments: Retail Banking, Financial Services and Mortgage Banking. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group's organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production and fees generated.

        The Group's largest business segment is retail banking. The Bank's branches and treasury are its main components, with traditional banking products such as deposits and personal and commercial loans.

        The Bank's lending activity is primarily with consumers located in Puerto Rico. The Bank's loan transactions include a diversified number of industries and activities, all of which are encompassed within three main categories: mortgage, commercial and consumer. The Bank's loan portfolio has a higher concentration of residential mortgage loans followed by secured commercial loans and consumer loans. The Bank continues to concentrate the major share of its lending activities in mortgage originations, which represent low credit risk and highly lucrative returns. Lending related to individual real estate ownership has traditionally been one of the most secure areas of financing in Puerto Rico because of the relatively low delinquency and foreclosure experience. For more information see Note 5 to the Consolidated Financial Statements included in this report.

        The Group's investment activity is strictly debt securities. Its portfolio consists primarily of money market investments, U.S. Treasury notes and U.S. Government agency bonds, mortgage-backed securities, collateralized mortgage obligations and P.R. Government municipal bonds. At June 30, 2002, the Group's investment portfolio was of high quality. Approximately 98% of the portfolio was rated AAA.

        Mortgage-backed securities, the largest component, consists principally of pools of residential loans that are made to consumers and then resold by the Government National Mortgage Corporation (the "GNMA"), Federal National Mortgage Association (the "FNMA") and Federal Home Loan Mortgage Corporation (the "FHLMC") in the open market. For more information, see Note 3 to the Consolidated Financial Statements included in this report.

        The Group's principal funding sources are securities sold under agreements to repurchase, branch deposits, public funds from government agencies, Federal Home Loan Bank (the "FHLB") funds, subordinated capital notes and term notes. Borrowings are the Bank's largest funding source. It mainly consist of advances and borrowings from the FHLB, repurchase agreements, term notes, notes payable and lines of credit. Deposits represent the Bank's second largest source of funding. Through its branch system, the Bank offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, individual retirement accounts ("IRA's") and commercial non-interest bearing checking accounts. The FDIC insures the Bank's deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Committee (the "ALCO"), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.

        The Group's second largest business segment is its financial services, which is comprised of the Bank's trust department ("Oriental Trust"), OFSC and FISA. The core operations of this segment are financial planning, money management, insurance, brokerage and investment banking services, as well as corporate and individual trust services. Oriental Trust offers various types of IRA's and manages 401(k) and Keogh retirement plans, custodian accounts and corporate trust accounts. OFSC and FISA offer a wide array of investment alternatives to its client base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds.

        The Group's third largest business segment is mortgage banking, whose principal activity is to originate and purchase mortgage loans and subsequently sell them in the secondary market. The Group originates FHA-("Federal Housing Administration") insured and VA-("Veteran Administration") guaranteed mortgages for issuance of GNMA mortgage-backed securities and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. The Group also sells the rights to service its mortgage loans and outsourced the servicing to a third party.

        For more information regarding the performance of the Group's business unit segments, please refer to Note 16 to the Consolidated Financial Statements included in this report.

Regulation and Supervision

        The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires, directly or indirectly, ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

        A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order, has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be incidental thereto.

        Under Federal Reserve Board policy, a bank holding company such as the Group is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

        The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are "financial in nature". The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well capitalized" and "well managed".

        The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i) states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that each depository institution controlled by the bank holding company is "well capitalized" as of the date the bank holding company submits its declaration; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certifies that each depository institution controlled by the bank holding company is "well managed" as of the date the bank holding company submits its declaration. The bank holding company must have also achieved at least a rating of "satisfactory record of meeting community credit needs" under the Community Reinvestment Act during the institution's most recent examination. On May 21, 2000, the Group elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act.

        Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided it "does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally." The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be "financial in nature": (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

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

        The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with Bank affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

        The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution's capital stock and surplus with respect to any affiliate (including the Group), and with respect to all affiliates to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

Dividend Restrictions

        The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Act"), the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

Federal Home Loan Bank System

        The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the "FHFB"). The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

FDICIA

        Under the FDICIA, the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and the regulations issued thereunder established five capital tiers: (i) "well capitalized", if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized", if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized", if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized", if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized", if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of June 30, 2002, the Bank is a "well-capitalized" institution.

        The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

Insurance of Accounts and FDIC Insurance Assessments

        The FDIC insures the Bank's deposit accounts up to the applicable limits. The insurance of deposit accounts by the FDIC subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC. If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, the FDIC may terminate the insurance of depository accounts of the Bank.

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

        On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium. Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. DIFA also provided for a special one-time assessment on deposits insured by SAIF to recapitalize the SAIF and to bring it up to statutory required levels of approximately 65 basis points on institutions holding SAIF deposits on March 31, 1995. Accordingly, the Group recorded a special reserve of $1,823,000, net of taxes of $490,000, during the first quarter of 1997 to account for its share of the one-time payment of SAIF insurance premium. As result of this special assessment, in January 1997, the Group's deposit insurance premium was reduced to $0.062 for every $100 of deposits from $.23 for every $100 of deposits. Currently, the Bank's deposit insurance premium charged by the SAIF is $0.018 for every $100 of deposits.

Regulatory Capital Requirements

        The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and the disallowed portion of deferred tax assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

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

        Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 2002, the Group was in compliance with all capital requirements. For more information, please refer to Note 2 to the Consolidated Financial Statements included in this report.

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

Activities and Investments of Insured State-Chartered Banks

        Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

        The Puerto Rico Banking Act also requires change of control filings. When any person or entity will own, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of a bank, the acquiring parties must inform the Commissioner of the details not less than 60 days prior to the date said transfer is to be consummated. The transfer shall require the approval of the Commissioner if it results in a change of control of the bank. Under the Puerto Rico Banking Act, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

        The Puerto Rico Banking Act generally restricts the amount a bank can lend to one borrower to an amount that may not exceed 15% of the aggregate of the paid-in capital of the bank and the reserve fund. The bank may also not accept the security of any one borrower in an amount exceeding 15% of its paid-in capital and reserve fund. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in-capital of the bank, plus its reserve fund. There are no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth of Puerto Rico (the"Commonwealth") or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. As of June 30, 2002, there were no loans that exceeded the maximum amount that the Bank could have loaned to one borrower.

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

        The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans, but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is no maximum rate for retail installment sales contracts and for credit card purchases.

IBE Act

        The business and operations of the Oriental IBE are subject to supervision and regulation by the Commissioner. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an "IBE") may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Commissioner (the "IBE Regulations") limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities.

        Pursuant to the IBE Act and the IBE Regulations, the Oriental IBE must maintain books and records of all its transactions in the ordinary course of business. The Oriental IBE is also required thereunder to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

        The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

Employees

        At June 30, 2002, the Group employed 395 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2—PROPERTIES

        The Group leased it main offices located at Professional Office Park Buildings, 1000 Marginal San Roberto, Rio Piedras, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking and insurance services, the computer center and back-office support departments are at such location. The computer back-up and disaster recovery systems are at a separate location at 908 State Road, Humacao, Puerto Rico.

        The Bank owned 8 branch premises and leased 13 branch commercial offices throughout Puerto Rico. The Bank's management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

        At June 30, 2002, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $9.2 million.

        The principal property owned by the Group for banking operations and other services is described below:

  •
  Las Cumbres Building—a two-story structure located at 1990 Las Cumbres Avenue, Rio Piedras, Puerto Rico. A branch and mortgage originating division (Oriental Mortgage) are the main activities conducted at this location. The book value of this property at June 30, 2002, was $1.2 million.

        On June 25, 2002, the Group sold for $5.5 million a four-story building, known as "Oriental Center," located at 908 State Road, Humacao, Puerto Rico. The Bank continued to operate a branch therein under a lease contract.

        The Group's investment in premises and equipment, exclusive of leasehold improvements, at June 30, 2002, was $14.6 million.

ITEM 3—LEGAL PROCEEDINGS

        On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel. The investigation determined losses of $9.5 million resulting from dishonest and fraudulent acts and omissions involving several former Group employees. In the opinion of the Group's management and its legal counsel, the losses determined by the investigation are covered by the Group's fidelity insurance. However, the Group's fidelity insurance carrier denied coverage for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of not less than $13 million resulting from the denial of the claim. Initial conference meetings have taken place. The losses caused by the irregularities and claims to the insurer were expensed in prior years.

        In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group's financial condition or results of operations.

ITEM 4—SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART—II

ITEM 5—MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Group's common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. Information concerning the range of high and low sales prices for the Group's common shares for each quarter during fiscal year 2002 and the previous two fiscal years, as well as cash dividends declared for the last three fiscal years, and cash dividends declared is contained in Table 7 ("Capital, Dividends and Stock Data") and under the "Stockholders' Equity" caption in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")(see Exhibit 13.0 hereto and Financial Data Index herein) and is incorporated herein by reference.

        Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption "Dividend Restrictions" in Item 1 of this report.

        The Group had approximately 2,000 stockholders of record of its common stock, including all directors and officers of the Group, excluding beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees.

        On August 18, 1998, the Group declared a four-for-three (33.3%) stock split on common stock held by shareholders of record as of September 30, 1998. As a result, approximately 3,385,000 shares of common stock were distributed on October 15, 1998.

        On January 29, 2002, the Group declared a 10% stock dividend on common stock held by shareholders of record as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002.

        The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by Puerto Rico corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships at a special 10% withholding tax rate. Dividends distributed by Puerto Rico corporations to foreign corporations or partnerships not engaged in trade or business in Puerto Rico are also generally subject to withholding tax at a 10% rate. Prior to the first dividend distribution for the taxable year, such shareholders may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions.

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

        The Group has four stock options plans: the 1988, 1996, 1998 and 2000 Incentive Stock Option Plans, all of which were approved by the Group's stockholders. These plans offer key officers and employees an opportunity to purchase shares of the Group's common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The following table shows certain information pertaining to the plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options.	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a)
Equity compensation plans approved by shareholders:
1988 Plan	123,406	$6.41	—
1996 Plan	563,270	15.20	204,460
1998 Plan	844,217	14.17	98,648
2000 Plan	601,737	11.52	50,516

Total	2,132,630	$13.40	353,624

        For more information, please refer to Note 2 to the Consolidated Financial Statements included in this report.

ITEM 6—SELECTED FINANCIAL DATA

        The information required by this item appears in the MD&A (see Exhibit 13.0 hereto and the Financial Data Index herein) and is incorporated herein by reference. The following selected financial data of the Group should be read in conjunction with the MD&A and the audited consolidated financial statements. Selected financial data are presented for five fiscal years.

        The ratios shown below demonstrate the Group's ability to generate sufficient earnings to pay the fixed charges of its debt and preferred stock dividends. The Group's ratio of earnings to combined fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	FY2002	FY2001	FY2000	FY1999	FY1998
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	1.73	1.33	1.36	1.72	1.67
Including Interest on Deposits	1.45	1.08	1.23	1.41	1.37

        For purposes of computing these consolidated ratios, earnings represent income before taxes, plus fixed charges and preferred stock dividends. Fixed charges represent all interest expense (ratios are presented both excluding and including interest in deposits), amortization of debt costs, and the portion of net rental expense that is deemed representative of interest factor. In fiscal years 2002, 2001, 2000 and 1999, the Group had preferred stock issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item appears in the MD&A of this report (see Financial Data Index herein) and is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information regarding the market risk of the Group appears in the MD&A of this report (see Exhibit 13.0 hereto and the Financial Data Index herein), under caption "Quantitative and Qualitative Disclosures about Market Risk," and is incorporated herein by reference.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item appears in the Consolidated Financial Statements, and is incorporated herein by reference. The Financial of this report sets forth the listing of all reports required by this item and included herein.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART—III

        Items 10 through 13 will be provided by incorporating the information required under such items by reference to the Group's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART—IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1—Financial Statements

        The list of financial statements required by this item is set forth in the Financial Data Index of this report as Exhibit 13.0.

A2—Financial Statements Schedules

        No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in A1 above.

B—Reports on Form 8-K

        No current reports on Form 8-K were filed during the last quarter of fiscal year 2002.

C—Exhibits

EXHIBIT NO.:		DESCRIPTION OF DOCUMENT:
3(i	)	Amended and Restated Certificate of Incorporation.*
3(ii	)	By-Laws.**
10.1		Employment Agreement between José Rafael Fernández and the Group. ***
10.2		Employment Agreement between Marcial Díaz and the Group. ****
10.3		1996 Incentive Stock Option Plan.*****
10.4		1998 Incentive Stock Option Plan.******
10.5		2000 Incentive Stock Option Plan.*******
13.0		Portions of annual report to security holders incorporated herein by reference.
21.0		List of Subsidiaries
23.0		Consent of Deloitte & Touche LLP
99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sabarnes-Oxley Act of 2002
99.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sabarnes-Oxley Act of 2002
*	Incorporated by reference to Exhibit 3 of the Group's registration statement on Form S-3 filed with the SEC on April 2, 1999.
**	Incorporated by reference to Exhibit 3 of the Group's current report on Form 8-K filed with the SEC on September 7, 2000.
***	Incorporate by reference to Exhibit 10.1 of the Group's annual report on Form 10-K filed with the SEC on September 28, 2001.
****	Incorporated by reference to Exhibit 10.2 of the Group's annual report on Form 10-K filed with the SEC on September 28, 2001.
*****	Incorporated by reference to the Group's definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.
******	Incorporated by reference to the Group's definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.
*******	Incorporated by reference to the Group's definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oriental Financial Group Inc.

By:	/s/ JOSE E. FERNANDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: September 23, 2002
By:	/s/ RAFAEL VALLADARES Rafael Valladares Senior Vice President and Principal Financial Officer	Dated: September 23, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

By:	/s/ JOSE E. FERNANDEZ José E. Fernández Chairman of the Board, President and Chief Executive Officer	Dated: September 23, 2002
By:	/s/ DR. PABLO I. ALTIERI Dr. Pablo I. Altieri Director	Dated: September 23, 2002
By:	/s/ DIEGO PERDOMO Diego Perdomo Director	Dated: September 23, 2002
By:	/s/ EFRAIN ARCHILLA Efraín Archilla Director	Dated: September 23, 2002
By:	/s/ JULIAN INCLAN Julián Inclán Director	Dated: September 23, 2002
By:	/s/ EMILIO RODRIGUEZ, JR. Emilio Rodríguez, Jr. Director	Dated: September 23, 2002
By:	/s/ ALBERTO RICHA Alberto Richa Director	Dated: September 23, 2002
By:	/s/ FRANCISCO ARRIVI Francisco Arriví Director	Dated: September 23, 2002
By:	/s/ MIGUEL VAZQUEZ DEYNES Miguel Vázquez Deynes Director	Dated: September 23, 2002

CERTIFICATIONS

I, José Enrique Fernández, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Oriental Financial Group, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant.

Date: September 23, 2002

/s/ JOSE ENRIQUE FERNANDEZ José Enrique Fernández Chairman of the Board, President, Chief Executive Officer

I, Rafael Valladares, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Oriental Financial Group, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant.

Date: September 23, 2002

/s/ RAFAEL VALLADARES Rafael Valladares Senior Vice President and Principal Financial Officer

QuickLinks

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
Signatures
Oriental Financial Group Inc.
CERTIFICATIONS