Form 10-Q
period 2002-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2002-11-14
CIK 1030469

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

13,778,475 common shares ($1.00 par value per share)

outstanding as of September 30, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        ☒        No       ☐.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2002 AND JUNE 30, 2002

(In thousands, except shares information)

	(Unaudited) September 30, 2002	June 30, 2002
ASSETS

Cash and due from banks	$15,508	$9,280

Investments:
Money market investments	1,690	1,032
Time deposits with other banks	404	—
Total short term investments	2,094	1,032
Trading securities that cannot be repledged, at fair value	33,574	9,259
Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,344,248	1,031,274
Other investment securities	360,170	698,550
Total investment securities available-for-sale	1,704,418	1,729,824
Federal Home Loan Bank (FHLB) stock, at cost	17,320	17,320
Total investments	1,757,406	1,757,435

Securities and loans sold but not yet delivered	153,021	71,750

Loans:
Loans held-for-sale, at lower of cost or market	12,122	9,360
Loans receivable, net of allowance for loan losses of $3,300, September 30, 2002 and $3,039, June 30, 2002	610,341	572,171
Total loans, net	622,463	581,531

Accrued interest receivable	15,759	15,698
Foreclosed real estate, net	1,201	476
Premises and equipment, net	17,893	17,988
Other assets, net	27,445	34,983

Total assets	$2,610,696	$2,489,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Savings and demand	$201,252	$190,149
Time and IRA accounts	800,280	777,083
	1,001,532	967,232
Accrued interest	2,200	1,618
Total deposits	1,003,732	968,850

Borrowings:
Securities sold under agreements to repurchase	1,011,964	996,869
Advances from FHLB	205,000	208,200
Subordinated capital notes	35,000	35,000
Term notes	15,000	15,000
Total borrowings	1,266,964	1,255,069

Securities purchased but not yet received	97,818	56,195
Accrued expenses and other liabilities	60,534	42,598
Total liabilities	2,429,048	2,322,712

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 15,355,166 shares issued (June 30, 2002 - 15,299,698 shares)	15,355	15,300
Additional paid-in capital	53,329	52,670
Legal surplus	17,238	15,997
Retained earnings	83,473	75,806
Treasury stock, at cost, 1,576,691 shares (June 30, 2002 - 1,534,191 shares)	(34,618)	(33,674)
Accumulated other comprehensive income, net of tax expense of $2,523 (June 30, 2002 - $1,977)	13,371	6,830
Total stockholders’ equity	181,648	166,429

Total liabilities and stockholders’ equity	$2,610,696	$2,489,141
	—	—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands, except for per share data)

	2002	2001
Interest income:
Loans and leases, including fees	$12,634	$10,294
Mortgage-backed securities	24,400	21,443
Investment securities	626	753
Short term investments	54	455
Total interest income	37,714	32,945

Interest expense:
Deposits	8,821	9,242
Securities sold under agreements to repurchase	8,124	10,473
Other borrowed funds	2,091	2,225
Subordinated capital notes	512	—
Total interest expense	19,548	21,940

Net interest income	18,166	11,005
Provision for loan losses	840	642
Net interest income after provision for loan losses	17,326	10,363

Non-interest income (losses):
Trust, money management, brokerage and insurance fees:
Commissions and fees from fiduciary activities	1,440	1,501
Commissions, broker fees and other	1,164	1,086
Insurance commissions and fees	235	588
Banking service revenues	1,520	947
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,941	1,370
Securities available-for-sale	4,332	329
Trading securities	420	1,106
Derivatives activities	(3,265)	(163)
Premises and equipment	(220)	—
Total non-interest income, net	7,567	6,764

Non-interest expenses:
Compensation and employees’ benefits	4,642	4,471
Occupancy and equipment	2,160	1,963
Advertising and business promotion	1,800	1,088
Professional and service fees	1,826	1,289
Communications	426	394
Taxes other than on income	388	434
Insurance, including deposit insurance	141	123
Printing, postage, stationery and supplies	273	208
Other	1,180	509
Total non-interest expenses	12,836	10,479

Income before income taxes	12,057	6,648
Income tax expense	(483)	(39)
Net income	11,574	6,609
Less: Dividends on preferred stock	(597)	(597)
Net income available to common shareholders	$10,977	$6,012

Income per common share:
Basic	$0.80	$0.44
Diluted	$0.75	$0.42

Average common shares outstanding	13,778	13,713
Average potential common share-options	892	627
	14,670	14,340

Cash dividends per share of common stock	$0.150	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands)

	2002	2001

CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of period	$33,500	$33,500
Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	15,300	13,885
Stock options exercised	55	12
Balance at end of period	15,355	13,897

Additional paid-in capital:
Balance at beginning of period	52,670	26,004
Stock options exercised	659	117
Stock options cancelled	—	1,054
Balance at end of period	53,329	27,175

Legal surplus:
Balance at beginning of period	15,997	12,118
Transfer from retained earnings	1,241	228
Balance at end of period	17,238	12,346

Retained earnings:
Balance at beginning of period	75,806	76,818
Net income	11,574	6,609
Cash dividends declared on common stock	(2,069)	(1,869)
Cash dividends declared on preferred stock	(597)	(597)
Transfer to legal surplus	(1,241)	(228)
Balance at end of period	83,473	80,733

Treasury stock:
Balance at beginning of period	(33,674)	(30,651)
Stock purchased	(944)	(1,283)
Balance at end of period	(34,618)	(31,934)

Accumulated other comprehensive loss, net of deferred tax:
Balance at beginning of period	6,830	(18,184)
Other comprehensive income, net of taxes	6,541	19,471
Balance at end of period	13,371	1,287

Total stockholders’ equity	$181,648	$137,004

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands)

	2002	2001

COMPREHENSIVE INCOME:	—

Net income:	$11,574	$6,609

Other comprehensive income, net of tax:
Unrealized gain on securities arising during the period	24,057	37,291
Realized (gain) loss on securities included in net income	(4,332)	(329)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(12,771)	(15,880)
Amount reclassified into earnings during the period related to transition adjustment	93	93
Income tax credit (expense) related to items of other comprehensive (income) loss	(506)	(1,704)
Other comprehensive income for the period	6,541	19,471

Comprehensive income	$18,115	$26,080

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands)

	2002	2001

Cash flows from operating activities:
Net income	$11,574	$6,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(371)	(295)
Amortization of premiums and accretion of discounts on investment securities	(781)	(45)
Depreciation and amortization of premises and equipment	1,109	1,130
Deferred income tax benefit (expense)	(316)	657
Cancellation of stock options	—	1,054
Provision for loan losses	840	642
Loss (gain) on:
Sale of securities available-for-sale	(4,332)	(329)
Derivatives activities	3,265	163
Mortgage banking activities	(1,941)	(1,370)
Sale of premises and equipment	220	—
Originations of loans held-for-sale	(27,493)	(19,849)
Proceeds from sale of loans held-for-sale	236	5,373
Net decrease (increase) in:
Trading securities	2,122	50,065
Accrued interest receivable	(61)	(1,224)
Other assets	(2,696)	(170)
Net increase in:
Accrued interest on deposits and borrowings	2,997	287
Other liabilities	4,355	18,116
Total adjustments	(22,847)	54,205

Net cash provided (used) by operating activities	(11,273)	60,814

Cash flows from investing activities:
Net decrease in time deposits with other banks	(404)	8,599
Purchases of investment securities available-for-sale	(167,461)	(279,542)
Purchases of FHLB stock	—	(2,892)
Net purchases/redemption of equity options	163	(20,499)
Maturities and redemptions of investment securities available-for-sale	129,027	110,362
Redemption of FHLB stock	—	956
Proceeds from sales of investment securities available-for-sale	48,872	78,027
Loan production:
Origination and purchase of loans excluding loans held-for-sale	(78,076)	(88,799)
Principal repayment of loans	39,213	26,851
Capital expenditures	(1,234))	(1,730)
Aquisitions of foreclosed real estates	(501)	—
Net cash (used in) provided by investing activities	(30,401)	(168,667)

Cash flows from financing activities:
Net increase in:
Demand, saving and time (including IRA accounts) deposits	39,559	65,559
Securities sold under agreements to repurchase	15,095	10,148
Proceeds from advances and borrowings from FHLB		52,150
Repayments of advances and borrowings from FHLB	(3,200)	—
Repayments of term notes	—	(30,000)
Proceeds from exercise of stock options	714	129
Stock purchased	(944)	(1,283)
Dividends paid	(2,664)	(2,466)
Net cash provided by (used in) financing activities	48,560	94,237

Net change in cash and cash equivalents	6,886	(13,616)
Cash and cash equivalents at beginning of year	10,312	29,887
Cash and cash equivalents at end of period	$17,198	$16,271

Cash and cash equivalents include:
Cash and due from banks	$15,508	$16,001
Money market investments	1,690	270
	$17,198	$16,271
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$16,551	$20,107
Income taxes paid		$—
Real estate loans securitized into mortgage-backed securities	$26,437	$28,206
Accrued dividend payable	$2,067	$1,868
Other comprehensive income for the period	$6,541	$19,471
Securities and loans sold but not yet delivered	$153,021	$—
Securities purchased but not yet received	$97,818	$—
Transfer from loans to foreclosed real estate	$224	$93

See notes to consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION:

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of September 30, 2002 and June 30, 2002, and the results of operations and cash flows for the quarters ended September 30, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2002 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the quarters ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2002, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc., and Oriental Financial Group, Inc. Statutory Trust I (the “Trust”, see Note 5). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 8 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Bank operates through twenty-three branches located throughout the island and is subject to the supervision, examination and regulation of the Federal Reserve Bank, Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, the Securities and Exchange Commission, and the Office of the Commissioner of Financial Institutions of Puerto Rico.

NOTE 2 - INVESTMENTS AND SECURITIES:

The Group’s securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held-to-maturity securities as of September 30, 2002 and June 30, 2002. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the reprising characteristics of funding sources are classified as available-for-sale.  These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future.  These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the consolidated statements of income as part of net interest income rather than in the trading profit or loss account. The Group’s investment in the Federal Home Loan Bank (FHLB) of New York has no readily determinable fair value and can only be sold to the FHLB at par value. Therefore, carrying value represents its fair value.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method.  Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, are reported separately in the consolidated statements of income.  The cost of securities sold is determined using the specific identification method.

Trading Securities

A summary of trading securities owned by the Group at September 30, 2002 and June 30, 2002 is as follows:

	(In thousands)
	September 30, 2002	June 30, 2002
P.R. Government and agency obligations	$447	$2,853
Mortgage-backed securities	33,119	6,406
Other debt securities	8	—
	$33,574	$9,259

At September 30, 2002, the Group’s trading portfolio weighted average yield was 4.45% (June 30, 2002 - 5.94%).

Investment securities available-for-sale

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available- for-sale at September 30, 2002 and June 30, 2002, were as follows:

	September 30, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Yield

US Treasury securities	$3,282	$246	$—	$3,528	6.91%
Puerto Rico Government and agency obligations	36,497	88	142	36,443	5.25%
Other debt securities	9,361	849	—	10,210	8.90%
FNMA and FHLMC certificates	1,230,443	40,224	—	1,270,667	5.61%
GNMA certificates	148,620	6,153	13	154,760	6.82%
Collateralized mortgage obligations (CMOs)	221,930	6,883	3	228,810	6.38%
Total securities available-for-sale	$1,650,133	$54,443	$158	$1,704,418	5.84%

	June 30, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Yield

US Treasury securities	$3,293	$188	$—	$3,481	5.78%
Puerto Rico Government and agency obligations	49,842	106	95	49,853	6.11%
Other debt securities	9,360	405	—	9,765	8.98%
FNMA and FHLMC certificates	1,169,484	24,327	260	1,193,551	6.17%
GNMA certificates	213,896	6,504	87	220,313	6.87%
CMOs	249,231	3,648	18	252,861	6.30%
Total securities available-for-sale	$1,695,106	$35,178	$460	$1,729,824	6.29%

The amortized cost and fair value of the Group’s investment securities available-for-sale at September 30 2002, by contractual maturity, are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Amortized Cost	Fair Value
After 1 to 5 years	$12,839	$13,021
After 5 to 10 years	6,984	6,959
After 10 years	29,317	30,202
	49,140	50,182
Mortgage-backed securities	1,600,993	1,654,236
	$1,650,133	$1,704,418

Proceeds from the sale of investment securities available-for-sale during the first quarter of fiscal 2003 totaled $130,143,000 (2002 - $78,027,000). Gross realized gains and losses on those sales during the first quarter of fiscal 2003 were $5,428,000 and $1,096,000, respectively, (2002 - $754,000 and $425,000 respectively).

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s business activity is with consumers located in Puerto Rico.  Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer.  The composition of the Group’s loan portfolio at September 30, 2002 and June 30, 2002 was as follows:

	(In thousands)
	September 30, 2002	June 30, 2002
Loans secured by real estate:
Residential - 1 to 4 family	$451,993	$415,635
Non-residential real estate loans	3,600	3,449
Home equity loans and secured personal loans	101,435	97,798
Commercial	17,845	30,906
	574,873	547,788
Less: deferred loan fees, net	(5,721)	(5,429)
Total loans secured by real estate	569,152	542,359
Other loans:
Commercial	24,106	10,540
Personal consumer loans and credit lines	20,349	21,931
Financing leases, net of unearned interest	228	295
Plus: deferred loan costs (fees), net	(194)	85
Loans receivable	613,641	575,210
Allowance for loan losses	(3,300)	(3,039)
Loans receivable, net	610,341	572,171
Loans held-for-sale (residential 1 to 4 family mortgage loans)	12,122	9,360
Total loans, net	$622,463	$581,531

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters ended September 30, 2002 and 2001.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2002 and June 30, 2002, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

NOTE 4 - PLEDGED ASSETS:

At September 30, 2002, residential mortgage loans and investment securities available for sale amounting to $350,349,900 and  $1,344,248,000 respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 5 - SUBORDINATED CAPITAL NOTES

In October 2001, Oriental Financial Group, Inc. Statutory Trust I, a wholly owned special purpose subsidiary of Oriental, was formed for the purpose of issuing company-obligated securities. On December 18, 2001, $35 million of trust redeemable preferred securities were issued by the Trust as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The securities have a par value of $35 million, bear interest based on 3 months LIBOR plus 360 basis points (4.84% at September 30, 2002 and 5.48% at June 30, 2002) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and mature on December 23, 2031. The securities may be called at par after five years. The proceeds from this issuance were used to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by Oriental, which have the same maturity and call provisions as the redeemable capital securities.

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

NOTE 6 - DERIVATIVES AND HEDGING ACTIVITIES

The Group utilizes various derivative instruments for hedging purposes, as part of the asset/liability management, and other than hedging purposes.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations and payments are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties.  The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options, such as caps and options, in managing its interest rate risk exposure.  The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group (cash flow hedging instruments used to hedge a forecasted transaction). Under the caps, the Group pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

Derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedge item.  In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedge item.  In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedge items.  If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

Certain contracts contain embedded derivatives.  When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

The Group’s swaps, excluding those used to manage exposure to the stock market discussed below, and caps outstanding and their terms at September 30, 2002 June 30, 2002 are set forth in the table below:

	(Dollars in thousands)
	September 30, 2002	June 30, 2002
Swaps:
Pay fixed swaps notional amount	$450,000	$500,000
Weighted average pay rate - fixed	4.85%	3.97%
Weighted average receive rate - floating	1.82%	1.53%
Maturity in months	7 to 97	1 to 100
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$250,000	$200,000
Cap rate	4.85%	4.81%
Current 90 day LIBOR	1.79%	1.86%
Maturity in months	18 to 59	21 to 59

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes: Standard & Poor’s 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the

Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposits are recorded in earnings.  At September 30, 2002, the notional amount of these agreements totaled $230,790,000 (June 30, 2002 - $226,140,000). Changes in fair value of options purchased and options embedded in certificates of deposit are recorded in earnings.

At September 30, 2002 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options represented an other asset of $3.6 million  ($7.8 million, June 2002) and the options sold to customers embedded in the certificates of deposits represented a liability of $5.1 million  ($10.5 million, June 2002) recorded in deposits. The fair value of the interest rate swaps represented a liability of $35.7 million ($22.6 million, June 2002) presented in “Accrued Expenses and Other Liabilities”. The fair value of the Caps represented an other asset of $3.0 million ($4.3 million as of June 30, 2002).

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

The Group’s largest business segment is retail banking. The Bank’s branches and treasury functions are its main components, with traditional banking products such as deposits and personal and commercial loans.

The Group’s second largest business segment is the financial services, which is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services) and the insurance subsidiary (Oriental Insurance, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, as well as corporate and individual trust services.

The Group’s third business segment is mortgage banking. It consists of the mortgage banking division, whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using as issuer another institution. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.  The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group Annual Report on Form 10-K.  Following are the results of operations and the selected financial information by operating segment for each of the quarters ended September 30:

	Unaudited - quarters ended September 30 (In thousands)
	Retail Banking	Financial Services	Mortgage Banking	Eliminations	Total

September 30, 2002
Net interest income	$17,814	$40	$312	$—	$18,166
Non-interest income	4,073	2,426	2,080	(1,012)	7,567
Non-interest expenses	(10,154)	(2,236)	(1,458)	1,012	(12,836)
Provision for loan losses	(840)	—	—	—	(840)
Income before income taxes	$10,893	$230	$934	$—	$12,057

Total Assets	$2,604,418	$6,278	$2,000	$(2,000)	$2,610,696

September 30, 2001
Net interest income	10,394	64	547	—	11,005
Non-interest income	3,581	2,701	1,561	(1,079)	6,764
Non-interest expenses	(7,860)	(2,417)	(1,281)	1,079	(10,479)
Provision for loan losses	(642)	—	—	—	(642)
Income before income taxes	$5,473	$348	$827	$—	$6,648

Total Assets	$2,163,243	$5,317	$2,000	$(2,227)	$2,168,333

NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

Effective July 1, 2002 the Group adopted the following Statements of Financial Accounting Standards (“SFAS”), which did not have a material effect on the Group’s consolidated financial Statements:

•                  SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement.

•                  SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

•                  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

•                  SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt - an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.  SFAS No.145 also amends SFAS No. 13, “Accounting for Leases”, which requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity  (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  SFAS No. 146 is not expected to have a material effect on the Group's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9”. Except for transaction between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted with SFAS No. 141, “Business Combinations” and SFAS No. 142 "Goodwill and Other Intangible Assets".  In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationships intangible assets and credit cardholders intangible assets. SFAS No. 147 is effective for acquisitions or impairment measurement of above intangibles effected on or after October 1, 2002. SFAS No. 147 is not expected to have a material effect on the Group's financial condition or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(In thousands, except for per share information)

	2002	2001	Variance%
EARNINGS, PER SHARE AND DIVIDENDS DATA:

Interest income	$37,714	$32,945	14.5%
Interest expense	19,548	21,940	-10.9%
Net interest income	18,166	11,005	65.1%
Provision for loan losses	840	642	30.8%
Net interest income after provision for loan losses	17,326	10,363	67.2%
Non-interest income	7,567	6,764	11.9%
Non-interest expenses	(12,836)	(10,479)	22.5%
Income before taxes	12,057	6,648	81.4%
Income tax expense	(483)	(39)	1138.5%
Net income	11,574	6,609	75.1%
Less: dividends on preferred stock	(597)	(597)	—
Net income available to common shareholders	$10,977	$6,012	82.6%
	—	—
Income per common share(1):
Basic	$0.80	$0.44	81.1%
Diluted	$0.75	$0.42	78.2%

Average shares and potential shares(1)	14,670	14,340	2.3%

Book value per common share(1)	$10.75	$7.48	43.8%
Market price at end of period(1)	$22.00	$18.32	20.1%
Cash dividends declared per share(1)	$0.150	$0.135	11.2%
Cash dividends declared	$2,069	$1,869	10.7%

PERIOD END BALANCES AND CAPITAL RATIOS:

Total financial assets
Trust assets managed	$1,341,455	$1,437,681	-6.7%
Broker-dealer assets gathered	960,267	1,007,375	-4.7%
Assets managed	2,301,722	2,445,056	-5.9%
Group total assets	2,610,696	2,168,333	20.4%
	$4,912,418	$4,613,389	6.5%
Interest-earning assets
Investments and securities	$1,757,406	$1,551,278	13.3%
Loans and leases (including loans held-for-sale), net	622,463	515,723	20.7%
	$2,379,869	$2,067,001	15.0%
Interest-bearing liabilities
Deposits	$1,001,532	$865,510	15.7%
Repurchase agreements	1,011,964	925,619	9.3%
Other borrowings	255,000	187,150	36.3%
	$2,268,496	$1,978,279	14.7%
Stockholders’ equity
Preferred equity	$33,500	$33,500	—
Common equity	148,148	103,504	43.1%
	$181,648	$137,004	32.6%
Capital Ratios:
Leverage capital	8.08%	6.53%
Total risk-based capital	24.90%	18.47%
Tier 1 risk-based capital	24.51%	18.08%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.84%	1.26%
Return on average common equity (ROE)	31.10%	26.21%
Efficiency ratio	52.47%	59.29%
Expense ratio	1.14%	1.03%
Interest rate spread	3.08%	2.24%
Number of financial centers	23	20

(1) Data adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

SELECTED FINANCIAL DATA

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands)

TABLE 1 -  ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in%	2002	2001*	Variance in BP	2002	2001*	Variance in%

A - TAX EQUIVALENT SPREAD

Interest-earning assets	$37,714	$32,945	14.48%	6.56%	6.80%	(24)	$2,301,077	$1,936,930	18.80%
Tax equivalent adjustment	13,751	9,445	45.59%	2.39%	1.95%	44	—	—	0.00%
Interest-earning assets - tax equivalent	51,465	42,390	21.41%	8.95%	8.75%	20	2,301,077	1,936,930	18.80%
Interest-bearing liabilities	19,548	21,940	-10.90%	3.48%	4.56%	(108)	2,244,990	1,924,630	16.65%
Net interest income / spread	$31,917	$20,450	56.07%	5.47%	4.19%	128	$56,087	$12,300	355.99%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$25,128	$21,219	18.4%	6.05%	6.33%	(28)	1,661,812	$1,339,993	24.02%
Investment management fees	(408)	(314)	29.9%	-0.10%	-0.09%	1	—	—	0.00%
Total investment securities	24,720	20,905	18.2%	5.95%	6.24%	(29)	1,661,812	1,339,993	24.02%
Trading securities	306	1,291	-76.3%	6.15%	6.92%	(77)	19,908	74,640	-73.33%
Money market investments	54	455	-88.1%	2.04%	4.17%	(213)	10,589	43,639	-75.74%
	25,080	22,651	10.7%	5.93%	6.21%	(28)	1,692,309	1,458,272	16.05%

Loans:
Real estate(1)	11,102	8,908	24.6%	8.13%	8.29%	(16)	546,021	429,907	27.01%
Consumer	750	807	-7.1%	14.61%	14.74%	(13)	20,540	21,898	-6.20%
Commercial	784	575	36.3%	7.48%	8.82%	(134)	41,950	26,076	60.88%
Financing leases(2)	(2)	4	-150.0%	-3.11%	2.06%	(517)	257	777	-66.92%
	12,634	10,294	22.7%	8.30%	8.60%	(30)	608,768	478,658	27.18%

	37,714	32,945	14.5%	6.56%	6.80%	(24)	2,301,077	1,936,930	18.80%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	50,517	46,174	9.41%
Now Accounts	320	286	11.9%	2.23%	4.18%	(195)	57,512	27,346	110.31%
Savings	400	582	-31.3%	1.96%	2.87%	(91)	81,515	81,031	0.60%
Time and IRA accounts	8,101	8,374	-3.3%	4.02%	4.99%	(97)	805,083	671,058	19.97%
	8,821	9,242	-4.6%	3.55%	4.48%	(93)	994,627	825,609	20.47%
Borrowings:
Repurchase agreements	4,605	8,180	-43.7%	1.85%	3.67%	(182)	993,483	892,729	11.29%
Interest rate risk management	3,443	2,238	53.8%	1.39%	1.00%	39	—	—	0.00%
Financing fees	76	55	38.2%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	8,124	10,473	-22.4%	3.27%	4.69%	(142)	993,483	892,729	11.29%
FHLB funds and term notes	2,091	2,225	—6.0%	3.77%	4.31%	(54)	221,880	206,292	7.56%
Subordinated Capital Notes	512	—	100.0%	5.85%	—	585	35,000	—	100.00%
	10,727	12,698	-15.5%	3.43%	4.62%	(119)	1,250,363	1,099,021	13.77%

	19,548	21,940	-10.9%	3.48%	4.56%	(108)	2,244,990	1,924,630	16.65%

Net interest income / spread	$18,166	$11,005	65.1%	3.08%	2.24%	84

Interest rate margin				3.16%	2.27%	89

Excess of interest-earning assets over interest-bearing liabilities							$56,087	$12,300	355.99%

Interest-earning assets over interest-bearing liabilities ratio							102.50%	100.64%

	Volume	Rate	Total
C. Changes in net interest income due to:

Interest Income:
Loans(1)	$2,797	$(457)	$2,340
Investments	3,633	(1,204)	2,429
	6,430	(1,661)	4,769

Interest Expense:
Deposits	$1,893	(2,314)	(421)
Borrowings	1,748	(3,719)	(1,971)
	3,641	(6,033)	(2,392)

Net Interest Income	$2,789	$4,372	$7,161

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands)

	2002	2001	Variance%
TABLE 2 - NON-INTEREST INCOME SUMMARY

Trust, money management, brokerage and insurance fees	$2,839	$3,175	-10.6%
Mortgage banking activities	1,941	1,370	41.7%
Non-banking service revenues	4,780	4,545	5.2%

Fees on deposit accounts	1,028	533	92.9%
Bank service charges and commissions	391	408	-4.2%
Other operating revenues	100	6	1566.7%
Bank service revenues	1,519	947	60.4%

Recurrent non-interest income	6,299	5,492	14.7%

Securities net activity	4,332	329	1216.7%
Trading net activity	420	1,106	-62.0%
Derivatives activity	(3,265)	(163)	1903.1%
Securities, derivatives and trading activities	1,487	1,272	16.9%

Leasing revenues (discontinued June 2000)	1	—	100.0%
Loss on sale of premises and equipment	(220)	—	-100.0%
Other non-recurrent non-interest income	(219)	—	-100.0%

Non-recurrent non-interest income	1,268	1,272	-0.3%

Total non-interest income	$7,567	$6,764	11.9%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$3,132	$2,444	28.2%
Variable compensation	1,510	1,228	23.0%
Compensation and benefits(1)	4,642	3,672	26.4%

Occupancy and equipment	2,160	1,963	10.0%
Advertising and business promotion	1,800	1,088	65.4%
Professional and service fees	1,826	1,032	76.9%
Communications	426	394	8.1%
Municipal and other general taxes	388	434	-10.6%
Insurance, including deposits insurance	141	123	14.6%
Printing, postage, stationery and supplies	273	208	31.3%
Other operating expenses(1)	1,179	487	142.1%
Other non-interest expenses	8,193	5,729	43.0%

Recurrent non-interest expenses	12,835	9,401	36.5%

Other non-recurrent expenses	1	279	-99.6%
Stock option cancellation	—	799	-100.0%
Non-recurrent non-interest expenses	1	1,078	-99.9%

Total non-interest expenses	$12,836	$10,479	22.5%

Recurrent non-interest income to recurrent expenses ratio	49.08%	58.42%	-15.99%

Relevant ratios and data(1):
Compensation to recurrent non-interest expenses	36.2%	39.1%
Variable compensation to total compensation	32.5%	33.4%
Compensation to total assets	0.71%	0.68%
Average compensation per employee (annualized)	$55.4	$43.0
Average number of employees(2)	399	362
Bank assets per employee	$7,793	$5,425

Total work force(3):
Banking operations	365	341
Trust operations	24	28
Brokerage operations	10	13
Insurance operations	43	44
	442	426

(1) Excludes non-recurring charges showed separately.

(2) Excludes contracted services.

(3) Includes contracted services.

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands)

	2002	2001	Change in %

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

Beginning balance	$3,039	$2,856	6.4%
Provision for loan losses	840	642	30.8%
Net credit losses - see table 6	(579)	(578)	0.2%
Ending balance	$3,300	$2,920	13.0%

Selected Data and Ratios:
Outstanding gross loans at September 30,	$625,763	$518,643	20.7%
Recoveries to net charge-off’s	27.4%	26.0%	5.2%
Allowance coverage ratio
Total loans	0.53%	0.56%	-6.3%
Non-performing loans	14.33%	16.44%	-12.8%
Non-real estate non-performing loans	197.01%	166.86%	18.1%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$—	$(14)	-100.0%
Recoveries	—	—	0.0%
	—	(14)	-100.0%
Consumer
Charge-offs	(430)	(362)	18.8%
Recoveries	71	78	-9.0%
	(359)	(284)	26.4%
Commercial
Charge-offs	—	—	0.0%
Recoveries	26	10	160.0%
	26	10	160.0%
Leasing
Charge-offs	(30)	(109)	-72.5%
Recoveries	61	91	-33.0%
	31	(18)	272.2%
Overdraft
Charge-offs	(337)	(296)	13.9%
Recoveries	60	24	150.0%
	(277)	(272)	1.8%
Net credit losses
Total charge-offs	(797)	(781)	2.0%
Total recoveries	218	203	7.4%
	$(579)	$(578)	0.2%
Net credit losses (recoveries) to average ratio:	—	—
Real estate	0.00%	0.01%
Consumer	6.99%	5.19%
Commercial	-0.25%	-0.15%
Leasing	-48.25%	9.27%
Total	0.38%	0.48%

Average loans:
Real estate	$546,021	$429,907	27.0%
Consumer	20,540	21,898	-6.2%
Commercial	41,950	26,076	60.9%
Leasing	257	777	-66.9%
Total	$608,768	$478,658	27.2%

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands)

	2002	2001	Change in %

TABLE 6 - LOAN LOSS RESERVE BREAKDOWN:

Consumer	$1,564	$1,405	11.3%
Commercial	301	359	-16.2%
Financing leases	51	250	-79.6%
Non-real estate	1,916	2,014	-4.9%
Real estate	1,384	906	52.8%
	$3,300	$2,920	13.0%

Allowance composition percentage
Consumer	47.4%	48.1%
Commercial	9.1%	12.3%
Financing leases	1.5%	8.6%
Non-real estate	58.1%	69.0%
Real estate	41.9%	31.0%
	100.0%	100.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets
Non-performing loans	$23,028	$17,759	29.7%
Foreclosed real estate	1,201	750	60.1%
Repossessed autos	12	15	-20.0%
	$24,241	$18,524	30.9%

Non-performing assets to total assets:	0.93%	0.85%	8.7%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans
Consumer	$535	$596	-10.2%
Financing leases	104	509	-79.6%
Commercial	1,010	598	68.9%
Other	26	47	-44.7%
Non-real estate	1,675	1,750	-4.3%
Real estate	21,353	16,009	33.4%
Total	$23,028	$17,759	29.7%

Non-performing loans composition
Consumer	2.3%	3.4%	-30.8%
Financing leases	0.5%	2.9%	-84.2%
Commercial	4.4%	3.4%	30.3%
Other	0.1%	0.3%	-57.3%
Non-real estate	7.3%	9.6%	-24.1%
Real estate	92.7%	90.1%	2.9%
Total	100.0%	100.0%	0.0%

Non-performing loans to:
Total loans	3.68%	3.40%	8.2%
Total assets	0.88%	0.82%	7.4%
Total capital	12.68%	12.96%	-2.2%

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2002, 2001  and JUNE 30, 2002

(Dollars in thousands)

	September 30, 2002	September 30, 2001	Variance %	June 30, 2002

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION

Investments:
Mortgage-backed securities	$1,687,371	$1,465,152	15.2%	$1,673,131
U.S. Government and agency obligations	3,528	16,153	-78.2%	3,481
P.R. Government and agency obligations	36,890	9,632	283.0%	52,706
Other debt Securities	10,203	9,338	9.3%	9,765
Short-term investments	2,094	33,795	-93.8%	1,032
FHLB stock	17,320	17,208	0.7%	17,320
	1,757,406	1,551,278	13.3%	1,757,435
Loans:
Real estate, mainly residential	551,307	457,553	15.6%	511,633
Consumer	20,501	22,582	-9.2%	22,077
Commercial	41,605	26,691	55.9%	41,205
Financing leases(1)	228	607	-62.4%	295
Loans receivable	613,641	507,433	16.5%	575,210
Allowance for loan losses	(3,300)	(2,920)	13.0%	(3,039)
Loans receivable, net	610,341	504,513	16.5%	572,171
Loans held for sale	12,122	11,210	209.7%	9,360
Total loans receivable, net	622,463	515,723	20.7%	581,531

Securities and loans sold but not yet delivered	153,021	—	100.00%	71,750

Total securities and loans	2,532,890	2,067,001	22.5%	2,410,716
Other assets	77,806	101,332	-23.2%	78,425
Total assets	$2,610,696	$2,168,333	20.4%	$2,489,141

Investments portfolio composition:
Mortgage-backed securities	96.0%	94.4%		95.2%
U.S. and P.R. Government securities	2.3%	1.7%		3.2%
FHLB stock and other investments	1.7%	3.9%		1.6%
	100.0%	100.0%		100.0%
Loan portfolio composition:
Real Estate	90.0%	90.4%		89.1%
Consumer	3.3%	4.4%		3.8%
Commercial	6.6%	5.1%		7.0%
Financing leases(1)	0.1%	0.1%		0.1%
	100.0%	100.0%		100.0%

(1) Discontinued in June 2000

	September 30, 2002	September 30, 2001	Variance %	June 30, 2002

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION

Deposits:
Non-interest bearing deposits	$57,678	$48,565	18.8%	$67,142
Now Accounts	60,258	30,235	99.3%	43,738
Savings Accounts	83,316	80,648	3.3%	79,269
Time deposits and IRA accounts	800,280	706,062	13.3%	777,083
	1,001,532	865,510	15.7%	967,232
Accrued interest	2,200	2,571	-14.4%	1,618
	1,003,732	868,081	15.6%	968,850
Borrowings:
Repurchase agreements	1,011,964	925,619	9.3%	996,869
FHLB funds	205,000	157,150	30.4%	208,200
Subordinated Capital Notes	35,000	—	100.0%	35,000
Term notes	15,000	30,000	-50.0%	15,000
	1,266,964	1,112,769	13.9%	1,255,069

Securities purchased but not yet received	97,818	—	100.0%	56,195

Total interest-bearing liabilities	2,368,514	1,980,850	19.6%	2,280,114
Other liabilities	60,534	50,479	19.9%	42,598
Total liabilities	$2,429,048	$2,031,329	19.6%	$2,322,712

Deposits portfolio composition:
Savings and demand deposits	5.7%	5.6%		6.9%
Time deposits and IRA accounts	79.7%	81.3%		80.2%
Accrued Interest	14.6%	13.1%		12.9%
	100.0%	100.0%		100.0%
Borrowings portfolio composition:
Repurchase agreements	79.9%	83.2%		79.4%
FHLB funds	16.2%	14.1%		16.6%
Subordinated Capital Notes	2.8%	0.0%		2.8%
Term notes and other sources of funds	1.1%	2.7%		1.2%
	100.0%	100.0%		100.0%

	September 30, 2002	September 30, 2001	Variance %	June 30, 2002
TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

Capital data:
Stockholders’ equity	$181,648	$137,004	32.6%	$166,429
Leverage Capital (minimum required - 4.00%)	8.08%	6.53%	23.8%	7.80%
Total Risk-Based Capital (minimum required - 8.00%)	24.90%	18.47%	34.8%	22.10%
Tier 1 Risk-Based capital (minimum required - 4.00%)	24.51%	18.08%	35.6%	21.76%

Stock data:
Outstanding common shares, net of treasury(1)	13,778	13,842	-0.5%	13,766
Book value	$10.75	$7.48	43.8%	$9.66
Market Price at end of period(1)	$22.00	$18.32	20.1%	$25.36
Market capitalization	$303,116	$253,558	19.5%	$349,106

Common dividend data:
Cash dividends declared	$2,069	$1,869	10.7%	$7,842
Cash dividends declared per share	$0.150	$0.135	11.2%	$0.600
Payout ratio	18.85%	31.07%	-39.3%	21.74%
Dividend yield	2.57%	3.12%	-17.6%	3.12%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods.  Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

	Price		Cash Dividend Per share
	High	Low
Fiscal 2003
September 30, 2002	$25.38	$20.60	$0.1500

Fiscal 2002:
June 30, 2002	$25.36	$19.50	$0.1500
March 31, 2002	$21.92	$16.18	$0.1500
December 31, 2001(1)	$18.91	$16.06	$0.1350
September 30, 2001(1)	$20.17	$15.18	$0.1350

Fiscal 2001(1):
June 30, 2001	$17.27	$11.68	$0.1375
March 31, 2001	$13.47	$11.59	$0.1375
December 31, 2000	$13.69	$10.00	$0.1375
September 30, 2000	$14.09	$10.62	$0.1375

TABLE 12 - FINANCIAL ASSETS SUMMARY

	September 30, 2002	September 30, 2001	Variance %	June 30, 2002
Financial assets:
Trust assets managed	$1,341,455	$1,437,681	-6.7%	$1,382,268
Assets gathered by broker-dealer	960,267	1,007,375	-4.7%	1,118,181
Managed assets	2,301,722	2,445,056	-5.9%	2,500,449
Group assets	2,610,696	2,168,333	20.4%	2,489,141
	$4,912,418	$4,613,389	6.5%	$4,989,590

(1) Adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

Critical Accounting Policies

The consolidated financial statements of the Group are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles") and with general practices within the financial industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

Allowance for Loan Losses. The Group assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group's loan portfolio. The Group's management evaluates the adequacy of the allowance for loan losses on a monthly basis. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.  In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Any significant changes in these considerations would have an impact on the allowance for loan losses.

Financial Instruments. Certain financial instruments including derivatives, hedged items and investment securities available for sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.

OVERVIEW OF FINANCIAL PERFORMANCE

Net income for the quarter ended September 30, 2002, was $11.6 million ($0.75 diluted per share), a substantial increase of 75 percent from the $6.6 million ($0.42 diluted per share) reported in the quarter ended September 30, 2001.

Core operating income, defined by management as net credit income (net interest income after provision for loan losses) plus recurrent non-interest income less recurrent non-interest expenses, categories representing the Group’s day-to-day operations, was $10.8 million for the September 2002 quarter, which is a 67.1 percent increase over core operating income of $6.5 million for the September 2001 quarter.

Return on common equity (ROE) was 31.10 percent for the quarter ended September 30, 2002; from a 26.21 percent ROE (a 18.7% increase) registered in the quarter ended September 30, 2001. Return on assets (ROA) was 1.84 percent for the September 2002 quarter versus a 1.26 percent for the September 2001 quarter (a 46.0% increase).

Favorable interest rate levels during fiscal year 2003, plus management’s emphasis on secured lending, facilitated improvements in the Group’s performance and earnings forecast. Quarterly net credit income, increased 67.2% to reach a  $17.3 million, compared to $10.4 million in the quarter ended September 30, 2001.

Interest income increased 14.5 percent, from $32.9 million in the quarter ended September 30, 2001, to $37.7 million in the quarter ended September 30, 2002. On the other hand, interest expense declined 10.9 percent, from $21.9 million for the quarter ended September 30, 2001, to $19.5 million for the quarter ended September 30, 2002, as a result of lower cost of funds. The quarterly provision for loan losses increased 30.8 percent, from $642,000 for the September 2001 quarter to $840,000 for the September 2002 quarter, reflecting the impact of the loan portfolio growth, as more reserve is required to match historical loss experience.

Brokerage, trust and insurance revenues decreased 10.6 percent, from $3.2 million in the September 2001 quarter to $2.8 million in the current September quarter, mainly due to the substantial declined experienced in the equity market, affecting our brokerage activity which experienced a 16.1 percent decreased, from $1.6 million in the quarter ended September 30, 2001 to $1.4 million for the same period of fiscal 2003.

Revenues from mortgage-banking activities increased 41.7 percent, from $1.4 million for the September 2001 quarter to $1.9 million for the September 2002 quarter, even though mortgage production decreased 12 percent, from $102.9 million for the quarter ended September 30, 2001 to $91.3 million for the quarter ended September 30, 2002. Revenues increased because of favorable current market conditions to securitized mortgage loans and subsequently selling them in the secondary market consequently recognizing fees that otherwise should be deferred.

Non-interest expenses increased 22.5 percent from $10.5 million for the quarter ended September 30, 2001 to $12.8 million for the quarter ended September 30, 2002. The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investments in technology, professional fees for consulting engagements related to new services, and increased variable compensation to encourage insurance and financial product sales and mortgage loan originations.

Total financial assets (including assets managed by the trust department and broker-dealer subsidiary) increased 6.5 percent to $4.912 billion as of September 30, 2002, compared to $4.613 billion as of September 30, 2001. Assets managed by the Group’s trust department and broker-dealer subsidiary decreased 5.9 percent year-to-year to $2.302 billion from $2.445 billion reflecting the impact of the overall equity market downturn. The Group’s bank assets increased a 20.4 percent, reaching $2.611 billion as of September 30, 2002 versus $2.168 billion as of September 30, 2001.

The Group’s strategy to re-balance the asset mix, giving greater emphasis to the loan portfolio over the investment portfolio, was highly successful. The loan portfolio grew by 20.7 percent to $622.4 million as of September 30, 2002, compared to $515.7 million for the same period in the previous year. Most of the growth came from residential mortgage loans. The investment portfolio grew more modestly, increasing by 13.3 percent to $1.76 billion as of September 30, 2002, against $1.55 billion a year earlier.

On the liability side, deposits increased 15.6 percent from $868 million at September 30, 2001 to $1.004 billion at September 30, 2002, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

Finally, the Group continued its program for repurchasing its common stock, reacquiring 42,500 shares during the September 2002 quarter at a cost of $944,000. Stockholders’ equity as of September 30, 2002 was $181.6 million, increasing 32.6 percent from $137.0 million as of September 30, 2001. This increase in part reflects the impact of the net income and the mark-to-market valuation of securities and derivatives.

Net Interest Income

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and reprising of its assets and liabilities to maintain its net interest income at adequate levels.

For the first quarter of fiscal 2003, the Group’s net interest income amounted to $18.2 million, up 65.1% from $11.0 million in the same period of fiscal 2002. This increase in net interest income was primarily due to a positive rate variance of $4.4 million that stems from the impact of low interest rate levels resulting in a lower average cost of funds (3.48% in fiscal 2003 versus 4.56% in fiscal 2002), combined with a positive growth of the investments and loans portfolios.

Interest rate spread rose 89 basis points during the first quarter of fiscal 2003, to 3.16% from 2.27% in the first quarter of fiscal 2002. This was mainly due to: (1) an decrease in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of secured mortgage loans. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the first quarter of fiscal 2003 totaled $37.7 million, up 14.5% from $32.9 million posted in the same period of fiscal 2002. The increase in interest income results from a larger volume of average interest-earning assets ($2.301 billion in fiscal 2003 versus $1.937 billion in fiscal 2002) tempered by a decline in their yield performance (6.56% in fiscal 2003 versus 6.80% in fiscal 2002).

Most of the increase in interest-earning assets was mainly on the loan portfolio. For the first quarter of fiscal 2003, the average volume of total loans grew by 27.18% ($608.8 million in fiscal 2003 versus $478.7 million in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in residential loans as Oriental continued to take advantage of favorable market conditions.

For the first quarter of fiscal 2003, the average yield on interest-earning assets was 6.56%, 24 basis points lower than the 6.80% reported a year ago. The yield dilution experienced was mainly related to: (i) the expansion of Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the loan portfolio; reflecting the decrease on market rates, (8.30% in fiscal 2003 versus 8.60% in fiscal 2002) mainly due to a lower yield mortgage loan portfolio, 8.13% for first quarter of fiscal 2003 versus 8.29% for same period of fiscal 2002.

Interest expense for the first quarter of fiscal 2003 narrowed 10.9% to $19.5 million from $21.9 million reported in the comparable period of fiscal 2002. A larger base of average interest-bearing liabilities ($2.245 billion in 2003 versus $1.925 billion in 2002) used to fund the growth of the Group’s interest-earning assets, combined with a lower average cost of funds (3.48% in fiscal 2003 versus 4.56% in fiscal 2002) due to sustained low interest rates, drove the decrease. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s investment portfolio, drove this increase in interest-bearing liabilities. See Table 1 for the impact in interest expense due to changes in volume and rate.

The cost of short-term financing has substantially decreased, reflecting the decline on market rates. For the quarter ended September 30, 2002, the cost of borrowings decreased 119 basis points (3.43% in fiscal 2003 versus 4.62% in fiscal 2002).

Non-Interest Income

As a diversified financial services provider (see Table 2), the Group’s earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, the level of mortgage banking activities, fees generated from loans and deposit accounts and insurance.

Recurrent non-interest income (excluding securities, derivatives and trading activities) rose to $6.3 million or 14.7% in the first quarter of fiscal 2003, compared to $5.5 million in the first quarter of fiscal 2002.

Trust, money management and brokerage fees, one of the principal component of recurrent non-interest income, showed a decrease during the first quarter of fiscal 2003, falling 10.6% to $2.8 million from $3.2 million in the first quarter of fiscal 2002, reflecting the impact of the overall equity market downturn.

For the first quarter of fiscal 2003, gains generated by mortgage banking activities amounted to $1.9 million, a 41.7% higher than the $1.4 million for the first quarter of fiscal 2002. This increase reflects a better market conditions. Although mortgage production decreased 11%, from $102.8 million for the quarter ended September 30, 2001 to $91.3 million for the quarter ended September 30, 2002, mortgage banking revenues increased because of management’s current strategy to take advantage of current market favorable conditions to convert mortgage loans and selling them on the secondary market, consequently recognizing the amount of fees otherwise deferred.

Bank service fees and other operating revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services. These revenues totaled $1.5 million in the first quarter of fiscal 2003, a 60.4% increase versus $947,000 reported in the same period of fiscal 2002. This increase is mainly due to fees on deposits revenues which almost doubled from $533,000 to $1.0 million in the first quarter of fiscal 2003, reflecting the expansion of the deposits base (see Liabilities and Funding Sources).

Non-Interest Expenses

As shown in Table 3, recurrent non-interest expenses for the first quarter of fiscal 2003 increased 36.5% to $12.8 million from $9.4 million in the comparable period of fiscal 2002. The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investment in technology, professional fees for consulting engagements related to new services and the outsourcing of certain internal procedures, and increase variable compensation to encourage insurance and financial products sales and mortgage loan originations.

Employee compensation and benefits is the Group’s largest non-interest expense category. For the first quarter of fiscal 2003, it increased 26.4% to $4.6 million versus $3.7 million in the same period of fiscal 2002.  Refer to Table 3 for more selected data regarding employee compensation and benefits reflecting an expansion of the work force and increasing variable compensation (commissions) to encourage higher volume of business.

Non-Operating Activities

As shown on Table 2, the first quarter of fiscal 2003, reflect a substantial gain of $4.3 million on sale of securities available for sale compared to a gain of $329,000 in the first quarter of fiscal 2002.  In addition, the first quarter of fiscal 2003, reflect a loss of $3.3 million on derivatives activities, a considerable increase from a loss of $163,000 for the same period of fiscal 2002 as the expectations for interest rate increment is not foreseen in a near future, causing the mark to market of derivatives going down. For more information see “Derivatives and Hedging Activities” on note 6 to the unaudited Consolidated Financial Statements.

Provision for Loan Losses

The provision for loan losses in the first quarter of fiscal 2003 totaled $840,000 up 30.8% from the $642,000 reported in the same period of fiscal 2002. The increase in direct relationship with the growth of the loan portfolio that had increased 20.7% when compared to the same period of previous fiscal year. However, the net credit loss ratio decreased from .48% to .38% in the first quarter of fiscal 2002 and 2003, respectively. Please refer to the allowance for loan losses and non-performing assets section on Table 4 to Table 8 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Provision for Income Taxes

The Group recognized a provision for income tax of $483,000 in the first quarter of fiscal 2003 compared with an income tax expense of $39,000 for the same period of fiscal 2002 in direct relationship with an increase of 81.4% in income before income taxes. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

Group’s Assets

At September 30, 2002, the Bank’s total assets (including holding company) amounted to $2.611 billion, an increase of 20.4% when compared to $2.168 billion a year ago. At the same date, interest-earning assets reached $2.380 billion, up 15.0% versus $2.067 billion a year earlier. The Group’s strategy to re-balance the asset mix, giving greater emphasis to the loan portfolio over the investment portfolio, was highly successful. The loan portfolio grew by 20.7 percent to $622.4 million as of September 30, 2002, compared to $515.7 million for the same period in the previous year. Most of the growth came from residential mortgage loans. The investment portfolio grew modestly, increasing by 13.3 percent to $1.76 billion as of September 30, 2002, against $1.55 billion a year earlier.

Investments are Oriental’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P. R. Government municipal bonds. At September 30, 2002, the Group’s investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group’s effective tax rate (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

A sustained growth in mortgage-backed securities, CMO’s, U.S. and P.R. government securities drove the investment portfolio expansion. They increased 15.8% to $1.7 billion (98.9% of the total portfolio) from $1.5 billion (96.7% of the total portfolio) the year before, even though Oriental’s current strategy of increasing the loan portfolio and keeping investments at current levels.

At September 30, 2002, Oriental’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $622.5 million, 20.7% higher than the $515.7 million a year ago. Late in the second quarter of fiscal 2001, the Group’s loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 9 and Note 3 to the Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The Group’s real estate loans portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At September 30, 2002, the real estate loans portfolio, which includes loans held for sale, amounted to $563.4 million (90.0% of total loan portfolio).

The second largest component of the Group’s loan portfolio is commercial loans, most of which are collateralized by real estate. At September 30, 2002, the commercial loan portfolio totaled $41.6 million (6.6% of the Group’s loan portfolio). The consumer loan portfolio totaled $20.5 million (3.3% of the portfolio). The Group discontinued lease originations on June 30, 2000 and sold its portfolio, as previously reported.

Liabilities and Funding Sources

As shown in Table 10, at September 30, 2002, Oriental’s total liabilities reached  $2.429 billion, 19.6% higher than the $2.031 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $2.369 billion at the end of the first quarter of fiscal 2003 versus $1.981 billion the year before, a 19.6% increase. The rise in repurchase agreements and FHLB funds to fund the expansion of the investment portfolio drove this growth along with an increase in deposits.

At September 30, 2002, deposits, the second largest category of the Group’s interest-bearing liabilities and a cost-effective source of funding, reached $1.004 billion, up 15.6% versus the $868.1 million a year ago. A $94.2 million increase or 13.3% in time deposits and IRA accounts combined with a $41.8 million or 26.2% increase in demand and savings deposits contributed to this growth. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

Borrowings are Oriental’s largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital notes and lines of credit. At September 30, 2002, they amounted to $1.267 billion, 13.9% higher than the $1.113 billion a year ago, mainly in repurchase agreements and FHLB funds. This increase reflects the funding required to keep our investment portfolio growth as previously mentioned.

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

Stockholders’ Equity

At September 30, 2002, Oriental’s total stockholders’ equity was $181.6 million, a 32.6% increase from $137.0 million a year ago. In addition to earnings from operations, this rise reflects an increase on the unrealized gain of investment securities available for sale partially offset by the impact of FAS 133 derivatives activities. For more of the Group’s stockholders’ equity activity, refer to the Unaudited Consolidated Statement of Changes in Stockholders’ Equity and of Comprehensive Income (loss).

During the first quarter of fiscal year 2003, the Group repurchased 42,500 common shares bringing to 1,576,691 shares (with a cost of $34.6 million) the number of shares held by the Group’s treasury.  The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2002, the Group’s market value for its outstanding stock was $303.1 million ($22.00 per share) see Table 11.

During the first quarter of fiscal year 2003 and 2002, the Group declared dividends, on its common stock amounting to $2.1 million ($0.15 per share) and $1.9 ($0.135 per share) respectively. Dividend yield was 2.57% and 3.12%, for the first quarter of fiscal year 2003 and 2002 respectively.

Under the regulatory framework for prompt corrective action, for banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized.  The Bank exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Bank’s assets. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

As shown on Table 12, the Group’s total financial assets include the Bank’s assets and assets managed by the trust and brokerage business. At September 30, 2002, they reached $4.912 billion — up 6.5% from $4.613 billion a year ago. The Group’s financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to Group’s Assets under Financial Condition.

Oriental’s second largest financial assets component is assets managed by the trust. The Group’s trust offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At September 30, 2002, total assets managed by the Group’s trust amounted $1.341 billion, 6.7% lower than the $1.438 billion a year ago.  This decrease was mainly due to assets valuation in line with the equity market downturn.

The other financial asset component is assets gathered by the broker-dealer.  The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client’s base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 2002, total assets gathered by the broker-dealer from its customer investment accounts reached $960.2 million, down 4.7% from $1.007 billion a year ago, also as a result of the equity market downturn.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At September 30, 2002, the Group’s allowance for loan losses amounted to $3.3 million (0.53% of total loans) versus $2.9 million (0.56% of total loans) a year earlier. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  Oriental’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses.  This methodology consists of several key elements.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for leases and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgages, consumer loans, and leases are considered homogeneous and are evaluated collectively for impairment. For the five-year period ended June 30, 2002, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

For loans that are not individually graded, the Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories.  The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:

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

Net credit losses for the first quarter of fiscal 2003, totaled  $579,000 (0.38% of average loans), a increase of 0.2% when compared to $578,000 (0.48% of average loans) for the same period of fiscal 2002. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

The Group’s non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 7). At September 30, 2002, the Group’s non-performing assets totaled $24.2 million (0.93% of total assets) versus $18.4 million (0.85% of total assets) at the same date of previous fiscal year.  The increase was principally due to a higher level of non-performing loans; mainly low credit risk non-performing mortgage loans.

At September 30, 2002, the allowance for loan losses to non-performing loans coverage ratio was 14.33%. Excluding the lesser-risk real estate loans, the ratio is much higher, 197.01%. Detailed information concerning each of the items that comprise non-performing assets follows:

•                  Real estate loans - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At September 30, 2002, the Group’s non-performing real estate loans totaled $21.4 million (92.7% of the Group’s non-performing loans).  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•                  Commercial business loans - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At September 30, 2002, the Group’s non-performing commercial business loans amounted to $1.0 million (4.4% of the Group’s non-performing loans).  Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•                  Finance leases - are placed on non-accrual status when they become 90 days past due. At September 30, 2002, the Group’s non-performing financing leases portfolio amounted to $104,000 (0.5% of the Group’s total non-performing loans).  The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•                  Consumer loans - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days.  At September 30, 2002, the Group’s non-performing consumer loans amounted to $535,000 (2.3% of the

Group’s total non-performing loans).

•                  Foreclosed real estate  - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At September 30, 2002, foreclosed real estate balance was $1.2 million.

•                  Other repossessed assets - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses.  At September 30, 2002, the inventory of repossessed automobiles consisted of two units amounting to $12,000.

Item - 3

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

Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates which mainly occurs when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a “maturity mismatch” or “gap”.  The Group employs various techniques to assess the degree of interest rate risk.

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities.  As a result, the Group uses interest rate swaps and caps as a hedging mechanism to offset said mismatch and control exposures of interest rate risk derivatives.  Under the swaps, the Group pays a fixed annual cost and receives a floating ninety-day payment based on LIBOR.  Floating rate payments received from the swap counterparty correspond to the floating rate payments made on the borrowings or notes thus resulting in a net fixed rate cost to the Group.  Interest rate caps provide protection against increases in interest rates above cap rates.

The Group is exposed to a reduction in the level of Net Interest Income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at September 30, 2002 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

Change in Interest rate	Expected NII(1)	Amount Change	Percent Change

Base Scenario
Flat	$80,597	$—	0.00%
+ 200 Basis points	$73,857	$(6,740)	-8.36%
- 200 Basis points	$82,327	$1,730	2.15%

Growth Scenario
Flat	$81,035	$—	0.00%
+ 200 Basis points	$74,852	$(6,183)	-7.63%
- 200 Basis points	$83,144	$2,109	2.60%

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

At September 30, 2002, the Group’s liquidity was deemed appropriate. At such date the Group’s liquid assets amounted to $1.645 billion, this includes $24 million available from unused lines of credit with other financial institutions and $113.6 million of borrowing potential with the FHLB. The Group’s liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

Item - 4

Controls and Procedures

As of August 22, 2002, an evaluation was performed under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Group’s management, including the CEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of August 22, 2002. There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect internal controls subsequent to August 22, 2002.

PART - 2     OTHER INFORMATION

Item - 1

LEGAL PROCEEDINGS

On August 11, 2001, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc., a stock insurance corporation organized under the laws of the State of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of such claim for recovery of losses resulting from dishonest and fraudulent acts and omission by a group of former employees. The case is currently on the discovery phase.

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

Item - 2

CHANGES IN SECURITIES

None

Item -  3

DEFAULTS UPON SENIOR SECURITIES

None

Item - 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

Item - 5

OTHER INFORMATION

Item - 6

EXHIBITS AND REPORTS ON FORM 8-K

A- Exhibits

99.1 - Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2 -  Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

B - Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ JOSE E. FERNANDEZ
José E. Fernández
Chairman of the Board, President and Chief Executive Officer		Dated: November 13, 2002

By:	/s/ RAFAEL VALLADARES
Rafael Valladares
Senior Vice President - Principal Financial Officer		Dated: November 13, 2002

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, José Enrique Fernández, Chairman of the Board of Directors, President and Chief Executive Officer of Oriental Financial Group, Inc., certify that:

1.                 I have reviewed this quarterly report on Form 10-Q of Oriental Financial Group, Inc.;

2.                 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                 The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By	/s/ José Enrique Fernández
José Enrique Fernández
Chairman of the Board, President,
Chief Executive Officer

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Rafael Valladares, Senior Vice President and Principal Financial Officer of Oriental Financial Group, Inc, certify that:

1.                 I have reviewed this quarterly report on Form 10-Q of Oriental Financial Group, Inc.;

2.                 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                 The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By	/s/ Rafael Valladares
Rafael Valladares
Senior Vice President and
Principal Financial Officer