Form 10-Q
period 2002-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2003-02-12
CIK 1030469

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002

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

17,352,236 common shares ($1.00 par value per share) outstanding as of December 31, 2002

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

Unaudited consolidated statements of financial condition at December 31, 2002 and June 30, 2002

Unaudited consolidated statements of income for the quarter and six-month periods ended December 31, 2002 and 2001

Unaudited consolidated statements of changes in stockholders’ equity for the six-month periods ended December 31, 2002 and 2001

Unaudited consolidated statements of comprehensive income (loss) for the quarter and six-month periods ended December 31, 2002 and 2001

Unaudited consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001

Notes to unaudited consolidated financial statements

Item - 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item - 3	Quantitative and Qualitative Disclosures about Market Risk

Item - 4	Controls and Procedures

PART - 2	OTHER INFORMATION:

Item - 1	Legal Proceedings

Item - 2

Change in Securities and Use of Proceeds

Item - 3	Defaults upon Senior Securities

Item - 4	Submissions of Matters to a Vote of Security Holders

Item - 5

Other Information

Item - 6

Exhibits and Reports on Form 8-K

Signatures

Certifications

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2002 AND JUNE 30, 2002

(In thousands, except shares information)

	December 31, 2002	June 30, 2002
ASSETS

Cash and due from banks	$11,508	$9,280

Investments:
Short term investments - money market	878	1,032
Trading securities that cannot be repledged, at fair value	1,448	9,259
Investment securities available-for-sale, at fair value:
Securities pledged that can be repledged	1,675,979	1,031,274
Other investment securities	353,595	698,550
Total investment securities available-for-sale	2,029,574	1,729,824
Federal Home Loan Bank (FHLB) stock, at cost	17,320	17,320
Total investments	2,049,220	1,757,435

Securities and loans sold but not yet delivered	16,884	71,750

Loans:
Loans held-for-sale, at lower of cost or market	13,516	9,360
Loans receivable, net of allowance for loan losses of $3,901 (June 30, 2002 - $3,039)	652,874	572,171
Total loans, net	666,390	581,531

Accrued interest receivable	17,256	15,698
Foreclosed real estate, net	410	476
Premises and equipment, net	17,946	17,988
Other assets, net	25,997	34,983

Total assets	$2,805,611	$2,489,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Savings and demand	$203,048	$190,149
Time and IRA accounts	746,206	777,083
	949,254	967,232
Accrued interest	2,077	1,618
Total deposits	951,331	968,850

Borrowings:
Securities sold under agreements to repurchase	1,247,288	996,869
Advances from FHLB	211,000	208,200
Subordinated capital notes	35,000	35,000
Term notes	15,000	15,000
Total borrowings	1,508,288	1,255,069

Securities purchased but not yet received	90,550	56,195
Accrued expenses and other liabilities	61,866	42,598
Total liabilities	2,612,035	2,322,712

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 19,323,099 shares issued (June 30, 2002 - 15,299,698 shares)	19,323	15,300
Additional paid-in capital	54,260	52,670
Legal surplus	18,456	15,997
Retained earnings	87,878	75,806
Treasury stock, at cost, 1,970,863 shares (June 30, 2002 - 1,534,191 shares)	(34,618)	(33,674)
Accumulated other comprehensive income, net of tax expense of $3,887 (June 30, 2002 - $1,977)	14,777	6,830
Total stockholders’ equity	193,576	166,429

Total liabilities and stockholders’ equity	$2,805,611	$2,489,141

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(In thousands, except for per share data)

	Quarter Period		Six-Month Period
	2002	2001	2002	2001
Interest income:
Loans and leases, including fees	$12,812	$11,674	$25,447	$21,968
Mortgage-backed securities	24,023	22,445	48,423	43,888
Investment securities	852	478	1,478	1,231
Short term investments	164	232	218	687
Total interest income	37,851	34,829	75,566	67,774

Interest expense:
Deposits	8,512	8,831	17,333	18,072
Securities sold under agreements to repurchase	8,311	9,799	16,435	20,273
Other borrowed funds	2,088	1,891	4,179	4,116
Subordinated capital notes	503	65	1,015	65
Total interest expense	19,414	20,586	38,962	42,526

Net interest income	18,437	14,243	36,604	25,248
Provision for loan losses	1,100	525	1,940	1,167
Net interest income after provision for loan losses	17,337	13,718	34,664	24,081

Non-interest income (losses):
Trust, money management, brokerage and insurance fees	3,974	4,014	6,813	7,190
Banking service revenues	1,458	985	2,978	1,932
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,709	1,775	3,651	3,518
Securities available-for-sale	2,056	2,401	6,388	2,731
Trading securities	120	(278)	540	828
Derivatives activities	(725)	(766)	(3,990)	(930)
Premises and equipment	—	—	(220)	—
Loans	—	104	—	104
Total non-interest income, net	8,592	8,235	16,160	15,373

Non-interest expenses:
Compensation and employees’ benefits	4,526	3,782	9,168	8,254
Occupancy and equipment	2,193	2,024	4,353	3,987
Advertising and business promotion	1,783	1,765	3,583	2,853
Professional and service fees	1,517	1,153	3,344	2,442
Communications	397	340	821	734
Taxes other than on income	388	432	776	866
Insurance, including deposit insurance	205	154	347	278
Printing, postage, stationery and supplies	236	184	510	392
Other	1,226	1,214	2,407	2,096
Total non-interest expenses	12,471	11,048	25,309	21,902

Income before income taxes	13,458	10,905	25,515	17,552
Income tax expense	(943)	(532)	(1,426)	(571)
Net income	12,515	10,373	24,089	16,981
Less: Dividends on preferred stock	(597)	(597)	(1,193)	(1,193)
Net income available to common shareholders	$11,918	$9,776	$22,896	$15,788

Income per common share:
Basic	$0.69	$0.57	$1.33	$0.92
Diluted	$0.65	$0.55	$1.25	$0.88

Average common shares outstanding	17,359	17,098	17,258	17,120
Average potential common share-options	1,071	783	1,102	783
	18,430	17,881	18,360	17,903

Cash dividends per common share	$0.140	$0.109	$0.260	$0.218

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(In thousands)

	2002	2001
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of period	$33,500	$33,500
Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	15,300	13,885
Stock options exercised	158	26
Stock split effected in the form of a dividend	3,865	—
Balance at end of period	19,323	13,911

Additional paid-in capital:
Balance at beginning of period	52,670	26,004
Stock options exercised	1,590	245
Stock options cancelled	—	1,054
Balance at end of period	54,260	27,303

Legal surplus:
Balance at beginning of period	15,997	12,118
Transfer from retained earnings	2,459	1,646
Balance at end of period	18,456	13,764

Retained earnings:
Balance at beginning of period	75,806	76,818
Net income	24,089	16,981
Cash dividends declared on common stock	(4,500)	(3,730)
Stock split effected in the form of a dividend	(3,865)	—
Cash dividends declared on preferred stock	(1,193)	(1,193)
Transfer to legal surplus	(2,459)	(1,646)
Balance at end of period	87,878	87,230

Treasury stock:
Balance at beginning of period	(33,674)	(30,651)
Stock purchased	(944)	(2,389)
Balance at end of period	(34,618)	(33,040)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	6,830	(18,184)
Other comprehensive income, net of taxes	7,947	7,234
Balance at end of period	14,777	(10,950)

Total stockholders’ equity	$193,576	$131,718

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(In thousands)

	Quarter Period		Six-Month Period
	2002	2001	2002	2001
COMPREHENSIVE INCOME (LOSS):

Net income:	$12,515	$10,373	$24,089	$16,981

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available-for-sale arising during the period	7,906	(19,673)	31,964	17,619
Realized gains on investment securities available-for-sale included in net income	(2,056)	(2,401)	(6,388)	(2,731)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(6,855)	5,053	(23,069)	(13,307)
Realized loss on derivatives designated as cash flows hedges included in net income	3,742	3,840	7,185	6,078
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	32	90	125	571
Income tax expense related to items of other comprehensive income	(1,364)	854	(1,870)	(996)
Other comprehensive income (loss) for the period	1,405	(12,237)	7,947	7,234

Comprehensive income (loss)	$13,920	$(1,864)	$32,036	$24,215

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(In thousands)

	2002	2001
Cash flows from operating activities:
Net income	$24,089	$16,981
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees and costs	(764)	(640)
Amortization of premiums and accretion of discounts on investment securities	(1,815)	(60)
Depreciation and amortization of premises and equipment	2,263	2,218
Deferred income tax benefit	(1,512)	(1,068)
Cancellation of stock options	—	1,054
Provision for loan losses	1,940	1,167
Loss (gain) on:
Sale of securities available-for-sale	(6,388)	(2,731)
Sale of loans	—	(104)
Derivatives activities	3,990	930
Mortgage banking activities	(3,651)	(3,518)
Sale of premises and equipment	220	—
Origination of loans held-for-sale	(53,579)	(87,572)
Proceeds from sale of loans held-for-sale	2,610	5,373
Net decrease (increase) in:
Trading securities	7,811	44,467
Accrued interest receivable	(1,558)	(181)
Other assets	(675)	(1,191)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	395	(152)
Other liabilities	4,638	3,538
Total adjustments	(46,075)	(38,470)

Net cash used in operating activities	(21,986)	(21,489)

Cash flows from investing activities:
Net decrease in time deposits with other banks	—	27,273
Purchases of investment securities available-for-sale	(748,747)	(545,814)
Purchases of FHLB stock	(17,320)	(2,892)
Net purchases/redemption of equity options	156	(1,719)
Maturities and redemptions of investment securities available-for-sale	415,941	158,420
Redemption of FHLB stock	17,320	956
Proceeds from sales of investment securities available-for-sale	206,438	185,274
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(154,609)	(148,144)
Principal repayment of loans	72,862	65,309
Capital expenditures	(2,221)	(3,461)
Net cash used in investing activities	(210,180)	(264,798)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	(14,457)	69,338
Securities sold under agreements to repurchase	250,419	162,212
Proceeds from advances and borrowings from FHLB	467,460	50,000
Repayment of advances and borrowings from FHLB	(464,660)	—
Repayment of term notes	—	(45,000)
Proceeds for issuance of subordinated capital notes	—	33,949
Proceeds from exercise of stock options	1,748	271
Stock purchased	(944)	(2,389)
Dividends paid	(5,326)	(4,923)
Net cash provided by financing activities	234,240	263,458

Net change in cash and cash equivalents	2,074	(22,829)
Cash and cash equivalents at beginning of year	10,312	29,887
Cash and cash equivalents at end of period	$12,386	$7,058

Cash and cash equivalents include:
Cash and due from banks	$11,508	$6,226
Money market investments	878	832
	$12,386	$7,058
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$19,020	$43,319
Income taxes paid	$—	$—
Real estate loans securitized into mortgage-backed securities	$48,522	$72,299
Accrued dividend payable	$2,432	$1,861
Other comprehensive income for the period	$7,947	$7,234
Securities and loans sold but not yet delivered	$16,884	$—
Securities purchased but not yet received	$90,550	$89,507
Transfer from loans to foreclosed real estate	$410	$727
Stock split effected in the form of a dividend	$3,865	$—

See notes to consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION:

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of December 31, 2002 and June 30, 2002, and the results of operations and cash flows for the quarter and six-month periods ended December 31, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2002 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the six-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2002, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc., and Oriental Financial Group, Inc. Statutory Trust I (the “Trust”). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 7 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Bank operates through twenty-three branches located throughout the island and is subject to the supervision, examination and regulation of the Federal Reserve Bank, Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico.

Critical Accounting Policies

The consolidated financial statements of the Group are prepared in accordance with GAAP and with general practices within the financial industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.   Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

•                      Allowance for Loan Losses.  The Group assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon.  The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group’s loan portfolio.  The Group’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  Based on current and expected economic conditions, the expected level on net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.  In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Any significant changes in these considerations would have an impact on the allowance for loan losses.

•                      Financial Instruments. Certain financial instruments including derivatives, hedged items and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate.  Fair values are based on listed market prices, if available.  If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments.  Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time valued and yield curve or volatility factors underlying the positions.

NOTE 2 – INVESTMENTS AND SECURITIES:

The Group’s securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held-to-maturity securities as of December 31, 2002 and June 30, 2002. The Group’s securities are classified as available-for-sale or trading. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the reprising characteristics of funding sources are classified as available-for-sale.  These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income.

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

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method.  Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, are reported separately in the consolidated statements of income.  The cost of securities sold is determined using the specific identification method.

Trading Securities

A summary of trading securities owned by the Group at December 31, 2002 and June 30, 2002 is as follows:

	(In thousands)
	December 31, 2002	June 30, 2002
P.R. Government and agency obligations	$250	$2,853
Mortgage-backed securities	1,172	6,406
Other debt securities	26	—
Total trading securities	$1,448	$9,259

At  December 31, 2002, the Group’s trading portfolio weighted average yield was 4.99% (June 30, 2002 - 5.94%).

Investment securities available-for-sale

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available- for-sale at December 31, 2002 and June 30, 2002, were as follows:

	December 31, 2002 (In thousands)
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value	Weighted Yield
US Treasury securities	$3,272	$229	$—	$3,501	5.78%
Puerto Rico Government and agency obligations	47,012	622	170	47,464	6.50%
Other debt securities	9,363	690	—	10,053	8.98%
FNMA and FHLMC certificates	1,427,577	42,199	203	1,469,573	5.76%
GNMA certificates	227,141	7,287	24	234,404	6.22%
Collateralized mortgage obligations (CMOs)	257,243	7,340	4	264,579	5.69%
Total securities available-for-sale	$1,971,608	$58,367	$401	$2,029,574	5.84%

	June 30, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Yield
US Treasury securities	$3,293	$188	$—	$3,481	5.78%
Puerto Rico Government and agency obligations	49,842	106	95	49,853	6.11%
Other debt securities	9,360	405	—	9,765	8.98%
FNMA and FHLMC certificates	1,169,484	24,327	260	1,193,551	6.17%
GNMA certificates	213,896	6,504	87	220,313	6.87%
CMOs	249,231	3,648	18	252,861	6.30%
Total securities available-for-sale	$1,695,106	$35,178	$460	$1,729,824	6.29%

The amortized cost and fair value of the Group’s investment securities available-for-sale at December 31, 2002, by contractual maturity, are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Amortized Cost	Fair Value
After 1 to 5 years	$12,802	$13,103
After 5 to 10 years	6,498	6,657
After 10 years	40,347	41,258
	59,647	61,018
Mortgage-backed securities	1,911,961	1,968,556
	$1,971,608	$2,029,574

Proceeds from the sale of investment securities available-for-sale during the first six months of fiscal 2003 totaled $206,437,805 (2002 - $185,274,000). Gross realized gains and losses on those sales during the first six months of fiscal 2003 were $11,565,203 and $5,176,804, respectively, (2002 - $5,157,000 and $2,426,000, respectively).

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s business activity is with consumers located in Puerto Rico.  Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer.  The composition of the Group’s loan portfolio at December 31, 2002 and June 30, 2002 was as follows:

	(In thousands)
	December 31, 2002	June 30, 2002
Loans secured by real estate:
Residential - 1 to 4 family	$499,931	$415,635
Non-residential real estate loans	3,742	3,449
Home equity loans and secured personal loans	95,278	97,798
Commercial	28,767	30,906
	627,718	547,788
Less: deferred loan fees, net	(6,200)	(5,429)
Total loans secured by real estate	621,518	542,359
Other loans:
Commercial	15,602	10,540
Personal consumer loans and credit lines	19,596	21,931
Financing leases, net of unearned interest	152	295
Plus (less): deferred loan costs (fees), net	(93)	85
Loans receivable	656,775	575,210
Allowance for loan losses	(3,901)	(3,039)
Loans receivable, net	652,874	572,171
Loans held-for-sale (residential 1 to 4 family mortgage loans)	13,516	9,360
Total loans, net	$666,390	$581,531

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarter and six-month periods ended December 31, 2002 and 2001.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 2002 and June 30, 2002, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

NOTE 4 - PLEDGED ASSETS:

At December 31, 2002, residential mortgage loans and investment securities available-for-sale amounting to $406,965,119 and  $1,675,978,588 respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements.

NOTE 5 - DERIVATIVES AND HEDGING ACTIVITIES

The Group utilizes various derivative instruments for hedging purposes, such as asset/liability management, and other than hedging purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

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

Derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at December 31, 2002 and June 30, 2002 are set forth in the table below:

	(Dollars in thousands)
	December 31, 2002	June 30, 2002
Swaps:
Pay fixed swaps notional amount	$550,000	$500,000
Weighted average pay rate - fixed	4.47%	3.97%
Weighted average receive rate - floating	1.43%	1.53%
Maturity in months	4 to 95	1 to 100
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$75,000	$200,000
Cap rate	4.50%	4.81%
Current 90 day LIBOR	1.38%	1.86%
Maturity in months	16	21 to 59

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes: Standard & Poor’s 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposits are recorded in earnings.  At December 31, 2002, the notional amount of these agreements totaled $233,400,000 (June 30, 2002 - $226,140,000).

At December 31, 2002 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options represented an other asset of $5.6 million  ($7.8 million, June 2002) and the options sold to customers embedded in the certificates of deposits represented a liability of $6.6 million  ($10.5 million, June 2002) recorded in deposits. The fair value of the interest rate swaps represented a liability of $38.6 million ($22.6 million, June 2002) presented in “Accrued Expenses and Other Liabilities”. The fair value of the Caps represented an other asset of $6,967 ($4.3 million as of June 30, 2002).

NOTE 6  - STOCK DIVIDEND:

On January 29, 2002, the Group declared a ten percent (10%) stock dividend on common stock held by registered shareholders as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002. Also, on October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by registered shareholders as of December 30, 2002. As a result, 3,864,800 shares of common stock were distributed on January 15, 2003. For purpose of the computation of income per common share, cash dividend and stock price, the dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.

NOTE 7  - SEGMENT REPORTING:

The Group operates four major reportable segments: Financial Services, Mortgage Banking, Retail Banking and Treasury. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

The Group’s two largest business segments are retail banking and treasury. The Bank’s branches and treasury functions are its main components, with traditional banking products such as deposits and personal and commercial loans.

The Group’s third largest business segment is the financial services, which is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services) and the insurance subsidiary (Oriental Insurance, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, as well as corporate and individual trust services.

The Group’s fourth business segment is mortgage banking. It consists of the mortgage banking division, whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using as issuer another institution. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for each of the quarter periods and six-month periods ended December 31, 2002 and 2001:

Unaudited - six-month periods ended December 31 (Dollars in thousands)

	Retail Banking	Treasury	Financial Services	Mortgage Banking	Total Major Segments	Other Segments	Eliminations	Consolidated Total
December 31, 2002
Interest income	$24,857	$48,821	$46	$589	$74,313	$2,250	$(997)	$75,566
Interest expense	(11,966)	(25,963)	—	—	(37,929)	(2,030)	997	(38,962)
Net interest income	12,891	22,858	46	589	36,384	220	—	36,604
Non-interest income	2,326	2,912	6,920	4,002	16,160	—	—	16,160
Non-interest expenses	(16,478)	(759)	(5,356)	(2,027)	(24,620)	(689)	—	(25,309)
Intersegment revenue	2,159	—	—	—	2,159	—	(2,159)	—
Intersegment expense	—	—	(957)	(1,006)	(1,963)	(196)	2,159	—
Equity income in subsidiaries	—	—	—	—	—	24,854	(24,854)	—
Provision for loan losses	(1,940)	—	—	—	(1,940)			(1,940)
Income before tax	$(1,042)	$25,011	$653	$1,558	$26,180	$24,189	$(24,854)	$25,515

Total assets as of December 31,	$753,089	$1,999,014	$6,692	$—	$2,758,795	$265,725	$(218,909)	$2,805,611

December 31, 2001
Interest income	$21,062	$44,764	$138	$994	$66,958	$881	$(65)	$67,774
Interest expense	(13,039)	(29,414)	(8)	—	(42,461)	(130)	65	(42,526)
Net interest income	8,023	15,350	130	994	24,497	751	—	25,248
Non-interest income	2,168	2,601	7,293	3,322	15,384	(11)		15,373
Non-interest expenses	(15,068)	(411)	(4,631)	(1,509)	(21,619)	(283)		(21,902)
Intersegment revenue	2,305	—	—	—	2,305		(2,305)	0
Intersegment expense	—	—	(1,062)	(1,069)	(2,131)	(174)	2,305	—
Equity income in subsidiaries	—	—	—	—	—	16,698	(16,698)	—
Provision for loan losses	(1,167)	—	—	—	(1,167)	—	—	(1,167)
Income before tax	$(3,739)	$17,540	$1,730	$1,738	$17,269	$16,981	$(16,698)	$17,552

Total assets as of December 31,	$604,227	$1,709,502	$6,324	$—	$2,320,053	$217,924	$(209,608)	$2,328,369

Unaudited - quarters ended December 31 (Dollars in thousands)

	Retail Banking	Treasury	Financial Services	Mortgage Banking	Total Major Segments	Other Segments	Eliminations	Consolidated Total
December 31, 2002
Interest income	$12,535	$24,391	$6	$277	$37,209	$1,136	$(494)	$37,851
Interest expense	(5,796)	(13,097)	—	—	(18,893)	(1,015)	494	(19,414)
Net interest income	6,739	11,294	6	277	18,316	121	—	18,437
Non-interest income	1,226	1,422	4,023	1,921	8,592	—	—	8,592
Non-interest expenses	(7,456)	(392)	(2,649)	(1,575)	(12,072)	(399)	—	(12,471)
Intersegment revenue	1,517	—	—	—	1,517	—	(1,517)	—
Intersegment expense	—	—	(430)	(1,006)	(1,436)	(81)	1,517	—
Equity income in subsidiaries	—	—	—	—	—	13,095	(13,095)	—
Provision for loan losses	(1,100)	—	—	—	(1,100)			(1,100)
Income before tax	$926	$12,324	$950	$(383)	$13,817	$12,736	$(13,095)	$13,458

December 31, 2001
Interest income	$11,255	$22,882	$67	$447	$34,651	$243	$(65)	$34,829
Interest expense	(6,314)	(14,206)	(1)	—	(20,521)	(130)	65	(20,586)
Net interest income	4,941	8,676	66	447	14,130	113	—	14,243
Non-interest income	1,044	1,388	4,037	1,771	8,240	(5)		8,235
Non-interest expenses	(6,475)	(205)	(2,722)	(1,396)	(10,798)	(250)		(11,048)
Intersegment revenue	1,140	—	—	—	1,140		(1,140)	—
Intersegment expense	—	—	(511)	(540)	(1,051)	(89)	1,140	—
Equity income in subsidiaries	—	—	—	—	—	10,515	(10,515)	—
Provision for loan losses	(525)	—	—	—	(525)	—	—	(525)
Income before tax	$125	$9,859	$870	$282	$11,136	$10,284	$(10,515)	$10,905

NOTE 8 - RECENT ACCOUNTING DEVELOPMENTS

Effective July 1, 2002, the Group adopted the following Statements of Financial Accounting Standards (“SFAS”), which did not have a material effect on the Group’s consolidated financial Statements:

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity  (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Oriental will adopt SFAS No. 146 on January, 1, 2003.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholders intangible assets. SFAS No. 147 is effective for acquisitions or impairment measurement of above intangibles effected on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Group’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 shall be effective for financial statements for fiscal years ending and interim period beginning after December 15, 2002.

NOTE 9 - SUBSEQUENT EVENT

In January 2003, Oriental acquired 100% of the outstanding common stock of  Caribbean Pension Consultants, Inc. The company is engaged in the administration of retirement plans in the United States of America, Puerto Rico and the Bahamas. This investment is not material in relation to the consolidated financial statements of Oriental taken as a whole.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table Description:

Selected Financial Data:
	Earnings, Per Share and Dividends Data	—14-
	Period End Balances	—14-
Selected Financial Ratios (in percent) and Other Information
Table 1	Fiscal Year-to-Date Analysis of Net Interest Income and Changes due to Volume / Rate

Table 1A	Quarterly Analysis of Net Interest Income and Changes due to Volume / Rate

Table 2	Non-Interest Income Summary

Table 3	Non-Interest Expenses Summary

Table 4	Allowance for Loan Losses Summary

Table 5	Net Credit Losses Statistics

Table 6	Loan Loss Reserve Breakdown

Table 7	Non-Performing Assets

Table 8	Non-Performing Loans

Table 9	Bank Assets Summary and Composition

Table 10	Liabilities Summary and Composition

Table 11	Capital, Dividends and Stock Data

Table 12	Financial Assets Summary

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTH ENDED DECEMBER 31, 2002 AND 2001

(In thousands, except for per share information)

	Quarter Period			Six-Month Period
	2002	2001*	Variance %	2002	2001*	Variance %
EARNINGS, PER SHARE AND DIVIDENDS DATA:

Interest income	$37,851	$34,829	8.7%	$75,566	$67,774	11.5%
Interest expense	19,414	20,586	-5.7%	38,962	42,526	-8.4%
Net interest income	18,437	14,243	29.4%	36,604	25,248	45.0%
Provision for loan losses	1,100	525	109.5%	1,940	1,167	66.2%
Net interest income after provision for loan losses	17,337	13,718	26.4%	34,664	24,081	43.9%
Non-interest income	8,592	8,235	4.3%	16,160	15,373	5.1%
Non-interest expenses	(12,471)	(11,048)	12.9%	(25,309)	(21,902)	15.6%
Income before taxes	13,458	10,905	23.4%	25,515	17,552	45.4%
Income tax expense	(943)	(532)	77.3%	(1,426)	(571)	149.7%
Net income	12,515	10,373	20.6%	24,089	16,981	41.9%
Less: dividends on preferred stock	(597)	(597)	—	(1,193)	(1,193)	—
Net income available to common shareholders	$11,918	$9,776	21.9%	$22,896	$15,788	45.0%

Income per common share(1):
Basic	$0.69	$0.57	20.1%	$1.33	$0.92	43.9%
Diluted	$0.65	$0.55	18.3%	$1.25	$0.88	41.4%

Average shares and potential shares(1)	18,430	17,881	3.1%	18,360	17,903	2.6%

Book value per common share(1)				$9.23	$5.69	62.0%
Market price at end of period(1)				$19.664	$13.527	45.4%
Cash dividends declared per common share(1)	$0.140	$0.109	28.5%	$0.260	$0.218	19.2%
Cash dividends declared on common shares	$2,430	$1,861	30.6%	$4,500	$3,730	20.6%

PERIOD END BALANCES AND CAPITAL RATIOS:

Total financial assets
Trust assets managed				$1,284,254	$1,455,466	-11.8%
Broker-dealer assets gathered				894,270	1,043,254	-14.3%
Assets managed				2,178,524	2,498,720	-12.8%
Group total assets				2,805,611	2,328,369	20.5%
				$4,984,135	$4,827,089	3.3%
Interest-earning assets
Investments and securities				$2,049,220	$1,672,391	22.5%
Loans (including loans held-for-sale), net				666,390	561,882	18.6%
				$2,715,610	$2,234,273	21.4%
Interest-bearing liabilities
Deposits				$951,331	$875,405	8.7%
Repurchase agreements				1,247,288	988,176	26.2%
Other borrowings				261,000	205,000	27.3%
				$2,459,619	$2,068,581	18.9%
Stockholders’ equity
Preferred equity				$33,500	$33,500	—
Common equity				160,076	98,218	63.0%
				$193,576	$131,718	47.0%
Capital Ratios:
Leverage capital				7.96%	7.92%
Total risk-based capital				23.74%	22.72%
Tier 1 risk-based capital				23.32%	22.34%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.87%	1.85%		1.86%	1.57%
Return on average common equity (ROE)	31.25%	38.77%		31.19%	33.82%
Efficiency ratio	48.76%	50.52%		50.57%	57.32%
Expense ratio	0.82%	0.80%		0.97%	0.91%
Interest rate spread	2.97%	2.70%		3.02%	2.46%
Number of financial centers				23	21

(1) Data adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

* Certain reclasifications were made to conform figures to current period presentation.

SELECTED FINANCIAL DATA

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in%	2002	2001*	Variance in BP	2002	2001*	Variance in%

A - TAX EQUIVALENT SPREAD

Interest-earning assets	$75,566	$67,774	11.50%	6.41%	6.73%	-32	$2,358,551	$2,014,300	17.09%
Tax equivalent adjustment	26,764	13,661	95.92%	2.27%	1.36%	91	—	—	0.00%
Interest-earning assets — tax equivalent	102,330	81,435	25.66%	8.68%	8.09%	59	2,358,551	2,014,300	17.09%
Interest-bearing liabilities	38,962	42,526	-8.38%	3.39%	4.27%	-88	2,299,736	1,994,138	15.32%
Net interest income / spread	$63,368	$38,909	62.86%	5.29%	3.82%	147	$58,815	$20,162	191.71%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$50,114	$44,152	13.5%	5.95%	6.25%	-30	1,684,227	$1,412,504	19.24%
Investment management fees	(696)	(668)	4.2%	-0.08%	-0.09%	-1	—	—	0.00%
Total investment securities	49,418	43,484	13.6%	5.87%	6.16%	-29	1,684,227	1,412,504	19.24%
Trading securities	483	1,635	-70.5%	5.06%	6.85%	-179	19,095	47,768	-60.03%
Money market investments	218	687	-68.3%	1.94%	3.78%	-184	22,531	36,367	-38.05%
	50,119	45,806	9.4%	5.81%	6.12%	-31	1,725,853	1,496,639	15.32%

Loans:
Real estate(1)	22,406	18,906	18.5%	7.85%	8.11%	-26	570,673	466,297	22.38%
Consumer	1,452	1,608	-9.7%	14.44%	14.70%	-26	20,114	21,873	-8.04%
Commercial	1,591	1,446	10.0%	7.63%	10.05%	-242	41,679	28,766	44.89%
Financing leases(2)	(2)	8	-125.0%	-1.72%	2.21%	-393	232	725	-68.00%
	25,447	21,968	15.8%	8.04%	8.49%	-45	632,698	517,661	22.22%

	75,566	67,774	11.5%	6.41%	6.73%	-32	2,358,551	2,014,300	17.09%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	52,206	46,951	11.19%
Now Accounts	613	766	-20.0%	2.04%	3.93%	-189	60,245	38,946	54.69%
Savings	751	1,060	-29.2%	1.82%	2.64%	-82	82,553	80,335	2.76%
Time and IRA accounts	15,969	16,246	-1.7%	4.01%	4.70%	-69	797,019	690,867	15.37%
	17,333	18,072	-4.1%	3.49%	4.22%	-73	992,023	857,099	15.74%
Borrowings:
Repurchase agreements	9,099	14,083	-35.4%	1.73%	2.99%	-126	1,051,081	942,927	11.47%
Interest rate risk management	7,185	6,078	18.2%	1.37%	1.29%	8	—	—	0.00%
Financing fees	151	112	34.8%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	16,435	20,273	-18.9%	3.13%	4.30%	-117	1,051,081	942,927	11.47%
FHLB funds and term notes	4,179	4,116	1.5%	3.77%	4.30%	-53	221,632	191,447	15.77%
Subordinated Capital Notes	1,015	65	1461.5%	5.80%	4.88%	92	35,000	2,665	1213.32%
	21,629	24,454	-11.6%	3.31%	4.30%	-99	1,307,713	1,137,039	15.01%

	38,962	42,526	-8.4%	3.39%	4.27%	-88	2,299,736	1,994,138	15.32%

Net interest income / spread	$36,604	$25,248	45.0%	3.02%	2.46%	56

Interest rate margin				3.11%	2.51%	60

Excess of interest-earning assets over interest-bearing liabilities							$58,815	$20,162	191.71%

Interest-earning assets over interest-bearing liabilities ratio							102.56%	101.01%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Loans(1)	$4,883	$(1,404)	$3,479
Investments	7,014	(2,701)	4,313
	11,897	(4,105)	7,792

Interest Expense:
Deposits	2,847	(3,586)	(739)
Borrowings	3,669	(6,494)	(2,825)
	6,516	(10,080)	(3,564)

Net Interest Income	$5,381	$5,975	$11,356

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in %	2002	2001*	Variance in BP	2002	2001*	Variance in %
A - TAX EQUIVALENT SPREAD

Interest-earning assets	$37,851	$34,829	8.68%	6.27%	6.69%	-42	$2,416,028	$2,081,000	16.10%
Tax equivalent adjustment	13,389	7,124	87.94%	2.22%	1.37%	85	—	—	0.00%
Interest-earning assets tax–equivalent	51,240	41,953	22.14%	8.49%	8.06%	43	2,416,028	2,081,000	16.10%
Interest-bearing liabilities	19,414	20,586	-5.69%	3.30%	3.99%	-69	2,354,481	2,063,650	14.09%
Net interest income / spread	$31,826	$21,367	48.95%	5.19%	4.07%	112	$61,547	$17,350	254.74%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$24,985	$22,933	8.9%	5.86%	6.17%	-31	$1,706,643	$1,485,697	14.87%
Investment management fees	(287)	(354)	-18.9%	-0.07%	-0.10%	-3	—	—	0.00%
Total investment securities	24,698	22,579	9.4%	5.79%	6.08%	-29	1,706,643	1,485,697	14.87%
Trading securities	177	344	-48.5%	3.87%	6.59%	-272	18,283	20,895	-12.50%
Money market investments	164	232	-29.3%	1.90%	3.19%	-129	34,474	29,094	18.49%
	25,039	23,155	8.1%	5.69%	6.03%	-34	1,759,400	1,535,686	14.57

Loans:
Real estate(1)	11,303	9,998	13.1%	7.59%	8.14%	-55	595,325	491,338	21.16%
Consumer	702	802	-12.5%	14.26%	14.68%	-42	19,689	21,848	-9.88%
Commercial	807	870	-7.2%	7.80%	11.06%	-326	41,408	31,455	31.64%
Financing leases(2)	—	4	-100.0%	0.00%	2.38%	-238	206	673	-69.39%
	12,812	11,674	9.7%	7.80%	8.56%	-76	656,628	545,314	20.41%

	37,851	34,829	8.7%	6.27%	6.69%	-42	2,416,028	2,081,000	16.10%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	53,896	47,729	12.92%
Now Accounts	292	479	-39.0%	1.85%	3.79%	-194	62,979	50,546	24.60%
Savings	352	479	-26.5%	1.68%	2.41%	-73	83,590	79,639	4.96%
Time and IRA accounts	7,868	7,873	-0.1%	3.99%	4.43%	-44	788,954	710,677	11.01%
	8,512	8,831	-3.6%	3.44%	3.98%	-54	989,419	888,591	11.35%
Borrowings:
Repurchase agreements	4,494	5,903	-23.9%	1.62%	2.38%	-76	1,108,678	993,126	11.64%
Interest rate risk management	3,742	3,840	-2.6%	1.35%	1.55%	-20	—	—	0.00%
Financing fees	75	56	33.9%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	8,311	9,799	-15.2%	3.00%	3.95%	-95	1,108,678	993,126	11.64%
FHLB funds and term notes	2,088	1,891	10.4%	3.77%	4.28%	-51	221,384	176,602	25.36%
Subordinated Capital Notes	503	65	673.8%	5.75%	4.88%	87	35,000	5,331	556.54%
	10,902	11,755	-7.3%	3.19%	4.00%	-81	1,365,062	1,175,059	16.17%

	19,414	20,586	-5.7%	3.30%	3.99%	-69	2,354,481	2,063,650	14.09%

Net interest income / spread	$18,437	$14,243	29.4%	2.97%	2.70%	27

Interest rate margin				3.06%	2.73%	33

Excess of interest-earning assets over interest-bearing liabilities							$61,547	$17,350	254.74%

Interest-earning assets over interest-bearing liabilities ratio							102.61%	100.84%

	Volume	Rate	Total
C. Changes in net interest income due to:

Interest Income:
Loans(1)	$2,382	$(1,244)	$1,138
Investments	3,372	(1,488)	1,884
	5,754	(2,732)	3,022

Interest Expense:
Deposits	1,003	(1,322)	(319)
Borrowings	1,900	(2,753)	(853)
	2,903	(4,075)	(1,172)

Net Interest Income	$2,851	$1,343	$4,194

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTHS ENDED DECEMBER 31, 2002 AND 2001

     (Dollars in thousands)

	Quarter Period			Six-Month Period
	2002	2001*	Variance%	2002	2001*	Variance%
TABLE 2 - NON-INTEREST INCOME SUMMARY

Trust, money management, brokerage and insurance fees	$3,974	$4,014	-1.0%	$6,813	$7,190	-5.2%
Mortgage banking activities	1,709	1,775	-3.7%	3,651	3,518	3.8%
Non-banking service revenues	5,683	5,789	-1.8%	10,464	10,708	-2.3%

Fees on deposit accounts	1,037	533	94.6%	2,066	1,066	93.8%
Bank service charges and commissions	381	441	-13.6%	772	849	-9.1%
Other operating revenues	40	11	263.6%	140	17	723.5%
Bank service revenues	1,458	985	48.0%	2,978	1,932	54.1%

Recurrent non-interest income	7,141	6,774	5.4%	13,442	12,640	6.3%

Securities net activity	2,056	2,401	-14.4%	6,388	2,731	133.9%
Trading net activity	120	(278)	143.2%	540	828	-34.8%
Derivatives activity	(725)	(766)	-5.4%	(3,990)	(930)	329.0%
Securities, derivatives and trading activities	1,451	1,357	6.9%	2,938	2,629	11.8%

Leasing revenues (discontinued June 2000)	—	—	0.0%	—	—	0.0%
Loss on sale of premises and equipment	—	—	0.0%	(220)	—	-100.0%
Gain on sale of loans	—	104	-100.0%	—	104	-100.0%
Other non-recurrent non-interest income	—	104	-100.0%	(220)	104	-311.5%

Non-recurrent non-interest income	1,451	1,461	-0.7%	2,718	2,733	-0.5%

Total non-interest income	$8,592	$8,235	4.3%	$16,160	$15,373	5.1%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$3,851	$3,208	20.0%	$7,670	$6,401	19.8%
Variable compensation	675	574	17.6%	1,498	1,053	42.3%
Compensation and benefits(1)	4,526	3,782	19.7%	9,168	7,454	23.0%

Occupancy and equipment	2,193	2,024	8.3%	4,353	3,987	9.2%
Advertising and business promotion	1,783	1,765	1.0%	3,583	2,853	25.6%
Professional and service fees	1,517	975	55.6%	3,344	2,007	66.6%
Communications	397	340	16.8%	821	734	11.9%
Municipal and other general taxes	388	432	-10.2%	776	866	-10.4%
Insurance, including deposits insurance	205	154	33.1%	347	278	24.8%
Printing, postage, stationery and supplies	236	184	28.3%	510	392	30.1%
Other operating expenses(1)	1,226	961	27.6%	2,407	1,821	32.2%
Other non-interest expenses	7,945	6,835	16.2%	16,141	12,938	24.8%

Recurrent non-interest expenses	12,471	10,617	17.5%	25,309	20,392	24.1%

Other non-recurrent expenses	—	431	-100.0%	—	710	-100.0%
Stock option cancellation	—	—	0.0%	—	800	-100.0%
Non-recurrent non-interest expenses	—	431	-100.0%	—	1,510	-100.0%

Total non-interest expenses	$12,471	$11,048	12.9%	$25,309	$21,902	15.6%

Recurrent non-interest income to recurrent expenses ratio	57.26%	63.80%	-10.25%	53.11%	61.99%	-14.32%

Relevant ratios and data(1):
Compensation to recurrent non-interest expenses	36.3%	35.6%		36.2%	36.6%
Variable compensation to total compensation	14.9%	15.2%		16.3%	14.1%
Compensation to total assets	0.65%	0.65%		0.65%	0.64%
Average compensation per employee (annualized)	$40.5	$36.6		$42.0	$40.6
Average number of employees(2)	447	413		437	407
Bank assets per employee	$6,277	$5,638		$6,420	$5,721

Total work force(3):
Banking operations				417	352
Trust operations				22	26
Brokerage operations				11	14
Insurance operations				41	45
				491	437

* Certain reclassifications were made to conform figures to current period presentation.

(1) Excludes non-recurring charges showed separately.

(2) Excludes contracted services.

(3) Includes contracted services.

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTHS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

	Quarter Period		Change in	Six-Month Period		Change in
	2002	2001	%	2002	2001	%

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

Beginning balance	$3,300	$2,920	13.0%	$3,039	$2,856	6.4%
Provision for loan losses	1,100	525	109.5%	1,940	1,167	66.2%
Net credit losses — see Table 5	(499)	(408)	22.3%	(1,078)	(986)	9.3%
Ending balance	$3,901	$3,037	28.4%	$3,901	$3,037	28.4%

Selected Data and Ratios:
Outstanding gross loans at December 31,	$670,291	$564,919	18.7%	$670,291	$564,919	18.7%
Recoveries to net charge-off’s	33.6%	35.8%	-6.4%	30.4%	30.4%	-0.2%
Allowance coverage ratio
Total loans				0.58%	0.54%	8.3%
Non-performing loans				14.35%	16.26%	-11.8%
Non-real estate non-performing loans				233.73%	195.05%	19.8%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$—	$—	0.0%	$—	$(14)	-100.0%
Recoveries	—	—	—	—	—	0.0%
	—	—	0.0%	—	(14)	-100.0%
Consumer
Charge-offs	(349)	(370)	-5.7%	(758)	(693)	9.4%
Recoveries	95	88	8.0%	218	178	22.5%
	(254)	(282)	-9.9%	(540)	(515)	4.9%
Commercial
Charge-offs	—	—	0.0%	—	—	0.0%
Recoveries	10	10	0.0%	36	20	80.0%
	10	10	0.0%	36	20	80.0%
Leasing(1)
Charge-offs	(28)	(127)	-78.0%	(58)	(236)	-75.4%
Recoveries	75	68	10.3%	137	159	-13.8%
	47	(59)	-179.7%	79	(77)	202.6%
Overdraft
Charge-offs	(374)	(139)	169.1%	(732)	(474)	54.4%
Recoveries	72	62	16.1%	79	74	6.8%
	(302)	(77)	292.2%	(653)	(400)	63.3%
Net credit losses
Total charge-offs	(751)	(636)	18.1%	(1,548)	(1,417)	9.2%
Total recoveries	252	228	10.5%	470	431	9.0%
	$(499)	$(408)	22.3%	$(1,078)	$(986)	9.3%
Net credit losses (recoveries) average ratio:
Real estate	0.00%	0.00%		0.00%	0.01%
Consumer	5.16%	5.16%		5.37%	4.71%
Commercial	-0.10%	-0.12%		-0.17%	-0.13%
Leasing	-91.26%	35.07%		-68.10%	21.24%
Total	0.30%	0.29%		0.34%	0.38%

Average loans:
Real estate	$595,325	$491,338	21.2%	$570,673	$466,297	22.4%
Consumer	19,689	21,848	-9.9%	20,114	21,873	-8.0%
Commercial	41,408	31,455	31.6%	41,679	28,766	44.9%
Leasing	206	673	-69.4%	232	725	-68.0%
Total	$656,628	$545,314	20.4%	$632,698	$517,661	22.2%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE SIX-MONTHS PERIODS ENDED DECEMBER 31, 2002 AND 2001

    (Dollars in thousands)

	Six-Month Period		Change in
	2002	2001	%

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:

Consumer (including overdrafts)	$1,760	$1,249	40.9%
Commercial	351	427	-17.8%
Financing leases(1)	33	197	-83.2%
Non-real estate	2,144	1,873	14.5%
Real estate	1,757	1,164	50.9%
	$3,901	$3,037	28.4%

Allowance composition:
Consumer (including overdrafts)	45.1%	41.1%
Commercial	9.0%	14.1%
Financing leases(1)	0.9%	6.5%
Non-real estate	55.0%	61.7%
Real estate	45.0%	38.3%
	100.0%	100.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets:
Non-performing loans	$27,188	$18,674	45.6%
Foreclosed real estate	410	727	-43.6%
Repossessed autos	12	—	100.0%
	$27,610	$19,401	42.3%

Non-performing assets to total assets	0.98%	0.83%	18.1%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans:
Consumer (including overdrafts)	$520	$571	-8.9%
Financing leases(1)	63	367	-82.8%
Commercial	1,074	564	90.4%
Other	12	55	-78.2%
Non-real estate	1,669	1,557	7.2%
Real estate	25,519	17,117	49.1%
Total	$27,188	$18,674	45.6%

Non-performing loans composition:
Consumer (including overdrafts)	1.9%	3.1%	-37.4%
Financing leases(1)	0.2%	2.0%	-88.2%
Commercial	4.0%	3.0%	30.8%
Other	0.0%	0.2%	-85.0%
Non-real estate	6.1%	8.3%	-23.7%
Real estate	93.9%	91.7%	2.4%
Total	100.0%	100.0%	0.0%

Non-performing loans to:
Total loans	4.06%	3.31%	22.7%
Total assets	0.97%	0.80%	20.8%
Total capital	14.05%	14.18%	-0.9%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 2002, 2001 and JUNE 30, 2002

(Dollars in thousands)

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002
Investments:
Mortgage-backed securities	$1,969,728	$1,540,979	27.8%	$1,673,131
U.S. Government and agency obligations	3,501	46,812	-92.5%	3,481
P.R. Government and agency obligations	47,714	42,509	12.2%	52,706
Other debt Securities	10,079	9,200	9.6%	9,765
Short-term investments	878	15,683	-94.4%	1,032
FHLB stock	17,320	17,208	0.7%	17,320
	2,049,220	1,672,391	22.5%	1,757,435
Loans:
Real estate, mainly residential	621,518	495,781	25.4%	511,633
Consumer	19,750	21,692	-9.0%	22,077
Commercial	15,355	10,296	49.1%	41,205
Financing leases (1)	152	592	-74.3%	295
Loans receivable	656,775	528,361	24.3%	575,210
Allowance for loan losses	(3,901)	(3,037)	28.4%	(3,039)
Loans receivable, net	652,874	525,324	24.3%	572,171
Loans held for sale	13,516	36,558	-63.0%	9,360
Total loans receivable, net	666,390	561,882	18.6%	581,531

Securities and loans sold but not yet delivered	16,884	—	100.00%	71,750

Total securities and loans	2,732,494	2,234,273	22.3%	2,410,716
Other assets	73,117	94,096	-22.3%	78,425
Total assets	$2,805,611	$2,328,369	20.5%	$2,489,141

Investments portfolio composition:
Mortgage-backed securities	96.1%	92.1%		95.2%
U.S. and P.R. Government securities	2.5%	5.3%		3.2%
FHLB stock and other investments	1.4%	2.6%		1.6%
	100.0%	100.0%		100.0%
Loan portfolio composition:
Real estate, mainly residential	94.7%	94.2%		89.1%
Consumer	2.9%	3.8%		3.8%
Commercial	2.3%	1.8%		7.0%
Financing leases (1)	0.1%	0.2%		0.1%
	100.0%	100.0%		100.0%

(1) Discontinued in June 2000

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002
Deposits:
Non-interest bearing deposits	55,995	49,870	12.3%	$67,142
Now Accounts	64,643	60,609	6.7%	43,738
Savings Accounts	82,410	82,216	0.2%	79,269
Time deposits and IRA accounts	746,206	680,577	9.6%	777,083
	949,254	873,272	8.7%	967,232
Accrued interest	2,077	2,132	-2.6%	1,618
	951,331	875,404	8.7%	968,850
Borrowings:
Repurchase agreements	1,247,288	988,177	26.2%	996,869
FHLB funds	211,000	155,000	36.1%	208,200
Subordinated Capital Notes	35,000	35,000	0.0%	35,000
Term notes	15,000	15,000	0.0%	15,000
	1,508,288	1,193,177	26.4%	1,255,069

Securities purchased but not yet received	90,550	89,507	1.2%	56,195

Total deposits and borrowings	2,550,169	2,158,088	18.2%	2,280,114
Other liabilities	61,866	38,563	60.4%	42,598
Total liabilities	$2,612,035	$2,196,651	18.9%	$2,322,712

Deposits portfolio composition:
Savings and demand deposits	5.9%	5.7%		6.9%
Time deposits and IRA accounts	78.4%	77.7%		80.2%
Accrued Interest	15.7%	16.6%		12.9%
	100.0%	100.0%		100.0%
Borrowings portfolio composition:
Repurchase agreements	82.7%	82.8%		79.4%
FHLB funds	14.0%	13.0%		16.6%
Subordinated Capital Notes	2.3%	2.9%		2.8%
Term notes and other sources of funds	1.0%	1.3%		1.2%
	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 2002, 2001  and JUNE 30, 2002

(Dollars in thousands, except for per share data)

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002
Capital data:
Stockholders’ equity	$193,576	$131,718	47.0%	$166,429
Leverage Capital (minimum required - 4.00%)	7.96%	7.92%	0.4%	7.80%
Total Risk-Based Capital (minimum required - 8.00%)	23.74%	22.72%	4.5%	22.10%
Tier 1 Risk-Based capital (minimum required - 4.00%)	23.32%	22.34%	4.4%	21.76%

Stock data:
Outstanding common shares, net of treasury(1)	17,352	17,059	1.7%	17,208
Book value(1)	$9.23	$5.76	60.2%	$7.72
Market Price at end of period(1)	$19.664	$13.528	45.4%	$20.288
Market capitalization	$341,210	$230,767	47.9%	$349,106

Common dividend data:
Cash dividends declared	$4,500	$3,730	20.6%	$7,842
Cash dividends declared per share	$0.260	$0.218	19.2%	$0.458
Payout ratio	19.65%	23.63%	-16.8%	21.74%
Dividend yield	1.34%	1.62%	-17.4%	2.93%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods.  Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

			Cash Dividend Per share
	Price
	High	Low
Fiscal 2003
December 31, 2002	$20.61	$15.88	$0.1400
September 30, 2002(1)	$20.19	$16.60	$0.1200

Fiscal 2002 (1):
June 30, 2002	$20.29	$16.04	$0.1200
March 31, 2002	$17.40	$13.33	$0.1200
December 31, 2001	$15.13	$13.02	$0.1091
September 30, 2001	$15.89	$12.22	$0.1091

Fiscal 2001 (1):
June 30, 2001	$13.82	$9.38	$0.1091
March 31, 2001	$10.77	$9.27	$0.1091
December 31, 2000	$10.96	$8.00	$0.1091
September 30, 2000	$11.27	$8.55	$0.1091

TABLE 12 - FINANCIAL ASSETS SUMMARY

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002
Financial assets:
Trust assets managed	$1,284,254	$1,455,466	-11.8%	$1,382,268
Assets gathered by broker-dealer	894,270	1,043,254	-14.3%	1,118,181
Managed assets	2,178,524	2,498,720	-12.8%	2,500,449
Group assets	2,805,611	2,328,369	20.5%	2,489,141
	$4,984,135	$4,827,089	3.3%	$4,989,590

(1) Adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

OVERVIEW OF FINANCIAL PERFORMANCE

Net income for the quarter ended December 31, 2002, was $12.5 million ($0.65 diluted per share), an increase of 20.6 percent from the $10.4 million ($0.55 diluted per share) reported in the quarter ended December 31, 2001. For the first six months of fiscal 2003 ended on December 31, 2002, net income was $24.1 million, a robust increase of 41.9 percent compared with the $17.0 million reported for the same period of previous fiscal year 2002.

The return on assets (ROA) grew to 1.86 percent for the six months period ended December 31, 2002, compared to 1.57 percent for the same period of fiscal 2002. Likewise, ROA for the quarter ended December 31, 2002 grew to 1.87 percent from 1.85 percent the prior year comparable quarter. Return on equity (ROE) slipped to 31.19 percent from 33.82 percent for the six month period, and to 31.25 percent from 38.77 percent, for the quarterly period.

Interest income increased 8.7 percent, from $34.8 million in the quarter ended December 31, 2001, to $37.9 million in the quarter ended December 31, 2002. On the other hand, interest expense declined 5.7 percent, from $20.6 million for the quarter ended December 31, 2001, to $19.4 million for the quarter ended December 31, 2002, as a result of lower cost of funds. The quarterly provision for loan losses increased 109.5 percent, from $525,000 for the December 2001 quarter to $1.1 million for the December 2002 quarter, reflecting the impact of the loan portfolio growth.

Favorable interest rate levels during fiscal year 2003, plus management’s emphasis on secured lending, facilitated improvements in the Group’s performance and earnings forecast. Quarterly net interest income, after provision for loan losses, increased 26.4% to reach $17.3 million, compared to $13.7 million in the quarter ended December 31, 2001. For the six months ended December 31, 2002, net interest increased by 43.9 percent to $34.7 million from $24.1 million.

Brokerage, trust and insurance revenues remain flat at $4.0 million reported in the December 2001 and 2002 quarters. For the six month eriod ended December 31, 2002 brokerage, trust and insurance revenues decreased 5.2 percent, from $7.2 million reported for the same period of prior fiscal 2002, to $6.8 million, also driven by a 5.4% decrease on our brokerage activity reflecting the decline of the equity markets.

Revenues from mortgage-banking activities decreased 3.7 percent, from $1.8 million for the December 2001 quarter, to $1.7 million for the December 2002 quarter, even though mortgage production increased 1.6 percent, from $89.9 million for the quarter ended December 31, 2001, to $91.4 million for the quarter ended December 31, 2002. Revenues decreased because of management’s current strategy to maintain a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans.

Non-interest expenses increased 12.9 percent from $11.0 million for the quarter ended December 31, 2001, to $12.5 million for the quarter ended December 31, 2002. The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investments in technology, professional fees for consulting engagements related to new services, and increased variable compensation to encourage insurance and financial product sales and mortgage loan originations.

Total financial assets (which includes assets managed by the trust department and broker-dealer subsidiary) increased 3.3 percent to $4.984 billion as of December 31, 2002, compared to $4.827 billion as of December 30, 2001. Assets managed by the Group’s trust department and broker-dealer subsidiary decreased 12.8 percent year-to-year to $2.179 billion from $2.499 billion reflecting the impact of the overall equity market downturn. In contrast, the Group’s bank assets increased a 20.5 percent, reaching $2.806 billion as of December 31, 2002, versus $2.328 billion as of December 30, 2001.

The Group’s strategy to re-align the asset mix, giving greater emphasis to the loan portfolio over the investment portfolio, was started to materialize. The loan portfolio grew by 18.6 percent to $666.4 million as of December 31, 2002, compared to $561.9 million for the same period of fiscal 2002. Most of the growth came from residential mortgage loans and commercial loans which increased by 25.4% and 49.1%, respectively.

On the liability side, deposits increased 8.7 percent from $875.4 million as of December 31, 2001 to $951.3 million as of December 31, 2002, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

Finally, stockholders’ equity as of December 31, 2002, was $193.6 million, increasing 47.0 percent from $131.7 million as of December 31, 2001. This increase mainly reflects the impacts of net income, net of dividend declared, and of the mark-to-market valuation related to investments available-for-sale and cash flow hedge derivative activities.

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

For the second quarter of fiscal 2003, the Group’s net interest income amounted to $18.4 million, up 29.4% from $14.2 million in the same period of fiscal 2002. This increase in net interest income was due to a positive rate variance of $1.3 million that stems from the impact of low interest rate levels resulting in a lower average cost of funds (3.30% in fiscal 2003 versus 3.99% in fiscal 2002), combined with a positive volume variance of $2.9 million. For the six-month period ended December 31, 2002, net interest income amounted to $36.6 million, up 45% from $25.2 million for the six-month period ended December 31, 2001.This increase was due to a positive rate variance of $6.0 million that also resulted from the impact of the Federal Reserve Board’s interest rate cuts resulting in a lower average cost of funds (3.39% for the six-month period ended December 31, 2002, versus 4.27% in the same period of fiscal 2002), combined also with a positive volume variance of $5.4 million.

Interest rate spread rose 27 basis points during the second quarter of fiscal 2003, to 2.97% from 2.70% in the second quarter of fiscal 2002. For the six-month period ended December 31, 2002, the interest rate spread rose 56 basis points (to 3.02%) when compared with the same period of fiscal 2002 (2.46%). This was mainly due to: (1) a decrease in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of secured mortgage loans. Tables 1 and 1A provide information on the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the second quarter of fiscal 2003 totaled $37.9 million, up 8.7% from $34.8 million posted in the same period of fiscal 2002. The increase in interest income results from a larger volume of average interest-earning assets ($2.416 billion in fiscal 2003 versus $2.081 billion in fiscal 2002) tempered by a decline in their yield performance (6.27% in fiscal 2003 versus 6.69% in fiscal 2002). For the six-month periods ended December 31, interest income increased 11.5% from $67.8 million reported in fiscal 2002, to $75.6 million reported in fiscal 2003. The increase in interest income results from a larger volume of average interest-earning assets ($2.359 billion in fiscal 2003 versus $2.014 billion in fiscal 2002), tempered by a decline in their yield performance (6.41% in fiscal 2003 versus 6.73% in fiscal 2002).

For the second quarter of fiscal 2003, the average volume of total investments grew by 14.57% ($1.759 billion in fiscal 2003 versus $1.536 billion in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities. The average volume of total loans grew by 20.41% ($656.6 million in fiscal 2003 versus $545.3 million in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in residential loans as the Group continued to take advantage of favorable market conditions. The average volume of real estate loans grew by 21.16% from $491.3 million in fiscal 2002 to $595.3 million in fiscal 2003.

For the second quarter of fiscal 2003, the average yield on interest-earning assets was 6.27%, 42 basis points lower than the 6.69% reported a year ago. Likewise, the average yield on interest-earning assets was 6.41%, 32 basis points lower than the 6.73% reported in fiscal 2002 when comparing both six-month periods ended on December 31. The quarterly and six-month period yield dilution experienced was mainly related to: (i) the expansion of Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the loan portfolio; reflecting the decrease in market rates (7.80% and 8.04% for the second quarter and the six month periods ended December 31, 2002, versus 8.56% and 8.49%, respectively, for the same periods of fiscal 2002).

Interest expense for the second quarter and six-month periods of fiscal 2003 narrowed 5.7% and 8.4%, respectively (to $19.4 million and $39.0 million in fiscal 2003, from $20.6 million and $42.5 million in fiscal 2002). A lower average cost of funds of 3.30% and 3.39% for the second quarter and six-month periods ended December 31, 2002 versus 3.99% and 4.27% for the same periods in fiscal 2002, respectively), drove the decreases. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s loan and investment portfolios, drove an increase in average interest-bearing liabilities. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rate.

The cost of short-term financing has substantially decreased, reflecting the decline on market rates. For the quarter ended December 31, 2002, the cost of borrowings decreased 81 basis points (3.19% in fiscal 2003 versus 4.00% in fiscal 2002). This funding category experienced its larger cost reduction of 95 basis point in repurchase agreements, 3.00% for the quarter ended December 2002 versus 3.95% for the same quarter of fiscal 2002. Equally, the year to date cost decreased 99 basis points, (from 4.30% to 3.31%) mainly due to a lower average cost of repurchase agreements, which dropped 117 basis points, from 4.30% for the six-month period of fiscal 2002, to 3.13% for the same period of fiscal 2003.

Non-Interest Income

As a diversified financial services provider (see Table 2), the Group’s earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, and the level of mortgage banking activities, fees generated from loans and deposit accounts and insurance.

Recurrent non-interest income (excluding securities, derivatives and trading activities), see Table 2, rose to $7.1 million or 5.4% in the second quarter of fiscal 2003, compared to $6.8 million in the second quarter of fiscal 2002. For the six-month period ended December 31, 2002, the increase was 6.3% (to $13.4 million in fiscal 2003, from $12.6 million in fiscal 2002) when comparing to the six-month period ended December 31, 2001.

Trust, money management, brokerage and insurance fees, one of the principal components of non-interest income, remained flat during the second quarters of fiscal 2003 and 2002. When comparing both six-month periods, they decreased by 5.2%, declining from $7.2 million in fiscal 2002, to $6.8 million in fiscal 2003,reflecting the impact of the overall equity market downturn.

For the second quarter of fiscal 2003, gains generated by mortgage banking activities slightly decreased to $1.7 million, a 3.7% lower than the $1.8 million reported for the second quarter of fiscal 2002. During this period the Group adopted a new strategy to hold mortgage loans instead of converting them into securities to re-align the asset mix, giving greater emphasis to the loan portfolio growth, consequently deferring the recognition of the amount of fees derived from the sale or conversion of these loans. In contrast to the six month period ended December 31, 2002, mortgage banking activities revenues reflects a slight increase of 3.8% ($3.6 million in fiscal 2003 compared to $3.5 million in fiscal 2002) reflecting the impact of the strategy in place before the recently adopted strategy mentioned above.

Bank service fees and other operating revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services. These revenues totaled $1.5 million in the second quarter of fiscal 2003, a 48.0% increase versus $985,000 reported in the same period of fiscal 2002. This increase is mainly due to fees on deposits accounts which almost doubled from $533,000 to $1.0 million in the second quarter of fiscal 2003, reflecting the expansion of the deposits base (see Liabilities and Funding Sources). For the six month period of fiscal 2003, bank service revenues increased a robust 54.1%, from $1.9 million in fiscal 2002, to $3.0 million in the same period of fiscal 2003.

As shown in Table 2, securities, derivatives and trading activities for the second quarter and six month periods ended on December 31, 2002 and 2001, reflects a moderate fluctuation. The net activity for the second quarter was $1.5 million for fiscal 2003, compared to $1.4 million for the same period of fiscal 2002. For the six month period the net activity was $2.9 million for fiscal 2003 versus $2.7 million for the comparable period of fiscal 2002. The most significant fluctuation related to a loss of $4.0 million on derivatives activities for the six month period of fiscal 2003, a considerable increase from a loss of $930,000 for the same period of fiscal 2002 as the expectation is that interest rates will not rise in the near future, causing the market value of derivatives (primarily interest rate caps) to decrease. For more information see “Derivatives and Hedging Activities” on note 5 to the unaudited Consolidated Financial Statements.

Non-Interest Expenses

As shown in Table 3, recurrent non-interest expenses for the second quarter of fiscal 2003 increased 17.5% to $12.5 million from $10.6 million in the comparable period of fiscal 2002. For the six month period, the increase was 24.1%, this is $25.3 million for fiscal 2003, compared to $20.4 million for the same period of fiscal 2002.The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investment in technology, professional fees for consulting engagements related to new services and the outsourcing of certain internal procedures, and increase in variable compensation to encourage insurance and financial products sales and mortgage loan originations.

Employee compensation and benefits is the Group’s largest non-interest expense category. For the second quarter and six month period of fiscal 2003, the increase was 19.7% and 23.0% respectively, to $4.5 million and $9.2 million versus $3.8 million and $7.5 million for the same period of fiscal 2002.  Refer to Table 3 for more selected data regarding employee compensation and benefits reflecting an expansion of the work force and increasing variable compensation (commissions) to encourage higher volume of business.

Provision for Loan Losses

The provision for loan losses for the second quarter and six-month period of fiscal 2003 totaled $1.1 million and $1.9 million respectively, up 109.5% and 66.2% from the $525,000 and $1.2 million reported for the same periods of fiscal 2002. The increase is in direct relationship with the growth of the loan portfolio that had augmented 18.6% when compared to the same period of previous fiscal year, combined with an increase of 45.6% in non-performing loans, mainly real estate loans (see Table 8). However, the net credit loss ratio remained at 0.30% for the quarters ended on December of fiscal 2003 and 2002, and decreased from .38% to .34% for the six month period of fiscal 2002 and 2003, respectively. Please refer to the allowance for loan losses and non-performing assets section on Table 4 to Table 8 for a more detailed analysis of the allowance for loan losses, net credit losses and credit quality statistics.

Provision for Income Taxes

The Group recognized a provision for income tax of $943,000 and $1.4 million for the second quarter and six-month periods of fiscal 2003 compared with a provision of $532,000 and $571,000 for the same periods of fiscal 2002. This is in direct relationship with an increase of 23.4% and 45.4% in income before taxes for, the second quarter and six month periods of fiscal 2003, respectively. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

Group’s Assets

At December 31, 2002, the Bank’s total assets (including holding company) amounted to $2.806 billion, an increase of 20.5% and 12.7%, when compared to $2.328 billion a year ago and $2.489 at June 30, 2002. At the same date, interest-earning assets reached $2.716 billion, up 21.4% versus $2.234 billion a year earlier. The Group’s strategy to re-align the asset mix, giving greater emphasis to the loan portfolio over the investment portfolio, is in process. The loan portfolio grew by 18.6 percent to $666.4 million as of December 31, 2002, compared to $561.9 million for the same period in the previous year. Most of the growth came from real estate, mainly residential mortgage loans held to maturity and for sale, which grew 19.3% (See Table 9).

Investments are the Group’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P. R. Government municipal bonds. At December 31, 2002, the Group’s investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group’s effective tax rate (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

A sustained growth in mortgage-backed securities and P.R. Government and agency securities drove the investment portfolio expansion. They increased 27.4% to $2.017 billion (98.4% of the total portfolio) from $1.583 billion (94.7% of the total portfolio) the year before.

At December 31, 2002, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $666.4 million, 18.6% higher than the $561.9 million a year ago. Late in the second quarter of fiscal 2001, the Group’s loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, the Group sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 9 and Note 3 of the unaudited Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The Group’s real estate loan portfolio is mainly comprised of residential loans, home equity loans and personal loans collateralized by real estate. At December 31, 2002, the real estate loans portfolio, which includes loans held for sale, amounted to $635.0 million (94.7% of total loan portfolio) a 19.3% increase when compared to $532.3 million the year before.

The second largest component of the Group’s loan portfolio is consumer loans. At December 31, 2002 and 2001, the consumer loan portfolio totaled $19.8 million and $21.7 million, respectively (2.9% and 3.8% of the Group’s loan portfolio). Commercial loans for December 31, 2002 and 2001 totaled $15.4 million and $10.3 million, respectively (2.3% and 1.8% of total loan portfolio, respectively).  The Group discontinued lease originations on June 30, 2000 and sold its portfolio, as previously reported.

Liabilities and Funding Sources

As shown in Table 10, at December 31, 2002, the Group’s total liabilities reached $2.612 billion, 18.9% higher than the $2.197 billion reported a year earlier. When comparing December 31, 2002, against June 30, 2002, the increased was 12.5%, from $2.323 million. Deposits and borrowings, the Group’s funding sources, amounted to $2.550 billion at the end of the second quarter of fiscal 2003 versus $2.158 billion the year before, a 18.2% increase. When compared to June 30, 2002, the increase was 11.8% against $2.280 million at the end of that period. The rise in repurchase agreements and FHLB funds to fund the expansion of the loan and investment portfolios drove this growth.

At December 31, 2002, deposits, the second largest category of the Group’s interest-bearing liabilities and a cost-effective source of funding, reached $951.3 million, up 8.7% versus the $875.4 million a year ago. A $65.6 million increase or 9.6% in time deposits and IRA accounts combined with a $10.3 million or 5.4% increase in demand and savings deposits contributed to this growth. When compared to June 30, 2002, deposits decreased 1.8% from $968.9 millions. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

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

Stockholders’ Equity

At December 31, 2002, the Group’s total stockholders’ equity was $193.6 million, a 47.0% and 16.3% increase, when compared to $131.7 million a year ago, and to $166.4 at the end of fiscal year 2002. In addition to earnings from operations, this rise reflects an increase on the unrealized gain of investment securities available for sale partially offset by the impact of FAS 133 derivatives activities. For more of the Group’s stockholders’ equity activity, refer to the Unaudited Consolidated Statement of Changes in Stockholders’ Equity and of Comprehensive Income (loss).

During the first quarter of fiscal year 2003, the Group repurchased 42,500 common shares bringing to 1,576,691 shares (1,970,863 after a 25% stock split, with a cost of $34.6 million) the number of shares held by the Group’s treasury.  The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2002, the Group’s market capitalization for its outstanding stock was $341.2 million ($19.66 per share) see Table 11.

During the second quarter and six month periods of fiscal years 2003 and 2002, the Group declared cash dividends, on its common stock amounting to $2.4 million ($0.14 per share) and $1.9 million ($0.11 per share) for the quarter and $4.5 million ($0.26 per share) and $3.7 million ($0.218 per share) for the six month periods of fiscal 2003 and 2002, respectively. Dividend yield for the second quarter of fiscal 2003 and 2002 was 0.73% and 0.81%. For the six month periods of fiscal year 2003 and 2002 was 1.34% and 1.62% respectively.

Under the regulatory framework for prompt corrective action, banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized.  The Bank exceeds those regulatory capital requirements. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

As shown on Table 12, the Group’s total financial assets include the Bank’s assets and assets managed by the trust and brokerage business. At December 31, 2002, they reached $4.984 billion - up 3.3% from $4.827 billion a year ago, and remained in line when compared to $4.990 million at June 30, 2002. The Group’s financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to Group’s Assets under Financial Condition.

The Group’s second largest financial assets component is assets managed by the trust department. The Group’s trust department  offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. At December 31, 2002, total assets managed by the Group’s trust department amounted $1.284 billion, 11.8% lower than the $1.455 billion a year ago, and 7.1% less than the $1.382 at June 30, 2002.  This decrease was mainly due to asset valuations in line with the equity market downturn.

The other financial asset component is assets gathered by the broker-dealer.  The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client’s base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 2002, total assets gathered by the broker-dealer from its customer investment accounts reached $894.3 million, down 14.3% and 20.0%, from $1.043 billion a year ago and $1.118 billion for June 30, 2002, respectively, also as a result of the equity market downturn.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At December 31, 2002, the Group’s allowance for loan losses amounted to $3.9 million (0.58% of total loans) a 28.4% increase from the $3.0 million (0.54% of total loans) reported a year earlier. This increase is mainly due to the loan portfolio growth, combined with an increase in non-performing loans, mainly real estate, see Table 7. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.

Net credit losses for the second quarter and six month periods of fiscal 2003, totaled $499,000 (0.30% of average loans) and $1.1 million (0.34% of average loans), a increase of 22.3% and 9.3% respectively when compared to $408,000 (0.29% of average loans) and $986,000 (0.38% of average loans) for the same periods of fiscal 2002. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

The Group’s non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Table 7). At December 31, 2002, the Group’s non-performing assets totaled $27.6 million (0.98% of total assets) versus $19.4 million (0.83% of total assets) at the same date of the previous fiscal year.  The increase was principally due to a higher level of non-performing loans; mainly low credit risk non-performing mortgage loans.

At December 31, 2002, the allowance for loan losses to non-performing loans coverage ratio was 14.35%. Excluding the lesser-risk real estate loans, the ratio is much higher, 233.73%. Detailed information concerning each of the items that comprise non-performing assets follows:

•                  Real estate loans - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At December 31, 2002, the Group’s non-performing real estate loans totaled $25.5 million (93.9% of the Group’s non-performing loans) a 49.1% increase from the $17.1 million (91.7% of the Group’s non-performing loans) reported a year earlier.  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•                  Commercial business loans - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At December 31, 2002, the Group’s non-performing commercial business loans amounted to $1.1 million (4.0% of the Group’s non-performing loans) a 90.4% increase from $564,000 reported a year before (3.0% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•                 Finance leases - are placed on non-accrual status when they become 90 days past due. At December 31, 2002, the Group’s non-performing financing leases portfolio amounted to $63,000 (0.2% of the Group’s total non-performing loans) a 82.8% decrease from the $367,000 reported for the same period of fiscal 2002 (2.0% of total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•                  Consumer loans - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days.  At December 31, 2002, the Group’s non-performing consumer loans amounted to $520,000 (1.9% of the Group’s total non-performing loans) a 8.9% decrease from the $571,000 reported a year ago (3.1% of total non-performing loans).

•                 Foreclosed real estate - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At December 31, 2002, foreclosed real estate balance was $410,000 a 43.6% decrease from the $727,000 reported for the same period of fiscal year 2002..

•                 Other repossessed assets - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses.  At December 31, 2002, the inventory of repossessed automobiles consisted of two units amounting to $12,000. No other repossessed assets were registered for the comparable period of fiscal 2002.

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

The Group is exposed to a reduction in the level of Net Interest Income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at December 31, 2002 remained constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

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

At December 31, 2002, the Group’s liquidity was deemed appropriate. At such date the Group’s liquid assets amounted to $1.870 billion, this includes $24 million available from unused lines of credit with other financial institutions and $136.5 million of borrowing potential with the FHLB. The Group’s liquidity position is reviewed and monitored by the ALCO Committee on a regular basis. Management believes that the Group will continue to maintain adequate liquidity levels in the future.

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

Item - 4

Controls and Procedures

On February 7, 2003, an evaluation was performed under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based on that evaluation, the Group’s management, including the CEO and the PFO, concluded that the Group’s disclosure controls and procedures were effective as of February 7, 2003. There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect internal controls subsequent to February 7, 2003.

PART - 2   OTHER INFORMATION

Item - 1

LEGAL PROCEEDINGS

The Group and its subsidiaries are defendants in a number of legal claims under various theories of damages arising out of, and incidental to their business. The Group is vigorously contesting those claims. Based upon a review with legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group’s financial condition or results of operations.

Item - 2

CHANGES IN SECURITIES

None

Item - 3

DEFAULTS UPON SENIOR SECURITIES

None

Item - 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Only one matter was submitted and approved at the annual meeting of stockholders held on October 28, 2002, in San Juan, Puerto Rico. Such matter consisted of election of a director: Miguel Vazquez Deynes, to a two-year term expiring in 2004; and three directors: Pablo I. Altieri, Diego Perdomo and Francisco Arriví, to three-year term expiring in 2005. Following in tabular form are the voting results per nominee:

Nominees	For	Against	Abstention or Broker Non-Votes

Miguel Vazquez Deynes	11,606,727	11,500	2,164,190
Pablo I. Altieri	11,606,727	11,500	2,164,190
Diego Perdomo	11,606,727	11,500	2,164,190
Francisco Arriví	11,606,727	11,500	2,164,190

The term of the following directors continued after the meeting: José E. Fernández, Julian S. Inclán, Efráin Archilla, Emilio Rodríguez, Jr. and Alberto Richa Angelini.

Item - 5

OTHER INFORMATION

Item - 6

EXHIBITS AND REPORTS ON FORM 8-K

A- Exhibits

99.1 - Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

99.2 -  Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

B - Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/JOSE E. FERNANDEZ
José E. Fernández
Chairman of the Board, President and Chief Executive Officer		Dated:	February 11, 2003

By:	/s/RAFAEL VALLADARES
Rafael Valladares
Senior Vice President - Principal Financial Officer		Dated:	February 11, 2003

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, José Enrique Fernández, Chairman of the Board of Directors, President and Chief Executive Officer of Oriental Financial Group Inc., certify that:

1.                 I have reviewed this quarterly report on Form 10-Q of Oriental Financial Group Inc.;

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

Date: February 11, 2003

By /s/ José Enrique Fernández
José Enrique Fernández
Chairman of the Board, President,
Chief Executive Officer

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Rafael Valladares, Senior Vice President and Principal Financial Officer of Oriental Financial Group Inc, certify that:

1.                 I have reviewed this quarterly report on Form 10-Q of Oriental Financial Group Inc.;

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

Date:  February 11, 2003

By /s/ Rafael Valladares
Rafael Valladares
Senior Vice President and
Principal Financial Officer