Form 10-K/A
period 2002-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2003-05-09
CIK 1030469

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes                            ☒                                    No                                ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☒                                    No                                ☐

As of July 31, 2002, Oriental Financial Group Inc. (the “Group”) had 13,769,437 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Group was $250.4 million based upon the reported closing price of $24.10 on the New York Stock Exchange on that date.

Documents Incorporated By Reference

Portions of the Group’s annual report to security holders for fiscal year 2002 are incorporated by reference in response to items 7 through 8 of Part II.

Portion of the Group’s definitive proxy statement relating to the 2002 annual meeting of stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Table of Contents

Description

Selected Financial Data:
Earnings, Per Share, and Dividends Data
Period End Balances
Selected Financial Ratios and Other Information

Table1	Fiscal Year-To-Date Analysis of Interest Income and Changes due to Volume / Rate

Table 2	Non-Interest Income Summary

Table 3	Non-Interest Expenses Summary

Table 4	Bank Assets Summary and Composition

Table 5	Loans receivable composition

Table 6	Liabilities Summary and Composition

Table 7	Capital, Dividends and Stock Data

Table 8	Allowance for Loan Losses Summary

Table 9	Allowance for Loan Losses Breakdowns

Table 10	Net Credit Losses Statistics

Table 11	Non-Performing Assets

Table 12	Non-Performing Loans

Table 13	Selected Quarterly Financial Data

Overview of Financial Performance

SELECTED FINANCIAL DATA

FIVE-YEAR PERIOD ENDED JUNE 30, 2002

(In thousands, except for per share data)

EARNINGS:	2002	2001	2000	1999	1998

Interest income	$141,695	$120,344	$126,226	$107,809	$96,940
Interest expense	82,695	91,281	81,728	64,775	58,046
Net interest income	59,000	29,063	44,498	43,034	38,894
Provision for loan losses	2,117	2,903	8,150	14,473	9,545
Net interest income after provision for loan losses	56,883	26,160	36,348	28,561	29,349
Non-interest income	31,250	20,383	23,674	33,953	27,244
Non-interest expenses	48,962	39,228	40,348	35,610	34,634
Income before taxes	39,171	7,315	19,674	26,904	21,959
Income tax benefit (expense)	(720)	1,318	(108)	(200)	(2,563)
Income before cumulative effect of change in accounting principle	38,451	8,633	19,566	26,704	19,396
Cumulative effect of change in accounting principle, net of tax	—	(164)	—	—	—
Net Income	38,451	8,469	19,566	26,704	19,396
Less: dividends on preferred stock	(2,387)	(2,387)	(2,387)	(350)	—
Net income available to common shareholders	$36,064	$6,082	$17,179	$26,354	$19,396

PER SHARE AND DIVIDENDS DATA (1):

Basic EPS before cumulative effect of change in accounting principle	$2.63	$0.45	$1.22	$1.84	$1.33
Basic EPS after cumulative effect of change in accounting principle	$2.63	$0.44	$1.22	$1.84	$1.33
Diluted EPS before cummulative effect of change in accounting principle	$2.50	$0.44	$1.19	$1.76	$1.26
Diluted EPS after cumulative effect of change in accounting principle	$2.50	$0.43	$1.19	$1.76	$1.26
Average shares and shares equivalents	14,402	14,046	14,479	14,996	15,343
Book value per common share	$9.66	$5.82	$6.04	$5.86	$6.82
Market price at end of year	$25.36	$17.27	$13.13	$21.93	$25.15
Dividends declared per common share	$0.60	$0.55	$0.55	$0.51	$0.37
Dividends declared on common share	$7,840	$7,533	$7,651	$7,369	$5,442

(1) Per share related information has been retroactively adjusted to reflect stock splits and stock dividends, when applicable.

YEAR END BALANCES (as of June 30,):	2002	2001	2000	1999	1998

Trust assets managed	$1,382,268	$1,444,534	$1,456,500	$1,380,200	$1,310,000
Broker-dealer assets gathered	1,118,181	1,002,253	914,900	885,800	741,400
Assets managed	2,500,449	2,446,787	2,371,400	2,266,000	2,051,400
Group bank assets	2,489,141	2,037,703	1,851,214	1,580,800	1,301,400
Total financial assets	$4,989,590	$4,484,490	$4,222,614	$3,846,800	$3,352,800

Investments and loans
Investments and securities	$1,757,435	$1,459,991	$1,179,484	$946,411	$706,535
Loans and leases (including loans held-for-sale), net	581,531	466,482	600,878	568,711	541,750
Securities and loans sold but not yet delivered	71,750	14,108	—	—	—
	$2,410,716	$1,940,581	$1,780,362	$1,515,122	$1,248,285
Deposits and Borrowings
Deposits	$968,850	$815,538	$735,041	$672,258	$579,352
Repurchase agreements	996,869	915,471	816,493	596,226	416,171
Other borrowings	258,200	165,000	156,500	174,900	189,388
Securities purchased but not yet received	56,195	—	—	—	—
	$2,280,114	$1,896,009	$1,708,034	$1,443,384	$1,184,911
Stockholders’ equity
Preferred equity	$33,500	$33,500	$33,500	$33,500	$—
Common equity	132,929	79,990	84,369	82,798	99,240
	$166,429	$113,490	$117,869	$116,298	$99,240
Capital ratios
Leverage capital	7.80%	6.68%	7.49%	8.30%	7.70%
Total risk-based capital	22.10%	19.96%	29.29%	24.21%	20.45%
Tier 1 risk-based capital	21.76%	19.53%	30.54%	22.95%	21.68%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.67%	0.49%	1.15%	1.84%	1.59%
Return on average common equity (ROE)	32.47%	7.85%	18.73%	24.41%	20.41%
Equity-to-assets ratio	6.69%	5.57%	6.37%	7.36%	7.63%
Efficiency ratio	57.22%	72.06%	58.56%	53.38%	57.75%
Expense ratio	1.04%	0.85%	1.00%	0.88%	1.19%
Interest rate spread	2.59%	1.52%	2.43%	2.94%	3.17%
Number of financial centers	21	20	19	19	17

SELECTED FINANCIAL DATA

Three-Year Periods Ended June 30, 2002

(Dollars in thousands)

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	2000*	2002	2001*	2000*	2002	2001*	2000*

A. TAX EQUIVALENT SPREAD
Interest-earning assets	$141,695	$120,344	$126,226	6.54%	7.17%	7.72%	$2,166,516	$1,677,786	$1,635,098
Tax equivalent adjustment	28,171	35,226	24,786	1.30%	2.10%	1.52%	—	—	—
Interest-earning assets — tax equivalent	169,866	155,570	151,012	7.84%	9.27%	9.24%	2,166,516	1,677,786	1,635,098
Interest-bearing liabilities	82,695	91,281	81,728	3.95%	5.65%	5.27%	2,091,738	1,614,893	1,551,200
Net interest income / spread	$87,171	$64,289	$69,284	3.89%	3.62%	3.97%	$74,778	$62,893	$83,898

B. NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$93,373	$75,172	$68,070	6.06%	6.75%	6.66%	$1,541,155	$1,113,667	$1,022,261
Investment management fees	(1,535)	(1,016)	—	-0.10%	-0.09%	0.00%	—	—	—
Total investment securities	91,838	74,156	68,070	5.96%	6.66%	6.66%	1,541,155	1,113,667	1,022,261
Trading securities	2,744	2,735	2,269	6.66%	7.55%	8.08%	41,186	36,223	28,098
Money market investments and other	1,058	4,691	510	3.01%	5.97%	6.29%	35,096	78,630	8,109
	95,640	81,582	70,849	5.91%	6.64%	6.69%	1,617,437	1,228,520	1,058,468
Loans (1):
Real estate (2)	40,173	32,970	25,986	8.11%	8.20%	7.75%	495,631	401,916	335,353
Consumer	3,123	3,008	16,612	14.49%	15.41%	13.27%	21,549	19,517	125,199
Financing leases (3)	2	409	10,579	0.36%	8.34%	11.13%	554	4,907	95,012
Commercial	2,757	2,375	2,200	8.80%	10.36%	10.44%	31,345	22,926	21,066
	46,055	38,762	55,377	8.39%	8.63%	9.60%	549,079	449,266	576,630

	141,695	120,344	126,226	6.54%	7.17%	7.72%	2,166,516	1,677,786	1,635,098
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	48,190	44,571	48,480
Now Accounts	1,511	940	765	3.19%	4.29%	3.77%	47,364	21,928	20,304
Savings	1,850	2,186	2,658	2.30%	2.85%	3.33%	80,400	76,658	79,759
Time and IRA accounts	30,227	33,516	28,000	4.33%	5.89%	5.41%	697,546	569,415	517,289
	33,588	36,642	31,423	3.85%	5.14%	4.72%	873,500	712,572	665,832
Borrowings:
Repurchase agreements	23,883	46,727	41,116	2.39%	5.91%	5.77%	998,069	790,498	713,061
Interest rate risk management	15,551	1,141	—	1.56%	0.14%	—	—	—	—
Financing fees	255	179	—	0.03%	0.02%	—	—	—	—
Total repurchase agreements	39,689	48,047	41,116	3.98%	6.08%	5.77%	998,069	790,498	713,061
FHLB funds and term notes	8,306	6,592	9,189	4.12%	5.90%	5.33%	201,469	111,823	172,307
Subordinated capital notes	1,112	—	—	5.95%	—	—	18,700	—	—
	49,107	54,639	50,305	4.03%	6.06%	5.68%	1,218,238	902,321	885,368

	82,695	91,281	81,728	3.95%	5.65%	5.27%	2,091,738	1,614,893	1,551,200

Net interest income / spread	$59,000	$29,063	$44,498	2.59%	1.52%	2.45%

Interest rate margin				2.72%	1.73%	2.72%

Excess of interest-earning assets over interest-bearing liabilities							$74,778	$62,893	$83,898

Interest-earning assets over interest-bearing liabilities ratio							103.57%	103.89%	105.41%

C.  CHANGES IN NET INTEREST INCOME DUE TO (4):

	Fiscal 2002 versus 2001			Fiscal 2001 versus 2000
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans (1)	$8,399	$(1,106)	$7,293	$(11,380)	$(5,235)	$(16,615)
Investments	23,724	(9,666)	14,058	11,297	(564)	10,733
	32,123	(10,772)	21,351	(83)	(5,799)	(5,882)
Interest Expense:
Deposits	7,289	(10,343)	(3,054)	2,293	2,926	5,219
Repurchase agreements	14,499	(22,857)	(8,358)	4,626	2,305	6,931
Other borrowings	5,021	(2,195)	2,826	(3,711)	1,114	(2,597)
	26,809	(35,395)	(8,586)	3,208	6,345	9,553

Net Interest Income	$5,314	$24,623	$29,937	$(3,291)	$(12,144)	$(15,435)

* Certain adjustments were made to conform figures to current period presentation.

(1) - Includes loans fees amounted to $1,768, $857 and $365 in fiscal 2002, 2001 and 2000, respectively. Average loans includes non-accruing loans.

(2) - Real estate averages include loans held-for-sale.

(3) - Discontinued in June 2000.

(4) - The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

Selected Financial Data

Three-Year Period Ended June 30, 2002

(Dollars in thousands)

	2002	2001	Variance %	2000

TABLE 2 - NON-INTEREST INCOME SUMMARY:

Trust, money management, brokerage, insurance and investment banking fees	$13,848	$12,013	15.3%	$12,046
Mortgage banking activities	8,748	8,794	-0.5%	6,387
Non-banking service revenues	22,596	20,807	8.6%	18,433

Fees on deposit accounts	2,721	2,162	25.9%	2,131
Bank service charges and commissions	1,757	1,654	6.2%	2,387
Other operating revenues	133	359	-63.0%	145
Bank service revenues	4,611	4,175	10.4%	4,663

Securities net activity (loss)	4,362	(1,175)	471.2%	1,202
Trading net activity (loss)	1,149	(484)	337.4%	(382)
Derivatives net activity (loss)	(1,997)	(3,919)	-49.0%	—
Securities, derivatives and trading activities	3,514	(5,578)	163.0%	820

Leasing revenues (discontinued June 2000)	—	65	-100.0%	956
Gain (loss) on sale of loans	104	914	-88.6%	(1,198)
Gain on sale of premises and equipment	425	—	100.0%	—
Other revenues	529	979	-46.0%	(242)

Total non-interest income	$31,250	$20,383	53.3%	$23,674

TABLE 3 - NON-INTEREST EXPENSES SUMMARY:

Fixed compensation	$11,531	$10,757	7.2%	$11,683
Variable compensation	4,847	3,416	41.9%	4,015
Compensation and benefits (1)	16,378	14,173	15.6%	15,698
Stock option cancellation	800	1,499	-46.6%	—
Total Compensation and benefits	17,178	15,672	9.6%	15,698

Occupancy and equipment	7,800	7,141	9.2%	6,417
Advertising and business promotion	6,717	4,298	56.3%	3,094
Professional and service fees	7,125	3,765	89.2%	3,216
Communications	1,507	1,633	-7.7%	1,681
Municipal and other general taxes	1,722	1,951	-11.7%	1,920
Insurance, including deposits insurance	569	474	20.0%	469
Printing, postage, stationery and supplies	791	683	15.8%	826
Other operating expenses (1)	5,553	3,611	53.8%	7,027
Other non-interest expenses	31,784	23,556	34.9%	24,650

Total non-interest expenses	$48,962	$39,228	24.8%	$40,348

Relevant ratios and data (1):
Efficiency ratio	57.22%	72.06%		58.56%
Expense ratio	1.04%	0.85%		1.00%
Non-interest income to non-interest expenses ratio	63.83%	51.96%		58.67%
Compensation to non-interest expenses (1)	33.5%	36.1%		38.9%
Variable compensation to total compensation (1)	29.6%	24.1%		26.7%
Compensation to total assets (1)	0.66%	0.70%		0.85%
Average compensation per employee (annualized)	$39	$40		$44
Average number of full time employees	417	353		357
Bank assets per average number of employees	$5,969	$5,773		$5,185

Work force (2):
Banking operations	359	314		314
Trust operations	24	27		27
Brokerage operations	12	13		11
Insurance operations	30	35		—
Total work force	425	389		352

(1) Excludes non- cash stock options cancellation charges.

(2) Includes contracted services.

SELECTED FINANCIAL DATA

As of June 30, 2002, 2001 and 2000

(Dollars in thousands)

	June 30, 2002	June 30, 2001	Variance %	June 30, 2000

TABLE 4 - BANK ASSETS COMPOSITION:
Investments:
Mortgage-backed securities	$1,673,131	$1,339,219	24.9%	$881,996
U.S. Government and agency obligations	3,481	36,657	-90.5%	236,101
P.R. Government and agency obligations	52,706	8,481	521.5%	17,515
Other debt securities	9,765	9,288	5.1%	9,215
Short-term investments	1,032	51,074	-98.0%	23,511
FHLB stock	17,320	15,272	13.4%	11,146
Total investments	1,757,435	1,459,991	20.4%	1,179,484
Loans:
Loans receivable	575,210	445,768	29.0%	426,927
Allowance for loan losses	(3,039)	(2,856)	6.4%	(6,837)
Loans receivable, net	572,171	442,912	29.2%	420,090
Loans held for sale	9,360	23,570	-60.3%	180,788
Total loans receivable, net	581,531	466,482	24.7%	600,878

Securities and loans sold but not yet delivered	71,750	14,108	408.6%	—

Total securities and loans	2,410,716	1,940,581	24.2%	1,780,362
Other assets	78,425	97,122	-19.3%	70,852
Total assets	$2,489,141	$2,037,703	22.2%	$1,851,214

Investments portfolio composition percentages:
Mortgage-backed securities	95.2%	91.7%		74.8%
U.S. and P.R. Government securities	3.2%	3.1%		21.5%
FHLB stock, short-term investments and other debt securities	1.6%	5.2%		3.7%
	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA

Five-Year Period Ended June 30, 2002

(Dollars in thousands)

TABLE 5 - LOANS RECEIVABLE COMPOSITION:

	2002	2001	2000	1999	1998

Real estate-mortgage, mainly residential	$520,993	$419,965	$387,629	$334,649	$287,859
Consumer	22,077	22,717	89,815	122,212	102,515
Commercial, mainly real estate	41,205	25,829	24,117	10,555	15,921
Financing leases (1)	295	827	106,154	110,297	141,113
Total loans receivable	584,570	469,338	607,715	577,713	547,408
Allowance for loan losses	(3,039)	(2,856)	(6,837)	(9,002)	(5,658)
Loans receivable, net	$581,531	$466,482	$600,878	$568,711	$541,750

Loans portfolio composition percentages:
Real estate-mortgage, mainly residential	89%	89%	64%	58%	53%
Consumer	4%	5%	15%	21%	19%
Commercial, mainly real estate	7%	6%	4%	2%	3%
Financing leases	0%	0%	17%	19%	26%
Total loans receivable	100%	100%	100%	100%	100%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

As of June 30, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	%	2000

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION:

Deposits:
Non-interest bearings deposits	$67,142	$46,743	43.6%	$43,332
Now accounts	43,738	26,107	67.5%	21,129
Savings accounts	79,269	78,703	0.7%	77,818
Time deposits and IRA accounts	777,083	661,701	17.4%	587,931
	967,232	813,254	18.9%	730,210
Accrued interest	1,618	2,284	-29.2%	4,831
	968,850	815,538	18.8%	735,041
Borrowings:
Repurchase agreements	996,869	915,471	8.9%	816,493
FHLB funds	208,200	105,000	98.3%	70,000
Subordinated capital notes	35,000	—	100.0%	—
Term notes	15,000	60,000	-75.0%	86,500
	1,255,069	1,080,471	16.2%	972,993

Securities purchased but not yet received	56,195	—	100.0%	—
Total deposits, borrowings and securities purchased but not yet delivered	2,280,114	1,896,009	20.3%	1,708,034
Other liabilities	42,598	28,204	51.0%	25,311
Total liabilities	$2,322,712	$1,924,213	20.7%	$1,733,345

Deposits portfolio composition percentages:
Non-interest bearing deposits	6.9%	5.7%		5.9%
Now accounts	4.5%	3.2%		2.9%
Savings Deposits	8.2%	9.7%		10.7%
Time deposits and IRA accounts	80.4%	81.4%		80.5%
	100.0%	100.0%		100.0%
Borrowings portfolio composition percentages:
Repurchase agreements	79.4%	84.7%		83.9%
FHLB funds	16.6%	9.7%		7.2%
Subordinated capital notes	2.8%	0.0%		0.0%
Term notes	1.2%	5.6%		8.9%
	100.0%	100.0%		100.0%
Short term borrowings

Amount outstanding at year-end	$996,869	$915,471		$816,493
Daily average outstanding balance	$998,069	$790,498		$713,061
Maximum outstanding balance at any month-end	$1,148,846	$955,745		$816,493
Weighted average interest rate:
For the year	3.98%	6.08%		5.77%
At year end	1.84%	4.12%		6.39%

SELECTED FINANCIAL DATA

As of June 30, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	%	2000

TABLE 7 – CAPITAL, DIVIDENDS AND STOCK DATA:

Capital data:
Stockholders’ equity	$166,429	$113,490	46.6%	$117,869
Leverage Capital (minimum required - 4.00%)	7.80%	6.68%	16.8%	7.49%
Total Risk-Based Capital (minimum required - 8.00%)	22.10%	19.96%	10.7%	29.29%
Tier 1 Risk-Based capital (minimum required - 4.00%)	21.76%	19.53%	11.4%	30.54%

Stock data:
Outstanding common shares, net of treasury	13,766	13,757	0.1%	13,967
Book value (1)	$9.66	$5.82	65.8%	$6.04
Market Price at end of year (1)	$25.36	$17.27	46.8%	$13.13
Market capitalization	$349,093	$237,620	46.9%	$183,316

Common dividend data:
Cash dividends declared	$7,840	$7,533	4.1%	$7,651
Cash dividends declared per share	$0.60	$0.55	9.1%	$0.55
Payout ratio	22.81%	124.74%	-81.7%	45.03%
Dividend yield as of June 30	2.37%	3.18%	-25.7%	4.19%

(1) Data adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

The following provides the high and low prices and cash dividend per share of the Group’s stock for each quarter of the last three fiscal years.  Common stock prices and dividend were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

	Price		Cash Dividend Per share

	High	Low

Fiscal 2002:
June 30, 2002	$25.36	$19.50	$0.1500
March 31, 2002	$21.92	$16.18	$0.1500
December 31, 2001	$18.91	$16.06	$0.1500
September 30, 2001	$20.17	$15.18	$0.1500

Fiscal 2001:
June 30, 2001	$17.27	$11.68	$0.1375
March 31, 2001	$13.46	$11.59	$0.1375
December 31, 2000	$13.69	$10.00	$0.1375
September 30, 2000	$14.09	$10.62	$0.1375

Fiscal 2000:
June 30, 2000	$17.55	$11.98	$0.1375
March 31, 2000	$23.64	$16.14	$0.1375
December 30, 1999	$21.70	$17.90	$0.1375
September 30, 1999	$25.45	$19.55	$0.1375

SELECTED FINANCIAL DATA

Five-Year Period Ended June 30, 2002

(Dollars in thousands)

	2002	2001	2000	1999	1998

TABLE 8 – ALLOWANCE FOR LOAN LOSSES SUMMARY:

Beginning balance	$2,856	$6,837	$9,002	$5,658	$5,408
Provision for loan losses	2,117	2,903	8,150	14,473	9,545
Net credit losses — see Table 10	(1,934)	(6,884)	(10,315)	(11,129)	(9,295)
End balance	$3,039	$2,856	$6,837	$9,002	$5,658

TABLE 9 - ALLOWANCE FOR LOAN LOSSES BREAKDOWN:

Consumer	$1,494	$1,318	$1,354	$4,186	$1,494
Commercial	285	419	376	461	207
Financing leases	74	303	4,519	4,282	3,838
Non-real estate	1,853	2,040	6,249	8,929	5,539
Real estate - mortgage	1,186	816	588	73	119
	$3,039	$2,856	$6,837	$9,002	$5,658

(1) Includes loans held for sale.

Allowance composition percentage:
Consumer	49.2%	46.1%	19.8%	46.5%	26.4%
Commercial	9.4%	14.7%	5.5%	5.1%	3.7%
Financing leases	2.4%	10.6%	66.1%	47.6%	67.8%
Non-real estate	61.0%	71.4%	91.4%	99.2%	97.9%
Real estate – mortgage	39.0%	28.6%	8.6%	0.8%	2.1%
	100.0%	100%	100.0%	100.0%	100.0%

Allowance coverage ratio at end of year Applicable to:
Real estate –mortgage	0.23%	0.19%	0.15%	0.02%	0.04%
Consumer	6.8%	5.8%	1.5%	3.4%	1.5%
Commercial	0.7%	1.6%	1.6%	4.4%	1.3%
Financing leases	25.1%	36.6%	4.3%	3.9%	2.7%
Total loans	0.52%	0.61%	1.13%	1.56%	1.03%

Other selected data and ratios:
Recoveries to charge-off’s	31.9%	23.8%	23.1%	17.6%	19.1%
Allowance coverage ratio to:
Non-performing loans	15.1%	16.9%	40.5%	46.1%	35.6%
Non-real estate non-performing loans	256.2%	103.4%	82.1%	92.2%	61.3%

SELECTED FINANCIAL DATA

Five-Year Period Ended June 30, 2002

(Dollars in thousands)

	2002	2001	2000	1999	1998

TABLE 10 - NET CREDIT LOSSES STATISTICS:

Real estate
Charge-offs	$(30)	$(77)	$(28)	$(2)	$(187)
Recoveries	—	—	—	16	12
	(30)	(77)	(28)	14	(175)
Consumer
Charge-offs	(1,531)	(2,653)	(7,803)	(6,020)	(5,197)
Recoveries	438	1,182	1,606	932	417
	(1,093)	(1,471)	(6,197)	(5,088)	(4,780)
Leasing
Charge-offs	(420)	(5,442)	(4,938)	(7,059)	(5,442)
Recoveries	297	736	1,268	1,093	1,545
	(123)	(4,706)	(3,670)	(5,966)	(3,897)
Commercial
Charge-offs	—	(222)	(45)	(11)	(32)
Recoveries	42	58	102	16	27
	42	(164)	57	5	(5)
Overdraft
Charge-offs	(858)	(636)	(608)	(408)	(626)
Recoveries	128	170	131	314	188
	(730)	(466)	(477)	(94)	(438)
Net credit losses
Total charge-offs	(2,839)	(9,030)	(13,422)	(13,500)	(11,484)
Total recoveries	905	2,146	3,107	2,371	2,189
	$(1,934)	$(6,884)	$(10,315)	$(11,129)	$(9,295)
Net credit losses (recoveries) to average loans:
Real estate	0.01%	0.02%	0.01%	0.00%	0.06%
Consumer	5.07%	7.54%	4.95%	4.05%	4.97%
Leasing	22.20%	95.90%	3.86%	4.83%	14.71%
Commercial	-0.13%	0.72%	-0.27%	-0.04%	0.00%
Total	0.35%	1.53%	1.79%	1.94%	1.66%

Average loans (2):
Real estate	$495,631	$401,916	$335,353	$309,909	$286,823
Consumer	21,549	19,517	125,199	125,482	96,223
Leasing	554	4,907	95,012	123,519	26,486
Commercial	31,345	22,926	21,066	13,978	150,652
Total	$549,079	$449,266	$576,630	$572,888	$560,184

SELECTED FINANCIAL DATA

Five-Year Period Ended June 30, 2002

(Dollars in thousands)

	2002	2001	2000	1999	1998

TABLE 11 - NON-PERFORMING ASSETS:

Non-performing assets:
Non-performing loans
Non-accruing loans	$10,196	$6,537	$8,844	$8,892	$7,232
Accruing loans over 90 days past due	9,920	10,366	8,031	10,650	8,663
Total non-performing loans (see Table 12 below)	20,116	16,903	16,875	19,542	15,895
Foreclosed real estate	476	847	398	383	413
Repossessed autos	—	107	552	438	951
Repossessed equipment	—	—	2	46	344
Total non-performing assets	$20,592	$17,857	$17,827	$20,409	$17,603

Interest which could have recorded in the period if the loans had not been classified as non-accruing loans	$724	$664	$851	$810	$614

Non-performing assets to total assets	0.83%	0.88%	0.96%	1.29%	1.35%

Non-performing loans to:
Total loans	3.44%	3.60%	2.78%	3.38%	2.90%
Total assets	0.81%	0.83%	0.91%	1.24%	1.22%
Total capital	12.09%	14.89%	14.32%	16.80%	16.02%

TABLE 12 - NON-PERFORMING LOANS:

Non-performing loans:
Consumer	$416	$588	$1,544	$942	$713
Financing leases	147	640	5,878	7,652	7,879
Commercial	585	1,535	901	1,166	640
Other	38	—	—	—	—
Non-real estate	1,186	2,763	8,323	9,760	9,232
Real estate, mainly residential	18,930	14,140	8,552	9,782	6,663
Total	$20,116	$16,903	$16,875	$19,542	$15,895

Non-performing loans composition percentages:
Consumer	2.1%	3.4%	9.2%	4.8%	4.5%
Financing leases	0.7%	3.8%	34.8%	39.2%	49.6%
Commercial	2.9%	9.1%	5.3%	6.0%	4.0%
Other	0.2%	0.0%	0.0%	0.0%	0.0%
Non-real estate	5.9%	16.3%	49.3%	50.0%	58.1%
Real estate, mainly residential	94.1%	83.7%	50.7%	50.0%	41.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

SELECTED FINANCIAL DATA

Fiscal Years Ended June 30, 2002 and 2001:

(In thousands, except for per share data)

	September 30,	December 31,	March 31,	June 30,	YTD

TABLE 13 - SELECTED QUARTERLY FINANCIAL DATA:

FISCAL 2002
Interest income	$32,945	$34,829	$36,789	$37,132	$141,695
Interest expense	21,940	20,586	19,824	20,345	82,695
Net interest income	11,005	14,243	16,965	16,787	59,000
Provision for loan losses	642	525	525	425	2,117
Net interest income after provision for loan losses	10,363	13,718	16,440	16,362	56,883
Non-interest income	6,764	8,177	7,394	8,915	31,250
Non-interest expenses	10,479	10,990	12,936	14,557	48,962
Income before taxes	6,648	10,905	10,898	10,720	39,171
Income tax expense	(39)	(532)	(471)	322	(720)
Net income	6,609	10,373	10,427	11,042	38,451
Less: Dividends on preferred stock	(597)	(597)	(596)	(597)	(2,387)
Net income available to common shareholders	$6,012	$9,776	$9,830	$10,445	$36,064

Per share data (1):
Basic	$0.44	$0.72	$0.72	$0.76	$2.63
Diluted	$0.42	$0.68	$0.69	$0.71	$2.50
Average shares and shares equivalents	14,341	14,304	14,314	14,651	14,402

Selected Financial Ratios:
Return on average assets (ROA)	1.26%	1.85%	1.71%	1.77%	1.67%
Return on average equity (ROE)	26.21%	38.77%	36.06%	35.08%	32.47%
Efficiency ratio	59.29%	52.44%	54.88%	57.44%	57.22%
Expense ratio	1.03%	0.85%	1.26%	1.16%	1.04%
Interest rate spread	2.31%	2.73%	3.08%	2.97%	2.59%

FISCAL 2001:

Interest income	$30,369	$28,561	$29,913	$31,501	$120,344
Interest expense	23,884	22,474	23,331	21,592	91,281
Net interest income	6,485	6,087	6,582	9,909	29,063
Provision for loan losses	1,400	500	506	497	2,903
Net interest income after provision for loan losses	5,085	5,587	6,076	9,412	26,160
Non-interest income	107	5,974	7,535	6,767	20,383
Non-interest expenses	8,188	9,112	9,441	12,487	39,228
Income (loss) before taxes	(2,996)	2,449	4,170	3,692	7,315
Income tax (expense) benefit	1,280	269	353	(584)	1,318
Income (loss) before cumulative effect of change in accounting principle	(1,716)	2,718	4,523	3,108	8,633
Cumulative effect in accounting principle, net of tax	(164)	—	—	—	(164)
Net income (loss)	(1,880)	2,718	4,523	3,108	8,469
Less: Dividends on preferred stock	(597)	(597)	(597)	(596)	(2,387)
Net income (loss) available to common shareholders	$(2,477)	$2,121	$3,926	$2,512	$6,082

Per share data (1):
Basic before cumulative effect of change in accounting principle	$(0.17)	$0.15	$0.28	$0.18	$0.45
Basic after cumulative effect of change in accounting principle	$(0.18)	$0.15	$0.28	$0.18	$0.44
Diluted before cumulative effect of change in accounting principle	$(0.16)	$0.15	$0.28	$0.18	$0.44
Diluted after cumulative effect of change in accounting principle	$(0.18)	$0.15	$0.28	$0.18	$0.43
Average shares and shares equivalents	13,903	13,969	14,053	14,080	14,046

Selected Financial Ratios:
Return on average assets (ROA)	-0.39%	0.64%	1.03%	0.73%	0.49%
Return on average equity (ROE)	-12.74%	11.80%	19.79%	13.98%	7.85%
Efficiency ratio	77.64%	74.89%	71.17%	72.91%	72.06%
Expense ratio	0.65%	0.78%	0.66%	1.27%	0.85%
Interest rate spread	1.57%	1.60%	1.58%	2.15%	1.52%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2002

OVERVIEW OF FINANCIAL PERFORMANCE

For fiscal year ended June 30, 2002, net income was $38.5 million ($2.50 diluted per share), an increase of 354.1% compared with the $8.5 million ($0.43 diluted per share) reported in fiscal year 2001. Net income for the quarter ended June 30, 2002, was $11.0 million ($0.71 diluted per share), an increase of 255.3% compared with net income of $3.1 million ($0.18 diluted per share) reported in the quarter ended June 30, 2001.

Return on common equity  (ROE) and return on assets (ROA) for fiscal year ended June 30, 2002 were 32.47% and 1.67% respectively, which represent an improvement from a ROE of 7.85% and ROA of 0.49% in the same period of the previous fiscal year. ROE was 35.08% for the quarter ended June 30, 2002, compared to 13.98% reported in the fourth quarter of fiscal 2001. In addition, ROA was 1.77% for the fourth quarter of fiscal 2002 versus a .73% reported for the same period of fiscal 2001.

A reduction in the cost of funds combined with management’s emphasis on secured lending and non-interest income (mostly fees) from operations drove the improvements in the Group’s performance. For fiscal year ended June 30, 2002, net interest income was $59.0 million, an increase of 103.0% from the $29.1 million recorded for fiscal year 2001, see Table 1. For the quarter ended June 30, 2002 net interest income increased 69.4%, to $16.8 million, compared with $9.9 million registered in the quarter ended June 30, 2001.

The provision for loan losses for the fiscal year ended June 30, 2002 decreased 27.3% to $2.1million from $2.9 million for fiscal year 2001. Quarterly provision for loan losses decreased from $496,900 in the fourth quarter of fiscal 2001, to $425,000 in the fourth quarter of fiscal year 2002. This reflects the benefits of the Group’s strategy to focus on secured lending which consequently enhanced the quality of the group’s loan portfolio.

Non-interest income (mostly fee income, see Table 2) also demonstrated an increase for fiscal year ended June 30, 2002, growing by 53.3% to $31.3 million from $20.4 million a year earlier. Trust, money management, brokerage and investment banking fees grew by 15.3%. This growth reflects the strong market acceptance of our fee-based financial planning business lines.

For fiscal year ended June 30, 2002, mortgage-banking activity revenue was $8.7 million, almost in line with  $8.8 million for previous fiscal year due to management’s strategy of maintaining a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans. As a result of this strategy, the net loans receivable grew by 24.7% from $466.5 million as of June 30, 2001, to $581.5 million as of June 30, 2002, (see Table 4).

Due to favorable market conditions in fiscal 2002, the Group benefited from a net gain of $3.5 million from securities, derivatives and trading activities, as compared to a net loss of $5.6 million in fiscal 2001.

Non-interest expenses for fiscal year 2002 increased 24.8% to $49.0 million, compared to $39.2 million in the previous fiscal year, see Table 3. The increase is attributable to the Group’s strategy to continue to invest in new marketing, technology and human resources that will assure our long-term growth from financial planning and investment services, mortgage originations, insurance services, consumer and commercial banking and investment banking.

Total financial assets (including assets managed by the trust department and broker-dealer subsidiary) increased 11.3% to $5.0 billion as of June 30, 2002, compared to $4.5 billion as of June 30, 2001. Assets managed by the Group’s trust department and broker-dealer subsidiary increased 2.2%, year-to-year, to $2.5 billion from $2.4 billion. The small increase is mainly due to the decline of broader markets (stocks, mutual funds) experienced during fiscal year 2002. On the other hand, the Group’s bank assets reached $2.489 billion as of June 30, 2002, an increase of 22.1%, compared to $2.038 billion as of June 30, 2001.

On the liability side, total deposits substantially increased by 18.8% from $815.5 million at June 30, 2001, to $968.9 million at June 30, 2002, because the Group aggressively continues to expand its banking business within its overall strategy of positioning itself as a financial planning service provider.

The Group continued its repurchasing program of common stock, reacquiring 155,492 shares during the twelve-month period ended June 30, 2002 for an approximate cost of $3.0 million. Stockholders’ equity as of June 30, 2002 was $166.4 million, increasing 46.6% from $113.5 million as of June 30, 2001. This increase mainly reflects the substantial improvement in net income, net of dividends declared and the mark-to-market valuation required by Statement of Financial Accounting Standards No. 115 related to investments available-for-sale, which was partially offset by the mark-to-market of derivatives required by the Statement of Financial Accounting Standards No. 133.

On January 29, 2002, the Group’s Board of Directors declared a 10% stock dividend on outstanding common shares. Furthermore, a cash dividend of $0.15 per common share (after distribution of the stock dividend) for the fiscal third quarter ended March 31, 2002, was declared. The stock dividend will have the effect of increasing the total cash dividend by 10 percent. The stock dividend was paid on April 15, 2002 to stockholders of record as of April 1, 2002.

Net income for the Group’s fiscal year ended June 30, 2001 was $8.5 million ($0.43 diluted per share) a 57 percent decrease when compared with net income of $19.6 million ($1.19 per share) for the year ended June 30, 2000.

Net interest income after provision for loan losses decreased 28% from $36.3 million for fiscal year 2000, to $26.2 million for fiscal year 2001. This is a result of a 5% decrease in interest income, from $126.2 million, to $120.3 million, and a 12% increase in interest expense, from $81.7 million, to $91.3 million. This decline is mostly attributable to lower net interest income as interest rate increases previously made by the Federal Reserve during fiscal years 2000 and 1999 weighed heavily during the first six months of the Group’s fiscal year 2001, combined with the fact that the full effect of interest rate reductions made by the Federal Reserve since January 2001 was not fully-absorbed by June 30, 2001, see Table 1. This was mitigated by management’s strategy to focus on secured lending, evident in the 64-percent reduction in the provision for loan losses, which declined to $2.9 million for fiscal year 2001 as opposed to $8.2 million for the previous fiscal year, see Table 5.

Non-interest income – mainly, money management, brokerage, insurance, mortgage and bank service fees – decreased 14 percent from $23.7 million to $20.4 million, (see Table 2). Most notably, mortgage-banking revenues increased 8 percent to reach $8.8 million compared to $6.4 million in fiscal year 2000.

Total financial assets (banking assets plus assets managed by the trust department and broker-dealer subsidiary) increased 6 percent to $4.484 billion as of June 30, 2001, from $4.223 billion reported at the end of the previous fiscal year. Assets managed by the Group’s trust department and broker-dealer subsidiary increased 3 percent to $2.447 billion from $2.371 billion, despite the declining equity market experienced during the past year. The Group’s bank assets increased a robust 10 percent to surpass the $2 billion level for the first time in its history, reaching $2.038 billion as of June 30, 2001, versus $1.851 billion as of June 30, 2000.

On the liability side, deposits increased 11 percent to $815.5 million in fiscal 2001 from 735.0 million in fiscal 2000. IRA deposits were the largest contributor to this growth, increasing $58 million during the year, followed by retail deposits, which grew approximately $22 million when comparing fiscal years 2001 and 2000.

Net income for fiscal year ended June 30, 2000 totaled $19.6 million ($1.19 per share) and total capital amounted $117.9 million at June 30, 2000. Net income for fiscal year 1999 was $26.7 million ($1.76 per share).

Net income for fiscal 2000 was positively impacted by the Group’s ability to grow net credit income, despite the adverse effect on the cost of funds from interest rate hikes. Net interest income after provision for loan losses for fiscal year 2000 was $36.3 million, a 27.3% increase from fiscal year 1999, which tallied $28.6 million. Income from trust, money management and brokerage fees grew 18.0% to $12.0 million in fiscal 2000. However, there was a 35.4% decline in mortgage-banking revenues as a result of the interest rate hikes.

The provision for loan losses decreased 43.7% to $8.2 million in fiscal 2000, from $14.5 million in fiscal 1999, reflecting reduced risk in the loan portfolio (see Table 4) through the previously announced sale of leases and unsecured personal loans. The provision for fiscal year 2000 included a $1.4 million charge to liquidate the remaining lease portfolio.

The Group’s total financial assets (banking assets plus assets managed by the trust and broker-dealer divisions) increased 10%, to $4.223 billion as of June 30, 2000, from $3.847 billion as of June 30, 1999. The Group’s bank assets increased 17.1% to $1.851 billion, up from $1.581 billion a year before. Assets managed by the trust and broker-dealer increased 4.7% to $2.371 billion in fiscal 2000, from $2.266 billion a year earlier.

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

For the fiscal year ended June 30, 2002, net interest income amounted to $59.0 million, up 103.0% from $29.1 million for the twelve-month period ended June 30, 2001. This increase was primarily due to a positive rate variance of  $27.0 million that also, in part, resulted from the impact of the Federal Reserve interest rate drop, which resulted in a lower average cost of funds (3.95% for the twelve-month period ended on June 30, 2002 versus 5.65% in the same period of fiscal 2001). At the same time the Group continues its hedge strategy to lock its interest spread (margin) by increasing the volume of interest rate swaps and caps, see “Interest Rate Risk and Assets/Liability Management”.

The interest rate spread (see above comment) for fiscal year ended June 30, 2002, rose 107 basis points to 2.59% compared with 1.52% for fiscal 2001. As previously mentioned, this increase was mainly due to a decrease in the average cost of funds. Table 1 analyzes the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the fiscal year ended June 30, 2002 increased 17.7% from $120.3 million reported in fiscal 2001, to $141.7 million. The increase in interest income results from a larger volume of average interest-earning assets ($2.167 billion in fiscal 2002 versus $1.678 billion in fiscal 2001) tempered by a decline in their yield performance (6.54% in fiscal year 2002 versus 7.17% in fiscal year 2001).

Most of the increase in interest-earning assets was concentrated on the investment portfolio, real estate loans and commercial loans. The average volume of total investments for fiscal year ended June 30, 2002 grew 31.7% ($1.617 billion in fiscal 2002 versus $1.229 billion in fiscal 2001) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities as the Group continued converting residential real estate loans sold in the secondary market. On the other hand, the average volume of real estate loans grew by 23.3% for fiscal 2002 (from $401.9 million in fiscal 2001, to $495.6 million in fiscal 2002), while the average volume of commercial loans grew by 36.6% in fiscal 2002, compared with the same period in fiscal 2001 ($31.3 million in fiscal 2002 versus $22.9 million in fiscal 2001.) Most of the commercial loans are secured by real estate.

The average yield on interest-earning assets was 6.54%, 63 basis points lower than the 7.17% in fiscal 2001 when comparing both fiscal years. The yield dilution experienced in fiscal 2002 was in part caused by the expansion of the Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest (see “Tax Equivalent Spread” on Table 1).

Interest expense for fiscal 2002 narrowed by 9.4% (to $82.7 million in fiscal 2002, from $91.3 million in fiscal 2001). A lower average cost of funds (3.95% for fiscal 2002 versus 5.65% for fiscal 2001), drove the decreases. Larger volumes of borrowings and deposits, which were necessary to fund the growth of the Group’s investment portfolio, caused an increase in average interest-bearing liabilities. See Table 1 for the impact on interest expense due to changes in volume and rates.

The cost of short-term financing decreased substantially during fiscal 2001 and continued to fall over the course of fiscal 2002. The average cost of borrowings for fiscal year 2002 decreased 203 basis points, (from 6.06% in fiscal 2001, to 4.03% in fiscal 2002). The largest average reduction was in funding repurchase agreements, which decreased 210 basis points from 6.08% in fiscal 2001, to 3.98% in fiscal 2002, including hedging costs.

For its fiscal year ended June 30, 2001, the Group’s net interest income amounted to $29.1 million, down 35 percent from $44.5 million in fiscal 2000. As reflected in Table 1, the impact of the reduction of net interest income was substantially lower on a tax-equivalent basis.

The reduction in net interest income was mainly due to a negative rate variance of $12.1 million as result of a higher average cost of funds (5.65 percent in fiscal 2001 versus 5.27 percent in fiscal 2000) in line with interest-rate increases made by the Fed in prior years, combined with a negative volume variance of $3.3 million, which mainly stems from the previously reported sale of the lease and unsecured consumer loan portfolios, with the proceeds used to pay debt and/or invested in higher-quality investments.

The interest-rate spread narrowed 93-basis points during fiscal year 2001 to 1.52 percent from 2.45 percent in fiscal year 2000. This was mainly due to an increase in the average cost of funds and a change in the mix of interest-earning assets to focus on lower-risk loans and tax-free investments, (see Table 1).

The Group’s interest income for fiscal 2001 totaled $120.3 million, down 4.7 percent from $126.2 million posted in fiscal 2000. This decline is mainly due to: (i) the expansion of the Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) the reduction in the loan portfolio yield, which decreased 97-basis points for fiscal year 2001, reflecting the previously reported sale of almost $170 million of leases and unsecured loans made in July 2000.

Average interest-earning assets increased 3 percent, from $1.64 billion, to $1.68 billion, year-to-year. This moderate increase reflects management’s decision to grow its assets with interest-earning assets that enhance the Group’s profitability, and reflects the sale of the unsecured consumer loans and leases, which proceeds were used to repay debt and invest in higher-quality securities. The average balance of investments grew by 16 percent (from $1.06 billion, to $1.23 billion) when compared to the previous fiscal year. However, the average balance of loans decreased 22 percent ($449.3 million in fiscal 2001 versus $576.6 million in fiscal 2000) when comparing both years, as a result of the previously mentioned sale of loans.

Interest expense for fiscal 2001 rose 12 percent to $91.3 million, from $81.7 million reported in fiscal 2000. A larger base of interest-bearing liabilities ($1.61 billion versus $1.55 billion, when comparing both years) to fund the growth of the Group’s interest-earning assets, combined with a higher average cost of funds (5.65 percent versus 5.27 percent) drove the increase. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s investment portfolio, drove this increase in interest-bearing liabilities. For the year ended June 30, 2001, the cost of borrowings increased 38-basis points (6.06 percent versus 5.68 percent) when compared to fiscal 2000. The cost of short-term financing substantially increased during calendar year 2000 as a result of interest rate hikes made by the Fed.

During fiscal year 2000, the Fed raised interest rates six times in an effort to slowdown the booming US economy and related inflation concerns. As a result, fed funds and discount rates reached their highest levels in nine years (6.5% and 6.0%, respectively, at June 30, 2000).

Net interest income for fiscal 2000 totaled $44.5 million, up 3.4% from $43.0 million in fiscal 1999. This rise was the net effect of a positive variance of $5.4 million linked to a greater volume of interest-earning assets, and a negative rate variance of $3.9 million due to a lower average yield on loans (9.60% in fiscal 2000 versus 10.05% in fiscal 1999) and a higher average cost of funds (5.27% versus 4.99% in fiscal 1999).

On the other hand, the interest rate spread for fiscal 2000 narrowed 49 basis points to 2.45% from 2.94% in fiscal 1999. The higher average cost of funds combined with a change in the mix of interest-earning assets toward a higher volume of lower risk and tax-free investment securities were responsible for the spread compression.

The Group’s interest income for fiscal 2000 totaled $126.2 million, up 17.1% from the $107.8 million posted in fiscal 1999. The increase results from a larger volume of interest-earning assets ($1.635 billion versus $1.359 billion in fiscal 1999) tempered by a decline in their yield performance (7.72% in fiscal 2000 versus 7.93% in fiscal 1999).

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

The average yield on interest-earning assets was 7.72%, a decrease of 21 basis points compared to the 7.93% attained in the previous year. This reduction relates primarily to the dilution caused by the strong growth of the Group’s investment portfolio (which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest).  Another factor was the lower yield attained by the loan portfolio, as previously mentioned, which decreased by 45 basis points (9.60% in fiscal 2000 versus 10.05% in 1999) due to the gradual change of the loan portfolio’s mix toward low-risk residential mortgage loans.

Interest expense for fiscal 2000 rose to $81.7 million, an increase of 26.2% from the $64.8 million reported in fiscal 1999. A larger base of interest-bearing liabilities drove this increase, coupled with a higher average cost of funds (5.27% in fiscal 2000 versus 4.99% in fiscal 1999).

Average interest-bearing liabilities experienced a 20% growth ($1.551 billion in fiscal 2000 versus $1.297 in fiscal 1999) during fiscal 2000. This rise was mostly related to increases in Time and IRA deposits (mostly IRA accounts) and repurchase agreements. The 39.8% climb in repurchase agreements ($713.1 million in fiscal 2000 versus $510.0 million in fiscal 1999) is linked to the substantial growth experienced in the investment portfolio.

The cost of interest-bearing liabilities totaled 5.27% in fiscal 2000, 28 basis points higher than the 4.99% attained a year earlier. A constant rising interest rate scenario due to the tightening policy adopted by the Federal Reserve (as previously discussed) triggered this overall rise. As a result, the Group’s borrowing cost (comprised mainly of short-term repurchase agreements and long-term floating term notes) rose 39 basis points to 5.68%, from 5.29% in fiscal 1999.

Non-Interest Income

As a diversified financial services provider, the Group’s earnings depend not only on the net interest income generated from its banking activity, but also from fees and other non-interest income generated from the wide array of financial services offered.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by the gathering of financial assets and investment activities by the broker-dealer subsidiary, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

As shown in Table 2, non-interest income for fiscal 2002 increased 53.3% (from $20.4 million to $31.3 million), compared to fiscal 2001.

Trust, money management, brokerage, insurance and investment banking fees, one of the main components of non-interest income, increased 15.3%, to $13.8 million in fiscal 2002, from $12.0 million in fiscal 2001.

The second largest component of non-interest revenues is mortgage-banking activities; revenues for the fiscal year 2002 decreased .5% (from $8.8 million in fiscal 2001, to $8.7 million in fiscal 2002), in spite of an extraordinary increase of 68.4% in the mortgage loans production (from $181.4 million for fiscal 2001, to $305.4 million for fiscal 2002). This decrease reflects a lower volume of loans sold due to management’s strategy of keeping a larger portion of its production in portfolio instead of selling it on the secondary market, consequently deferring the recognition of the amount of fees derived from the sale of loans.

Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking and customer services, experienced a healthy 10.4% increase (to $4.6 million in fiscal 2002, from $4.2 million in fiscal 2001), mainly due to a 25.9% increase in fees on deposit accounts, to $2.7 million for fiscal 2002, from $2.2 million for fiscal 2001, driven mainly by new deposits gathered by the bank, lead by its new “Amiga” demand deposit account.

Securities, derivatives and trading activities showed a net increase of 163.0% for fiscal 2002 (to a net gain of $3.5 million in fiscal 2002 from a net loss of $4.6 in fiscal 2001), mainly driven by an increase in securities and trading net activities revenues during fiscal 2002 (from  $1.7 million loss for fiscal 2001, to $5.5 million gain for fiscal 2002).

Securities net activities showed a 471.2% increase, to a gain of $4.4 million in fiscal 2002, from a loss of $1.2 million in fiscal 2001, while trading net activities revenues also showed an improvement of 337.4%, to a gain of $1.1 million in fiscal 2002, compared to a loss of $484,000 for fiscal 2001.

Derivatives activities showed unrealized losses of $2.0 million; while for fiscal 2001 the unrealized loss amounted to $3.9 million, a decrease of 49.0%. These fluctuations are related to the mark-to-market of derivatives instruments as explained in Note 9 to the Consolidated Financial Statements.

For the year ended June 30, 2001, non-interest revenues decreased 13.9% to $20.4 million from $23.7 million in fiscal 2000. Such decrease was mainly caused by net securities, trading and derivative losses of $5.6 million in fiscal 2001, including $3.9 million from the initial implementation of SFAS No. 133 in July 1, 2000.

Trust, money management, brokerage and insurance fees, the principal component of non-interest income, declined less than 1 percent from $12.05 million, to $12.01 million, mainly due to a bearish U.S. securities market and public concern over the global economic outlook that influenced the volume and value of client investments managed.

Mortgage-banking activities increased 38 percent to reach $8.8 million in fiscal year 2001, from $6.4 million the previous fiscal year. The increase was mostly a result of management’s strategy of focusing resources on secured lending operations that provide an attractive source of fees and lower credit risks. The strategy improved the origination of fees and servicing rights, which are recognized as income over the life of the loan or when the related loan is sold.

Bank services fees and other operating revenues totaled $4.2 million in fiscal 2001, a 10-percent decline from $4.7 million in fiscal 2000. This decline is mostly related to fewer late payment fees following the discontinuation of leasing and unsecured lending activities and the sale of related loans.

During fiscal 2001, the implementation of SFAS No. 133 resulted in a $3.9 million loss. In addition, the Group reported a $164,000 unrealized loss, net of income tax effect, in the first quarter of fiscal 2001 to recognize the cumulative effect of the change in accounting principle.

The Group also incurred a $3.7 million loss in the sale of treasury securities in the first quarter of fiscal 2001, following the recommendation of its external consultants to place these funds in higher-yielding securities to improve their long-term performance. The Group was able to recover a significant portion of this loss through subsequent gains in securities activities, reducing the net loss to $1.2 million for the fiscal year. In summary, the Group had a total $5.6 million net loss from securities, derivatives and trading activities during fiscal year 2001, which contrasts with a $820,000 gain recognized in fiscal year 2000.

For fiscal year 2000, non-interest revenues decreased 30.3% to $23.7 million compared with the $34.0 million reported for the preceding year, primarily as a result of a decrease of $9.5 million or 88.5% on securities and trading net activities.  The decline in securities and trading net activities was mainly associated to the adverse market conditions that prevailed during the last two quarters of fiscal year 2000. Additional income generated by an increase in fees from financial services (trust and brokerage operations) and retail banking operations was tempered by reduction in mortgage banking activities.

Trust, money management and brokerage fees continued their upward trend during fiscal 2000 totaling $12 million, up 18% from the $10.2 million in the preceding year. The larger volume of accounts and assets managed by both the Group’s trust department and the broker-dealer subsidiary substantiates this growth.

Mortgage banking activities totaled $6.4 million in fiscal 2000, down 42.2% from $9.1 million achieved in fiscal 1999.  A smaller volume of loan sales ($89.1 million versus $160.3 million in fiscal 1999) was the main cause for this reduction. This was primarily the result of unfavorable market conditions (due to higher interest rates) during the latter stage of fiscal 2000 that resulted on a lower loan origination production ($128.5 million in fiscal 2000 versus $229.4 million in fiscal 1999).

Fees generated by electronic banking, deposit accounts and branch customer services totaled $2.4 million in fiscal 2000, a 26% hike versus the $1.9 million reported for fiscal 1999. This increase reflects higher revenues from bank services and deposit accounts, mainly driven by a new structure in banking fees and the expansion of the electronic banking business.

During fiscal 2000, a $1.2 million loss was recorded related to loans under contract-to-sell which resulted from the market valuation of the leases ($70.3 million) and unsecured consumer loan portfolios ($98.5 million) that were sold in July 2000 to another financial institution.

Non-Interest Expenses

The Group started a new positioning strategy during late fiscal 2001, which included the opening of two new financial centers, the remodeling of existing financial centers and office facilities, more aggressive advertising campaigns, investments in technology, professional fees for consulting engagements related to new services, the outsourcing of certain internal procedures to provide new and better services to our customers and increased variable compensation expenses resulting from increased insurance and mortgage services.

As a result, non-interest expenses increased, reflecting the impact of the Group’s expansion strategy, see Table 3. In addition, professional expenses have doubled normal trends due to additional charges relating to an evaluation of the Group’s operations by external consultants. For the twelve-month period ended June 30, 2002, the increase in non-interest expenses was 24.8% to $49.0 million, compared to $39.2 million for fiscal 2001.

Employees’ compensation and benefits is the Group’s largest non-interest expense category. For the twelve-month period ended June 30, 2002, compensation and benefits expenses increased 15.6% to $16.4 million  (excluding stock options cancellation expenses of $800,000, explained separately) versus $14.2 million for the same period of fiscal 2001 (excluding stock options cancellation expenses of $1.5 million), reflecting an expansion of the work force (refer to Table 3 for more selected data regarding employee compensation and benefits), and an increasing variable compensation (commissions) due to higher volume of business and related incentives. During the first quarter of fiscal 2002, the Group recognized a non-cash, expense of $800,000, with a corresponding offsetting charge against additional paid-in capital, related to the cancellation by the Board of Directors of approximately 271,500 non-vested stock options granted to its directors, officers and employees during calendar years 1999 and 1998 (see Note 2 to the Consolidated Financial Statements).

Professional and service fees increased 117.3%, to $6.3 million in fiscal 2002, from $2.9 million in fiscal 2001, as a direct result of the evaluation of the Group’s operations by external consultants, as previously mentioned.

Advertising and business promotion, the second largest component of non-interest expenses, reflects the Group emphasis on the development of an aggressive promotional campaign to enhance the market recognition of new and existing products in order to increase our fee base revenues. For the twelve-month period ended June 30, 2002 advertising and business promotions increased 56.3%, to $6.7 million versus $4.3 million for 2001.

Non-interest expenses decreased 2.8% from $40.3 million in fiscal 2000, to $39.2 million in fiscal 2001, reflecting management’s strict cost control policies combined with the impact of the discontinued leasing operation at the end of fiscal 2000.

Increases in advertising and occupancy and equipment were basically offset by decreases in compensation (excluding the stock option cancellation expense), supplies and service fees. Specifically, employee compensation and benefits (the Group’s largest expense category) decreased almost 10 percent from $15.7 million in fiscal 2000, to $14.2 million (excluding the stock option cancellation). These savings were mostly obtained from leasing operations that were discontinued in June 2000.

During the first quarter of fiscal 2002, the Group recognized a non-cash, non-operating expense of  $800,000, with a corresponding offsetting charge against additional paid-in capital, related to the cancellation by the Board of Directors of approximately 271,500 non-vested stock options granted to its directors, officers and employees during calendar years 1999 and 1998 (see Note 2 to the Consolidated Financial Statements).

Non-interest expenses, other than compensation and stock options cancellation, decreased 4.4% to $23.6 million for fiscal 2001, compared to $24.7 million for fiscal year 2000.  The decrease was mainly associated with a reduction  on cost and charges of approximately $3.0 million resulting from the investigation of irregularities  in connection with a former employee’s admission of having embezzled funds, as previously reported. Such decrease was partially offset by a $1.2 million or 39% increase in advertising expenses, as the Group has moved aggressively during fiscal year 2001 to position itself as a provider of financial planning services, combined with a $724,000 increase in occupancy and equipment costs used to improve the Group’s service capabilities and long-term performance.

Non-interest expenses increased 13.2% from $35.6 million in fiscal 1999, to $40.3 million in fiscal 2000.

For fiscal 2000, total compensation and benefits increased 3.6% to $15.7 million, from $15.1 million in fiscal 1999. This increase was primarily associated with a 20 percent rise in fixed compensation ($11.7 million versus $9.7 million in 1999) mainly due to an overall staff merit increase in July 1999. This was partially offset by a 25 percent reduction in variable compensation ($4.0 million in fiscal 2000 versus $5.4 million in fiscal 1999) mainly due to the lower amount of mortgage production incentives (directly tied to mortgage originations) paid in fiscal 2000.

Other non-interest expenses for fiscal 2000 increased 14.9%  to $24.7 million as compared to $21.5 million reported in fiscal 1999. Increased occupancy and equipment costs (mainly technology) were primarily responsible for this rise. The increase in occupancy and equipment costs was mainly associated with the heavy investment in technology and general infrastructure to enhance and expand the Group’s communication and electronic data processing systems, including the conversion to a new core banking system in September 1999. It also reflects a remodeling made to the main facilities housing the brokerage, trust and mortgage lending operations as well as the rent for the new headquarters.

In addition, higher professional fees and municipal and general taxes (which are directly tied to the volume of business) were responsible for this growth. The rise in municipal and general taxes was primarily associated with the general growth in the Group’s business activities, products and services. The larger amount of professional and service fees included consulting and technical support expenditures associated with upgrading banking operations and the conversion of the Group’s electronic core system, in addition to costs necessary to prepare for the year 2000 (Y2K) computer bug.  Also included costs associated with the investigation of certain irregularities detected during August 1998 in connection with a former officer’s admission of having embezzled funds. The Group conducted an intensive investigation assisted by its legal counsel and its independent accountants that concluded during October 2000, and determined losses and other matters resulting from dishonest and fraudulent acts and omissions by former employees. These losses were allocated through different fiscal periods.

Provision for Loan Losses

The provision for loan losses declined to $2.1 million in fiscal 2002, from $2.9 million in 2001, $8.2 million in 2000 and $14.5 million in 1999.  The decline was in response to the lower level of net credit losses, which decreased to $1.9 million in fiscal 2002 from $6.9 million in fiscal 2001, $10.3 million in fiscal 2000 and $11.1 million in fiscal 1999. The reduction in credit losses reflects the Group’s strategy, discussed below, implemented in fiscal 2000 to re-balance the composition of the Group’s loan portfolio, toward lower credit risk loans, mostly secured by real estate.

During the second quarter of fiscal 2000, the Group re-defined its lending strategy towards lower credit risk loans collateralized by real estate, while de-emphasizing unsecured personal loans and financing leases. Such strategy responded to the level of credit losses being experienced on personal loans and financing leases that significantly reduced the net margin (after credit losses) generated by such portfolio.  Such strategy was further complemented with the sale of approximately $169 million of unsecured personal loans and financing leases on July 7, 2000, maintaining only a marginal amount of such loans and leases in its portfolio. After the sale,  the Group discontinued its leasing operation.

The positive effect of the above mentioned strategy was reflected in a substantial reduction in consumer loans and financing leases net credit losses. Consumer net credit losses declined to $1.1 million in fiscal 2002 from $1.5 million in fiscal 2001 and $6.2 million in fiscal 2000. Additionally, financing leases net credit losses declined to $123,000 in fiscal 2002 from $4.7 million in fiscal 2001 and $3.7 million in fiscal 2000.  Financing leases net credit losses after fiscal 2000, relate to a small portion of leases in severe delinquency that were retained by the Group after the sale of such portfolio. As previously mentioned, thereafter the Group discontinued originating financing leases and let the remaining portfolio  run-off. The charge-off of such leases took place when all collection efforts were exhausted and the underlying collateral became worthless.

Please refer to the allowance for loan losses and non-performing assets section on Table 8 through Table 12 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics. Also refer to section “Allowance for Loan Losses and Non-performing Assets”.

Provision (Credit) for Income Taxes

For fiscal 2002, the Group recorded $720,000 income tax provision, versus $1.3 million income tax benefit (credit) for 2001. The current income tax provision is lower than the provision based on the statutory tax rate applicable to the Group, which is 39%, due to interest income earned on certain investments and loans exempt for Puerto Rico tax purposes, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s International Banking Entity.  The tax benefit recognized in the fiscal 2001 mainly resulted from non-operating activities, primarily losses on securities, trading and derivatives activities, as previously mentioned.

The Group recognized a $1.3 million income tax credit for fiscal year 2001, which compares with the $108,000 provision made in fiscal 2000. The income tax benefit resulted from losses related to non-operating activities. Furthermore, the difference between the tax credit and the maximum statutory tax rate for the Group, which is 39 percent, was also attributable to tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

Income tax provision for fiscal 2000 decreased to $108,000, a 46.0% decrease compared with the $200,000 reported for fiscal year 1999. This decrease was directly associated to the lower amount of earnings as well as to the higher amount of exempt income the Group earned during fiscal 2000.

FINANCIAL CONDITION

Group’s Bank Assets

At June 30, 2002, the Group’s total assets amounted to $2.489 billion (including holding company assets), an increase of 22.1% when compared to $2.038 billion a year ago. At the same date, interest-earning assets reached $2.411 billion, up 24.2% versus $1.941 billion a year earlier.

As detailed in Table 4, investments are the Group’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Treasury notes, U.S. Government agencies bonds, mortgage-backed securities, and P. R. Government municipal bonds. At June 30, 2002, the Group’s investment portfolio was of high quality. Approximately 98% was rated AAA. See Note 3 to the Consolidated Financial Statements for more information of the investments.

Strong growth in mortgage-backed securities drove the investment portfolio expansion. They increased 24.9% to $1.673 billion (95.2% of the total investment portfolio) from $1.339 billion (91.7% of the total investment portfolio) the year before, as Oriental continued its strategy of securitizing residential real estate loans into mortgage-backed securities.

At June 30, 2002, investments of an issuer which aggregate balance exceeded 10% of the consolidated stockholders’ equity follows:

Name of Issuer	Investment Category	Carrying Value	Fair Value
		(Dollars in Thousands)
Residential Funding
Mortgage Securities I	Available-for-Sale	$24,527	$24,527
Countywide Home Loans	Available-for-Sale	17,078	17,078

The carrying amount of trading and available-for-sale investment securities at June 30, 2002, by contractual maturity (excluding mortgage-backed securities) are shown below:

	Carrying Amount	Weighted Average Yield
	(Dollars in thousands )
US Government and agency obligations:
Due after one year through five years	$3,481	5.78%
	3,481	5.78%
Puerto Rico Government and agency obligations:
Due after one year through five years	7,490	5.96%
Due after five years through ten years	16,372	5.95%
Due after ten years	28,844	6.24%
	52,706	6.11%

Other:
Due after ten years	9,765	8.98%
	9,765	8.98%

Total	65,952	6.96%
Mortgage-backed securities	1,673,131	6.28%
Total investment securities	$1,739,083	6.29%

At June 30, 2002, Oriental’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $581.5 million, 24.7% higher than the $466.5 million a year ago. Late in the second quarter of fiscal 2001, the Group’s loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans.

On June 30, 2000, Oriental sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 5 and Note 5 to the Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by real estate. As shown in Table 5, the real estate loans portfolio amounted to $521.0 million or 89.1 % of the loan portfolio as of June 30, 2002, compared to $420.0 million, a 89.5% share at June 30, 2002, in line with the Group’s lending strategy of concentrating on collateralized loans originations, primarily residential mortgage loans and personal equity loans with mortgage collateral, as mentioned before.

The second largest component of the Group’s loan portfolio is commercial loans, most of which are collateralized by real estate. At June 30, 2002, the commercial loan portfolio totaled $41.2 million (7.0% of the Group’s loan portfolio), a growth of 59.1% compared to $25.8 million a year earlier. The consumer loan portfolio totaled $21.2 million (3.6% of total loan portfolio). The Group discontinued lease originations on June 30, 2000 and sold substantially its entire portfolio as previously reported.

The following table summarizes the remaining contractual maturities of the Group’s total loans, excluding mortgage loans held for sale, distributed to reflect cash flows as of June 30, 2002. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
	Balance outstanding at June 30, 2002	One Year Or Less	After one year to five years		After five years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
		(In thousands )
Real estate-mortgage, mainly residential	$511,633	$15,319	$71,224	$—	$425,090	$—
Commercial, mainly real estate	41,205	15,130	—	21,505	—	4,570
Consumer	22,077	15,282	6,298	—	497	—
Financing leases	295	231	64	—	—	—
Total	$575,210	$45,962	$77,586	$21,505	$425,587	$4,570

As of June 30, 2001, the Group’s total assets amounted to $2.038 billion, a 10-percent increase when compared to $1.851 billion a year earlier. At the same date, interest-earning assets reached $1.934 billion, up 9 percent versus $1.780 billion a year earlier.  An increase in mortgage-backed securities drove the investment portfolio growth, increasing 52 percent to $1.339 billion (91.6 percent of the total portfolio) from $882.0 million (75 percent of the total portfolio) the year before, in part reflecting the Group’s strategy of pooling residential real estate loans to create mortgage-backed securities.

As of June 30, 2001, the loan portfolio amounted to $466.4 million, 22-percent lower than the $600.9 million of a year earlier. During fiscal year 2000, the Group refocused its lending strategy to concentrate on collateralized originations (primarily, mortgage loans and personal loans with mortgage collateral) and discontinued leasing operations on June 30, 2000, while substantially downsizing its unsecured lending activities.

Liabilities and Funding Sources

As shown in Table 6, at June 30, 2002, Oriental’s total liabilities reached  $2.323 billion, 20.7% higher than the $1.924 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $2.280 billion at the end of fiscal 2002 versus $1.896 billion the year before, a 20.3% increase. The rise in deposits, repurchase agreements, FHLB funds and other borrowings to fund the expansion of the loan and investment portfolios drove this growth.

Borrowings are Oriental’s largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital notes, and lines of credit. At June 30, 2002, they amounted to $1.255 billion, 16.2% higher than the $1.080 billion a year ago, mainly in repurchase agreements, FHLB funds and the assumption of a subordinated capital note (see Note 8 to the Consolidated Financial Statements). This increase reflects the funding needed to maintain the Group’s investment portfolio growth as previously mentioned.

The FHLB system functions as a source of credit for financial institutions that are members of a regional Federal Home Loan Bank.  As a member of the of the FHLB of New York, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. Table 6 presents the composition of the Group’s other borrowings at the end of the periods analyzed.

At June 30, 2002, deposits, the second largest category of the Group’s interest-bearing liabilities and a cost-effective source of funding, reached $968.9 million, up 18.8% versus the $815.5 million a year ago. Most of the growth was in the time deposits and IRA accounts, with an increase of  $115.4 million, or 17.4%, to $777.0 million as at June 30, 2002, compared to $661.7 million a year earlier. In addition, an increase of $38.6 million, or 25.5%, in core low cost demand and savings deposits contributed to this growth lead by the new “Amiga” account growth of $20.9 million. Table 6 presents the composition of the Group’s deposits at the end of the periods analyzed.

At June 30, 2002, the scheduled maturities of time deposits and IRA accounts of $100,000 or more were as follows:

(In thousands)

3 months or less	$184,872
Over 3 months through 6 months	81,205
Over 6 months through 12 months	38,044
Over 12 months	31,387
Total	$335,508

As of June 30, 2001, the Group’s total liabilities reached $1.924 billion, 11 percent higher than the $1.733 billion reported a year earlier. Interest-bearing liabilities, the Group’s principal funding source, amounted to $1.847 billion at the end of fiscal 2001 versus $1.660 billion the a year before, also an 11-percent increase.

As of June 30, 2001, borrowings amounted to $1.080 billion; 11 percent more than the $973.0 million reported a year before. The Group increased its FHLB advances by 50 percent when compared to the previous year, reaching $105.0 million from $70.0 million the previous year. The Group took advantage of market conditions that favored the low-cost funding available from FHLB.

As of June 30, 2001, deposits reached $815.5 million, up 11 percent from $735.0 million a year ago. A 27-percent increase in IRA accounts (from $212 million last year to $270 million) plus a 12-percent increase in retail deposits (from $189.0 million to $211.0 million) more than offset a 3-percent decline in wholesale deposits, which went from $187.0 million to $181.0 million.

Stockholders’ Equity

At June 30, 2002, the Group’s total stockholders’ equity was $166.4 million, an increase of 46.6% from the $113.5 million recorded a year earlier. In addition to earnings from operations (see “Overview of Financial Performance”), this rise reflects an increase in the unrealized gain of investment securities available for sale partially offset for the impact of FAS 133 derivatives activities. For more of the Group’s stockholders’ equity activity, refer to Table 7 and to the Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income included as part of the Consolidated Financial Statements and Note 2 to such financial statements.

During fiscal year ended June 30, 2001, the Group repurchased 155,492 common shares bringing to 1,534,191 shares (with a cost of $33.7 million) the number of shares held by the Group’s treasury.  The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2002, the Group’s market value for its outstanding common stock was $349.1 million ($25.36 per share).

During fiscal year ended June 30, 2002, the Group declared cash dividends, on its common stock amounting to $7.8 million or $0.60 per share. Furthermore, on January 29, 2002, the Group’s Board of Directors declared a 10% stock dividend on outstanding common shares on April 1, 2002, (payable on April 15, 2002), in addition to the regular quarterly cash dividend of $0.15 per share. The stock dividend will have the effect of increasing the total cash dividend by 10 percent. The dividend yield at June 30, 2002 was 2.37%.

The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if they meet or exceed a Tier I risk-based capital ratio of 6 percent, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. As shown in Table 7, the Group comfortably exceeds these benchmarks due to the high level of capital and the quality and conservative nature of its assets.

As of June 30, 2001, total stockholders’ equity was $113.5 million, declining almost 4 percent from $117.9 million as of June 30, 2000. The main reason for this decrease was the valuation of cash flow hedge derivative instruments recognized in equity pursuant to the adoption of SFAS No. 133.

During fiscal 2001, the Group repurchased 270,900 common shares for $3.7 million.

During fiscal year 2001, the Group declared dividends amounting to $7.5 million ($0.55 per share). The dividend yield was 3.18% and 4.19% as of June 30, 2001 and 2000, respectively.

Group’s Financial Assets

The Group’s total financial assets that include the Group’s assets and assets managed by the trust division and the broker-dealer subsidiary. At June 30, 2002, they reached $5.0 billion – up 11.3% from $4.5 billion a year ago. One of the Group’s financial assets component is the assets owned by the Group, of which about 99% are owned by the Group’s banking subsidiary.

Another financial asset component is the assets managed by the Group’s trust division. The Group’s trust offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts. As of June 30, 2002, total assets managed by the Group’s trust amounted to $1.382 billion, 4.3% lower than the $1.445 billion a year ago primarily due to a decline in market value in line with the decline in broader market indexes.

Finally, but not less important, the other financial asset component is the assets gathered by the Group’s broker-dealer subsidiary. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client’s base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At June 30, 2002, total assets gathered by the broker-dealer from its customer investment accounts reached $1.118 billion, up 11.6% from $1.002 billion a year ago.

As of June 30, 2001, total financial assets reached $4.484 billion, up 6 percent from $4.223 billion a year earlier. Assets owned by the Group (of which 99 percent are owned by the Group’s banking subsidiary) are the main component of the Group’s financial assets. These assets are explained in a previous section entitled Group’s Assets.

As of June 30, 2001, total assets managed by the Group’s trust department amounted to $1.445 billion, 1 percent lower than the $1.457 billion reported a year earlier. This decrease was mostly a result of the bearish securities market experienced the during fiscal 2001, which affected the market valuation of these assets under management.

As of June 30, 2001, total assets gathered by the broker-dealer from its customer investment accounts exceeded $1 billion for the first time, reaching $1.002 billion, up 10 percent from $915 million as of June 30, 2000, despite the sluggish U.S. securities market experienced the fiscal year 2000.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  Oriental’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. Refer to details of the methodology in this section. Tables 8 through 12 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics. In addition, refer to Table 5 for the composition (“mix”) of the loan portfolio.

At June 30, 2002, the Group’s allowance for loan losses amounted to $3.0 million or 0.52% of total loans versus  $2.9 million, $6.8 and $9.0 million at June 30, 2001, 2000 and 1999, respectively. At the same time, the provision for loan losses declined to $2.1 million in fiscal 2002 from $2.9 million in fiscal 2001, $8.2 million in fiscal 2000 and $14.5 million in fiscal 1999.  The decline was in response to the lower level of net credit losses that decreased to $1.9 million in fiscal 2002 from $6.9 million in fiscal 2001, $10.3 million in fiscal 2000 and $11.1 million in fiscal 1999. The reduction in credit losses reflects the Group’s strategy implemented in fiscal 2000 to re-balance the composition of the Group’s loan portfolio, toward lower credit risk loans, mostly secured by real estate.

As previously discussed, during the second quarter of fiscal 2000, Oriental re-defined it lending strategy toward lower credit risk loans collateralized by real estate, while de-emphasizing unsecured personal loans and financing leases. Such strategy responded to the level of credit losses being experienced on personal loans and financing leases that significantly reduced the net margin (after credit losses) generated by such portfolio.  Such strategy was further complemented with the sale of approximately $169 million of unsecured personal loans and financing leases on July 7, 2000, maintaining only a marginal amount of such loans and leases in it portfolio. After the sale, the Group discontinued its leasing operation.

Also as a result of the strategy mentioned above, the loan portfolio mix and the allowance for loan losses shifted toward the lower credit risk portfolio of real estate loans (mostly residential loans); thus, improving its quality.  Real estate loans grew 56% from $334.6 million at the end of fiscal 1999 to $521.0 million at the end of fiscal 2002, while in direct relationship,  the portion of the allowance for loan losses related to such loans increased from $73,000 to $1.2 million, respectively. As a result of such growth, as shown in Tables 5 and 9, the percentage of real estate loans to total loans increased from 58% at the end of fiscal 1999 to 89% at the end of fiscal 2002, while the percentage of the portion of the allowance for loans losses related to such loans increased from 0.8% at the end of fiscal 1999 to 39% at the end of fiscal 2002.

As of June 30, 2001, the allowance for loan losses amounted to $2.9 million, or 0.61% of total loans, versus $6.8 million, or 1.13% of total loans a year earlier. The reduction is directly related to the significant decline in credit risk achieved through management’s previously reported strategy.

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

The Group’s non-performing assets include non-performing loans, foreclosed real estate owned and other repossessed assets (see Tables 11 and 12). At June 30 2002, the Group’s non-performing assets totaled $20.6 million (0.83% of total assets) versus $17.9 million (0.88% of total assets) at the fiscal year 2001.  This increase was principally due to a higher level of non-performing loans; mainly to non-performing secured mortgage loans.

Non-performing assets totaled $17.9 million (0.88 percent of total assets) as of June 30, 2001, versus $17.9 million (0.96 percent of total assets) for fiscal 2000.

At June 30, 2002, the allowance for loan losses to non-performing loans coverage ratio was 15.1%. Excluding the lesser-risk real estate loans, the ratio is much higher, 256.2% (103% at June 30, 2002).

Detailed information concerning each of the items that comprise non-performing assets follows:

•                  Real estate loans - are placed in non-accrual status when they become 90 days or more past due, except for well-collateralized residential real estate loans for which recognition of interest is discontinued when other factors indicate that collection of interest or principal is doubtful, and are charged-off based on the specific evaluation of the collateral underlying the loan. At June 30, 2002, the Group’s non-performing real estate loans totaled $18.9 million (94.1% of the Group’s non-performing loans).  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

•                  Commercial business loans - are placed in non-accrual status when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At June 30, 2002, the Group’s non-performing commercial business loans amounted to $585,000 (2.9% of the Group’s non-performing loans, compared to $1.5 million at June 30, 2001).  Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•                  Consumer loans - are placed in non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days.  At June 30, 2002, the Group’s non-performing consumer loans amounted to $416,000 (2.1% of the Group’s total non-performing loans, compared to $588,000 at June 30, 2001).

•                  Finance leases - are placed in non-accrual status when they become 90 days past due. At June 30, 2002, the Group’s non-performing financing leases portfolio amounted to $147,000 (0.7% of the Group’s total non-performing loans, compared to $640,000 at June 30, 2001).  The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•                  Foreclosed real estate - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less selling cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At June 30, 2002 and June 2001, foreclosed real estate balance amounted $476,000 and $847,000, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As disclosed in the notes to the Consolidated Financial Statements, the Group has certain obligations and commitments to make future payments under contracts.  At June 30, 2002, the aggregate contractual obligations and commercial commitments are:

	Payments Due by Period
	Total	Less than 1 year	2-5 years	After 5 years
		(Dollars in thousands)
CONTRACTUAL OBLIGATIONS:

Securities sold under agreements to repurchase	$996,869	$996,869	$—	$—
Advances from FHLB	208,200	78,200	130,000	—
Term notes	15,000	—	15,000	—
Subordinated capital notes	35,000	—	—	35,000
Annual rental commitments under noncancelable operating leases	9,165	1,616	5,025	2,524
Total	$1,264,234	$1,076,685	$150,025	$37,524

OTHER COMMERCIAL COMMITMENTS:
Lines of credit	$15,836	$15,836	$—	$—
Commitments to extend credit	4,423	4,423	—	—
Total	$20,259	$20,259	$—	$—

Such commitments will be funded in the normal course of business from the Bank’s principal sources of funds. At June 30, 2002, the Bank had $483.7 million in time deposits and IRA accounts that mature during the following twelve months.  The Bank does not anticipate any difficulty in retaining such deposits.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Interest rates do not necessary move in the same direction or with the same magnitude as the prices of goods and services since such prices are affected by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset/Liability Management

The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining appropriated level of interest    rate and liquidity risks.  ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process; and oversees the Group’s sources, uses and pricing of funds.

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

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term reprising liabilities.  As a result, the Group utilizes various derivative instruments for hedging purposes, such as asset/liability management, and for other than hedging purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at June 30, are set forth in the table below:

	(Dollars in thousands)
	2002	2001
Swaps:
Pay fixed swaps notional amount	$500,000	$300,000
Weighted average pay rate – fixed	3.97%	6.65%
Weighted average receive rate – floating	1.53%	3.95%
Maturity in months	1 to 100	12 to 112
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$200,000	$250,000
Cap rate	4.81%	7.00%
Current 90 day LIBOR	1.86%	3.84%
Maturity in months	21 to 59	10

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes, Standard & Poor’s 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposits are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of June 30, 2002 and 2001 is as follows:

	Notional Amount (In thousands)
	2002	2001
Type of Contract:

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$500,000	$300,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$29,200	$37,250

Purchased options used to manage exposure to the stock market on stock indexed deposits	196,940	143,700
Embedded options on stock indexed deposits	222,560	180,541

Caps	200,000	250,000
	$648,700	$611,491

At June 30, 2002, the contractual maturities of interest rate swaps and caps, and equity indexed options, by fiscal year were as follows:

	(In thousands)
Year Ending June 30,	Cash Flows Hedging Swaps	Caps	Equity Indexed Options and Swaps Purchased	Embedded Options on Stock Indexed Deposits

2003	$100,000	$—	$21,750	$25,490
2004	200,000	75,000	40,750	36,160
2005	50,000	—	51,000	49,740
2006	—	—	54,150	54,209
2007	—	125,000	58,490	56,961
2011	150,000	—	—	—
	$500,000	$200,000	$226,140	$222,560

During fiscal years 2002 and 2001, $2.0 million and $3.9 million, respectively, of unrealized losses were charged to earnings and reflected as “Derivatives Activities” in the Consolidated Statements of Income. Unrealized losses of $12.5 million and $9.5 million, respectively, on derivatives designated as cash flow hedges were charged to other comprehensive income during the same periods.  No ineffectiveness was charged to earnings during either period.

At June 30, 2002 and 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options purchased represented an other asset of $7.8 million and $27.0 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $10.5 million and $34.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $22.6 million and $10.3 million, respectively, presented in “Accrued expenses and other liabilities.” The fair value of the caps represented an other asset of $4.3 million as of June 30, 2002.  The caps did not have carrying value as of June 30, 2001.

The adoption of SFAS No. 133 on July 1, 2000, resulted in a transition adjustment recorded as a cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statements of Income, and an $875,000 unrealized loss on derivatives ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income. The transition adjustment in other comprehensive income also includes an unrealized loss of $26.6 million on securities transferred from held-to-maturity to available-for-sale on July 1, 2000. As part of its interest rate risk management, during fiscal year 2000, the Group closed certain interest rate swap and cap agreements with an aggregate notional value of approximately $390,000,000. This transaction generated gains of approximately $1,720,000, which were amortized as an adjustment to the yield over the remaining original terms of the agreements.

The Group is exposed to a reduction in the level of Net Interest Income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. If (1) the rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled reprising, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

Change in Interest rate	Expected NII (1)	Amount Change	Percent Change

June 30,2002:
Base Scenario
Flat	$79,374	$—	0.00%
+ 200 Basis points	$74,089	$(5,285)	-6.66%
- 200 Basis points	$81,353	$1,979	2.49%

June 30,2001:
Base Scenario
Flat	$53,824	$—	0.00%
+ 200 Basis points	$46,956	$(6,868)	-12.76%
- 200 Basis points	$57,772	$3,948	7.34%

Note:  The NII figures exclude the effect of the amortization of loan fees.

Liquidity Risk Management

The objective of the Group’s asset/liability management function is to maintain consistent growth in net interest income within the Group’s policy limits. This objective is accomplished through management of the Group’s balance sheet composition, liquidity, and interest rate risk exposure arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits.  As of June 30, 2002, the Group had approximately $1.76 billion in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan asset.  These sources, in addition to the Group’s 7.8% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Bank’s financial condition and delivery of acceptable collateral securities.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Group also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank.  This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2002, the Group has an additional borrowing capacity with the FHLB of $97.0 million.

In addition, the Bank utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations.  The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized.  An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC.

As of June 30, 2002, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $24.4 million (no borrowings were made during the year ended June 30, 2002 under such lines of credit).  The agreements provide for unsecured advances to be used by the Group on an overnight basis.  Interest rate is negotiated at the time of the transaction.  The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Bank’s investment portfolio at June 30, 2002 had an average maturity of 24 months.  However, no assurance can be given that such levels will be maintained in future periods.

As previously discussed, the principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see  “Dividend Restrictions” under “Regulation and Supervision”). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Oriental Financial Group Inc.

San Juan, Puerto Rico

We have audited the accompanying consolidated statement of financial condition of Oriental Financial Group Inc. and its subsidiaries (the “Group”) as of June 30, 2002, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Group for the years ended June 30, 2001 and 2000 were audited by other auditors whose report, dated August 17, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph indicating that the Group changed its method of accounting for derivative instruments effective July 1, 2000, and that the effect was accounted for as the cumulative effect of a change in accounting principle, as discussed in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Juan, Puerto Rico

August 2, 2002

Stamp No.

affixed to original.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2002, AND 2001

(In thousands, except shares information)

	2002	2001
ASSETS

Cash and due from banks	$9,280	$8,220

Investments:
Money market investments	1,032	21,667
Time deposits with other banks	—	29,407
Total short term investments	1,032	51,074
Trading securities, at fair value with amortized cost of $9,186 (2001 - $76,698)	9,259	76,760
Investment securities available-for-sale, at fair value with amortized cost of $1,695,106 (2001 - $1,319,512):
Securities pledged that can be repledged	1,031,274	920,320
Other investment securities	698,550	396,565
Total investment securities available-for-sale	1,729,824	1,316,885
Federal Home Loan Bank (FHLB) stock, at cost	17,320	15,272
Total investments	1,757,435	1,459,991

Securities and loans sold but not yet delivered	71,750	14,108

Loans:
Loans held-for-sale, at lower of cost or market	9,360	23,570
Loans receivable, net of allowance for loan losses of $3,039 (2001 - $2,856)	572,171	442,912
Total loans, net	581,531	466,482

Accrued interest receivable	15,698	16,646
Foreclosed real estate, net of valuation allowance of $125 in 2002	476	847
Premises and equipment, net	17,988	20,936
Other assets	34,983	50,473

Total assets	$2,489,141	$2,037,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Savings and demand	$190,149	$151,553
Time and IRA accounts	777,083	661,701
	967,232	813,254
Accrued interest	1,618	2,284
Total deposits	968,850	815,538

Borrowings:
Securities sold under agreements to repurchase	996,869	915,471
Advances from FHLB	208,200	105,000
Subordinated capital notes	35,000	—
Term notes	15,000	60,000
Total borrowings	1,255,069	1,080,471

Securities purchased but not yet received	56,195	—
Accrued expenses and other liabilities	42,598	28,204

Total liabilities	2,322,712	1,924,213

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 15,299,698 shares issued (2001 - 13,885,468)	15,300	13,885
Additional paid-in capital	52,670	26,004
Legal surplus	15,997	12,118
Retained earnings	75,806	76,818
Treasury stock, at cost, 1,534,191 shares (2001 - 1,378,699)	(33,674)	(30,651)
Accumulated other comprehensive income (loss), net of tax effect of $1,977 (2001 - $280)	6,830	(18,184)
Total stockholders’ equity	166,429	113,490

Total liabilities and stockholders’ equity	$2,489,141	$2,037,703

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(In thousands, except per shares information)

	2002	2001	2000

Interest income:
Loans and leases, including fees	$46,055	$38,762	$55,377
Mortgage-backed securities	91,899	66,916	54,583
Investment securities	2,683	9,975	15,756
Short term investments	1,058	4,691	510
Total interest income	141,695	120,344	126,226

Interest expense:
Deposits	33,588	36,642	31,423
Securities sold under agreements to repurchase	39,689	48,047	41,116
Other borrowed funds	8,306	6,592	9,189
Subordinated capital notes	1,112	—	—
Total interest expense	82,695	91,281	81,728

Net interest income	59,000	29,063	44,498
Provision for loan losses	2,117	2,903	8,150
Net interest income after provision for loan losses	56,883	26,160	36,348

Non-interest income (losses):
Trust, money management, brokerage and insurance fees:
Commissions and fees from fiduciary activities	6,014	6,532	6,509
Commissions, broker fees and other	6,065	4,391	5,537
Insurance commissions and fees	1,769	1,090	—
Banking service revenues	4,611	4,175	4,663
Net gain (loss) on sale and valuation of:
Mortgage banking activities	8,748	8,794	6,387
Securities available-for-sale	4,362	(1,175)	1,202
Derivatives activities	(1,997)	(3,919)	—
Loans	104	914	(1,198)
Trading securities	1,149	(484)	(382)
Premises and equipment	425	—	—
Leasing revenues	—	65	956
Total non-interest income, net	31,250	20,383	23,674

Non-interest expenses:
Compensation and employees’ benefits	17,178	15,672	15,698
Occupancy and equipment	7,800	7,141	6,417
Advertising and business promotion	6,717	4,298	3,094
Professional and service fees	7,125	3,765	3,216
Communications	1,507	1,633	1,681
Taxes other than on income	1,722	1,951	1,920
Insurance, including deposit insurance	569	474	469
Printing, postage, stationery and supplies	791	683	826
Other	5,553	3,611	7,027
Total non-interest expenses	48,962	39,228	40,348

Income before income taxes	39,171	7,315	19,674
Income tax (expense) benefit	(720)	1,318	(108)
Income before cumulative effect of change in accounting principles, net of tax	38,451	8,633	19,566
Cumulative effect of change in accounting principle, net of tax	—	(164)	—
Net income	38,451	8,469	19,566
Less: Dividends on preferred stock	(2,387)	(2,387)	(2,387)
Net income available to common shareholders	$36,064	$6,082	$17,179

Earnings per common share:
Basic before cumulative effect of change in accounting principle	$2.63	$0.45	$1.22
Basic after cumulative effect of change in accounting principle	$2.63	$0.44	$1.22

Diluted before cumulative effect of change in accounting principle	$2.50	$0.44	$1.19
Diluted after cumulative effect of change in accounting principle	$2.50	$0.43	$1.19

Average common shares outstanding	13,711	13,796	14,066
Average potential common share-options	691	250	413
	14,402	14,046	14,479

Cash dividends per share of common stock	$0.60	$0.55	$0.55

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(In thousands)

	2002	2001	2000
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of year	$33,500	$33,500	$33,500
Balance at end of year	33,500	33,500	33,500

Common stock:
Balance at beginning of year	13,885	13,805	13,739
Stock options exercised	166	80	66
Stock dividend declared	1,249	—	—
Balance at end of year	15,300	13,885	13,805

Additional paid-in capital:
Balance at beginning of year	26,004	23,786	23,313
Stock options exercised	1,504	316	473
Stock options cancelled	1,054	1,902	—
Stock dividend declared	24,108	—	—
Balance at end of year	52,670	26,004	23,786

Legal surplus:
Balance at beginning of year	12,118	10,578	8,673
Transfer from retained earnings	3,879	1,540	1,905
Balance at end of year	15,997	12,118	10,578

Retained earnings:
Balance at beginning of year	76,818	79,809	72,186
Net income	38,451	8,469	19,566
Cash dividends declared on common stock	(7,840)	(7,533)	(7,651)
Cash dividends declared on preferred stock	(2,387)	(2,387)	(2,387)
Stock dividend declared on common stock	(25,357)	—	—
Transfer to legal surplus	(3,879)	(1,540)	(1,905)
Balance at end of year	75,806	76,818	79,809

Treasury stock:
Balance at beginning of year	(30,651)	(27,116)	(23,401)
Stock purchased	(3,023)	(3,535)	(3,715)
Balance at end of year	(33,674)	(30,651)	(27,116)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(18,184)	(16,493)	(11,712)
Other comprehensive income (loss), net of tax for the year	25,014	(1,691)	(4,781)
Balance at end of year	6,830	(18,184)	(16,493)

Total stockholders’ equity	$166,429	$113,490	$117,869

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(In thousands)

	2002	2001	2000
COMPREHENSIVE INCOME:

Net income	$38,451	$8,469	$19,566

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for - sale arising during the year	43,406	34,939	(4,885)
Realized (gain) loss on securities available-for-sale included in net income	(4,362)	1,175	(1,202)
Unrealized loss on derivatives designated as cash flow hedges arising during the year	(14,521)	(13,440)	—
Realized loss on derivatives designated as cash flow hedges included in net income	1,997	3,919
Amount reclassified into earnings during the year related to transition adjustment on derivative activities	751	358	—
Income tax effect	(2,257)	(1,475)	1,306
	25,014	25,476	(4,781)
Cumulative effect of change in accounting principle, net of tax	—	(27,167)	—
Other comprehensive income (loss) for the year	25,014	(1,691)	(4,781)

Total comprehensive income	$63,465	$6,778	$14,785

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$38,451	$8,469	$19,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(1,930)	(673)	346
Amortization of premiums and accretion of discounts on investment securities, net	1,870	370	275
Depreciation and amortization of premises and equipment	4,371	4,564	3,767
Deferred income tax benefit	(1,480)	(99)	(1,812)
Cancellation of stock options	1,054	1,902	—
Provision for:
Loan losses	2,117	2,903	8,150
Foreclosed real estate	125	—	—
Loss (gain) on:
Sale of securities available-for-sale	(4,362)	1,175	(1,202)
Sale of loans	(104)	(914)	1,198
Derivatives activities	1,997	3,919	—
Mortgage banking activities	(8,748)	(8,794)	(6,387)
Sale of premises and equipment	(425)	—	—
Originations of loans held-for-sale	(183,052)	(90,508)	(124,668)
Proceeds from sale of loans held-for-sale	65,650	122,800	27,795
Net decrease (increase) in:
Trading securities	67,501	(12,317)	(11,422)
Accrued interest receivable	948	(3,161)	2,017
Other assets	(115)	(1,495)	(1,791)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,498)	(2,547)	2,648
Other liabilities	2,890	6	(1,764)
Total adjustments	(53,191)	17,131	(102,850)

Net cash provided by (used in) operating activities	(14,740)	25,600	(83,284)

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks	29,407	(42,124)	—
Purchases of investment securities available-for-sale	(949,379)	(1,104,101)	(285,033)
Purchases of investment securities held-to-maturity	—	—	(100,700)
Purchases of FHLB stock	(4,169)	(4,126)	(389)
Net purchases of equity options	(7,690)	(32,830)	—
Maturities and redemptions of investment securities available-for-sale	445,356	481,464	35,958
Maturities and redemptions of investment securities held-to-maturity	—	—	74,737
Redemption of FHLB stock	2,121	—	2,500
Proceeds from sales of investment securities available-for-sale	272,012	532,442	104,402
Loan production:
Originations and purchases of loans	(269,774)	(256,477)	(122,132)
Repayments of loans	144,762	60,850	121,693
Proceeds from sales of consumer loans and leases portfolio	—	167,900	—
Capital expenditures	(6,472)	(3,794)	(3,664)
Proceeds from sales of building	679	—	—
Proceeds from sales of foreclosed real estate	607	—	—
Net cash used in investing activities	(342,540)	(200,796)	(172,628)

Cash flows from financing activities:
Net increase in:
Demand, saving and time (including IRA accounts) deposits	174,499	76,831	65,180
Securities sold under agreements to repurchase	81,398	98,978	220,267
Proceeds from advances and borrowing from FHLB	158,200	100,000	70,000
Repayments of advances and borrowing from FHLB	(55,000)	(65,000)	(68,400)
Repayments of term notes	(45,000)	(26,500)	(20,000)
Proceeds from issuance of subordinated capital notes	35,000	—	—
Proceeds from exercise of stock options	1,670	396	539
Stock purchased	(3,023)	(3,535)	(3,715)
Dividends paid	(10,039)	(9,920)	(10,059)
Net cash provided by financing activities	337,705	171,250	253,812

Net decrease in cash and cash equivalents	(19,575)	(3,946)	(2,100)
Cash and cash equivalents at beginning of year	29,887	33,833	35,933
Cash and cash equivalents at end of year	$10,312	$29,887	$33,833

Cash and cash equivalents include:
Cash and due from banks	$9,280	$8,220	$10,322
Money market investments	1,032	21,667	23,511
	$10,312	$29,887	$33,833
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$84,117	$100,530	$79,080
Income taxes paid	$—	$225	$1,050
Real estate loans securitized into mortgage-backed securities	$140,464	$133,900	$61,340
Investment securities held-to-maturity transferred to available-for-sale	$—	$766,848	$—
Accrued dividend payable	$2,065	$1,877	$1,715
Other comprehensive income (loss) for the year	$25,014	$(1,691)	$(4,781)
Securities and loans sold but not yet delivered	$71,750	$14,108	$—
Securities purchased but not yet received	$56,195	$—	$—
Transfer from loans to foreclosed real estate	$362	$449	$15
Loan originated to finance sale of building	$4,795	$—	$—
Stock dividend declared	$25,357	$—	$—

See notes to consolidated financial statements.

ORIENTAL FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2002 AND 2001
AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED JUNE 30, 2002

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices. The following is a description of the Group’s most significant accounting policies:

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), FISA Insurance Agency, Inc., and Oriental Financial Group, Inc. Statutory Trust I (the “Statutory Trust”, see Note 8). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 16 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.

The Bank operates through twenty-one branches located throughout the island and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF), up to $100,000 per depositor. The Bank has a wholly-owned subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), a corporation whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. The assets, liabilities, revenues and expenses of Oriental Mortgage at June 30, 2002 and 2001 and for the three year period ended June 30, 2002 are not significant. Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, the Securities and Exchange Commission, and the Office of the Commissioner of Financial Institutions of Puerto Rico.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of derivative and trading activities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Group and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk

Most of the Group’s business activities are with customers located within Puerto Rico. Note 3 discuss the types of securities that the Group invests in. Note 5 discuss the types of lending that the Group engages in. The Group does not have any significant concentrations to any one industry or customer.

Cash Equivalents

For purposes of presentation in the consolidated statement of cash flows, the Group considers as cash equivalents all money market instruments that are not pledged with maturities of three months or less at the date of acquisition.

Earnings per Common Share

Basic earnings per share excludes potential dilutive common shares and is calculated by dividing net income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (options) had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the financial statements.

Securities Purchased / Sold Under Agreements to Resell / Repurchase

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements; accordingly, such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to re-pledge the securities received as collateral.

Investment Securities

The Group’s securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. At June 30, 2002 and 2001, the Group has no held-to-maturity securities. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the reprising characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

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

The Group’s investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at cost. Therefore, the carrying value represents its fair value.

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

Financial Instruments

Derivative Financial Instruments - As part of the Group’s asset/liability management, the Group uses interest-rate contracts, which include interest-rate exchange agreements (swaps, caps, and options agreements), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

Effective July 1, 2000, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (refer to Note 9). These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Prior to the implementation of these Statements, substantially all of the Group’s derivatives were accounted for as off-balance sheet hedging contracts not marked to market. The net effect of amounts to be paid or received under interest rate swaps was recorded as an adjustment to interest expense. Premiums on caps were amortized over the term of the contract. Income or expenses arising from the instruments were recorded in the category appropriate to the related asset or liability.

Other Off-Balance Sheet Instruments - In the ordinary course of business, the Group enters into off-balance sheet instruments consisting of commitments to extend credit and commitments under credit card arrangements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The Group periodically evaluates the credit risks inherent in these commitments, and establishes loss allowances for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

From time to time, the Group sells loans to other financial institutions or securitizes conforming mortgage loans into Government National Mortgage Association (GNMA), Fannie Mae (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) certificates. Another institution services the mortgages included in the resulting GNMA, FNMA and FHLMC pools. These mortgages and other loans are reported as loans held-for-sale and are stated at the lower of cost or market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.  Realized gains or losses on these loans are determined using the specific identification method.

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

Loans and Allowance for Loan Losses

The Group grants mortgage, commercial and consumer loans to customers within Puerto Rico. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Group’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield using a method that approximates the interest method.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

For loans that are not individually graded, the Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories.  The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993): pass, special mention, substandard, doubtful and loss.

The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends.  This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the overall historical loss trends (one year and three years) and other information including underwriting standards, economic trends and unusual events such as hurricanes.

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Long-lived assets and identifiable intangibles related to those assets to be held and used, except for financial instruments, and mortgage and other servicing rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment losses in fiscal years 2002, 2001 and 2000.

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

The Group follows the specific criteria established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to determine when control has been surrendered in a transfer of financial assets. Transfer of financial assets is accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Group, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Group does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity. As such, the Group recognizes the financial assets and servicing assets it controls and the liabilities it has incurred. At the same time, it ceases to recognize financial assets when control has been surrendered and liabilities when they are extinguished. Since SFAS No. 140 carried over most of SFAS No. 125 provisions, its implementation did not have any significant impact in the Group’s financial statements.

Income Taxes

The Group follows an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Group’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted laws and rates applicable to periods in which temporary differences will be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock Option Plan

As further discussed in Note 2 to the consolidated financial statements, the Group has four stock options plans. These plans offer key officers and employees an opportunity to purchase shares of the Group’s common stock. The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

New Accounting Pronouncements

Business Combinations

In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for business combinations. This pronouncement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires the recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 also added certain disclosure requirements in addition to those required by APB Opinion No. 16.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Group, will be July 1, 2002. Adoption of this statement will not have a material effect on the Group’s financial condition or results of operations.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Group’s fiscal year beginning on July 1, 2002. Adoption of this statement will not have a material effect on the Group’s financial condition or results of operations.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 became effective on July 1, 2002, and is not expected to have a material effect on the Group’s financial condition or results of operations.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment became effective on July 1, 2002.

SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, which requires that certain lease modifications that have economic effects similar to sale—leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. SFAS No. 145 is not expected to have a significant effect on the Group’s financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform with the current year presentation.

2.                                      STOCKHOLDERS’ EQUITY

Stock Dividend

On January 29, 2002, the Group declared a ten percent (10%) stock dividend on common stock held by registered shareholders as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002. The stock dividend, for purposes of the computation of earnings and dividend per common share, is retroactively recognized for all periods presented in the accompanying consolidated financial statements.

Treasury Stock

As of June 30, 2001, the Board of Directors authorized management to repurchase up to 1,417,000 shares. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The repurchase of shares will be made in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The activity of common shares held in treasury by the Group for the years ended June 30, 2002, 2001 and 2000 is set forth below.

	(In thousands)
	2002		2001		2000
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount

Beginning of year	1,378.7	$30,651	1,107.8	$27,116	903.8	$23,401
Common shares repurchased	155.5	3,023	270.9	3,535	204.0	3,715
End of year	1,534.2	$33,674	1,378.7	$30,651	1,107.8	$27,116

Stock Options

The Group has four stock options plans: the 1988, 1996, 1998 and 2000 Incentive Stock Option Plans. These plans offer key officers and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger or reorganization. Stock options vest upon completion of specified years of service.

The activity in outstanding options for the year ended June 30, 2002, 2001 and 2000, is set forth below:

	2002		2001		2000
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Beginning of year	1,980,323	$14.16	1,522,757	$17.20	1,290,815	$15.97
Transactions before stock dividend:
Options granted	96,500	18.05	1,187,000	12.62	446,834	19.13
Options exercised	(123,768)	9.57	(80,333)	4.95	(66,321)	8.37
Options forfeited	(37,331)	14.06	(281,267)	16.91	(148,571)	16.26
Options cancelled	(271,500)	24.04	(367,834)	21.64	—	—
	1,644,224	13.10	1,980,323	14.16	1,522,757	17.20

Stock dividend effect	164,422	11.91
Transactions after stock dividend:
Options granted	375,000	20.21
Options exercised	(42,670)	11.38
Options forfeited	(8,346)	12.78
End of year	2,132,630	$13.40	1,980,323	$14.16	1,522,757	$17.20

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life (Years)	Number of Options	Weighted Average Exercise Price
$ 4.10 to $8.66	123,406	$6.41	2.56	58,499	$6.00
10.09 to 12.18	1,290,609	11.36	7.90	58,840	10.09
15.27 to 17.44	319,419	15.84	6.46	97,279	15.37
19.09 to 21.90	399,196	20.21	9.53	11,731	20.20
$ 4.10 to $21.90	2,132,630	$13.40	7.68	226,349	$11.83

As described in Note 1, the Group uses the intrinsic value based method to account for stock options. In September and June 2001, Oriental Financial Group Inc. canceled 271,500 and 367,834, respectively, of non-vested options granted with a discount in fiscal years 1998, 1999 and 2000. No consideration was paid to the option holders at the time of cancellation. Also, no awards were granted to option holders within the following periods:

•                  the period prior to the date of cancellation that is the shorter of six months or the period from the date of the grant of the canceled or settled option; and

•                  the period ending six months after the date of the cancellation.

In addition, there was no oral or written agreement or implied promise by the Group to compensate the canceled option holders for any increases in the market price of the Group’s stock after the cancellation. The options were not canceled for nonperformance or termination of employment. At the cancellation, the unrecognized compensation cost was recorded with a charge to income and a credit to additional paid in capital.

The following table presents the Group’s net income and earnings per common share assuming the Group had used the fair value method to recognize compensation expenses with respect to the options:

(In thousands except for per share data)	2002	2001	2000

Compensation and Benefits:
Reported	$17,178	$15,672	$15,698
Pro forma	$19,546	$17,989	$16,534

Net Income:
Reported	$38,451	$8,469	$19,566
Pro forma	$36,083	$6,152	$18,730

Earnings Per share:
Basic:
Reported	$2.63	$0.44	$1.22
Pro forma	$2.46	$0.27	$1.16

Diluted:
Reported	$2.50	$0.43	$1.19
Pro forma	$2.34	$0.27	$1.13

The fair value of each option granted in fiscal years 2002, 2001 and 2000 was estimated using the Black-Scholes option pricing model with the following assumptions: (1) – The weighted average market price of the stock at the end of the fiscal 2002, 2001 and 2000 grants was $19.45, $11.48 and $20.68, respectively. The weighted average exercise price of the options in 2002 was $19.46, (2001 - $11.48, 2000 - $17.39).  The exercise price of options granted in fiscals 2002  and 2001 equaled the quoted market price of the stock, while options granted in fiscal 2000 were granted with a discount. (2) – The expected option term is 7 years. (3) – The expected weighted average volatility is 32% for options granted in fiscal 2002 (2001 – 31%, 2000 – 32%). (4) – The expected weighted average dividend yield is 3.11% for options granted in fiscal 2002 (2001 – 5.24%, 2000 – 2.90%).  (5) – The weighted average risk-free interest rate is 5.09% for options granted in fiscal 2002 (2001 – 5.56%, 2000 – 5.79%).  (6) – The weighted average fair value of the options granted in 2002 was $5.90 (2001 – $2.77; 2000 – $8.00).

Earnings per Common Share

The calculation of earnings per common share after cumulative effect of change in accounting principle for the fiscal years ended June 30, 2002, 2001 and 2000 follows:

	June 30,
(In thousands, except per share data)	2002	2001	2000
Net income	$38,451	$8,469	$19,566
Less: Preferred stock dividend	(2,387)	(2,387)	(2,387)
Net income attributable to common stockholders	$36,064	$6,082	$17,179

Earnings per common share – basic:

Net income – available to common stockholders	$36,064	$6,082	$17,179
Weighted average common shares outstanding	13,711	13,796	14,066
Earnings per common share – basic	$2.63	$0.44	$1.22

Earnings per common share – diluted:

Net income – available to common stockholders	$36,064	$6,082	$17,179
Weighted average common shares and share equivalents:
Average common shares outstanding	13,711	13,796	14,066
Common stock equivalents – options	691	250	413
Total	14,402	14,046	14,479
Earnings per common share – diluted	$2.50	$0.43	$1.19

Stock options without dilutive effect on earnings per share not included in the calculation amounted to 396,000 in fiscal 2002, (2001 – 1,335,000; 2000 – 483,0000).

Legal Surplus

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank’s net income for the year be transferred to capital surplus until such surplus equals the total of paid in capital on common and preferred stocks. At June 30, 2002, legal surplus amounted to $15,997,000 (2001 - $12,118,000). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

Preferred Stock

In May 1999, the Group issued 1,340,000 shares of its 7.125% Non-Cumulative Monthly Income Preferred Stock, Series A at $25 per share. The Series A Preferred Stock has the following characteristics: (1) annual dividends of $1.78 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on May 30, 2004,  (3) no mandatory redemption or stated maturity date and (4) liquidation value of $25 per share.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of income tax, as of June 30 consisted of:

	(In thousands)
	2002	2001
Unrealized loss on derivatives designated as cash flows hedges	$(21,702)	$(9,469)
Unrealized gain (loss) on securities available-for-sale	28,566	(8,399)
Transition adjustment of SFAS No. 133	(34)	(316)
Total	$6,830	$(18,184)

Minimum Regulatory Capital Requirements

The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002 and 2001, that the Group and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Group’s and the Bank’s actual capital amounts and ratios as of June 30, were as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
			(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Group Ratios
As of June 30, 2002
Total Capital (to Risk-Weighted Assets)	$197,459	22.10%	$71,469	8.00%	N/A	N/A
Tier I Risk-Based (to Risk-Weighted Assets)	$194,420	21.76%	$35,735	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$194,420	7.80%	$99,694	4.00%	N/A	N/A

As of June 30, 2001
Total Capital (to Risk-Weighted Assets)	$134,338	19.96%	$53,854	8.00%	N/A	N/A
Tier I Risk-Based (to Risk-Weighted Assets)	$131,482	19.53%	$26,927	4.00%	N/A	N/A
Tier I Capital (to Average Assets)	$131,673	6.68%	$78,793	4.00%	N/A	N/A

Bank Ratios
As of June 30, 2002
Total Capital (to Risk-Weighted Assets)	$149,824	21.10%	$56,796	8.00%	$70,996	10.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$146,785	20.68%	$28,398	4.00%	$42,597	6.00%
Tier I Capital (to Average Assets)	$146,785	5.78%	$101,497	4.00%	$126,872	5.00%

As of June 30, 2001
Total Capital (to Risk-Weighted Assets)	$117,967	17.56%	$53,748	8.00%	$67,186	10.00%
Tier I Risk-Based (to Risk-Weighted Assets)	$115,111	17.13%	$26,874	4.00%	$40,311	6.00%
Tier I Capital (to Average Assets)	$115,302	5.80%	$79,540	4.00%	$99,425	5.00%

The Group’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

3.                                      INVESTMENTS

Money Market and Other Short Term Investments

At June 30, 2001, the money market investments include $20,100,000 of securities purchased under agreements to resell that were collateralized by U.S. Treasury notes with an estimated market value of $20,000,000.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and average weighted yield of the securities owned by the Group at June 30, 2002 and 2001, were as follows:

	June 30, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield

Available-for-Sale
US Treasury securities	$3,293	$188	$—	$3,481	5.78%
Puerto Rico Government and agencies obligations	49,842	106	95	49,853	6.11%
Other debt securities	9,360	405	—	9,765	8.98%
Total	62,495	699	95	63,099
Mortgage-backed securities:
FNMA and FHLMC certificates	1,169,484	24,327	260	1,193,551	6.17%
GNMA certificates	213,896	6,504	87	220,313	6.87%
Collateralized mortgage obligations (CMOs)	249,231	3,648	18	252,861	6.30%
Total	1,632,611	34,479	365	1,666,725
	$1,695,106	$35,178	$460	$1,729,824	6.29%

	June 30, 2001 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average Weighted Yield

Available-for-Sale
US Treasury securities	$3,623	$103	$—	$3,726	7.56%
US Government and agencies securities	30,159	193	—	30,352	7.16%
Puerto Rico Government and agencies obligations	8,189	11	58	8,142	6.33%
Other debt securities	9,288	—	—	9,288	7.73%
Total	51,259	307	58	51,508
Mortgage-backed securities:
FNMA and FHLMC certificates	811,892	3,097	6,620	808,369	6.59%
GNMA certificates	237,528	2,478	854	239,152	7.13%
CMOs	218,833	935	1,912	217,856	6.72%
Total	1,268,253	6,510	9,386	1,265,377
	$1,319,512	$6,817	$9,444	$1,316,885	6.73%

The amortized cost and fair value of the Group’s investment securities at June 30, 2002, by contractual maturity (excluding mortgage-backed securities), are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands) Available-for-sale

	Amortized Cost	Fair Value

Due after 1 to 5 years	$10,856	$10,961
Due after 5 to 10 years	16,320	16,344
Due after 10 years	35,319	35,794
Total	62,495	63,099
Mortgage-backed securities	1,632,611	1,666,725
	$1,695,106	$1,729,824

Proceeds from the sale of investment securities available-for-sale, including those sold but not yet collected, during fiscal 2002 totaled $329,654,000 (2001 - $546,550,000; 2000 - $104,402,0000). Gross realized gains and losses on those sales during fiscal 2002 were $5,480,000 and $1,118,000, respectively (2001 - $7,393,000 and $8,568,000, respectively; 2000 - $1,249,000 and $47,000, respectively).

With the adoption of SFAS No. 133 and SFAS No. 138 (see Note 9), the Group transferred the held-to-maturity portfolio to the available-for-sale investment category. As of July 1, 2000, the unrealized loss on those securities amounting to $26,633,000 was recorded in other comprehensive income as the cumulative effect of a change in accounting principle.

Trading Securities

A summary of trading securities owned by the Group at June 30, is as follows:

	(In thousands)
	2002	2001

US Treasury securities	$—	$2,579
Puerto Rico Government and agencies obligations	2,853	339
Mortgage-backed securities	6,406	73,842
	$9,259	$76,760

At June 30, 2002, the Group’s trading portfolio weighted average yield was 5.94% (2001 - 7.92%).

4.                                      PLEDGED ASSETS

At June 30, 2002, residential and commercial mortgage loans amounting to $335,428,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $1,031,274,000; $250,718,000; $16,651,000; $19,468,000 at June 30, 2002, were pledged to secure investment securities sold under agreements to repurchase (see Note 8), public fund deposits (see Note 7), term notes (see Note 8) and interest rate swap agreements, respectively. Also, investment securities with fair values totaling $211,000 and $123,000 at June 30, 2002, were pledged to the Federal Reserve Bank and to the Puerto Rico Treasury Department (for the Oriental International Division), respectively.

5.                                      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

The composition of the Group’s loan portfolio at June 30, was as follows:

	(In thousands)
	2002	2001

Loans secured by real estate:
Residential – 1 to 4 family	$415,635	$321,689
Non-residential real estate loans	3,449	3,827
Home equity loans and secured personal loans	97,798	74,759
Commercial	30,906	17,719
	547,788	417,994
Less: deferred loan fees, net	(5,429)	(3,967)
	542,359	414,027
Other loans:
Commercial	10,540	8,238
Personal consumer loans and credit lines	21,931	22,652
Financing leases, net of unearned interest	295	827
Plus: deferred loan costs, net	85	24
	32,851	31,741

Loans receivable	575,210	445,768
Allowance for loan losses	(3,039)	(2,856)
Loans receivable	572,171	442,912
Loans held-for-sale (residential 1 to 4 family mortgage loans)	9,360	23,570
Total loans receivable, net	$581,531	$466,482

At June 30, 2002, residential mortgage loans held-for-sale amounted to $9,360,000 (2001 - $23,570,000). All mortgage residential loans originated and sold during fiscal 2002 were sold based on pre-established commitments or at market values. In fiscal 2002, the Group recognized gains of $7,136,000 (2001 - $7,783,000; 2000 - $5,891,000) in these sales that are presented in the statement of income as mortgage-banking activities.

The Group originated commercial real estate loans during fiscal 2002 amounting to $16,346,000, totaling $30,906,000 at June 30, 2002 . In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.

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

At June 30, 2002, loans on which the accrual of interest has been discontinued amounted to approximately $10,196,000 (2001 - $6,537,000; 2000 - $8,844,000). The gross interest income that would have been recorded in fiscal 2002 if non-accrual loans had performed in accordance with their original terms amounted to approximately $724,000 (2001 - $664,000; 2000 - $851,000).

Allowance for Loan Losses

The changes in the allowance for loan losses for the last three fiscal years ended June 30, were as follows:

	(In thousands)
	2002	2001	2000

Balance at beginning of year	$2,856	$6,837	$9,002
Provision for loan losses	2,117	2,903	8,150
Loans charged-off	(2,839)	(9,030)	(13,422)
Recoveries	905	2,146	3,107
Balance at end of year	$3,039	$2,856	$6,837

As described in Note 1, the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2002 and 2001, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

Concentration of Risk

Substantially all loans in the Group are to residents in Puerto Rico, therefore, it is susceptible to events affecting Puerto Rico’s economy. The vast majority of the loans are well collateralized, thus reducing the risk of potential losses.

6.                                      NON-INTEREST EARNING ASSETS Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)
		(In thousands)
		2002	2001

Land	—	$1,332	$1,332
Buildings and improvements	40	6,853	12,382
Leasehold improvements	5 – 10	5,356	4,135
Furniture and fixtures	3 – 7	5,052	5,185
EDP and other equipment	3 – 7	10,367	12,803
		28,960	35,837
Less: accumulated depreciation and amortization		(10,972)	(14,901)
		$17,988	$20,936

Depreciation and amortization of premises and equipment for the year ended June 30, 2002 totaled $4,371,000 (2001- $4,564,000; 2000 - $3,767,000). These are included in the statement of income as part of occupancy and equipment expenses.

Accrued Interest Receivable and Other Assets:

Accrued interest receivable at June 30, 2002 consists of $5,562,000 from loans (2001 - $4,423,000) and $10,136,000 from investments (2001 - $12,223,000).

Other assets at June 30, include the following:

	(In thousands)
	2002	2001

Investment in equity options	$12,145	$26,973
Prepaid expenses and other assets	7,413	6,078
Income tax receivable	6,358	8,514
Deferred tax asset, net (Note 12)	5,558	6,335
Other accounts receivable, net	3,509	2,466
Other repossessed property	—	107
	$34,983	$50,473

7.                                      DEPOSITS AND RELATED INTEREST

At June 30, 2002, the weighted average interest rate of the Group’s deposits was 3.71% (2001 - 4.69%) considering non-interest bearing deposits of $67,142,000 (2001 - $46,743,000). Refer to the Consolidated Statement of Financial Condition for the composition of deposits at June 30, 2002 and 2001.  Interest expense for the last three fiscal years ending June 30, is set forth below:

	(In thousands)
	2002	2001	2000

NOW accounts and saving deposits	$3,361	$3,126	$3,423
Certificates of deposit and IRA accounts	30,227	33,516	28,000
	$33,588	$36,642	$31,423

At June 30, 2002, time deposits in denominations of $100,000 or higher amounted to $335,508,000 (2001- $248,452,000) including: (i) brokered certificates of deposit of $31,736,000, (2001 - $25,000,000) at a weighted average rate of 2.88%, (2001- 6.69%); and (ii) public fund deposits from various local government agencies of $225,446,000, (2001 - $147,636,000) at a weighted average rate of 2.65% (2001 - 5.88%), which were collateralized with investment securities of $223,047,000 (2001 - $146,036,000).

Scheduled maturities of time deposits and IRA accounts at June 30, 2002 are as follow:

(In thousands)
Within one year:
Three (3) months or less	$253,488
Over 3 months through 1 year	230,187
483,675
Over 1 through 2 years	90,312
Over 2 through 3 years	93,916
Over 3 through 4 years	48,261
Over 4 through 5 years	59,448
Over 5 years	1,471
$777,083

8.                                      BORROWINGS

Securities Sold under Agreements to Repurchase

At June 30, 2002, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase (“reverse repurchase agreements”) at June 30, 2002 mature as follows: within 30 days – $838,433,000; and between 31 to 90 days  – $158,436,000.

At June 30, 2002, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	(In thousands) 2002

	Borrowing Balance	Fair Value of Underlying Collateral

Lehman Brothers Inc.	$327,775	$336,193
Salomon Smith Barney Inc.	178,971	188,901
Bear Stearns and Company	273,688	283,328
Morgan Stanley Dean Witter	115,229	118,834
Deutsche Bank AG	101,206	104,018
	996,869	1,031,274
Accrued interest	1,556	5,182
Total	$998,425	$1,036,456

Borrowings under reverse repurchase agreements at June 30, were collateralized as follows:

	(In thousands)
	2002		2001
	Borrowing Balance	Fair Value of Underlying Collateral	Borrowing Balance	Fair Value of Underlying Collateral

GNMA certificates	$74,481	$77,787	$218,582	$220,164
FNMA certificates	590,114	614,218	398,542	397,415
FNMA sold but not yet delivered	10,747	11,027		—
FHLMC	312,135	321,301	132,734	133,027
CMO	9,392	6,941	144,618	144,618
U.S. Treasury Notes			19,950	20,000
U.S. and P.R. Government and agencies obligations	—	—	1,045	1,045
Total	$996,869	$1,031,274	$915,471	$916,269

At June 30, 2002, the weighted average interest rate of the Group’s repurchase agreements was 1.84% (2001 – 4.12%) and included agreements with interest ranging from 1.81% to 1.88% (2001 – from 3.10% to 4.51%). The following summarizes significant data on securities sold under agreements to repurchase for fiscals 2002 and 2001:

	(In thousands)
	2002	2001

Average daily aggregate balance outstanding	$998,069	$790,498
Maximum amount outstanding at any month-end	$1,148,846	$955,745
Weighted average interest rate during the year	3.98%	6.08%

Advances from the Federal Home Loan Bank

At June 30, advances from the Federal Home Loan Bank of New York (FHLB) consist of the following:

		(In thousands)
Maturity Date	Interest Rate Description	2002	2001

July-2002	Fixed - 2.04%	$3,200	$—
May-2003	Fixed - 4.83%	50,000	50,000
June-2003	Fixed - 2.425%	25,000	—
July-2003	Fixed - 2.84%	25,000	—
July-2003	Fixed - 4.70%	50,000	—
November-2003	Fixed - 2.90%	5,000	—
March-2004	Fixed - 3.52%	25,000	—
June-2004	Fixed - 3.37%	25,000	—
November-2001	Fixed - 7.18%	—	5,000
June-2002	Fixed - 3.99%	—	50,000
		$208,200	$105,000

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 2002, these advances were secured by mortgage loans amounting $335,428,000. Also, at June 30, 2002, the Group has an additional borrowing capacity with the FHLB of $97 million.

Term Notes

At June 30, term notes collateralized with investment securities consist of the following:

		(In thousands)
Maturity Date	Interest Rate Description	2002	2001
March - 2007	Floating due quarterly – 2.05% (2001 – 4.51%)	$15,000	$15,000
December - 2001	Floating due quarterly – 3.19%	—	5,000
September - 2001	Floating due quarterly – 4.66%	—	10,000
September - 2001	Floating due quarterly – 4.47%	—	30,000
		$15,000	$60,000

At June 30, 2002, term notes were secured by investment securities amounting $16,651,000.

Subordinated Capital Notes

In October 2001, Oriental Financial Group, Inc. Statutory Trust I, a wholly owned special purpose subsidiary of the Group, was formed for the purpose of issuing company-obligated securities. On December 18, 2001, $35 million of trust redeemable preferred securities were issued by the Statutory Trust as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The securities have a par value of $35 million, bear interest based on 3 months LIBOR plus 360 basis points (5.48% at June 30, 2002) (provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%), payable quarterly, and mature on December 23, 2031. The securities may be called at par after five years. The proceeds from this issuance were used to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by the Group, which have the same maturity and call provisions as the redeemable capital securities.

These company-obligated securities of the subsidiary grantor trust (trust preferred securities) are accounted for as a liability on the consolidated statements of financial condition. Dividends on the trust preferred securities are accounted for as an interest expense on an accrual basis. These debts are treated as Tier-1 capital for regulatory purposes.

Unused Lines of Credit

The Group maintains various lines of credit with other financial institutions from which funds are drawn as needed.  At June 30, 2002 and 2001, the Group’s total available funds under these lines of credit totaled $24,400,000. At June 30, 2002 and 2001, there was no balance outstanding under these lines of credit.

Contractual Maturities

At June 30, 2002, the contractual maturities of securities sold under agreements to repurchase, advances from the FHLB, term notes and subordinated capital notes by fiscal year are as follows:

	(In thousands)
Year Ending June 30,	Reverse Repurchase Agreements	Advances from FHLB	Term Notes	Subordinated Capital Notes

2003	$996,869	$78,200
2004		130,000
2007			$15,000
2032				$35,000
	$996,869	$208,200	$15,000	$35,000

9.                                      DERIVATIVES ACTIVITIES

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at June 30, are set forth in the table below:

	(Dollars in thousands)
	2002	2001
Swaps:
Pay fixed swaps notional amount	$500,000	$300,000
Weighted average pay rate – fixed	4.77%	6.65%
Weighted average receive rate – floating	1.84%	3.95%
Maturity in months	1 to 100	12 to 112
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$200,000	$250,000
Cap rate	4.81%	7.00%
Current 90 day LIBOR	1.86%	3.84%
Maturity in months	21 to 59	10

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes, Standard & Poor’s 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposits are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of June 30, 2002 and 2001 is as follows:

	Notional Amount (In thousands)
Type of Contract:	2002	2001

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$500,000	$300,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$29,200	$37,250
Purchased options used to manage exposure to the stock market on stock indexed deposits	196,940	143,700
Embedded options on stock indexed deposits	222,560	180,541

Caps	200,000	250,000
	$648,700	$611,491

At June 30, 2002, the contractual maturities of interest rate swaps and caps, and equity indexed options, by fiscal year were as follows:

	(In thousands)
Year Ending June 30,	Cash Flows Hedging Swaps	Caps	Equity Indexed Options and Swaps Purchased	Equity Indexed Options Sold

2003	$100,000	$—	$21,750	$25,490
2004	200,000	75,000	40,750	36,160
2005	50,000	—	51,000	49,740
2006	—	—	54,150	54,209
2007	—	125,000	58,490	56,961
2011	150,000	—	—	—
	$500,000	$200,000	$226,140	$222,560

During fiscal years 2002 and 2001, $2.0 million and $3.9 million, respectively, of unrealized losses were charged to earnings and reflected as “Derivatives Activities” in the Consolidated Statements of Income. Unrealized losses of $12.5 million and $9.5 million, respectively, on derivatives designated as cash flow hedges were charged to other comprehensive income during the same periods.  No ineffectiveness was charged to earnings during either period.

At June 30, 2002 and 2001, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the equity indexed options purchased represented an other asset of $7.8 million and $27.0 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $10.5 million and $34.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $22.6 million and $10.3 million, respectively, presented in “Accrued expenses and other liabilities.” The fair value of the caps represented an other asset of $4.3 million as of June 30, 2002.  The caps did not have carrying value as of June 30, 2001.

The adoption of SFAS No. 133 on July 1, 2000 resulted in a transition adjustment recorded as a cumulative effect of a change in accounting principle of $270,000 unrealized loss ($164,000 net of tax effect) charged to earnings and reflected in the Consolidated Statements of Income and an $875,000 unrealized loss on derivatives ($534,000 net of tax effect) charged to other comprehensive income and reflected in the Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income. The transition adjustment in other comprehensive income also includes an unrealized loss of $26.6 million on securities transferred from held-to-maturity to available-for-sale on July 1, 2000.

As part of its interest rate risk management, during fiscal year 2000 the Group closed certain interest rate swap and cap agreements with an aggregate notional value of approximately $390,000,000. This transaction generated gains of approximately $1,720,000, which were amortized as an adjustment to the yield over the remaining original terms of the agreements.

10.                               EMPLOYEE BENEFITS PLAN:

The Group has a cash or deferred arrangement profit sharing plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Group who have one year of service and are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined, up to a specified amount. The Group contributes 80 cents for each dollar contributed by an employee up to $832. The Group’s matching contribution is invested in shares of its common stock to match individual employee contributions up to $1,040.  The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407.  During fiscal year 2002 the Group contributed 5,637 (2001 – 7,873; 2000 - 6,519) shares of its common stock with a market value of approximately $143,000 (2001 - $111,000; 2000 - $124,000) at the time of contribution.  The Group’s contribution becomes 100% vested once the employee attains three years of services.

11.                               RELATED PARTY TRANSACTIONS:

The Group grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business.  These do not involve more than the normal risk of collectibility or present other unfavorable features. The movement and balance of these loans were as follows:

	(In thousands)
	2002	2001

Balance at the beginning of year	$2,905	$2,707
New loans	1,471	415
Payments	(1,600)	(217)
Balance at the end of year	$2,776	$2,905

12.                               INCOME TAX:

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources.  The AMT is payable if it exceeds regular income tax.  The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended June 30, follows:

	(In thousands)
	2002	2001	2000

Current income tax expense (benefit)	$2,200	$(1,219)	$1,920
Deferred income tax benefit	(1,480)	(99)	(1,812)
Income tax expense (benefit)	$720	$(1,318)	$108

The Group maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans, investments and mortgage-backed securities exempt for Puerto Rico income tax purposes, net of expenses attributable to the exempt income. In addition, the Code provides a dividend received deduction of 100%, on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. During fiscal 2002, the Group generated tax-exempt interest income of $80,535,000 (2001 - $74,176,000; 2000 - $71,881,000). Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico Governments and certain mortgage-backed securities, including securities held by the Group’s International Banking Entity.

The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

	(Dollars in thousands)
	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

Statutory rate	$15,277	39.0%	$2,853	39.0%	$7,673	39.0%
Decrease in rate resulting from:
Exempt interest income, net	(14,990)	(38.3)	(4,369)	(59.7)	(8,588)	(43.7)
Non deductible charges	331	0.8	675	9.2	1,023	5.2
Other items, net	102	0.3	(477)	(6.5)	—	—
Income tax expense (benefit)	$720	1.8%	$(1,318)	(18.0)%	$108	0.5%

The Bank’s income tax returns for the years ended June 30, 1997, 1998 and 1999 are currently under examination by the Puerto Rico taxing authorities. In the opinion of management, any liability resulting from the tax investigation will not have a material effect of the Group’s financial condition or results of operations.

Deferred income tax reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group’s deferred tax asset, net at June 30, were as follows:

	(In thousands)
	2002	2001

Allowance for loan losses	$1,185	$1,114
Deferred gain on sale of servicing rights	1,884	1,559
Realized losses on capital assets	511	1,573
Unrealized losses on derivative activities	1,460	682
Deferred loan origination fees	3,547	2,674
Deferred loan origination costs	(1,463)	(1,251)
Other temporary differences	411	(296)

	7,535	6,055

Unrealized losses (gains) included in other comprehensive income	(1,977)	280

Deferred tax asset, net	$5,558	$6,335

No valuation allowance was deemed necessary as of June 30, 2002 and 2001.

13.                               COMMITMENTS:

Loan Commitments

At June 30, 2002, there was $15,836,000 (2001 - $12,255,000) of unused lines of credit provided to customers and $4,423,000 in commitments to originate loans (2001 - $4,110,000). Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require payment of a fee.  Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements.  The Group evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices.  Rent expense for fiscal 2002 amounted to $2,092,000 (2001 - $1,511,000; 2000 - $1,499,000).  As of June 30, 2002, future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

Year Ending June 30,	(In thousands) Minimum Rent

2003	$1,616
2004	1,492
2005	1,418
2006	1,271
2007	844
Thereafter	2,524
$9,165

14.                               LITIGATION:

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of its independent accountants and legal counsel. The investigation determined losses of $9.5 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees. In the opinion of the Group’s management and its legal counsel, the losses determined by the investigation are covered by the Group’s fidelity insurance. However, the Group’s fidelity insurance carrier has denied claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the district of Puerto Rico against Federal Insurance Group, Inc., a stock insurance corporation organized under the laws of the state of Indiana, seeking payment of its $9.5 million insurance claim and the payment of consequential damages of no less than $13 million resulting from the denial of the claim. Initial conference meetings have taken place. The losses caused by the irregularities and claims to the insurer were expensed in prior years.

In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to its business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group’s financial position or the results of operations.

15.                               FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

The fair value estimates are made at a point in time based on the type of financial instruments and related relevant market information. Quoted market prices are used for financial instruments in which an active market exists.  However, because no market exists for a portion of the Group’s financial instruments, fair value estimates are based on judgments regarding the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk, and other factors.  Because of the uncertainty inherent in estimating fair values, these estimates may vary from the values that would have been used had a ready market for these financial instruments existed.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of the retail deposits, and premises and equipment. The estimated fair value and carrying value of the Group’s financial instruments at June 30, follows:

	(In thousands)
	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Financial Assets:
Cash and due from banks	$9,280	$9,280	$8,220	$8,220
Money market investments	1,032	1,032	21,667	21,667
Other short-term investments			29,407	29,407
Trading securities	9,259	9,259	76,760	76,760
Investment securities available-for-sale	1,729,824	1,729,824	1,316,885	1,316,885
Securities and loans sold but yet not delivered	71,750	71,750	14,108	14,108

Federal Home Loan Bank (FHLB) stock	17,320	17,320	15,272	15,272
Total loans (including loans held-for-sale)	597,788	584,570	487,571	469,338

Equity options and caps purchased	12,145	12,145	26,973	26,973
Accrued interest receivable	15,698	15,698	16,646	16,646

Financial Liabilities:
Deposits	962,023	968,850	800,261	815,538
Securities sold under agreements to repurchase	996,869	996,869	915,471	915,471
Advances and borrowings from FHLB	208,981	208,200	105,000	105,000
Subordinated capital notes	35,000	35,000	—	—
Term notes	15,000	15,000	60,000	60,000
Accrued expenses and other liabilities	42,598	42,598	28,204	28,204

	(In thousands)
	2002			2001
	Contract or Notional Amount	Fair Value		Contract or Notional Amount	Fair Value
Off-Balance Sheet Items:
Assets:
Equity options and caps purchased	$396,940		(a)	$393,700		(a)

Liabilities:
Commitments to extend credit	4,423	$(88)		4,110	$(82)
Unused lines of credit	15,836	(317)		12,255	(245)
Interest rate swaps in a
net payable position	529,200		(a)	337,250		(a)

(a)     Effective July 1, 2000, derivatives instruments are recognized in the statement of financial condition at fair value (see Note 9).

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2002 and 2001.

Short-term financial instruments, which include cash and due from banks, money market investments, securities and loans sold but not yet delivered, accrued interest receivable and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the Consolidated Statements of Financial Condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

The fair value of interest rate swap and interest rate option contracts was obtained from dealer quotes.  This value represents the estimated amount the Group would receive or pay to terminate the contracts, at the reporting date, taking into account current interest rates and the current creditworthiness of the contracts counterparties.

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

16.                               SEGMENT REPORTING:

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

The financial information presented below was derived from the internal management accounting system and are based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and result of operations as if they were independent parties. Other segments include the transactions of the Group parent company only, the Statutory Trust and Oriental Mortgage. Following are the results of operations and the selected financial information by operating segment for each of the three years ended June 30:

	(In thousands)
	Retail Banking	Financial Services	Mortgage Banking	Total Major Segments	Other Segments	Eliminations	Consolidated Total

Fiscal 2002
Interest income	$134,417	$—	$5,420	$139,837	$2,967	$(1,109)	$141,695
Interest expense	(81,583)	(16)		(81,599)	(2,205)	1,109	(82,695)
Net interest income	52,834	(16)	5,420	58,238	762	—	59,000
Non-interest income	11,756	14,377	5,098	31,231	19		31,250
Non-interest expenses	(35,530)	(9,067)	(3,825)	(48,422)	(540)		(48,962)
Intersegment revenue	4,984			4,984		(4,984)	—
Intersegment expense		(2,379)	(2,156)	(4,535)	(449)	4,984	—
Equity income in subsidiaries				—	38,475	(38,475)	—
Provision for loan losses	(2,117)			(2,117)			(2,117)
Income before tax	$31,927	$2,915	$4,537	$39,379	$38,267	$(38,475)	$39,171

Total assets as of June 30,	$2,441,289	$6,613	$—	$2,447,902	$243,221	$(201,982)	$2,489,141

Fiscal 2001
Interest income	$115,657	$—	$4,021	$119,678	$683	$(17)	$120,344
Interest expense	(91,281)	(17)		(91,298)		17	(91,281)
Net interest income	24,376	(17)	4,021	28,380	683	—	29,063
Non-interest income	2,251	12,458	5,689	20,398	(15)		20,383
Non-interest expenses	(26,992)	(7,762)	(3,622)	(38,376)	(852)		(39,228)
Intersegment revenue	3,422			3,422		(3,422)	—
Intersegment expense		(1,645)	(1,777)	(3,422)		3,422	—
Equity income in subsidiaries				—	8,666	(8,666)	—
Provision for loan losses	(2,903)	—	—	(2,903)		—	(2,903)
Income before tax	$154	$3,034	$4,311	$7,499	$8,482	$(8,666)	$7,315

Total assets as of June 30,	$2,032,385	$7,749	$—	$2,040,134	$134,216	$(136,647)	$2,037,703

Fiscal 2000
Interest income	$122,301	$—	$3,206	$125,507	$796	$(77)	$126,226
Interest expense	(81,613)	(77)		(81,690)	(115)	77	(81,728)
Net interest income	40,688	(77)	3,206	43,817	681	—	44,498
Non-interest income	6,508	12,535	4,631	23,674	—		23,674
Non-interest expenses	(29,274)	(6,195)	(4,237)	(39,706)	(642)		(40,348)
Intersegment revenue	1,634			1,634		(1,634)	—
Intersegment expense		(315)	(1,319)	(1,634)		1,634	—
Equity income in subsidiaries				—	19,526	(19,526)	—
Provision for loan losses	(8,150)	—	—	(8,150)		—	(8,150)
Income before tax	$11,406	$5,948	$2,281	$19,635	$19,565	$(19,526)	$19,674

Total assets as of June 30,	$1,847,343	$6,016	$—	$1,853,359	$134,809	$(136,954)	$1,851,214

17.                               ORIENTAL FINANCIAL GROUP INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The principal source of income for the Group consists of dividends from the Bank. As a member subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. Cash dividends paid by the Bank to the Group amounted to $8,000,000 and $20,000,000 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2000, no payments of dividends were made by the Bank to the Group.

The following condensed financial information presents the financial position of the Parent Company Only as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended June 30, 2002, 2001 and 2000.

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT
COMPANY ONLY)

AS OF JUNE 30, 2002 and 2001

	(In thousands)
	2002	2001

ASSETS
Cash and cash equivalents	$950	$377
Investment securities available-for-sale, at fair value	43,447	12,298
Investment in bank subsidiary, at equity method	152,929	97,270
Investment in nonbank subsidiaries, at equity method	6,327	4,531
Due from nonbank subsidiaries	63	—
Other assets	1,409	1,202
Total assets	$205,125	$115,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$2,065	$1,877
Due to nonbank subsidiaries	72	193
Due to bank subsidiary	449	—
Subordinated notes payable to nonbank subsidiary	36,083	—
Accrued expenses and other liabilities	27	118
Total liabilities	38,696	2,188
Stockholders’ equity	166,429	113,490
Total liabilities and stockholders’ equity	$205,125	$115,678

CONDENSED STATEMENTS OF INCOME AND OF
COMPREHENSIVE INCOME (PARENT COMPANY ONLY)
YEARS ENDED JUNE 30,

	(In thousands)
	2002	2001	2000

Income:
Dividends from bank subsidiary current year earnings	$8,000	$8,578	$—
Interest income	1,874	683	796
Investment and trading activities, net and others	19	(15)	—
Total income	9,893	9,246	796

Expenses:
Interest expenses	1,113	—	115
Operating expenses	988	851	642
Total expenses	2,101	851	757

Income before income taxes and changes in undistributed earnings of subsidiaries	7,792	8,395	39
Income tax benefit (expense)	215	(14)	—
Income before changes in undistributed earnings of subsidiaries	8,007	8,381	39
Equity in undistributed earnings from:
Bank subsidiary	30,151	—	19,055
Nonbank subsidiaries	293	88	472
Net income	38,451	8,469	19,566
Other comprehensive income (loss), net of tax	25,014	(1,691)	(4,781)
Comprehensive income	$63,465	$6,778	$14,785

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
YEARS ENDED JUNE 30, :

	(In thousands)
	2002	2001	2000

Cash flows from operating activities:
Net income	$38,451	$8,469	$19,566
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from bank subsidiary	(30,151)	—	(19,055)
Equity in undistributed earnings from nonbank subsidiaries	(293)	(88)	(472)
Net amortization of premiums on investment securities	26	395	—
Deferred income tax benefit	(202)	—	—
Amortization of goodwill	—	18	—
Increase in other assets	(746)	(557)	(97)
Increase in accrued expenses and liabilities	—	—	153
Total adjustments	(31,366)	(232)	(19,471)

Net cash provided by operating activities	7,085	8,237	95

Cash flows from investing activities:
Purchases of investment securities available for sale	(35,705)	—	(9,326)
Redemptions and sales of investment securities available-for-sale	5,320	4,195	897
Dividends received from bank subsidiary prior years earnings	—	11,422	—
Acquisition of and capital contributions in nonbank subsidiaries	(1,083)	(1)	(4,000)
Net cash provided by (used in) investing activities	(31,468)	15,616	(12,429)

Cash flows from financing activities:
Net decrease in securities sold under agreements to repurchase	—	—	(7,499)
Proceeds from exercise of stock options	1,670	396	539
Decrease in due to nonbank subsidiaries, net	(184)	(10,442)	(2,347)
Increase in due to bank subsidiary	449	—	—
Proceeds from issuance of subordinated notes payable to nonbank subsidiaries	36,083	—	—
Purchases of treasury stocks	(3,023)	(3,535)	(3,715)
Dividends paid	(10,039)	(9,920)	(10,059)
Net cash provided by (used in) financing activities	24,956	(23,501)	(23,081)

Net change in cash and cash equivalents	573	351	(35,415)
Cash and cash equivalents at beginning of year	377	25	35,440
Cash and cash equivalents at end of year	$950	$376	$25

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José E. Fernández	Dated:	May 9, 2003
José E. Fernández
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Norberto González	Dated:	May 9, 2003
Norberto González
Executive Vice President and
Acting Principal Financial Officer

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, José Enrique Fernández, Chairman of the Board of Directors, President and Chief Executive Officer of Oriental Financial Group Inc., certify that:

1.                 I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Oriental Financial Group Inc.;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

	By:	/s/ José Enrique Fernández
José Enrique Fernández
Chairman of the Board, President, Chief Executive Officer

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Norberto González, Executive Vice President and Acting Principal Financial Officer of Oriental Financial Group Inc, certify that:

1.                 I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Oriental Financial Group Inc.;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              Al significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By	/s/ Norberto González
Norberto González
Executive Vice President and Acting Principal Financial Officer

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K/A

(AMENDMENT NO. 1)

Index of Exhibits

EXHIBIT NO.:	DESCRIPTION OF DOCUMENT:

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sabarnes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sabarnes-Oxley Act of 2002
99.3	Unqualified Audit Opinion of previous external auditors – Pricewaterhouse Coopers LLP