Form 10-Q
period 2003-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2003-05-14
CIK 1030469

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

Commission File No. 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:

1000 San Roberto Street Professional Office Park, S.E. San Juan, Puerto Rico 00926

Telephone Number: (787) 771-6800

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

17,450,964 common shares ($1.00 par value per share) outstanding as of March 31, 2003

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

Unaudited consolidated statements of financial condition at March 31, 2003 and June 30, 2002

Unaudited consolidated statements of income for the quarter and nine-month periods ended March 31, 2003 and 2002

Unaudited consolidated statements of changes in stockholders’ equity for the nine-month periods ended March 31, 2003 and 2002

Unaudited consolidated statements of comprehensive income (loss) for the quarter and nine-month periods ended March 31, 2003 and 2002

Unaudited consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002

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

Item - 5

Other Information

Item - 6

Exhibits and Reports on Form 8-K

Signatures

Certifications

PART 1 - FINANCIAL INFORMATION

Item 1 -  Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2003 AND JUNE 30, 2002

(In thousands, except shares information)

	March 31, 2003	June 30, 2002
ASSETS

Cash and due from banks	$9,567	$9,280

Investments:
Short term investments - money market	3,673	1,032
Trading securities, at fair value with amortized cost of $1,574 (June 30, 2002 - $9,186)	1,631	9,259
Investment securities available-for-sale, at fair value with amortized cost of $1,966,827 (June 30, 2002 - $1,695,106):
Securities pledged that can be repledged	1,685,188	1,031,274
Other investment securities	333,363	698,550
Total investment securities available-for-sale	2,018,551	1,729,824
Federal Home Loan Bank (FHLB) stock, at cost	17,320	17,320
Total investments	2,041,175	1,757,435

Securities and loans sold but not yet delivered	12,169	71,750

Loans:
Loans held-for-sale, at lower of cost or market	14,631	9,360
Loans receivable, net of allowance for loan losses of $4,075 (June 30, 2002 - $3,039)	670,232	572,171
Total loans, net	684,863	581,531

Accrued interest receivable	17,075	15,698
Foreclosed real estate, net	571	476
Premises and equipment, net	16,965	17,988
Other assets, net	23,903	34,983

Total assets	$2,806,288	$2,489,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Savings and demand	$208,158	$190,149
Time and IRA accounts	831,238	777,083
	1,039,396	967,232
Accrued interest	1,809	1,618
Total deposits	1,041,205	968,850

Borrowings:
Securities sold under agreements to repurchase	1,243,052	996,869
Advances from FHLB	206,500	208,200
Subordinated capital notes	35,000	35,000
Term notes	15,000	15,000
Total borrowings	1,499,552	1,255,069

Securities purchased but not yet received	—	56,195
Accrued expenses and other liabilities	65,455	42,598
Total liabilities	2,606,212	2,322,712

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares issued and outstanding	33,500	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 19,446,327 shares issued (June 30, 2002 - 15,299,698 shares)	19,446	15,300
Additional paid-in capital	55,178	52,670
Legal surplus	19,706	15,997
Retained earnings	96,589	75,806
Treasury stock, at cost, 1,995,363 shares (June 30, 2002 - 1,534,191 shares)	(35,120)	(33,674)
Accumulated other comprehensive income, net of tax expense of $3,727 (June 30, 2002 - $1,977)	10,777	6,830
Total stockholders’ equity	200,076	166,429

Total liabilities and stockholders’ equity	$2,806,288	$2,489,141

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(In thousands, except for per share data)

	Quarter Period		Nine-Month Period
	2003	2002	2003	2002
Interest income:
Loans and leases, including fees	$12,618	$11,961	$38,065	$33,929
Mortgage-backed securities	25,084	23,869	73,508	67,757
Investment securities	1,370	833	2,846	2,064
Short term investments	49	126	268	813
Total interest income	39,121	36,789	114,687	104,563

Interest expense:
Deposits	8,265	7,585	25,599	25,657
Securities sold under agreements to repurchase	8,714	9,685	25,148	29,957
Other borrowed funds	1,982	2,031	6,161	6,146
Subordinated capital notes	459	523	1,475	588
Total interest expense	19,420	19,824	58,383	62,348

Net interest income	19,701	16,965	56,304	42,215
Provision for loan losses	850	525	2,790	1,692
Net interest income after provision for loan losses	18,851	16,440	53,514	40,523

Non-interest income (losses):
Trust, money management, brokerage and insurance fees	3,571	3,769	10,383	10,958
Banking service revenues	1,376	1,195	4,354	3,127
Net gain (loss) on sale and valuation of:
Mortgage banking activities	2,071	1,642	5,721	4,729
Securities available-for-sale	2,020	561	8,409	3,291
Trading securities	23	(444)	563	384
Derivatives activities	(439)	671	(4,429)	(259)
Premises and equipment	—	—	(220)	—
Loans	—	—	—	104
Total non-interest income, net	8,622	7,394	24,781	22,334

Non-interest expenses:
Compensation and employees’ benefits	6,098	4,411	15,266	12,665
Occupancy and equipment	2,403	2,018	6,756	6,004
Advertising and business promotion	1,228	2,184	4,812	5,037
Professional and service fees	1,455	2,189	4,799	5,065
Communications	385	346	1,207	1,081
Taxes other than on income	388	433	1,164	1,299
Insurance, including deposit insurance	196	146	542	424
Printing, postage, stationery and supplies	254	181	763	574
Other	1,363	1,028	3,769	2,259
Total non-interest expenses	13,770	12,936	39,078	34,408

Income before income taxes	13,703	10,898	39,217	28,449
Income tax expense	(697)	(471)	(2,122)	(1,042)
Net income	13,006	10,427	37,095	27,407
Less: Dividends on preferred stock	(597)	(597)	(1,790)	(1,790)
Net income available to common shareholders	$12,409	$9,830	$35,305	$25,617

Income per common share:
Basic	$0.71	$0.57	$2.04	$1.50
Diluted	$0.67	$0.55	$1.92	$1.43

Average common shares outstanding	17,401	17,125	17,294	17,121
Average potential common share-options	1,104	768	1,102	779
	18,505	17,893	18,396	17,900

Cash dividends per common share	$0.14	$0.12	$0.40	$0.34

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(In thousands)

	2003	2002

CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of period	$33,500	$33,500
Balance at end of period	33,500	33,500

Common stock:
Balance at beginning of period	15,300	13,885
Stock options exercised	281	111
Stock split effected in the form of a dividend	3,865	1,249
Balance at end of period	19,446	15,245

Additional paid-in capital:
Balance at beginning of period	52,670	26,004
Stock options exercised	2,508	905
Stock options cancelled	—	1,054
Stock split effected in the form of a dividend	—	24,108
Balance at end of period	55,178	52,071

Legal surplus:
Balance at beginning of period	15,997	12,118
Transfer from retained earnings	3,709	2,687
Balance at end of period	19,706	14,805

Retained earnings:
Balance at beginning of period	75,806	76,818
Net income	37,095	27,407
Cash dividends declared on common stock	(6,948)	(5,603)
Stock split effected in the form of a dividend	(3,865)	(25,357)
Cash dividends declared on preferred stock	(1,790)	(1,790)
Transfer to legal surplus	(3,709)	(2,687)
Balance at end of period	96,589	68,788

Treasury stock:
Balance at beginning of period	(33,674)	(30,651)
Stock purchased	(1,446)	(2,612)
Balance at end of period	(35,120)	(33,263)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	6,830	(18,184)
Other comprehensive income, net of taxes	3,947	7,439
Balance at end of period	10,777	(10,745)

Total stockholders’ equity	$200,076	$140,401

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(In thousands)

	Quarter Period		Nine-Month Period
	2003	2002	2003	2002

COMPREHENSIVE INCOME:

Net income:	$13,006	$10,427	$37,095	$27,407

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment securities available-for-sale arising during the period	(3,085)	(5,391)	28,882	12,227
Realized gains on investment securities available-for-sale included in net income	(2,020)	(561)	(8,409)	(3,291)
Unrealized gain (loss) on derivatives designated as cash flow hedges arising during the period	(3,543)	997	(26,600)	(12,309)
Realized loss on derivatives designated as cash flow hedges included in net income	4,431	4,773	11,614	10,850
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	57	90	170	661
Income tax credit (expense) related to items of other comprehensive income	160	297	(1,710)	(699)
Other comprehensive income (loss) for the period	(4,000)	205	3,947	7,439

Comprehensive income	$9,006	$10,632	$41,042	$34,846

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(In thousands)

	2003	2002

Cash flows from operating activities:
Net income	$37,095	$27,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(1,479)	(1,047)
Amortization of premiums and accretion of discounts on investment securities	3,750	1,412
Depreciation and amortization of premises and equipment	3,524	3,280
Deferred income tax	2,386	(772)
Cancellation of stock options	—	1,054
Provision for loan losses	2,790	1,692
Loss (gain) on:
Sale of securities available-for-sale	(8,409)	(3,291)
Sale of loans	—	(104)
Derivatives activities	4,429	259
Mortgage banking activities	(5,721)	(4,729)
Sale of premises and equipment	220	—
Origination of loans held-for-sale	(89,349)	(141,065)
Proceeds from sale of loans held-for-sale	2,867	30,596
Net decrease (increase) in:
Trading securities	7,628	15,333
Accrued interest receivable	(1,377)	37
Other assets	19,253	1,180
Net increase in:
Accrued interest on deposits and borrowings	4,148	2,197
Other liabilities	34,127	4,168
Total adjustments	(21,213)	(89,800)

Net cash provided by (used in) operating activities	15,882	(62,393)

Cash flows from investing activities:
Net decrease in time deposits with other banks	—	20,425
Purchases of investment securities available-for-sale	(1,225,211)	(757,182)
Purchases of FHLB stock	(17,320)	(4,142)
Net purchases/redemption of equity options	(1,096)	(2,810)
Maturities and redemptions of investment securities available-for-sale	591,854	333,978
Redemption of FHLB stock	17,320	2,094
Proceeds from sales of investment securities available-for-sale	410,905	282,861
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(224,571)	(204,044)
Principal repayment of loans	120,404	102,358
Capital expenditures	(2,500)	(4,934)
Net cash used in investing activities	(330,215)	(231,396)

Cash flows from financing activities:
Net increase in:
Demand, saving and time (including IRA accounts) deposits	77,726	26,671
Securities sold under agreements to repurchase	246,183	186,713
Proceeds from advances and borrowings from FHLB	587,760	100,000
Repayment of advances and borrowings from FHLB	(589,460)	—
Repayment of term notes	—	(45,000)
Proceeds for issuance of subordinated capital notes	—	33,949
Proceeds from exercise of stock options	2,789	1,016
Stock purchased	(1,446)	(2,612)
Dividends paid	(6,291)	(7,393)
Net cash provided by financing activities	317,261	293,344

Net change in cash and cash equivalents	2,928	(445)
Cash and cash equivalents at beginning of year	10,312	29,887
Cash and cash equivalents at end of period	$13,240	$29,442

Cash and equivalents include:
Cash and due from banks	$9,567	$5,442
Money market investments	3,673	24,000
	$13,240	$29,442
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$54,235	$60,151
Income taxes paid	$—	$—
Real estate loans securitized into mortgage-backed securities	$83,282	$120,111
Accrued dividend payable	$2,447	$1,872
Other comprehensive income for the period	$3,947	$7,439
Securities and loans sold but not yet delivered	$12,169	$6,176
Securities purchased but not yet received	$—	$34,351
Transfer from loans to foreclosed real estate	$571	$548
Stock split effected in the form of a dividend	$3,865	$25,357

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of March 31, 2003 and June 30, 2002, and the results of operations and cash flows for the quarter and nine-month periods ended March 31, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2002 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the nine-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2002, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has five subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc., Caribbean Pension Consultants, Inc. and Oriental Financial Group Inc. Statutory Trust I (the “Trust”). Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 7 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Main offices for the Group and most of its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. The Bank operates through twenty-three branches located throughout the island and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance, Inc. is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

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

NOTE 2 - INVESTMENT SECURITIES:

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. There were no held-to-maturity securities as of March 31, 2003 and June 30, 2002. The Group’s securities are classified as available-for-sale or trading. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale.  These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income.  If and when the impairment of a security is deemed to be other-than-temporary, any unrealized holding loss will be reclassified and charged to earnings.

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

Trading Securities

A summary of trading securities owned by the Group at March 31, 2003 and June 30, 2002 is as follows:

	(In thousands)
	March 31, 2003	June 30, 2002
P.R. Government and agency obligations	$210	$2,853
Mortgage-backed securities	226	6,406
Equity securities	1,195	—
Total trading securities	$1,631	$9,259

At March 31, 2003, the Group’s trading portfolio weighted average yield was 5.73% (June 30, 2002 - 5.94%).

Investment securities available-for-sale

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities available- for-sale at March 31, 2003 and June 30, 2002, were as follows:

	March 31, 2003 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

US Treasury securities	$3,261	$200	$—	$3,461	5.78%
Puerto Rico Government and agency obligations	47,013	1,048	171	47,890	5.95%
Other debt securities	11,188	955	—	12,143	8.68%
FNMA and FHLMC certificates	1,442,224	36,179	179	1,478,224	5.32%
GNMA certificates	224,299	5,908	3	230,204	5.73%
Collateralized mortgage obligations (CMOs)	238,842	7,793	6	246,629	5.59%
Total securities available-for-sale	$1,966,827	$52,083	$359	$2,018,551	5.43%

	June 30, 2002 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

US Treasury securities	$3,293	$188	$—	$3,481	5.78%
Puerto Rico Government and agency obligations	49,842	106	95	49,853	6.11%
Other debt securities	9,360	405	—	9,765	8.98%
FNMA and FHLMC certificates	1,169,484	24,327	260	1,193,551	6.17%
GNMA certificates	213,896	6,504	87	220,313	6.87%
CMOs	249,231	3,648	18	252,861	6.30%
Total securities available-for-sale	$1,695,106	$35,178	$460	$1,729,824	6.29%

The amortized cost and fair value of the Group’s investment securities available-for-sale at March 31, 2003, by contractual maturity, are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Amortized Cost	Fair Value
Due after 1 to 5 years	$12,791	$13,114
Due after 5 to 10 years	6,499	6,665
Due after 10 years	42,172	43,715
	61,462	63,494
Mortgage-backed securities	1,905,365	1,955,057
	$1,966,827	$2,018,551

Proceeds from the sale of investment securities available-for-sale during the first nine months of fiscal 2003 totaled $423,074,041 (2002 - $282,860,864). Gross realized gains and losses on those sales during the first nine months of fiscal 2003 were $10,227,062 and $1,818,513, respectively, (2002 - $6,014,029 and $2,723,059, respectively).

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activity is mainly with consumers located in Puerto Rico.  Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer.  The composition of the Group’s loan portfolio at March 31, 2003 and June 30, 2002 was as follows:

	(In thousands)
	March 31, 2003	June 30, 2002
Loans secured by real estate:
Residential - 1 to 4 family	$527,099	$415,635
Non-residential real estate loans	3,762	3,449
Home equity loans and secured personal loans	91,956	97,798
Commercial	25,137	30,906
	647,954	547,788
Less: deferred loan fees, net	(6,302)	(5,429)
Total loans secured by real estate	641,652	542,359
Other loans:
Commercial	14,338	10,540
Personal consumer loans and credit lines	18,256	21,931
Financing leases, net of unearned interest	119	295
Plus (less): deferred loan costs (fees), net	(58)	85
Loans receivable	674,307	575,210
Allowance for loan losses	(4,075)	(3,039)
Loans receivable, net	670,232	572,171
Loans held-for-sale (residential 1 to 4 family mortgage loans)	14,631	9,360
Total loans, net	$684,863	$581,531

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarter and nine-month periods ended March 31, 2003 and 2002.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2003 and June 30, 2002, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

NOTE 4 - PLEDGED ASSETS:

At March 31, 2003, residential mortgage loans and investment securities available-for-sale amounting to $450,998,962 and  $1,685,187,812, respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements. As of March 31, 2003, unpledged securities available-for-sale amounted $333,363,051.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at March 31, 2003 and June 30, 2002 are set forth in the table below:

	(Dollars in thousands)
	March 31, 2003	June 30, 2002
Swaps:
Pay fixed swaps notional amount	$700,000	$500,000
Weighted average pay rate - fixed	4.03%	4.77%
Weighted average receive rate - floating	1.31%	1.84%
Maturity in months	1 to 90	1 to 100
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$75,000	$200,000
Cap rate	4.50%	4.81%
Current 90 day LIBOR	1.28%	1.86%
Maturity in months	13	21 to 59

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes: Standard & Poor’s 500, Dow Jones Industrial Average and Russell 2000. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of March 31, 2003 and June 30, 2002 is as follows:

	Notional Amount
	March 31, 2003	June 30, 2002
Type of Contract:

Cash Flows Hedging Activities:
Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$700,000	$500,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$27,650	$29,200

Purchased options used to manage exposure to the stock market on stock indexed deposits	228,200	196,940

Embedded options on stock indexed deposits	230,254	222,560

Caps	75,000	200,000
	$561,104	$648,700

At March 31, 2003 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $724,000 ($1.8 million, June 2002); the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $4.0 million  ($10.3 million, June 2002); and the options sold to customers embedded in the certificates of deposit represented a liability of $4.1 million  ($10.5 million, June 2002) recorded in deposits. The fair value of the interest rate swaps represented a liability of $38.0 million ($22.6 million, June 2002) presented in “Accrued Expenses and Other Liabilities”. The fair value of the Caps represented an other asset of $1.2 thousand ($4.3 million as of June 30, 2002).

NOTE 6 - STOCKHOLDERS’ EQUITY TRANSACTIONS:

Stock Dividend

On January 29, 2002, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002. Also, on October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by registered shareholders as of December 30, 2002. As a result, 3,864,800 shares of common stock were distributed on January 15, 2003. For purpose of the computation of income per common share, cash dividend and stock price, the stock dividends were retroactively recognized for all periods presented in the accompanying consolidated financial statements.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program supersedes the ongoing repurchase program established earlier.  The Group will make such repurchases from time to time, depending on market conditions and prices. During the nine-month periods ended March 31, 2003 and 2002, the Group repurchased 67,000 and 136,825 shares of its common stock for $1.4 million and $2.6 million, respectively.

Stock Options

The Group has four stock options plans: the 1988, 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers and employees an opportunity to purchase shares of the Group’s common stock. The Compensation committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger or reorganization. Stock options vest upon completion of specified years of service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. For the outstanding options, the Group established the exercise price based on the fair value of the Group’s stock at the grant date. Therefore, the options had no intrinsic value upon grant, and therefore no expense was recorded. In September 2001, the Group canceled 271,500 of non-vested options granted with a discount in fiscal years 1999 and 2000. At the cancellation, the unrecognized compensation cost was recorded with a charge to income and a credit to additional paid in capital. The stock options compensation recorded in fiscal 2002 amounted to $826,000.

Each quarter, the Group reports the potential dilutive impact of stock options in its diluted earnings per share using treasury-stock method.  Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

Stock options outstanding as of March 31, 2003 and June 30, 2002 amounted to 2,149,842 and 2,665,788, respectively, after given retroactive effect to the 25% stock split effected in the form of a dividend on common stock declared on October 28, 2002.

As required under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing mode.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Group’s employee options.  Options granted for the nine-month periods ended March 31, 2003 and 2002 amounted 46,250 and 132,688 options, respectively, after given retroactive effect to the 25% stock split. As required by SFAS 123, the Black-Scholes weighted average estimated fair values of stock options granted during the quarter periods ended March 31, 2003 and 2002 were $5.23 and $3.88 per option, respectively and for the nine-month periods ended March 31, 2003 and 2002 were $5.61 and $3.82 per option, respectively,  after given retroactive effect to the 25% stock split.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.  The pro forma effects of recognizing compensation expense under the fair value method on net income and earnings per common share were as follows (in thousand, except for earnings per share):

	Quarter Periods		Nine-Month Periods
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Compensation and Benefits:
Reported	$6,098	$4,411	$15,266	$12,665
Pro forma	$6,595	$5,003	$16,758	$14,441

Net Income:
Reported	$13,006	$10,427	$37,095	$27,407
Pro forma	$12,509	$9,835	$35,603	$25,631

Basic Earnings per share:
Reported	$0.71	$0.57	$2.04	$1.50
Pro forma	$0.68	$0.54	$1.96	$1.39

Diluted Earnings per share:
Reported	$0.67	$0.55	$1.92	$1.43
Pro forma	$0.64	$0.52	$1.84	$1.33

NOTE 7 - SEGMENT REPORTING:

The Group operates three major reportable segments: Financial Services, Retail Banking and Treasury. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments, based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

The Group’s two largest business segments are retail banking and treasury. The Bank’s branches, mortgage banking and treasury functions are its main components, with traditional banking products such as deposits and personal, mortgage and commercial loans. The mortgage banking activities are carried out by the bank’s mortgage banking division, which principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using another institution as issuer. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

The Group’s third largest business segment is financial services. It is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services Corp.), the insurance subsidiary (Oriental Insurance, Inc.), and the recently acquired pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K.

Following are the results of operations and the selected financial information by operating segment for each of the quarter periods and nine-month periods ended March 31, 2003 and 2002:

Unaudited - quarter periods ended March 31 (Dollars in thousands)

	Retail Banking	Treasury	Financial Services	Total Major Segments	Other Segments	Eliminations	Consolidated Total

March 31, 2003
Interest income	$12,617	$25,675	$26	$38,318	$1,262	$(459)	$39,121
Interest expense	(3,770)	(15,155)	—	(18,925)	(954)	459	(19,420)
Net interest income	8,847	10,520	26	19,393	308	—	19,701
Non-interest income	3,313	1,581	3,727	8,622	—	—	8,622
Non-interest expenses	(10,139)	(443)	(2,926)	(13,508)	(262)	—	(13,770)
Intersegment revenue	629	—	—	629	—	(629)	—
Intersegment expense	—	—	(513)	(513)	(116)	629	—
Equity income in subsidiaries	—	—	—	—	12,885	(12,885)	—
Provision for loan losses	(850)	—	—	(850)	—	—	(850)
Income before taxes	$1,800	$11,658	$315	$13,773	$12,815	$(12,885)	$13,703

March 31, 2002
Interest income	$11,215	$25,069	$77	$36,361	$951	$(523)	$36,789
Interest expense	(4,290)	(15,004)	(7)	(19,301)	(1,046)	523	(19,824)
Net interest income	6,925	10,065	70	17,060	(95)	—	16,965
Non-interest income	2,816	795	3,772	7,383	11		7,394
Non-interest expenses	(9,271)	(520)	(2,894)	(12,685)	(251)		(12,936)
Intersegment revenue	757	—	—	757		(757)	—
Intersegment expense	—	—	(640)	(640)	(117)	757	—
Equity income in subsidiaries	—	—	—	—	10,762	(10,762)	—
Provision for loan losses	(525)	—	—	(525)	—	—	(525)
Income before taxes	$702	$10,340	$308	$11,350	$10,310	$(10,762)	$10,898

Unaudited - nine-month periods ended March 31 (Dollars in thousands)

	Retail Banking	Treasury	Financial Services	Total Major Segments	Other Segments	Eliminations	Consolidated Total

March 31, 2003
Interest income	$38,063	$74,496	$72	$112,631	$3,053	$(997)	$114,687
Interest expense	(15,738)	(41,117)	—	(56,855)	(2,525)	997	(58,383)
Net interest income	22,325	33,379	72	55,776	528	—	56,304
Non-interest income	9,646	4,494	10,641	24,781	—	—	24,781
Non-interest expenses	(30,112)	(1,203)	(6,813)	(38,127)	(951)	—	(39,078)
Intersegment revenue	1,784	—	—	1,784	—	(1,784)	—
Intersegment expense	—	—	(1,471)	(1,471)	(313)	1,784	—
Equity income in subsidiaries	—	—	—	—	37,739	(37,739)	—
Provision for loan losses	(2,790)	—	—	(2,790)			(2,790)
Income before taxes	$854	$36,670	$2,430	$39,953	$37,003	$(37,739)	$39,217

Total assets as of March 31, 2003	$743,355	$2,004,553	$8,801	$2,756,709	$275,268	$(225,689)	$2,806,288

March 31, 2002
Interest income	$33,271	$69,833	$215	$103,319	$1,309	$(65)	$104,563
Interest expense	(17,327)	(44,418)	(15)	(61,760)	(653)	65	(62,348)
Net interest income	15,944	25,415	200	41,559	656	—	42,215
Non-interest income	7,873	3,396	11,065	22,334	—	—	22,334
Non-interest expenses	(26,273)	(550)	(6,877)	(33,700)	(708)	—	(34,408)
Intersegment revenue	1,707	—	—	1,707	—	(1,707)	—
Intersegment expense	—	—	(1,707)	(1,707)	—	1,707	—
Equity income in subsidiaries	—	—	—	—	27,460	(27,460)	—
Provision for loan losses	(1,692)	—	—	(1,692)	—	—	(1,692)
Income before taxes	(2,440)	28,260	2,681	28,501	27,408	(27,460)	28,449

Total assets as of June 30, 2002	$708,733	$1,732,556	$6,613	$2,447,902	$243,221	$(201,982)	$2,489,141

NOTE 8 - RECENT ACCOUNTING DEVELOPMENTS

Effective July 1, 2002, the Group adopted the following Statements of Financial Accounting Standards (“SFAS”), which did not have a material effect on the Group’s consolidated financial Statements:

•                  SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that statement.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity  (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Oriental adopted SFAS No. 146 on January 1, 2003 and will account for future exit or disposal activities in accordance with this statement.

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

In November 2002, the FASB Issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.  Adoption of the recognition, measurement and disclosure provisions of FIN 45 did not have a significant effect on the Group’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 shall be effective for financial statements for fiscal years ending and interim period beginning after December 15, 2002 (see Note 6).

In January 2003, the FASB Issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 is not expected to have a significant effect on the Group’s financial condition or results of operations.

The Group has sold mortgage loans through secondary market securitizations.  Upon sale, the securitized loans are removed from the statement of financial condition and a gain or loss on the sale is recognized in accordance with SFAS No. 140.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Description:

Selected Financial Data:
Earnings, Per Share and Dividends Data
Period End Balances
Selected Financial Ratios (in percent) and Other Information

Table 1	Quarterly Analysis Analysis of Net Interest Income and Changes due to Volume / Rate

Table 1A	Fiscal Year-to-Date of Net Interest Income and Changes due to Volume / Rate

Table 2	Non-Interest Income Summary

Table 3	Non-Interest Expenses Summary

Table 4	Allowance for Loan Losses Summary

Table 5	Net Credit Losses Statistics

Table 6	Loan Loss Reserve Breakdown

Table 7	Non-Performing Assets

Table 8	Non-Performing Loans

Table 9	Bank Assets Summary and Composition

Table 10	Liabilities Summary and Composition

Table 11	Capital, Dividends and Stock Data

Table 12	Financial Assets Summary

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(In thousands, except for per share information)

	Quarter Period			Nine-Month Period
	2003	2002*	Variance %	2003	2002*	Variance %
EARNINGS, PER SHARE AND DIVIDENDS DATA:

Interest income	$39,121	$36,789	6.3%	$114,687	$104,563	9.7%
Interest expense	19,420	19,824	-2.0%	58,383	62,348	-6.4%
Net interest income	19,701	16,965	16.1%	56,304	42,215	33.4%
Provision for loan losses	850	525	61.9%	2,790	1,692	64.9%
Net interest income after provision for loan losses	18,851	16,440	14.7%	53,514	40,523	32.1%
Non-interest income	8,622	7,394	16.6%	24,781	22,334	11.0%
Non-interest expenses	(13,770)	(12,936)	6.4%	(39,078)	(34,408)	13.6%
Income before income taxes	13,703	10,898	25.7%	39,217	28,449	37.9%
Income tax expense	(697)	(471)	48.0%	(2,122)	(1,042)	103.6%
Net income	13,006	10,427	24.7%	37,095	27,407	35.3%
Less: dividends on preferred stock	(597)	(597)	—	(1,790)	(1,790)	—
Net income available to common shareholders	$12,409	$9,830	26.2%	$35,305	$25,617	37.8%

Income per common share (1):
Basic	$0.71	$0.57	24.2%	$2.04	$1.50	36.4%
Diluted	$0.67	$0.55	22.1%	$1.92	$1.43	34.1%

Average shares and potential shares (1)	18,505	17,893	3.4%	18,396	17,900	2.8%

Book value per common share (1)				$9.55	$6.23	53.3%
Market price at end of period (1)				$21.600	$16.960	27.4%
Cash dividends declared per common share (1)	$0.140	$0.120	16.7%	$0.400	$0.338	18.3%
Cash dividends declared on common shares	$2,447	$1,874	30.6%	$6,948	$5,603	24.0%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.83%	1.71%	1.85%	1.64%
Return on average common equity (ROE)	30.45%	36.06%	31.06%	34.67%
Efficiency ratio	51.54%	54.88%	50.91%	56.38%
Expense ratio	1.03%	1.26%	1.02%	1.00%
Interest rate spread	2.93%	3.08%	2.99%	2.71%
Number of financial centers			23	21

(1) Data adjusted to give retroactive effect to the stock dividend declared on the Group's common stock.

* Certain reclassifications were made to conform figures to current period presentation.

PERIOD END BALANCES AND CAPITAL RATIOS:

AS OF MARCH 31, 2003 and JUNE 30, 2002

	March 31, 2003	June 30, 2002
Total financial assets
Trust assets managed	$1,584,917	$1,382,268	14.7%
Broker-dealer assets gathered	919,528	1,118,181	-17.8%
Assets managed	2,504,445	2,500,449	0.2%
Group total assets	2,806,288	2,489,141	12.7%
	$5,310,733	$4,989,590	6.4%
Investments and loans
Investments and securities	$2,041,175	$1,757,435	16.1%
Loans (including loans held-for-sale), net	684,863	581,531	17.8%
Securities and loans sold but not yet delivered	12,169	71,750	-83.0%
	$2,738,207	$2,410,716	13.6%
Deposits and borrowings
Deposits	$1,041,205	$968,850	7.5%
Repurchase agreements	1,243,052	996,869	24.7%
Other borrowings	256,500	258,200	-0.7%
Securities purchased but not yet delivered	—	56,195	-100.0%
	$2,540,757	$2,280,114	11.4%
Stockholders' equity
Preferred equity	$33,500	$33,500	—
Common equity	166,576	132,929	25.3%
	$200,076	$166,429	20.2%
Capital Ratios:
Leverage capital	7.82%	7.80%
Total risk-based capital	24.74%	22.10%
Tier 1 risk-based capital	24.29%	21.76%

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2003	2002*	Variance in %	2003	2002*	Variance in BP	2003	2002*	Variance in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$39,121	$36,789	6.34%	5.98%	6.69%	-71	$2,616,577	$2,198,260	19.03%
Tax equivalent adjustment	14,235	9,318	52.77%	2.18%	1.70%	48	—	—	0.00%
Interest-earning assets — tax equivalent	53,356	46,107	15.72%	8.16%	8.39%	(23)	2,616,577	2,198,260	19.03%
Interest-bearing liabilities	19,420	19,824	-2.04%	3.05%	3.68%	-63	2,544,975	2,154,666	18.11%
Net interest income / spread	$33,936	$26,283	29.12%	5.11%	4.71%	40	$71,602	$43,594	64.25%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$26,804	$24,378	10.0%	5.58%	6.27%	-69	$1,921,191	$1,555,284	23.53%
Investment management fees	(362)	(391)	-7.4%	-0.08%	-0.10%	-2	—	—	0.00%
Total investment securities	26,442	23,987	10.2%	5.51%	6.17%	-66	1,921,191	1,555,284	23.53%
Trading securities	11	715	-98.5%	2.45%	6.31%	-386	1,798	45,298	-96.03%
Money market investments	50	126	-60.3%	2.44%	2.16%	28	8,199	23,380	-64.93%
	26,503	24,828	6.7%	5.49%	6.12%	-63	1,931,188	1,623,962	18.92%

Loans:
Real estate (1)	11,310	10,551	7.2%	7.20%	8.13%	-93	628,554	519,100	21.09%
Consumer	607	771	-21.3%	12.87%	14.34%	-147	18,863	21,511	-12.31%
Commercial	701	642	9.2%	7.41%	7.73%	-32	37,831	33,241	13.81%
Financing leases (2)	—	(3)	-100.0%	0.00%	-2.69%	269	141	446	-68.39%
	12,618	11,961	5.5%	7.36%	8.33%	-97	685,389	574,298	19.34%

	39,121	36,789	6.3%	5.98%	6.69%	-71	2,616,577	2,198,260	19.03%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	55,907	49,666	12.57%
Now Accounts	249	386	-35.5%	1.57%	2.89%	-132	63,622	53,503	18.91%
Savings	304	393	-22.7%	1.40%	1.98%	-58	87,004	79,339	9.66%
Time and IRA accounts	7,712	6,806	13.3%	3.83%	4.07%	-24	805,735	669,331	20.38%
	8,265	7,585	9.0%	3.27%	3.56%	-29	1,012,268	851,839	18.83%
Borrowings:	$—
Repurchase agreements	4,218	4,850	-13.0%	1.32%	1.82%	-50	1,275,618	1,065,244	19.75%
Interest rate risk management	4,431	4,773	-7.2%	1.39%	1.79%	-40	—	—	0.00%
Financing fees	65	62	4.8%	0.02%	0.02%	—	—	—	0.00%
Total repurchase agreements	8,714	9,685	-10.0%	2.73%	3.64%	-91	1,275,618	1,065,244	19.75%
FHLB funds and term notes	1,982	2,031	-2.4%	3.57%	4.01%	-44	222,089	202,583	9.63%
Subordinated capital notes	459	523	-12.2%	5.25%	5.98%	-73	35,000	35,000	0.00%
	11,155	12,239	-8.9%	2.91%	3.76%	-85	1,532,707	1,302,827	17.64%

	19,420	19,824	-2.0%	3.05%	3.68%	-63	2,544,975	2,154,666	18.11%

Net interest income / spread	$19,701	$16,965	16.1%	2.93%	3.01%	-8

Interest rate margin				3.01%	3.08%	-7

Excess of interest-earning assets over interest-bearing liabilities							$71,602	$43,594	64.25%

Interest-earning assets over interest-bearing liabilities ratio							102.81%	102.02%

C. Changes in net interest income due to:		Volume	Rate	Total

Interest Income:
Loans (1)		$2,313	$(1,656)	$657
Investments		4,701	(3,026)	1,675
		7,014	(4,682)	2,332

Interest Expense:
Deposits		1,428	(748)	680
Borrowings		2,161	(3,245)	(1,084)
		3,589	(3,993)	(404)

Net Interest Income		$3,425	$(689)	$2,736

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

TABLE 1A - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2003	2002*	Variance in %	2003	2002*	Variance in BP	2003	2002*	Variance in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$114,687	$104,563	9.68%	6.26%	6.72%	-46	$2,442,590	$2,074,724	17.73%
Tax equivalent adjustment	41,777	26,311	58.78%	2.28%	1.69%	59	—	—	0.00%
Interest-earning assets — tax equivalent	156,464	130,874	19.55%	8.54%	8.41%	13	2,442,590	2,074,724	17.73%
Interest-bearing liabilities	58,383	62,348	-6.36%	3.27%	4.06%	-79	2,380,290	2,046,867	16.29%
Net interest income / spread	$98,081	$68,526	43.13%	5.27%	4.35%	92	$62,300	$27,857	123.64%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$76,918	$68,530	12.2%	5.82%	6.26%	-44	1,761,347	$1,459,403	20.69%
Investment management fees	(1,058)	(1,060)	-0.2%	-0.08%	-0.10%	-2	—	—	0.00%
Total investment securities	75,860	67,470	12.4%	5.74%	6.16%	-42	1,761,347	1,459,403	20.69%
Trading securities	494	2,351	-79.0%	4.91%	6.68%	-177	13,414	46,956	-71.43%
Money market investments	268	813	-67.0%	2.00%	3.38%	-138	17,824	32,101	-44.48%
	76,622	70,634	8.5%	5.70%	6.12%	-42	1,792,585	1,538,460	16.52%

Loans:
Real estate (1)	33,716	29,457	14.5%	7.62%	8.12%	-50	589,685	483,641	21.93%
Consumer	2,059	2,380	-13.5%	13.93%	14.59%	-66	19,703	21,754	-9.43%
Commercial	2,292	2,088	9.8%	7.56%	9.21%	-165	40,415	30,236	33.67%
Financing leases (2)	(2)	4	-150.0%	-1.32%	0.84%	-216	202	633	-68.09%
	38,065	33,929	12.2%	7.81%	8.44%	-63	650,005	536,264	21.21%

	114,687	104,563	9.7%	6.26%	6.72%	-46	2,442,590	2,074,724	17.73%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	53,422	47,843	11.66%
Now Accounts	862	1,152	-25.2%	1.87%	3.51%	-164	61,355	43,728	40.31%
Savings	1,056	1,453	-27.3%	1.68%	2.42%	-74	84,015	80,008	5.01%
Time and IRA accounts	23,681	23,052	2.7%	3.95%	4.49%	-54	799,882	683,793	16.98%
	25,599	25,657	-0.2%	3.42%	4.00%	-58	998,674	855,372	16.75%
Borrowings:
Repurchase agreements	13,317	18,932	-29.7%	1.58%	2.57%	-99	1,124,834	983,104	14.42%
Interest rate risk management	11,614	10,850	7.0%	1.38%	1.47%	-9	—	—	0.00%
Financing fees	217	175	24.0%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	25,148	29,957	-16.1%	2.98%	4.06%	-108	1,124,834	983,104	14.42%
FHLB funds and term notes	6,161	6,146	0.2%	3.70%	4.20%	-50	221,782	195,105	13.67%
Subordinated capital notes	1,475	588	150.9%	5.62%	5.90%	-28	35,000	13,286	163.44%
	32,784	36,691	-10.6%	3.16%	4.11%	-95	1,381,616	1,191,495	15.96%

	58,383	62,348	-6.4%	3.27%	4.06%	-79	2,380,290	2,046,867	16.29%

Net interest income / spread	$56,304	$42,215	33.4%	2.99%	2.66%	33

Interest rate margin				3.07%	2.71%	36

Excess of interest-earning assets over interest-bearing liabilities							$62,300	$27,857	123.64%

Interest-earning assets over interest-bearing liabilities ratio							102.62%	101.36%

C. Changes in net interest income due to:		Volume	Rate	Total

Interest Income:
Loans (1)		$12,800	$(8,664)	$4,136
Investments		20,737	(14,749)	5,988
		33,537	(23,413)	10,124

Interest Expense:
Deposits		7,643	(7,701)	(58)
Borrowings		10,419	(14,326)	(3,907)
		18,062	(22,027)	(3,965)

Net Interest Income		$15,475	$(1,386)	$14,089

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	Quarter Period			Nine-Month Period
	2003	2002*	Variance %	2003	2002*	Variance %
TABLE 2 - NON-INTEREST INCOME SUMMARY

Trust, money management, brokerage and insurance fees	$3,571	$3,769	-5.3%	$10,383	$10,958	-5.2%
Mortgage banking activities	2,071	1,642	26.1%	5,721	4,729	21.0%
Non-banking service revenues	5,642	5,411	4.3%	16,104	15,687	2.7%

Fees on deposit accounts	980	742	32.1%	3,047	1,808	68.5%
Bank service charges and commissions	380	446	-14.8%	1,151	1,295	-11.1%
Other operating revenues	16	7	128.6%	156	24	550.0%
Bank service revenues	1,376	1,195	15.1%	4,354	3,127	39.2%

Securities net activity	2,020	561	260.1%	8,409	3,291	155.5%
Trading net activity	23	(444)	105.2%	563	384	46.6%
Derivatives activity	(439)	671	-165.4%	(4,429)	(259)	1610.0%
Securities, derivatives and trading activities	1,604	788	103.6%	4,543	3,416	33.0%

Leasing revenues (discontinued June 2000)	—	—	0.0%	—	—	0.0%
Loss on sale of premises and equipment	—	—	0.0%	(220)	—	-100.0%
Gain on sale of loans	—	—	0.0%	—	104	-100.0%
Other non-interest income	—	—	0.0%	(220)	104	-311.5%

Total non-interest income	$8,622	$7,394	16.6%	$24,781	$22,334	11.0%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$4,769	$3,474	37.3%	$12,432	$9,872	25.9%
Variable compensation	654	937	-30.2%	2,159	1,993	8.3%
Compensation and benefits (1)	5,423	4,411	22.9%	14,591	11,865	23.0%
Stock option cancellation	—	—	0.0%	—	800	-100.0%
Other compensation expenses	675	—	100.0%	675	—	100.0%

Total compensation and benefits	6,098	4,411	38.2%	15,266	12,665	20.5%

Occupancy and equipment	2,403	2,018	19.1%	6,756	6,004	12.5%
Advertising and business promotion	1,228	2,184	-43.8%	4,812	5,037	-4.5%
Professional and service fees	1,455	2,189	-33.5%	4,799	5,065	-5.3%
Communications	385	346	11.3%	1,207	1,081	11.7%
Municipal and other general taxes	388	433	-10.4%	1,164	1,299	-10.4%
Insurance, including deposits insurance	196	146	34.2%	542	424	27.8%
Printing, postage, stationery and supplies	254	181	40.3%	763	574	32.9%
Other operating expenses	1,363	1,028	32.6%	3,769	2,259	66.8%
Other non-interest expenses	7,672	8,525	-10.0%	23,812	21,743	9.5%

Total non-interest expenses	$13,770	$12,936	6.4%	$39,078	$34,408	13.6%

Relevant ratios and data:
Compensation and benefits to non-interest expenses (1)	44.3%	34.1%		39.1%	34.5%
Variable compensation to total compensation (1)	10.7%	21.2%		14.1%	16.8%
Compensation to total assets (1)	0.87%	0.75%		0.73%	0.67%
Average compensation per employee (annualized) (1)	$53.7	$40.8		$46.1	$39.4
Average number of employees (2)	454	432		442	402
Bank assets per employee	$6,181	$5,472		$6,349	$5,880

Total work force (2):
Banking operations				404	367
Trust operations				55	25
Brokerage and Insurance operations				35	57
				494	449

* Certain reclassifications were made to conform figures to current period presentation.

(1) Excludes non-cash stock options cancellation charges.

(2) Includes contracted services.

SELECTED FINANCIAL DATA

FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(Dollars in thousands)

	Quarter Period		Change in %	Nine-Month Period		Change in %
	2003	2002		2003	2002

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

Beginning balance	$3,901	$3,037	28.4%	$3,039	$2,856	6.4%
Provision for loan losses	850	525	61.9%	2,790	1,692	64.9%
Net credit losses — see Table 5	(676)	(514)	31.5%	(1,754)	(1,500)	16.9%
Ending balance	$4,075	$3,048	33.7%	$4,075	$3,048	33.7%

Selected Data and Ratios:
Outstanding gross loans at March 31,	$688,938	$565,762	21.8%	$688,938	$565,762	21.8%
Recoveries to net charge-off's	21.0%	28.6%	-26.5%	27.0%	29.8%	-9.3%
Allowance coverage ratio
Total loans				0.59%	0.54%	9.8%
Non-performing loans				14.19%	15.00%	-5.4%
Non-real estate non-performing loans				198.68%	185.63%	7.0%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$—	$—	0.0%	$—	$(14)	-100.0%
Recoveries	—	—	—	—	—	0.0%
	—	—	0.0%	—	(14)	-100.0%
Consumer
Charge-offs	(527)	(304)	73.4%	(1,285)	(997)	28.9%
Recoveries	73	96	-24.0%	292	274	6.6%
	(454)	(208)	118.3%	(993)	(723)	37.3%
Commercial
Charge-offs	(23)	—	-100.0%	(23)	—	-100.0%
Recoveries	16	11	45.5%	52	31	67.7%
	(7)	11	-163.6%	29	31	-6.5%
Leasing (1)
Charge-offs	(18)	(183)	-90.2%	(76)	(418)	-81.8%
Recoveries	26	63	-58.7%	163	222	-26.6%
	8	(120)	-106.7%	87	(196)	144.4%
Overdraft
Charge-offs	(288)	(233)	23.6%	(1,020)	(708)	44.1%
Recoveries	65	36	80.6%	143	110	30.0%
	(223)	(197)	13.2%	(877)	(598)	46.7%
Net credit losses
Total charge-offs	(856)	(720)	18.9%	(2,404)	(2,137)	12.5%
Total recoveries	180	206	-12.6%	650	637	2.0%
	$(676)	$(514)	31.5%	$(1,754)	$(1,500)	16.9%
Net credit losses (recoveries) average ratio:
Real estate	0.00%	0.00%		0.00%	0.00%
Consumer	9.63%	3.87%		6.72%	4.43%
Commercial	0.07%	-0.13%		-0.10%	-0.14%
Leasing	-22.70%	107.62%		-57.43%	41.28%
Total	0.39%	0.36%		0.36%	0.37%

Average loans:
Real estate	$628,554	$519,100	21.1%	$589,685	$483,641	21.9%
Consumer	18,863	21,511	-12.3%	19,703	21,754	-9.4%
Commercial	37,831	33,241	13.8%	40,415	30,236	33.7%
Leasing	141	446	-68.4%	202	633	-68.1%
Total	$685,389	$574,298	19.3%	$650,005	$536,264	21.2%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF MARCH 31, 2003 and JUNE 30, 2002
(Dollars in thousands)

	March 31, 2003	June 30, 2002	Change in %

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:

Consumer (including overdrafts)	$1,669	$1,494	11.7%
Commercial	306	285	7.4%
Financing leases (1)	20	74	-73.0%
Non-real estate	1,995	1,853	7.7%
Real estate	2,080	1,186	75.4%
	$4,075	$3,039	34.1%

Allowance composition:
Consumer (including overdrafts)	41.0%	49.2%
Commercial	7.5%	9.4%
Financing leases (1)	0.5%	2.4%
Non-real estate	49.0%	61.0%
Real estate	51.0%	39.0%
	100.0%	100.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets:

Non-performing loans	$28,717	$20,116	42.8%
Foreclosed real estate	571	476	20.0%
Repossessed autos	12	—	100.0%
	$29,300	$20,592	42.3%

Non-performing assets to total assets	1.04%	0.83%	26.2%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans:
Consumer (including overdrafts)	$512	$416	23.1%
Financing leases (1)	43	147	-70.7%
Commercial	1,481	585	153.2%
Other	15	38	-60.5%
Non-real estate	2,051	1,186	72.9%
Real estate	26,666	18,930	40.9%
Total	$28,717	$20,116	42.8%

Non-performing loans composition:
Consumer (including overdrafts)	1.8%	2.1%	-13.8%
Financing leases (1)	0.1%	0.7%	-79.5%
Commercial	5.2%	2.9%	77.3%
Other	0.1%	0.2%	-50.0%
Non-real estate	7.2%	5.9%	21.7%
Real estate	92.9%	94.1%	-1.3%
Total	100.0%	100.0%	0.0%

Non-performing loans to:
Total loans	4.17%	3.56%	17.1%
Total assets	1.02%	0.81%	26.6%
Total capital	14.35%	12.09%	18.7%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF MARCH 31, 2003 AND JUNE 30, 2003
(Dollars in thousands)

	March 31, 2003	June 30, 2002	Variance %

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION

Investments:
Mortgage-backed securities	$1,955,283	$1,673,131	16.9%
U.S. Government and agency obligations	3,461	3,481	-0.6%
P.R. Government and agency obligations	48,100	52,706	-8.7%
Other Securities	13,338	9,765	36.6%
Short-term investments	3,673	1,032	255.9%
FHLB stock	17,320	17,320	0.0%
	2,041,175	1,757,435	16.1%
Loans:
Secured by real estate, mainly residential	641,652	542,539	18.3%
Consumer	18,406	22,077	-16.6%
Commercial	14,130	10,299	37.2%
Financing leases (1)	119	295	-59.7%
Loans receivable	674,307	575,210	17.2%
Allowance for loan losses	(4,075)	(3,039)	34.1%
Loans receivable, net	670,232	572,171	17.1%
Loans held for sale	14,631	9,360	56.3%
Total loans receivable, net	684,863	581,531	17.8%

Securities and loans sold but not yet delivered	12,169	71,750	-83.00%

Total securities and loans	2,738,207	2,410,716	13.6%
Other assets	68,081	78,425	-13.2%
Total assets	$2,806,288	$2,489,141	12.7%

Investments portfolio composition:
Mortgage-backed securities	95.8%	95.2%
U.S. and P.R. Government securities	2.5%	3.2%
FHLB stock and other investments	1.7%	1.6%
	100.0%	100.0%
Loan portfolio composition:
Real estate, mainly residential (2)	95.3%	94.4%
Consumer	2.6%	3.8%
Commercial	2.1%	1.8%
Financing leases (1)	0.0%	0.0%
	100.0%	100.0%

(1) Discontinued in June 2000

(2) Includes loans held for sale

SELECTED FINANCIAL DATA

AS OF MARCH 31, 2003 AND JUNE 30, 2003
(Dollars in thousands)

	March 31, 2003	June 30, 2002	Variance %
TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION

Deposits:
Non-interest bearing deposits	$57,108	$67,142	-14.9%
Now Accounts	67,422	43,738	54.1%
Savings Accounts	83,628	79,269	5.5%
Time deposits and IRA accounts	831,238	777,083	7.0%
	1,039,396	967,232	7.5%
Accrued interest	1,809	1,618	11.8%
	1,041,205	968,850	7.5%
Borrowings:
Repurchase agreements	1,243,052	996,869	24.7%
FHLB funds	206,500	208,200	-0.8%
Subordinated Capital Notes	35,000	35,000	0.0%
Term notes	15,000	15,000	0.0%
	1,499,552	1,255,069	19.5%

Securities purchased but not yet received	—	56,195	-100.0%

Total deposits and borrowings	2,540,757	2,280,114	11.4%
Other liabilities	65,455	42,598	53.7%
Total liabilities	$2,606,212	$2,322,712	12.2%

Deposits portfolio composition:
Savings and demand deposits	5.5%	6.9%
Time deposits and IRA accounts	79.8%	80.2%
Accrued Interest	14.7%	12.9%
	100.0%	100.0%
Borrowings portfolio composition:
Repurchase agreements	82.9%	79.4%
FHLB funds	13.8%	16.6%
Subordinated Capital Notes	2.3%	2.8%
Term notes and other sources of funds	1.0%	1.2%
	100.0%	100.0%

SELECTED FINANCIAL DATA

AS OF MARCH 31, 2003, 2002 AND JUNE 30, 2003
(In thousands, except for per share data)

	March 31, 2003	June 30, 2002	Variance %

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

Capital data:
Stockholders’ equity	$200,076	$166,429	20.2%
Leverage Capital (minimum required - 4.00%)	7.82%	7.80%	0.2%
Total Risk-Based Capital (minimum required - 8.00%)	24.74%	22.10%	11.9%
Tier 1 Risk-Based capital (minimum required - 4.00%)	24.29%	21.76%	11.6%

Stock data:
Outstanding common shares, net of treasury (1)	17,451	17,208	1.4%
Book value (1)	$9.55	$7.72	23.6%
Market Price at end of period (1)	$21.600	$20.288	6.5%
Market capitalization	$376,942	$349,106	8.0%

	March 31, 2003	March 31, 2002	Variance %

Common dividend data:
Cash dividends declared	$6,948	$5,603	24.0%
Cash dividends declared per share	$0.400	$0.338	18.3%
Payout ratio	19.68%	21.87%	-10.0%
Dividend yield	2.04%	2.35%	-13.2%

The following provides the high and low prices and dividend per share of the Group's stock for each quarter of the last three fiscal periods.  Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividends declared on the Group's common stock.

			Cash Dividend Per share
	Price
	High	Low
Fiscal 2003
March 31, 2003	$21.73	$20.06	$0.1400
December 31, 2002	$20.61	$15.88	$0.1400
September 30, 2002 (1)	$20.19	$16.60	$0.1200

Fiscal 2002 (1) :
June 30, 2002	$20.29	$16.04	$0.1200
March 31, 2002	$17.40	$13.33	$0.1200
December 31, 2001	$15.13	$13.02	$0.1091
September 30, 2001	$15.89	$12.22	$0.1091

Fiscal 2001 (1) :
June 30, 2001	$13.82	$9.38	$0.1091
March 31, 2001	$10.77	$9.27	$0.1091
December 31, 2000	$10.96	$8.00	$0.1091
September 30, 2000	$11.27	$8.55	$0.1091

TABLE 12 - FINANCIAL ASSETS SUMMARY

	March 31, 2003	June 30, 2002	Variance %
Financial assets:
Trust assets managed	$1,584,917	$1,382,268	14.7%
Assets gathered by broker-dealer	919,528	1,118,181	-17.8%
Managed assets	2,504,445	2,500,449	0.2%
Group assets	2,806,288	2,489,141	12.7%
	$5,310,733	$4,989,590	6.4%

(1) Adjusted to give retroactive effect to the stock dividends declared on the Group's common stock.

OVERVIEW OF FINANCIAL PERFORMANCE

Net income for the quarter ended March 31, 2003, was $13.0 million ($0.67 diluted per share), an increase of 24.7 percent from the $10.4 million ($0.55 diluted per share) reported in the quarter ended March 31, 2002. For the first nine-months of fiscal 2003 ended March 31, 2003, net income was $37.1 million, an increase of 35.3 percent compared with the $27.4 million reported for the same period of previous fiscal year 2002.

The return on assets (ROA) grew to 1.85 percent for the nine-month period ended March 31, 2003, compared to 1.64 percent for the same period of prior fiscal year. Likewise, ROA for the quarter ended March 31, 2003 grew to 1.83 percent from 1.71 percent for the same period of prior fiscal year. Return on equity (ROE) slipped to 31.06 percent from 34.67 percent for the nine-month period, and to 30.45 percent from 36.06 percent, for the quarterly period, in line with the increased in average common equity for both periods.

Interest income increased 6.3 percent, from $36.8 million in the quarter ended March 31, 2002, to $39.1 million in the quarter ended March 31, 2003. On the other hand, interest expense declined 2.0 percent, from $19.8 million for the quarter ended March 31, 2002, to $19.4 million for the quarter ended March 31, 2003, as a result of lower cost of funds. The quarterly provision for loan losses increased 61.9 percent, from $525,000 for the March 2002 quarter, to $850,000 for the March 2003 quarter, reflecting the impact of the loan portfolio growth.

Favorable interest rate levels during fiscal year 2003, plus management’s emphasis on secured lending, facilitated improvements in the Group’s performance and earnings forecast. Quarterly net interest income, after provision for loan losses, increased 14.7% to reach $18.9 million, compared to $16.4 million in the quarter ended March 31, 2002. For the nine-months ended March 31, 2003, net interest income, after provision for loan losses, increased by 32.1 percent, to $53.5 million from $40.5 million.

Brokerage, trust and insurance revenues decreased 5.3 percent for the quarter ended March 31, 2003, to $3.6 million from $3.8 million reported in the same quarter of fiscal 2002. For the nine-month period ended March 31, 2003, brokerage, trust and insurance revenues decreased 5.2 percent, from $10.9 million reported for the same period of prior fiscal 2002, to $10.4 million reported for the same period of fiscal 2003. The main reason for this performance is the sluggish stock market trading activity experienced by the brokerage subsidiary.

Revenues from mortgage-banking activities increased 26.1 percent, from $1.6 million for the quarter ended March 31, 2002, to $2.1 million for the quarter ended March 31, 2003, even though mortgage production remained flat, on $84.0 million for both quarters ended March 31, 2002 and 2003. Revenues increased because of favorable current market conditions to sell mortgage backed securities, consequently recognizing the amount of fees derived from the loan originations, otherwise deferred through the expected average loan term. As well, mortgage-banking activity for the nine-month period ended March 31, 2003 increased 21.0 percent, to $5.7 million in fiscal 2003, from $4.7 million for the same period of fiscal 2002.

Non-interest expenses increased 6.4 percent from $12.9 million for the quarter ended March 31, 2002, to $13.8 million for the quarter ended March 31, 2003. For the nine-month period ended March 31, 2003, the non-interest expenses reached $39.1 million, a 13.6 percent increase when compared to $34.4 million for the same period of fiscal 2002. These increases are attributable to the Group’s new strategic positioning during the past year, which has included the opening of new financial centers and the remodeling of existing financial centers, aggressive advertising, investments in technology, professional fees for consulting engagements related to new services, and increased incentive employee compensation to encourage insurance and financial product sales and mortgage loan originations.

Total financial assets (which includes assets managed by the trust department and broker-dealer subsidiary) increased 6.4 percent to $5.311 billion as of March 31, 2003, compared to $4.990 billion as of June 30, 2002. Assets managed by the Group’s trust department and broker-dealer subsidiary had a slight increase of  0.2 percent, to $2.504 billion, from $2.500 billion as of June 30, 2002, mainly due to the addition of $315 million in assets managed by the recently acquired subsidiary Caribbean Pensions Consultants, Inc. The Group’s bank assets increased 12.7 percent, reaching $2.806 billion as of March 31, 2003, versus $2.489 billion as of June 30, 2002.

The Group’s strategy to re-align the asset mix, giving greater emphasis to the loan portfolio, has started to materialize. The loan portfolio grew by 17.8 percent, to $684.9 million as of March 31, 2003, compared to $581.5 million as of June 30, 2002. Most of the growth came from residential mortgage loans  (which include loans held for sale) which increased by 18.3%.

On the liability side, deposits increased 7.5 percent from $968.9 million as of June 30, 2002, to $1.041 billion as of March 31, 2003, as the Group aggressively continues to expand its banking business within its ongoing strategy to position itself as a financial planning service provider.

Finally, stockholders’ equity as of March 31, 2003, was $200.1 million, increasing 20.2 percent from $166.4 million as of June 30, 2002. This increase mainly reflects the impact of net income, net of dividend declared, and of the mark-to-market valuation related to investments available-for-sale and cash flow hedge derivative activities.

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

For the third quarter of fiscal 2003, the Group’s net interest income after provision for loan losses amounted to $18.9 million, up 14.7% from $16.4 million in the same period of fiscal 2002. This increase in net interest income was due to a positive volume variance of $3.4 million, partially offset by a negative rate variance of $689 thousands. For the nine-month period ended March 31, 2003, net interest income after provision for loan losses amounted to $53.5 million, up 32.1% from $40.5 million for the nine-month period ended March 31, 2002. This increase was due to a positive volume variance of $15.5 million, partially offset by a negative rate variance of $1.4 million.

Interest rate spread dropped 8 basis points during the third quarter of fiscal 2003, to 2.93% from 3.01% in the third quarter of fiscal 2002. In contrast, for the nine-month period ended March 31, 2003, the interest rate spread rose 33 basis points (to 2.99%) when compared with the same period of fiscal 2002 (2.66%). This was mainly due to: (1) a decrease in the average cost of funds; and (2) a change in the mix of interest-earning assets toward a higher volume of secured mortgage loans. Tables 1 and 1A provide information on the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the third quarter of fiscal 2003 totaled $39.1 million, up 6.3% from $36.8 million posted in the same period of fiscal 2002. The increase in interest income results from a larger volume of average interest-earning assets ($2.617 billion in fiscal 2003 versus $2.198 billion in fiscal 2002) tempered by a decline in their yield performance (5.98% in fiscal 2003 versus 6.69% in fiscal 2002). For the nine-month periods ended March 31, interest income increased 9.7% from $104.6 million reported in fiscal 2002, to $114.7 million reported in fiscal 2003. The increase in interest income for the nine-month period also results from a larger volume of average interest-earning assets ($2.443 billion in fiscal 2003 versus $2.075 billion in fiscal 2002), tempered by a decline in their yield performance (6.26% in fiscal 2003 versus 6.72% in fiscal 2002).

For the third quarter of fiscal 2003, the average volume of total investments grew by 18.92% (to $1.931 billion in fiscal 2003 versus $1.623 billion in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities. The average volume of total loans grew by 19.34% ($685.4 million in fiscal 2003 versus $574.3 million in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in residential loans as the Group continued to take advantage of favorable market conditions. The average volume of real estate loans grew by 21.09% from $519.1 million in fiscal 2002, to $628.6 million in fiscal 2003.

For the third quarter of fiscal 2003, the average yield on interest-earning assets was 5.98%, 71 basis points lower than the 6.69% reported in the same period a year ago. Likewise, the average yield on interest-earning assets was 6.26%, 46 basis points lower than the 6.72% reported in fiscal 2003 when comparing both nine-month periods ended on March 31. The quarterly and nine-month period yield dilution experienced was mainly related to: (i) the expansion of Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the loan portfolio; reflecting the decrease in market rates (7.36% and 7.81% for the third quarter and the nine-month periods ended March 31, 2003, versus 8.33% and 8.44%, respectively, for the same periods of fiscal 2002).

Interest expense for the third quarter and nine-month periods of fiscal 2003 narrowed 2.0% and 6.4%, respectively (to $19.4 million and $58.4 million in fiscal 2003, from $19.8 million and $62.3 million in fiscal 2002). A lower average cost of funds of 3.05% and 3.27% for the third quarter and nine-month periods ended March 31, 2003, respectively, versus 3.68% and 4.06% for the same periods in fiscal 2002, respectively), drove the decreases. Larger volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s loan and investment portfolios, drove an increase in average interest-bearing liabilities. See Tables 1 and 1A for the impact in interest expense due to changes in volume and rate.

The cost of borrowings, mainly short-term financings, has substantially decreased, reflecting the decline in market rates. For the quarter ended March 31, 2003, the cost of borrowings decreased 85 basis points (2.91% in fiscal 2003 versus 3.76% in fiscal 2002). This funding category experienced its larger cost reduction of 91 basis point in repurchase agreements, 2.73% for the quarter ended March 2003 versus 3.64% for the same quarter of fiscal 2002. Equally, the year to date cost decreased 79 basis points, (from 4.06% to 3.27%) mainly due to a lower average cost of repurchase agreements, which dropped 108 basis points, from 4.06% for the nine-month period of fiscal 2002, to 2.98% for the same period of fiscal 2003.

Non-Interest Income

As a diversified financial services provider (see Table 2), the Group’s earnings depend not only on the net interest income generated from its banking and investment activity, but also from fees and other non-interest income generated from the wide array of financial services offered.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, and the level of mortgage banking activities, fees generated from loans, deposit accounts and insurance.

Non-interest income, see Table 2, rose to $8.6 million or 16.6% in the third quarter of fiscal 2003, compared to $7.4 million in the third quarter of fiscal 2002. For the nine-month period ended March 31, 2003, the increase was 11.0% (to $24.8 million in fiscal 2003, from $22.3 million in fiscal 2002).

Trust, money management, brokerage and insurance fees, one of the principal components of non-interest income, decreased 5.3 percent during the third quarter of fiscal 2003, to $3.6 million from $3.8 million for the same period of fiscal 2002. When comparing both nine-month periods, they decreased by 5.2%, declining from $10.9 million in fiscal 2002, to $10.4 million in fiscal 2003, reflecting the impact of the overall equity securities market downturn.

For the third quarter of fiscal 2003, gains generated by mortgage banking activities increased to $2.1 million, 26.1% higher than the $1.6 million reported for the third quarter of fiscal 2002. Likewise, for the nine-month period ended March 31, 2003, mortgage banking activities revenues reflect an  increase of 21.0% ($5.7 million in fiscal 2003 compared to $4.7 million in fiscal 2002) reflecting the impact of greater volume of loan securitizations and sales for fiscal 2003.

Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions (See Table 2). These revenues totaled $1.4 million in the third quarter of fiscal 2003, a 15.1% increase versus $1.2 million reported in the same period of fiscal 2002. This is mainly due to a 32.1 percent increase on fees on deposit accounts which bound from $742,000 to $980,000 in the third quarter of fiscal 2003. For the nine-month period of fiscal 2003, bank service revenues increased 39.2%, from $3.1 million in fiscal 2002, to $4.4 million in the same period of fiscal 2003. Similarly, fees on deposit accounts for the nine-month period drove this increase, with a 68.5 percent increase, from $1.8 million in fiscal 2002, to $3.0 million in fiscal 2003.

As shown in Table 2, revenues on securities, derivatives and trading activities for the third quarter and nine-month periods ended on March 31, 2003 and 2002, increased 103.6 percent and 33.0 percent, respectively. The net revenue on securities, derivatives, and trading activities for the third quarter was $1.6 million for fiscal 2003, compared to $788,000 for the same period of fiscal 2002. For the nine-month period the net revenue on securities, derivatives, and trading activities was $4.5 million for fiscal 2003 versus $3.4 million for the comparable period of fiscal 2002. The most significant fluctuation was related to a loss of $4.4 million on derivatives activities for the nine-month period of fiscal 2003, a considerable increase from a loss of $259,000 for the same period of fiscal 2002 as the expectation is that interest rates will not rise in the near future, causing the market value of derivatives (primarily interest rate caps) to decrease. This was fully offset by a 155.5 percent increase in net securities activity, from $3.3 million in fiscal 2002, to $8.4 million for current fiscal year 2003. For more information see “Derivatives and Hedging Activities” on note 5 to the unaudited Consolidated Financial Statements.

Non-Interest Expenses

As shown in Table 3, non-interest expenses for the third quarter of fiscal 2003 increased 6.4% to $13.8 million, from $12.9 million in the comparable period of fiscal 2002. For the nine-month period, the increase was 13.6%, this is $39.1 million for fiscal 2003, compared to $34.4 million for the same period of fiscal 2002. The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investment in technology, professional fees for consulting engagements related to new services and the outsourcing of certain internal procedures, and increase in variable compensation to encourage insurance and financial products sales and mortgage loan originations.

Employee compensation and benefits is the Group’s largest non-interest expense category. For the third quarter and nine-month periods of fiscal 2003, the increase was 38.2% and 20.5%, respectively, to $6.1 million and $15.3 million versus $4.4 million and $12.7 million for the same periods of fiscal 2002, reflecting an expansion of the work force to encourage higher volume of business (refer to Table 3 for more selected data regarding employee compensation and benefits).

Provision for Loan Losses

The provision for loan losses for the third quarter and nine-month periods of fiscal 2003 totaled $850,000 and $2.8 million, respectively, up 61.9% and 64.9% from the $525,000 and $1.7 million, respectively, reported for the same periods of fiscal 2002. The increase is in direct relationship with the growth of the loan portfolio that had augmented 21.8% when compared to the same period of previous fiscal year, combined with an increase of 41.4% in non-performing loans; mainly real estate loans (see Table 8). Net credit loss ratio increased 3 basis points, from 0.36% in fiscal 2002, to 0.39% in fiscal 2003, and decreased from .37% to .36% for the nine-month period of fiscal 2002 and 2003, respectively. Please refer to the allowance for loan losses and non-performing assets section on Table 4 to Table 8 for a more detailed analysis of the allowance for loan losses, net credit losses and credit quality statistics.

During the second quarter of fiscal 2000, the Group re-defined its lending strategy towards lower credit risk loans collateralized by real estate, while de-emphasizing unsecured personal loans and financing leases. Such strategy responded to the level of credit losses being experienced on personal loans and financing leases that significantly reduced the net margin (after credit losses) generated by such portfolio.  Such strategy was further complemented with the sale of approximately $169 million of unsecured personal loans and financing leases on July 7, 2000, maintaining only a marginal amount of such loans and leases in its portfolio. After the sale,  the Group discontinued its leasing operation. The positive effect of this strategy was reflected in a substantial reduction in consumer loans and financing leases net credit losses.

Provision for Income Taxes

The Group recognized a provision for income tax of $697,000 and $2.1 million for the third quarter and nine-month periods, respectively, of fiscal 2003 compared with a provision of $471,000 and $1.0 million, respectively, for the same periods of fiscal 2002. This is in direct relationship with an increase of 25.7% and 37.9% in income before taxes for the third quarter and nine-month periods of fiscal 2003, respectively. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income.

FINANCIAL CONDITION

Group’s Assets

At March 31, 2003, the Group’s total assets (including holding company) amounted to $2.806 billion, an increase of 12.7%, when compared  to $2.489 billion at June 30, 2002. At the same date, interest-earning assets reached $2.738 billion, up 13.6% versus $2.411 billion at June 30, 2002. The Group’s strategy to re-align the asset mix, giving greater emphasis to the loan portfolio over the investment portfolio, is in process. The loan portfolio grew by 17.8 percent to $684.9 million as of March 31, 2003, compared to $581.5 million at June 30, 2002. Most of the growth came from real estate, mainly residential mortgage loans held to maturity and for sale, which grew 18.3% (See Table 9).

Investments are the Group’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P. R. Government municipal bonds. At March 31, 2003, the Group’s investment portfolio was of high quality. Approximately 98% was rated AAA and it generated a significant amount of tax-exempt interest, which substantially lowered the Group’s effective tax rate (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

A sustained growth in mortgage-backed securities drove the investment portfolio expansion. They increased 16.9% to $1.955 billion (95.8% of the total portfolio) from $1.673 billion (95.2% of the total portfolio) as of June 30, 2002.

At March 31, 2003, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $684.9 million, 17.8% higher than the $581.5 million at June 30, 2002. Late in the second quarter of fiscal 2001, the Group’s loan originations changed toward collateralized loans, primarily mortgage loans and personal loans with mortgage collateral, while de-emphasizing unsecured personal loans. In addition, on June 30, 2000, the Group sold over $160 million of leases and unsecured personal loans. These strategies significantly reduced credit losses and enhanced the portfolio quality. Table 9 and Note 3 of the unaudited Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The Group’s real estate loan portfolio is mainly comprised of residential loans, home equity loans, personal and commercial loans collateralized by real estate. At March 31, 2003, the real estate loans portfolio, which includes loans held for sale, amounted to $656.3 million (95.3% of total gross loan portfolio) a 18.9% increase when compared to $551.9 million as of June 30, 2002.

The second largest component of the Group’s loan portfolio is consumer loans. At March 31, 2003 and June 30, 2002, the consumer loan portfolio totaled $18.4 million and $22.1 million, respectively (2.6% and 3.8% of the Group’s loan portfolio). Commercial loans for March 31, 2003 and June 30, 2002 totaled $14.1 million and $10.3 million, respectively (2.1% and 1.8% of total gross loan portfolio, respectively).  The Group discontinued lease originations on June 30, 2000 and sold its portfolio, as previously reported.

Liabilities and Funding Sources

As shown in Table 10, at March 31, 2003, the Group’s total liabilities reached $2.606 billion, 12.2% higher than the $2.323 billion reported at June 30, 2002. Deposits and borrowings, the Group’s funding sources, amounted to $2.541 billion at the end of the third quarter of fiscal 2003, an increase of 11.4%, when compared to $2.188 billion recorded at June 30, 2002. The rise in repurchase agreements to fund the expansion of the loan and investment portfolios drove this growth.

At March 31, 2003, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.0 billion, up 7.5%, compared to the $968.9 million recorded as of June 30, 2002. A $23.7 million increase (or 54.1%) in now accounts combined with a $54.2 million increase (or 7.0%) in time deposits and IRA accounts, contributed to this growth. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

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

Stockholders’ Equity

At March 31, 2003, the Group’s total stockholders’ equity was $200.1 million, a 20.2% increase, when compared to $166.4 at the end of fiscal year 2002. In addition to earnings from operations, this rise reflects an increase on the unrealized gain of investment securities available-for-sale partially offset by the impact of FAS 133 derivatives activities. For more of the Group’s stockholders’ equity activity, refer to the unaudited Consolidated Statement of Changes in Stockholders’ Equity and of Comprehensive Income.

During the third quarter of fiscal year 2003, the Group repurchased 24,500 common shares bringing to 1,995,363 shares the number of shares held by the Group’s treasury.  The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2003, the Group’s market capitalization for its outstanding common stock was $376.9 million ($21.60 per share) see Table 11.

During the third quarter and nine-month periods of fiscal years 2003 and 2002, the Group declared cash dividends, on its common stock amounting to $2.4 million ($0.14 per share) and $6.9 million ($0.40 per share) for the quarter and nine-month periods ended March 31, 2003, respectively. Also, on January 29, 2002, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of April 1, 2002. Moreover, on October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by shareholders of record as of December 30, 2002. As a result, 1,249,125 and 3,864,800 shares of common stock were distributed on April 15, 2002 and January 15, 2003, respectively.

Under the regulatory framework for prompt corrective action, banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized.  The Bank exceeds those regulatory capital requirements. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

As shown on Table 12, the Group’s total financial assets include the Bank’s assets and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At March 31, 2003, they reached $5.310 billion - up 6.4%, when compared to $4.990 million at June 30, 2002. The increase, which put the Group’s financial assets over the $5 billion mark, was largely due to a growth of 12.7% in bank assets, when compared to June 30, 2002, and the acquisition of Caribbean Pension Consultants, Inc., (CPC) in January 2003. CPC is a third party administrator of private pension plans, headquartered in Boca Raton, Florida, with approximately $315 million in pension assets under administration. The Group’s financial assets main component is the assets owned by the Group, of which about 99% are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to “Group’s Assets” under “Financial Condition” herein above.

The Group’s second largest financial assets component is assets managed by the trust department and CPC. The Group’s trust department offers various different types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while CPC manages private pension plans. At March 31, 2003, total assets managed by the Group’s trust department and CPC amounted to $1.585 billion, 14.6% more than the $1.382 billion at June 30, 2002.  This increase was due to the acquisition of Caribbean Pension Consultants, Inc., (CPC) in January 2003, an administrator of private pension plans with approximately $350 million in assets under administration.

The other financial asset component is assets gathered by the securities broker-dealer.  The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client’s base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. At March 31, 2003, total assets gathered by the securities broker-dealer from its customer investment accounts reached $919.5 million, down 17.8%, from $1.118 billion for June 30, 2002, as a result of the equity securities market downturn, which led to less trading activities by customers.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At March 31, 2003, the Group’s allowance for loan losses amounted to $4.1 million (0.59% of total loans) a 34.1% increase from the $3.0 million (0.52% of total loans) reported as at June 30, 2002.  This increase is mainly due to the loan portfolio growth, combined with an increase in non-performing loans, mainly real estate, see Table 7. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

Net credit losses for the third quarter and nine-month periods of fiscal 2003, totaled $676,000 (0.39% of average loans) and $1.8 million (0.36% of average loans), a increase of 31.5% and 16.9% respectively when compared to $514,000 (0.36% of average loans) and $1.5 million (0.37% of average loans) for the same periods of fiscal 2002. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

At March 31, 2003, the Group’s non-performing assets totaled $29.3 million (1.04% of total assets) versus $20.6 million (0.83% of total assets) at the end of June 30, 2002.  The increase was principally due to a higher level of non-performing loans; mainly low credit risk non-performing residential mortgage loans.

At March 31, 2003, the allowance for loan losses to non-performing loans coverage ratio was 14.19%. Excluding the lesser-risk real estate loans, the ratio is much higher, 198.68%. Detailed information concerning each of the items that comprise non-performing assets follows:

•                  Real estate loans - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are charged-off based on the specific evaluation of the collateral underlying the loan. At March 31, 2003, the Group’s non-performing real estate loans totaled $26.7 million (92.9% of the Group’s non-performing loans) a 40.9% increase from the $18.9 million (94.1% of the Group’s non-performing loans) reported as at June 30, 2002.  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•                  Commercial business loans - are placed on non-accrual basis when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At March 31, 2003, the Group’s non-performing commercial business loans amounted to $1.5 million (5.2% of the Group’s non-performing loans) a 153.2% increase from $585,000 reported as at June 30, 2002 (2.9% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•                 Finance leases - are placed on non-accrual status when they become 90 days past due. At March 31, 2003, the Group’s non-performing financing leases portfolio amounted to $43,000 (0.1% of the Group’s total non-performing loans) a 70.7% decrease from the $147,000 reported as at June 30, 2002 (0.2% of total non-performing loans). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•                  Consumer loans - are placed on non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days.  At March 31, 2003, the Group’s non-performing consumer loans amounted to $512,000 (1.8% of the Group’s total non-performing loans) a 23.1% increase from the $416,000 reported as at June 30, 2003 (2.1% of total non-performing loans).

•                 Foreclosed real estate  - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure, any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At March 31, 2003, foreclosed real estate balance was $571,000 a 20.0% increase from the $476,000 reported as at June 30, 2002.

•                 Other repossessed assets - are initially recorded at estimated net realizable value. At the time of disposition, any additional losses incurred are charged against the allowance for loan losses.  At March 31, 2003, the inventory of repossessed automobiles consisted of two units amounting to $12,000. No other repossessed assets were registered at June 30, 2002.

Item - 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset/Liability Management

The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks.  ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process, and, also, oversees the Group’s sources, uses and pricing of funds.

Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates which mainly occur when assets and liabilities reprise at different times and at different rates. This difference is commonly referred to as a “maturity mismatch” or “gap”.  The Group employs various techniques to assess the degree of interest rate risk.

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term reprising liabilities.  As a result, the Group utilizes various derivatives instruments for hedging purposes, such as asset/liability management, and other than hedging purposes. These transactions involve both credit and market risk. The notional amounts are amounts of which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivatives financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at March 31, 2003 and  June 30, 2002 are set forth in the table below:

	(Dollars in thousands)
	31-Mar-03	30-Jun-02
Swaps:
Pay fixed swaps notional amount	$700,000	$500,000
Weighted average pay rate – fixed	4.03%	4.77%
Weighted average receive rate – floating	1.31%	1.84%
Maturity in months	1 to 90	1 to 100
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$75,000	$200,000
Cap rate	4.50%	4.81%
Current 90 day LIBOR	1.28%	1.86%
Maturity in months	13	21 to 59

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

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of March 31, 2003 and June 30, 2002 is as follows:

	Notional Amount (In thousands)
Type of Contract:	31-Mar-03	30-Jun-02

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$700,000	$500,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$27,650	$29,200
Purchased options used to manage exposure to the stock market on stock indexed deposits	228,200	196,940
Embedded options on stock indexed deposits	230,254	222,560

Caps	75,000	200,000
	$561,104	$648,700

During the nine-month period of fiscal years 2003 and 2002, $4.4 million and $259,000, respectively, of unrealized losses were charged to earnings and reflected as “Derivatives Activities” in the Consolidated Statements of Income. Unrealized losses of $888,000 and $5.7 million, respectively, on derivatives designated as cash flow hedges were charged to other comprehensive income during the same periods.  Unrealized loss for the third quarter ended on March 31, 2003 was $439,000, a 165.4 percent decrease from a gain of $671,000 for the same quarter of fiscal 2002. For the nine-month period ended March 31, 2003, the Group recognized a revenue of $339,000 for ineffectiveness in hedging activity transactions. No ineffectiveness was charged to earnings during the nine-month period ended March 31, 2002.

At March 31, 2003 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $724,000 ($1.8 million, June 2002); the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $4.0 million  ($10.3 million, June 2002); and the options sold to customers embedded in the certificates of deposits represented a liability of $4.1 million  ($10.5 million, June 2002) recorded in deposits. The fair value of the interest rate swaps represented a liability of $38.0 million ($22.6 million, June 2002) presented in “Accrued Expenses and Other Liabilities”. The fair value of the Caps represented an other asset of $1 thousand ($4.3 million as of June 30, 2002).

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on NII of $89.0 million as of March 31, 2003, for the next twelve months is a $8.5 million decrease, or -9.59% change on a hypothetical 200 basis points rate increase.  The change for the same period, utilizing a hypothetical declining rate scenario of 200 basis points, is a decrease of $908,000 or -1.02%. Both hypothetical rate scenarios consider a gradual change of 200 basis points during the twelve-month period. The decreasing rate scenario has a floor of 1%.  This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations.  These estimated changes are within the policy guidelines established by the Board of Directors.

Liquidity Risk Management

The objective of the Group’s asset/liability management function is to maintain consistent growth in net interest income within the Group’s policy limits. This objective is accomplished through management of the Group’s Statement of Financial Condition composition, liquidity, and interest rate risk exposure arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits.  As of March 31, 2003, the Group had approximately $2.041 billion in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan asset.  These sources, in addition to the Group’s 7.8% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Bank’s financial condition and delivery of acceptable collateral securities.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Group also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank.  This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2003, the Group has an additional borrowing capacity with the FHLB of $98.5 million.

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

As of March 31, 2003, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $24.4 million (no borrowings were made during the nine-month period ended March 31, 2003 under such lines of credit).  The agreements provide for unsecured advances to be used by the Group on an overnight basis.  Interest rate is negotiated at the time of the transaction.  The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Bank’s investment portfolio at March 31, 2003 had an average maturity of 29 months.  However, no assurance can be given that such levels will be maintained in future periods.

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities. Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

Item - 4

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based on that evaluation, the Group’s management, including the CEO and the PFO, concluded that the Group’s disclosure controls and procedures were effective as of May 5, 2003. There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect internal controls subsequent to such date.

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

B - Reports on Form 8-K

Current report on Form 8-K, dated March 25, 2003, reporting under Item 5 the authorization of a new program for the repurchase of up to $9 million of the Group’s outstanding  shares of common stock, which supersedes the ongoing repurchase program established earlier.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José E. Fernández
José E. Fernández
Chairman of the Board, President and Chief Executive Officer		Dated:	May 14, 2003

By:	/s/ Norberto González
Norberto González
Executive Vice President - Acting Principal Financial Officer		Dated:	May 14, 2003

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

Date: May 14 , 2003

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

Date: May 14, 2003

	By	/s/ Norberto González
Norberto González
Executive Vice President and
Acting Principal Financial Officer