Form 10-Q/A
period 2002-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2003-08-08
CIK 1030469

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Yes        ☒        No        ☐.

PART I – FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

TABLES INDEX:

Table Description:

Selected Financial Data:
Earnings, Per Share and Dividends Data
Period End Balances
Selected Financial Ratios (in percent) and Other Information

Table 1	Fiscal Year-to-Date Analysis of Net Interest Income and Changes due to Volume / Rate

Table 1A	Quarterly Analysis of Net Interest Income and Changes due to Volume / Rate

Table 2	Non-Interest Income Summary

Table 3	Non-Interest Expenses Summary

Table 4	Allowance for Loan Losses Summary

Table 5	Net Credit Losses Statistics

Table 6	Loan Loss Reserve Breakdown

Table 7	Non-Performing Assets

Table 8	Non-Performing Loans

Table 9	Bank Assets Summary and Composition

Table 10	Liabilities Summary and Composition

Table 11	Capital, Dividends and Stock Data

Table 12	Financial Assets Summary

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTH ENDED DECEMBER 31, 2002 AND 2001

(In thousands, except for per share information)

	Quarter Period			Six-Month Period
	2002	2001*	Variance %	2002	2001*	Variance %

EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$37,851	$34,829	8.7%	$75,566	$67,774	11.5%
Interest expense	19,414	20,586	-5.7%	38,962	42,526	-8.4%
Net interest income	18,437	14,243	29.4%	36,604	25,248	45.0%
Provision for loan losses	1,100	525	109.5%	1,940	1,167	66.2%
Net interest income after provision for loan losses	17,337	13,718	26.4%	34,664	24,081	43.9%
Non-interest income	8,592	8,235	4.3%	16,160	15,373	5.1%
Non-interest expenses	(12,471)	(11,048)	12.9%	(25,309)	(21,902)	15.6%
Income before taxes	13,458	10,905	23.4%	25,515	17,552	45.4%
Income tax expense	(943)	(532)	77.3%	(1,426)	(571)	149.7%
Net income	12,515	10,373	20.6%	24,089	16,981	41.9%
Less: dividends on preferred stock	(597)	(597)	—	(1,193)	(1,193)	—
Net income available to common shareholders	$11,918	$9,776	21.9%	$22,896	$15,788	45.0%

Income per common share (1):
Basic	$0.69	$0.57	20.1%	$1.33	$0.92	43.9%
Diluted	$0.65	$0.55	18.3%	$1.25	$0.88	41.4%

Average shares and potential shares (1)	18,430	17,881	3.1%	18,360	17,903	2.6%

Book value per common share (1)				$9.23	$5.69	62.0%
Market price at end of period (1)				$19.664	$13.527	45.4%
Cash dividends declared per common share (1)	$0.140	$0.109	28.5%	$0.260	$0.218	19.2%
Cash dividends declared on common shares	$2,430	$1,861	30.6%	$4,500	$3,730	20.6%

PERIOD END BALANCES AND CAPITAL RATIOS:

Total financial assets
Trust assets managed				$1,284,254	$1,455,466	-11.8%
Broker-dealer assets gathered				894,270	1,043,254	-14.3%
Assets managed				2,178,524	2,498,720	-12.8%
Group total assets				2,805,611	2,328,369	20.5%
				$4,984,135	$4,827,089	3.3%
Interest-earning assets
Investments and securities				$2,049,220	$1,672,391	22.5%
Loans (including loans held-for-sale), net				666,390	561,882	18.6%
				$2,715,610	$2,234,273	21.4%
Interest-bearing liabilities
Deposits				$951,331	$875,405	8.7%
Repurchase agreements				1,247,288	988,176	26.2%
Other borrowings				261,000	205,000	27.3%
				$2,459,619	$2,068,581	18.9%
Stockholders’ equity
Preferred equity				$33,500	$33,500	—
Common equity				160,076	98,218	63.0%
				$193,576	$131,718	47.0%
Capital Ratios:
Leverage capital				7.96%	7.92%
Total risk-based capital				23.74%	22.72%
Tier 1 risk-based capital				23.32%	22.34%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.87%	1.85%		1.86%	1.57%
Return on average common equity (ROE)	31.25%	38.77%		31.19%	33.82%
Efficiency ratio	48.76%	50.52%		50.57%	57.32%
Expense ratio	0.82%	0.80%		0.97%	0.91%
Interest rate spread	2.97%	2.70%		3.02%	2.46%
Number of financial centers				23	21

(1) Data adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

* Certain reclasifications were made to conform figures to current period presentation.

SELECTED FINANCIAL DATA

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in %	2002	2001*	Variance in BP	2002	2001*	Variance in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$75,566	$67,774	11.50%	6.41%	6.73%	-32	$2,358,551	$2,014,300	17.09%
Tax equivalent adjustment	26,764	13,661	95.92%	2.27%	1.36%	91	—	—	0.00%
Interest-earning assets — tax equivalent	102,330	81,435	25.66%	8.68%	8.09%	59	2,358,551	2,014,300	17.09%
Interest-bearing liabilities	38,962	42,526	-8.38%	3.39%	4.27%	-88	2,299,736	1,994,138	15.32%
Net interest income / spread	$63,368	$38,909	62.86%	5.29%	3.82%	147	$58,815	$20,162	191.71%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$50,114	$44,152	13.5%	5.95%	6.25%	-30	1,684,227	$1,412,504	19.24%
Investment management fees	(696)	(668)	4.2%	-0.08%	-0.09%	-1	—	—	0.00%
Total investment securities	49,418	43,484	13.6%	5.87%	6.16%	-29	1,684,227	1,412,504	19.24%
Trading securities	483	1,635	-70.5%	5.06%	6.85%	-179	19,095	47,768	-60.03%
Money market investments	218	687	-68.3%	1.94%	3.78%	-184	22,531	36,367	-38.05%
	50,119	45,806	9.4%	5.81%	6.12%	-31	1,725,853	1,496,639	15.32%

Loans:
Real estate (1)	22,406	18,906	18.5%	7.85%	8.11%	-26	570,673	466,297	22.38%
Consumer	1,452	1,608	-9.7%	14.44%	14.70%	-26	20,114	21,873	-8.04%
Commercial	1,591	1,446	10.0%	7.63%	10.05%	-242	41,679	28,766	44.89%
Financing leases (2)	(2)	8	-125.0%	-1.72%	2.21%	-393	232	725	-68.00%
	25,447	21,968	15.8%	8.04%	8.49%	-45	632,698	517,661	22.22%

	75,566	67,774	11.5%	6.41%	6.73%	-32	2,358,551	2,014,300	17.09%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	52,206	46,951	11.19%
Now Accounts	613	766	-20.0%	2.04%	3.93%	-189	60,245	38,946	54.69%
Savings	751	1,060	-29.2%	1.82%	2.64%	-82	82,553	80,335	2.76%
Time and IRA accounts	15,969	16,246	-1.7%	4.01%	4.70%	-69	797,019	690,867	15.37%
	17,333	18,072	-4.1%	3.49%	4.22%	-73	992,023	857,099	15.74%
Borrowings:
Repurchase agreements	9,099	14,083	-35.4%	1.73%	2.99%	-126	1,051,081	942,927	11.47%
Interest rate risk management	7,185	6,078	18.2%	1.37%	1.29%	8	—	—	0.00%
Financing fees	151	112	34.8%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	16,435	20,273	-18.9%	3.13%	4.30%	-117	1,051,081	942,927	11.47%
FHLB funds and term notes	4,179	4,116	1.5%	3.77%	4.30%	-53	221,632	191,447	15.77%
Subordinated Capital Notes	1,015	65	1461.5%	5.80%	4.88%	92	35,000	2,665	1213.32%
	21,629	24,454	-11.6%	3.31%	4.30%	-99	1,307,713	1,137,039	15.01%

	38,962	42,526	-8.4%	3.39%	4.27%	-88	2,299,736	1,994,138	15.32%

Net interest income / spread	$36,604	$25,248	45.0%	3.02%	2.46%	56

Interest rate margin				3.11%	2.51%	60

Excess of interest-earning assets over interest-bearing liabilities							$58,815	$20,162	191.71%

Interest-earning assets over interest-bearing liabilities ratio							102.56%	101.01%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Loans (1)	$4,883	$(1,404)	$3,479
Investments	7,014	(2,701)	4,313
	11,897	(4,105)	7,792

Interest Expense:
Deposits	2,847	(3,586)	(739)
Borrowings	3,669	(6,494)	(2,825)
	6,516	(10,080)	(3,564)

Net Interest Income	$5,381	$5,975	$11,356

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

TABLE 1A - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2002	2001*	Variance in %	2002	2001*	Variance in BP	2002	2001*	Variance in %

A – TAX EQUIVALENT SPREAD

Interest-earning assets	$37,851	$34,829	8.68%	6.27%	6.69%	-42	$2,416,028	$2,081,000	16.10%
Tax equivalent adjustment	13,389	7,124	87.94%	2.22%	1.37%	85	—	—	0.00%
Interest-earning assets – tax equivalent	51,240	41,953	22.14%	8.49%	8.06%	43	2,416,028	2,081,000	16.10%
Interest-bearing liabilities	19,414	20,586	-5.69%	3.30%	3.99%	-69	2,354,481	2,063,650	14.09%
Net interest income / spread	$31,826	$21,367	48.95%	5.19%	4.07%	112	$61,547	$17,350	254.74%

B – NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$24,985	$22,933	8.9%	5.86%	6.17%	-31	$1,706,643	$1,485,697	14.87%
Investment management fees	(287)	(354)	-18.9%	-0.07%	-0.10%	-3	—	—	0.00%
Total investment securities	24,698	22,579	9.4%	5.79%	6.08%	-29	1,706,643	1,485,697	14.87%
Trading securities	177	344	-48.5%	3.87%	6.59%	-272	18,283	20,895	-12.50%
Money market investments	164	232	-29.3%	1.90%	3.19%	-129	34,474	29,094	18.49%
	25,039	23,155	8.1%	5.69%	6.03%	-34	1,759,400	1,535,686	14.57%

Loans:
Real estate (1)	11,303	9,998	13.1%	7.59%	8.14%	-55	595,325	491,338	21.16%
Consumer	702	802	-12.5%	14.26%	14.68%	-42	19,689	21,848	-9.88%
Commercial	807	870	-7.2%	7.80%	11.06%	-326	41,408	31,455	31.64%
Financing leases (2)	—	4	-100.0%	0.00%	2.38%	-238	206	673	-69.39%
	12,812	11,674	9.7%	7.80%	8.56%	-76	656,628	545,314	20.41%

	37,851	34,829	8.7%	6.27%	6.69%	-42	2,416,028	2,081,000	16.10%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	53,896	47,729	12.92%
Now Accounts	292	479	-39.0%	1.85%	3.79%	-194	62,979	50,546	24.60%
Savings	352	479	-26.5%	1.68%	2.41%	-73	83,590	79,639	4.96%
Time and IRA accounts	7,868	7,873	-0.1%	3.99%	4.43%	-44	788,954	710,677	11.01%
	8,512	8,831	-3.6%	3.44%	3.98%	-54	989,419	888,591	11.35%
Borrowings:
Repurchase agreements	4,494	5,903	-23.9%	1.62%	2.38%	-76	1,108,678	993,126	11.64%
Interest rate risk management	3,742	3,840	-2.6%	1.35%	1.55%	-20	—	—	0.00%
Financing fees	75	56	33.9%	0.03%	0.02%	1	—	—	0.00%
Total repurchase agreements	8,311	9,799	-15.2%	3.00%	3.95%	-95	1,108,678	993,126	11.64%
FHLB funds and term notes	2,088	1,891	10.4%	3.77%	4.28%	-51	221,384	176,602	25.36%
Subordinated Capital Notes	503	65	673.8%	5.75%	4.88%	87	35,000	5,331	556.54%
	10,902	11,755	-7.3%	3.19%	4.00%	-81	1,365,062	1,175,059	16.17%

	19,414	20,586	-5.7%	3.30%	3.99%	-69	2,354,481	2,063,650	14.09%

Net interest income / spread	$18,437	$14,243	29.4%	2.97%	2.70%	27

Interest rate margin				3.06%	2.73%	33

Excess of interest-earning assets over interest-bearing liabilities							$61,547	$17,350	254.74%

Interest-earning assets over interest-bearing liabilities ratio							102.61%	100.84%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Loans (1)	$2,382	$(1,244)	$1,138
Investments	3,372	(1,488)	1,884
	5,754	(2,732)	3,022

Interest Expense:
Deposits	1,003	(1,322)	(319)
Borrowings	1,900	(2,753)	(853)
	2,903	(4,075)	(1,172)

Net Interest Income	$2,851	$1,343	$4,194

* Certain reclassifications were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTHS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

	Quarter Period			Six-Month Period
	2002	2001*	Variance %	2002	2001*	Variance %
TABLE 2 - NON-INTEREST INCOME SUMMARY

Trust, money management, brokerage and insurance fees	$3,974	$4,014	-1.0%	$6,813	$7,190	-5.2%
Mortgage banking activities	1,709	1,775	-3.7%	3,651	3,518	3.8%
Non-banking service revenues	5,683	5,789	-1.8%	10,464	10,708	-2.3%

Fees on deposit accounts	1,037	533	94.6%	2,066	1,066	93.8%
Bank service charges and commissions	381	441	-13.6%	772	849	-9.1%
Other operating revenues	40	11	263.6%	140	17	723.5%
Bank service revenues	1,458	985	48.0%	2,978	1,932	54.1%

Securities net activity	2,056	2,401	-14.4%	6,388	2,731	133.9%
Trading net activity	120	(278)	143.2%	540	828	-34.8%
Derivatives activity	(725)	(766)	-5.4%	(3,990)	(930)	329.0%
Securities, derivatives and trading activities	1,451	1,357	6.9%	2,938	2,629	11.8%

Leasing revenues (discontinued June 2000)	—	—	0.0%	—	—	0.0%
Loss on sale of premises and equipment	—	—	0.0%	(220)	—	-100.0%
Gain on sale of loans	—	104	-100.0%	—	104	-100.0%
Other non-interest income	—	104	-100.0%	(220)	104	-311.5%

Total non-interest income	$8,592	$8,235	4.3%	$16,160	$15,373	5.1%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$3,851	$3,208	20.0%	$7,670	$6,401	19.8%
Variable compensation	675	574	17.6%	1,498	1,053	42.3%
Compensation and benefits (1)	4,526	3,782	19.7%	9,168	7,454	23.0%
Stock option cancellation	—	—	0.0%	—	800	-100.0%
Total compensation and benefits	4,526	3,782	19.7%	9,168	8,254	11.1%

Occupancy and equipment	2,193	2,024	8.3%	4,353	3,987	9.2%
Advertising and business promotion	1,783	1,765	1.0%	3,583	2,853	25.6%
Professional and service fees	1,517	975	55.6%	3,344	2,007	66.6%
Communications	397	340	16.8%	821	734	11.9%
Municipal and other general taxes	388	432	-10.2%	776	866	-10.4%
Insurance, including deposits insurance	205	154	33.1%	347	278	24.8%
Printing, postage, stationery and supplies	236	184	28.3%	510	392	30.1%
Other operating expenses (1)	1,226	1,392	-11.9%	2,407	2,531	-4.9%
Other non-interest expenses	7,945	7,266	9.3%	16,141	13,648	18.3%

Total non-interest expenses	$12,471	$11,048	12.9%	$25,309	$21,902	15.6%

Relevant ratios and data:
Compensation and benefits to non-interest expenses (1)	36.3%	34.2%		36.2%	34.0%
Variable compensation to total compensation (1)	14.9%	15.2%		16.3%	14.1%
Compensation to total assets (1)	0.65%	0.65%		0.65%	0.64%
Average compensation per employee (annualized) (1)	$40.5	$36.6		$42.0	$36.6
Average number of employees (2)	447	413		437	407
Bank assets per employee	$6,277	$5,638		$6,420	$5,721

Total work force (2):
Banking operations				417	352
Trust operations				22	26
Brokerage and Insurance operations				52	59
				491	437

* Certain reclassifications were made to conform figures to current period presentation.

 (1) Excludes non-cash stock options cancellation charges.

 (2) Includes contracted services.

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND SIX-MONTHS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

	Quarter Period		Change in %	Six-Month Period		Change in %
	2002	2001		2002	2001

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

Beginning balance	$3,300	$2,920	13.0%	$3,039	$2,856	6.4%
Provision for loan losses	1,100	525	109.5%	1,940	1,167	66.2%
Net credit losses — see Table 5	(499)	(408)	22.3%	(1,078)	(986)	9.3%
Ending balance	$3,901	$3,037	28.4%	$3,901	$3,037	28.4%

Selected Data and Ratios:
Outstanding gross loans at December 31,	$670,291	$564,919	18.7%	$670,291	$564,919	18.7%
Recoveries to net charge-off’s	33.6%	35.8%	-6.4%	30.4%	30.4%	-0.2%
Allowance coverage ratio
Total loans				0.58%	0.54%	8.3%
Non-performing loans				14.35%	16.26%	-11.8%
Non-real estate non-performing loans				233.73%	195.05%	19.8%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Real estate
Charge-offs	$—	$—	0.0%	$—	$(14)	-100.0%
Recoveries	—	—	—	—	—	0.0%
	—	—	0.0%	—	(14)	-100.0%
Consumer
Charge-offs	(349)	(370)	-5.7%	(758)	(693)	9.4%
Recoveries	95	88	8.0%	218	178	22.5%
	(254)	(282)	-9.9%	(540)	(515)	4.9%
Commercial
Charge-offs	—	—	0.0%	—	—	0.0%
Recoveries	10	10	0.0%	36	20	80.0%
	10	10	0.0%	36	20	80.0%
Leasing (1)
Charge-offs	(28)	(127)	-78.0%	(58)	(236)	-75.4%
Recoveries	75	68	10.3%	137	159	-13.8%
	47	(59)	-179.7%	79	(77)	202.6%
Overdraft
Charge-offs	(374)	(139)	169.1%	(732)	(474)	54.4%
Recoveries	72	62	16.1%	79	74	6.8%
	(302)	(77)	292.2%	(653)	(400)	63.3%
Net credit losses
Total charge-offs	(751)	(636)	18.1%	(1,548)	(1,417)	9.2%
Total recoveries	252	228	10.5%	470	431	9.0%
	$(499)	$(408)	22.3%	$(1,078)	$(986)	9.3%
Net credit losses (recoveries) average ratio:
Real estate	0.00%	0.00%		0.00%	0.01%
Consumer	5.16%	5.16%		5.37%	4.71%
Commercial	-0.10%	-0.12%		-0.17%	-0.13%
Leasing	-91.26%	35.07%		-68.10%	21.24%
Total	0.30%	0.29%		0.34%	0.38%

Average loans:
Real estate	$595,325	$491,338	21.2%	$570,673	$466,297	22.4%
Consumer	19,689	21,848	-9.9%	20,114	21,873	-8.0%
Commercial	41,408	31,455	31.6%	41,679	28,766	44.9%
Leasing	206	673	-69.4%	232	725	-68.0%
Total	$656,628	$545,314	20.4%	$632,698	$517,661	22.2%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

	Six-Month Period		Change in %
	2002	2001

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:

Consumer (including overdrafts)	$1,760	$1,249	40.9%
Commercial	351	427	-17.8%
Financing leases (1)	33	197	-83.2%
Non-real estate	2,144	1,873	14.5%
Real estate	1,757	1,164	50.9%
	$3,901	$3,037	28.4%

Allowance composition:
Consumer (including overdrafts)	45.1%	41.1%
Commercial	9.0%	14.1%
Financing leases (1)	0.9%	6.5%
Non-real estate	55.0%	61.7%
Real estate	45.0%	38.3%
	100.0%	100.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets:
Non-performing loans	$27,188	$18,674	45.6%
Foreclosed real estate	410	727	-43.6%
Repossessed autos	12	—	100.0%
	$27,610	$19,401	42.3%

Non-performing assets to total assets	0.98%	0.83%	18.1%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans:
Consumer (including overdrafts)	$520	$571	-8.9%
Financing leases (1)	63	367	-82.8%
Commercial	1,074	564	90.4%
Other	12	55	-78.2%
Non-real estate	1,669	1,557	7.2%
Real estate	25,519	17,117	49.1%
Total	$27,188	$18,674	45.6%

Non-performing loans composition:
Consumer (including overdrafts)	1.9%	3.1%	-37.4%
Financing leases (1)	0.2%	2.0%	-88.2%
Commercial	4.0%	3.0%	30.8%
Other	0.0%	0.3%	-85.0%
Non-real estate	6.1%	8.0%	-23.7%
Real estate	93.9%	91.7%	2.4%
Total	100.0%	100.0%	0.0%

Non-performing loans to:
Total loans	4.06%	3.31%	22.7%
Total assets	0.97%	0.80%	20.8%
Total capital	14.05%	14.18%	-0.9%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 2002, 2001  and JUNE 30, 2002

(Dollars in thousands)

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION

Investments:
Mortgage-backed securities	$1,969,728	$1,540,979	27.8%	$1,673,131
U.S. Government and agency obligations	3,501	46,812	-92.5%	3,481
P.R. Government and agency obligations	47,714	42,509	12.2%	52,706
Other debt Securities	10,079	9,200	9.6%	9,765
Short-term investments	878	15,683	-94.4%	1,032
FHLB stock	17,320	17,208	0.7%	17,320
	2,049,220	1,672,391	22.5%	1,757,435
Loans:
Real estate, mainly residential	621,518	495,781	25.4%	511,633
Consumer	19,750	21,692	-9.0%	22,077
Commercial	15,355	10,296	49.1%	41,205
Financing leases (1)	152	592	-74.3%	295
Loans receivable	656,775	528,361	24.3%	575,210
Allowance for loan losses	(3,901)	(3,037)	28.4%	(3,039)
Loans receivable, net	652,874	525,324	24.3%	572,171
Loans held for sale	13,516	36,558	-63.0%	9,360
Total loans receivable, net	666,390	561,882	18.6%	581,531

Securities and loans sold but not yet delivered	16,884	—	100.00%	71,750

Total securities and loans	2,732,494	2,234,273	22.3%	2,410,716
Other assets	73,117	94,096	-22.3%	78,425
Total assets	$2,805,611	$2,328,369	20.5%	$2,489,141

Investments portfolio composition:
Mortgage-backed securities	96.1%	92.1%		95.2%
U.S. and P.R. Government securities	2.5%	5.3%		3.2%
FHLB stock and other investments	1.4%	2.6%		1.6%
	100.0%	100.0%		100.0%
Loan portfolio composition:
Real estate, mainly residential	94.7%	94.2%		89.1%
Consumer	2.9%	3.8%		3.8%
Commercial	2.3%	1.8%		7.0%
Financing leases (1)	0.1%	0.2%		0.1%
	100.0%	100.0%		100.0%

(1) Discontinued in June 2000

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 2002, 2001  and JUNE 30, 2002

(Dollars in thousands)

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION

Deposits:
Non-interest bearing deposits	55,995	49,870	12.3%	$67,142
Now Accounts	64,643	60,609	6.7%	43,738
Savings Accounts	82,410	82,216	0.2%	79,269
Time deposits and IRA accounts	746,206	680,577	9.6%	777,083
	949,254	873,272	8.7%	967,232
Accrued interest	2,077	2,132	-2.6%	1,618
	951,331	875,404	8.7%	968,850
Borrowings:
Repurchase agreements	1,247,288	988,177	26.2%	996,869
FHLB funds	211,000	155,000	36.1%	208,200
Subordinated Capital Notes	35,000	35,000	0.0%	35,000
Term notes	15,000	15,000	0.0%	15,000
	1,508,288	1,193,177	26.4%	1,255,069

Securities purchased but not yet received	90,550	89,507	1.2%	56,195

Total deposits and borrowings	2,550,169	2,158,088	18.2%	2,280,114
Other liabilities	61,866	38,563	60.4%	42,598
Total liabilities	$2,612,035	$2,196,651	18.9%	$2,322,712

Deposits portfolio composition:
Savings and demand deposits	5.9%	5.7%		6.9%
Time deposits and IRA accounts	78.4%	77.7%		80.2%
Accrued Interest	15.7%	16.6%		12.9%
	100.0%	100.0%		100.0%
Borrowings portfolio composition:
Repurchase agreements	82.7%	82.8%		79.4%
FHLB funds	14.0%	13.0%		16.6%
Subordinated Capital Notes	2.3%	2.9%		2.8%
Term notes and other sources of funds	1.0%	1.3%		1.2%
	100.0%	100.0%		100.0%

SELECTED FINANCIAL DATA

AS OF DECEMBER 31, 2002, 2001  and JUNE 30, 2002

(Dollars in thousands, except for per share data)

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

Capital data:
Stockholders’ equity	$193,576	$131,718	47.0%	$166,429
Leverage Capital (minimum required - 4.00%)	7.96%	7.92%	0.4%	7.80%
Total Risk-Based Capital (minimum required - 8.00%)	23.74%	22.72%	4.5%	22.10%
Tier 1 Risk-Based capital (minimum required - 4.00%)	23.32%	22.34%	4.4%	21.76%

Stock data:
Outstanding common shares, net of treasury (1)	17,352	17,059	1.7%	17,208
Book value (1)	$9.23	$5.76	60.2%	$7.72
Market Price at end of period (1)	$19.664	$13.528	45.4%	$20.288
Market capitalization	$341,210	$230,767	47.9%	$349,106

Common dividend data:
Cash dividends declared	$4,500	$3,730	20.6%	$7,842
Cash dividends declared per share	$0.260	$0.218	19.2%	$0.458
Payout ratio	19.65%	23.63%	-16.8%	21.74%
Dividend yield	1.34%	1.62%	-17.4%	2.93%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods.  Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock.

	Price		Cash Dividend Per share
	High	Low
Fiscal 2003
December 31, 2002	$20.61	$15.88	$0.1400
September 30, 2002 (1)	$20.19	$16.60	$0.1200

Fiscal 2002 (1):
June 30, 2002	$20.29	$16.04	$0.1200
March 31, 2002	$17.40	$13.33	$0.1200
December 31, 2001	$15.13	$13.02	$0.1091
September 30, 2001	$15.89	$12.22	$0.1091

Fiscal 2001 (1):
June 30, 2001	$13.82	$9.38	$0.1091
March 31, 2001	$10.77	$9.27	$0.1091
December 31, 2000	$10.96	$8.00	$0.1091
September 30, 2000	$11.27	$8.55	$0.1091

	December 31, 2002	December 31, 2001	Variance %	June 30, 2002

TABLE 12 - FINANCIAL ASSETS SUMMARY

Financial assets:
Trust assets managed	$1,284,254	$1,455,466	-11.8%	$1,382,268
Assets gathered by broker-dealer	894,270	1,043,254	-14.3%	1,118,181
Managed assets	2,178,524	2,498,720	-12.8%	2,500,449
Group assets	2,805,611	2,328,369	20.5%	2,489,141
	$4,984,135	$4,827,089	3.3%	$4,989,590

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

Brokerage, trust and insurance revenues remain flat at $4.0 million reported in the December 2001 and 2002 quarters. For the six month period ended December 31, 2002 brokerage, trust and insurance revenues decreased 5.2 percent, from $7.2 million reported for the same period of prior fiscal 2002, to $6.8 million, also driven by a 5.4% decrease on our brokerage activity reflecting the decline of the equity markets.

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

For the second quarter of fiscal 2003, the Group’s net interest income amounted to $18.4 million, up 29.4% from $14.2 million in the same period of fiscal 2002. This increase in net interest income was due to a positive rate variance of $1.3 million that stems from the impact of low interest rate levels resulting in a lower average cost of funds (3.30% in fiscal 2003 versus 3.99% in fiscal 2002), combined with a positive volume variance of $2.9 million. For the six-month period ended December 31, 2002, net interest income amounted to $36.6 million, up 45% from $25.2 million for the six-month period ended December 31, 2001. This increase was due to a positive rate variance of $6.0 million that also resulted from the impact of the Federal Reserve Board’s interest rate cuts resulting in a lower average cost of funds (3.39% for the six-month period ended December 31, 2002, versus 4.27% in the same period of fiscal 2002), combined also with a positive volume variance of $5.4 million.

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

Non-interest income rose to $8.6 million or 4.3% in the second quarter of fiscal 2003, compared to $8.2 million in the second quarter of fiscal 2002. For the six-month period ended December 31, 2002, the increase was 5.1% (to $16.1 million in fiscal 2003, from $15.4 million in fiscal 2002) when compared to the six-month period ended December 31, 2001.

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

As shown in Table 2, revenues on securities, derivatives and trading activities for the second quarter and six month periods ended on December 31, 2002 and 2001, reflects a moderate fluctuation. The net revenue for the second quarter was $1.5 million for fiscal 2003, compared to $1.4 million for the same period of fiscal 2002. For the six month period the net activity was $2.9 million for fiscal 2003 versus $2.7 million for the comparable period of fiscal 2002. The most significant fluctuation related to a loss of $4.0 million on derivatives activities for the six month period of fiscal 2003, a considerable increase from a loss of $930,000 for the same period of fiscal 2002 as the expectation is that interest rates will not rise in the near future, causing the market value of derivatives (primarily interest rate caps) to decrease. For more information see “Derivatives and Hedging Activities” on note 5 to the unaudited Consolidated Financial Statements.

Non-Interest Expenses

As shown in Table 3, non-interest expenses for the second quarter of fiscal 2003 increased 12.9% to $12.5 million, from $11.0 million in the comparable period of fiscal 2002. For the six-month period, the increase was 15.6%, this is $25.3 million for fiscal 2003, compared to $21.9 million for the same period of fiscal 2002. The increase is attributable to the Group’s new strategic positioning during the past year, which has included the opening of new and the remodeling of financial centers, aggressive advertising, investment in technology, professional fees for consulting engagements related to new services and the outsourcing of certain internal procedures, and increase in variable compensation to encourage insurance and financial products sales and mortgage loan originations.

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

During the second quarter of fiscal 2000, the Group re-defined its lending strategy towards lower credit risk loans collateralized by real estate, while de-emphasizing unsecured personal loans and financing leases. Such strategy responded to the level of credit losses being experienced on personal loans and financing leases that significantly reduced the net margin (after credit losses) generated by such portfolio.  Such strategy was further complemented with the sale of approximately $169 million of unsecured personal loans and financing leases on July 7, 2000, maintaining only a marginal amount of such loans and leases in its portfolio. After the sale,  the Group discontinued its leasing operation. The positive effect of this strategy was reflected in a substantial reduction in consumer loans and financing leases net credit losses. Financing leases credit losses after fiscal 2000, relates to a small portion of leases in severe delinquency that were retained by the Group after the sale of such portfolio.  As previously mentioned, thereafter the Group discontinued originating financial leases and let the remaining portfolio to run-off. Charge-off of those leases took place when all collection efforts were exhausted and the underlying collateral became worthless.

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

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

The Group maintains an allowance for loan losses at a level that management considers adequate to provide potential losses based upon an evaluation of known and inherent risks.  The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. Refer to details of the methodology in this section.  Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

During the second quarter of fiscal 2000, the Group re-defined its lending strategy towards lower credit risk loans collateralized by real estate, while de-emphasizing unsecured personal loans and financing leases. Such strategy responded to the level of credit losses being experienced on personal loans and financing leases that significantly reduced the net margin (after credit losses) generated by such portfolio.  Such strategy was further complemented with the sale of approximately $169 million of unsecured personal loans and financing leases on July 7, 2000, maintaining only a marginal amount of such loans and leases in its portfolio. After the sale,  the Group discontinued its leasing operation. The positive effect of this strategy was reflected in a substantial reduction in consumer loans and financing leases net credit losses, while shifting the loan portfolio mix and the allowance for loan losses toward the lower credit risk portfolio of real estate loans (mostly residential loans). Financing leases credit losses after fiscal 2000, relates to a small portion of leases in severe delinquency that were retained by the Group after the sale of such portfolio.  As previously mentioned, thereafter the Group discontinued originating financial leases and let the remaining portfolio to run-off. Charge-off of those leases took place when all collection efforts were exhausted and the underlying collateral became worthless.

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

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term reprising liabilities.  As a result, the Group utilizes various derivatives instruments for hedging purposes, such as asset/liability management, and for other purposes. These transactions involve both credit and market risk. The notional amounts are amounts of which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivatives financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at December 31, 2002 and June 30, 2002 are set forth in the table below:

	(Dollars in thousands)
	December 31, 2002	June 30, 2002
Swaps:
Pay fixed swaps notional amount	$550,000	$500,000
Weighted average pay rate - fixed	4.47%	4.77%
Weighted average receive rate - floating	1.43%	1.84%
Maturity in months	4 to 95	1 to 100
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$75,000	$200,000
Cap rate	4.50%	4.81%
Current 90 day LIBOR	1.38%	1.86%
Maturity in months	16	21 to 59

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

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of December 31, 2002 and June 30, 2002 is as follows:

	Notional Amount (In thousands)
	December 31, 2002	June 30, 2002
Type of Contract:

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$550,000	$500,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$27,650	$29,200
Purchased options used to manage exposure to the stock market on stock indexed deposits	205,750	196,940

Embedded options on stockindexed deposits	227,511	222,560

Caps	75,000	200,000
	$535,911	$648,700

During the six-month period of fiscal years 2003 and 2002, $4.0 million and $930,000, respectively, of unrealized losses were charged to earnings and reflected as “Derivatives Activities” in the Consolidated Statements of Income. Unrealized losses of $15.9 million and $7.2 million, respectively, on derivatives designated as cash flow hedges were charged to other comprehensive income during the same periods.  Unrealized loss, on derivatives designated as cash flow hedge for the second quarter ended on December 31, 2002, was $3.1 million, a 135% decrease from an unrealized gain of $8.9 million for the same quarter of fiscal 2002. For the six-month period ended December 31, 2002, the Group recognized a revenue of $36,000 for ineffectiveness in cash flow hedging activity transactions. No ineffectiveness was charged to earnings during the six-month period ended December 31, 2001.

At December 31, 2002 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the Consolidated Statements of Financial Condition as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $6.6 million ($10.3 million, June 2002); and the options sold to customers embedded in the certificates of deposits represented a liability of $6.6 million  ($10.5 million, June 2002) recorded in deposits; the fair value of the interest rate swaps represented a liability of $38.6 million ($22.6 million, June 2002) presented in “Accrued Expenses and Other Liabilities”; the fair value of the Caps represented an other asset of $6.9 thousand ($4.3 million as of June 30, 2002).

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on NII of $80.6 million as of December 31, 2002, for the next twelve months is a $6.7 million decrease, or -8.36% change on a hypothetical 200 basis points rate increase.  On the other hand, the change for the same period, utilizing a hypothetical declining rate scenario of 200 basis points, is an increase of $1.7 million or 2.15%. Both hypothetical rate scenarios consider a gradual change of 200 basis points during the twelve-month period. The decreasing rate scenario has a floor of 1%.  This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations.  These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits.  As of December 31, 2002, the Group had approximately $1.870  billion in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets.  These sources, in addition to the Group’s 7.96% average equity capital base, provide astable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Bank’s financial condition and delivery of acceptable collateral securities.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Group also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, to the Bank.  This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2002, the Group has an additional borrowing capacity with the FHLB of $136.5 million.

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

As of December 31, 2002, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $24.4 million (no borrowings were made during the nine-month period ended December 31, 2002, under such lines of credit).  The agreements provide for unsecured advances to be used by the Group on an overnight basis.  Interest rate is negotiated at the time of the transaction.  The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Group’s investment portfolio at December 31, 2002, had an average maturity of 2.5 years.  However, no assurance can be given that such levels will be maintained in future periods.

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

PART – 2     OTHER INFORMATION

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

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/S/ JOSE E. FERNANDEZ
José E. Fernández
Chairman of the Board, President and Chief Executive Officer		Dated:	August 8, 2003

By:	/S/ NORBERTO GONZALEZ
Norberto González
Executive Vice President and Acting Principal Financial Officer		Dated:	August 8, 2003

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, José Enrique Fernández, Chairman of the Board of Directors, President and Chief Executive Officer of Oriental Financial Group Inc., certify that:

1.            I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Oriental Financial Group Inc.;

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

August 8, 2003

	By:	/S/ JOSE ENRIQUE FERNANDEZ
José Enrique Fernández
Chairman of the Board, President,
Chief Executive Officer

MANAGEMENT CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Norberto González, Executive Vice President and Acting Principal Financial Officer of Oriental Financial Group Inc, certify that:

1.            I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Oriental Financial Group Inc.;

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

August 8, 2003

	By:	/S/ NORBERTO GONZALEZ
Norberto González
Executive Vice President and
Acting Principal Financial Officer