Form 10-K
period 2003-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2003-09-22
CIK 1030469

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2003, or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to                .

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0259436

Principal Executive Offices:

1000 San Roberto Street
Professional Office Park SE 4th Floor
San Juan, Puerto Rico 00926

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

Yes                            ☒                                    No                              ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes                            ☒                                    No                              ☐

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $273.7 million based upon the reported closing price of $19.65 on the New York Stock Exchange as of December 31, 2002.

As of August 31, 2003, the Group had 17,657,764 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Group’s annual report to security holders for fiscal year 2003 are incorporated by reference in response to items 7 through 8 of Part II.

Portion of the Group’s definitive proxy statement relating to the 2003 annual meeting of stockholders are incorporated by reference in response to Items 10 through 13 of Part III.

ORIENTAL FINANCIAL GROUP INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART - I

Item - 1	Business
Item - 2	Properties
Item - 3	Legal Proceedings
Item - 4	Submissions of Matters to the Vote of Security Holders

PART - II

Item - 5	Market for Registrant’s Common Equity and Related Stockholder Matters
Item - 6	Selected Financial Data
Item - 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item - 7A	Quantitative and Qualitative Disclosures About Market Risk
Item - 8	Financial Statements and Supplementary Data
Item - 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART - III

Item - 10	Directors and Executive Officers of the Registrant
Item - 11	Executive Compensation
Item - 12	Security Ownership of Certain Beneficial Owners and Management
Item - 13	Certain Relationships and Related Transactions
Item - 14	Controls and Procedures

PART - IV

Item - 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Certifications

PART - I

ITEM 1 - BUSINESS

General

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Oriental Financial Group Inc. (the “Group”) and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage, economic, competitive and other factors affecting the Group and its operations, markets, products and services, credit risks and the related sufficiency of its allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, the profitability of its banking as well as non-banking initiatives, and other factors discussed elsewhere in this report filed by the Group with the Securities and Exchange Commission (“SEC”). Some of these factors are beyond the Group’s control.

The Group

The Group is a diversified, publicly-owned financial holding company, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, which provides a wide variety of financial services through its subsidiaries.

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has twenty-three branches located throughout Puerto Rico. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the main stream of financial services in Puerto Rico. The Bank offers banking services such as mortgage, commercial and consumer lending, saving and time deposits products, financial planning, insurance, and corporate and individual trust services. The Bank has a wholly owned subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), which is currently not in operation. The Bank operates an “international banking entity” under the name of “O.B.T. International Bank” (the “Oriental IBE”), as a division of the Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). As required by the IBE Act, the business and operations of the Oriental IBE are segregated from the Bank’s other business and operations.

Oriental Financial Services Corp. (“OFSC”) and Oriental Insurance Inc. (“Oriental Insurance”), are Puerto Rico corporations and the Group’s subsidiaries engaged in securities brokerage service and investment banking, insurance agency services, respectively. OFSC, a member of the National Association of Securities Dealers, Inc. (the “NASD”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Exchange Act. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule.

On January 22, 2003, OFSC was selected for the second time to serve as Senior Manager for two years, for the Commonwealth of Puerto Rico’s bond syndicate in partnership with Banc of America Securities LLC. OFSC has entered into four consulting services agreements with the following entities: Banc of America Securities LLC; Bank of America, N.A.; Bank of America Capital Management, LLC; and Bank of America Leasing and Capital, LLC.

In October 2001, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”), a wholly owned special purpose statutory trust subsidiary of the Group organized under the laws of Connecticut, was formed for the purpose of issuing trust redeemable preferred securities, which were issued on December 18, 2001. On August 28, 2003, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) was formed by the Group under the laws of Connecticut for a proposed issue of trust redeemable preferred securities which were issued on September 17, 2003.

In January 2003, the Group acquired all of the outstanding common stock of Caribbean Pension Consultants, Inc. (“CPC”), a Florida Corporation headquartered in Boca Raton, Florida, which is engaged in the administration of retirement plans in the United States of America, Puerto Rico and the Bahamas.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “Bank Holding Company Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico.  Its main regulators are the Commissioner of Financial Institutions of Puerto Rico (the

“Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the Bank’s deposits up to $100,000 per depositor.  The Bank is further subject to the regulation of the Puerto Rico Finance Board. Other agencies, such as the SEC, regulate additional aspects of the Group’s operations (see “Regulation and Supervision”). The SEC, the NASD and the Commissioner regulate the securities activities of OFSC. The Insurance Commissioner of Puerto Rico regulates the insurance activities of Oriental Insurance.

The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trusts, CPC and Oriental Insurance. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or its other subsidiaries.

Market Area and Business Segments

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of June 30, 2003, Puerto Rico had 11 banking institutions with a total of approximately $70.4 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at June 30, 2003. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.

In addition, the Group competes with brokerage firms with retail operations, credit unions, cooperatives, small loan companies and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities.

Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive features, by emphasizing the quality of its service, by pricing its products at competitive interest rates and by offering convenient branch locations. The Group’s ability to originate loans depends primarily on the rates and fees charged and the service it provides to its borrowers in making prompt credit decisions.

The Group has three reportable segments: Treasury, Retail Banking and Financial Services.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Group’s organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production and fees generated.

The Group’s two largest business segments are retail banking and treasury. Retail banking includes the Bank’s branches and mortgage banking activities, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The treasury segment encompasses all of the Group’s treasury functions.

The Bank’s lending activity is primarily with consumers located in Puerto Rico.  The Bank’s loan transactions include a diversified number of industries and activities, all of which are encompassed within three main categories: mortgage, commercial and consumer. The Bank’s loan portfolio has a higher concentration of residential mortgage loans followed by secured commercial loans and consumer loans. The Bank continues to concentrate the major share of its lending activities in mortgage originations, which represent low credit risk and highly lucrative returns. For more information see Note 5 to the Consolidated Financial Statements incorporated by reference in this report.

The Group’s investment portfolio primarily consists of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government municipal bonds and money market investments.

Mortgage-backed securities, the largest component, consists principally of pools of residential loans that are made to consumers and then resold by the Government National Mortgage Corporation (the “GNMA”), Federal National Mortgage Association (the “FNMA”) and Federal Home Loan Mortgage Corporation (the “FHLMC”) in the open market. For more information, see Note 3 to the Consolidated Financial Statements incorporated by reference in this report.

The Group’s mortgage banking activities consist of the origination and purchase of mortgage loans and the subsequent sale in the secondary market.  The Group originates FHA (“Federal Housing Administration”) insured and VA-(“Veteran Administration”) guaranteed mortgages for issuance of GNMA mortgage-backed securities, and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities, using another institution as an issuer. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. The Group outsources the servicing of its mortgage loan portfolio to a third party.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, public funds from government agencies, Federal Home Loan Bank (the “FHLB”) funds, subordinated capital notes and term notes. Borrowings are the Bank’s largest funding source. It mainly consists of advances and borrowings from the FHLB, repurchase agreements, term notes, notes payable and lines of credit. Deposits represent the Bank’s second largest source of funding. Through its branch system, the Bank offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, individual retirement accounts (“IRA’s”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Committee (the “ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.

The Group’s third reportable business segment is financial services, which is comprised of the Bank’s trust division (“Oriental Trust”), the securities brokerage and investment banking subsidiary (OFSC), the insurance agency subsidiary (Oriental Insurance), and the retirement plan administration subsidiary (CPC). The core operations of this segment are financial planning, investment banking, money management, investment brokerages services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services. Oriental Trust offers various types of IRA’s, custodian accounts and corporate trust accounts.  CPC manages 401(k) and Keogh retirement plans. OFSC offers a wide array of investment alternatives to its client base such as fixed and variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. Oriental Insurance offers insurance products to its client base, such as fixed and variable annuities, property casualty and title insurance.

For more information regarding the performance of the Group’s reportable segments, please refer to Note 16 to the Consolidated Financial Statements incorporated by reference in this report.

Regulation and Supervision

The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires, directly or indirectly, ownership or control of more than 5% of the voting shares of another bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

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

Under Federal Reserve Board policy, a bank holding company such as the Group is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature”. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well capitalized” and “well managed”.

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i) states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that each depository institution controlled by the bank holding company is “well capitalized” as of the date the bank holding company submits its declaration; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration. The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination. On May 21, 2000, the Group elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.” The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

Holding Company Structure

The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution’s capital stock and surplus with respect to any affiliate (including the Group), and with respect to all affiliates to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

Since the Group is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. The Bank is currently the only FDIC-insured depository institution subsidiary of the Group. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

Dividend Restrictions

The principal source of funds for the Group are dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Puerto Rico Banking Act”), the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account.  The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991(the “FDICIA”).

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the “FHFB”).  The FHLB’s serve as reserve or credit facilities for member institutions within their assigned regions.  They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system.  They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional  FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate of the unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each fiscal year, which for this purpose is deemed to be not less than 30% of assets or 5% of the total amount of advances by the FHLB-NY to the Bank. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

FDICIA

Under the FDICIA, the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and the regulations issued there under established five capital tiers: (i) “well capitalized”, if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of June 30, 2003, the Bank is a “well-capitalized” institution.

The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of  5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

Insurance of Accounts and FDIC Insurance Assessments

The FDIC insures the Bank’s deposit accounts up to the applicable limits. The insurance of deposit accounts by the FDIC subjects the Bank to comprehensive regulation, supervision, and examination by the FDIC.  If the Bank violates its duties as an insured institution, engages in unsafe and unsound practices, is in an unsound and unsafe condition, or has violated any applicable FDIC requirements, the FDIC may terminate the insurance of depository accounts of the Bank.

The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following “supervisory subgroups”: “A”, “B”, or “C”.  Group “A” institutions, like the Bank, are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the “DIFA”) was enacted and signed into law. DIFA repealed the statutory minimum premium.  Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. Currently, the Bank’s deposit insurance premium charged by the SAIF is $0.018 for every $100 of deposits.

Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and the disallowed portion of deferred tax assets (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).

The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights and purchased credit card relationships and include a “grandfathered” provision permitting inclusion of certain existing intangibles.

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks.  These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines point out that the Federal Reserve Board will continue to consider a “ tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.  At June 30, 2003, the Group was in compliance with all capital requirements. For more information, please refer to Note 2 to the Consolidated Financial Statements incorporated by reference in this report.

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

In December 1993, the FDIC adopted amendments to its regulations governing the activities and investments of insured state banks that further implemented Section 24 of the FDIA, as amended by FDICIA.  Under the amendments, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.  Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transfer to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

On October 31, 2002, the Federal Reserve Bank Board adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach Bliley Act (“GLB Act”).

Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests (“insiders”) and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Group has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

USA Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to the Group. The Group and its subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

Privacy Policies

Under the Graham-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Group and its subsidiaries have established policies and procedures to assure the Group’s compliance with all privacy provisions of the Graham-Leach-Bliley Act.

Corporate Governance of Publicly Traded Companies

On July 30, 2002 the Sarbanes-Oxley Act was signed into law. The Sarbanes-Oxley Act addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, the Sarbanes-Oxley Act is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of the Sarbanes-Oxley Act became effective from within 30 days to one year from its enactment. Effective August 29, 2002, the chief executive officer and the chief financial officer of the Group are required to certify, among other things, that the Group’s quarterly and annual reports do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading. The SEC has been delegated responsibility to enact rules to implement this and other provisions of the Sarbanes-Oxley Act.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the Commissioner under the Puerto Rico Banking Act, which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs.  In addition, the Commissioner is given extensive rulemaking power and administrative discretion under the Puerto Rico Banking Act.  The Commissioner generally examines the Bank at least once every year.

The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund.  This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock. As of June 30, 2003, the Bank’s capital reserve fund was $21,099,000, which was within the required parameters.

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

The Puerto Rico Banking Act generally restricts the amount a bank can lend to one borrower. Section 17 of Puerto Rico Banking Law 55, prohibits one or more loans to a same person, firm, partnership, corporation or related parties financially dependent, in aggregate amount that exceeds 15% of common or preferred stock issued, paid in capital and reserve funds. Section 2 of Chapter VIII of the regulations of the Office of Commissioner of Financial Institutions of Puerto Rico, expands the above limitation to include 15% of the 50% of retained earnings. However, this additional lending limit is only allowed to institutions with: (1) a rating of “1” on their last regulatory examination and (2) classification of a “well-capitalized” institution, with the following exceptions:  (a) The 15% limitation is not applicable to loans guaranteed by collateral having a fair value of at least 25% more than the loan amount. This excludes readily marketable collateral described in item (c); (b) The limitation is not applicable to letters of credit or guarantees; and (c) The limitation is not applicable to loans guaranteed by bonds, securities and debts of the government of the United States or Puerto Rico or Puerto Rico governmental agencies and municipalities.  Institutions well-capitalized with a rating of “2” (The Bank’s present situation) should obtain previous authorization of the Commissioner for the additional lending limit. As of June 30, 2003, there were no loans that exceeded the maximum amount that the Bank could have loaned to one borrower.

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

The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans, but excluding certain other personal and commercial loans secured by mortgages on real estate property) is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases.  There is presently no maximum rate for retail installment sales contracts and for credit card purchases.

International Banking Entity Act

The business and operations of the Oriental IBE are subject to supervision and regulation by the Commissioner.  Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE.  The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE.  Such activities are limited in part to persons and assets located outside of Puerto Rico.  The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Oriental IBE must maintain books and records of all its transactions in the ordinary course of business.  The Oriental IBE is also required to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

IBEs are currently exempt from taxation under Puerto Rico law.  However, on September 8, 2003, a bill was introduced into the Puerto Rico House of Representatives to amend the IBE Act.  The bill has been designated as House Bill 4035. This bill, if approved by both houses of the Legislature of Puerto Rico and signed into law by the Governor of Puerto Rico, would impose, immediately after its approval, effective for taxable years commencing July 1, 2003, income taxes at normal statutory rates on certain IBEs, such as the Oriental IBE, which operate as a unit of a Puerto Rico bank, if the IBE's net income exceeds 20% of the net income of the bank including the IBE’s net income for these purposes (i.e., excess net income).  The proposed taxation would only apply to the excess net income of such IBEs.

House Bill 4035 does not impose income taxation on an IBE that operates as a bank's subsidiary.  In light of this, the Group has filed with the Commissioner an application to operate a new IBE as a subsidiary of the Bank (the "Oriental IBE Subsidiary").  The Group intends to transfer Oriental IBE's assets to the Oriental IBE Subsidiary if House Bill 4035 becomes law.  Upon the consummation of such transfer of assets, the income tax exemption of such activities is expected to be maintained. The Group cannot give any assurance, however, that the proposed legislation will not be modified in a manner to reduce the tax benefits available to the Group through the proposed Oriental IBE Subsidiary.

Employees

At June 30, 2003, the Group employed 513 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2 - PROPERTIES

The Group leases its main offices located at Professional Offices Park, 1000 San Roberto Street, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, insurance services, and back-office support departments are at such location. The computer back-up and disaster recovery systems are at a separate location at 908 State Road, Humacao, Puerto Rico.

The Bank owns seven branch premises and leases sixteen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At June 30, 2003, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $9.8 million.

The principal property owned by the Group for banking operations and other services is Las Cumbres Building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico. The mortgage banking division, a branch and insurance services, are the main activities conducted at this location. The book value of this property at June 30, 2003, was $1.4 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at June 30, 2003, was $10.8 million.

ITEM 3  - LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (“Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the district of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The trial in this case, although scheduled to be held on September 2, 2003, was postponed by the court as a result of certain open procedural matters and the court’s obligation to give priority to criminal trials over civil trials under the Speedy Trial Act. The court does intend on trying this case on a preferred basis, if applicable, when an appropriate opening in the civil calendar is available.  The losses resulted from such dishonest and fraudulent acts and omissions were expensed in prior years.

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

ITEM 4  - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART - II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter during fiscal year 2003 and the previous three fiscal years, as well as cash dividends declared for fiscal years ended June 30, 2003, 2002 and 2001 are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and is incorporated herein by reference from portions of the 2003 Annual Report to shareholders filed as Exhibit 13.0.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

The Group has approximately 2,000 holders of record of its common stock, including all directors and officers of the Group, excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by Puerto Rico corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships at a special 10% withholding tax rate. Dividends distributed by Puerto Rico corporations to foreign corporations or partnerships not engaged in trade or business in Puerto Rico are also generally subject to withholding tax at a 10% rate. Prior to the first dividend distribution for the taxable year, such shareholders may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year’s distributions.

United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department “Withholding Tax Exemption Certificate for the Purpose of Section 1147” is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

The Group has four stock options plans: the 1988, 1996, 1998 and 2000 Incentive Stock Option Plans, all  of which were approved by the Group’s stockholders. These plans offer key officers and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The following table shows certain information pertaining to the plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options.	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))

Equity compensation plans approved by shareholders:

1988 Plan	81,360	$5.41	—
1996 Plan	501,260	14.10	602,021
1998 Plan	807,748	11.69	75,665
2000 Plan	485,676	9.23	—
Total	1,876,044	$11.42	677,686

For more information, please refer to Notes 1 and 2 to the Consolidated Financial Statements incorporated by reference in this report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of 2003 Annual Report filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of 2003 Annual Report filed as Exhibit 13.0. Selected financial data are presented for five fiscal years.

The ratios shown below demonstrate the Group’s ability to generate sufficient earnings to pay the fixed charges or expenses of its debt and preferred stock dividends. The Group’s consolidated ratios of earnings to combined fixed charges and preferred stock dividends were computed by dividing earnings by combined fixed charges and preferred stock dividends, as specified below, using two different assumptions, one excluding interest on deposits and the second including interest on deposits:

	Year Ended June 30,
	2003		2002		2001		2000		1999
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	2.10	x	1.69	x	2.17	x	1.89	x	2.24	x
Including Interest on Deposits	1.65	x	1.42	x	1.06	x	1.20	x	1.40	x

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized.  Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense.  The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of June 30, 2003, 2002, 2001, 2000 and 1999, the Group had non-cummulative preferred stock issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2003 Annual Report to shareholders filed as Exhibit 13.0.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2003 Annual Report to shareholders filed as Exhibit 13.0, under caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2003 Annual Report to shareholders filed as Exhibit 13.0. The Consolidated Financial Statements included in such  report sets forth the listing of all reports required by this item and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

item 9-A - Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon that evaluation, the Group’s management, including the CEO and the Acting CFO, concluded that as of the evaluation date the Group’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Group’s internal controls or in other factors that could significantly affect subsequent to the date of the evaluation, the Group’s ability to record, process, summarize and report financial data

PART - III

Items 10 through 13 will be provided by incorporating the information required under such items by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART - IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 - Financial Statements

The list of financial statements required by this item is set forth in the Financial Data Index of this report.

A2 - Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in A1 above.

B - Reports on Form 8-K

Current report on Form 8-K, dated April 21, 2003, reporting under Item 5 the release of the Group’s financial results for the quarter and nine-month period ended March 31, 2003.

C - Exhibits

EXHIBIT NO.:	DESCRIPTION OF DOCUMENT:

3(i)	Amended and Restated Certificate of Incorporation.(1)
3(ii)	By-Laws.(2)
10.1	Employment Agreement between José Rafael Fernández and the Group. (3)
10.2	Employment Agreement between Marcial Díaz and the Group. (4)
10.3	1996 Incentive Stock Option Plan.(5)
10.4	1998 Incentive Stock Option Plan.(6)
10.5	2000 Incentive Stock Option Plan.(7)
13	Portions of annual report to security holders incorporated herein by reference.
21	List of Subsidiaries
22	Consent of PricewaterhouseCoopers LLP
23	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unqualified Audit Opinion of previous external auditors - PriceWaterhouseCoopers LLP

1.              Incorporated by reference from Exhibit 3 of the Group’s registration statement on Form S-3 filed with the SEC on  April 2, 1999.

2.              Incorporated by reference from Exhibit 3(ii)  of the Group’s current report on Form 8-K filed with the SEC on  August 25, 2002.

3.              Incorporated by reference from Exhibit 10.1 of the Group’s annual report on Form 10-K filed with the SEC on September 28, 2001.

4.              Incorporated by reference from Exhibit 10.2 of the Group’s annual report on Form 10-K filed with the SEC on September 28, 2001.

5.              Incorporated by reference from the Group’s definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.

6.              Incorporated by reference from the Group’s definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.

7.              Incorporated by reference from the Group’s definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José E. Fernández	Dated:	September 22, 2003
José E. Fernández Chairman of the Board, President and Chief Executive Officer

By:	/s/ Norberto González	Dated:	September 22, 2003
Norberto González Executive Vice President and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

By:	/s/ José E. Fernández	Dated:	September 22, 2003
José E. Fernández Chairman of the Board, President and Chief Executive Officer

By:	/s/ Pablo I. Altieri	Dated:	September 22, 2003
Dr. Pablo I. Altieri Director

By:	/s/ Diego Perdomo	Dated:	September 22, 2003
Diego Perdomo Director

By:	/s/ Efraín Archilla	Dated:	September 22, 2003
Efraín Archilla Director

By:	/s/ Julián Inclán	Dated:	September 22, 2003
Julián Inclán Director

By:	/s/ Emilio Rodríguez, Jr.	Dated:	September 22, 2003
Emilio Rodríguez, Jr. Director

By:	/s/ Alberto Richa	Dated:	September 22, 2003
Alberto Richa Director

By:	/s/ Francisco Arriví	Dated:	September 22, 2003
Francisco Arriví Director

By:	/s/ Miguel Vázquez Deynes	Dated:	September 22, 2003
Miguel Vázquez Deynes
Director		Dated:	September 22, 2003