Form 10-Q
period 2003-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2003-11-13
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

For the transition period from to

Commission File Number  001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,	IRS Employer Identification No. 66-0538893

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

17,842,902 common shares ($1.00 par value per share)

 outstanding as of September 30, 2003

TABLE OF CONTENTS

PART - 1	FINANCIAL INFORMATION:

Item - 1	Financial Statements

Unaudited consolidated statements of financial condition at September 30, 2003 and June 30, 2003

Unaudited consolidated statements of income for the quarters ended September 30, 2003 and 2002

Unaudited consolidated statements of changes in stockholders’ equity for the quarters ended September 30, 2003 and 2002

Unaudited consolidated statements of comprehensive income (loss) for the quarters ended September 30, 2003 and 2002

Unaudited consolidated statements of cash flows for the quarters ended September 30, 2003 and 2002

Notes to unaudited consolidated financial statements

Item - 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item – 3	Quantitative and Qualitative Disclosures about Market Risk

Item – 4	Controls and Procedures

PART - 2	OTHER INFORMATION:

Item - 1	Legal Proceedings

Item - 2

Change in Securities and Use of Proceeds

Item – 3	Defaults upon Senior Securities

Item – 4	Submissions of Matters to a Vote of Security Holders

Item - 5

Other Information

Item - 6

Exhibits and Reports on Form 8-K

Signatures

Certifications

PART 1 - FINANCIAL INFORMATION

Item 1 -  Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2003 AND JUNE 30, 2003

(In thousands, except share information)

	September 30, 2003	June 30, 2003
ASSETS

Cash and due from banks	$9,155	$15,945

Investments:
Short term investments	31,350	1,152
Trading securities, at fair value with amortized cost of $2,119 (June 30, 2003 - $998)	2,154	1,037
Investment securities available-for-sale, at fair value, with amortized cost of $1,259,340 (June 30, 2003 - $2,162,480):
Securities pledged that can be repledged	737,285	1,446,385
Other investment securities	543,248	761,219
Total investment securities available-for-sale	1,280,533	2,207,604
Investment securities held-to-maturity, at amortized cost (with fair value of $921,505) :
Securities pledged that can be repledged	542,236	—
Other investment securities	356,903	—
Total investment securities held-to-maturity	899,139	—
Federal Home Loan Bank (FHLB) stock, at cost	22,537	22,537
Total investments	2,235,713	2,232,330

Securities sold but not yet delivered	156,487	1,894

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	8,697	9,198
Loans receivable, net of allowance for loan losses of $5,889 (June 30, 2003 - $5,031)	675,544	719,264
Total loans, net	684,241	728,462

Accrued interest receivable	17,628	17,716
Foreclosed real estate	383	536
Premises and equipment, net	17,615	16,162
Other assets	31,698	26,423

Total assets	$3,152,920	$3,039,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$128,139	$132,328
Saving accounts	85,623	92,210
Individual retirement accounts	353,732	348,105
Certificates of deposit	439,214	471,622
Total deposits	1,006,708	1,044,265

Borrowings:
Securities sold under agreements to repurchase	1,443,081	1,400,598
Advances from FHLB	306,000	130,000
Trust redeemable preferred securities	70,000	35,000
Term notes	15,000	15,000
Total borrowings	1,834,081	1,580,598

Securities purchased but not yet received	50,520	152,219
Accrued expenses and other liabilities	56,588	60,706

Total liabilities	2,947,897	2,837,788

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding (June 30, 2003 - 1,340,000 shares of Series A)	68,000	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 19,884,065 shares issued (June 30, 2003 - 19,684,343 shares)	19,884	19,684
Additional paid-in capital	57,287	57,236
Legal surplus	22,423	21,099
Retained earnings	115,491	106,358
Treasury stock, at cost, 2,041,163 shares (June 30, 2003 - 2,025,363 shares)	(36,282)	(35,888)
Accumulated other comprehensive loss, net of tax effect of $1,108 (June 30, 2003 - $1,566)	(41,780)	(309)
Total stockholders’ equity	205,023	201,680

Total liabilities and stockholders’ equity	$3,152,920	$3,039,468

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except share information)

	2003	2002
Interest income:
Loans	$13,630	$12,634
Mortgage-backed securities	22,353	24,400
Investment securities	1,343	626
Short term investments	39	54
Total interest income	37,365	37,714

Interest expense:
Deposits	7,540	8,821
Securities sold under agreements to repurchase	8,496	8,124
Other borrowed funds	1,927	2,091
Trust redeemable preferred securities	489	512
Total interest expense	18,452	19,548

Net interest income	18,913	18,166
Provision for loan losses	1,340	840
Net interest income after provision for loan losses	17,573	17,326

Non-interest income (losses):
Trust, money management, brokerage and insurance fees:
Commissions and fees from fiduciary activities	2,159	1,440
Commissions, broker fees and other	1,862	1,164
Insurance commissions and fees	543	235
Banking service revenues	1,697	1,520
Net gain (loss) on sale and valuation:
Mortgage banking activities	2,746	1,941
Sale of securities available-for-sale	3,965	4,332
Derivatives activities	(52)	(3,265)
Trading securities	7	420
Premises and equipment	—	(220)
Total non-interest income, net	12,927	7,567

Non-interest expenses:
Compensation and employees’ benefits	6,055	4,642
Occupancy and equipment	2,294	2,160
Advertising and business promotion	2,070	1,793
Professional and service fees	1,640	1,826
Communications	453	426
Taxes, other than on income	432	388
Insurance, including deposit insurance	195	141
Printing, postage, stationery and supplies	294	273
Other	1,948	1,187
Total non-interest expenses	15,381	12,836

Income before income taxes	15,119	12,057
Income tax expense	(1,560)	(483)
Net income	13,559	11,574
Less: Dividends on preferred stock	(597)	(597)
Net income available to common shareholders	$12,962	10,977

Income per common share:
Basic	$0.73	$0.64
Diluted	$0.69	$0.60

Average common shares outstanding	17,681	17,222
Average potential common share-options	1,014	1,115
	18,695	18,337

Cash dividends per share of common stock	$0.14	$0.12

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	2003	2002
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of period	$33,500	$33,500
Issuance of preferred stock	34,500	—
Balance at end of period	68,000	33,500

Common stock:
Balance at beginning of period	19,684	15,300
Stock options exercised	200	55
Balance at end of period	19,884	15,355

Additional paid-in capital:
Balance at beginning of period	57,236	52,670
Stock options exercised	1,452	659
Preferred stock issuance costs	(1,401)	—
Balance at end of period	57,287	53,329

Legal surplus:
Balance at beginning of period	21,099	15,997
Transfer from retained earnings	1,324	1,241
Balance at end of period	22,423	17,238

Retained earnings:
Balance at beginning of period	106,358	75,806
Net income	13,559	11,574
Cash dividends declared on common stock	(2,505)	(2,069)
Cash dividends declared on preferred stock	(597)	(597)
Transfer to legal surplus	(1,324)	(1,241)
Balance at end of period	115,491	83,473

Treasury stock:
Balance at beginning of period	(35,888)	(33,674)
Stock purchased	(394)	(944)
Balance at end of period	(36,282)	(34,618)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(309)	6,830
Other comprehensive income (loss), net of tax	(41,471)	6,541
Balance at end of period	(41,780)	13,371

Total stockholders’ equity	$205,023	$181,648

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	2003	2002
COMPREHENSIVE INCOME (LOSS):

Net income	$13,559	$11,574

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$(48,392)	$24,057
Realized gains on investment securities available-for-sale included in net income	(3,965)	(4,332)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	3,946	(16,214)
Realized loss on derivatives designated as cash flow hedges included in net income	4,203	3,443
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	164	93
Income tax effect related to unrealized (gain) loss on securities available-for-sale	2,573	(506)
Other comprehensive income (loss) for the period	(41,471)	6,541

Comprehensive income (loss)	$(27,912)	$18,115

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	2003	2002
Cash flows from operating activities:
Net income	$13,559	$11,574
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees and costs	(797)	(371)
Amortization of premiums and accretion of discounts on investment securities, net	4,805	(781)
Depreciation and amortization of premises and equipment	1,138	1,109
Deferred income tax expense (benefit)	437	(316)
Provision for loan losses	1,340	840
Loss (gain) on:
Sale of securities available-for-sale	(3,965)	(4,332)
Mortgage banking activities	(2,746)	(1,941)
Derivatives activities	52	3,265
Sale of premises and equipment	—	220
Originations of loans held-for-sale	(105,366)	(27,493)
Proceeds from sale of loans held-for-sale	74,756	236
Net decrease (increase) in:
Trading securities	(1,117)	2,122
Accrued interest receivable	88	(61)
Other assets	(1,596)	(3,197)
Net increase in:
Accrued interest on deposits and borrowings	2,443	2,997
Other liabilities	1,322	4,355
Total adjustments	(29,206)	(23,348)

Net cash used in operating activities	(15,647)	(11,774)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(549,456)	(167,461)
Investment securities held-to-maturity	(51,091)	—
Net (purchases)/redemption of equity options	(620)	163
Maturities and redemptions of:
Investment securities available-for-sale	245,541	129,027
Investment securities held-to-maturity	7,931	—
Proceeds from sale of investment securities available-for-sale	104,684	48,872
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(12,887)	(78,076)
Principal repayment of loans	50,536	39,213
Capital expenditures	(2,591)	(1,234)
Net cash used in investing activities	(207,953)	(29,496)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	(36,719)	39,559
Securities sold under agreements to repurchase	42,483	15,095
Proceeds from:
Advances from FHLB	257,200	—
Exercise of stock options	1,652	714
Repayments of:
Advances from FHLB	(81,200)	(3,200)
Term notes	—	—
Issuance of trust redeemable preferred securities, net	33,960	—
Issuance of preferred stock, net	33,099	—
Stock purchased	(394)	(944)
Dividends paid	(3,073)	(2,664)
Net cash provided by financing activities	247,008	48,560

Net increase in cash and cash equivalents	23,408	7,290
Cash and cash equivalents at beginning of period	17,097	10,312
Cash and cash equivalents at end of period	$40,505	$17,602

Cash and cash equivalents include:
Cash and due from banks	$9,155	$15,508
Short term investments	31,350	2,094
	$40,505	$17,602
Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$16,009	$16,551
Income taxes paid	$1,800	$—
Real estate loans securitized into mortgage-backed securities	$31,111	$26,437
Investment securities available-for-sale transferred to held-to-maturtity	$856,037	$—
Accrued dividend payable	$2,501	$2,067
Other comprehensive income (loss) for the period	$(41,471)	$6,830
Securities sold but not yet delivered	$156,487	$153,021
Securities purchased but not yet received	$50,520	$97,818
Transfer from loans to foreclosed real estate	$85	$224

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of September 30, 2003 and June 30, 2003, and the results of operations and cash flows for the quarters ended September 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2003 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the quarters ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2003, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company that provides a wide range of financial services such as retail and commercial banking, mortgage banking, and commercial and consumer lending, as well as financial planning, insurance sales, money management and investment brokerage services, and corporate and individual trust services.  The Group focuses its marketing on attracting professional consumer and commercial customers.  It operates through three major business segments, Retail Banking, Treasury, and Financial Services, which are comprised of six subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc., Caribbean Pension Consultants, Inc., Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”).  Main offices for the Group and most of its subsidiaries are located in San Juan, Puerto Rico.  Note 8 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Oriental is incorporated under the laws of the Commonwealth of Puerto Rico and operates under U.S. and Puerto Rico banking laws and regulations.  The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. The Bank operates through twenty-three branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). The Bank operates an “international banking entity” under the name of “O.B.T International Bank” (the “Oriental IBE”) as a division of the Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”).  International banking entities are currently exempt from taxation under Puerto Rico laws. Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance, Inc. is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

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

•      Allowance for Loan Losses

The Group assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon.  The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group’s loan portfolio.  The Group’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.  Any significant changes in these considerations would have an impact on the allowance for loan losses. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Non-Performing Assets” for a detailed description of the Group’s estimation process and methodology related to the allowance for loan losses.

•      Financial Instruments

Certain financial instruments including derivatives, hedged items and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income (loss) or other gains and losses as appropriate.  Fair values are based on listed market prices, if available.  If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments.  Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time valued and yield curve or volatility factors underlying the positions.

•      Impairment of Investment Securities

The Group evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Group’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analysis made by major brokerage houses. The Group also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal, and available secondary market prices from broker/dealer and interest obligations on any mortgage and other asset backed security will not be received in a timely manner, the security is written down to fair value.

The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by a major brokerage house. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Group’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

Stock Option Plans

At September 30, 2003, the Group has four stock-based employee compensation plans: the 1988, 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger or reorganization. Stock options vest upon completion of specified years of service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted during the quarters ended September 30, 2003 and 2002 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Quarter Ended September 30,
(In thousands, except for per share data)	2003	2002
Net income, as reported	$13,559	$11,574
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	332	305
Pro forma net income	$13,227	$11,269

Earning per share:
Basic - as reported	$0.73	$0.64
Basic - pro forma	$0.71	$0.62

Diluted - as reported	$0.69	$0.60
Diluted - pro forma	$0.68	$0.58

The fair value of each option granted during the quarters ended September 30, 2003 and 2002 was $7.55 and $5.78 per option, respectively, as adjusted for the stock split declared on October 28, 2002. The fair value of each option granted during the quarters ended September 30, 2003 and 2002 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

The following assumptions were used in estimating the fair value of the options granted, after giving retroactive effect to the 25% stock split declared on October 28, 2002:

(1)   The expected option term is 7 years.

(2)   The expected weighted average volatility was 33% for options granted in the quarter ended September 30, 2003 (2002 – 32%).

(3)   The expected weighted average dividend yield was 2.35% for options granted in the quarter ended September 30 2003 (2002 – 3.19%).

(4)   The weighted average risk-free interest rate was 3.94% for options granted in the quarter ended September 30, 2003 (2002 – 4.10%).

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At September 30, 2003 and June 30, 2003 the Group’s short term investments were comprised of::

	(In thousands)
	September 30, 2003	June 30, 2003

Securities purchased under agreements to resell	$28,216	$—
Time deposits with other banks	2,957	787
Money market accounts and other short-term investments	177	365
	$31,350	$1,152

As of September 30, 2003, the securities purchased under agreements to resell were collateralized by agency mortgage backed-securities with a fair value of $28,228,000. These securities were in the Group’s possession and the counterparty retained effective control over the collateral.

Trading Securities

A summary of trading securities owned by the Group at September 30, 2003 and June 30, 2003 is as follows:

	(In thousands)
	September 30, 2003	June 30, 2003
Equity securities	$1,925	$855
Mortgage-backed securities	10	51
P.R. Government and agency obligations	219	131
Total trading securities	$2,154	$1,037

As of September 30, 2003, the Group’s trading portfolio weighted average yield was 6.78% (June 30, 2003 – 6.35%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2003 and June 30, 2003, were as follows:

	September 30, 2003 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
Available-for-sale
US Treasury securities	$98,706	$390	$836	$98,260	3.44%
Puerto Rico Government and agency obligations	45,151	1,857	120	46,888	5.79%
Other debt securities	9,370	1,394	—	10,764	9.04%
Total investment securities	153,227	3,641	956	155,912

FNMA and FHLMC certificates	837,803	13,243	2,175	848,871	4.31%
GNMA certificates	81,692	1,371	106	82,957	4.33%
Collateralized mortgage obligations (CMOs)	186,618	6,430	255	192,793	5.58%
Total mortgage-backed-securities	1,106,113	21,044	2,536	1,124,621

Total securities available-for-sale	$1,259,340	$24,685	$3,492	$1,280,533	4.51%

Held-to-maturity
Puerto Rico Government and agency obligations	$52,137	$—	$800	$51,337	5.28%
Total investment securities	52,137	—	800	51,337	5.28%

FNMA and FHLMC certificates	556,856	16,591	—	573,447	5.43%
GNMA certificates	290,146	6,575		296,721	5.41%
Total mortgage-backed-securities	847,002	23,166	—	870,168

Total securities held-to-maturity	$899,139	$23,166	$800	$921,505	5.41%

	June 30, 2003 (In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
Available-for-sale
US Treasury securities	$54,444	$172	$803	$53,813	3.49%
Puerto Rico Government and agency obligations	46,914	3,195	32	50,077	5.95%
Other debt securities	9,368	1,434	—	10,802	9.04%
Total investment securities	110,726	4,801	835	114,692

FNMA and FHLMC certificates	1,638,567	29,061	1,673	1,665,955	4.59%
GNMA certificates	206,013	5,318	110	211,221	4.78%
CMOs	207,174	8,876	314	215,736	5.68%
Total mortgage-backed-securities	2,051,754	43,255	2,097	2,092,912

Total securities available-for-sale	$2,162,480	$48,056	$2,932	$2,207,604	4.73%

At June 30, 2003, there were no held-to-maturity securities.

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2003, by contractual maturity, are shown in the next table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after 1 to 5 years	$89,280	$90,014	$—	$—
Due after 5 to 10 years	27,029	26,534	—	—
Due after 10 years	36,918	39,364	52,137	51,337
	153,227	155,912	52,137	51,337
Mortgage-backed securities	1,106,113	1,124,621	847,002	870,168
	$1,259,340	$1,280,533	$899,139	$921,505

Proceeds from the sale of investment securities available-for-sale during the quarter ended September 30, 2003 totaled $259,277,000 (2002 - $130,143,000). Gross realized gains and losses on those sales during the quarter ended September 30, 2003 were $4,835,000 and $870,000, respectively, (2002 – $5,428,000 and $1,096,000, respectively). During the first quarter of fiscal year 2004, the Group’s management reclassified, at fair value, $856,037,000 of its available-for-sale investment portfolio to the held-to-maturity investment category as management now intends to hold these securities to maturity. For the quarters ended September 30, 2003 and 2002, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activity is mainly with consumers located in Puerto Rico. Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer. The composition of the Group’s loan portfolio at September 30, 2003 and June 30, 2003 was as follows:

	(In thousands)
	September 30, 2003	June 30, 2003
Loans secured by real estate:
Residential - 1 to 4 family	$546,531	$584,009
Non-residential real estate loans	2,133	3,500
Home equity loans and secured personal loans	81,913	87,016
Commercial	30,487	27,175
	661,064	701,700
Less: deferred loan fees, net	(12,247)	(13,651)
Total loans secured by real estate	648,817	688,049
Other loans:
Commercial	13,497	15,756
Personal consumer loans and credit lines	19,187	20,530
Financing leases, net of unearned interest	17	42
Less: deferred loan fees, net	(85)	(82)
Loans receivable	681,433	724,295
Allowance for loan losses	(5,889)	(5,031)
Loans receivable, net	675,544	719,264
Loans held-for-sale (residential 1 to 4 family mortgage loans)	8,697	9,198
Total loans, net	$684,241	$728,462

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters ended September 30, 2003 and 2002.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2003 and June 30, 2003, the Group determined that no specific impairment allowance was required for those loans evaluated for impairment.

NOTE 4 - PLEDGED ASSETS:

At September 30, 2003, investment securities and residential mortgage loans with a carrying value of $1,407,904,000 and $457,352,000, respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements. As of September 30, 2003, investment securities available-for-sale and held-to-maturity not pledged amounted to $462,702,000 and $309,066,000 respectively.

NOTE 5 – TRUST REDEEMABLE PREFERRED SECURITIES

On August 28, 2003, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust”), a wholly-owned special purpose subsidiary of Oriental Financial Group Inc., was formed for the purpose of issuing company-obligated securities. On September 17, 2003, $35 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank-holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters. The securities have a par value of $35 million, bear interest based on 3 months LIBOR plus 295 basis points (4.09% at September 30, 2003), payable quarterly, and mature on September 17, 2033. The securities may be called at par after five years. The proceeds from this issuance were used by the Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures issued by Oriental, which have the same maturity and call provisions as the trust redeemable preferred securities.

These company-obligated securities of the subsidiary grantor trust (trust redeemable preferred securities) are accounted for as a liability on the consolidated statements of financial condition (see Note 9). Dividends on the trust redeemable preferred securities are accounted for as an interest expense on an accrual basis. These debts are treated as Tier-1 capital for regulatory purposes.

NOTE 6 – DERIVATIVES ACTIVITIES

The Group utilizes various derivative instruments for hedging purposes, such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options, such as caps and options, in managing its interest rate risk exposure.  The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Under the caps, the Group pays an up front premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income (loss), until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at September 30, 2003 and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)
	September 30, 2003	June 30, 2003
Swaps:
Pay fixed swaps notional amount	$575,000	$650,000
Weighted average pay rate – fixed	3.88%	3.97%
Weighted average receive rate – floating	1.13%	1.24%
Maturity in months	1 to 85	1 to 88
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.16%	1.31%
Maturity in months	6	9

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the index.  If the index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of September 30, 2003 and June 30, 2003 is as follows:

	Notional Amount (In thousands)
	September 30, 2003	June 30, 2003
Type of Contract:

Cash Flows Hedging Activities:
Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$575,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450

Purchased options used to manage exposure to the stock market on stock indexed deposits	238,500	232,800

Embedded options on stock indexed deposits	232,994	229,574

Caps	75,000	75,000
	$549,244	$544,824

During the quarters ended September 30, 2003 and 2002, $52,000 and $3.3 million, respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. Unrealized gains (losses) of $8.1 million and ($12.8) million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss) during the same periods. Ineffectiveness of $18,000 and $385,000 were credited to earnings during quarters ended September 30, 2003 and 2002, respectively.

At September 30, 2003 and June 30, 2002, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $185,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $8.4 million and $7.4 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $8.4 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $34.6 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of September 30, 2003 and June 30, 2003.

NOTE 7  – STOCKHOLDERS’ EQUITY TRANSACTIONS:

Stock Dividend

On October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by registered shareholders as of December 30, 2002. As a result, 3,864,800 shares of common stock were distributed on January 15, 2003. For purpose of the computation of income per common share, cash dividend and stock price, the stock dividends were retroactively recognized for the quarters presented in the accompanying consolidated financial statements.

Preferred Stock

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were $33,099,000, net of $1,401,000 of expenses.

The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date and (4) liquidation value of $25 per share.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program supersedes the ongoing repurchase program established earlier.  The Group will make such repurchases from time to time, depending on market conditions and prices. During the quarters ended September 30, 2003 and 2002, the Group repurchased 15,800 and 42,500 shares of its common stock, for $394,000 and $944,000, respectively.

NOTE 8  – SEGMENT REPORTING:

In the quarter ended September 30, 2002, the Group operated the following three major reportable segments: Financial Services, Mortgage Banking, and Retail Banking. In the third quarter of fiscal 2003, the Group segregated its businesses into the following new major reportable segments of business: Retail Banking, Treasury and Financial Services. As required by GAAP, consolidated financial statements published by the Group will reflect modifications to its reportable segments resulting from this organizational change, including reclassification of all comparable prior period segment information.

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

The Group’s two largest business segments are Retail Banking and Treasury. Retail Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The mortgage banking activities are carried out by the Bank’s mortgage banking division, which principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using another institution as issuer. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others. The Treasury segment encompasses all of the Group’s assets and liabilities management activities such as: purchases and sales of investment securities, interest rate risk management and funding derivatives and borrowings.

The Group’s third largest business segment is Financial Services. It is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended September 30, 2003 and 2002:

	Unaudited - quarter ended September 30 (Dollars in thousands)
	Retail Banking	Treasury	Financial Services	Total Major Segments	Other Segments	Eliminations	Consolidated Total

September 30, 2003
Interest income	$13,333	$23,011	$17	$36,361	$1,509	$(505)	$37,365
Interest expense	(4,255)	(13,564)	—	(17,819)	(1,138)	505	(18,452)
Net interest income	9,078	9,447	17	18,542	371	—	18,913
Non-interest income	3,865	3,913	4,812	12,590	337	—	12,927
Non-interest expenses	(12,234)	(390)	(2,600)	(15,224)	(157)	—	(15,381)
Intersegment revenue	644	—	219	863	—	(863)	—
Intersegment expense	—	—	(908)	(908)	45	863	—
Equity income in subsidiaries	—	—	—	—	17,078	(17,078)	—
Provision for loan losses	(1,340)	—	—	(1,340)			(1,340)
Income before taxes	$13	$12,970	$1,540	$14,523	$17,674	$(17,078)	$15,119

Total assets as of September 30, 2003	$866,361	$2,231,204	$10,433	$3,107,998	$330,131	$(285,209)	$3,152,920

September 30, 2002
Interest income	$12,614	$24,430	$40	$37,084	$1,142	$(512)	$37,714
Interest expense	(6,159)	(12,865)	—	(19,024)	(1,036)	512	(19,548)
Net interest income	6,455	11,565	40	18,060	106	—	18,166
Non-interest income	3,162	1,490	2,896	7,548	19		7,567
Non-interest expenses	(10,009)	(368)	(2,179)	(12,556)	(280)		(12,836)
Intersegment revenue	685	—	—	685		(685)	—
Intersegment expense	—	—	(527)	(527)	(158)	685	—
Equity income in subsidiaries	—	—	—	—	10,984	(10,984)	—
Provision for loan losses	(840)	—	—	(840)	—	—	(840)
Income (loss) before taxes	$(547)	$12,687	$230	$12,370	$10,671	$(10,984)	$12,057

Total assets as of September 30, 2002	$757,525	$1,806,814	$6,278	$2,570,617	$249,081	$(214,413)	$2,605,285

NOTE 9 – RECENT ACCOUNTING DEVELOPMENTS:

Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51

In January 2003, the Financial Accounting Standards Board (“FASB”) Issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. In its current form, FIN No. 46 may require the Group to deconsolidate its investments in the Statutory Trust I and Statutory Trust II in the financial statements. The potential de-consolidation of subsidiary trusts of financial holding companies formed in connecting with the issuance of trust preferred securities appears to be an unintended consequence of FIN No. 46. Implementation of FIN No. 46 is not expected to have a significant effect on the Group’s financial condition or results of operations.

On October 9, 2003, the FASB issued FSP FIN No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”. This FSP provides a deferral for interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if both of the following conditions apply:

1.     The variable interest entity was created before February 1, 2003.

2.     The public entity has not issued financial statements reporting that variable interest entity in accordance with FIN

No. 46, other than in the disclosure required by paragraph 26 of FIN No. 46.

The guidance in FSP is effective for financial statements issued after October 9, 2003.  A public entity is permitted to apply FIN No. 46 before the end of the deferral period to some or all of the variable interest entities in which it holds an interest; however, such partial early adoption requires disclosure.  Application of this deferral provision by restatement is not permitted.

In July 2003, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve Board intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Group’s financial condition or results of operations.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of SFAS No. 150 did not have a significant effect on the Group’s financial condition or results of operations.

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

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except share information)

EARNINGS, PER SHARE AND DIVIDENDS DATA:

	2003	2002	Variance%

Interest income	$37,365	$37,714	-0.9%
Interest expense	18,452	19,548	-5.6%
Net interest income	18,913	18,166	4.1%
Provision for loan losses	1,340	840	59.5%
Net interest income after provision for loan losses	17,573	17,326	1.4%
Non-interest income	12,927	7,567	70.8%
Non-interest expenses	15,381	12,836	19.8%
Income before income taxes	15,119	12,057	25.4%
Income tax expense	(1,560)	(483)	223.0%
Net income	13,559	11,574	17.2%
Less: dividends on preferred stock	(597)	(597)	—
Net income available to common shareholders	$12,962	$10,977	18.1%

Income per common share (1):
Basic	$0.73	$0.64	14.1%
Diluted	$0.69	$0.60	15.0%

Average shares and potential shares (1)	18,695	18,337	2.0%

Book value per common share (1)	$7.68	$8.60	-10.7%
Market price at end of period (1)	$24.26	$17.60	37.8%
Cash dividends declared per common share (1)	$0.14	$0.12	16.7%
Cash dividends declared on common shares	$2,505	$2,069	21.1%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.74%	1.84%
Return on average common equity (ROE)	30.34%	31.10%
Efficiency ratio	55.09%	52.47%
Expense ratio	0.88%	1.14%
Interest rate spread	2.56%	3.08%
Number of financial centers	23	23

(1) Data adjusted to give retroactive effect to the 25% stock split declared on the Group’s common stock on October 28, 2002.

PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF SEPTEMBER 30, 2003 and JUNE 30, 2003

	September 30, 2003	June 30, 2003
Total financial assets
Trust assets managed	$1,633,922	$1,670,437	-2.2%
Broker-dealer assets gathered	1,035,666	962,919	7.6%
Assets managed	2,669,588	2,633,356	1.4%
Group bank assets owned	3,152,920	3,039,468	3.7%
Total financial assets managed and owned	$5,822,508	$5,672,824	2.6%

Investments and loans
Investment securities	$2,235,713	$2,232,330	0.2%
Loans (including loans held-for-sale), net	684,241	728,462	-6.1%
Securities sold but not yet delivered	156,487	1,894	8162.2%
	$3,076,441	$2,962,686	3.8%
Deposits and borrowings
Deposits	$1,006,708	$1,044,265	-3.6%
Repurchase agreements	1,443,081	1,400,598	3.0%
Other borrowings	391,000	180,000	117.2%
Securities purchased but not yet delivered	50,520	152,219	-66.8%
	$2,891,309	$2,777,082	4.1%
Stockholders’ equity
Preferred equity	$68,000	$33,500	103.0%
Common equity	137,023	168,180	-18.5%
	$205,023	$201,680	1.7%
Capital Ratios:
Leverage capital	10.08%	8.19%
Total risk-based capital	41.23%	25.00%
Tier 1 risk-based capital	40.47%	24.48%

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
	2003	2002	Variance in %	2003	2002	Variance in BP	2003	2002	Variance in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$37,365	$37,714	-0.93%	5.16%	6.56%	-140	$2,894,965	$2,301,077	25.81%
Tax equivalent adjustment	12,706	13,751	-7.60%	1.76%	2.39%	-63	—	—	0.00%
Interest-earning assets — tax equivalent	50,071	51,465	-2.71%	6.92%	8.95%	-203	2,894,965	2,301,077	25.81%
Interest-bearing liabilities	18,452	19,548	-5.61%	2.60%	3.48%	-88	2,838,205	2,244,990	26.42%
Net interest income / spread	$31,619	$31,917	-0.93%	4.32%	5.47%	-115	$56,760	$56,087	1.20%

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$24,086	$25,128	-4.2%	4.48%	6.05%	-157	$2,150,496	$1,661,812	29.41%
Investment management fees	(394)	(408)	-3.4%	-0.07%	-0.10%	-3	—	—	0.00%
Total investment securities	23,692	24,720	-4.2%	4.41%	5.95%	-154	2,150,496	1,661,812	29.41%
Trading securities	4	306	-98.7%	1.34%	6.15%	-481	1,195	19,908	-94.00%
Money market investments	39	54	-27.8%	1.76%	2.04%	-28	8,857	10,589	-16.36%
	23,735	25,080	-5.4%	4.39%	5.93%	-154	2,160,548	1,692,309	27.67%

Loans:
Real estate (1)	12,318	11,102	11.0%	7.34%	8.13%	-79	671,163	546,021	22.92%
Consumer	638	750	-14.9%	13.22%	14.61%	-139	19,300	20,540	-6.04%
Commercial	674	784	-14.0%	6.14%	7.48%	-134	43,929	41,950	4.72%
Financing leases (2)	—	(2)	-100.0%	0.00%	-3.11%	311	25	257	-90.27%
	13,630	12,634	7.9%	7.42%	8.30%	-88	734,417	608,768	20.64%

	37,365	37,714	-0.9%	5.16%	6.56%	-140	2,894,965	2,301,077	25.81%
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	61,670	50,517	22.08%
Now Accounts	161	320	-49.7%	0.94%	2.23%	-129	68,192	57,512	18.57%
Savings	224	400	-44.0%	1.03%	1.96%	-93	87,223	81,515	7.00%
Time and IRA accounts	7,155	8,101	-11.7%	3.62%	4.02%	-40	789,661	805,083	-1.92%
	7,540	8,821	-14.5%	3.00%	3.55%	-55	1,006,746	994,627	1.22%
Borrowings:
Repurchase agreements	4,184	4,605	-9.1%	1.12%	1.85%	-73	1,490,465	993,483	50.02%
Interest rate risk management	4,203	3,443	22.1%	1.13%	1.39%	-26	—	—	0.00%
Financing fees	109	76	43.4%	0.03%	0.03%	0	—	—	0.00%
Total repurchase agreements	8,496	8,124	4.6%	2.28%	3.27%	-99	1,490,465	993,483	50.02%
FHLB funds and term notes	1,927	2,091	-7.8%	2.56%	3.77%	-121	300,668	221,880	35.51%
Trust redeemable prefered stock	489	512	-4.5%	4.85%	5.85%	-100	40,326	35,000	15.22%
	10,912	10,727	1.7%	2.38%	3.43%	-105	1,831,459	1,250,363	46.47%

	18,452	19,548	-5.6%	2.60%	3.48%	-88	2,838,205	2,244,990	26.42%

Net interest income / spread	$18,913	$18,166	4.1%	2.56%	3.08%	-52

Interest rate margin				2.61%	3.16%	-55

Excess of interest-earning assets over interest-bearing liabilities							$56,760	$56,087	1.20%

Interest-earning assets over interest-bearing liabilities ratio							102.00%	102.50%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Loans (1)	$2,425	$(1,429)	$996
Investments	6,011	(7,356)	(1,345)
	8,436	(8,785)	(349)

Interest Expense:
Deposits	$106	(1,387)	(1,281)
Borrowings	5,549	(5,364)	185
	5,655	(6,751)	(1,096)

Net Interest Income	$2,781	$(2,034)	$747

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

TABLE 2 – NON-INTEREST INCOME SUMMARY

	Quarter Period
	2003	2002	Variance%

Commissions and fees from fiduciary activities	$2,159	$1,440	49.9%
Commissions, broker fees and other	1,862	1,164	60.0%
Insurance commissions and fees	543	235	131.1%
Mortgage banking activities	2,746	1,941	41.5%
Non-banking service revenues	7,310	4,780	52.9%

Fees on deposit accounts	1,194	1,028	16.1%
Bank service charges and commissions	458	392	16.8%
Other operating revenues	45	100	-55.0%
Bank service revenues	1,697	1,520	11.6%

Securities net activity	3,965	4,332	-8.5%
Trading net activity	7	420	-98.3%
Derivatives net activity	(52)	(3,265)	-98.4%
Securities, derivatives and trading activities	3,920	1,487	163.6%

Loss on sale of premises and equipment	—	(220)	-100.0%

Total non-interest income	$12,927	$7,567	70.8%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

Fixed compensation	$5,190	$3,818	35.9%
Variable compensation	865	824	5.0%
Total compensation and benefits	6,055	4,642	30.4%

Occupancy and equipment	2,294	2,160	6.2%
Advertising and business promotion	2,070	1,793	15.4%
Professional and service fees	1,640	1,826	-10.2%
Communications	453	426	6.3%
Municipal and other general taxes	432	388	11.3%
Insurance, including deposits insurance	195	141	38.3%
Printing, postage, stationery and supplies	294	273	7.7%
Other operating expenses	1,948	1,187	64.1%
Other non-interest expenses	9,326	8,194	13.8%

Total non-interest expenses	$15,381	$12,836	19.8%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	39.4%	36.2%
Variable compensation to total compensation	14.3%	17.8%
Compensation to total assets	0.77%	0.71%
Average compensation per employee (annualized)	$44.8	$46.5
Average number of employees	541	399
Bank assets per employee	$5,828	$6,530

Total work force:
Banking operations	459	365
Trust operations	58	24
Brokerage and Insurance operations	38	37
Total work force	555	426

SELECTED FINANCIAL DATA

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands)

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

	Quarter Period		Change in %
	2003	2002

Balance at beginning of period	$5,031	$3,039	65.5%
Provision for loan losses	1,340	840	59.5%
Net credit losses — see Table 5	(482)	(579)	-16.8%
Balance at end of period	$5,889	$3,300	78.5%

Selected Data and Ratios:
Outstanding gross loans at September 30,	$690,130	$620,414	11.2%
Recoveries to net charge-off’s	35.4%	27.4%	29.4%
Allowance coverage ratio
Total loans	0.85%	0.53%	60.4%
Non-performing loans	20.56%	14.33%	43.5%
Non-real estate non-performing loans	193.65%	197.01%	-1.7%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Consumer
Charge-offs	(385)	(409)	-5.9%
Recoveries	70	124	-43.5%
	(315)	(285)	10.5%
Commercial
Charge-offs	—	—	0.0%
Recoveries	11	26	-57.7%
	11	26	-57.7%
Leasing (1)
Charge-offs	(16)	(30)	-46.7%
Recoveries	73	61	19.7%
	57	31	83.9%
Overdraft
Charge-offs	(345)	(358)	-3.6%
Recoveries	110	7	1471.4%
	(235)	(351)	-33.0%
Net credit losses
Total charge-offs	(746)	(797)	-6.4%
Total recoveries	264	218	21.1%
	$(482)	$(579)	-16.8%
Net credit losses (recoveries) average ratio:
Consumer	6.53%	5.55%
Commercial	-0.10%	-0.25%
Leasing	-912.00%	-48.25%
Total	0.26%	0.38%

Average loans:
Real estate	$671,163	$546,021	22.9%
Consumer	19,300	20,540	-6.0%
Commercial	43,929	41,950	4.7%
Leasing	25	257	-90.3%
Total	$734,417	$608,768	20.6%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

(Dollars in thousands)

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:

	September 30, 2003	June 30, 2003	Change in %

Residential real estate	$2,333	$1,748	33.5%
Consumer	1,287	1,300	-1.0%
Commercial	402	433	-7.2%
Unallocated allowance	1,867	1,550	20.5%
	$5,889	$5,031	17.1%

Allowance composition:
Residential real estate	39.6%	29.7%
Consumer	21.9%	22.1%
Commercial	6.8%	7.4%
Unallocated allowance	31.7%	40.8%
	100.0%	100.0%

TABLE 7 - NON-PERFORMING ASSETS:

Non-performing assets:

Non- Accruing Loans	$11,005	$10,350	6.3%
Accruing Loans over 90 days Past Due	17,641	18,532	-4.8%
Total Non-performing loans	$28,646	$28,882	-0.8%
Foreclosed real estate	383	536	-28.5%
	$29,029	$29,418	-1.3%

Non-performing assets to total assets	0.92%	0.97%	-4.9%

Interest which could have recorded in the period if the loans had not been classified as non-accruing loans	$681	$648	5.1%

TABLE 8 - NON-PERFORMING LOANS:

Non-performing loans:
Residential real estate	25,605	26,567	-3.6%
Commercial	2,554	1,798	42.0%
Consumer	$487	$517	-5.8%
Total	$28,646	$28,882	-0.8%

Non-performing loans composition:
Residential real estate	89.4%	92.0%
Commercial	8.9%	6.2%
Consumer	1.7%	1.8%
Total	100.0%	100.0%

Non-performing loans to:
Total loans	4.15%	3.94%	5.3%
Total assets	0.91%	0.95%	-4.4%
Total capital	13.97%	14.32%	-2.4%

(1) Discontinued in June 2000.

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

(Dollars in thousands)

TABLE 9 -  BANK ASSETS SUMMARY AND COMPOSITION

	September 30, 2003	June 30, 2003	Variance %

Investments:
Mortgage-backed securities	$1,971,633	$2,092,939	-5.8%
U.S. Government and agency obligations	98,260	53,813	82.6%
P.R. Government and agency obligations	99,244	50,208	97.7%
Other Securities	12,689	11,681	8.6%
Short-term investments	31,350	1,152	2621.4%
FHLB stock	22,537	22,537	—
	2,235,713	2,232,330	0.2%
Loans:
Residential and personal mortgages (1)	618,330	660,874	-6.4%
Consumer	19,355	19,868	-2.6%
Commercial, mainly real estate	43,748	43,553	0.4%
Loans receivable	681,433	724,295	-5.9%
Allowance for loan losses	(5,889)	(5,031)	17.1%
Loans receivable, net	675,544	719,264	-6.1%
Loans held for sale	8,697	9,198	-5.4%
Total loans receivable, net	684,241	728,462	-6.1%

Securities and loans sold but not yet delivered	156,487	1,894	8162.20%

Total securities and loans	3,076,441	2,962,686	3.8%
Other assets	76,479	76,782	-0.4%
Total assets	$3,152,920	$3,039,468	3.7%

Investments portfolio composition:
Mortgage-backed securities	88.2%	93.8%
U.S. and P.R. Government securities	8.8%	4.7%
FHLB stock and other investments	3.0%	1.5%
	100.0%	100.0%
Loan portfolio composition:
Residential and personal mortgages (1)	90.9%	91.4%
Consumer	2.8%	2.7%
Commercial, mainly real estate	6.3%	5.9%
	100.0%	100.0%

(1)  Includes mortgage loans held for sale.

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

(Dollars in thousands)

TABLE 10 –  LIABILITIES SUMMARY AND COMPOSITION

	September 30, 2003	June 30, 2003	Variance %

Deposits:
Demand deposits	$128,106	$132,308	-3.2%
Saving accounts	85,617	92,206	-7.1%
Individual retirement accounts	353,732	348,105	1.6%
Certificates of deposits - other	437,729	469,790	-6.8%
	1,005,184	1,042,409	-3.6%
Accrued interest	1,524	1,856	-17.9%
	1,006,708	1,044,265	-3.6%
Borrowings:
Repurchase agreements	1,443,081	1,400,598	3.0%
FHLB funds	306,000	130,000	135.4%
Trust redeemable preferred securities	70,000	35,000	100.0%
Term notes	15,000	15,000	0.0%
	1,834,081	1,580,598	16.0%

Securities purchased but not yet received	50,520	152,219	-66.8%

Total deposits and borrowings	2,891,309	2,777,082	4.1%
Other liabilities	56,588	60,706	-6.8%
Total liabilities	$2,947,897	$2,837,788	3.9%

Deposits portfolio composition percentages:
Demand deposits	12.7%	13.2%
Saving accounts	8.5%	9.2%
Individual retirement accounts	35.2%	34.6%
Certificates of deposits - other	43.6%	43.0%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Repurchase agreements	78.7%	88.6%
FHLB funds	16.7%	8.2%
Trust redeemable preferred securities	3.8%	2.2%
Term notes	0.8%	1.0%
	100.0%	100.0%

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

(In thousands, except for per share data)

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA

	September 30, 2003	June 30, 2003	Variance %

Capital data:
Stockholders’ equity	$205,023	$201,680	1.7%
Leverage Capital (minimum required - 4.00%)	10.08%	8.19%	23.1%
Total Risk-Based Capital (minimum required - 8.00%)	41.23%	25.00%	64.9%
Tier 1 Risk-Based capital (minimum required - 4.00%)	40.47%	24.48%	65.3%

Stock data:
Outstanding common shares, net of treasury	17,843	17,659	1.0%
Book value	$7.73	$9.52	-18.8%
Market Price at end of period	$24.26	$25.69	-5.6%
Market capitalization	$432,871	$453,660	-4.6%

	September 30, 2003	September 30, 2002	Variance %
Common dividend data:
Cash dividends declared	$2,505	$2,069	21.1%
Cash dividends declared per share (1)	$0.14	$0.12	16.7%
Payout ratio	19.3%	18.8%	2.5%
Dividend yield	2.22%	3.09%	-28.4%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods.  Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock split and stock dividends declared on the Group’s common stock.

			Cash Dividend Per share
	Price
	High	Low
Fiscal 2004
September 30, 2003	$26.98	$23.33	$0.1400

Fiscal 2003
June 30, 2003	$26.34	$21.66	$0.1400
March 31, 2003	$21.73	$20.06	$0.1400
December 31, 2002	$20.61	$15.88	$0.1400
September 30, 2002 (1)	$20.19	$16.60	$0.1200

Fiscal 2002 (1):
June 30, 2002	$20.29	$16.04	$0.1200
March 31, 2002	$17.40	$13.33	$0.1200
December 31, 2001	$15.13	$13.02	$0.1091
September 30, 2001	$15.89	$12.22	$0.1091

(1) Adjusted to give retroactive effect to the stock dividends declared on the Group’s common stock on October 28, 2002.

OVERVIEW OF FINANCIAL PERFORMANCE

Net income for the quarter ended September 30, 2003, was $13.6 million, an increase of 17.2 percent from the $11.6 million reported in the quarter ended September 30, 2002.  Earnings per diluted share increased to $0.69 for the quarter ended September 30, 2003, up 15 percent from $0.60 for the corresponding period last year.

Return on equity (ROE), which remains among the highest within Oriental’s peer group, was 30.34 percent for the quarter ended September 30, 2003, compared to 31.10 percent in the same three months of the previous fiscal year. The return on assets (ROA) decreased to 1.74 percent for the first quarter ended September 30, 2003, compared to 1.84 percent for the same period of fiscal year 2003.

Net interest income after provision for loan losses amounted to $17.6 million for the first quarter of fiscal 2004, compared with $17.3 million for the same three months of fiscal 2003, an increase of 1.4 percent.  The increase reflects Oriental’s effective management of assets and liabilities in an increasing rate environment, partially offset by repayments in August of some government mortgage-backed securities.  The provision for loan losses was conservatively increased by $500,000 to cover an expanded secured commercial loan business.  Actual net credit losses as a percentage of average loans decreased to 0.26 percent of the first quarter of fiscal 2004, compared with 0.38 percent, a year ago, a decrease of 31.6 percent.

Fees from mortgage banking, trust, investment brokerage and insurance services increased to $7.3 million, from $4.8 million a year earlier, up 52.9 percent, reflecting organic growth as well as the January 2003 acquisition of Caribbean Pension Consultants, Inc. (CPC), of Boca Raton, FL.  Banking service revenues increased 11.6 percent, to $1.7 million, from $1.5 million, a year ago, benefiting from Oriental’s strategy of improving its mix of higher revenue and lower cost deposit products and an increased number of customers.  As a result, these sources of income amounted to $9.0 million in the first quarter of fiscal 2004, compared with $6.3 million in the corresponding year-ago quarter, an increase of 43.0 percent.

Because of the higher rate environment, Oriental sold selected investments, primarily mortgage-backed securities, resulting in non-interest income of $4.0 million.  Net gain and valuation of securities and derivative activities was $1.3 million in the same quarter of the previous year.  Oriental does not anticipate that the first quarter’s level of sales activity will continue through the balance of the year.

Non-interest expenses amounted to $15.4 million for the fiscal quarter, up 19.8 percent form $12.8 million for the year-earlier quarter.  The increase was the result of investments in human resources, new technology, marketing and expansion of the current network of 23 branches.  In September 2003, Oriental opened a new branch on the “Golden Mile” of Hato Rey’s financial district in San Juan, which incorporates the bank’s latest concepts in integrated customer service.  Oriental plans to open 10 similar centers over the next five years as part of its strategic growth plan.

Total Group financial assets managed and owned (including assets managed by the trust department, the retirement plan administration subsidiary, and the broker-dealer subsidiary) increased 2.6 percent to $5.823 billion as of September 30, 2003, compared to $5.673 billion as of June 30, 2003. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary had a slight increase of 1.4 percent, to $2.670 billion, from $2.633 billion as of June 30, 2003, mainly due to the equity market improvement experienced during this quarter. The Group’s bank assets owned increased 3.7 percent, reaching $3.153 billion as of September 30, 2003, versus $3.039 billion as of June 30, 2003.

Total investments portfolio amounted to $2.236 billion, a 0.2 percent increase, when compared to $2.232 billion as of June 30, 2003. The loan portfolio decreased by 6.1 percent, to $684.2 million as of September 30, 2003, when compared to $728.5 million as of June 30, 2003. Most of the reduction came from residential mortgage loans (which include loans held for sale) which decreased by 6.4% as a result of larger sale volume of real estate loans in the secondary market and the repayment of loans.

On the liability side, deposits decreased 3.6 percent from $1.044 billion as of June 30, 2003, to $1.007 billion as of September 30, 2003. Repurchase agreements as of September 30, 2003, reached $1.443 billion, a 3.0 percent increase when compared to $1.401 billion as of June 30, 2003.

Finally, stockholders’ equity as of September 30, 2003, was $205.0 million, increasing 1.7 percent from $201.7 million as of June 30, 2003. This increase mainly reflects the impact of earnings retention, and the issuance of $34.5 million of preferred stock nearly offset by the increase in the accumulated other comprehensive loss of $41.5 million, mostly associated with lower unrealized gains on the securities available-for-sale portfolio.

Net Interest Income

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-

bearing liabilities (interest rate margin). The Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the quarter ended September 30, 2003, the Group’s net interest income amounted to $18.9 million, up 4.1% from $18.2 million in the same period of the previous fiscal year. This increase in net interest income was due to a positive volume variance of $2.8 million, partially offset by a negative rate variance of $2.0 million.

Interest rate spread dropped 52 basis points during the quarter ended September 30, 2003, to 2.56%, from 3.08% in the first quarter of the previous fiscal year. This was mainly due to a decrease in the average yield on investment and loans of 154 and 88 basis points, respectively. This was partially offset by a decline in the average cost of funds of 88 basis points.  Table 1 provides information on the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the quarter ended September 30, 2003 totaled $37.4 million, a 0.9% decrease from $37.7 million reported in the same period of the previous fiscal year. This was mainly due to the impact of prepayments on mortgage-backed securities directly related to the refinancing of higher rate mortgages, the reprising of floating rate commercial loans, and the purchase of interest-earning assets in a lower rate environment.

For the quarter ended September 30, 2003, the average volume of total interest-earning assets grew by 25.8%, to $2.895 billion versus $2.301 billion for the same period of the previous fiscal year. This increase was concentrated in mortgage-backed securities. The average volume of total loans grew by 20.6%, from $608.8 million for the quarter ended September 30, 2002, versus $734.4 million for the quarter ended September 30, 2003. This increase was concentrated in residential loans as the Group continued to promote and to improve mortgage loans origination. The average volume of real estate loans grew by 22.9%, from $546.0 million for the quarter ended September 30, 2002, to $671.2 million for the quarter ended September 30, 2003.

For the quarter ended September 30 ,2003, the average yield on interest-earning assets was 5.16%, 140 basis points lower than the 6.56% reported in the same period a year ago. The quarterly yield dilution experienced was mainly related to: (i) the expansion of Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the investment and loan portfolios; reflecting the decrease in market rates (4.39% and 7.42% for the quarter ended September 30, 2003, versus 5.93% and 8.30% respectively, for the same period of the previous fiscal year).

Interest expense for the quarter ended September 30, 2003 decreased 5.6% (to $18.5 million for the quarter ended September 30, 2003, from $19.5 million of the previous fiscal year). A lower average cost of funds of 2.60% for the quarter ended September 30, 2003, versus 3.48% for the same period of the previous fiscal year, drove the decrease. Larger average volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s loan and investment portfolios, drove the increase in average interest-bearing liabilities.

The cost of borrowings, mainly short-term financings, has substantially decreased, reflecting the decline in market rates. For the quarter ended September 30, 2003, the cost of borrowings decreased 105 basis points (2.38% in the quarter ended September 30, 2003 versus 3.43% in the quarter ended September 30, 2002). This funding category experienced its larger cost reduction of 121 and 99 basis point in FHLB funds and in repurchase agreements, respectively (2.56% and 2.28% cost for the quarter ended September 2003 versus 3.77% and 3.27% for the same quarter of the previous fiscal year, respectively).

Non-Interest Income

As a diversified financial services provider (see Table 2), the Group’s earnings depend not only on the net interest income generated from its banking and investment activities, but also from fees and other non-interest income generated from the wide array of financial services that it offers.  Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, and the level of mortgage banking activities, fees generated from loans, deposit accounts and insurance. Non-interest income rose to $12.9 million or 70.8% in the quarter ended September 30, 2003, compared to $7.6 million in the first quarter of the previous fiscal year.

Trust, money management, brokerage and insurance fees, one of the principal components of non-interest income, increased 60.8 percent during the quarter ended September 30, 2003, to $4.6 million, from $2.8 million for the same period of the previous fiscal year. This performance was driven by the brokerage subsidiary which sales production were around $540.0 million for the quarter ended September 30, 2003 which generated commissions of $1.360 million or an increase of 30.0% compared with the same period of the previous fiscal year and also by the increase in trust revenues of $719,000 when compared to the same period of the previous fiscal year, mainly due to the fee income generated by CPC, the retirement plan administration subsidiary acquired in January 2003.

For the quarter ended September 30, 2003, gains generated by mortgage banking activities increased to $2.7 million, 41.5% higher than the $1.9 million reported for the same quarter of the previous fiscal year reflecting the impact of greater volume of loan securitizations and sales.

Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions (See Table 2). These revenues totaled $1.7 million in the quarter ended September 30, 2003, an 11.6% increase versus $1.5 million reported in the same period the previous fiscal year. This was mainly due to a 16.1 percent increase on fees on deposit accounts which increased from $1.0 million, to $1.2 million in the quarter ended September 30, 2003.

As shown in Table 2, revenues on securities, derivatives and trading activities for the quarters ended September 30, 2003 and 2002, increased 163.6 percent. The net revenue on securities, derivatives, and trading activities for the quarter ended September 30, 2003 was $3.9, compared to $1.5 million for the same period of the previous fiscal year. For more information see “Derivatives Activities” in Note 6 to the unaudited Consolidated Financial Statements.

Non-Interest Expenses

Non-interest expenses for the quarter ended September 30, 2003 increased 19.8%, to $15.4 million, from $12.8 million in the comparable period of the previous fiscal year. This increase reflects the Group’s growth and increases in spending related to the expansion and improvement of its sales force, the acquisition of CPC, marketing, growth in the retail banking platform and continuing investment in technology and infrastructure supporting risk management processes as well as recent and future growth.

Employee compensation and benefits is the Group’s largest non-interest expense category. For the quarter ended September 30, 2003, total compensation and benefits amounted to $6.1 million, an increase of 30.4%, when compared to $4.6 million for the same period in the previous fiscal year. This reflects the expansion of the work force to encourage higher volume of business and the restructure of certain departments to improve customer satisfaction in our core business (refer to Table 3 for more selected data regarding employee compensation and benefits).

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended September 30, 2003 amounted to $9.3 million, a 13.8 percent increase when compared to $8.2 million for the same period in the previous year.

Occupancy and equipment expenses increased 6.2%, from $2.2 million in the quarter ended September 30, 2002, to $2.3 million in the quarter ended September 30, 2003, as a direct result of the addition of a new branch and the relocation of another branch to improve our retail banking platform in response to bank products demand.

During the quarter ended September 30, 2003 the Group continued its aggressive promotional campaign to enhance the market recognition of new and existing products in order to increase our fee-based revenues. As a result, in the quarter ended September 30, 2003, advertising and business promotions increased 15.4% to $2.1 million versus $1.8 million in the quarter ended September 30, 2002.

Professional and service fees decreased 10.2%, from $1.8 million in the quarter ended September 30, 2002, to $1.6 million in the quarter ended September 30, 2003.

The rise in communication, municipal and other general taxes, insurance, printing, postage, stationery and supply, and other operating expenses are mainly due to the general growth in the Group’s business activities, products and services offered.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2003, totaled $1.3 million, up 59.5% from the $840,000 reported for the same period of the previous year. The increase in the provision for loan losses reflects the required reserve increase as the Group’s commercial loan portfolio keeps its growing pace and for the increase in non-performing commercial loans. Non-performing commercial loans increased 42.0%, from $1.8 million as of June 30, 2003, to $2.6 million as of September 30, 2003.  Net credit losses average ratio decreased 12 basis points, from 0.38% in the quarter ended September 30, 2003, to 0.26% in the same period of the previous fiscal year.

Provision for Income Taxes

The Group recognized a provision for income tax of $1.6 million for the quarter ended September 30, 2003, compared with a provision of $483,000 for the same period of the previous fiscal year. This is in relationship with an increase of 25.4% in income before income taxes for the quarter ended September 30, 2003. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico.  Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico Governments and certain mortgage-backed securities, including securities held by the Group’s International Banking Entity.

FINANCIAL CONDITION

Group’s Assets

At September 30, 2003, the Group’s total assets amounted to $3.153 billion, an increase of 3.7%, when compared to $3.039 billion at June 30, 2003. On the same date, interest-earning assets reached $3.076 billion, up 3.8% versus $2.963 billion at June 30, 2003.

Investments are the Group’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P. R. Government municipal bonds. The Group decided to reposition its investment portfolio during the quarter ended September 30, 2003 and transferred a group of securities ($856 million) from the available-for-sale category to held-to-maturity category as management now intends to hold these securities to maturity. The investment portfolio increased 0.2%, to $2.236 billion, from $2.232 billion as of June 30, 2003 (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

At September 30, 2003, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, slightly decreased by 6.1 percent to $684.2 million when compared to $728.5 million at June 30, 2003. This was mainly due to a decrease in the residential and personal mortgage loans, the largest component of the Group’s loan portfolio, which decreased by 6.4 percent to $618.3 million when compared to $660.9 million at June 30, 2003. In addition, such decrease was due to the residential mortgage loans sold in the secondary market during the quarter that amounted to $113.6 million, or $86.9 million more than the $26.7 million sold during the quarter ended September 30, 2002.Table 9 and Note 3 of the unaudited Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

The second largest component of the Group’s loan portfolio is commercial loans, mainly secured by real estate. Commercial loans for September 30, 2003 and June 30, 2003 totaled $43.7 million and $43.6 million, respectively (6.3% and 5.9% of total gross loan portfolio, respectively). At September 30, 2003 and June 30, 2003, the consumer loan portfolio totaled $19.3 million and $19.8 million, respectively (2.8 % and 2.7% of the Group’s loan total gross portfolio, respectively). The Group discontinued lease originations as of June 30, 2000 and sold its portfolio, as the previously reported.

Liabilities and Funding Sources

As shown in Table 10, at September 30, 2003, the Group’s total liabilities reached $2.948 billion, 3.9% higher than the $2.838 billion reported at June 30, 2003. Deposits and borrowings, the Group’s funding sources, amounted to $2.891 billion at September 30, 2003, an increase of 4.1%, when compared to $2.777 billion recorded at June 30, 2003.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, trust redeemable preferred securities, and unused lines of credit. At September 30, 2003, they amounted to $1.834 billion, 16.0% higher than the $1.581 billion at June 30, 2003. The increase, mainly in repurchase agreements, reflects the funding needed to maintain the Group’s loans and investment portfolios growth.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank.  As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. Table 10 presents the composition of the Group’s borrowings at the end of the periods analyzed.

At September 30, 2003, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.007 billion, down 3.6%, compared to the $1.044 million reported as of June 30, 2003. A $26.4 million decrease (or 3.2%) in time deposits and IRA accounts mainly contributed to this reduction. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

Stockholders’ Equity

At September 30, 2003, the Group’s total stockholders’ equity was $205.0 million, a 1.7% increase, when compared to $201.7 million at June 30, 2003. In addition to earnings from operations, this rise reflects an increase on outstanding preferred stocks of $34.5 million offset by an increase of $41.5 million in the other accumulated comprehensive loss. Accumulated other comprehensive loss, net, consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.  At September 30, 2003, accumulated unrealized loss, net of tax, on derivatives designated as cash flow hedges was $33.5 million, a $8.3 million decrease, when compared to an accumulated unrealized loss of $41.8 million at June 30, 2003. On the other hand, accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $8.3 million at September 30, 2003, a $49.8 million negative change, when compared with an accumulated unrealized gain of $41.5 million at June 30, 2003. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at September 30, 2003 includes an unrealized loss amounted to $28.4 million related to securities transferred to the held-to-maturity category.  This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

During the first quarter ended September 30, 2003, the Group repurchased 15,800 common shares bringing to 2,041,163 shares the number of shares held by the Group as treasury stock.  The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2003, the Group’s market capitalization for its outstanding common stock was $432.9 million ($24.26 per share).

Under the regulatory framework for prompt corrective action, banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized.  The Bank exceeds those regulatory capital requirements. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

The Group’s total financial assets include the Group’s bank assets owned and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At September 30, 2003, they reached $5.823 billion – up 2.6%, when compared to $5.673 billion at June 30, 2003. The increase was largely due to a growth of 3.7% in the Group’s bank assets owned, when compared to June 30, 2003, and to the improvement in the equity market conditions as broker- dealer assets gathered increased 7.6% when compared to June 30, 2003. The Group’s financial assets main component is the assets owned by the Group, of which approximately 98 % are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to “Group’s Assets” under “Financial Condition” herein above.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2003, total assets managed by the Group’s trust division and CPC amounted to $1.634 billion, 2.2% less than the $1.670 billion at June 30, 2003.

The other financial asset component is assets gathered by the securities broker-dealer.  The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 2003, total assets gathered by the securities broker-dealer from its customer investment accounts reached $1.036 billion, up 7.6%, from $963 million at June 30, 2003, as a result of the equity securities market upturn, which led to more trading activities by customers.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At September 30, 2003, the Group’s allowance for loan losses amounted to $5.9 million (0.85% of total loans) a 17.1% increase from the $5.0 million (0.69% of total loans) reported at June 30, 2003. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks.  The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgages, consumer loans, and leases are considered homogeneous and are evaluated collectively for impairment.

The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends.  This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes:

1.             Overall historical loss trends; and

2.             Other information including underwriting standards, economic trends and unusual events.

Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.

An unallocated allowance is established recognizing the estimation risk associated with the aged-based rating system and with the specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the aged-based rating system and the specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loans portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings by the Group’s management. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Net credit losses for the quarter ended September 30, 2003, totaled $482,000 (0.26% of average loans) a decrease of 16.8% when compared to $579,000 (0.38% of average loans) for the same period of the previous fiscal year. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

At September 30, 2003, the Group’s non-performing assets totaled $29.0 million (0.92% of total assets) versus $29.4 million (0.97% of total assets) at the end of June 30, 2003. The decrease was principally due to a minor reduction on non-performing loans and foreclosed real estate properties.

At September 30, 2003, the allowance for loan losses to non-performing loans coverage ratio was 20.56%. Excluding the lesser-risk real estate loans, the ratio is much higher, 193.65%. Detailed information concerning each of the items that comprise non-performing assets follows:

•      Real estate loans - are placed on a non-accrual basis when they become 90 days or more past due, except for well-secured residential loans, and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2003, the Group’s non-performing real estate loans totaled $25.6 million (89.4% of the Group’s non-performing loans) a 3.6% decrease from the $26.6 million (92.0% of the Group’s non-performing loans) reported as at June 30, 2003.  Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•      Commercial loans - are placed on non-accrual basis when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2003, the Group’s non-performing commercial loans amounted to $2.6 million (8.9% of the Group’s non-performing loans) a 42.0% increase from $1.8 million reported at June 30, 2003 (6.2% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•      Consumer loans - are placed on non-accrual status when they become 90 days past due and written-down when payments are delinquent 120 days.  At September 30, 2003, the Group’s non-performing consumer loans amounted to $462,000 (1.6% of the Group’s total non-performing loans), a 4.5% decrease from the $484,000 reported as at June 30, 2003 (1.7% of total non-performing loans).

•      Foreclosed real estate  - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure.  Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses.  Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.  Management is actively seeking prospective buyers for these foreclosed real estate properties. At September 30, 2003, foreclosed real estate balance was $383,000, a 28.5% decrease from the $536,000 reported at June 30, 2003.

Item – 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk And Asset/Liability Management

The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks.  ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process and also, oversee the Group’s sources, uses and pricing of funds.

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

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities.  As a result, the Group utilizes various derivative instruments for hedging purposes, such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options, such as caps and options, in managing its interest rate risk exposure.  The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Under the caps, the Group pays an upfront premium or fee for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively capping its interest rate cost for the duration of the agreement.

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at September 30, 2003, and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)
	September 30, 2003	June 30, 2003
Swaps:
Pay fixed swaps notional amount	$575,000	$650,000
Weighted average pay rate – fixed	3.88%	3.97%
Weighted average receive rate – floating	1.13%	1.24%
Maturity in months	1 to 85	1 to 88
Floating rate as a percent of LIBOR	100%	100%

Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.16%	1.31%
Maturity in months	6	9

The Group offers its customers certificates of deposit with an option tied to the performance of one of the following stock market indexes,  the Standard & Poor’s 500 stock market index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the corresponding stock index.  If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of September 30, 2003 and June 30, 2003 is as follows:

	Notional Amount
	(In thousands)
	September 30, 2003	June 30, 2003
Type of Contract:

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$575,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450
Purchased options used to manage exposure to the stock market on stock indexed deposits	238,500	232,800
Embedded options on stock indexed deposits	232,994	229,574

Caps	75,000	75,000
	$549,244	$544,824

During the quarters ended September 30, 2003 and 2002, $52,000 and $3.3 million, respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. Losses charged to earnings in 2002 were mainly related to the cancellation of $175.0 million of caps. Unrealized gains (losses) of $8.1 million and $12.8 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss) during the same periods. Ineffectiveness of $18,000 and $385,000 were credited to earnings during the quarters ended September 30, 2003 and 2002, respectively.

At September 30, 2003 and June 30, 2003, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $185,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $8.4 million and $7.4 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $8.4 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $34.6 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of September 30, 2003 and June 30, 2003.

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on NII of $88.4 million as of September 30, 2003, for the next twelve months is a $5.2 million decrease, or -5.86% change on a hypothetical 200 basis points rate increase.  The change for the same period, utilizing a hypothetical declining rate scenario of 200 basis points, is a decrease of $4.7 million or -5.29%. Both hypothetical rate scenarios consider a gradual change of 200 basis points during the twelve-month period. The decreasing rate scenario has a floor of 1%.  This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations.  These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals.  This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits.  As of September 30, 2003, the Group had approximately $771.8 million in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets.  These sources, in addition to the Group’s 10.1% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The Bank also uses the Federal Home Loan Bank of New York (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank.  This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2003, the Group has an additional borrowing capacity with the FHLB of $36.5 million.

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

As of September 30, 2003, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $24.4 million.  No borrowings were made during the three-month period ended September 30, 2003 under such lines of credit.  The agreements provide for unsecured advances to be used by the Bank on an overnight basis.  Interest rate is negotiated at the time of the transaction.  The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Group’s investment portfolio at September 30, 2003 had an average maturity of 28 months.  However, no assurance can be given that such levels will be maintained in future periods.

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

Changes in statutes and regulations, including tax laws and rules

The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of securities Oriental IBE. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the legislatures of Puerto Rico, could adversely affect the Group’s profits and financial condition.

Item – 4

Controls and Procedures

The Group’s management, including the Chief Executive Officer and, the Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Group’s management, including the Chief Executive Officer and the Acting Chief Financial Officer concluded that, the Group’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Group and its subsidiaries required to be included in the Group’s Exchange Act filings.

There were no significant changes made in the Group’s internal controls over financial reporting that occurred during the Group’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART – 2     OTHER INFORMATION

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

Item -  2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item -  3

DEFAULTS UPON SENIOR SECURITIES

None

Item – 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

Item – 5

OTHER INFORMATION

Item – 6

EXHIBITS AND REPORTS ON FORM 8-K

A- Exhibits

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

B – Reports on Form 8-K

•      Current report on Form 8-K, dated July 24, 2003, reporting under Item 5 the release of the Group’s financial results for the quarter and full fiscal year ended June 30, 2003.

•      Current report on Form 8-K, dated August 25, 2003, reporting under Item 5 an amendment to Section 2 of Article 11 of the Group’s By-laws regarding mandatory retirement age for directors of the Group.

•      Current report on Form 8-K, dated August 27, 2003, reporting under Item 5 the reclassification of certain financial information for changes in accounting for reportable segments at June 30 ,2002 and 2001, and for each of the three years in the period ended June 30, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José Enrique Fernández
José Enrique Fernández
Chairman of the Board, President and Chief Executive Officer		Dated:	November 13, 2003

By:	/s/ Norberto González
Norberto González
Executive Vice President – Acting Chief Financial Officer		Dated:	November 13, 2003