Form 10-Q
period 2003-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2004-02-12
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2003

or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                            to

Commission File Number 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,	IRS Employer Identification No. 66-0538893

Principal Executive Offices:

998 San Roberto Street
Professional Offices Park, S.E.
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

Yes [x]   No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]   No [   ].

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

19,785,942 common shares ($1.00 par value per share)

outstanding as of December 31, 2003

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND JUNE 30, 2003
    (In thousands, except shares information)

	December 31,	June 30,
	2003	2003

ASSETS
Cash and due from banks	$7,746	$15,945

Investments:
Short term investments	3,645	1,152

Trading securities, at fair value with amortized cost of $1,740 (June 30, 2003 - $998)	1,760	1,037

Investment securities available-for-sale, at fair value with amortized cost of $1,402,700 (June 30, 2003 - $2,162,480):
Securities pledged that can be repledged	1,022,332	1,446,385
Other investment securities	399,591	761,219

Total investment securities available-for-sale	1,421,923	2,207,604

Investment securities held-to-maturity, at amortized cost with fair value of $1,106,483 :
Securities pledged that can be repledged	854,082	—
Other investment securities	235,686	—

Total investment securities held-to-maturity	1,089,768	—

Federal Home Loan Bank (FHLB) stock, at cost	22,537	22,537

Total investments	2,539,633	2,232,330

Securities sold but not yet delivered	7,304	1,894

Loans:
Mortgage loans held-for-sale, at lower of cost or market	34,332	9,198
Loans receivable, net of allowance for loan losses of $6,020 (June 30, 2003 - $5,031)	677,095	719,264

Total loans, net	711,427	728,462

Accrued interest receivable	19,341	17,716
Foreclosed real estate, net	601	536
Premises and equipment, net	18,503	16,162
Other assets	39,688	27,506

Total assets	$3,344,243	$3,040,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$115,955	$132,328
Saving accounts	87,337	92,210
Individual retirement accounts	361,120	348,346
Certificates of deposit	513,339	471,381

Total deposits	1,077,751	1,044,265

Borrowings:
Securities sold under agreements to repurchase	1,605,647	1,400,598
Advances from FHLB	301,000	130,000
Subordinated capital notes	72,166	36,083
Term notes	15,000	15,000

Total borrowings	1,993,813	1,581,681

Securities purchased but not yet received	317	152,219

Accrued expenses and other liabilities	48,845	60,706

Total liabilities	3,120,726	2,838,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding [June 30, 2003 - 1,340,000 shares of Series A]	68,000	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 20,028,383 shares issued (June 30, 2003 - 19,684,343 shares)	20,028	19,684
Additional paid-in capital	73,035	57,236
Legal surplus	23,371	21,099
Retained earnings	79,926	106,358
Treasury stock, at cost, 242,441 shares (June 30, 2003 - 2,025,363 shares)	(4,473)	(35,888)
Accumulated other comprehensive loss, net of tax effect of $3,407 (June 30, 2003 - $1,566)	(36,370)	(309)

Total stockholders’ equity	223,517	201,680

Total liabilities and stockholders’ equity	$3,344,243	$3,040,551

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
    (In thousands, except per share information)

	Quarter Period		Six-Month Period

	2003	2002	2003	2002

Interest income:
Loans	$13,403	$12,812	$27,033	$25,447
Mortgage-backed securities	26,563	24,023	48,734	48,423
Investment securities	2,066	852	3,591	1,478
Short term investments	53	164	93	218

Total interest income	42,085	37,851	79,451	75,566

Interest expense:
Deposits	7,763	8,512	15,303	17,333
Securities sold under agreements to repurchase	8,444	8,311	16,940	16,435
Other borrowed funds	2,107	2,088	4,034	4,179
Subordinated capital notes	825	503	1,329	1,015

Total interest expense	19,139	19,414	37,606	38,962

Net interest income	22,946	18,437	41,845	36,604
Provision for loan losses	1,014	1,100	2,354	1,940

Net interest income after provision for loan losses	21,932	17,337	39,491	34,664

Non-interest income (losses):
Trust, money management, brokerage and insurance fees:
Commissions and fees from fiduciary activities	2,145	1,431	4,304	2,871
Commissions, broker fees and other	1,559	1,821	3,420	2,985
Insurance commissions and fees	590	722	1,133	957
Banking service revenues	1,709	1,458	3,405	2,978
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,708	1,709	4,454	3,651
Sale of securities available-for-sale	2,247	2,056	6,211	6,388
Derivatives activities	(608)	(725)	(660)	(3,990)
Trading securities	(17)	120	(9)	540
Premises and equipment	—	—	—	(220)
Other	24	—	39	—

Total non-interest income, net	9,357	8,592	22,297	16,160

Non-interest expenses:
Compensation and employees’ benefits	5,719	4,526	11,774	9,168
Occupancy and equipment	2,324	2,193	4,618	4,353
Advertising and business promotion	2,097	1,763	4,167	3,557
Professional and service fees	1,435	1,517	3,075	3,344
Communication	471	397	924	821
Taxes, other than payroll and income taxes	433	388	865	776
Printing, postage, stationery and supplies	295	236	589	510
Insurance, including deposit insurance	198	205	393	347
Other	1,631	1,246	3,578	2,433

Total non-interest expenses	14,603	12,471	29,983	25,309

Income before income taxes	16,686	13,458	31,805	25,515
Income tax expense	(998)	(943)	(2,558)	(1,426)

Net income	15,688	12,515	29,247	24,089
Less: Dividends on preferred stock	(1,200)	(597)	(1,797)	(1,193)

Net income available to common shareholders	$14,488	$11,918	$27,450	$22,896

Income per common share:
Basic	$0.73	$0.62	$1.40	$1.21

Diluted	$0.70	$0.59	$1.33	$1.13

Average common shares outstanding	19,714	19,095	19,582	18,984
Average potential common share-options	973	1,178	1,044	1,212

	20,687	20,273	20,626	20,196

Cash dividends per share of common stock	$0.14	$0.13	$0.27	$0.24

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
        (In thousands)

CHANGES IN STOCKHOLDERS’ EQUITY:	2003	2002

Preferred stock:
Balance at beginning of period	$33,500	$33,500
Issuance of preferred stock	34,500	—

Balance at end of period	68,000	33,500

Common stock:
Balance at beginning of period	19,684	15,300
Stock options exercised	344	158
Stock split effected in the form of a dividend	—	3,865

Balance at end of period	20,028	19,323

Additional paid-in capital:
Balance at beginning of period	57,236	52,670
Stock options exercised	2,716	1,590
Preferred stock issuance costs	(1,443)	—
Stock dividend	14,526	—

Balance at end of period	73,035	54,260

Legal surplus:
Balance at beginning of period	21,099	15,997
Transfer from retained earnings	2,272	2,459

Balance at end of period	23,371	18,456

Retained earnings:
Balance at beginning of period	106,358	75,806
Net income	29,247	24,089
Cash dividends declared on common stock	(5,275)	(4,500)
Stock dividend and stock split effected in the form of a dividend	(46,335)	(3,865)
Cash dividends declared on preferred stock	(1,797)	(1,193)
Transfer to legal surplus	(2,272)	(2,459)

Balance at end of period	79,926	87,878

Treasury stock:
Balance at beginning of period	(35,888)	(33,674)
Stock purchased	(394)	(944)
Stock dividend	31,809	—

Balance at end of period	(4,473)	(34,618)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(309)	6,830
Other comprehensive income (loss), net of tax	(36,061)	7,947

Balance at end of period	(36,370)	14,777

Total stockholders’ equity	$223,517	$193,576

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
        (In thousands)

	Quarter Period		Six-Month Period

COMPREHENSIVE INCOME (LOSS):	2003	2002	2003	2002

Net income	$15,688	$12,515	$29,247	$24,089

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$669	$7,906	$(47,721)	$31,964
Realized gains on investment securities available-for-sale included in net income	(2,247)	(2,056)	(6,211)	(6,388)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	1,185	(6,506)	5,376	(23,105)
Realized loss on derivatives designated as cash flow hedges included in net income	4,609	3,393	8,828	7,221
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	93	32	260	125
Income tax effect related to unrealized (gain) loss on securities available-for-sale	841	(1,364)	3,407	(1,870)

Other comprehensive income (loss) for the period	5,150	1,405	(36,061)	7,947

Comprehensive income (loss)	$20,838	$13,920	$(6,814)	$32,036

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
      (In thousands)

	2003	2002

Cash flows from operating activities:
Net income	$29,247	$24,089

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees and costs	(5,092)	(764)
Amortization of premiums and accretion of discounts on investment securities, net	6,788	(1,815)
Depreciation and amortization of premises and equipment	2,302	2,263
Deferred income tax benefit	(89)	(1,512)
Provision for loan losses	2,354	1,940
Loss (gain) on:
Sale of securities available-for-sale	(6,211)	(6,388)
Mortgage banking activities	(4,454)	(3,651)
Derivatives activities	660	3,990
Sale of premises and equipment	—	220
Originations of loans held-for-sale	(170,437)	(53,579)
Proceeds from sale of loans held-for-sale	87,690	2,610
Net decrease (increase) in:
Trading securities	(723)	7,811
Accrued interest receivable	(1,625)	(1,558)
Other assets	(2,537)	(675)
Net increase in:
Accrued interest on deposits and borrowings	1,527	395
Other liabilities	234	4,638

Total adjustments	(89,613)	(46,075)

Net cash used in operating activities	(60,366)	(21,986)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,417,229)	(748,747)
Investment securities held-to-maturity	(437,167)	—
FHLB stock	—	(17,320)
Net redemption / (purchases) of equity options	(1,262)	156
Maturities and redemptions of:
Investment securities available-for-sale	513,090	415,941
Investment securities held-to-maturity	497,275	—
FHLB stock	—	17,320
Proceeds from sale of:
Investment securities available-for-sale	394,045	206,438
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(50,202)	(154,609)
Principal repayment of loans	97,235	72,862
Contribution to Statutory Trust II	(1,083)	—
Capital expenditures	(4,643)	(2,221)

Net cash used in investing activities	(409,941)	(210,180)

Cash flows from financing activities:
Net increase (decrease) in:
Demand, saving and time (including IRA accounts) deposits	24,856	(14,457)
Securities sold under agreements to repurchase	205,049	250,419
Proceeds from:
Advances from FHLB	620,400	467,460
Exercise of stock options	3,060	1,748
Repayments of advances from FHLB	(449,400)	(464,660)
Issuance of subordinated capital notes	35,043	—
Issuance of preferred stock, net	33,057	—
Common stock purchased	(394)	(944)
Dividends paid	(7,070)	(5,326)

Net cash provided by financing activities	464,601	234,240

Net change in cash and cash equivalents	(5,706)	2,074
Cash and cash equivalents at beginning of period	17,097	10,312

Cash and cash equivalents at end of period	$11,391	$12,386

Cash and cash equivalents include:
Cash and due from banks	$7,746	$11,508
Short term investments	3,645	878

	$11,391	$12,386

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$21,521	$19,020

Income taxes paid	$1,808	$—

Real estate loans securitized into mortgage-backed securities	$58,077	$48,522

Investment securities available-for-sale transferred to held-to-maturtity	$856,037	$—

Accrued dividend payable	$2,770	$2,432

Other comprehensive income (loss) for the period	$(36,061)	$7,947

Securities and loans sold but not yet delivered	$7,304	$16,884

Securities purchased but not yet received	$317	$90,550

Transfer from loans to foreclosed real estate	$708	$410

Stock dividend and stock split effected in the form of a dividend	$46,335	$3,865

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of December 31, 2003 and June 30, 2003, and the results of operations and cash flows for the six-month periods ended December 31, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2003 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the six-month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2003, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company that provides a wide range of financial services such as retail and commercial banking, mortgage banking, and commercial and consumer lending, as well as financial planning, insurance sales, money management and investment brokerage services, and corporate and individual trust services. The Group focuses its marketing on attracting professional consumer and commercial customers. It operates through three major business segments, Retail Banking, Treasury, and Financial Services, which are comprised of four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc. The main offices of the Group and most of its subsidiaries are located in San Juan, Puerto Rico. Note 9 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

Oriental is incorporated under the laws of the Commonwealth of Puerto Rico and operates under U.S. and Puerto Rico banking laws and regulations. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. The Bank operates through twenty-three branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). The Bank also operates an international banking entity, which is a unit of the bank named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new international banking entity named Oriental International Bank Inc. as a wholly owned subsidiary of Oriental Bank and Trust. The Group transferred as of January 1, 2004 substantially all the assets of O.B.T. International Bank to the new subsidiary. The international banking entity offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico. Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Significant Accounting Policies

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

The Group assesses the overall risks in its loan portfolio and establishes and maintains an allowance for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group’s loan portfolio. The Group’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio. Any significant changes in these considerations would have an impact on the allowance for loan losses. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Non-Performing Assets” for a detailed description of the Group’s estimation process and methodology related to the allowance for loan losses.

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

Stock Option Plans

At December 31, 2003, the Group has four stock-based employee compensation plans: the 1988, 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of a stock split, reclassification of stock, and a merger or reorganization. Stock options vest upon completion of specified years of service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted during the quarters and six-month periods ended December 31, 2003 and 2002 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions:

			Six-Month Periods Ended
	Quarters Ended December 31,		December 31,
	2003	2002	2003	2002

(In thousands, except for per share data)
Net income, as reported	$15,688	$12,515	$29,247	$24,089
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	372	305	744	610

Pro forma net income	$15,316	$12,210	$28,503	$23,479

Earning per share:
Basic - as reported	$0.73	$0.62	$1.40	$1.21

Basic - pro forma	$0.72	$0.61	$1.36	$1.17

Diluted - as reported	$0.70	$0.59	$1.33	$1.13

Diluted - pro forma	$0.68	$0.57	$1.29	$1.10

The fair value of each option granted during the six-month periods ended December 31, 2003 and 2002 was $6.82 and $5.25 per option, respectively, as adjusted for the stock dividend effected on January 16, 2004. The fair value of each option granted during the six-month periods ended December 31, 2003 and 2002 was estimated at the date of the grant using the Black-Scholes option pricing model.

The following assumptions were used in estimating the fair value of the options granted:

(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 33% for options granted in the six-months ended December 31, 2003 (2002 – 32%).

(3)	The expected weighted average dividend yield was 2.36% for options granted in the six-months ended December 31 2003 (2002 – 3.19%), after giving retroactive effect to the 10% stock dividend effected on January 15, 2004.

(4)	The weighted average risk-free interest rate was 3.93% for options granted in the six-months ended December 31, 2003 (2002 – 4.10%).

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At December 31, 2003 and June 30, 2003 the Group’s short term investments were comprised of:

	( In thousands)
	December 31,	June 30,
	2003	2003
Time deposits with other banks	$3,545	$787
Money market accounts and other short-term investments	100	365

Total short term investments	$3,645	$1,152

Trading Securities

A summary of trading securities owned by the Group at December 31, 2003 and June 30, 2003 is as follows:

	(In thousands)

	December 31, 2003	June 30, 2003

P.R. Government and agency obligations	$985	$131
Equity securities	765	855
Mortgage-backed securities	10	51

Total trading securities	$1,760	$1,037

As of December 31, 2003, the Group’s trading portfolio weighted average yield was 6.27% (June 30, 2003 – 6.35%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of December 31, 2003 and June 30, 2003, were as follows:

	December 31, 2003 (In thousands)

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$23,686	$93	$1,224	$22,555	3.67%
Puerto Rico Government and agency obligations	55,877	1,392	221	57,048	5.73%
Other debt securities	9,372	1,378	—	10,750	9.04%

Total investment securities	88,935	2,863	1,445	90,353

FNMA and FHLMC certificates	1,073,016	15,828	2,473	1,086,371	4.36%
GNMA certificates	73,977	1,342	98	75,221	4.57%
Collateralized mortgage obligations (CMOs)	166,772	3,206	—	169,978	5.40%

Total mortgage-backed-securities	1,313,765	20,376	2,571	1,331,570

Total securities available-for-sale	$1,402,700	$23,239	$4,016	$1,421,923	4.51%

Held-to-maturity
Puerto Rico Government and agency obligations	$62,099	$—	$905	$61,194	5.33%

Total investment securities	62,099	—	905	61,194

FNMA and FHLMC certificates	745,936	12,800	—	758,736	5.26%
GNMA certificates	281,733	4,820	—	286,553	5.41%

Total mortgage-backed-securities	1,027,669	17,620	—	1,045,289

Total securities held-to-maturity	$1,089,768	$17,620	$905	$1,106,483	5.34%

	June 30, 2003 (In thousands)

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$54,444	$172	$803	$53,813	3.49%
Puerto Rico Government and agency obligations	46,914	3,195	32	50,077	5.95%
Other debt securities	9,368	1,434	—	10,802	9.04%

Total investment securities	110,726	4,801	835	114,692

FNMA and FHLMC certificates	1,638,567	29,061	1,673	1,665,955	4.59%
GNMA certificates	206,013	5,318	110	211,221	4.78%
CMOs	207,174	8,876	314	215,736	5.68%

Total mortgage-backed-securities	2,051,754	43,255	2,097	2,092,912

Total securities available-for-sale	$2,162,480	$48,056	$2,932	$2,207,604	4.73%

At June 30, 2003, there were no held-to-maturity securities.

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at December

31, 2003, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)

	Available-for-sale		Held-to-maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after 1 to 5 years	$14,253	$14,621	$—	$—
Due after 5 to 10 years	27,893	26,985	—	—
Due after 10 years	46,789	48,747	62,099	61,194

	88,935	90,353	62,099	61,194
Mortgage-backed securities	1,313,765	1,331,570	1,027,669	1,045,289

	$1,402,700	$1,421,923	$1,089,768	$1,106,483

Proceeds from the sale of investment securities available-for-sale during the six-month period ended December 31, 2003 totaled $394,045,000 (2002 - $206,438,000). Gross realized gains and losses on those sales during the six-month period ended December 31, 2003 were $7,261,000 and $1,050,000, respectively, (2002 – $11,565,000 and $5,177,000, respectively). During the quarter ended September 30, 2003, the Group’s management reclassified, at fair value, $856,037,000 of its available-for-sale investment portfolio to the held-to-maturity investment category as management now intends to hold these securities to maturity. Unrealized loss on those securities transferred to held-to maturity category amounted to $28.0 million at December 31, 2003, and is included as part of the accumulated other comprehensive loss in the unaudited consolidated statement of financial condition. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment. For the six-month periods ended December 31, 2003 and 2002, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activity is mainly with customers located in Puerto Rico. Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial, and consumer. The composition of the Group’s loan portfolio at December 31, 2003 and June 30, 2003 was as follows:

	(In thousands)

	December 31, 2003	June 30, 2003

Residential mortgage loans	$545,531	$584,009
Home equity loans and secured personal loans	77,858	90,516
Commercial loans, mainly secured by real estate	54,204	42,931
Consumer loans	17,861	20,572
Less: deferred loan fees, net	(12,339)	(13,733)

Loans receivable	683,115	724,295
Allowance for loan losses	(6,020)	(5,031)

Loans receivable, net	677,095	719,264
Mortgage loans held-for-sale	34,332	9,198

Total loans, net	$711,427	$728,462

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarter and six-month periods ended December 31, 2003 and 2002.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 2003, the total investment in impaired commercial loans was $520,000. Impaired commercial loan was measured based on the fair value of collateral and the Group determined that no specific impairment allowance was required for such loans. At June 30, 2003 there were no impaired loans.

NOTE 4 - PLEDGED ASSETS:

At December 31, 2003, investment securities and residential mortgage loans with a carrying value of $2,086,328,000 and $466,025,000, respectively, were pledged to secure public fund deposits, investment securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements. As of December 31, 2003, investment securities available-for-sale and held-to-maturity not pledged amounted to $273,224,000 and $152,139,000 respectively.

NOTE 5 – OTHER ASSETS

Other assets at December 31, 2003 and June 30, 2003 include the following:

	(In thousands)

	December 31,	June 30,
	2003	2003

Investment in equity options	$13,073	$6,787
Investment in unconsolidated subsidiaries (See Note 6)	2,170	1,083
Prepaid income tax	1,772	2,313
Deferred tax asset, net	7,155	3,731
Other prepaid expenses	7,440	7,478
Accounts receivable and other assets	6,057	4,106
Goodwill	2,021	2,008

	$39,688	$27,506

NOTE 6 – SUBORDINATED CAPITAL NOTES

Subordinated capital notes amounted to $72,166,000 and $36,083,000 at December 31, 2003 and June 30, 2003, respectively.

In October 2001 and in August 2003, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”), wholly owned special purpose subsidiaries of the Group, were formed for the purpose of issuing company-obligated securities. In September 2003 and in December 2001, $35 million of trust redeemable preferred securities were issued by the Trust II and by the Trust I, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 360 basis points (4.75% at December 31, 2003 and 4.72% at June 30, 2003) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bear interest based on 3 months LIBOR plus 295 basis points (4.10% at December 31, 2003), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes.

In January 2003, the Financial Accounting Standards Board (“FASB”) Issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. Qualifying Special Purpose Entities are exempt from the consolidation requirements.

The Group adopted FIN No. 46 in the second quarter of fiscal 2004. FIN No. 46 requires the Group to deconsolidate its investments in the Statutory Trust I and the Statutory Trust II, which were presented on a consolidated basis in previous financial statements. As a result of the adoption of FIN No. 46, the subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition. Interest on these subordinated capital notes and the amortization of related issuance costs are accounted for as interest expense on an accrual basis. FIN No. 46 was adopted by restating previously issued financial statements which resulted in increasing total assets and total liabilities by $2.2 million and $1.1 million as of December 31, 2003 and June 30, 2003, respectively, and did not have any effect on the Group’s net income for any period.

The trust redeemable preferred securities are treated as Tier-1 capital for regulatory purposes. In July 2003, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.

NOTE 7 – DERIVATIVES ACTIVITIES

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at December 31, 2003 and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)

	December 31, 2003	June 30, 2003

Swaps:
Pay fixed swaps notional amount	$675,000	$650,000
Weighted average pay rate – fixed	3.71%	3.97%
Weighted average receive rate – floating	1.16%	1.24%
Maturity in months	2 to 82	1 to 88
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.15%	1.31%
Maturity in months	3	9

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the index. If the index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of December 31, 2003 and June 30, 2003 is as follows:

	Notional Amount
	(In thousands)

	December 31,	June 30,
Type of Contract:	2003	2003

Cash Flows Hedging Activities:
Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$675,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450
Purchased options used to manage exposure to the stock market on stock indexed deposits	241,450	232,800
Embedded options on stock indexed deposits	234,067	229,574
Caps	75,000	75,000

	$553,267	$544,824

During the six-month periods ended December 31, 2003 and 2002, $660,000 and $4.0 million, respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. During the six-month periods ended December 31, 2003 and 2002, unrealized gains (losses) of $5.4 million and ($23.1) million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $557,000 and $36,000 was charged to earnings during the six-month periods ended December 31, 2003 and 2002, respectively.

At December 31, 2003 and June 30, 2003, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $93,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $13.2 million and $7.4 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.0 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $29.0 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of December 31, 2003 and June 30, 2003.

NOTE 8 – STOCKHOLDERS’ EQUITY TRANSACTIONS:

Stock Dividend

On October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by shareholders of record as of December 30, 2002. As a result, 3,864,800 shares of common stock were issued and distributed on January 15, 2003. Also, on November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 16, 2004, from the Group’s treasury stock account. For purpose of the computation of income per common share, cash dividend and stock price, the stock dividends were retroactively recognized for the periods presented in the accompanying consolidated financial statements.

Preferred Stock

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were approximately $33,057,000, net of $1,443,000 of issuance costs.

The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date and (4) liquidation value of $25 per share.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program supersedes the ongoing repurchase program established earlier. The Group will make such repurchases from time to time, depending on market conditions and prices. The Group repurchased 15,800 and 42,500 shares of its common stock, for $394,000 and $944,000, during the six-month periods of fiscal ended December 31, 2003 and 2002, respectively.

NOTE 9 – SEGMENT REPORTING:

In the quarter ended December 31, 2002, the Group operated the following three major reportable segments: Financial Services, Mortgage Banking, and Retail Banking. In the quarter ended March 31, 2003, the Group segregated its businesses into the following new major reportable segments of business: Retail Banking, Treasury and Financial Services. As required by GAAP, consolidated financial statements published by the Group reflected modifications to its reportable segments resulting from this organizational change, including reclassification of all comparable prior period segment information.

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

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarter and six-month periods ended December 31, 2003 and 2002:

	Unaudited - quarter periods ended December 31 (Dollars in thousands)

				Total
	Retail		Financial	Major	Other		Consolidated
	Banking	Treasury	Services	Segments	Segments	Eliminations	Total

December 31, 2003
Interest income	$13,403	$28,657	$25	$42,085	$—	—	$42,085
Interest expense	(4,416)	(14,723)	—	(19,139)	—	—	(19,139)

Net interest income (loss)	8,987	13,934	25	22,946	—	—	22,946
Non-interest income (loss)	3,143	1,639	4,575	9,357	—	—	9,357
Non-interest expenses	(9,736)	(418)	(4,062)	(14,216)	(387)	—	(14,603)
Intersegment revenue	593	—	275	868	—	(868)	—
Intersegment expense	—	—	(768)	(768)	(100)	868	—
Equity income in subsidiaries	—	—	—	—	14,683	(14,683)	—
Provision for loan losses	(1,014)	—	—	(1,014)			(1,014)

Income before taxes	$1,973	$15,155	$45	$17,173	$14,196	$(14,683)	$16,686

December 31, 2002
Interest income	$12,812	$25,033	$6	$37,851	$—	$—	$37,851
Interest expense	(5,796)	(13,618)	—	(19,414)	—	—	(19,414)

Net interest income	7,016	11,415	6	18,437	—	—	18,437
Non-interest income	3,153	1,422	4,017	8,592	—		8,592
Non-interest expenses	(10,069)	(392)	(1,611)	(12,072)	(399)		(12,471)
Intersegment revenue	583	—	—	583		(583)	—
Intersegment expense	—	—	(502)	(502)	(81)	583	—
Equity income in subsidiaries	—	—	—	—	13,095	(13,095)	—
Provision for loan losses	(1,100)	—	—	(1,100)	—	—	(1,100)

Income (loss) before taxes	$(417)	$12,445	$1,910	$13,938	$12,615	$(13,095)	$13,458

	Unaudited - six-months periods ended December 31, (Dollars in thousands)

				Total
	Retail		Financial	Major	Other		Consolidated
	Banking	Treasury	Services	Segments	Segments	Eliminations	Total

December 31, 2003
Interest income	$27,034	$52,375	$42	$79,451	$—	$—	$79,451
Interest expense	(8,796)	(28,810)	—	(37,606)	—	—	(37,606)

Net interest income (loss)	18,238	23,565	42	41,845	—	—	41,845
Non-interest income	7,359	5,551	9,387	22,297	—	—	22,297
Non-interest expenses	(21,213)	(808)	(7,224)	(29,245)	(738)	—	(29,983)
Intersegment revenue	3,510	—	493	4,003	—	(4,003)	—
Intersegment expense	(1,196)	—	(2,616)	(3,812)	(191)	4,003	—
Equity income in subsidiaries	—	—	—	—	28,223	(28,223)	—
Provision for loan losses	(2,354)	—	—	(2,354)	—	—	(2,354)

Income before taxes	$4,344	$28,308	$82	$32,734	$27,294	$(28,223)	$31,805

Total assets as of December 31, 2003	$803,615	$2,513,017	$10,932	$3,327,564	$250,076	$(233,397)	$3,344,243

December 31, 2002
Interest income	$25,446	$50,074	$46	$75,566	$—	$—	$75,566
Interest expense	(11,966)	(26,996)	—	(38,962)	—	—	(38,962)

Net interest income	13,480	23,078	46	36,604	—	—	36,604
Non-interest income	6,333	2,912	6,915	16,160	—	—	16,160
Non-interest expenses	(18,503)	(759)	(5,358)	(24,620)	(689)		(25,309)
Intersegment revenue	2,159	—	—	2,159	—	(2,159)	—
Intersegment expense	(1,006)	—	(957)	(1,963)	(196)	2,159	—
Equity income in subsidiaries	—	—	—	—	24,854	(24,854)	—
Provision for loan losses	(1,940)	—	—	(1,940)	—	—	(1,940)

Income before taxes	$523	$25,231	$646	$26,400	$23,969	$(24,854)	$25,515

Total assets as of December 31, 2002	$747,091	$1,999,014	$6,693	$2,752,798	$229,571	$(181,672)	$2,800,697

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS:

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Description:		Page No.

Selected Financial Data:
	Earnings, Per Share and Dividends Data	-19-
	Period End Balances	-19-
	Selected Financial Ratios and Other Information	-19-
Table 1	Quarterly Analysis of Net Interest Income and Changes due to Volume / Rate	-20-
Table 1A	Fiscal Year-to-Date Analysis of Net Interest Income and Changes due to Volume/Rate	-21-
Table 2	Non-Interest Income Summary	-22-
Table 3	Non-Interest Expenses Summary	-22-
Table 4	Allowance for Loan Losses Summary	-23-
Table 5	Net Credit Losses Statistics	-23-
Table 6	Allowance for Loan Losses Breakdown	-24-
Table 7	Non-Performing Assets	-24-
Table 8	Non-Performing Loans	-24-
Table 9	Bank Assets Summary and Composition	-25-
Table 10	Liabilities Summary and Composition	-26-
Table 11	Capital, Dividends and Stock Data	-27-

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
   (In thousands, except for shares information)

	Quarter Period			Six-Month Period

	2003	2002	Variance %	2003	2002	Variance %

EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$42,085	$37,851	11.2%	$79,451	$75,566	5.1%
Interest expense	19,139	19,414	-1.4%	37,606	38,962	-3.5%

Net interest income	22,946	18,437	24.5%	41,845	36,604	14.3%
Provision for loan losses	1,014	1,100	-7.8%	2,354	1,940	21.3%

Net interest income after provision for loan losses	21,932	17,337	26.5%	39,491	34,664	13.9%
Non-interest income	9,357	8,592	8.9%	22,297	16,160	38.0%
Non-interest expenses	(14,603)	(12,471)	17.1%	(29,983)	(25,309)	18.5%

Income before income taxes	16,686	13,458	24.0%	31,805	25,515	24.7%
Income tax expense	(998)	(943)	5.8%	(2,558)	(1,426)	79.4%

Net income	15,688	12,515	25.4%	29,247	24,089	21.4%
Less: dividends on preferred stock	(1,200)	(597)	101.0%	(1,797)	(1,193)	50.6%

Net income available to common shareholders	$14,488	$11,918	21.6%	$27,450	$22,896	19.9%

Income per common share (1):
Basic	$0.73	$0.62	17.7%	$1.40	$1.21	15.7%

Diluted	$0.70	$0.59	18.6%	$1.33	$1.13	17.7%

Average shares and potential shares (1)	20,687	20,273	2.0%	20,626	20,196	2.1%

Book value per common share (1)				$7.86	$8.39	-6.3%

Market price at end of period (1)				$25.70	$17.88	43.7%

Cash dividends declared per common share (1)	$0.14	$0.13	7.7%	$0.27	$0.24	12.5%

Cash dividends declared on common shares	$2,770	$2,430	14.0%	$5,275	$4,500	17.2%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.95%	1.87%		1.84%	1.86%

Return on average common equity (ROE)	41.28%	31.25%		35.27%	31.19%

Efficiency ratio	47.60%	48.76%		51.17%	50.57%

Expense ratio	0.89%	0.82%		0.88%	0.97%

Interest rate spread	2.85%	2.97%		2.71%	3.02%

Number of financial centers				23	23

(1)  Data adjusted to give retroactive effect to stock dividends declared on the Group’s common stock.

PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF DECEMBER 31, 2003 and JUNE 30, 2003

	December 31,	June 30,
	2003	2003	Variance %

Total financial assets
Trust assets managed	$1,661,598	$1,670,437	-0.5%
Broker-dealer assets gathered	1,101,455	962,919	14.4%

Assets managed	2,763,053	2,633,356	4.9%
Assets owned	3,344,243	3,040,551	10.0%

Total financial assets managed and owned	$6,107,296	$5,673,907	7.6%

Investments and loans
Investments and securities	$2,539,633	$2,232,330	13.8%
Loans (including loans held-for-sale), net	711,427	728,462	-2.3%
Securities sold but not yet delivered	7,304	1,894	285.6%

	$3,258,364	$2,962,686	10.0%

Deposits and borrowings
Deposits	$1,077,751	$1,044,265	3.2%
Repurchase agreements	1,605,647	1,400,598	14.6%
Other borrowings	388,166	181,083	114.4%
Securities purchased but not yet delivered	317	152,219	-99.8%

	$3,071,881	$2,778,165	10.6%

Stockholders’ equity
Preferred equity	$68,000	$33,500	103.0%
Common equity	155,517	168,180	-7.5%

	$223,517	$201,680	10.8%

Capital Ratios:
Leverage capital	10.50%	8.19%

Total risk-based capital	33.26%	25.00%

Tier 1 risk-based capital	32.66%	24.48%

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in thousands)

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance

			Variance			Variance			Variance
	2003	2002*	in %	2003	2002*	in BP	2003	2002*	in %

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$42,085	$37,851	11.19%	5.43%	6.27%	-84	$3,100,568	$2,416,353	28.32%
Tax equivalent adjustment	8,969	13,389	-33.01%	1.16%	2.22%	-106	—	—	0.00%

Interest-earning assets — tax equivalent	51,054	51,240	-0.36%	6.59%	8.49%	(190)	3,100,568	2,416,353	28.32%
Interest-bearing liabilities	19,139	19,414	-1.42%	2.58%	3.30%	-72	2,969,029	2,355,564	26.04%

Net interest income / spread	$31,915	$31,826	0.28%	4.01%	5.19%	(118)	$131,539	$60,789	116.39%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$29,030	$24,985	16.2%	4.91%	5.85%	-94	$2,364,257	$1,706,968	38.51%
Investment management fees	(410)	(287)	42.9%	-0.07%	-0.07%	0	—	—	0.00%

Total investment securities	28,620	24,698	15.9%	4.84%	5.79%	-95	2,364,257	1,706,968	38.51%
Trading securities	9	177	-94.9%	2.26%	3.87%	-161	1,592	18,283	-91.29%
Money market investments	53	164	-67.7%	1.94%	1.90%	4	10,903	34,474	-68.37%

	28,682	25,039	14.5%	4.83%	5.69%	-86	2,376,752	1,759,725	35.06%

Loans:
Real estate (1)	11,994	11,303	6.1%	7.31%	7.59%	-28	655,868	595,325	10.17%
Consumer	606	702	-13.7%	13.37%	14.26%	-89	18,125	19,689	-7.94%
Commercial	803	807	-0.5%	6.45%	7.80%	-135	49,808	41,408	20.29%
Financing leases (2)	—	—	0.0%	0.00%	0.00%	0	15	206	-92.72%

	13,403	12,812	4.6%	7.41%	7.80%	-39	723,816	656,628	10.23%

	42,085	37,851	11.2%	5.43%	6.27%	-84	3,100,568	2,416,353	28.32%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	47,390	53,896	-12.07%
Now Accounts	220	292	-24.7%	1.18%	1.85%	-67	74,603	62,979	18.46%
Savings	313	352	-11.1%	1.44%	1.68%	-24	86,821	83,590	3.87%
Time and IRA accounts	7,230	7,868	-8.1%	3.42%	3.99%	-57	845,188	788,954	7.13%

	7,763	8,512	-8.8%	2.95%	3.44%	-49	1,054,002	989,419	6.53%

Borrowings:
Repurchase agreements	4,263	4,494	-5.1%	1.12%	1.62%	-50	1,520,029	1,108,678	37.10%
Interest rate risk management	4,069	3,742	8.7%	1.07%	1.35%	-28	—	—	0.00%
Financing fees	112	75	49.3%	0.03%	0.03%	0	—	—	0.00%

Total repurchase agreements	8,444	8,311	1.6%	2.22%	3.00%	-78	1,520,029	1,108,678	37.10%
FHLB advances and term notes	2,107	2,088	0.9%	2.61%	3.77%	-116	322,832	221,384	45.82%
Subordinated capital notes	825	503	64.0%	4.57%	5.58%	-101	72,166	36,083	100.00%

	11,376	10,902	4.3%	2.38%	3.19%	-81	1,915,027	1,366,145	40.18%

	19,139	19,414	-1.4%	2.58%	3.30%	-72	2,969,029	2,355,564	26.04%

Net interest income / spread	$22,946	$18,437	24.5%	2.85%	2.97%	-12

Interest rate margin				2.96%	3.06%	-10

Excess of average interest-earning assets over average interest-bearing liabilities							$131,539	$60,789	116.39%

Average interest-earning assets over average interest-bearing liabilities ratio							104.43%	102.58%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Loans (1)	$1,266	$(675)	$591
Investments	7,849	(4,206)	3,643

	9,115	(4,881)	4,234

Interest Expense:
Deposits	$531	(1,280)	(749)
Borrowings	4,694	(4,220)	474

	5,225	(5,500)	(275)

Net Interest Income	$3,890	$619	$4,509

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
(Dollars in thousands)

TABLE 1A - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance

			Variance			Variance			Variance
	2003	2002*	in %	2003	2002*	in BP	2003	2002*	in %

A - TAX EQUIVALENT SPREAD
Interest-earning assets	$79,451	$75,566	5.14%	5.30%	6.41%	-111	$2,997,766	$2,358,714	27.09%
Tax equivalent adjustment	15,870	26,764	-40.70%	1.06%	2.27%	-121	—	—	0.00%

Interest-earning assets — tax equivalent	95,321	102,330	-6.85%	6.36%	8.68%	-232	2,997,766	2,358,714	27.09%
Interest-bearing liabilities	37,606	38,962	-3.48%	2.59%	3.39%	-80	2,904,520	2,300,819	26.24%

Net interest income / spread	$57,715	$63,368	-8.92%	3.77%	5.29%	-152	$93,246	$57,895	61.06%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$53,116	$50,114	6.0%	4.71%	5.95%	-124	$2,257,376	$1,684,390	34.02%
Investment management fees	(804)	(696)	15.5%	-0.07%	-0.04%	3	—	—	0.00%

Total investment securities	52,312	49,418	5.9%	4.63%	5.87%	-124	2,257,376	1,684,390	34.02%
Trading securities	14	483	-97.1%	2.01%	5.06%	-305	1,393	19,095	-92.70%
Money market investments	92	218	-57.8%	1.86%	1.94%	-8	9,880	22,531	-56.15%

	52,418	50,119	4.6%	4.62%	5.81%	-119	2,268,649	1,726,016	31.44%

Loans:
Real estate (1)	24,312	22,406	8.5%	7.33%	7.85%	-52	663,515	570,673	16.27%
Consumer	1,243	1,452	-14.4%	13.28%	14.44%	-116	18,713	20,114	-6.97%
Commercial	1,477	1,591	-7.2%	6.30%	7.63%	-133	46,869	41,679	12.45%
Financing leases (2)	1	(2)	-150.0%	10.00%	-1.72%	1172	20	232	-91.38%

	27,033	25,447	6.2%	7.42%	8.04%	-62	729,117	632,698	15.24%

	79,451	75,566	5.1%	5.30%	6.41%	-111	2,997,766	2,358,714	27.09%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	54,810	52,206	4.99%
Now Accounts	381	613	-37.8%	1.07%	2.04%	-97	71,397	60,245	18.51%
Savings	537	751	-28.5%	1.23%	1.82%	-59	87,022	82,553	5.41%
Time and IRA accounts	14,385	15,969	-9.9%	3.52%	4.01%	-49	817,425	797,019	2.56%

	15,303	17,333	-11.7%	2.97%	3.49%	-52	1,030,654	992,023	3.89%

Borrowings:
Repurchase agreements	8,447	9,099	-7.2%	1.12%	1.73%	-61	1,505,246	1,051,081	43.21%
Interest rate risk management	8,273	7,185	15.1%	1.10%	1.37%	-27	—	—	0.00%
Financing fees	220	151	45.7%	0.03%	0.03%	0	—	—	0.00%

Total repurchase agreements	16,940	16,435	3.1%	2.25%	3.13%	-88	1,505,246	1,051,081	43.21%
FHLB advances and term notes	4,034	4,179	-3.5%	2.59%	3.77%	-118	311,750	221,632	40.66%
Subordinated capital notes	1,329	1,015	30.9%	4.67%	5.63%	-96	56,870	36,083	57.61%

	22,303	21,629	3.1%	2.38%	3.31%	-93	1,873,866	1,308,796	43.17%

	37,606	38,962	-3.5%	2.59%	3.39%	-80	2,904,520	2,300,819	26.24%

Net interest income / spread	$41,845	$36,604	14.3%	2.71%	3.02%	-31

Interest rate margin				2.79%	3.11%	-32

Excess of average interest-earning assets over average interest-bearing liabilities							$93,246	$57,895	61.06%

Average interest-earning assets over average interest-bearing liabilities ratio							103.21%	102.52%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Loans (1)	$7,355	$(5,769)	$1,586
Investments	27,611	(25,312)	2,299

	34,966	(31,081)	3,885

Interest Expense:
Deposits	$1,308	(3,338)	(2,030)
Borrowings	20,333	(19,659)	674

	21,641	(22,997)	(1,356)

Net Interest Income	$13,326	$(8,085)	$5,241

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

(2) - Discontinued in June 2000.

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
   (Dollars in thousands)

	Quarter Period			Six-Month Period
	2003	2002	Variance %	2003	2002	Variance %

TABLE 2 - NON-INTEREST INCOME SUMMARY
Commissions and fees from fiduciary activities	$2,145	$1,431	49.9%	$4,304	$2,871	49.9%
Commissions, broker fees and other	1,559	1,821	-14.4%	3,420	2,985	14.6%
Insurance commissions and fees	590	722	-18.3%	1,133	957	18.4%
Mortgage banking activities	1,708	1,709	-0.1%	4,454	3,651	22.0%

Non-banking service revenues	6,002	5,683	5.6%	13,311	10,464	27.2%

Fees on deposit accounts	1,182	1,037	14.0%	2,375	2,065	15.0%
Bank service charges and commissions	486	381	27.6%	944	773	22.1%
Other operating revenues	41	40	2.5%	86	140	-38.6%

Bank service revenues	1,709	1,458	17.2%	3,405	2,978	14.3%

Securities net activity	2,247	2,056	9.3%	6,211	6,388	-2.8%
Trading net activity	(17)	120	-114.2%	(9)	540	-101.7%
Derivatives net activity	(608)	(725)	-16.1%	(660)	(3,990)	-83.5%

Securities, derivatives and trading activities	1,622	1,451	11.8%	5,542	2,938	88.6%

Loss on sale of premises and equipment	—	—	0.0%	—	(220)	-100.0%
Other income	24	—		39	—

Other non-interest income	24	—	100.0%	39	(220)	-117.7%

Total non-interest income	$9,357	$8,592	8.9%	$22,297	$16,160	38.0%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
Compensation and employees’ benefits	5,719	4,526	26.4%	11,774	9,168	28.4%
Occupancy and equipment	2,324	2,193	6.0%	4,618	4,353	6.1%
Advertising and business promotion	2,097	1,763	18.9%	4,167	3,557	17.1%
Professional and service fees	1,435	1,517	-5.4%	3,075	3,344	-8.0%
Communication	471	397	18.6%	924	821	12.5%
Taxes, other than payroll and income taxes	433	388	11.6%	865	776	11.5%
Printing, postage, stationery and supplies	295	236	25.0%	589	510	15.5%
Insurance, including deposits insurance	198	205	-3.4%	393	347	13.3%
Other operating expenses	1,631	1,246	30.9%	3,578	2,433	47.1%

Total non-interest expenses	$14,603	$12,471	17.1%	$29,983	$25,309	18.5%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	39.2%	36.3%		39.3%	36.2%

Compensation to total assets	0.68%	0.60%		0.70%	0.65%

Average compensation per employee (annualized)	$41.1	$40.5		$42.9	$83.9

Average number of employees	556	447		549	437

Bank assets per employee	$6,015	$6,266		$6,095	$6,409

Total work force (1):
Banking operations				451	397
Trust operations				59	21
Brokerage and Insurance operations				28	35

Total work force				538	453

(1) Excludes contracted services.

SELECTED FINANCIAL DATA
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
   (Dollars in thousands)

	Quarter Period		Change in	Six-month period		Change in
	2003	2002	%	2003	2002	%

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$5,889	$3,300	78.5%	$5,031	$3,039	65.5%
Provision for loan losses	1,014	1,100	-7.8%	2,354	1,940	21.3%
Net credit losses — see Table 5	(883)	(499)	77.0%	(1,365)	(1,078)	26.6%

Ending balance	$6,020	$3,901	54.3%	$6,020	$3,901	54.3%

Selected Data and Ratios:
Outstanding gross loans at December 31,	$717,447	$664,402	8.0%	$717,447	$664,402	8.0%

Recoveries to net charge-offs	26.3%	33.6%	-21.6%	29.8%	30.4%	-1.9%

Allowance coverage ratio
Total loans				0.84%	0.59%	42.9%

Non-performing loans				18.64%	14.35%	29.9%

Non-real estate non-performing loans				162.05%	233.73%	-30.7%

TABLE 5 - NET CREDIT LOSSES STATISTICS
Real Estate
Charge-offs	$(249)	$—	100.0%	$(249)	$—	100.0%
Recoveries	—	—	0.0%	—	—	0.0%

	(249)	—	100.0%	(249)	—	100.0%

Commercial
Charge-offs	(248)	—	100.0%	(248)	—	100.0%
Recoveries	11	10	10.0%	21	36	-41.7%

	(237)	10	2470.0%	(227)	36	730.6%

Consumer
Charge-offs	(701)	(751)	-6.7%	(1,447)	(1,548)	-6.5%
Recoveries	304	242	25.6%	558	434	28.6%

	(397)	(509)	-22.0%	(889)	(1,114)	-20.2%

Net credit losses
Total charge-offs	(1,198)	(751)	59.5%	(1,944)	(1,548)	25.6%
Total recoveries	315	252	25.0%	579	470	23.2%

	$(883)	$(499)	77.0%	$(1,365)	$(1,078)	26.6%

Net credit losses (recoveries) average ratio:
Real Estate	0.15%	0.00%		0.08%	—

Commercial	1.90%	(0.10%)		0.97%	(0.17%)

Consumer	8.75%	10.23%		9.49%	10.95%

Total	0.49%	0.30%		0.37%	0.34%

Average loans:
Real estate	$655,868	$595,325	10.2%	$663,515	$570,673	16.3%
Commercial	49,808	41,408	20.3%	46,869	41,679	12.5%
Consumer	18,140	19,895	-8.8%	18,733	20,346	-7.9%

Total	$723,816	$656,628	10.2%	$729,117	$632,698	15.2%

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2003, 2002 and JUNE 30, 2003
   (Dollars in thousands)

	December 31,	June 30,	Change in	December 31,
	2003	2003	%	2002

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:
Residential real estate	$2,555	$1,748	46.2%	$1,534
Consumer	1,943	1,300	49.5%	1,565
Commercial	545	433	25.9%	306
Unallocated allowance	977	1,550	-37.0%	496

	$6,020	$5,031	19.7%	$3,901

Allowance composition:
Residential real estate	42.4%	34.7%		39.3%
Consumer	32.3%	25.8%		40.1%
Commercial	9.1%	8.6%		7.8%
Unallocated allowance	16.2%	30.9%		12.8%

	100.0%	100.0%		100.0%

TABLE 7 - NON-PERFORMING ASSETS:
Non-performing assets:
Non-accruing loans	$24,716	$10,350	138.8%	$11,831
Accruing loans	7,574	18,532	-59.1%	15,357

Total non-performing loans	32,290	28,882	11.8%	27,188
Foreclosed real estate	601	536	12.1%	410
Repossessed autos	—	—	—	12

	$32,891	$29,418	11.8%	$27,610

Non-performing assets to total assets	0.98%	0.97%	1.7%	0.99%

TABLE 8 - NON-PERFORMING LOANS:
Non-performing loans:
Residential real estate	$28,575	$26,567	7.6%	$25,519
Commercial	3,145	1,798	74.9%	1,074
Consumer	570	$517	10.3%	595

Total	$32,290	$28,882	11.8%	$27,188

Non-performing loans composition:
Residential real estate	88.5%	92.0%		97.8%
Commercial	9.7%	6.2%		4.0%
Consumer	1.8%	1.8%		2.2%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	4.50%	3.94%	14.2%	4.09%

Total assets	0.97%	0.95%	1.6%	0.97%

Total capital	14.45%	14.32%	0.9%	14.05%

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2003 and JUNE 30, 2003
(Dollars in thousands)

	December 31,	June 30,	Variance
	2003	2003	%

TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities	$2,359,249	$2,092,963	12.7%
U.S. Government and agency obligations	22,555	53,813	-58.1%
P.R. Government and agency obligations	120,132	50,208	139.3%
Other Securities	11,515	11,657	-1.2%
Short-term investments	3,645	1,152	216.4%
FHLB stock	22,537	22,537	—

	2,539,633	2,232,330	13.8%

Loans:
Secured by real estate, mainly residential	611,138	660,874	-7.5%
Consumer	18,006	19,868	-9.4%
Commercial	53,971	43,553	23.9%

Loans receivable	683,115	724,295	-5.7%
Allowance for loan losses	(6,020)	(5,031)	19.7%

Loans receivable, net	677,095	719,264	-5.9%
Loans held for sale	34,332	9,198	273.3%

Total loans receivable, net	711,427	728,462	-2.3%

Securities sold but not yet delivered	7,304	1,894	285.60%

Total securities and loans	3,258,364	2,962,686	10.0%
Other assets	85,879	77,865	10.3%

Total assets	$3,344,243	$3,040,551	10.0%

Investments portfolio composition:
Mortgage-backed securities	92.9%	93.8%
U.S. and P.R. Government securities	5.6%	4.7%
FHLB stock and other investments	1.5%	1.5%

	100.0%	100.0%

Loan portfolio composition:
Real estate, mainly residential (1)	90.0%	91.4%
Consumer	2.5%	2.7%
Commercial	7.5%	5.9%

	100.0%	100.0%

(1)  Includes loans held for sale.

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2003 and JUNE 30, 2003
(Dollars in thousands)

	December 31,	June 30,	Variance
	2003	2003	%

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Demand deposits	$115,918	$132,308	-12.4%
Saving accounts	87,335	92,206	-5.3%
Individual retirement accounts	360,868	348,105	3.7%
Certificates of deposit	511,648	469,790	8.9%

	1,075,769	1,042,409	3.2%
Accrued interest payable	1,982	1,856	6.8%

	1,077,751	1,044,265	3.2%

Borrowings:
Repurchase agreements	1,605,647	1,400,598	14.6%
Advances from FHLB	301,000	130,000	131.5%
Subordinated capital notes	72,166	36,083	100.0%
Term notes	15,000	15,000	0.0%

	1,993,813	1,581,681	26.1%

Securities purchased but not yet received	317	152,219	-99.8%

Total deposits and borrowings	3,071,881	2,778,165	10.6%
Other liabilities	48,845	60,706	-19.5%

Total liabilities	$3,120,726	$2,838,871	9.9%

Deposits portfolio composition percentages:
Demand deposits	10.8%	12.3%
Saving accounts	8.1%	8.6%
Individual retirement accounts	33.5%	32.4%
Certificates of deposit	47.6%	46.7%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	80.5%	88.6%
Advances from FHLB	15.1%	8.2%
Subordinated capital notes	3.6%	2.3%
Term notes and other sources of funds	0.8%	0.9%

	100.0%	100.0%

Short term borrowings
Amount outstanding at quarter-end	$1,605,647	$1,400,598

Daily average outstanding balance	$1,505,246	$1,158,243

Maximum outstanding balance at any month-end	$1,626,237	$1,400,598

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2003, 2002 and JUNE 30, 2003
(In thousands, except for per share data)

	December 31,	June 30,	Variance
	2003	2003	%

TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders’ equity	$223,517	$201,680	10.8%

Leverage Capital Ratio	10.50%	8.19%	28.2%

Minimum Leverage Capital Ratio Requirement	3.00%	4.00%

Tier 1 Capital (to Average Assets)	$327,866	$234,979	39.5%

Minimum Tier 1 Capital (to Average Assets) Requirement	$93,662	$114,720	-18.4%

Tier 1 Risk-Based Capital Ratio	32.66%	24.48%	33.4%

Minimum Total Risk-Based Capital Ratio Requirement	4.00%	4.00%

Total Tier 1 Risk-Based Capital (to Risk-Weighted Assets)	$327,866	$234,979	39.5%

Minimum Total Capital (to Risk-Weighted Assets) Requirement	$40,151	$38,400	4.6%

Total Risk-Based Capital Ratio	33.26%	25.00%	33.0%

Minimum Total Risk-Based Capital Ratio Requirement	8.00%	8.00%

Total Adjusted Capital (to Risk-Weighted Assets)	$333,886	$240,010	39.1%

Minimum Total Capital (to Risk-Weighted Assets) Requirement	$80,301	$76,800	4.6%

Stock data:
Outstanding common shares, net of treasury (1)	19,786	19,425	1.9%

Book value (1)	$7.86	$8.66	-9.2%

Market Price at end of period	$25.70	$23.36	10.0%

Market capitalization	$508,500	$453,660	12.1%

	December 31,	December 31,	Variance
	2003	2002	%

Common dividend data:
Cash dividends declared	$5,275	$4,500	17.2%

Cash dividends declared per share (1)	$0.267	$0.236	13.1%

Payout ratio	19.22%	19.65%	-2.2%

Dividend yield	2.29%	2.76%	-17.0%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock split and stock dividends declared on the Group’s common stock.

	Price		Cash
			Dividend
	High	Low	Per share

Fiscal 2004
December 31, 2003	$26.15	$21.86	$0.1400

September 30, 2003 (1)	$24.53	$21.21	$0.1273

Fiscal 2003 (1)
June 30, 2003	$23.95	$19.69	$0.1273

March 31, 2003	$19.75	$18.24	$0.1273

December 31, 2002	$18.73	$14.44	$0.1273

September 30, 2002	$18.36	$15.09	$0.1091

Fiscal 2002 (1):
June 30, 2002	$18.44	$14.58	$0.1091

March 31, 2002	$15.82	$12.12	$0.1091

December 31, 2001	$13.75	$11.83	$0.0992

September 30, 2001	$14.45	$11.11	$0.0992

(1)  Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock in November 20, 2003

OVERVIEW OF FINANCIAL PERFORMANCE

The Group’s diversified mix of businesses produces both the interest income traditionally associated with a banking institution and the fee income generated by such businesses as brokerage, fiduciary services, investment banking and insurance. Even though all of these businesses, to varying degrees, are affected by financial markets fluctuations and other external factors, the Group’s commitment is to produce a balanced and growing revenue stream over the course of a business cycle.

The Group’s commitment toward its business strategies and goals in a challenging economic environment was evident in the first six months of fiscal 2004 during which the Group increased net income to $29.2 million, a 21.4 percent increase when compared with $24.1 million reported for the first six months of fiscal 2003. On a per diluted share basis, earnings rose 17.7 percent from $1.13 to $1.33. For the quarter ended December 31, 2003, the Group’s net income was $15.7 million, an increase of 25.4 percent, from the $12.5 million reported in the second quarter ended December 31, 2002. Earnings per diluted share increased to $0.70 for the second quarter ended December 31, 2003, up 18.6 percent from $0.59 for the corresponding period last year. The key drivers for such performance were the growth in net interest income and non-interest income, partially offset by an increase in non-interest expenses.

The return on assets (ROA) for the quarter ended December 31, 2003 grew to 1.95 percent from 1.87 percent the prior year comparable quarter. ROA for the six-month period was down slightly to 1.84 percent from 1.86 percent, a decline of 1.1 percent. Return on equity (ROE), which continues to be among the highest within the Group’s peer group, grew to 35.27 percent from 31.19 percent for the six-month periods, and to 41.28 percent from 31.25 percent, for the quarterly periods.

Net interest income after provision for loan losses increased by 26.5 percent for the quarter ended December 21, 2003, reaching $21.9 million, compared with $17.3 million for the same period in the previous fiscal year. This reflected an increase of 20.0 percent in interest earning assets, as well as lower interest expenses, offset somewhat by a 12 basis point decline in the interest rate spread to 2.85 percent. For the six-month period ended December 31, 2003, net interest income after provision for loan losses reached $39.5 million, against $34.7 million for the same six-month period a year earlier, an increase of 13.9 percent.

Non- interest income, such as service fees and the sale of securities, continued to be an important factor in the quarter and the first six months of fiscal 2004. Total non-interest income reached $9.4 million in the quarter ended December 31, 2003, compared with $8.6 million in the same fiscal 2003 quarter, an increase of 8.9 percent. For the six-month period, total non-interest income was $22.3 million in fiscal 2004, against $16.2 million in fiscal 2003, up 38.0 percent.

The Group’s strategy aimed at improving the mix of higher revenue and lower cost deposits and increasing the number of customers caused banking service revenues to increase by 17.2 percent, to $1.7 million, compared to $1.5 million in the year ago quarter. Management is encouraged by the new commercial business as well as the spin-offs that are being developed from the emphasis on building relationships with other products, such as financial planning, investments, mortgages, insurance, credit cards and deposit accounts.

Financial service revenues (trust, mortgage banking activities, brokerage and insurance fees) increased 5.6 percent, to $6.0 million, as compared to $5.7 million, primarily due to the January 2003 acquisition of Caribbean Pension Consultants, Inc., (CPC). As a result, total non-interest income related to banking and financial services revenue amounted to $7.7 million in the quarter ended December 31, 2003, compared with $7.1 million in the year-ago quarter, an increase of 8.0 percent. The net gain on sale of securities totaled $2.2 million, a 2.5 percent increase as compared with the year ago quarter.

For the quarter ended December 31, 2003, non-interest expenses increased 17.1 percent, to $14.6 million as compared to $12.5 million in the year-ago quarter. The increase was the result of investments in human resources, new technology, marketing, improvements to the current network of 23 branches and the acquisition of CPC. On a sequential quarter basis, however, non-interest expenses declined 5.1 percent from $15.4 million, reflecting tighter expense controls. The efficiency ratio improved to 47.60 percent, compared to 55.09 percent in the first quarter and 48.76 percent in the year-ago second quarter.

Total Group financial assets managed and owned (including assets managed by the trust department, the retirement plan administration subsidiary, and the broker-dealer subsidiary) increased 7.6 percent to $6.107 billion as of December 31, 2003, compared to $5.674 billion as of June 30, 2003. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary increased 4.9 percent, to $2.763 billion, from $2.633 billion as of June 30, 2003, mainly due to the effect that the equity market improvement had over the assets gathered by broker-dealer. Assets owned increased 10.0 percent, reaching $3.344 billion as of December 31, 2003, versus $3.040 billion as of June 30, 2003.

Total investment portfolio amounted to $2.540 billion, a 13.8 percent increase, when compared to $2.232 billion as of June 30, 2003. The loan portfolio decreased by 2.3 percent, to $711.4 million as of December 31, 2003, when compared to $728.5 million as of June 30, 2003.

On the liability side, deposits increased 3.2 percent from $1.044 billion as of June 30, 2003, to $1.078 billion as of December 31, 2003. Total borrowings as of December 31, 2003, reached $1.994 billion, a 26.1 percent increase when compared to $1.582 billion as of June 30, 2003. The increase in borrowings was used primarily to fund the Group’s interest earning assets growth.

Finally, stockholders’ equity as of December 31, 2003, was $223.5 million, increasing 10.8 percent from $201.7 million as of June 30, 2003. This increase mainly reflects the impact of earnings retention, and the issuance of $34.5 million of preferred stock, partially offset by the increase in the accumulated other comprehensive loss of $36.1 million, mostly associated with the decrease in the unrealized gains on the securities available-for-sale portfolio.

In November 2003, Oriental increased its quarterly cash dividend by 10 percent and also declared a 10 percent stock dividend on its common shares.

Net Interest Income

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Typically bank liabilities reprice in tandem with changes in short-term rates, while many assets positions are influenced by longer-term rates. Our interest rate risk position generally benefits in a declining rate environment because liabilities reprice more quickly than assets. However, when long-term rates decline faster than short-term rates, this benefit is somewhat offset. The Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the quarter ended December 31, 2003, the Group’s net interest income amounted to $22.9 million, up 24.5 percent from $18.4 million in the same period of the previous fiscal year. This increase in net interest income was due to a positive volume variance of $3.9 million, along with a positive rate variance of $0.6 million. Interest rate spread dropped 12 basis points during the second quarter ended December 31, 2003, to 2.85%, from 2.97% in the second quarter of the previous fiscal year. This was mainly due to a decrease in the combined average yield of investment and loans of 84 basis points. This was partially offset by a decline in the average cost of funds of 72 basis points.

For the six-month period ended December 31, 2003, net interest income amounted to $41.8 million, up 14.3 percent from $36.6 million for the six-month period ended December 31, 2002, while the interest rate spread declined 31 basis points to 2.71%. Net interest income increase was mainly due to a positive volume variance of $13.3 million, partially offset by a rate negative variance of $8.1 million. Table 1 and 1A provide information on the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

The Group’s interest income for the second quarter ended December 31, 2003 totaled $42.1 million, an 11.2 percent increase from $37.9 million reported in the same period of the previous fiscal year. This increase in interest income resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. For the second quarter ended December 31, 2003, the average volume of total interest-earning assets grew by 28.3 percent, to $3.101 billion versus $2.416 billion for the same period of the previous fiscal year. Increase in interest earning assets was concentrated on the investment and loan portfolios. The increase in the investment portfolio was concentrated in mortgage-backed securities and Puerto Rico government agencies obligations. The average volume of total loans grew by 10.2 percent, from $656.6 million for the second quarter ended December 31, 2002, versus $723.8 million for the second quarter ended December 31, 2003. The increase in the loan portfolio was concentrated in residential loans as the Group continued to promote and to improve mortgage loans origination. The average volume of real estate mortgage loans grew by 10.2 percent, from $595.3 million for the second quarter ended December 31, 2002, to $655.9 million for the second quarter ended December 31, 2003. Also, average balance of commercial loans grew by 20.29 percent from $41.4 million, to $49.8 million. Most of the commercial loans are secured by real estate.

Likewise, on a year to date basis, interest income increased 5.1 percent to $79.5 million from $75.6 million reported for the six-month period of previous fiscal 2003. Similarly, key drivers for these results are increases in investments and loans average balances. Investments average balances for the six month period ended on December 31, 2003 reached $2.269 billion or 31.44 percent higher than the $1.726 billion reported for the same period of previous fiscal year. Total average loans as of December 31, 2003 were $729.1 million, which represent an increase of 15.24 percent when compared to $632.7 million reported for comparable previous fiscal year period.

For the quarter ended December 31, 2003, the average yield on interest-earning assets was 5.43%, 84 basis points lower than the 6.27% reported in the same period a year ago. The quarterly yield dilution experienced was mainly related to: (i) the expansion of Group’s investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the investment and loan portfolios; reflecting the decrease in market rates (4.83% and 7.41% for the second quarter ended December 31, 2003, versus 5.69% and 7.80%, respectively, for the same period of the previous fiscal year). For the six-month period ended on December 31, 2003, the average yield on interest-earning assets was 5.30%, 111 basis points lower than the 6.41% reported in the same period a year ago. The main reason for this decrease is the yield dilution in the investment portfolio that dropped 119 basis points when compared to previous fiscal year investments yield. As mentioned above, this is the result of the overall decrease on market rates in response to the Federal Reserve Board’s statement of keeping targeted Fed funds rates lower for the near future.

Interest expense for the second quarter ended December 31, 2003 decreased 1.4 percent (to $19.1 million for the second quarter of fiscal year 2004, from $19.4 million of the previous fiscal year). A lower average cost of funds of 2.58% for the quarter ended December 31, 2003, versus 3.30% for the same period of the previous fiscal year, drove the decrease. For the six-month period ended December 31, 2003, interest expense amounted to $37.6 million, 3.5 percent lower than the $39.0 million reported for the same period of previous fiscal year. The average cost of fund for the six-month period was 2.59% or 80 basis points lower than the 3.39% recorded a year earlier. Larger average volumes of repurchase agreements and deposits, which were necessary to fund the growth of the Group’s loan and investment portfolios, drove the increase in average interest-bearing liabilities.

The cost of borrowings, mainly short-term financings, has substantially decreased, reflecting the decline in market rates. For the second quarter ended December 31, 2003, the cost of borrowings decreased 81 basis points (2.38% in the second quarter of fiscal 2004 versus 3.19% in the second quarter of fiscal year 2003). This funding category experienced its larger cost reduction of 116 and 101 basis point in FHLB funds and term notes and in subordinated capital notes, respectively (2.61% and 4.57% cost for the second quarter ended December 2003 versus 3.77% and 5.58% for the same quarter of the previous fiscal year, respectively). Likewise, for the six-month period ended on December 31, 2003 the cost of borrowing was 2.59%, an 80 basis points reduction from 3.39% reported for the previous fiscal year to date. As in the quarter, the interest bearing liabilities components that experienced the higher reduction in cost were the FHLB funds and term notes and the subordinated capital notes. The reduction in FHLB funds and term notes was 118 basis points and in the subordinated capital notes, the reduction was 96 basis points (from 3.77% and 5.63% to 2.59% and 4.67 respectively).

Non-Interest Income

As a diversified financial services provider, the Group’s earnings depend not only on the net interest income generated from its banking and investment activities, but also from fees and other non-interest income generated from the wide array of financial services that it offers. The Group is in a continuing process of balancing its earnings stream with a diversified mix of businesses that provide alternative investment and financing products and services for the more sophisticated needs of its clients. Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, and the level of mortgage banking activities, fees generated from loans, deposit accounts and insurance.

Non-interest income rose to $9.4 million or 8.9% in the second quarter ended December 31, 2003, compared to $8.6 million in the same quarter of the previous fiscal year. Trust, mortgage banking, brokerage and insurance activities, one of the principal components of non-interest income, increased 5.6 percent during the second quarter ended December 31, 2003, to $6.0 million, from $5.7 million for the same quarter of previous fiscal year. This performance was driven by an increase in revenues from fiduciary activities of 49.9 percent when compared to the same period of the previous fiscal year, mainly due to the fee income generated by CPC, the retirement plan administration subsidiary acquired in January 2003. Revenues from fiduciary activities increased to $2.1 million from $1.4 million recorded in the same quarter of previous year. Partially offsetting this increase are the reductions experienced in insurance commissions and brokerage revenues. Insurance commissions for the second quarter ended December 31, 2003, decreased 18.3 percent from $722,000 to $590,000. Brokerage revenues for the second quarter ended December 31, 2003 declined to $1.6 million from $1.8 million recorded in the same period of fiscal 2003.These decreases resulted from lower than expected sales volumes experienced during the second quarter of fiscal 2004 since for the six-month period ended December 31, 2003 both are up by 18.4 percent and 14.6 percent, respectively, when compared with same period of the prior fiscal year. For the six-month period ended December 31, 2003, non-interest income increased 38.0 percent, to $22.3 million from $16.2 million recorded for the same period of prior fiscal year 2003. The increase is mainly due to the market valuation improvement in assets managed for others and also to the effect of new and revised service fees applied during the current fiscal year in fiduciary activities.

For the quarter ended December 31, 2003, gains generated by mortgage banking activities remain in line with the second quarter of previous year revenues, these revenues amounted to $1.7 million for both comparable periods. For the six-month period ended December 31, 2003 gains generated by mortgage banking activities amounted to $4.5 million or 22.0 percent more than the $3.7 million recorded for the first six months of fiscal 2003. Such increase reflects the impact of greater volume of mortgage loans securitization and sales during the first quarter of fiscal 2004.

Bank service revenues consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. These revenues totaled $1.7 million in the second quarter ended December 31, 2003, a 17.2 percent increase versus $1.5 million reported in the same period of the previous fiscal year. This was mainly due to a 14.0 percent increase on fees on deposit accounts which increased from $1.0 million to $1.2 million in the quarter ended December 31, 2003. Also, bank service charges and commissions contributed to the increase in bank service revenues. Bank service charges and commissions for the second quarter of fiscal 2004 increased to $486,000, from $381,000 reported during the second quarter of previous fiscal year 2003 (a 27.6 percent increase), mainly as a result of electronic banking fees generated during the quarter that correspond to an increase in consumer spending during the holidays. For the six-month period ended December 31, 2003, bank service revenues increased 14.3 percent to $3.4 million, from $3.0 million reported for the same period of fiscal 2003. Likewise, fees on deposits accounts and bank service charges lead these increases. Such increases were mainly driven by the Group’s strategy of expanding its banking franchise in all its aspects. Our ability to attract deposits and build relationship banking with consumer and commercial customers was enhanced by aggressive marketing, good products like the Amiga checking account, substantial investment in technology, the remodeling and the expansion of our financial centers and expansion of our sales force.

Revenues on securities, derivatives and trading activities for the second quarter ended December 31, 2003 increased 11.8 percent. The net revenue on securities, derivatives, and trading activities for the second quarter of fiscal 2004 was $1.6 million, compared to $1.5 million for the same period of the previous fiscal year. On a year-to-date basis, securities, derivatives and trading activities amounted to $5.5 million or 88.6 percent more than previous year’s activity of $2.9 million. Securities net activity remains constant when compared to previous year’s activity as the Group is selectively identifying favorable market opportunities to realize such gains. Derivatives net activity presents an improvement from the prior year’s net derivative loss. The prior year’s loss was related to a decrease in the market value of derivatives, primarily to the cancellation of interest rate caps, due to interest rate market conditions at that time. For more information see “Derivatives Activities” in Note 7 to the unaudited Consolidated Financial Statements and “Item - 3, Quantitative and Qualitative Disclosures about Market Risk”.

Non-Interest Expenses

Non-interest expenses for the quarter ended December 31, 2003 increased 17.1 percent to $14.6 million from $12.5 million in the comparable period of the previous fiscal year. For the six-month period ended December 31, 2003, non-interest expenses amounted to $30.0 million, 18.5 percent more than the $25.3 million recorded for the same period of fiscal 2003. This increase reflects the Group’s growth and increases in spending related to the expansion and improvement of its sales force, the acquisition of CPC, marketing, growth in the retail banking platform and continuing investment in technology and infrastructure supporting risk management processes as well as recent and future growth. On a sequential quarter basis, however, non-interest expenses declined 5.1 percent from $15.4 million, reflecting tighter expense controls. The efficiency ratio improved to 47.60 percent, compared to 55.09 percent in the first quarter and 48.76 percent in the year-ago second quarter.

Employee compensation and benefits is the Group’s largest non-interest expense category. For the second quarter ended December 31, 2003, total compensation and benefits amounted to $5.7 million, an increase of 26.4 percent, when compared to $4.5 million for the same period in the previous fiscal year. This reflects the expansion of the work force to encourage higher volume of business and the restructure of certain departments to improve customer satisfaction in our core business. Refer to Table 3 for more selected data regarding employee compensation and benefits.

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended December 31, 2003, amounted to $8.9 million, an 11.8 percent increase when compared to $7.9 million for the same period in the previous year. For the first six months of fiscal 2004, other non-interest expense amounted to $18.2 million, an increase of 12.8 percent when compared to $16.1 million reported for the same period of fiscal 2003.

Occupancy and equipment expenses increased 6.0 percent, from $2.2 million in the second quarter ended December 31, 2002, to $2.3 million in the second quarter of fiscal 2004, as a direct result of the addition of a new branch and the relocation of another branch to improve our retail banking platform in response to bank products demand. For the first six months of fiscal 2004, these expenses increased 6.1 percent from the $4.4 million recorded during the first six months of fiscal 2003. This increase is also due to the relocation of existing financial centers and upgrading financial center technology and infrastructure.

During the quarter ended December 31, 2003, the Group continued its aggressive promotional campaign to enhance the market recognition of new and existing products in order to increase our fee-based revenues and re-branding activity. As a result, in the quarter ended December 31, 2003, advertising and business promotion increased 18.9 percent to $2.1 million versus $1.8 million reported in the second quarter of fiscal 2003. For the first six months of fiscal 2004, advertising and business promotion increased to $4.2 million or 17.1 percent from the $3.6 million reported for the first six months of fiscal 2003.

Professional and service fees decreased 5.4%, from $1.5 million in the second quarter ended December 31, 2002, to $1.4 million in the second quarter of fiscal 2004. For the first six months of fiscal 2004, professional and service fees decreased 8.0 percent to $3.1 million, from $3.3 million reported for the same period of fiscal 2003. The decrease in professional and service fees are directly related to specific expense control initiatives and operational efficiencies.

The rise in communication, municipal and other general taxes, insurance, printing, postage, stationery and supply, and other operating expenses are mainly due to the general growth in the Group’s business activities, products and services offered. The Group will continue to assess its operations and organizational structures to make sure they are closely aligned with our goal of maximizing performance through increased efficiency and competitiveness in our core businesses.

Provision for Loan Losses

The provision for loan losses for the quarter ended December 31, 2003, totaled $1.0 million, down slightly from the $1.1 million reported for the same period of the previous fiscal year. For the first six months of fiscal 2004, the provision amounted to $2.4 million, a 21.3 percent increase, when compared to $1.9 million reported a year earlier. The increase in the provision for loan losses reflects the required provisions needed to cover the increase of net credit losses. Net credit losses average ratio for the quarter increased 19 basis points, from 0.30% in the quarter ended December 31, 2002, to 0.49% in the quarter ended December 31, 2003. For the first six months of fiscal 2004, net credit losses average ratio was 0.37%, an increase of 3 basis points from the 0.34% reported for the same period of prior fiscal year. Major increases in net credit losses were recorded for residential real estate and commercial loan portfolios partially offset by a decrease in the consumer loans portfolio.

Residential real estate’s net credit losses for the quarter and six-month periods ended December 31, 2003, were $249,000. This amount represents a charge-off on a large real estate loan in which the Group decided to accept the real estate collateral as payment of the loan. The Group did not have any charge-offs on this portfolio last year.

Commercial’s net credit losses increased $247,000 and $264,000 for the quarter and six-month periods ended December 31, 2003, when compared to the same periods of previous fiscal year. The reason for such increases is because management performed a review of the entire commercial loan portfolio and decided to recognize as losses certain loans considered uncollectible or of such little value that the continuance as bankable assets was not warranted. This review was necessary since the Group’s strategy is to expand the commercial loan portfolio in fiscal year 2004. Almost all the commercial lending that the Group is originating is well collateralized.

Net credit losses on consumer loans decreased when compared with the same quarter of last fiscal year. For the quarter ended December 31, 2003, net credit losses on consumer loans were $397,000, which represents a decrease of 22 percent, when compared with the quarter ended December 31, 2002 in which the Group had a net credit loss of $509,000. For the six-month period ended December 31, 2003, net charge-offs on consumer loans were $888,000, which represents a decrease of 20.3 percent, when compared with the six-month period ended December 31, 2002, in which the Group had a net credit loss of $1.1 million.

Non-performing commercial loans increased 74.9 percent, from $1.8 million as of June 30, 2003, to $3.1 million as of December 31, 2003. This increase is due to one large commercial real estate loan of $1.3 million approximately which reached 90 days past-due as of December 31, 2003. The Group is in the process of restructuring such loan. The value of the real estate property held as collateral is enough to cover the principal balance outstanding of this loan. Non-performing residential real estate secured loans increased 7.6 percent, to $28.6 million as of December 31, 2003, when compared to June 30, 2003 non-performing levels of $26.6 million. However, this portfolio is well collateralized and the Group does not expect any major losses on such portfolio.

Provision for Income Taxes

The Group recognized a provision for income tax of $998,000 for the quarter ended December 31, 2003, compared with a provision of $943,000 for the same period of the previous fiscal year. This is in relationship with the increase in income before income taxes for the quarter ended December 31, 2003. For the first six months of fiscal 2004, the income tax provision amounted to $2.6 million or 79.4 percent higher than the $1.4 million reported for the same period of fiscal 2003. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantage interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico Governments and certain mortgage-backed securities, including securities held by the Group’s International Banking Entity.

FINANCIAL CONDITION

Group’s Assets

At December 31, 2003, the Group’s total assets amounted to $3.344 billion, an increase of 10.0%, when compared to $3.040 billion at June 30, 2003. On the same date, interest-earning assets reached $3.258 billion, up 10.0% versus $2.963 billion at June 30, 2003.

Investments are the Group’s largest interest-earning assets component. It mainly consists of money market investments, U.S. Government agencies bonds, mortgage-backed securities, CMO’s and P.R. Government municipal bonds. The Group decided to reposition its investment portfolio during the quarter ended September 30, 2003 and transferred a group of securities ($856 million) from the available-for-sale category to the held-to-maturity category as management now intends to hold these securities to maturity. The investment portfolio increased 13.8%, to $2.540 billion, from $2.232 billion as of June 30, 2003. Most of the increase is mainly due to the acquisition of additional mortgage-backed securities and Puerto Rico government and agency obligations (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

At December 31, 2003, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, slightly decreased by 2.3 percent, to $711.4 million when compared to $728.5 million at June 30, 2003. This was mainly due to a decrease in the residential and personal mortgage loans (including loans held for sale), the largest component of the Group’s loan portfolio, which decreased by 3.7 percent, to $645.5 million, when compared to $670.1 million at June 30, 2003. Such decrease was due to the residential mortgage loans sold in the secondary market during the first six months of fiscal 2004, which amounted to $145.8 million or $94.7 million more than the $51.1 million sold during the same period of previous fiscal 2003 and the loan repayments. This was partially offset by a 23.9 percent increase in commercial loans. Commercial loans for December 31, 2003 and June 30, 2003 totaled $54.0 million and $43.6 million, respectively (7.5% and 5.9% of total gross loan portfolio, respectively). Such increase reflected the success of the Group’s strategy to expand the commercial loan program in fiscal 2004.Table 9 and Note 3 of the unaudited Consolidated Financial Statements presents the Group’s loan portfolio composition and mix at the end of the periods analyzed.

At December 31, 2003 and June 30, 2003, the consumer loan portfolio totaled $18.0 million and $19.8 million, respectively (2.5% and 2.7% of the Group’s loan total gross portfolio, respectively).

Liabilities and Funding Sources

At December 31, 2003, the Group’s total liabilities reached $3.121 billion, 9.9 percent higher than the $2.839 billion reported at June 30, 2003. Deposits and borrowings, the Group’s funding sources, amounted to $3.072 billion at December 31, 2003, an increase of 10.6 percent, when compared to $2.778 billion recorded at June 30, 2003.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital notes, and unused lines of credit. At December 31, 2003, they amounted to $1.994 billion, 26.1% higher than the $1.582 billion at June 30, 2003. The increase, mainly in repurchase agreements and FHLB funds, reflects the funding needed to maintain the Group’s loan and investment portfolios growth.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB funds reached $301.0 million as of December 31, 2003, an increase of 131.5 percent when compared to FHLB funds as of June 30, 2003. This increase is mainly due to the strategy of extending the maturity of our liabilities, to take advantage of alternative lower rate funding sources. Table 10 presents the composition of the Group’s borrowings at the end of the periods analyzed.

At December 31, 2003, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.078 billion, up 3.2%, compared to the $1.044 billion reported as of June 30, 2003. A $41.9 million increase (or 8.9%) in certificates of deposit other than IRA accounts and $12.8 million increase (or 3.7%) in IRA accounts contributed to this raise in total deposits. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

Stockholders’ Equity

At December 31, 2003, the Group’s total stockholders’ equity was $223.5 million, a 10.8% increase, when compared to $201.7 million at June 30, 2003. In addition to earnings from operations, this rise reflects an increase on outstanding preferred stocks of $34.5 million offset by an increase of $36.1 million in the other accumulated comprehensive loss (for the first six months ended December 31, 2003). Accumulated other comprehensive loss, net, consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax. At December 31, 2003, accumulated unrealized loss, net of tax, on derivatives designated as cash flow hedges was $27.3 million, a $14.5 million decrease, when compared to an accumulated unrealized loss of $41.8 million at June 30, 2003. On the other hand, accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $9.1 million at December 31, 2003, a $50.6 million negative change, when compared with an accumulated unrealized gain of $41.5 million at June 30, 2003. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at December 31, 2003 includes an unrealized loss amounted to $28.0 million related to securities transferred to the held-to-maturity category. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

On November 20, 2003, the Group declared a 10% common stock dividend payable from the treasury stock account on January 16, 2004 to holders of record as of December 31, 2003. This dividend brings to 242,441 shares the number of shares held by the Group as treasury stock. The Group’s common stock is traded in the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2003, the Group’s market capitalization for its outstanding common stock was $508.5 million ($25.70 per share).

Under the regulatory framework for prompt corrective action, banks which meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

The Group’s total financial assets include the Group’s bank assets owned and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At December 31, 2003, they reached $6.107 billion — up 7.6%, when compared to $5.674 billion at June 30, 2003. The increase was largely due to a growth of 10.0% in the Group’s bank assets owned, when compared to June 30, 2003, and to the improvement in the equity market conditions as broker- dealer assets gathered increased 14.4% when compared to June 30, 2003. The Group’s financial assets main component is the assets owned by the Group, of which approximately 98 % are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to “Group’s Assets” under “Financial Condition” herein above.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At December 31, 2003, total assets managed by the Group’s trust division and CPC amounted to $1.662 billion, 0.5% less than the $1.670 billion reported at June 30, 2003.

The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 2003, total assets gathered by the securities broker-dealer from its customer investment accounts reached $1.101 billion, up 14.4%, from $963 million at June 30, 2003, as a result of the equity securities market recovery, which led to more trading activities by customers.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:

At December 31, 2003, the Group’s allowance for loan losses amounted to $6.0 million (0.84% of total loans) a 19.7 percent increase from the $5.0 million (0.69% of total loans) reported at June 30, 2003. Residential real estate and consumer loans allowances present the greatest increases of 46.2 percent and 49.5 percent, or $807,000 and $643,000, respectively, when compared with balances recorded at June 30, 2003. Commercial loans allowance increased 25.9 percent or $112,000, when compared to $433,000 recorded at June 30, 2003. These increases were partially offset by a 37.0 percent or $573,000 decrease in the unallocated allowance as management identified specific areas subject to credit risk in the real estate residential and commercial loan portfolios, consequently reducing the unallocated allowance. These increases in allowance were mainly due to a $249,000 charge off in a residential real estate loan during the quarter and also to an increase in non-performing loans in this portfolio of 7.6 percent or $2.0 million. Non-performing consumer loans increased only 10.3 percent or $53,000 for the first six months of fiscal 2004, but still comprised 65% of total net credit losses recorded. In addition, actual consumer’s net credit losses higher than those expected increased the consumer loan allowance.

Non-performing commercial loans increased 74.9 percent or $1.3 million, when compared to June 30, 2003 non-performing commercial loans of $1.8 million. Similarly, commercial net credit losses for the first six months of fiscal 2004 were $264,000 more than the $36,000 net recoveries recorded for the first six months of fiscal 2003. The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

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

Net credit losses for the quarter ended December 31, 2003, totaled $883,000 (0.49% of average loans) an increase of 77 percent when compared to $499,000 (0.30% of average loans) for the same period of the previous fiscal year. Major increases in net credit losses were recorded for real estate and commercial loans, which increased $317,000 and $247,000, respectively, when compared to the same period of previous fiscal year 2003. For the first six months of fiscal 2004, net credit losses amounted to $1.4 million, a 26.6 percent increase when compared to $1.1 million reported for the first six months of fiscal 2003. Likewise, net credit losses increases in real estate of $249,000 and in commercial loans of $264,000, shore up these results partially offset by a reduction of $226,000 in net credit losses related to consumer loans. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

At December 31, 2003, the Group’s non-performing assets totaled $32.9 million (0.98% of total assets) versus $29.4 million (0.97% of total assets) at the end of June 30, 2003. The increase was principally due to an 11.8 percent increase on non-performing loans. Foreclosed real estate properties increased 12.1 percent when compared to $536,000 reported on June 30, 2003.

At December 31, 2003, the allowance for loan losses to non-performing loans coverage ratio was 18.64%. Excluding the lesser-risk real estate loans, the ratio is much higher, 162.05%. Detailed information concerning each of the items that comprise non-performing assets follows:

•	Real estate loans - are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At December 31, 2003, the Group’s non-performing real estate loans totaled $28.6 million (88.5% of the Group’s non-performing loans) a 7.6% increase from the $26.6 million (92.0% of the Group’s non-performing loans) reported as at June 30, 2003. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans - are placed on non-accrual basis when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2003, the Group’s non-performing commercial loans amounted to $3.1 million (9.7% of the Group’s non-performing loans) a 74.9% increase from $1.8 million reported at June 30, 2003 (6.2% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•	Consumer loans - are placed on non-accrual status when they become 90 days past due and written-down when payments are delinquent 120 days. At December 31, 2003, the Group’s non-performing consumer loans amounted to $570,000 (1.8% of the Group’s total non-performing loans), a 10.3% increase from the $517,000 reported as at June 30, 2003 (1.8% of total non-performing loans).

•	Foreclosed real estate - is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At December 31, 2003, foreclosed real estate balance was $601,000, a 12.1% increase from the $536,000 reported at June 30, 2003.

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

Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates which mainly occur when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a “maturity mismatch” or “gap”. The Group employs various techniques to assess the degree of interest rate risk.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at December 31, 2003, and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)

	December 31, 2003	June 30, 2003

Swaps:
Pay fixed swaps notional amount	$675,000	$650,000
Weighted average pay rate - fixed	3.71%	3.97%
Weighted average receive rate - floating	1.16%	1.24%
Maturity in months	2 to 82	1 to 88
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.15%	1.31%
Maturity in months	3	9

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

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of December 31, 2003 and June 30, 2003 is as follows:

	Notional Amount
	(In thousands)

Type of Contract:	December 31, 2003	June 30, 2003

Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$675,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450
Purchased options used to manage exposure to the stock market on stock indexed deposits	241,450	232,800
Embedded options on stock indexed deposits	234,067	229,574
Caps	75,000	75,000

	$553,267	$544,824

During the quarters ended December 31, 2003 and 2002, $608,000 and $725,000, respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the first six months of fiscal 2004 and 2003 these losses amounted to $660,000 and $4.0 million respectively. For the quarter ended on December 31, 2003, unrealized gains of $1.2 million on derivatives designated as cash flow hedges were included in other comprehensive income. For the first six months of fiscal 2004, unrealized gains of $5.4 million on derivatives designated as cash flow hedges were included in other comprehensive income. Ineffectiveness of $540,000 was charged and $349,000 was credited to earnings during the quarters ended December 31, 2003 and 2002, respectively. During the six-month periods ended December 31, 2003 and 2002, ineffectiveness of $557,000 and $36,000 were charged to earnings, respectively.

At December 31, 2003 and June 30, 2003, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $93,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $13.2 million and $7.4 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.0 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $29.0 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of December 31, 2003 and June 30, 2003.

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on NII of $99.0 million as of December 31, 2003, for the next twelve months is a $10.6 million decrease, or -10.66% change on a hypothetical 200 basis points rate increase. The change for the same period, utilizing a hypothetical declining rate scenario of 50 basis points, is a decrease of $57,000 or -0.06%. Both hypothetical rate scenarios consider a gradual change of +200 and -50 basis points during the twelve-month period. The decreasing rate scenario has a floor of .25%. This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations. These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of December

31, 2003, the Group had approximately $425.4 million in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 10.5% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank also uses the Federal Home Loan Bank of New York (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2003, the Group has an additional borrowing capacity with the FHLB of $42.5 million.

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

As of December 31, 2003, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $24.4 million. No borrowings were made during the six-month period ended December 31, 2003 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Group’s investment portfolio at December 31, 2003 had an average maturity of 58 months. However, no assurance can be given that such levels will be maintained in future periods.

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

Changes in statutes and regulations, including tax laws and rules

The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of securities held by the Group’s international banking entities. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the legislatures of Puerto Rico, could adversely affect the Group’s profits and financial condition.

Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. Recently, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004 and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005 and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

The Group has an IBE that operates as a unit of the Bank. The Group recently organized a new IBE that operates as a subsidiary of the Bank. The Bank transferred as of January 1, 2004, substantially all of the bank’s IBE assets to the new IBE subsidiary. Although this transfer of IBE assets will allow us to continue enjoying tax benefits, we cannot give you any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to our new IBE subsidiary.

Item – 4

CONTROLS AND PROCEDURES

The Group’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Group’s management, including the Chief Executive Officer and the Acting Chief Financial Officer, concluded that the Group’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Group and its subsidiaries required to be included in the Group’s Exchange Act filings.

There were no significant changes made in the Group’s internal controls over financial reporting that occurred during the Group’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART – 2 OTHER INFORMATION

Item – 1

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

Item – 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

Item – 3

DEFAULTS UPON SENIOR SECURITIES

    None

Item – 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Only one matter was submitted and approved at the annual meeting of stockholders held on October 28, 2003 in San Juan, Puerto Rico. Such matter consisted of the election of three directors to a three-year term expiring in 2006. Following in tabular form are the voting results per nominee:

Nominees	For	Against

José Enrique Fernández	9,287,295	1,566,331
Efraín Archilla	10,576,515	277,111
Julian S. Inclán	10,345,548	458,078

Continued Item – 4

The terms of the following directors continued after the meeting: Pablo I. Altieri, M.D., Diego Perdomo, C.P.A., Alberto Richa-Angelini, Emilio Rodríguez Jr., Francisco Arriví and Miguel Vázquez-Deynes.

Item – 5

OTHER INFORMATION

    None

Item – 6

EXHIBITS AND REPORTS ON FORM 8-K

A- Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

•	Current report on Form 8-K, dated October 27, 2003, reporting under Item 5 the issue of trust redeemable preferred securities and non-cumulative monthly income preferred stock.

•	Current report on Form 8-K, dated October 22, 2003, reporting under Items 5 and 12 the release of the Group’s financial results for the quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d ) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/José Enrique Fernández

José Enrique Fernández
Chairman of the Board, President and Chief Executive Officer		Dated: February 12, 2004

By:	/s/Norberto González

Norberto González
Executive Vice President – Acting Chief Financial Officer		Dated: February 12, 2004