Form 10-Q
period 2004-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2004-05-12
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934
For the transition period from_______________________to___________________________

Commission File Number 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,	IRS Employer Identification No. 66-0538893

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

Yes            [x]            No [   ] .

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

21,921,949 common shares ($1.00 par value per share)
outstanding as of March 31, 2004

PAGE
PART - 1 FINANCIAL INFORMATION:
Item - 1 Financial Statements
Unaudited consolidated statements of financial condition at March 31, 2004 and June 30, 2003
Unaudited consolidated statements of income for the quarter and nine-month periods ended March 31, 2004 and 2003
Unaudited consolidated statements of changes in stockholders’ equity for the nine-month periods ended March 31, 2004 and 2003
Unaudited consolidated statements of comprehensive income for the quarter and nine-month periods ended March 31, 2004 and 2003
Unaudited consolidated statements of cash flows for the nine-month periods ended March 31, 2004 and 2003
Notes to unaudited consolidated financial statements
Item - 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item – 3 Quantitative and Qualitative Disclosures about Market Risk
Item – 4 Controls and Procedures
PART - 2 OTHER INFORMATION:
Item - 1 Legal Proceedings
Item - 2 Change in Securities and Use of Proceeds
Item - 3 Defaults upon Senior Securities
Item - 4 Submissions of Matters to a Vote of Security Holders
Item - 5 Other Information
Item - 6 Exhibits and Reports on Form 8-K
Signatures
Certifications
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2004 AND JUNE 30, 2003

	March 31,	June 30,
(In thousands, except shares information)	2004	2003
ASSETS
Cash and due from banks	$11,651	$15,945

Investments:
Short term investments	6,093	1,152

Trading securities, at fair value with amortized cost of $2,803 (June 30, 2003 - $998)	2,820	1,037

Investment securities available-for-sale, at fair value with amortized cost of $1,357,146 (June 30, 2003 - $2,162,480):
Securities pledged that can be repledged	966,863	1,446,385
Other investment securities	414,552	761,219

Total investment securities available-for-sale	1,381,415	2,207,604

Investment securities held-to-maturity, at amortized cost with fair value of $1,262,922
Securities pledged that can be repledged	1,011,397	—
Other investment securities	221,636	—

Total investment securities held-to-maturity	1,233,033	—

Federal Home Loan Bank (FHLB) stock, at cost	22,537	22,537

Total investments	2,645,898	2,232,330

Securities sold but not yet delivered	12,188	1,894

Loans:
Mortgage loans held-for-sale, at lower of cost or market	7,600	9,198
Loans receivable, net of allowance for loan losses of $6,632 (June 30, 2003 - $5,031)	710,512	719,264

Total loans, net	718,112	728,462

Accrued interest receivable	19,292	17,716
Premises and equipment, net	18,653	16,162
Investment in equity options	14,450	6,787
Deferred tax asset, net	6,821	3,731
Foreclosed real estate, net	447	536
Other assets	18,703	16,988

Total assets	$3,466,215	$3,040,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$133,286	$132,328
Savings accounts	90,613	92,210
Individual retirement accounts	366,261	348,346
Certificates of deposit	467,562	471,381

Total deposits	1,057,722	1,044,265

Borrowings:
Securities sold under agreements to repurchase	1,648,339	1,400,598
Advances from FHLB	310,800	130,000
Subordinated capital notes	72,166	36,083
Term notes	15,000	15,000

Total borrowings	2,046,305	1,581,681

Securities purchased but not yet received	14,419	152,219

Accrued expenses and other liabilities	61,093	60,706

Total liabilities	3,179,539	2,838,871

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding (June 30, 2003 - 1,340,000 shares of Series A)	68,000	33,500
Common stock, $1 par value; 40,000,000 shares authorized; 22,164,390 shares issued (June 30, 2003 - 19,684,343 shares)	22,164	19,684
Additional paid-in capital	124,168	57,236
Legal surplus	25,519	21,099
Retained earnings	89,832	106,358
Treasury stock, at cost, 242,441 shares (June 30, 2003 - 2,025,363 shares)	(4,473)	(35,888)
Accumulated other comprehensive loss, net of tax effect of $3,503 (June 30, 2003 - $1,566)	(38,534)	(309)

Total stockholders’ equity	286,676	201,680

Total liabilities and stockholders’ equity	$3,466,215	$3,040,551

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	Quarter Period		Nine-Month Period
(In thousands, except per share information)	2004	2003	2004	2003
Interest income:
Loans	$12,538	$12,618	$39,572	$38,065
Mortgage-backed securities	28,243	25,084	76,976	73,508
Other investment securities	1,666	1,419	5,349	3,114

Total interest income	42,447	39,121	121,897	114,687

Interest expense:
Deposits	7,755	8,265	23,058	25,599
Securities sold under agreements to repurchase	9,083	8,714	26,023	25,148
Other borrowed funds	2,853	2,441	8,215	7,636

Total interest expense	19,691	19,420	57,296	58,383

Net interest income	22,756	19,701	64,601	56,304
Provision for loan losses	1,050	850	3,404	2,790

Net interest income after provision for loan losses	21,706	18,851	61,197	53,514

Non-interest income (losses):
Commissions and fees from fiduciary activities	2,114	1,673	6,418	4,544
Commissions and fees from broker and insurance activities	2,243	1,898	6,797	5,839
Banking service revenues	1,820	1,376	5,225	4,354
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,946	2,071	6,400	5,721
Securities available-for-sale	3,298	2,020	9,509	8,409
Derivatives activities	(275)	(439)	(935)	(4,429)
Trading securities	29	23	20	563
Other	24	—	63	(220)

Total non-interest income, net	11,199	8,622	33,497	24,781

Non-interest expenses:
Compensation and employees’ benefits	6,381	6,098	18,155	15,266
Occupancy and equipment	2,465	2,403	7,083	6,756
Advertising and business promotion	1,919	1,228	6,087	4,812
Professional and service fees	1,382	1,455	4,457	4,799
Communication	463	385	1,386	1,207
Loan servicing expenses	461	450	1,387	1,307
Taxes, other than payroll and income taxes	455	388	1,320	1,164
Electronic banking charges	418	306	1,199	914
Printing, postage, stationery and supplies	270	254	859	763
Insurance, including deposit insurance	197	196	591	542
Other	586	607	2,456	1,548

Total non-interest expenses	14,997	13,770	44,980	39,078

	—	—	—	—
Income before income taxes	17,908	13,703	49,714	39,217
Income tax expense	(1,585)	(697)	(4,143)	(2,122)

Net income	16,323	13,006	45,571	37,095
Less: Dividends on preferred stock	(1,200)	(597)	(2,998)	(1,790)

Net income available to common shareholders	$15,123	$12,409	$42,573	$35,305

Income per common share:
Basic	$0.75	$0.65	$2.15	$1.86

Diluted	$0.71	$0.61	$2.04	$1.74

Average common shares outstanding	20,289	19,141	19,817	19,023
Average potential common share-options	983	1,214	1,028	1,212

	21,272	20,355	20,845	20,235

Cash dividends per share of common stock	$0.14	$0.13	$0.41	$0.36

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(In thousands)
CHANGES IN STOCKHOLDERS’ EQUITY:	2004	2003
Preferred stock:
Balance at beginning of period	$33,500	$33,500
Issuance of preferred stock	34,500	—

Balance at end of period	68,000	33,500

Common stock:
Balance at beginning of period	19,684	15,300
Issuance of common stock	1,955	—
Stock options exercised	525	281
Stock split effected in the form of a dividend	—	3,865

Balance at end of period	22,164	19,446

Additional paid-in capital:
Balance at beginning of period	57,236	52,670
Issuance of common stock	52,785	—
Stock options exercised	4,270	2,508
Stock dividend	14,526	—
Common stock issuance costs	(3,206)	—
Preferred stock issuance costs	(1,443)	—

Balance at end of period	124,168	55,178

Legal surplus:
Balance at beginning of period	21,099	15,997
Transfer from retained earnings	4,420	3,709

Balance at end of period	25,519	19,706

Retained earnings:
Balance at beginning of period	106,358	75,806
Net income	45,571	37,095
Cash dividends declared on common stock	(8,344)	(6,948)
Stock dividend declared on common stock	(46,335)	(3,865)
Cash dividends declared on preferred stock	(2,998)	(1,790)
Transfer to legal surplus	(4,420)	(3,709)

Balance at end of period	89,832	96,589

Treasury stock:
Balance at beginning of period	(35,888)	(33,674)
Stock purchased	(394)	(1,446)
Stock dividend	31,809	—

Balance at end of period	(4,473)	(35,120)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(309)	6,830
Other comprehensive income (loss), net of tax	(38,225)	3,947

Balance at end of period	(38,534)	10,777

Total stockholders’ equity	$286,676	$200,076

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(In thousands)	Quarter Period		Nine-Month Period
COMPREHENSIVE INCOME	2004	2003	2004	2003
Net income	$16,323	$13,006	$45,571	$37,095

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$9,362	$(3,085)	$(38,359)	$28,882
Realized gains on investment securities available-for-sale included in net income	(3,298)	(2,020)	(9,509)	(8,409)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(13,208)	(3,845)	(7,739)	(26,939)
Realized loss on derivatives designated as cash flow hedges included in net income	4,791	4,733	13,620	11,953
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	93	57	260	170
Income tax effect related to unrealized (gain) loss on securities available-for-sale	95	160	3,502	(1,710)

Other comprehensive income (loss) for the period	(2,165)	(4,000)	(38,225)	3,947

Comprehensive income	$14,158	$9,006	$7,346	$41,042

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$45,571	$37,095

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(7,298)	(1,479)
Amortization of premiums and accretion of discounts on investment securities, net	8,959	3,750
Depreciation and amortization of premises and equipment	3,619	3,524
Deferred income tax expense	303	2,386
Provision for loan losses	3,404	2,790
Loss (gain) on:
Sale of securities available-for-sale	(9,509)	(8,409)
Mortgage banking activities	(6,400)	(5,721)
Derivatives activities	935	4,429
Sale of premises and equipment	—	220
Originations of loans held-for-sale	(197,432)	(89,349)
Proceeds from sale of loans held-for-sale	119,553	2,867
Net decrease in:
Trading securities	(1,783)	7,628
Accrued interest receivable	(1,576)	(1,377)
Other assets	(1,533)	19,253
Net increase in:
Accrued interest on deposits and borrowings	4,255	4,148
Other liabilities	3,422	34,127

Total adjustments	(81,081)	(21,213)

Net cash provided by (used in) operating activities	(35,510)	15,882

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,417,157)	(1,225,211)
Investment securities held-to-maturity	(263,360)	—
FHLB stock	—	(17,320)
Net purchases of equity options	(1,866)	(1,096)
Maturities and redemptions of:
Investment securities available-for-sale	545,917	591,854
Investment securities held-to-maturity	61,422	—
FHLB stock	—	17,320
Proceeds from sale of:
Investment securities available-for-sale	549,311	410,905
Other real estate owned	797
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(123,418)	(224,571)
Principal repayment of loans	139,145	120,404
Contribution to Statutory Trust II	(1,083)	—
Capital expenditures	(6,110)	(2,500)

Net cash used in investing activities	(516,402)	(330,215)

Cash flows from financing activities:
Net increase in:
Deposits	8,256	77,726
Securities sold under agreements to repurchase	247,741	246,183
Proceeds from:
Advances from FHLB	684,200	587,760
Exercise of stock options	4,795	2,789
Repayments of advances from FHLB	(503,400)	(589,460)
Issuance of subordinated capital notes	35,043	—
Issuance of common stock, net	51,534	—
Issuance of preferred stock, net	33,057	—
Common stock purchased	(394)	(1,446)
Dividends paid	(8,273)	(6,291)

Net cash provided by financing activities	552,559	317,261

Net increase in cash and cash equivalents	647	2,928
Cash and cash equivalents at beginning of period	17,097	10,312

Cash and cash equivalents at end of period	$17,744	$13,240

Cash and cash equivalents include:
Cash and due from banks	$11,651	$9,567
Short term investments	6,093	3,673

	$17,744	$13,240

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:

Interest paid	$50,017	$54,235

Income taxes paid	$1,880	$—

Real estate loans securitized into mortgage-backed securities	$80,071	$83,282

Investment securities available-for-sale transferred to held-to-maturtity	$1,030,436	$—

Accrued dividend payable	$3,069	$2,447

Other comprehensive income (loss) for the period	$(38,225)	$3,947

Securities and loans sold but not yet delivered	$12,188	$12,169

Securities purchased but not yet received	$14,419	$—

Transfer from loans to foreclosed real estate	$708	$571

Stock dividend paid from treasury stock in 2004 and stock split effected in the form of a dividend in 2003	$46,335	$3,865

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of March 31, 2004 and June 30, 2003, and the results of operations and cash flows for the nine-month periods ended March 31, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2003 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the nine-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2003, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company that provides a wide range of financial services such as retail and commercial banking, mortgage banking, and commercial and consumer lending, as well as financial planning, insurance sales, money management and investment brokerage services, and corporate and individual trust services. The Group focuses its marketing on attracting professional consumer and commercial customers. It operates through three major business segments, Retail Banking, Treasury, and Financial Services, which are comprised of four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc. The main offices of the Group and most of its subsidiaries are located in San Juan, Puerto Rico. Note 9 to the consolidated financial statements present further information about the operations of the Group’s business segments.

Oriental is incorporated under the laws of the Commonwealth of Puerto Rico and operates under U.S. and Puerto Rico banking laws and regulations. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank operates through twenty-three branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (FDIC), which insures its deposits through the Savings Association Insurance Fund (SAIF). The Bank also operates an international banking entity, which is a unit of the Bank, named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new international banking entity, named Oriental International Bank Inc., as a wholly owned subsidiary of the Bank. The Group transferred as of January 1, 2004 substantially all the assets and liabilities of O.B.T. International Bank to the new subsidiary. The international banking entity offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico. Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Significant Accounting Policies

The consolidated financial statements of the Group are prepared in accordance with GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Certain financial instruments including derivatives, hedged items, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income (loss) or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time valued and yield curve or volatility factors underlying the positions.

•	Impairment of Investment Securities

The Group evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker-dealers, and the Group’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analysis made by major brokerage houses. The Group also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal, and available secondary market prices from broker-dealers and interest obligations on any mortgage and other asset backed security will not be received in a timely manner, the security is written down to its fair value.

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

Stock Option Plans

At March 31, 2004, the Group has four stock-based employee compensation plans: the 1988, 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange or shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number of kind of shares or securities stock options vest upon completion of specified years to service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted during the quarter and nine-month periods ended March 31, 2004 and 2003 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions:

	Quarter Periods		Nine-Month Periods
	March 31,	March 31,	March 31,	March 31,
(In thousands, except for per share data)	2004	2003	2004	2003
Net income, as reported	$16,323	$13,006	$45,571	$37,095
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	337	497	1,042	1,492

Pro forma net income	$15,986	$12,509	$44,529	$35,603

Earning per share:
Basic - as reported	$0.75	$0.65	$2.15	$1.86

Basic - pro forma	$0.73	$0.62	$2.10	$1.78

Diluted - as reported	$0.71	$0.61	$2.04	$1.74

Diluted - pro forma	$0.70	$0.59	$1.99	$1.67

The fair value of each option granted during the nine-month periods ended March 31, 2004 and 2003 was $7.79 and $5.90 per option, respectively, as adjusted for the stock dividend effected on January 15, 2004. The fair value of each option granted during the nine-month periods ended March 31, 2004 and 2003 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

The following assumptions were used in estimating the fair value of the options granted:

(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 33% for options granted in the nine-months ended March 31, 2004 (2003 – 32%).

(3)	The expected weighted average dividend yield was 2.28% for options granted in the nine-months ended March 31, 2004 (2003 – 2.62%), after giving retroactive effect to the 10% stock dividend effected on January 15, 2004.

(4)	The weighted average risk-free interest rate was 3.81% for options granted in the nine-months ended March 31, 2004 (2003 – 3.66%).

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At March 31, 2004 and June 30, 2003 the Group’s short term investments were comprised of:

	( In thousands)
	March 31,	June 30,
	2004	2003
Time deposits with other banks	$5,293	$365
Money market accounts and other short-term investments	800	787

Total Short Term Investments	$6,093	$1,152

Trading Securities

A summary of trading securities owned by the Group at March 31, 2004 and June 30, 2003 is as follows:

	(In thousands)
	March 31, 2004	June 30, 2003
Mortgage-backed securities	2,633	51
Equity securities	137	855
P.R. Government and agency obligations	$50	$131

Total trading securities	$2,820	$1,037

As of March 31, 2004, the Group’s trading portfolio weighted average yield was 6.49% (June 30, 2003 – 6.35%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2004 and June 30, 2003, were as follows:

	March 31, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$53,628	$57	$727	$52,958	3.67%
Puerto Rico Government and agency obligations	52,746	1,633	85	54,295	5.78%
Other debt securities	9,374	1,477	—	10,851	9.04%

Total investment securities	115,748	3,167	812	118,104

FNMA and FHLMC certificates	983,472	17,756	1	1,001,226	4.34%
GNMA certificates	65,974	467	—	66,441	3.59%
Collateralized mortgage obligations (CMOs)	191,952	3,692	—	195,644	5.25%

Total mortgage-backed-securities	1,241,398	21,915	1	1,263,311

Total securities available-for-sale	$1,357,146	$25,082	$813	$1,381,415	4.43%

Held-to-maturity
Puerto Rico Government and agency obligations	$62,098	$—	$81	$62,017	5.33%

Total investment securities	62,098	—	81	62,017

FNMA and FHLMC certificates	851,587	22,211	—	873,798	5.13%
GNMA certificates	319,348	7,759	—	327,107	5.41%

Total mortgage-backed-securities	1,170,935	29,970	—	1,200,905

Total securities held-to-maturity	$1,233,033	$29,970	$81	$1,262,922	5.21%

	June 30, 2003 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$54,444	$172	$803	$53,813	3.49%
Puerto Rico Government and agency obligations	46,914	3,195	32	50,077	5.95%
Other debt securities	9,368	1,434	—	10,802	9.04%

Total investment securities	110,726	4,801	835	114,692

FNMA and FHLMC certificates	1,638,567	29,061	1,673	1,665,955	4.59%
GNMA certificates	206,013	5,318	110	211,221	4.78%
CMOs	207,174	8,876	314	215,736	5.68%

Total mortgage-backed-securities	2,051,754	43,255	2,097	2,092,912

Total securities available-for-sale	$2,162,480	$48,056	$2,932	$2,207,604	4.73%

At June 30, 2003, there were no held-to-maturity securities.

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at March 31, 2004, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,717	$4,774	$—	$—
Due after 1 to 5 years	39,486	39,600	—	—
Due after 5 to 10 years	27,003	26,753	—	—
Due after 10 years	44,542	46,977	62,098	62,017

	115,748	118,104	62,098	62,017
Mortgage-backed securities	$1,241,398	$1,263,311	1,170,935	1,200,905

	$1,357,146	$1,381,415	$1,233,033	$1,262,922

Proceeds from the sale of investment securities available-for-sale during the nine-month period ended March 31, 2004 totaled $561,499,000 (2003 - $423,074,000). Gross realized gains and losses on those sales during the nine-month period ended March 31, 2004 were $11,932,000 and $2,423,000 respectively, (2003 – $10,227,000 and $1,818,000, respectively). During the quarters ended September 30, 2003 and March 31, 2004, the Group’s management reclassified, at fair value, $856,037,000 and $174,399,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management now intends to hold these securities to maturity. Unrealized loss on those securities transferred to held-to-maturity category amounted to $27.0 million at March 31, 2004, and is included as part of the accumulated other comprehensive loss in the unaudited consolidated statement of financial condition. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment. For the nine-month periods ended March 31, 2004 and 2003, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activity is mainly with customers located in Puerto Rico. Oriental’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2004 and June 30, 2003 was as follows:

	(In thousands)
	March 31, 2004	June 30, 2003
Residential mortgage loans	$575,141	$584,009
Home equity loans and secured personal loans	72,477	90,516
Commercial loans, mainly secured by real estate	64,382	42,931
Consumer loans	16,834	20,572

Loans receivable, gross	728,834	738,028
Deferred loan fees, net	(11,690)	(13,733)

Loans receivable	717,144	724,295
Allowance for loan losses	(6,632)	(5,031)

Loans receivable, net	710,512	719,264
Mortgage loans held-for-sale	7,600	9,198

Total loans, net	$718,112	$728,462

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond Oriental’s control, such as factors affecting Puerto Rico economic conditions. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarter and nine-month periods ended March 31, 2004 and 2003.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2004, the total investment in impaired commercial loans was $2,543,000. The impaired commercial loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for the nine-month period ended March 31, 2004 amounted $2,529,000. At June 30, 2003 there were no impaired loans.

NOTE 4 - PLEDGED ASSETS:

At March 31, 2004, investment securities and residential mortgage loans with a carrying value of $2,139,090,000 and $449,853,000, respectively, were pledged to secure public fund deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements. As of March 31, 2004, investment securities available-for-sale and held-to-maturity not pledged amounted to $302,692,000 and $172,665,000 respectively. As of March 31, 2004, mortgage loans not pledged amounted to $132,888,000.

NOTE 5 – OTHER ASSETS

Other assets at March 31, 2004 and June 30, 2003 include the following:

	(In thousands)
	March 31,	June 30,
	2004	2003
Investment in unconsolidated subsidiaries (See Note 6)	$2,170	$1,083
Prepaid income tax	807	2,313
Other prepaid expenses	7,804	7,478
Goodwill	2,021	2,008
Accounts receivable and other assets	5,901	4,106

	$18,703	$16,988

NOTE 6 – SUBORDINATED CAPITAL NOTES

Subordinated capital notes amounted to $72,166,000 and $36,083,000 at March 31, 2004 and June 30, 2003, respectively.

In October 2001 and August 2003, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”), respectively, wholly owned special purpose subsidiaries of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35 million of trust redeemable preferred securities were issued by the Statutory Trust I and by the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bear interest based on 3 months LIBOR plus 360 basis points (4.71% at March 31, 2004 and 4.72% at June 30, 2003) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bear interest based on 3 months LIBOR plus 295 basis points (4.06% at March 31, 2004), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes.

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

The Group adopted FIN No. 46 in the second quarter of fiscal 2004. FIN No. 46 requires the Group to deconsolidate its investments in the Statutory Trust I and the Statutory Trust II, which were presented on a consolidated basis in previous financial statements. As a result of the adoption of FIN No. 46, the subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition. Interest on these subordinated capital notes and the amortization of related issuance costs are accounted for as interest expense on an accrual basis. FIN No. 46 was adopted by restating previously issued financial statements which resulted in increasing total assets and total liabilities by $2.2 million and $1.1 million as of December 31, 2003 and June 30, 2003, respectively, and did not had any effect on the Group’s net income for any period.

The trust redeemable preferred securities are treated as Tier-1 capital for regulatory purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.

NOTE 7 – OTHER BORROWINGS

At March 31, 2004, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase (“reverse repurchase agreements”) at March 31, 2004 mature as follows: within 30 days — $1,209,232,000; and between 31 to 90 days — $439,107,000.

At March 31, 2004, the contractual maturities of advances from the FHLB and term notes by fiscal year are as follows:

Year Ending	Advances from
June 30,	FHLB	Term Notes
2004	$60,800
2005	50,000
2007	150,000	$15,000
2009	50,000

	$310,800	$15,000

NOTE 8 – DERIVATIVES ACTIVITIES

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at March 31, 2004 and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)
	March 31,	June 30,
	2004	2003
Swaps:
Pay fixed swaps notional amount	$775,000	$650,000
Weighted average pay rate – fixed	3.50%	3.97%
Weighted average receive rate – floating	1.10%	1.24%
Maturity in months	6 to 79	1 to 88
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.11%	1.31%
Maturity in months	Less than 1	9

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

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of March 31, 2004 and June 30, 2003 is as follows:

	Notional Amount
	(In thousands)
	March 31,	June 30,
	2004	2003
Type of Contract:
Cash Flows Hedging Activities:
Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$775,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450
Purchased options used to manage exposure to the stock market on stock indexed deposits	243,420	232,800
Embedded options on stock indexed deposits	235,382	229,574
Caps	75,000	75,000

	$556,552	$544,824

During the nine-month periods ended March 31, 2004 and 2003, $935,000 and $4.4 million respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. During the nine-month periods ended March 31, 2004 and 2003, unrealized losses of $7.7 million and $26.9 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $811,000 and $339,000 was charged to earnings during the nine-month periods ended March 31, 2004 and 2003, respectively.

At March 31, 2004 and June 30, 2003, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $93,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $14.5 million and $7.4 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $14.3 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $37.7 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of March 31, 2004 and June 30, 2003.

NOTE 9 – STOCKHOLDERS’ EQUITY TRANSACTIONS:

Common Stock

On February 12, 2004, the Group filed a registration statement with the Securities and Exchange Commission (“SEC”) for an offering of 2,565,000 shares of common stock. The registration statement was amended on February 27, 2004. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement, as amended, was declared effective by the SEC on March 3, 2004.

On March 20, 2004, the underwriters exercised their options to purchase from the Group and the selling stockholders an aggregate of 384,750 shares of the Group’s common stock to cover over-allotments (255,000 of these shares were purchased from the Group and 129,750 from the three selling stockholders of the Group). Following such exercise, the total offering was for 2,949,750 shares at a public offering price of $28.00 per share, consisting of 1,955,000 shares offered by the Group and an aggregate of 994,750 shares by the three selling stockholders of the Group. Proceeds to the Group from issuance of common stock were approximately $51,534,000, net of $3,206,000 of issuance costs.

Stock Dividend

On October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by shareholders of record as of December 30, 2002. As a result, 3,864,800 shares of common stock were issued and distributed on January 15, 2003. Also, on November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purpose of the computation of income per common share, cash dividend and stock price, the stock dividends were retroactively recognized for the periods presented in the accompanying consolidated financial statements.

Preferred Stock

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were approximately $33,057,000, net of $1,443,000 of issuance costs.

The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date, and (4) liquidation value of $25 per share.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program superseded the ongoing repurchase program established earlier. The Group makes such repurchases from time to time, depending on market conditions and prices. The Group repurchased 15,800 and 42,500 shares of its common stock, for $394,000 and $944,000, respectively, during the nine-month periods ended March 31, 2004 and 2003, respectively.

NOTE 10 – SEGMENT REPORTING:

The Group segregates its businesses into the following major reportable segments of business: Retail Banking, Treasury and Financial Services. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational chart, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

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

Financial services is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarter and nine-month periods ended March 31, 2004 and 2003:

	Unaudited - quarter periods ended March 31 (Dollars in thousands)
	Retail		Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
March 31, 2004
Interest income	$12,537	$29,895	$15	$42,447	—	$42,447
Interest expense	(4,427)	(15,264)	—	(19,691)	—	(19,691)

Net interest income	8,110	14,631	15	22,756	—	22,756
Non-interest income	2,094	4,938	4,167	11,199	—	11,199
Non-interest expenses	(11,043)	(843)	(3,111)	(14,997)	—	(14,997)
Intersegment revenue	398	—	—	398	(398)	—
Intersegment expense	—	(105)	(293)	(398)	398	—
Provision for loan losses	(1,050)	—	—	(1,050)		(1,050)

Income (loss) before taxes	$(1,491)	$18,621	$778	$17,908	$—	$17,908

March 31, 2003
Interest income	$12,563	$26,532	$26	$39,121	$—	$39,121
Interest expense	(3,771)	(15,649)	—	(19,420)	—	(19,420)

Net interest income	8,792	10,883	26	19,701	—	19,701
Non-interest income	3,421	1,581	3,620	8,622		8,622
Non-interest expenses	(10,218)	(705)	(2,847)	(13,770)		(13,770)
Intersegment revenue	551	—	—	551	(551)	—
Intersegment expense	—	(116)	(435)	(551)	551	—
Provision for loan losses	(850)	—	—	(850)	—	(850)

Income before taxes	$1,696	$11,643	$364	$13,703	$—	$13,703

	Unaudited - nine-month periods ended March 31, (Dollars in thousands)
	Retail		Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
March 31, 2004
Interest income	$39,570	$82,270	$57	$121,897	$—	$121,897
Interest expense	(13,223)	(44,073)	—	(57,296)	—	(57,296)

Net interest income (loss)	26,347	38,197	57	64,601	—	64,601
Non-interest income	11,632	8,574	13,291	33,497	—	33,497
Non-interest expenses	(32,718)	(2,389)	(9,873)	(44,980)	—	(44,980)
Intersegment revenue	1,872	—	—	1,872	(1,872)	—
Intersegment expense	—	(297)	(1,575)	(1,872)	1,872	—
Provision for loan losses	(3,404)	—	—	—	(3,404)	(3,404)

Income before taxes	$3,729	$44,085	$1,900	$49,714	$—	$49,714

Total assets as of March 31, 2004	$757,889	$2,900,792	$14,183	$3,672,864	$(206,649)	$3,466,215

March 31, 2003
Interest income	$38,010	$76,605	$72	$114,687	$—	$114,687
Interest expense	(15,738)	(42,645)	—	(58,383)	—	(58,383)

Net interest income	22,272	33,960	72	56,304	—	56,304
Non-interest income	8,882	4,494	11,405	24,781		24,781
Non-interest expenses	(27,972)	(2,154)	(8,952)	(39,078)		(39,078)
Intersegment revenue	1,535	—	—	1,535	(1,535)	—
Intersegment expense	—	(313)	(1,222)	(1,535)	1,535	—
Provision for loan losses	(2,790)	—	—	(2,790)	—	(2,790)

Income before taxes	$1,927	$35,987	$1,303	$39,217	$—	$39,217

Total assets as of March 31, 2003	$765,463	$2,215,154	$8,801	$2,989,418	$(188,450)	$2,800,968

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS:

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

EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporary impaired must be applied on a security-by-security basis as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

EITF 03-1 will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The implementation of EITF 03-1 is not expected to have a material effect on the Group’s financial condition or results of operations.

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Table Description:	Page No.
Selected Financial Data:
Earnings, Per Share and Dividends Data	-18-
Period End Balances	-18-
Selected Financial Ratios and Other Information	-18-
Table 1 Quarterly Analysis of Net Interest Income and Changes Due to Volume / Rate	-19-
Table 1A Fiscal Year-to-Date Analysis of Net Interest Income and Changes Due to Volume/Rate	-20-
Table 2 Non-Interest Income Summary	-21-
Table 3 Non-Interest Expenses Summary	-21-
Table 4 Allowance for Loan Losses Summary	-22-
Table 5 Net Credit Losses Statistics	-22-
Table 6 Allowance for Loan Losses Breakdown	-23-
Table 7 Non-Performing Assets	-23-
Table 8 Non-Performing Loans	-23-
Table 9 Bank Assets Summary and Composition	-24-
Table 10 Liabilities Summary and Composition	-25-
Table 11 Capital, Dividends and Stock Data	-26-

SELECTED FINANCIAL DATA
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
  (In thousands, except for per shares information)

	Quarter Period			Nine-Month Period
EARNINGS, PER SHARE AND DIVIDENDS DATA:	2004	2003	Variance %	2004	2003	Variance %
Interest income	$42,447	$39,121	8.5%	$121,897	$114,687	6.3%
Interest expense	(19,691)	(19,420)	1.4%	(57,296)	(58,383)	-1.9%

Net interest income	22,756	19,701	15.5%	64,601	56,304	14.7%
Provision for loan losses	1,050	850	23.5%	3,404	2,790	22.0%

Net interest income after provision for loan losses	21,706	18,851	15.1%	61,197	53,514	14.4%
Non-interest income	11,199	8,622	29.9%	33,497	24,781	35.2%
Non-interest expenses	(14,997)	(13,770)	8.9%	(44,980)	(39,078)	15.1%

Income before income taxes	17,908	13,703	30.7%	49,714	39,217	26.8%
Income tax expense	(1,585)	(697)	127.4%	(4,143)	(2,122)	95.2%

Net income	16,323	13,006	25.5%	45,571	37,095	22.8%
Less: dividends on preferred stock	(1,200)	(597)	101.0%	(2,998)	(1,790)	67.5%

Net income available to common shareholders	$15,123	$12,409	21.9%	$42,573	$35,305	20.6%

Income per common share (1):
Basic	$0.75	$0.65	15.4%	$2.15	$1.86	15.6%

Diluted	$0.71	$0.61	16.4%	$2.04	$1.74	17.2%

Average shares and potential shares (1)	21,272	20,355	4.5%	20,845	20,235	3.0%

Book value per common share (1)				$9.98	$8.68	15.0%

Market price at end of period (1)				$31.85	$19.64	62.2%

Cash dividends declared per common share (1)	$0.14	$0.13	10.0%	$0.41	$0.36	12.8%

Cash dividends declared on common shares	$3,069	$2,447	25.4%	$8,344	$6,948	20.1%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.93%	1.83%		1.87%	1.85%

Return on average common equity (ROE)	36.35%	30.45%		35.65%	31.06%

Efficiency ratio	48.53%	51.54%		50.25%	51.05%

Expense ratio	0.85%	1.03%		0.87%	1.03%

Interest rate spread	2.68%	2.93%		2.70%	3.07%

Number of financial centers				23	232

(1)	Data adjusted to give retroactive effect to stock dividends declared on the Group’s common stock.

PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF MARCH 31, 2004 and JUNE 30, 2003

	March 31,	June 30,
	2004	2003	Variance%
Total financial assets
Trust assets managed	$1,666,052	$1,670,437	-0.3%
Broker-dealer assets gathered	1,096,906	962,919	13.9%

Assets managed	2,762,958	2,633,356	4.9%
Assets owned	3,466,215	3,040,551	14.0%

Total financial assets managed and owned	$6,229,173	$5,673,907	9.8%

Investments and loans
Investments and securities	$2,645,898	$2,232,330	18.5%
Loans (including loans held-for-sale), net	718,112	728,462	-1.4%
Securities sold but not yet delivered	12,188	1,894	543.5%

	$3,376,198	$2,962,686	14.0%

Deposits and borrowings
Deposits	$1,057,722	$1,044,265	1.3%
Repurchase agreements	1,648,339	1,400,598	17.7%
Other borrowings	397,966	181,083	119.8%
Securities purchased but not yet delivered	14,419	152,219	-90.5%

	$3,118,446	$2,778,165	12.2%

Stockholders’ equity
Preferred equity	$68,000	$33,500	103.0%
Common equity	218,676	168,180	30.0%

	$286,676	$201,680	42.1%

Capital Ratios:
Leverage capital	11.58%	8.19%

Total risk-based capital	39.08%	25.00%

Tier 1 risk-based capital	38.43%	24.48%

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2004	2003*	in %	2004	2003*	in BP	2004	2003*	in %
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$42,447	$39,121	8.5%	5.24%	5.98%	-74	$3,239,861	$2,615,867	23.9%
Tax equivalent adjustment	15,109	14,235	6.1%	1.87%	2.18%	-31	—	—	0.0%

Interest-earning assets — tax equivalent	57,556	53,356	7.9%	7.11%	8.16%	(105)	3,239,861	2,615,867	23.9%
Interest-bearing liabilities	19,691	19,420	1.4%	2.56%	3.05%	-49	3,071,230	2,546,058	20.6%

Net interest income / spread	$37,865	$33,936	11.6%	4.55%	5.11%	(56)	$168,631	$69,809	141.6%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$30,322	$26,804	13.1%	4.85%	5.58%	-73	$2,500,357	$1,920,481	30.2%
Investment management fees	(435)	(362)	20.2%	-0.07%	-0.08%	-1	—	—	0.0%

Total investment securities	29,887	26,442	13.0%	4.78%	5.51%	-73	2,500,357	1,920,481	30.2%
Trading securities	6	11	-45.5%	2.85%	2.45%	40	842	1,798	-53.2%
Money market investments	16	50	-68.0%	3.23%	2.44%	79	1,982	8,199	-75.8%

	29,909	26,503	12.9%	4.78%	5.49%	-71	2,503,181	1,930,478	29.7%

Loans:
Real estate (1)	11,117	11,310	-1.7%	6.75%	7.20%	-45	658,556	628,554	4.8%
Commercial	851	701	21.4%	5.55%	7.38%	-183	61,356	37,972	61.6%
Consumer	570	607	-6.1%	13.60%	12.87%	73	16,768	18,863	-11.1%

	12,538	12,618	-0.6%	6.81%	7.36%	-55	736,680	685,389	7.5%

	42,447	39,121	8.5%	5.24%	5.98%	-74	3,239,861	2,615,867	23.9%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	—	46,388	55,907	-17.0%
Now Accounts	220	249	-11.7%	1.14%	1.57%	-43	77,352	63,622	21.6%
Savings	299	304	-1.6%	1.33%	1.40%	-7	89,657	87,004	3.0%
Time deposits	2,463	2,876	-14.4%	2.03%	2.47%	-44	485,616	465,577	4.3%
Individual retirement accounts	4,773	4,836	-1.3%	5.20%	5.69%	-49	367,041	340,158	7.9%

	7,755	8,265	-6.2%	2.91%	3.27%	-36	1,066,054	1,012,268	5.3%

Borrowings:
Repurchase agreements	4,425	4,219	4.9%	1.10%	1.32%	-22	1,608,855	1,275,618	26.1%
Interest rate risk management	4,537	4,430	2.4%	1.13%	1.39%	-26	—	—	0.0%
Financing fees	121	65	86.2%	0.03%	0.02%	1	—	—	0.0%

Total repurchase agreements	9,083	8,714	4.2%	2.26%	2.73%	-47	1,608,855	1,275,618	26.1%
FHLB advances	1,989	1,966	1.2%	2.57%	3.80%	-123	309,155	207,089	49.3%
Subordinated capital notes	827	459	80.2%	4.58%	5.09%	-51	72,166	36,083	100.0%
Term notes	37	16	131.3%	0.99%	0.43%	56	15,000	15,000	0.0%

	11,936	11,155	7.0%	2.38%	2.91%	-53	2,005,176	1,533,790	30.7%

	19,691	19,420	1.4%	2.56%	3.05%	-49	3,071,230	2,546,058	20.6%

Net interest income / spread	$22,756	$19,701	15.5%	2.68%	2.93%	-25

Interest rate margin				2.81%	3.01%	-20

Excess of average interest-earning assets over average interest-bearing liabilities							$168,631	$69,809	141.6%

Average interest-earning assets over average interest-bearing liabilities ratio							105.49%	102.74%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Investments	$7,153	$(3,747)	$3,406
Loans (1)	909	(989)	(80)

	8,062	(4,736)	3,326

Interest Expense:
Deposits	423	(933)	(510)
Borrowings	3,604	(2,823)	781

	4,027	(3,756)	271

Net Interest Income	$4,035	$(980)	$3,055

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)

TABLE 1A - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2004	2003*	in %	2004	2003*	in BP	2004	2003*	in %
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$121,897	$114,687	6.3%	5.28%	6.26%	-98	$3,077,877	$2,443,181	25.98%
Tax equivalent adjustment	42,776	41,777	2.4%	2.78%	3.42%	-64	—	—	0.00%

Interest-earning assets - tax equivalent	164,673	156,464	5.2%	8.06%	9.68%	-162	3,077,877	2,443,181	25.98%
Interest-bearing liabilities	57,296	58,383	-1.9%	2.58%	3.27%	-69	2,959,687	2,381,373	24.28%

Net interest income / spread	$107,377	$98,081	9.5%	5.48%	6.41%	-93	$118,190	$61,808	91.22%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$83,437	$76,918	8.5%	4.76%	5.82%	-106	$2,337,786	$1,761,938	32.68%
Investment management fees	(1,239)	(1,058)	17.1%	-0.07%	-0.08%	-1	—	—	0.00%

Total investment securities	82,198	75,860	8.4%	4.69%	5.74%	-105	2,337,786	1,761,938	32.68%
Trading securities	19	494	-96.2%	2.10%	4.91%	-281	1,205	13,414	-91.02%
Money market investments	108	268	-59.7%	1.98%	2.00%	-2	7,267	17,824	-59.23%

	82,325	76,622	7.4%	4.68%	5.70%	-102	2,346,258	1,793,176	30.84%

Loans:
Real estate (1)	35,430	33,716	5.1%	7.14%	7.62%	-48	661,874	589,685	12.24%
Consumer	1,813	2,059	-11.9%	13.38%	13.93%	-55	18,069	19,703	-8.29%
Commercial	2,329	2,290	1.7%	6.01%	7.52%	-151	51,676	40,617	27.23%

	39,572	38,065	4.0%	7.21%	7.81%	-60	731,619	650,005	12.56%

	121,897	114,687	6.3%	5.28%	6.26%	-98	3,077,877	2,443,181	25.98%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	52,023	53,422	-2.62%
Now Accounts	601	862	-30.3%	1.09%	1.87%	-78	73,368	61,355	19.58%
Savings	836	1,056	-20.8%	1.27%	1.68%	-41	87,894	84,015	4.62%
Time deposits	7,305	9,657	-24.4%	2.10%	2.79%	-69	462,893	462,177	0.15%
Individual retirement accounts	14,316	14,024	2.1%	5.21%	5.54%	-33	366,191	337,705	8.44%

	23,058	25,599	-9.9%	2.95%	3.42%	-47	1,042,369	998,674	4.38%

Borrowings:
Repurchase agreements	12,873	13,317	-3.3%	1.11%	1.58%	-47	1,539,531	1,124,834	36.87%
Interest rate risk management	12,809	11,614	10.3%	1.11%	1.38%	-27	—	—	0.00%
Financing fees	341	217	57.1%	0.03%	0.03%	0	—	—	0.00%

Total repurchase agreements	26,023	25,148	3.5%	2.25%	2.98%	-73	1,539,531	1,124,834	36.87%
FHLB advances	5,949	5,994	-0.8%	2.64%	3.86%	-122	300,855	206,782	45.49%
Subordinated capital notes	2,155	1,475	46.1%	4.64%	5.45%	-81	61,932	36,083	71.64%
Term notes	111	167	-33.5%	0.99%	1.48%	-49	15,000	15,000	0.00%

	34,238	32,784	4.4%	2.38%	3.16%	-78	1,917,318	1,382,699	38.66%

	57,296	58,383	-1.9%	2.58%	3.27%	-69	2,959,687	2,381,373	24.28%

Net interest income / spread	$64,601	$56,304	14.7%	2.70%	2.99%	-29

Interest rate margin				2.80%	3.07%	-27

Excess of average interest-earning assets over average interest-bearing liabilities							$118,190	$61,808	91.22%

Average interest-earning assets over average interest-bearing liabilities ratio							103.99%	102.60%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Investments	$41,915	$(36,212)	$5,703
Loans (1)	9,105	(7,598)	1,507

	51,020	(43,810)	7,210

Interest Expense:
Deposits	2,166	(4,707)	(2,541)
Borrowings	27,166	(25,712)	1,454

	29,332	(30,419)	(1,087)

Net Interest Income	$21,688	$(13,391)	$8,297

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

SELECTED FINANCIAL DATA
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
  (Dollars in thousands)

	Quarter Period			Nine-Month Period
	2004	2003	Variance %	2004	2003	Variance %
TABLE 2 - NON-INTEREST INCOME SUMMARY
Mortgage banking activities	$1,946	$2,071	-6.0%	$6,400	$5,721	11.9%
Commissions and fees from fiduciary activities	2,114	1,673	26.4%	6,418	4,544	41.2%
Commissions and fees from broker and insurance activities	2,243	1,898	18.2%	6,797	5,839	16.4%

Non-banking service revenues	6,303	5,642	11.7%	19,615	16,104	21.8%

Fees on deposit accounts	1,261	980	28.7%	3,636	3,045	19.4%
Bank service charges and commissions	506	380	33.2%	1,450	1,153	25.8%
Other operating revenues	53	16	231.3%	139	156	-10.9%

Bank service revenues	1,820	1,376	32.3%	5,225	4,354	20.0%

	—	—		—	—
Securities net activity	3,298	2,020	63.3%	9,509	8,409	13.1%
Derivatives net activity	(275)	(439)	-37.4%	(935)	(4,429)	-78.9%
Trading net activity	29	23	26.1%	20	563	-96.4%

Securities, derivatives and trading activities	3,052	1,604	90.3%	8,594	4,543	89.2%

Loss on sale of premises and equipment	—	—	0.0%	—	—	0.0%
Other income	24	—	100.0%	63	(220)	-128.6%

Other non-interest income	24	—	100.0%	63	(220)	-128.6%

Total non-interest income	$11,199	$8,622	29.9%	$33,497	$24,781	35.2%

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
Compensation and employees’ benefits	6,381	6,098	4.6%	18,155	15,266	18.9%
Occupancy and equipment	2,465	2,403	2.6%	7,083	6,756	4.8%
Advertising and business promotion	1,919	1,228	56.3%	6,087	4,812	26.5%
Professional and service fees	1,382	1,455	-5.0%	4,457	4,799	-7.1%
Communication	463	385	20.3%	1,386	1,207	14.8%
Loan servicing expenses	461	450	2.4%	1,387	1,307	6.1%
Taxes, other than payroll and income taxes	455	388	17.3%	1,320	1,164	13.4%
Electronic banking charges	418	306	36.6%	1,199	914	31.2%
Printing, postage, stationery and supplies	270	254	6.3%	859	763	12.6%
Insurance, including deposits insurance	197	196	0.5%	591	542	9.0%
Other operating expenses	586	607	-3.5%	2,456	1,548	58.7%

Total non-interest expenses	$14,997	$13,770	8.9%	$44,980	$39,078	15.1%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	42.6%	44.3%		40.4%	39.1%

Compensation to total assets	0.74%	0.87%		0.70%	0.73%

Average compensation per employee (annualized)	$46.8	$53.7		$44.2	$46.1

Average number of employees	545	454		548	442

Bank assets per employee	$6,360	$6,170		$6,325	$6,337

Total work force (1):
Banking operations				459	404
Trust operations				58	55
Brokerage and Insurance operations				29	35

Total work force				546	494

(1) Excludes contracted services.

SELECTED FINANCIAL DATA
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
  (Dollars in thousands)

	Quarter Period		Change in	Nine-month period		Change in
	2004	2003	%	2004	2003	%
TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY
Beginning balance	$6,020	$3,901	54.3%	$5,031	$3,039	65.5%
Provision for loan losses	1,050	850	23.5%	3,404	2,790	22.0%
Net credit losses — see Table 5	(438)	(676)	-35.2%	(1,803)	(1,754)	2.8%

Ending balance	$6,632	$4,075	62.7%	$6,632	$4,075	62.7%

Selected Data and Ratios:
Outstanding gross loans at March 31,	$724,744	$682,632	6.2%	$724,744	$682,632	6.2%

Recoveries to net charge-off’s	44.4%	21.0%	111.2%	34.0%	27.0%	25.9%

Allowance coverage ratio
Total loans				0.92%	0.60%	53.3%

Non-performing loans				19.55%	14.19%	37.8%

Non-real estate non-performing loans				127.78%	198.68%	-35.7%

TABLE 5 - NET CREDIT LOSSES STATISTICS
Real Estate
Charge-offs	$(40)	$—	100.0%	$(290)	$—	100.0%
Recoveries	—	—	0.0%	—	—	0.0%

	(40)	—	100.0%	(290)	—	100.0%

Commercial
Charge-offs	—	(23)	100.0%	(248)	(23)	-978.3%
Recoveries	60	16	275.0%	82	52	57.7%

	60	(7)	957.1%	(166)	29	672.4%

Consumer
Charge-offs	(748)	(833)	-10.2%	(2,195)	(2,381)	-7.8%
Recoveries	290	164	76.8%	848	598	41.8%

	(458)	(669)	-31.5%	(1,347)	(1,783)	-24.5%

Net credit losses
Total charge-offs	(788)	(856)	-7.9%	(2,733)	(2,404)	13.7%
Total recoveries	350	180	94.4%	930	650	43.1%

	$(438)	$(676)	-35.2%	$(1,803)	$(1,754)	2.8%

Net credit losses (recoveries) average ratio:
Real Estate	0.02%	0.00%		0.06%	—

Commercial	(0.39%)	0.07%		0.43%	(0.10%)

Consumer	10.92%	14.08%		9.93%	11.94%

Total	0.24%	0.39%		0.33%	0.36%

Average loans:
Real estate	$658,556	$628,554	4.8%	$661,874	$589,685	12.2%
Commercial	61,344	37,831	62.2%	51,659	40,415	27.8%
Consumer	16,780	19,004	-11.7%	18,086	19,905	-9.1%

Total	$736,680	$685,389	7.5%	$731,619	$650,005	12.6%

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2004, 2003 and JUNE 30, 2003
  (Dollars in thousands)

	March 31,	June 30,	Change in	March 31,
	2004	2003	%	2003
TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN:
Residential real estate	$3,139	$1,748	79.6%	$1,868
Consumer	1,568	1,300	20.6%	1,517
Commercial	885	433	104.4%	275
Unallocated allowance	1,040	1,550	-32.9%	415

	$6,632	$5,031	31.8%	$4,075

Allowance composition:
Residential real estate	47.3%	34.7%		45.8%
Consumer	23.6%	25.8%		37.2%
Commercial	13.3%	8.6%		6.7%
Unallocated allowance	15.8%	30.9%		10.3%

	100.0%	100.0%		100.0%

TABLE 7 - NON-PERFORMING ASSETS:
Non-performing assets:
Non- Accruing Loans	$26,354	$10,350	154.6%	$11,814
Accruing Loans	7,574	18,532	-59.1%	16,903

Total Non-performing loans	33,928	28,882	17.5%	28,717
Foreclosed real estate and other	447	536	-16.6%	583

	$34,375	$29,418	16.9%	$29,300

Non-performing assets to total assets	0.99%	0.97%	2.5%	1.05%

TABLE 8 - NON-PERFORMING LOANS:
Non-performing loans:
Residential real estate	$28,738	$26,567	8.2%	$26,666
Commercial, mainly real estate	4,870	1,798	170.9%	1,481
Consumer	320	517	-38.1%	570

Total	$33,928	$28,882	17.5%	$28,717

Non-performing loans composition:
Residential real estate	84.7%	92.0%		98.0%
Commercial, mainly real estate	14.4%	6.2%		5.2%
Consumer	0.9%	1.8%		2.0%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	4.68%	3.94%	18.8%	4.21%

Total assets	0.98%	0.95%	3.0%	1.03%

Total capital	11.83%	14.32%	-17.4%	14.35%

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2004, 2003 and JUNE 30, 2003
(Dollars in thousands)

	March 31,	June 30,	Variance	March 31,
	2004	2003	%	2003
TABLE 9 - BANK ASSETS SUMMARY AND COMPOSITION
Investments:
Mortgage-backed securities	$2,436,879	$2,092,963	16.4%	$1,955,283
U.S. Government and agency obligations	52,958	53,813	-1.6%	3,461
P.R. Government and agency obligations	116,443	50,208	131.9%	48,100
Other Securities	10,988	11,657	-5.7%	13,338
Short-term investments	6,093	1,152	428.9%	3,673
FHLB stock	22,537	22,537	—	17,320

	2,645,898	2,232,330	18.5%	2,041,175

Loans:
Secured by real estate, mainly residential	636,009	660,874	-3.8%	610,209
Commercial, mainly real estate	64,165	43,553	47.3%	39,267
Consumer	16,970	19,868	-14.6%	18,525

Loans receivable	717,144	724,295	-1.0%	668,001
Allowance for loan losses	(6,632)	(5,031)	31.8%	(4,075)

Loans receivable, net	710,512	719,264	-1.2%	663,926
Mortgage loans held for sale	7,600	9,198	-17.4%	14,631

Total loans receivable, net	718,112	728,462	-1.4%	678,557

Securities sold but not yet delivered	12,188	1,894	543.50%	12,169

Total securities and loans	3,376,198	2,962,686	14.0%	2,731,901

Other assets:
Cash and due from banks	11,651	15,945	-26.9%	9,567
Accrued interest receivable	19,292	17,716	8.9%	17,075
Premises and equipment, net	18,653	16,162	15.4%	16,965
Investment in equity options	14,450	6,787	112.9%	2,906
Deferred tax asset, net	6,821	3,731	82.8%	3,171
Foreclosed real estate, net	447	536	-16.6%	571
Other assets	18,703	16,988	10.1%	18,812

Total other assets	90,017	77,865	15.6%	69,067

Total assets	$3,466,215	$3,040,551	14.0%	$2,800,968

Investments portfolio composition:
Mortgage-backed securities	92.1%	93.8%		95.8%
U.S. and P.R. Government securities	6.4%	4.7%		2.5%
FHLB stock and other investments	1.5%	1.5%		1.7%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real estate, mainly residential (1)	89.6%	92.0%		92.1%
Commercial, mainly real estate	8.0%	5.3%		5.2%
Consumer	2.4%	2.7%		2.7%

	100.0%	100.0%		100.0%

(1) Includes loans held for sale.

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2004, 2003 and JUNE 30, 2003
  (Dollars in thousands)

	March 31,	June 30,	Variance	March 31,
	2004	2003	%	2003
TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION
Deposits:
Demand deposits	$133,251	$132,308	0.7%	$124,530
Saving accounts	90,610	92,206	-1.7%	83,628
Individual retirement accounts	365,922	348,105	5.1%	326,835
Certificates of deposit	466,416	469,790	-0.7%	504,403

	1,056,199	1,042,409	1.3%	1,039,396
Accrued interest	1,523	1,856	-17.9%	1,809

	1,057,722	1,044,265	1.3%	1,041,205

Borrowings:
Repurchase agreements	1,648,339	1,400,598	17.7%	1,243,052
Advances from FHLB	310,800	130,000	139.1%	206,500
Subordinated capital notes	72,166	36,083	100.0%	36,083
Term notes	15,000	15,000	0.0%	15,000

	2,046,305	1,581,681	29.4%	1,500,635

Securities purchased but not yet received	14,419	152,219	-90.5%	—

Total deposits and borrowings	3,118,446	2,778,165	12.2%	2,541,840
Other liabilities	61,093	60,706	0.6%	59,052

Total liabilities	$3,179,539	$2,838,871	12.0%	$2,600,892

Deposits portfolio composition percentages:
Demand deposits	12.6%	12.5%		11.8%
Saving accounts	8.6%	8.7%		7.9%
Individual retirement accounts	34.6%	33.0%		30.9%
Certificates of deposit	44.2%	45.8%		49.4%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	80.6%	88.6%		82.8%
Advances from FHLB	15.2%	8.2%		13.8%
Subordinated capital notes	3.5%	2.3%		2.4%
Term notes and other sources of funds	0.7%	0.9%		1.0%

	100.0%	100.0%		100.0%

Short term borrowings
Amount outstanding at quarter-end	$1,648,339	$1,400,598		$1,243,052

Daily average outstanding balance	$1,539,531	$1,158,243		$1,124,834

Maximum outstanding balance at any month-end	$1,648,339	$1,400,598		$1,288,091

SELECTED FINANCIAL DATA
AS OF MARCH 31, 2004, 2003 and JUNE 30, 2003
(In thousands, except for per share data)

	March 31,	June 30,	Variance	March 31,
	2004	2003	%	2003
TABLE 11 - CAPITAL, DIVIDENDS AND STOCK DATA
Capital data:
Stockholders’ equity	$286,676	$201,680	42.1%	$200,076

Regulatory Capital Ratios data:
Leverage Capital Ratio	11.58%	8.19%	41.4%	7.82%

Minimum Leverage Capital Ratio Required	3.00%	4.00%		4.00%

Actual Tier 1 Capital	$393,189	$234,979	67.3%	$222,559

Minimum Tier 1 Capital Required	$101,860	$114,720	-11.2%	$113,882

Tier 1 Risk-Based Capital Ratio	38.43%	24.48%	57.0%	24.29%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$393,189	$234,979	67.3%	$222,559

Minimum Tier 1 Risk-Based Capital Required	$40,924	$38,400	6.6%	$36,647

Total Risk-Based Capital Ratio	39.08%	25.00%	56.3%	24.74%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$399,821	$240,010	66.6%	$226,634

Minimum Total Risk-Based Capital Required	$81,848	$76,800	6.6%	$73,294

Stock data:
Outstanding common shares, net of treasury (1)	21,922	19,425	12.9%	19,196

Book value (1)	$9.98	$8.66	15.2%	$8.68

Market Price at end of period	$31.85	$23.36	36.3%	$19.64

Market capitalization	$698,216	$453,660	53.9%	$377,009

	March 31,	March 31,	Variance
	2004	2003	%
Common dividend data:
Cash dividends declared	$8,344	$6,948	20.1%

Cash dividends declared per share (1)	$0.407	$0.364	12.0%

Payout ratio	19.60%	19.68%	-0.4%

Dividend yield	2.21%	2.72%	-18.8%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock split and stock dividends declared on the Group’s common stock.

	Price		Cash
			Dividend
	High	Low	Per share
Fiscal 2004
March 31, 2004	$32.50	$24.70	$0.1400

December 31, 2003	$26.15	$21.86	$0.1400

September 30, 2003 (1)	$24.53	$21.21	$0.1273

Fiscal 2003 (1)
June 30, 2003	$23.95	$19.69	$0.1273

March 31, 2003	$19.75	$18.24	$0.1273

December 31, 2002	$18.73	$14.44	$0.1273

September 30, 2002	$18.36	$15.09	$0.1091

Fiscal 2002 (1):
June 30, 2002	$18.44	$14.58	$0.1091

March 31, 2002	$15.82	$12.12	$0.1091

December 31, 2001	$13.75	$11.83	$0.0992

September 30, 2001	$14.45	$11.11	$0.0992

(1) Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock in November 20, 2003.

OVERVIEW OF FINANCIAL PERFORMANCE

Introduction

The Group’s diversified mix of businesses produces both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as brokerage, fiduciary services, investment banking and insurance). Although all of these businesses, to varying degrees, are affected by interest rate and financial markets fluctuations and other external factors, the Group’s commitment is to produce a balanced and growing revenue stream.

Net Income

For the quarter ended March 31, 2004, the Group’s net income was $16.3 million, an increase of 25.5 percent from the $13.0 million reported in the third quarter ended March 31, 2003. Earnings per diluted share increased to $0.71, up 16.4 percent from $0.61. For the nine months ended March 31, 2004, the Group’s net income was $45.6 million, a 22.8 percent increase from the $37.1 million reported in the nine months ended March 31, 2003. Earnings per diluted share increased to $2.04, up 17.2 percent from $1.74. Performance in both periods reflects growth in net interest income and non-interest income.

Return on Assets & Common Equity

Return on assets (ROA) for the quarter ended March 31, 2004 increased to 1.93 percent from 1.83 percent in the prior year comparable quarter, and ROA for the nine-month period ended March 31, 2004 increased to 1.87 percent from 1.85 percent in the prior year comparable period. Return on common equity (ROE) for the quarter ended March 31, 2004 increased to 36.35 percent from 30.45 percent for the prior year comparable quarter, and ROE grew to 35.65 percent from 31.06 percent in the prior year comparable period.

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses increased 15.1 percent for the quarter ended March 31, 2004, reaching $21.7 million, compared with $18.9 million for the same period in the previous fiscal year. For the nine month period ended March 31, 2004, net interest income after provision for loan losses reached $61.2 million, against $53.5 million for the same nine-month period a year earlier, an increase of 14.4 percent. Performance in both periods reflected increases in average interest earning assets, partially offset by the decline in the interest rate spread.

Non-Interest Income

Total non-interest income reached $11.2 million in the quarter ended March 31, 2004, compared with $8.6 million in the same fiscal 2003 quarter, an increase of 29.9 percent. For the nine-month period, total non-interest income was $33.5 million in fiscal 2004, compared with $24.8 million in fiscal 2003, up 35.2 percent. Performance in both periods reflects increases in banking and financial service revenues and securities, derivatives and trading activities.

Banking Service Revenues

For the quarter, banking service revenues increased 32.3 percent, to $1.8 million, compared to $1.4 million in the year ago quarter. For the nine-month period, banking service revenues increased 20.0 percent to $5.2 million, from $4.4 million reported for the same period a year ago. Increases in both periods were principally driven by expanding consumer and professional retail and middle-market commercial business.

Financial Service Revenues

For the quarter, financial service revenues (trust, mortgage banking activities, brokerage and insurance fees) amounted to $6.3 million, compared with $5.6 million in the year-ago quarter, an increase of 11.7 percent. For the nine months, financial service revenues amount to $19.6 million, as compared to $16.1 million in the same period a year-ago, an increase of 21.8 percent. The improvement in both periods reflects increased securities brokerage fees. The increase for the nine months also reflected the addition of revenues from the January 2003 acquisition of Caribbean Pension Consultants, Inc. (CPC).

Securities, Derivatives and Trading Activities

For the quarter, securities, derivatives and trading activities amounted to $3.1 million, a 90.3 percent increase when compared to $1.6 million recorded in the year ago quarter. For the nine-months, securities, derivatives and trading activities amounted to $8.6 million, an 89.2 percent increase when compared to $4.5 million recorded in the same period a year ago. The increases in both periods primarily resulted from the Group’s strategy of selectively identifying favorable market opportunities to realize securities gains.

Non-Interest Expenses

For the quarter ended March 31, 2004, non-interest expenses increased 8.9 percent, to $15.0 million as compared to $13.8 million in the quarter ended March 31, 2003. For the nine months ended March 31, 2004, non-interest expenses increased 15.1 percent, to $45.0 million as compared to $39.1 million in the nine-months ended March 31, 2003. The increase in both periods was the result of selected investments in human resources, new technology, marketing, and improvements to the current network of 23 branches, offset by selected cost-savings in outside professional services. The increase in the nine-month period also reflected additional expenses from CPC, which was acquired in January 2003. For the quarter, the efficiency ratio improved to 48.53 percent when compared to 51.54 percent in the year ago quarter, and for the nine months, the efficiency ratio improved to 50.25 percent when compared to 50.91 percent in the year ago period.

Total Group Financial Assets Managed and Owned

Total Group financial assets managed and owned (including assets managed by the trust department, the retirement plan administration subsidiary, and the broker-dealer subsidiary) increased 9.8 percent to $6.229 billion as of March 31, 2004, compared to $5.674 billion as of June 30, 2003. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary increased 4.9 percent, to $2.763 billion, from $2.633 billion as of June 30, 2003, principally due to the effect that the equity market improvement had over the assets gathered by the broker-dealer. Assets owned increased 14.0 percent, reaching $3.466 billion as of March 31, 2004, versus $3.041 billion as of June 30, 2003, mainly due to increases in the investment and loan portfolios.

Interest Earning Assets

The investment portfolio amounted to $2.646 billion as of March 31, 2004, an 18.5 percent increase, when compared to $2.232 billion as of June 30, 2003, while the loan portfolio decreased by 1.4 percent to $718.1 million as of March 31, 2004, when compared to $728.5 million as of June 30, 2003. The change in the size of the loan portfolio reflects sales of mortgage loans in the secondary market, loan repayments, and growth of commercial loans.

Interest Bearing Liabilities

Deposits increased 1.3 percent from $1.044 billion as of June 30, 2003, to $1.058 billion as of March 31, 2004. This performance reflects the Group’s strategy of focusing on attracting longer-term checking, savings and IRA deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to service their needs, rather than bidding for deposits based solely on rate. Total borrowings as of March 31, 2004 reached $2.046 billion, a 29.4 percent increase when compared to $1.582 billion as of June 30, 2003. This performance reflects the Group’s strategy of using borrowings as a cost effective source to fund the growth of interest earning assets.

Stockholders’ Equity

The Group continued strengthening its capital base during the third quarter and nine months ended March 31, 2004. Stockholders’ equity as of March 31, 2004 was $286.7 million, a 42.1 percent increase from $201.7 million as of June 30, 2003. This increase reflects the impact of earnings retention and proceeds of $34.5 million from the issuance of Preferred Series B shares in the first quarter of fiscal 2004 and $51.5 million, net of expenses, from the issuance of 1,955,000 shares of common stock in the third quarter of fiscal 2004, partially offset by the increase in the accumulated other comprehensive loss of $38.2 million, mostly associated with the decrease in unrealized gains on the securities available-for-sale portfolio from the fourth quarter of fiscal 2003 to the first quarter of fiscal 2004.

Dividends

In November 2003, the Group increased its quarterly cash dividend by 10 percent and also declared a 10 percent stock dividend on its common shares.

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

For the third quarter ended March 31, 2004, net interest income amounted to $22.8 million, a 15.5 percent increase from $19.7 million in the same period of the previous fiscal year. The increase was due to a positive volume variance of $4.0 million, partially offset by a negative rate variance of $1.0 million. Interest rate spread dropped 25 basis points, to 2.68% from 2.93% in the year ago quarter. This was due principally to a decrease of 74 basis points in the combined average yield of investments and loans, partially offset by a 49 basis point decline in the average cost of funds.

For the nine-months ended March 31, 2004, net interest income amounted to $64.6 million, a 14.7 percent increase from $56.3 million for the same period of the previous fiscal year. The increase was due to a positive volume variance of $21.7 million, partially offset by a negative rate variance of $13.4 million. Interest rate spread declined 29 basis points to 2.70% from 2.99% in the year ago nine months.

Tables 1 and 1A provide information on the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.

For the third quarter ended March 31, 2004, interest income totaled $42.4 million, an 8.5 percent increase from $39.1 million in the same period of the previous fiscal year. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. For the third quarter ended March 31, 2004, the average balance of total interest-earning assets grew by 23.85 percent, to $3.240 billion versus $2.616 billion for the same period of the previous fiscal year, with the increase concentrated in both the investment and loan portfolios. The increase in the investment portfolio was concentrated in mortgage-backed securities and Puerto Rico government agencies obligations.

The average balance of total loans grew by 7.5 percent, to $736.7 million for the third quarter ended March 31, 2004 from $685.0 million for the third quarter ended March 31, 2003. The average balance of real estate mortgage loans increased 4.8 percent, to $658.6 million for the quarter ended March 31, 2004 from $628.6 million for the quarter ended March 31, 2003. The average balance of commercial loans increased 62.2 percent to $61.3 million for the quarter ended March 31, 2004 from $37.8 million for the quarter ended March 31, 2003. The increase in real estate mortgage loans reflects continued growth in that business while the increase in commercial loans reflects initial success of the Group’s expanded commercial lending effort. Most of the Group’s commercial loans are secured by real estate.

For the quarter ended March 31, 2004, the average yield on interest-earning assets was 5.24%, 74 basis points lower than the 5.98% reported in the same period a year ago. The decline in average yield was primarily due to: (i) expansion of the investment portfolio with securities that provide a lower yield at less risk than the loan portfolio as well as generating a significant amount of tax-exempt interest; and (ii) a decrease on the yield of the investment and loan portfolios, reflecting the decline in market rates (4.78% and 6.81%, respectively, for the third quarter ended March 31, 2004, versus 5.49% and 7.36%, respectively, for the corresponding period of the previous fiscal year).

For the nine months ended March 31, 2004, interest income totaled $121.9 million, a 6.3 percent increase from $114.7 million in the same period of the previous fiscal year. Similar to the third quarter, results reflect a larger volume of average interest earning assets partially offset by a decline in their yield. For the nine-month period ended March 31, 2004, total average investments were $2.346 billion, an increase of 30.84 percent from $1.793 billion in the same period of the previous fiscal year. For the nine-month period ended March 31, 2004, total average loans were $731.6 million, an increase of 12.56 percent from $650.0 million in the same period of the previous fiscal year. For the nine-month period ended March 31, 2004, the average yield on interest-earning assets was 5.28%, 98 basis points lower than the 6.26% reported in the same period a year ago. The decline was primarily due to a 102 basis point decline on the yield of the investment and loan portfolios.

For the quarter ended March 31, 2004, interest expense increased 1.4 percent, to $19.7 million from $19.4 million for the year ago quarter. A positive volume variance of $4.0 million accounted for this increase as average borrowing balances increased 30.73 percent to $2.005 billion when compared to $1.534 billion for the same period of the previous fiscal year. For the nine-month period ended March 31, 2004, interest expense declined 1.9 percent, to $57.3 million from $58.4 million for the year ago period. The average cost of funds was 2.58% or 69 basis points lower than the 3.27% in the year ago period.

Larger average balances of repurchase agreements, FHLB advances and subordinated capital notes were used to fund the growth of the Group’s loan and investment portfolios, accounting for both the increase in the average interest-bearing liabilities and the decline in costs of funds in the quarter and the nine months versus the comparable year ago periods.

For the quarter ended March 31, 2004, the cost of borrowings decreased 53 basis points to 2.38% as compared to 2.91% in the year ago quarter. The cost of FHLB funds and term notes declined 107 basis points and of subordinated capital notes declined 51 basis points (2.50% and 4.58% cost for the quarter ended March 31, 2004 versus 3.57% and 5.09% for the same quarter of the previous fiscal year, respectively). At the same time, the average cost of repurchase agreements declined 47 basis points to 2.26% from 2.73%. For the nine-month period ended March 31, 2004, the cost of borrowings decreased 78 basis points to 2.38% as compared to 3.16% in the year ago period. The cost of FHLB funds and term notes declined 114 basis points and of subordinated capital notes declined 81 basis points (from 3.70% and 5.45% to 2.56% and 4.64%, respectively). At the same time, the average cost of repurchase agreements decreased 73 basis points to 2.25% from 2.98%.

Non-Interest Income

Non-interest income, the second largest source of earnings, is affected by the level of trust assets under management, transactions generated by gathering of financial assets by the broker-dealer subsidiary, investment banking, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

Non-interest income rose to $11.2 million or 29.9% in the third quarter ended March 31, 2004, compared to $8.6 million in the same quarter of the previous fiscal year. For the nine-month period ended March 31, 2004, non-interest income increased 35.2 percent, to $33.5 million from $24.8 million recorded for the same period of the prior fiscal year. Performance in both periods reflects increases in banking and financial service revenues and securities, derivatives and trading activities.

Revenues generated from trust, mortgage banking, brokerage and insurance activities, are one of the principal components of non-interest income. For the quarter ended March 31, 2004, these revenues increased 11.7 percent to $6.3 million from $5.6 million for the year ago quarter. This performance was driven by a 26.4 percent increase in revenues from the trust business and an 8.2 percent increase in revenues from brokerage, insurance, commissions, and other fees. For the nine-month period ended March 31, 2004, revenues from trust, mortgage banking, brokerage and insurance activities increased 21.8 percent to $19.6 million from $16.1 million in the year ago period. These increases are mainly due to increases in underwriting activities, the effect of new and revised service fees applied in fiduciary activities, and fee income generated by CPC, which was acquired in January 2003.

Mortgage banking revenues for the quarter ended March 31, 2004 amounted to $1.9 million, a 6.0 percent decrease when compared to $2.1 million in the year ago quarter. For the nine-month period ended March 31, 2004, mortgage banking revenues amounted to $6.4 million, an 11.9 percent increase when compared to the $5.7 million in the year ago period. The increase reflects the impact of greater volume of mortgage loans securitization and sales during the first quarter of fiscal 2004.

Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended March 31, 2004, these revenues increased 32.3 percent to $1.8 million from $1.4 million in the year-ago quarter. Fees on deposit accounts increased 28.7 percent to $1.3 million from $1.0 million and bank service charges and commissions increased 33.2 percent to $506,000 from $380,000. For the nine-month period ended March 31, 2004, banking service revenues increased 20.0 percent to $5.2 million from $4.4 million in the year ago period, mainly by fees on deposit accounts and bank service charges and commissions. Such increases were mainly driven by the strategy of strengthening the Group’s banking franchise by expanding its ability to attract deposits and build relationships with consumer, professional and commercial customers through aggressive marketing and the expansion of our sales force, innovative products like the Amiga checking account with overdraft privileges, investments in technology, and the remodeling and the expansion of our financial centers.

Securities, derivatives and trading activities is the third component of non-interest income. For the third quarter ended March 31, 2004, the net gain from these activities was $3.1 million, compared to $1.6 million for the year ago quarter. For the nine months ended March 31, 2004, the net gain from these activities was $8.6 million, an 89.2 percent increase compared to $4.5 million for the year ago period. For the quarter and nine months, securities net activity increased as the Group selectively identified favorable market opportunities to realize gains. For the quarter, derivatives net loss decreased $164,000 when compared with the same quarter of last year. The prior year’s loss was related to a decrease in the market value of derivatives, primarily due to the cancellation of interest rate caps, reflecting interest rate market conditions at that time.

Non-Interest Expenses

Non-interest expenses for the quarter ended March 31, 2004 increased 8.9 percent to $15.0 million from $13.8 million in the comparable period of the previous fiscal year, with the efficiency ratio improving to 48.53 percent compared to 51.54 percent in the year ago quarter. For the nine-months ended March 31, 2004, non-interest expenses amounted to $45.0 million, 15.1 percent more than the $39.1 million reported for the same period of fiscal 2003, with the efficiency ratio improving to 50.25 percent from 50.91 percent in the year ago period. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses.

The dollar increase in non-interest expenses in the quarter and the nine months reflects the Group’s growth and spending related to “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales force, including additional experienced lenders, marketing, enhancing branch distribution and continuing investments in technology and infrastructure supporting risk management processes as well as recent and future growth. At the same time, expenses have been pared in other areas, consistent with management’s goal of maintaining operating expenses for upcoming quarters at approximately the same level as the third quarter. As a result, non-interest expenses, which peaked at $15.4 million in the first quarter, have trended lower the last two quarters.

Employee compensation and benefits is the largest non-interest expense category. For the third quarter ended March 31, 2004, total compensation and benefits amounted to $6.4 million, a 4.6 percent increase compared to $6.1 million for the same period in the previous fiscal year. For the nine months of fiscal 2004, employee compensation and benefits amounted to $18.2 million, an 18.9 percent increase compared to the $15.3 million reported for the same period last year. Increases in both periods reflect the expansion of the sales force in order to generate a higher volume of business. Refer to Table 3 for more selected data regarding employee compensation and benefits.

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended March 31, 2004, amounted to $8.6 million, a 12.3 percent increase compared to $7.7 million for the same period in the previous fiscal year. For the nine months of fiscal 2004, other non-interest expenses amounted to $26.8 million, a 12.7 percent increase compared to $23.8 million reported for the same period of fiscal 2003.

Occupancy and equipment expenses increased 2.6 percent, from $2.4 million in the quarter ended March 31, 2003, to $2.5 million in the third quarter of fiscal 2004. For the nine months of fiscal 2004, these expenses increased 4.8 percent from the $6.8 million recorded during the nine months of fiscal 2003. These increases are due to the relocation of existing financial centers and upgrading financial center technology and infrastructure.

Advertising and business promotion for the quarter ended March 31, 2004 increased 56.3 percent to $1.9 million versus $1.2 million reported in the year ago quarter. During the quarter, the Group continued its aggressive promotional campaign to enhance the market recognition of new and existing products, to increase our fee-based revenues and branding activity. For the nine months of fiscal 2004, advertising and business promotion increased 26.5 percent to $6.1 million from the $4.8 million in the year ago period.

Professional and service fees in the quarter ended March 31, 2004 decreased 5.0% to $1.4 million from $1.5 million in the year ago quarter. For the nine months ended March 31, 2004, professional and service fees decreased 7.1 percent to $4.5 million from $4.8 million in the year ago period. The decrease in both periods is due to specific cost control initiatives.

The rise in communication, municipal and other general taxes, insurance, printing, postage, stationery and supply, and other operating expenses are principally due to the general growth in the Group’s business activities, products and services offered.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2004, totaled $1.1 million, a 23.5 percent increase from the $850,000 reported for the same period of the previous fiscal year. For the nine months of fiscal 2004, the provision amounted to $3.4 million, a 22.0 percent increase, when compared to $2.8 million reported a year earlier. The increase in the provision for loan losses reflects the required provisions needed to cover the increase of net credit losses on a year to date basis and any loss exposure in commercial and real estate non-performing loans as of March 31, 2004. During the quarter, no major increases in net credit losses were experienced, but the actual level of credit losses support the provision for the period to maintain an adequate reserve for possible loan losses. Net credit losses for the quarter decreased 35.2 percent, from $676,000 in the quarter ended March 31, 2003, to $438,000 in the quarter ended March 31, 2004. For the nine months of fiscal 2004, net credit losses amounted to $1.8 million, an increase of 2.8 percent from the $1.7 million reported for the same period of prior fiscal year.

Residential real estate loans net credit losses for the quarter and nine-month periods ended March 31, 2004, were $40,000 and $290,000, respectively. These amounts represent charge-offs on two real estate loans. The Group did not have any charge-offs on this portfolio last year.

For the quarter ended March 31, 2004, recoveries on the commercial loan portfolio amounted to $60,000. There were no credit losses. This is a positive variance of $67,000, compared to net credit losses of $7,000 for the quarter ended March 31, 2003. Commercial loans net credit losses increased to $166,000 for the nine-month period ended March 31, 2004, when compared to a recovery of $29,000 for the same period of the previous fiscal year. Management performed a review of the entire commercial loan portfolio and determined to recognize as losses during the quarter ended December 31, 2003 certain loans considered uncollectible or of such little value that their continuance as bankable assets was not warranted. This review reflects the Group’s strategy to expand its commercial loan portfolio. Almost all the commercial lending that the Group is originating is collateralized with real estate.

Net credit losses on consumer loans decreased when compared with the same quarter of last fiscal year. For the quarter ended March 31, 2004, net credit losses on consumer loans were $458,000, a decrease of 31.5 percent, when compared with the quarter ended March 31, 2003 in which the Group had a net credit loss of $669,000. For the nine-month period ended March 31, 2004, net credit losses on consumer loans were $1.3 million, a decrease of 24.5 percent when compared with the nine-month period ended March 31, 2003, in which the Group had a net credit loss of $1.8 million.

Non-performing commercial loans, mainly collateralized by real estate, increased 170.9 percent, from $1.8 million as of June 30, 2003, to $4.9 million as of March 31, 2004. More stringent criteria have been implemented during this fiscal year in moving commercial loans to non-performing status. The Group is in the process of restructuring most of these loans. Non-performing residential real estate secured loans increased 8.2 percent, to $28.7 million as of March 31, 2004, when compared to the June 30, 2003 non-performing levels of $26.6 million. The commercial and residential real estate portfolios are well collateralized and the Group does not expect any major losses on such portfolios.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2004, the total investment in impaired commercial loans was $2.5 million. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for the nine-month period ended March 31, 2004 amounted to $2.5 million. At June 30, 2003 there were no impaired loans.

Provision for Income Taxes

The Group recognized a provision for income taxes of $1.6 million for the quarter ended March 31, 2004, compared with a provision of $697,000 for the same period of the previous fiscal year. This is consistent with the increase in income before income taxes for the quarter ended March 31, 2004. For the nine months of fiscal 2004, the income tax provision amounted to $4.1 million or 95.2 percent higher than the $2.1 million reported for the same period of fiscal 2003. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code, of 1994, as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.

FINANCIAL CONDITION

Group’s Assets

At March 31, 2004, the Group’s total assets amounted to $3.466 billion, an increase of 14.0%, when compared to $3.041 billion at June 30, 2003.

At March 31, 2004, interest-earning assets were $3.376 billion, a 14.0% increase compared to $2.963 billion at June 30, 2003.

Investments are the Group’s largest interest-earning assets component. It principally consists of money market investments, U.S. government agencies bonds, mortgage-backed securities, CMO’s and P.R. government municipal bonds. The Group decided to reposition its investment portfolio during the quarters ended September 30, 2003 and March 31, 2004. As a result, management reclassified, at fair value, $856,037,000 and $174,399,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category. Management now intends to hold these securities to maturity. The investment portfolio increased 18.5%, to $2.646 billion, from $2.232 billion as of June 30, 2003. Most of the increase is principally due to the acquisition of additional high-rated mortgage-backed securities and Puerto Rico government and agency obligations (see Table 9 and Note 2 to the unaudited Consolidated Financial Statements).

At March 31, 2004, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, decreased by 1.4 percent, to $718.1 million when compared to $728.5 million at June 30, 2003. This was principally due to a decrease in the residential and personal mortgage loans (including loans held for sale), the largest component of the Group’s loan portfolio, which decreased by 3.9 percent, to $643.6 million, when compared to $670.1 million at June 30, 2003. Such decrease was due to: (i) the Group selling residential mortgage loans in the secondary market during the nine months of fiscal 2004, which amounted to $199.6 million, or $115.8 million more than the $83.7 million sold during the same period of previous fiscal 2003, and (ii) increased loan repayments experienced during the first quarter. Most of this decrease was offset by a 47.3 percent increase in commercial loans. Commercial loans at March 31, 2004 and June 30, 2003 totaled $64.2 million and $43.6 million, respectively (8.0% and 5.3% of total gross loan portfolio, respectively). Such increase reflected the Group’s strategy to expand the commercial loan program. Table 9 and Note 3 of the unaudited Consolidated Financial Statements present the Group’s loan portfolio composition and mix at the end of the periods analyzed.

At March 31, 2004 and June 30, 2003, the consumer loan portfolio totaled $17.0 million and $19.9 million, respectively (2.4% and 2.7% of the Group’s total loan portfolio, respectively).

Liabilities and Funding Sources

At March 31, 2004, the Group’s total liabilities reached $3.180 billion, 12.0 percent higher than the $2.839 billion reported at June 30, 2003. Deposits and borrowings, the Group’s funding sources, amounted to $3.118 billion at March 31, 2004, an increase of 12.2 percent, when compared to $2.778 billion recorded at June 30, 2003.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of Federal Home Loan Bank of New York (FHLB) advances and borrowings, repurchase agreements, term notes, subordinated capital notes, and lines of credit. At March 31, 2004, they amounted to $2.046 billion, 29.4 percent greater than the $1.582 billion at June 30, 2003. The increase, mainly in repurchase agreements and FHLB funds, reflects the funding needed to maintain the Group’s investment and loan portfolio growth.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB funds reached $310.8 million as of March 31, 2004, an increase of 139.1 percent when compared to FHLB funds as of June 30, 2003. This increase is mainly due to the strategy of extending the maturity of our liabilities, to take advantage of alternative lower rate funding sources. Table 10 presents the composition of the Group’s borrowings at the end of the periods analyzed.

At March 31, 2004, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.058 billion, up 1.3%, compared to the $1.044 billion reported as of June 30, 2003. A $17.8 million increase (or 5.1%) in individual retirement accounts (IRA) contributed to this rise in total deposits. Table 10 presents the composition of the Group’s deposits at the end of the periods analyzed.

Stockholders’ Equity

At March 31, 2004, the Group’s total stockholders’ equity was $286.7 million, a 42.1% increase, when compared to $201.7 million at June 30, 2003. In addition to earnings from operations, this rise reflects an increase on outstanding preferred stocks of $34.5 million as a result of the issuance of Preferred Series B in the first quarter and an increase of $51.5 million, net of expenses, of the issuance of 1,965,000 shares of common stock in the third quarter, offset by an increase of $38.2 million in the other accumulated comprehensive loss (which occurred during the quarter ended September 30, 2003). Accumulated other comprehensive loss, net, consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.

At March 31, 2004, accumulated unrealized loss, net of tax, on derivatives designated as cash flow hedges was $35.6 million, a $6.2 million decrease, when compared to an accumulated unrealized loss of $41.8 million at June 30, 2003. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $2.9 million at March 31, 2004, after a $44.4 million negative change, when compared with an accumulated unrealized gain of $41.5 million at June 30, 2003. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at March 31, 2004 includes an unrealized loss amounting to $28.0 million related to securities transferred to the held-to-maturity category, primarily in the first quarter. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

On November 20, 2003, the Group declared a 10% common stock dividend payable from the treasury stock account on January 16, 2004 to holders of record as of December 31, 2003. This dividend brings to 242,441 shares the number of shares held by the Group as treasury stock. The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2004, the Group’s market capitalization for its outstanding common stock was $698.2 million ($31.85 per common share).

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements. See Table 11 for the Group’s regulatory capital ratios.

Group’s Financial Assets

The Group’s total financial assets include the Group’s assets owned and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At March 31, 2004, they reached $6.229 billion, an increase of 9.8 percent compared to $5.674 billion at June 30, 2003. The increase was largely due to an increase of 14.0 percent in the Group’s assets owned, when compared to June 30, 2003, and to the improvement in equity market values as broker-dealer assets gathered increased 13.9% when compared to June 30, 2003. The Group’s financial assets’ principal component is assets owned by the Group, of which approximately 98 percent are owned by the Group’s banking subsidiary. For more on this financial asset component, refer to “Group’s Assets” under “Financial Condition” herein above.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. manages the administration of private pension plans. At March 31, 2004, total assets managed by the Group’s trust division and CPC amounted to $1.666 billion, 0.3% less than the $1.670 billion reported at June 30, 2003.

The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At March 31, 2004, total assets gathered by the securities broker-dealer from its customer investment accounts reached $1.097 billion, up 13.9% from $963 million at June 30, 2003, as a result of the improvement in equity market values.

Allowance for Loan Losses and Non-Performing Assets:

At March 31, 2004, the Group’s allowance for loan losses amounted to $6.6 million (0.92% of total loans) a 31.8 percent increase from the $5.0 million (0.69% of total loans) reported at June 30, 2003. Residential real estate and commercial loans allowances represent the greatest increases of 79.6 percent and 104.4 percent, or $1.4 million and $452,000, respectively, when compared with balances recorded at June 30, 2003. The consumer loans allowance increased 20.6 percent, or $268,000, when compared to $1.3 million recorded at June 30, 2003.

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

The Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:

1.	Pass - loans considered highly collectible due to their repayment history or current status.

2.	Special Mention - loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.

3.	Substandard - loans inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

4.	Doubtful - loans that have all the weaknesses inherent in substandard, with the added characteristic that collection or liquidation in full is highly questionable and improbable.

5.	Loss - loans considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment.

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

An unallocated allowance is established recognizing the estimation risk associated with the aged-based rating system and with the specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the aged-based rating system and the specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in non-performing loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings by the Group’s management. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Net credit losses for the quarter ended March 31, 2004, totaled $438,000 (0.24% of average loans) a decrease of 35.2 percent when compared to $676,000 (0.39% of average loans) for the same period of the previous fiscal year. Major decreases in net credit losses were recorded for commercial and consumer loans, which decreased $67,000 and $211,000, respectively, when compared to the same period of previous fiscal year 2003. For the nine months of fiscal 2004, net credit losses amounted to $1.8 million, a 2.8 percent increase when compared to $1.7 million reported for the nine months of fiscal 2003. On a year to date basis, these results reflect net credit losses increases in real estate of $290,000 and in commercial loans of $190,000, partially offset by a reduction of $436,000 in net credit losses related to consumer loans. Tables 4 through 6 set forth an analysis of activity in the allowance for loan losses and presents selected loan loss statistics.

At March 31, 2004, the Group’s non-performing assets totaled $34.4 million (0.99% of total assets) versus $29.4 million (0.97% of total assets) at the end of June 30, 2003. The increase was principally due to a 17.5 percent increase in non-performing loans. Foreclosed real estate properties decreased 16.6 percent when compared to $536,000 reported on June 30, 2003.

At March 31, 2004, the allowance for loan losses to non-performing loans coverage ratio was 19.55%. Excluding the lesser-risk real estate loans, the ratio is 127.78%. Detailed information concerning each of the items that comprise non-performing assets follows:

•	Real estate loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2004, the Group’s non-performing real estate loans totaled $28.7 million (84.7% of the Group’s non-performing loans) an 8.2% increase from the $26.6 million (92.0% of the Group’s non-performing loans) reported at June 30, 2003. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experienced, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans are placed on non-accrual basis when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2004, the Group’s non-performing commercial loans amounted to $4.9 million (14.4% of the Group’s non-performing loans), a 170.9% increase from $1.8 million reported at June 30, 2003 (6.2% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-down when payments are delinquent 120 days. At March 31, 2004, the Group’s non-performing consumer loans amounted to $320,000 (0.9% of the Group’s total non-performing loans), a 38.1% decrease from the $517,000 reported as at June 30, 2003 (1.8% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. At March 31, 2004, foreclosed real estate balance was $447,000, a 16.6% decrease from the $536,000 reported at June 30, 2003.

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

The Group’s swaps, excluding those used to manage exposure to the stock market, and caps outstanding and their terms at March 31, 2004, and June 30, 2003 are set forth in the table below:

	(Dollars in thousands)
	March 31, 2004	June 30, 2003
Swaps:
Pay fixed swaps notional amount	$775,000	$650,000
Weighted average pay rate – fixed	3.50%	3.97%
Weighted average receive rate – floating	1.10%	1.24%
Maturity in months	6 to 79	1 to 88
Floating rate as a percent of LIBOR	100%	100%
Caps:
Cap agreements notional amount	$75,000	$75,000
Cap rate	4.50%	4.50%
Current 90 day LIBOR	1.11%	1.31%
Maturity in months	Less than 1	9

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

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of March 31, 2004 and June 30, 2003 is as follows:

	Notional Amount
	(In thousands)
Type of Contract:	March 31, 2004	June 30, 2003
Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transaction - short-term borrowings	$775,000	$650,000

Derivatives Not Designated as Hedge:
Interest rate swaps used to manage exposure to the stock market on stock indexed deposits	$2,750	$7,450
Purchased options used to manage exposure to the stock market on stock indexed deposits	243,420	232,800
Embedded options on stock indexed deposits	235,382	229,574
Caps	75,000	75,000

	$556,552	$544,824

During the quarters ended March 31, 2004 and 2003, $275,000 and $439,000 of losses, respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the nine months of fiscal 2004 and 2003 these losses amounted to $935,000 and $4.4 million, respectively. For the quarter ended March 31, 2004, unrealized losses of $13.2 million on derivatives designated as cash flow hedges were included in other comprehensive income. For the nine months of fiscal 2004, unrealized losses of $7.7 million on derivatives designated as cash flow hedges were included in other comprehensive income. Ineffectiveness of $254,000 was charged and $307,000 was credited to earnings during the quarters ended March 31, 2004 and 2003, respectively. During the nine-month periods ended March 31, 2004 and 2003, ineffectiveness of $811,000 and $339,000, respectively, were charged to earnings.

At March 31, 2004 and June 30, 2003, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $93,000 and $316,000, respectively; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $14.5 million and $7.4 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $14.3 million and $7.2 million, respectively, recorded in deposits. The fair value of the interest rate swaps represented a liability of $37.7 million and $42.8 million, respectively, presented in accrued expenses and other liabilities. The caps did not have carrying value as of March 31, 2004 and June 30, 2003.

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on NII of $91.8 million as of March 31, 2004, for the next twelve months is $11.1 million decrease, or -12.11% changes on a hypothetical 200 basis points rate increase. The change for the same period, utilizing a hypothetical declining rate scenario of 50 basis points, is an increase of $135,000 or 0.15%. Both hypothetical rate scenarios consider a gradual change of +200 and -50 basis points during the twelve-month period. The decreasing rate scenario has a floor of .25%. This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations. These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of March 31, 2004, the Group had approximately $475.4 million in securities and other short-term investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 11.58% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Bank also uses the Federal Home Loan Bank of New York (FHLB) as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2004, the Group has an additional borrowing capacity with the FHLB of $25.0 million.

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

As of March 31, 2004, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $25.0 million. No borrowings were made during the nine-month period ended March 31, 2004 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The Group’s investment portfolio at March 31, 2004 had an average maturity of 44 months. However, no assurance can be given that such levels will be maintained in future periods.

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

Changes in statutes and regulations, including tax laws and rules

The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of its international banking entities. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could adversely affect the Group’s profits and financial condition.

Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. Recently, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

The Group has an IBE that operates as a unit of the Bank. In November 2003, the Group organized a new IBE that operates as a subsidiary of the Bank. The Bank transferred as of January 1, 2004, substantially all of the Bank’s IBE assets to the new IBE subsidiary. Although this transfer of IBE assets allows the Group to continue enjoying tax benefits, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to the new IBE subsidiary.

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

DEFAULTS UPON SENIOR SECURITIES

     None

Item – 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

Item – 5

OTHER INFORMATION

Item – 6

EXHIBITS AND REPORTS ON FORM 8-K

A- Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

•	Current report on Form 8-K, dated February 11, 2004, reporting under Items 5 and 12 the release of the Group’s financial results for the quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d ) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/José Enrique Fernández

José Enrique Fernández
Chairman of the Board, President and Chief Executive Officer		Dated: May 12, 2004

By:	/s/Norberto González

Norberto González
Executive Vice President – Acting Chief Financial Officer		Dated: May 12, 2004