Form 10-K
period 2004-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2004-09-13
CIK 1030469

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2004, or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to ____________.

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:
998 San Roberto Street
Professional Offices Park SE 4th Floor
San Juan, Puerto Rico 00926
Telephone Number: (787) 771-6800

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock
($1.00 par value per share)

7.125% Non-cumulative Monthly Income Preferred Stock, Series A ($1.00 par value per share, $25.00 liquidation preference per share);

7.000% Non-cumulative Monthly Income Preferred Stock, Series B ($1.00 par value per share, $25.00 liquidation preference per share)

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

Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $508.5 million based upon the reported closing price of $25.70 on the New York Stock Exchange as of December 31, 2003.

As of August 31, 2004, the Group had 22,100,127 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Group’s annual report to security holders for fiscal year 2004 are incorporated herein by reference in response to Items 7 through 8 of Part II.

Portion of the Group’s definitive proxy statement relating to the 2004 annual meeting of stockholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2004

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submissions of Matters to the Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K
EX-10.4 FORM OF STOCK OPTION GRANT
EX-13 PORTIONS OF ANNUAL REPORT TO SECURITIES HOLDERS
EX-21 LIST OF SUBSIDIARIES
EX-22 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

When used in this Form 10-K or future filings by Oriental Financial Group Inc. (“the Group”) with the Securities and Exchange Commission (the “SEC”), in the Group’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “should” or similar expressions are intended to identify “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The future results of the Group could be affected by subsequent events and could differ materially from those expressed in forward-looking statements. If future events and actual performance differ from the Group’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The Group wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based on management’s current expectations, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive, and regulatory factors, legislative changes and accounting pronouncements, could affect the Group’s financial performance and could cause the Group’s actual results for future periods to differ materially from those anticipated or projected. The Group does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. BUSINESS

General

Now in its 40th year of business, the Group provides a complete range of consumer and commercial banking-financial solutions, including consumer, commercial and mortgage lending; checking and savings accounts; financial planning, insurance, money management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality service, and marketing focused on professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 23 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s strategy is to strengthen its banking-financial services franchise by expanding its commercial and consumer lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services; opening an estimated 10 new financial centers over the next 3-5 years, continuing to maintain effective asset-liability management, and grow non-interest revenues from banking and financial services and improve operating efficiencies.

The Group is a diversified, publicly-owned financial holding company with $6.4 billion total financial assets managed and owned, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing services through its subsidiaries. Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has twenty-three branches located throughout Puerto Rico. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. The Bank offers banking services such as mortgage, commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services. The Bank also operates an international banking entity, which is a unit of the Bank, named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new international banking entity, named Oriental International Bank Inc. (“Oriental International”), as a wholly owned subsidiary of the Bank. The Group transferred most of the assets and liabilities of O.B.T. International Bank to the new IBE subsidiary as of January 1, 2004. The international banking entities offer the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico. The Bank has a wholly owned subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), which is currently not in operation.

Oriental Financial Services Corp. (“OFSC”) and Oriental Insurance Inc. (“Oriental Insurance”) are Puerto Rico corporations and the Group’s subsidiaries engaged in securities brokerage/investment banking and insurance agency services, respectively. OFSC, a member of the National Association of Securities Dealers, Inc. (the “NASD”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Exchange Act. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule.

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

In January 2003, the Group acquired all of the outstanding common stock of CPC, a Florida Corporation headquartered in Boca Raton, Florida, which is engaged in the administration of retirement plans in the United States of America, Puerto Rico and the Caribbean.

The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “Bank Holding Company Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the Commissioner of Financial Institutions of Puerto Rico (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the Bank’s deposits up to $100,000 per depositor. The Bank is further subject to the regulation of the Puerto Rico Finance Board. Other agencies, such as the SEC, regulate additional aspects of the Group’s operations (see “Regulation and Supervision”). OFSC is subject to the supervision, examination and regulation of the NASD, the SEC, and the Commissioner. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trusts, CPC and Oriental Insurance. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Group or its other subsidiaries.

Market Area and Business Segments

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of June 30, 2004, Puerto Rico had 10 banking institutions with a total of approximately $81.4 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at June 30, 2004. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.

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

The Group has three reportable segments: Treasury, Banking and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production and fees generated.

Banking includes the Bank’s branches and mortgage banking activities, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico. The Bank’s loan transactions include a diversified number of industries and activities, all of which are encompassed within three main categories: mortgage, commercial and consumer.

The Treasury segment encompasses all of the Group’s treasury functions. The Group’s investment portfolio primarily consists of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government municipal bonds and money market investments.

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

The Group’s mortgage banking activities consist of the origination and purchase of mortgage loans and the subsequent sale in the secondary market. The Group originates FHA (“Federal Housing Administration”) insured and VA (“Veteran Administration”) guaranteed mortgages for issuance of GNMA mortgage-backed securities, and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities, using another institution as an issuer. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. The Group outsources the servicing of its mortgage loan portfolio to a third party.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (the “FHLB”) advances, subordinated capital notes and term notes. Through its branch system, the Bank offers individual non-interest bearing checking accounts, savings accounts, personal interest-bearing checking accounts, certificates of deposit, individual retirement accounts (“IRA’s”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Management Committee (the “ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.

The financial services business segment is comprised of the Bank’s trust division (“Oriental Trust”), the security brokerage and investment banking subsidiary (OFSC), the insurance agency subsidiary (Oriental Insurance), and the pension plan administration subsidiary (CPC). The core operations of this segment are financial planning, investment banking, money management, investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services. Oriental Trust offers various types of IRA’s, custodian accounts and corporate trust accounts. CPC manages 401(k) and Keogh retirement plans. OFSC offers a wide array of investment alternatives to its client base such as variable annuities, tax-advantaged fixed income securities, mutual funds, stocks and bonds. Oriental Insurance offers insurance products to its client base, such as fixed annuities, and property casualty and title insurance.

For more information regarding the performance of the Group’s reportable segments, please refer to Note 17 to the Consolidated Financial Statements incorporated by reference in this report.

Regulation and Supervision

The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires, directly or indirectly, ownership or control of more than 5% of the voting shares of another bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

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

Under Federal Reserve Board policy, a bank holding company, such as the Group, is expected to act as a source of financial and managerial strength to its banking subsidiaries and to also commit resources to support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

The Gramm-Leach-Bliley Act, enacted on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature”. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well capitalized” and “well managed”.

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i) states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that each depository institution controlled by the bank holding company is “well capitalized” as of the date the bank holding company submits its declaration; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company on the date the bank holding company submits it declaration; and (v) certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration. The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination. On May 21, 2000, the Group elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided it does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial, investment or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Bank is subject to extensive regulation and examination by the Commissioner and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with Bank affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Under the Federal Deposit Insurance Act (“FDIA”), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. The Bank is currently the only FDIC-insured depository institution subsidiary of the Group. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

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

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991(“FDICIA”).

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the “FHFB”). The FHLB serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA, the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and the regulations issued there under established five capital tiers: (i) “well capitalized”, if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of June 30, 2004, the Bank is a “well-capitalized” institution.

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

The Deposit Insurance Funds Act of 1996 (the “DIFA”) was enacted on September 30, 1996. DIFA repealed the statutory minimum premium. Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. Currently, the Bank’s deposit insurance premium charged by the SAIF is $0.018 for every $100 of deposits.

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

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines point out that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 2004, the Group was in compliance with all capital requirements. For more information, please refer to Note 2 to the Consolidated Financial Statements incorporated by reference in this report.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

On October 31, 2002, the Federal Reserve Bank Board adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests (“insiders”) and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Group has a Compliance Department, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities.

USA Patriot Act

Under Title III of the USA Patriot Act, enacted on October 26, 2001, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Group and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.

The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The U.S. Treasury Department is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. The Group and its subsidiaries, including the Bank, have adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Group and its subsidiaries have established policies and procedures to assure the Group’s compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Sarbanes-Oxley Act of 2002

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”), which implemented legislative reforms intended to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of SOA.

In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the Group’s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under this law, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report any such change within two business days of the change.

SOA increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.

SOA also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. Commencing with its 2005 annual report, the Group will be required to include an internal control report containing management’s assertions regarding the effectiveness of the Group’s internal control structure and procedures over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; of management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation of it, as of year-end; and of the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. In addition, Section 404 of SOA requires the Group’s independent accounting firm to attest to, and report on, management’s assessment of the Group’s internal control over financial reporting in accordance with standards established by the Public Company Accounting Oversight Board (“PCAOB”), which is required to be filed as part of the annual report.

Internet access to reports

The Group’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the Group’s internet website www.orientalonline.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The Group’s corporate governance guidelines, code of ethics and the charters of the audit committee, compensation committee, corporate governance and nominating committee are available free of charge on our website www.orientalonline.com in the investor relations section under the corporate governance link.

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

The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock. As of June 30, 2004, the Bank’s capital reserve fund was $ 27,425,000, which was within the required parameters.

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

The Puerto Rico Banking Act generally restricts the amount a bank can lend to a single borrower. The Act prohibits one or more loans to the same person, firm, partnership, corporation or related parties financially dependent, in an aggregate amount that exceeds 15% of the bank’s paid-in capital and reserve fund. The regulations issued thereunder by the Commissioner expand the above limitation to include 15% of 50% of the bank’s retained earnings. This additional lending limit is only allowed to institutions with: (1) a rating of “1” on their last regulatory examination and (2) classification of a “well-capitalized” institution. The 15% limitation is not applicable to loans guaranteed by collateral having a fair value of at least 25% more than the loan amount. It is also not applicable to letters of credit or guarantees and loans guaranteed by bonds, securities and debts of the government of the United States or Puerto Rico or bonds of Puerto Rico governmental agencies, instrumentalities or municipalities. As of June 30, 2004, there were no loans that exceeded the maximum amount that the Bank could have loaned to a single borrower.

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

International Banking Center Regulatory Act of Puerto Rico

The business and operations of O.B.T. International Bank and Oriental International are subject to supervision and regulation by the Commissioner. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBEs have to maintain books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the Commissioner, including annual audited financial statements.

The IBE Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued there under if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In November 2003, the IBE Act was amended to impose income taxes at normal statutory rates on each IBE that operates as a unit of a bank, such as O.B.T. International Bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank, such as Oriental

International. As of January 1, 2004, most of the assets and liabilities of O.B.T. International Bank were transferred to Oriental International.

Employees

At June 30, 2004, the Group employed 526 persons. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2. PROPERTIES

The Group leases its main offices located at Professional Offices Park, 998 San Roberto Street, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, insurance services, and back-office support departments are at such location.

The Bank owns seven branch premises and leases sixteen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At June 30, 2004, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $14.3 million.

The principal property owned by the Group for banking operations and other services is Las Cumbres Building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico. The mortgage banking division, a branch and financial services (brokerage and insurance), are the main activities conducted at this location. The book value of this property at June 30, 2004, was $1.3 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at June 30, 2004, was $11.5 million.

On July 6, 2004, the Group announced plans for its new headquarters, Oriental Group Tower, which will consolidate all corporate offices and support facilities into a building under construction at Professional Offices Park in San Juan, Puerto Rico. The Group will be the anchor tenant by leasing 43,412 square feet office space in the fifth and sixth floors and with an option to lease an additional 21,706 square feet office space in the fourth floor, at $22.63 per square feet, excluding taxes, insurance and operating expenses, which will be charged separately.

At present the Group’s executive offices, the main offices of Oriental Financial Services, as well as several support facilities of the Group, are located at two different buildings within the Professional Offices Park in San Juan, and at the Tres Rios Building located in Guaynabo, Puerto Rico. All these facilities will be relocated to the new building. Occupancy of the new building is expected in March 2006, subject to completion of the building. The lease term will be for 10 years and will commence on the date that the premises are ready for occupancy.

ITEM 3. LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (“Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the district of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The trial in this case is scheduled to be held on October 4, 2004. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the previous two fiscal years, as well as cash dividends declared for such fiscal years are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and is incorporated herein by reference.

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of June 30, 2004, the Group had approximately 2,500 holders of record of its common stock, including all directors and officers of the Group, excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

On January 29, 2002, the Group declared a ten percent stock dividend on common stock held by shareholders of record as of April 1, 2002. As a result, 1,249,125 shares of common stock were distributed on April 15, 2002. Also, on October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by shareholders of record as of December 30, 2002. As a result, 3,864,800 shares of common stock were distributed on January 15, 2003. Also, on November 20, 2003, the Group declared a ten percent stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purpose of the computation of income per common share, cash dividend and stock price, the stock dividends and the stock split were retroactively recognized for all periods presented in the accompanying consolidated financial statements.

On February 12, 2004, the Group filed a registration statement with the SEC for an offering of 2,565,000 shares of common stock. The registration statement was amended on February 27, 2004. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement, as amended, was declared effective by the SEC on March 3, 2004.

On March 20, 2004, the underwriters exercised their options to purchase from the Group and the selling stockholders an aggregate of 384,750 shares of the Group’s common stock to cover over-allotments (255,000 of these shares were purchased from the Group and 129,750 from the three selling stockholders of the Group). Following such exercise, the total offering was for 2,949,750 shares at a public offering price of $28.00 per share, consisting of 1,955,000 shares offered by the Group and an aggregate of 994,750 shares by the three selling stockholders of the Group. Proceeds to the Group from issuance of common stock were approximately $51,560,000, net of $3,180,000 of issuance costs.

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

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to be	Weighted-average	plans (excluding
	issued upon exercise of	exercise price of	securities reflected in
Plan Category	outstanding options.	outstanding options	column (a))
Equity compensation plans approved by shareholders:
1988 Plan	52,605	$6.27	—
1996 Plan	542,156	17.36	511,026
1998 Plan	601,851	13.54	98,983
2000 Plan	325,525	10.55	—

Total	1,522,137	$11.93	610,009

The following table set forth issuer purchases of equity securities made by the Group during the three-month period ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
From April 1, 2004 to April 30, 2004	—	—	—	$7,838,000
From May 1, 2004 to May 31, 2004	4,000 (2)	$26.08	—	$7,838,000
From June 1, 2004 to June 30, 2004	—	—	—	$7,838,000

Total	4,000 (2)	$26.08	—	$7,838,000

Notes:

(1) On March 26, 2003, the Group’s Board of Directors announced the authorization of a program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program superseded the ongoing repurchase program established earlier. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The Group will make such repurchases from time to time in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations.

(2) During the three-month period ended June 30, 2004, the Group repurchased 4,000 of the Group’s common shares in the open market, at a total cost of $104,645, held in treasury to be used as part of the matching contribution of the Group to the employee’s 401K plan.. This purchase was accounted for separately from purchases under the last publicly announced repurchase program.

For more information, please refer to Notes 1 and 2 to the Consolidated Financial Statements incorporated by reference in this report.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of the 2004 Annual Report filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of the 2004 Annual Report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.

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

	Year Ended June 30,
	2004	2003	2002	2001	2000
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	2.18x	2.08x	1.69x	2.17x	1.89x
Including Interest on Deposits	1.76x	1.64x	1.42x	1.06x	1.20x

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of June 30, 2004, the Group had non-cumulative preferred stock issued and outstanding amounting to $68,000,000 as follows: (1) Series A, amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34,500,000 or 1,380,000 shares, at a $25 liquidation value. As of June 30, 2003, 2002, 2001, and 2000, the Group had non-cumulative preferred stock, Series A, issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2004 Annual Report filed as Exhibit 13.0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2004 Annual Report filed as Exhibit 13.0, under caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2004 Annual Report filed as Exhibit 13.0. The Consolidated Financial Statements of this report sets forth the list of all reports required by this item and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the Acting CFO have concluded that, as of the end of such period, the Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Group’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A1 — Financial Statements

The list of financial statements required by this item is set forth in the Financial Data Index of this report.

A2 — Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in A1 above.

B – Reports on Form 8-K

A current report on Form 8-K, dated April 26, 2004, reporting under Items 9 and 12 the release of the Group’s financial results for the quarter and nine-month period ended March 31, 2004.

C – Exhibits

EXHIBIT NO.:	DESCRIPTION OF DOCUMENT:
3(i)	Amended and Restated Certificate of Incorporation.(1)

3(ii)	By-Laws.(2)

4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A (3)

4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B (4)

10.1	1996 Incentive Stock Option Plan.(5)

10.2	1998 Incentive Stock Option Plan.(6)

10.3	2000 Incentive Stock Option Plan.(7)

10.4	Form of Stock Option Grant.

13	Portions of annual report to security holders incorporated herein by reference.

21	List of Subsidiaries

22	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

2.	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K dated August 31, 2004.

3.	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

4.	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

5.	Incorporated herein by reference from the Group’s definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.

6.	Incorporated herein by reference from the Group’s definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.

7.	Incorporated herein by reference from the Group’s definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ Jose E. Fernández	Dated: September 13, 2004

José E. Fernández
Chairman of the Board,
President and Chief Executive Officer

By: /s/ Norberto González	Dated: September 13, 2004

Norberto González
Executive Vice President and
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ Jose E. Fernández	Dated: September 13, 2004

José E. Fernández
Chairman of the Board, President and Chief Executive Officer

By: /s/ Pablo I. Altieri	Dated: September 13, 2004

Dr. Pablo I. Altieri
Director

By: /s/ Diego Perdomo	Dated: September 13, 2004

Diego Perdomo
Director

By: /s/ Efrain Archilla	Dated: September 13, 2004

Efraín Archilla
Director

By: /s/ Julian Inclan	Dated: September 13, 2004

Julian Inclán
Director

By: /s/ Emilio Rodriguez Jr.	Dated: September 13, 2004

Emilio Rodríguez, Jr.
Director

By: /s/ Alberto Richa	Dated: September 13, 2004

Alberto Richa
Director

By: /s/ Francisco Arrivi	Dated: September 13, 2004

Francisco Arriví
Director

By: /s/ Miguel Vazquez Deynes	Dated: September 13, 2004

Miguel Vázquez Deynes
Director