Form 10-Q
period 2004-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2004-11-09
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

22,287,998 common shares ($1.00 par value per share)

outstanding as of October 31, 2004

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or future filings by Oriental Financial Group Inc. (“the Group”) with the Securities and Exchange Commission (the “SEC”), in the Group’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “should” or similar expressions are intended to identify “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2004 AND JUNE 30, 2004
      (In thousands, except share data)

	September 30,	June 30,
	2004	2004
ASSETS
Cash and due from banks	$11,321	$9,284

Investments:

Short term investments	74,602	7,747

Trading securities, at fair value with amortized cost of $52 (June 30, 2004 - $561)	54	574

Investment securities available-for-sale, at fair value with amortized cost of $1,573,600 (June 30, 2004 - $1,533,145):
Securities pledged that can be repledged	1,145,672	986,165
Other investment securities	434,349	541,242

Total investment securities available-for-sale	1,580,021	1,527,407

Investment securities held-to-maturity, at amortized cost with fair value of $1,332,739 (June 30, 2004 - $1,275,534):
Securities pledged that can be repledged	1,100,916	1,002,041
Other investment securities	218,260	280,821

Total investment securities held-to-maturity	1,319,176	1,282,862

Federal Home Loan Bank (FHLB) stock, at cost	28,160	28,160

Total investments	3,002,013	2,846,750

Securities sold but not yet delivered	23,369	47,312

Loans:
Mortgage loans held-for-sale, at lower of cost or market	5,968	5,814
Loans receivable, net of allowance for loan losses of $7,860 (June 30, 2004 - $7,553)	820,297	737,642

Total loans, net	826,265	743,456

Accrued interest receivable	19,071	19,127
Premises and equipment, net	17,874	18,552
Deferred tax asset, net	6,649	7,337
Foreclosed real estate, net	978	888
Other assets	30,851	32,989

Total assets	$3,938,391	$3,725,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$126,233	$126,296
Savings accounts	91,718	88,463
Certificates of deposit	814,480	809,590

Total deposits	1,032,431	1,024,349

Borrowings:
Securities sold under agreements to repurchase	2,101,340	1,895,865
Advances from FHLB	300,000	300,000
Subordinated capital notes	72,166	72,166
Term notes	15,000	15,000

Total borrowings	2,488,506	2,283,031

Securities purchased but not yet received	53,300	89,068
Accrued expenses and other liabilities	49,290	34,580

Total liabilities	3,623,527	3,431,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 22,503,066 shares issued (June 30, 2004 - 22,253,084 shares)	22,503	22,253
Additional paid-in capital	127,121	125,206
Legal surplus	29,306	27,425
Retained earnings	112,930	101,723
Treasury stock, at cost, 242,854 shares (June 30, 2004 - 246,441 shares)	(4,482)	(4,578)
Accumulated other comprehensive loss, net of tax effect of $196 (June 30, 2004 - $4,148)	(40,514)	(45,362)

Total stockholders’ equity	314,864	294,667

Total liabilities and stockholders’ equity	$3,938,391	$3,725,695

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      (In thousands, except per share data)

	2004	2003
Interest income:
Loans	$13,289	$13,630
Mortgage-backed securities	28,469	22,353
Investment securities	3,123	1,343
Short term investments	66	39

Total interest income	44,947	37,365

Interest expense:
Deposits	6,518	7,540
Securities sold under agreements to repurchase	11,808	8,496
Other borrowed funds	2,051	1,927
Subordinated capital notes	917	505

Total interest expense	21,294	18,468

Net interest income	23,653	18,897
Provision for loan losses	700	1,340

Net interest income after provision for loan losses	22,953	17,557

Non-interest income:
Commissions and fees from brokerage, insurance and fiduciary activities	3,697	4,564
Banking service revenues	1,951	1,697
Net gain (loss) on sale and valuation of:
Mortgage banking activities	2,057	2,746
Securities available-for-sale	3,245	3,965
Derivatives activities	(570)	(52)
Trading securities	(2)	7
Other	26	16

Total non-interest income, net	10,404	12,943

Non-interest expenses:
Compensation and employees’ benefits	6,768	6,055
Occupancy and equipment	2,501	2,294
Advertising and business promotion	1,341	2,070
Professional and service fees	1,674	1,640
Communication	451	453
Loan servicing expenses	449	463
Taxes, other than payroll and income taxes	450	432
Electronic banking charges	490	385
Printing, postage, stationery and supplies	248	294
Insurance, including deposit insurance	198	195
Other	613	1,100

Total non-interest expenses	15,183	15,381

Income before income taxes	18,174	15,119
Income tax expense	(768)	(1,560)

Net income	17,406	13,559
Less: Dividends on preferred stock	(1,200)	(597)

Net income available to common shareholders	$16,206	$12,962

Income per common share:
Basic	$0.73	$0.67

Diluted	$0.71	$0.63

Average common shares outstanding	22,056	19,449
Average potential common share-options	756	1,115

	22,812	20,564

Cash dividends per share of common stock	$0.14	$0.13

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      (In thousands)

CHANGES IN STOCKHOLDERS’ EQUITY:	2004	2003
Preferred stock:
Balance at beginning of period	$68,000	$33,500
Issuance of preferred stock	—	34,500

Balance at end of period	68,000	68,000

Common stock:
Balance at beginning of period	22,253	19,684
Stock options exercised	250	200

Balance at end of period	22,503	19,884

Additional paid-in capital:
Balance at beginning of period	125,206	57,236
Stock options exercised	1,915	1,452
Preferred stock issuance costs	—	(1,401)

Balance at end of period	127,121	57,287

Legal surplus:
Balance at beginning of period	27,425	21,099
Transfer from retained earnings	1,881	1,324

Balance at end of period	29,306	22,423

Retained earnings:
Balance at beginning of period	101,723	106,358
Net income	17,406	13,559
Cash dividends declared on common stock	(3,118)	(2,505)
Cash dividends declared on preferred stock	(1,200)	(597)
Transfer to legal surplus	(1,881)	(1,324)

Balance at end of period	112,930	115,491

Treasury stock:
Balance at beginning of period	(4,578)	(35,888)
Stock used (purchased)	96	(394)

Balance at end of period	(4,482)	(36,282)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(45,362)	(309)
Other comprehensive income (loss), net of tax	4,848	(41,471)

Balance at end of period	(40,514)	(41,780)

Total stockholders’ equity	$314,864	$205,023

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      (In thousands)

COMPREHENSIVE INCOME	2004	2003
Net income	$17,406	$13,559

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$20,772	$(48,392)
Realized gains on investment securities available-for-sale included in net income	(3,245)	(3,965)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(16,886)	3,946
Realized loss on derivatives designated as cash flow hedges included in net income	4,403	4,203
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	—	164
Income tax effect related to unrealized loss (gain) on securities available-for-sale	(196)	2,573

Other comprehensive income (loss) for the period	4,848	(41,471)

Comprehensive income (loss)	$22,254	$(27,912)

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      (In thousands)

	2004	2003
Cash flows from operating activities:
Net income	$17,406	$13,559

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(915)	(797)
Amortization of premiums and accretion of discounts on investment securities, net	2,542	4,805
Depreciation and amortization of premises and equipment	1,347	1,138
Deferred income tax expense (benefit)	(24)	437
Provision for loan losses	700	1,340
Loss (gain) on:
Sale of securities available-for-sale	(3,245)	(3,965)
Mortgage banking activities	(2,057)	(2,746)
Derivatives activities	570	52
Originations of loans held-for-sale	(26,346)	(105,366)
Proceeds from sale of loans held-for-sale	11,143	74,756
Net decrease (increase) in:
Trading securities	520	(1,117)
Accrued interest receivable	56	88
Other assets	(58)	(1,596)
Net increase in:
Accrued interest on deposits and borrowings	3,934	2,443
Other liabilities	1,844	1,322

Total adjustments	(9,989)	(29,206)

Net cash provided by (used in) operating activities	7,417	(15,647)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(679,028)	(549,456)
Investment securities held-to-maturity	(25,395)	(51,091)
Net purchases of equity options	(475)	(620)
Maturities and redemptions of:
Investment securities available-for-sale	57,525	245,541
Investment securities held-to-maturity	49,559	7,931
Proceeds from sale of:
Investment securities available-for-sale	522,394	104,684
Foreclosed real estate	390	—
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(125,944)	(12,887)
Principal repayment of loans	44,622	50,536
Additions to premises and equipment	(669)	(2,591)

Net cash used in investing activities	(157,021)	(207,953)

Cash flows from financing activities:
Net increase in:
Deposits	15,139	(36,719)
Securities sold under agreements to repurchase	205,475	42,483
Proceeds from:
Advances from FHLB	28,500	257,200
Exercise of stock options	2,165	1,652
Repayments of advances from FHLB	(28,500)	(81,200)
Issuance of subordinated capital notes	—	33,960
Issuance of preferred stock, net	—	33,099
Common stock purchased	—	(394)
Dividends paid	(4,283)	(3,073)

Net cash provided by financing activities	218,496	247,008

Net increase in cash and cash equivalents	68,892	23,408
Cash and cash equivalents at beginning of period	17,031	17,097

Cash and cash equivalents at end of period	$85,923	$40,505

Cash and cash equivalents include:
Cash and due from banks	$11,321	$9,155
Short term investments	74,602	31,350

	$85,923	$40,505

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$17,360	$16,009

Income taxes paid	$—	$1,800

Real estate loans securitized into mortgage-backed securities	$15,238	$31,111

Investment securities available-for-sale transferred to held-to-maturity	$60,460	$856,037

Accrued dividend payable	$3,116	$2,501

Other comprehensive income (loss) for the period	$4,848	$(41,471)

Securities sold but not yet delivered	$23,369	$156,487

Securities purchased but not yet received	$53,300	$50,520

Transfer from loans to foreclosed real estate	$481	$85

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments necessary, to present fairly the consolidated financial condition as of September 30, 2004 and June 30, 2004, and the results of operations and cash flows for the three-month periods ended September 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2004 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the three-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2004, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services through the following subsidiaries: Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc., Caribbean Pension Consultants, Inc.

The main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.

The Bank operates through twenty-three branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits through the Savings Association Insurance Fund (SAIF), up to $100,000 per depositor. The Bank operates an international banking entity (“IBE”), which is a unit of the Bank, named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new IBE, named Oriental International Bank Inc., as a wholly owned subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of O.B.T. International Bank to the new IBE subsidiary. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico. The Bank also has a wholly-owned subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), which is currently not in operation.

Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Significant Accounting Policies

The consolidated financial statements of the Group are prepared in accordance with GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Certain financial instruments including derivatives, hedged items, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income (loss) or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.

•	Impairment of Investment Securities

The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the investees repayment ability on its bond obligations and its cash and capital generation ability.

•	Income Taxes

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

Stock Option Plans

At September 30, 2004, the Group had four stock-based employee compensation plans: the 1988, 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange or shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number of kind of shares or securities stock options vest upon completion of specified years to service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted during the three-month periods ended September 30, 2004 and 2003 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions:

	Three-month period ended
	September 30,
(In thousands, except for per share data)	2004	2003
Net income, as reported	$17,406	$13,559
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	360	332

Pro forma net income	$17,046	$13,227

Earning per share:
Basic - as reported	$0.73	$0.67

Basic - pro forma	$0.72	$0.65

Diluted - as reported	$0.71	$0.63

Diluted - pro forma	$0.69	$0.61

The fair value of each option granted during the three-month periods ended September 30, 2004 and 2003 was $7.75 and $6.85 per option, respectively, as adjusted for the stock dividend effected on January 15, 2004. The fair value of each option granted during the three-month periods ended September 30, 2004 and 2003 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

The following assumptions were used in estimating the fair value of the options granted:

(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 29.3% for options granted in the three-months ended September 30, 2004 (2003 – 32.8%).

(3)	The expected weighted average dividend yield was 2.15% for options granted in the three-months ended September 30, 2004 (2003 – 2.58%), after giving retroactive effect to the 10% stock dividend effected on January 15, 2004.

(4)	The weighted average risk-free interest rate was 4.00% for options granted in the three-months ended September 30, 2004 (2003 – 3.94%).

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At September 30, 2004 and June 30, 2004 the Group’s short term investments were comprised of:

	( In thousands)
	September 30,	June 30,
	2004	2004
Securities purchased under agreements to resell	$60,188	$—
Money market accounts and other short-term investments	5,714	5,547
Time deposits with other banks	8,700	2,200

Total Short Term Investments	$74,602	$7,747

Trading Securities

A summary of trading securities owned by the Group at September 30, 2004 and June 30, 2004 is as follows:

	(In thousands)
	September 30, 2004	June 30, 2004
P.R. Government and agency obligations	$21	$538
Mortgage-backed securities	33	36

Total trading securities	$54	$574

As of September 30, 2004, the Group’s trading portfolio weighted average yield was 6.69% (June 30, 2004 – 5.81%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2004 and June 30, 2004, were as follows:

	September 30, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$330,287	$—	$1,288	$328,999	3.42%
Puerto Rico Government and agency obligations	49,487	2,025	113	51,399	5.68%
Other debt securities	14,480	1,353	33	15,800	6.23%

Total investment securities	394,254	3,378	1,434	396,198	3.80%

FNMA and FHLMC certificates	837,293	5,559	716	842,136	4.41%
GNMA certificates	105,991	258	736	105,513	3.70%
Collateralized mortgage obligations (CMOs)	236,062	1,401	1,289	236,174	4.57%

Total mortgage-backed-securities	1,179,346	7,218	2,741	1,183,823	4.37%

Total securities available-for-sale	$1,573,600	$10,596	$4,175	$1,580,021	4.23%

Held-to-maturity
US Treasury securities	$60,428	$—	$128	60,300	2.47%
Puerto Rico Government and agency obligations	62,097	111	2,000	60,208	5.33%

Total investment securities	122,525	111	2,128	120,508	3.92%

FNMA and FHLMC certificates	889,867	12,804	1,404	901,267	5.06%
GNMA certificates	306,784	4,594	414	310,964	5.11%

Total mortgage-backed-securities	1,196,651	17,398	1,818	1,212,231	5.07%

Total securities held-to-maturity	1,319,176	17,509	3,946	1,332,739	4.96%

Total	$2,892,776	$28,105	$8,121	$2,912,760	4.60%

	June 30, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$208,485	$406	$1,914	$206,977	3.43%
Puerto Rico Government and agency obligations	51,990	1,418	197	53,211	5.79%
Other debt securities	19,350	1,286	—	20,636	6.83%

Total investment securities	279,825	3,110	2,111	280,824

FNMA and FHLMC certificates	936,710	3,330	6,736	933,304	4.39%
GNMA certificates	88,409	247	2,059	86,597	3.82%
Collateralized mortgage obligations (CMOs)	228,201	976	2,495	226,682	5.09%

Total mortgage-backed-securities	1,253,320	4,553	11,290	1,246,583

Total securities available-for-sale	$1,533,145	$7,663	$13,401	$1,527,407	4.39%

Held-to-maturity
Puerto Rico Government and agency obligations	62,097	—	1,437	60,660	5.33%

Total investment securities	62,097	—	1,437	60,660

FNMA and FHLMC certificates	897,119	725	5,406	892,438	5.07%
GNMA certificates	323,646	483	1,693	322,436	5.10%

Total mortgage-backed-securities	1,220,765	1,208	7,099	1,214,874

Total securities held-to-maturity	1,282,862	1,208	8,536	1,275,534	5.09%

Total	$2,816,007	$8,871	$21,937	$2,802,941	4.74%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2004, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities
Due within one year	$1,500	$1,500	$—	$—
Due after 1 to 5 years	248,769	248,524	60,428	60,300
Due after 5 to 10 years	104,985	105,012	—	—
Due after 10 years	39,000	41,162	62,097	60,208

	394,254	396,198	122,525	120,508

Mortgage-backed securities
Due after 1 to 5 years	375	399	—	—
Due after 5 to 10 years	15,276	15,367	—	—
Due after 10 years	1,163,695	1,168,057	1,196,651	1,212,231

	1,179,346	1,183,823	1,196,651	1,212,231

	$1,573,600	$1,580,021	$1,319,176	$1,332,739

Proceeds from the sale of investment securities available-for-sale during the three-month period ended September 30, 2004 totaled $498,451,000 (2003 - $259,277,000). Gross realized gains and losses on those sales during the three-month period ended September 30, 2004 were $5,175,000 and $1,930,000 respectively, (2003 – $4,835,000 and $870,000, respectively). During the quarter ended September 30, 2004 and the fiscal year ended June 30, 2004, the Group’s management reclassified, at fair value, $60,460,000 and $1,114,424,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. Unrealized losses on those securities transferred to held-to-maturity category amounted to $22.2 million at September 30, 2004, and are included as part of the accumulated other comprehensive loss in the unaudited consolidated statement of financial condition. These unrealized losses are amortized over the remaining life of the securities as a yield adjustment.

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$300,318	$(813)	$299,505
Puerto Rico Government and agency obligations	2,690	(90)	2,600
Other debt securities	62	(33)	29
Mortgage-backed-securities	381,918	(2,741)	379,177

	684,988	(3,677)	681,311

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	29,969	(475)	29,494
Puerto Rico Government and agency obligations	1,499	(23)	1,476

	31,468	(498)	30,970

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	330,287	(1,288)	328,999
Puerto Rico Government and agency obligations	4,189	(113)	4,076
Other debt securities	62	(33)	29
Mortgage-backed-securities	381,918	(2,741)	379,177

	$716,456	$(4,175)	$712,281

Held-to-maturity
(In thousands)

	Total - Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$60,428	$(128)	$60,300
Puerto Rico Government and agency obligations	52,133	(2,000)	50,133
Mortgage-backed-securities	153,567	(1,818)	151,749

	$266,128	$(3,946)	$262,182

Securities in an unrealized loss position at September 30, 2004 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at September 30, 2004 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activity is mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2004 and June 30, 2004 was as follows:

	(In thousands)
	September 30, 2004	June 30, 2004
Residential mortgage loans	$656,001	$586,498
Home equity loans and secured personal loans	62,656	70,183
Commercial loans, mainly secured by real estate	98,813	81,846
Consumer loans	21,532	18,510

Loans receivable, gross	839,002	757,037
Less: deferred loan fees, net	(10,845)	(11,842)

Loans receivable	828,157	745,195
Allowance for loan losses	(7,860)	(7,553)

Loans receivable, net	820,297	737,642
Mortgage loans held for sale	5,968	5,814

Total loans, net	$826,265	$743,456

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the three-month periods ended September 30, 2004 and 2003.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2004 and June 30, 2004, the total investment in impaired commercial loans was $460,983 and $714,912, respectively. The impaired commercial loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for the three-month period ended September 30, 2004 amounted to $503,290.

NOTE 4 - PLEDGED ASSETS:

At September 30, 2004, investment securities and residential mortgage loans with a carrying value of $2,445,000,000 and $457,418,000, respectively, were pledged to secure public fund deposits, securities sold under agreements to repurchase, letters of credit, advances from the Federal Home Loan Bank of New York, term notes and interest rate swap agreements. As of September 30, 2004, investment securities available-for-sale and held-to-maturity not pledged amounted to $381,412,000 and $81,432,000 respectively. As of September 30, 2004, mortgage loans not pledged amounted to $204,551,000.

NOTE 5 – OTHER ASSETS

Other assets at September 30, 2004 and June 30, 2004 include the following:

	(In thousands)
	September 30, 2004	June 30, 2004
Investment in equity options	$14,340	$16,536
Deferred charges	4,521	4,786
Prepaid expenses	2,888	2,507
Accounts receivable and other assets	4,911	4,969
Investment in Statutory Trusts	2,170	2,170
Goodwill	2,021	2,021

	$30,851	$32,989

NOTE 6 – SUBORDINATED CAPITAL NOTES

Subordinated capital notes amounted to $72,166,000 at September 30, 2004 and June 30, 2004.

In October 2001 and August 2003, the Statutory Trust I and the Statutory Trust II, respectively, subsidiaries of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35 million of trust redeemable preferred securities were issued by the Statutory Trust I and by the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 360 basis points (5.62% at September 30, 2004 and 5.20% at June 30, 2004) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 295 basis points (4.97% at September 30, 2004 and 4.55% at June 30, 2004), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes.

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

NOTE 7 – OTHER BORROWINGS

At September 30, 2004, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase (“reverse repurchase agreements”) at September 30, 2004 mature as follows: within 30 days – $1,575,400,000; and between 31 to 90 days – $525,940,000.

At September 30, 2004, the contractual maturities of advances from the FHLB and term notes by fiscal year are as follows:

Year Ending June 30,	Advances from FHLB	Term Notes
2006	$75,000	$—
2007	175,000	15,000
2010	50,000	—

	$300,000	$15,000

NOTE 8 – DERIVATIVES ACTIVITIES

The Group utilizes various derivative instruments for hedging purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group.

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

The Group’s swaps, excluding those used to manage exposure to the stock market outstanding and their terms at September 30, 2004 and June 30, 2004 are set forth in the table below:

	(Dollars in thousands)
	September 30,	June 30,
	2004	2004
Swaps:
Pay fixed swaps notional amount	$935,000	$900,000
Weighted average pay rate – fixed	3.45%	3.47%
Weighted average receive rate – floating	1.76%	1.25%
Maturity in months	1 to 73	3 to 76
Floating rate as a percent of LIBOR	100%	100%

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor receives a specified percentage of the average increase of the month-end value of the index. If the index decreases, the depositor receives the principal invested without any interest. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. Under the term of the swap agreements, the Group receives the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of September 30, 2004 and June 30, 2004 is as follows:

	Notional Amount
	(In thousands)
	September 30,	June 30,
Type of Contract:	2004	2004
Cash Flows Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreement to repurchase	$900,000	$900,000
Subordinated capital notes	35,000	—

	$935,000	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$228,875	$227,260
Embedded options on stock indexed deposits	219,740	218,884

	$448,615	$446,144

During the three-month periods ended September 30, 2004 and 2003, $570,000 and $52,000, respectively, of losses were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. During the three-month periods ended September 30, 2004 and 2003, unrealized losses totaling $16.9 million and unrealized gains totaling $3.9 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $509,000 and $18,000 was charged to earnings during the three-month periods ended September 30, 2004 and 2003, respectively.

At September 30, 2004 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $22.3 million and $13.8 million, respectively, presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $14.3 million and $16.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.8 million and $16.2 million, respectively, recorded in deposits.

NOTE 9 – STOCKHOLDERS’ EQUITY TRANSACTIONS:

Common Stock

In February 2004, the Group filed a registration statement with the SEC for an offering of 2,565,000 shares of common stock. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement was declared effective by the SEC on March 3, 2004.

On March 20, 2004, the underwriters exercised their options to purchase from the Group and the selling stockholders an aggregate of 384,750 shares of the Group’s common stock to cover over-allotments (255,000 of these shares were purchased from the Group and 129,750 from the three selling stockholders of the Group). Following such exercise, the total offering was for 2,949,750 shares at a public offering price of $28.00 per share, consisting of 1,955,000 shares offered by the Group and an aggregate of 994,750 shares by the three selling stockholders of the Group. Proceeds to the Group from the issuance of common stock were approximately $51,560,000, net of $3,180,000 of issuance costs.

Stock Dividend

On November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purposes of the computation of income per common share, cash dividend and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying unaudited consolidated financial statements.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program superseded the ongoing repurchase program established earlier. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The Group makes such repurchases from time to time, in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The Group repurchased 15,800 shares of its common stock, for $394,000, during the three-month period ended September 30, 2003. No repurchases were made during the three-month period ended September 30, 2004.

NOTE 10 – SEGMENT REPORTING:

The Group segregates its businesses into the following major reportable segments: Banking, Treasury and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The mortgage banking activities are carried out by the Bank’s mortgage banking division, which principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using another institution as issuer. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

The Treasury segment encompasses all of the Group’s assets and liability management activities such as: purchases and sales of investment securities, interest rate risk management and funding derivatives and borrowings.

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

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant

Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended September 30, 2004 and 2003:

Unaudited - quarters ended September 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
September 30, 2004
Interest income	$13,290	$31,650	$7	$44,947	—	$44,947
Interest expense	(3,561)	(17,733)	—	(21,294)	—	(21,294)

Net interest income	9,729	13,917	7	23,653	—	23,653
Non-interest income	4,213	2,676	3,515	10,404	—	10,404
Non-interest expenses	(10,416)	(1,055)	(3,712)	(15,183)	—	(15,183)
Intersegment revenue	718	—	—	718	(718)	(0)
Intersegment expense	—	(103)	(615)	(718)	718	0
Provision for loan losses	(700)	—	—	(700)		(700)

Income before income taxes	$3,544	$15,435	$(805)	$18,174	$—	$18,174

Total assets as of September 30, 2004	$368,578	$3,739,825	$15,054	$4,123,457	$(185,066)	$3,938,391

September 30, 2003
Interest income	$13,623	$23,717	$25	$37,365	$—	$37,365
Interest expense	(4,381)	(14,087)	—	(18,468)	—	(18,468)

Net interest income	9,242	9,630	25	18,897	—	18,897
Non-interest income	4,433	3,913	4,597	12,943		12,943
Non-interest expenses	(11,407)	(741)	(3,233)	(15,381)		(15,381)
Intersegment revenue	715	—	—	715	(715)	—
Intersegment expense	—	(92)	(623)	(715)	715	—
Provision for loan losses	(1,340)	—	—	(1,340)	—	(1,340)

Income before income taxes	$1,643	$12,710	$765	$15,118	$—	$15,119

Total assets as of September 30, 2003	$800,737	$2,560,978	$10,433	$3,372,148	$(217,058)	$3,155,090

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS:

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

EITF 03-1 is effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. On September 8, 2004, the Financial Accounting Standard Board (“FASB”) decided to issue two new proposed FASB

Staff Positions (“FSP”) related to the application of paragraph 16 of the EITF 03-1.The first FSP would provide the implementation guidance for securities subject to paragraph 16 of EITF 03-1 and the second one which would delay the effective date for the application guidance of such paragraph indefinitely until the first FSP is finalized and approved. On September 30, 2004, the FASB voted unanimously to expand the scope of the deferral to include paragraphs 10 through 20 of the EITF 03-1(i.e., steps 2 and 3 of the impairment model). The FASB emphasized that the guidance in paragraphs 6 through 9 of EITF 03-1 (step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions provided in the EITF 03-01. The implementation of EITF 03-1 is not expected to have a significant effect on the Group’s financial condition.

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
      (In thousands, except for per shares information)

EARNINGS, PER SHARE AND DIVIDENDS DATA	2004	2003	Variance %
Interest income	$44,947	$37,365	20.3%
Interest expense	(21,294)	(18,468)	15.3%

Net interest income	23,653	18,897	25.2%
Provision for loan losses	700	1,340	-47.8%

Net interest income after provision for loan losses	22,953	17,557	30.7%
Non-interest income	10,404	12,943	-19.6%
Non-interest expenses	(15,183)	(15,381)	-1.3%

Income before income taxes	18,174	15,119	20.2%
Income tax expense	(768)	(1,560)	-50.8%

Net income	17,406	13,559	28.4%
Less: dividends on preferred stock	(1,200)	(597)	101.0%

Net income available to common shareholders	$16,206	$12,962	25.0%

Income per common share (1):
Basic	$0.73	$0.67	9.0%

Diluted	$0.71	$0.63	12.7%

Average shares and potential shares (1)	22,812	20,565	10.9%

Book value per common share (1)	$11.09	$6.98	58.9%

Market price at end of period (1)	$27.06	$22.06	22.7%

Cash dividends declared per common share (1)	$0.14	$0.13	10.0%

Cash dividends declared on common shares	$3,118	$2,505	24.5%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION
Return on average assets (ROA)	1.84%	1.74%

Return on average common equity (ROE)	27.60%	30.34%

Efficiency ratio	48.42%	55.12%

Expense ratio	0.83%	0.88%

Interest rate spread	2.46%	2.56%

Number of financial centers	23	23

(1)	Data adjusted to give retroactive effect to stock dividends declared on the Group’s common stock.

PERIOD END BALANCES AND CAPITAL RATIOS
AS OF SEPTEMBER 30, 2004 and JUNE 30, 2004

	September 30,	June 30,
	2004	2004	Variance %
Total financial assets
Trust assets managed	$1,625,275	$1,670,651	-2.7%
Broker-dealer assets gathered	1,051,557	1,051,812	0.0%

Assets managed	2,676,832	2,722,463	-1.7%
Assets owned	3,938,391	3,725,695	5.7%

Total financial assets managed and owned	$6,615,223	$6,448,158	2.6%

Investments and loans
Investments and securities	$3,002,013	$2,846,750	5.5%
Loans (including loans held-for-sale), net	826,265	743,456	11.1%
Securities sold but not yet delivered	23,369	47,312	-50.6%

	$3,851,647	$3,637,518	5.9%

Deposits and borrowings
Deposits	$1,032,431	$1,024,349	0.8%
Securities sold under agreements to repurchase	2,101,340	1,895,865	10.8%
Other borrowings	387,166	387,166	0.0%
Securities purchased but not yet delivered	53,300	89,068	-40.2%

	$3,574,237	$3,396,448	5.2%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	246,864	226,667	8.9%

	$314,864	$294,667	6.9%

Capital Ratios:
Leverage capital	11.18%	11.24%

Tier 1 risk-based capital	37.87%	37.91%

Total risk-based capital	38.58%	38.61%

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

Net Income

For the quarter ended September 30, 2004, net income was $16.2 million, an increase of 25.0% from the $13.0 million reported in the quarter ended September 30, 2003. Earnings per diluted share increased to $0.71, up 12.7% from $0.63. Earnings per share reflected 10.9% more average shares outstanding in the September 2004 quarter, as a result of the Group’s March 2004 secondary offering of 1,995,000 common shares, which raised $51.6 million (net of expenses), and dividends paid on the Series B Preferred Stock issued in September 2003, which raised $33.1 million (net of expenses). Excluding the effect of the new shares and the new preferred dividend, earnings per share, compared to the year-ago period, would have been $0.18 higher or 28.6% greater.

Return on Assets & Common Equity

Return on assets (ROA) for the quarter ended September 30, 2004 increased to 1.84% from 1.74% in the prior year comparable quarter. Return on common equity (ROE) for the quarter ended September 30, 2004 decreased to 27.60% from 30.34% for the prior year comparable quarter reflecting a 53.6% increase in stockholders’ equity to $314.8 million, or $11.09 per share.

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses increased 30.7% for the quarter ended September 30, 2004, reaching $22.9 million, compared with $17.6 million for the same period in the previous fiscal year. Results benefited from a larger volume of interest earning assets (investment and loans) partially offset by lower average yields.

Interest income for the quarter increased 20.3%, from $44.9 million compared to $37.4 million in the year ago quarter, while interest expense increased 15.3%, to $21.3 million, compared to $18.5 million. Interest income reflected a 23.96% increase in the average volume of investments and loans, to $3.588 billion, with an average yield of 5.01% during the quarter, compared to $2.895 billion, with an average yield of 5.16%, a year ago. Interest expense reflected cost of funds of 2.55%, compared to 2.60% last year, on a 35.5% increase in wholesale sources and a 2.6% increase in retail sources. Interest rate margin increased to 2.64%, compared to 2.61% in the year ago quarter.

Non-Interest Income

Non-interest income totaled $10.4 million in the quarter ended September 30, 2004, compared with $12.9 million in the same fiscal 2003 quarter, a decrease of 19.6%. Performance in the quarter reflects increases in banking service revenues and decreases in revenues from financial services, mortgage banking activities and securities, derivatives and trading activities.

Banking service revenues rose 15.0%, to $2.0 million compared to $1.7 million last year, reflecting increased fees on deposit accounts, bank service charges and commissions, and the success of the Group’s product and service marketing programs.

Financial service revenues declined $0.9 million, to $3.7 million, compared to the first quarter of fiscal 2004, which benefited from investment banking and related brokerage fees associated with a bond offering. Mortgage banking revenues declined approximately $0.7 million, to $2.1 million.

Securities, derivatives and trading activities declined approximately $1.2 million, to $2.7 million, compared to the first quarter of fiscal 2004. This reflects the Group’s strategy, in a rising rate environment, of increasing interest income from investment securities and loans, as compared to gains on the sale of securities.

Non-Interest Expenses

For the quarter ended September 30, 2004, non-interest expenses decreased 1.3%, to $15.2 million as compared to $15.4 million in the quarter ended September 30, 2003. The decrease was the result of selected cost-savings in advertising and business promotion, in order to maintain total non-interest expenses at an annual level comparable to last year. As a result, the efficiency ratio improved to 48.42% when compared to 55.12% in the first quarter of fiscal 2004.

Income Tax Expense

The Group recognized a provision for income taxes of $768,000 for the quarter ended September 30, 2004, compared with a provision of $1.6 million for the same period of the previous fiscal year. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code of 1994 as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.

Total Group Financial Assets Managed and Owned

Group’s Financial Assets

The Group’s total financial assets include owned assets and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At September 30, 2004, they reached $6.615 billion, an increase of 2.6% compared to $6.448 billion at June 30, 2004. The increase was largely due to an increase of 5.7% in owned assets, when compared to June 30, 2004, partially offset by a 1.7% decrease in assets managed by the trust and broker-dealer when compared to June 30, 2004. Owned assets, the Group’s largest financial assets component, are approximately 98% owned by the Group’s banking subsidiary. For more on this financial asset component, refer to “Group’s Assets” under “Financial Condition” herein above.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc (“CPC”). manages the administration of private pension plans. At September 30, 2004, total assets managed by the Group’s trust division and CPC amounted to $1.625 billion, 2.7% less than the $1.671 billion reported at June 30, 2004. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At September 30, 2004, total assets gathered by the securities broker-dealer from its customer investment accounts, remained approximately level at $1.051 billion compared to June 30, 2004. Both financial asset components reflect the investment market conditions over the last 12 months.

Interest Earning Assets

The investment portfolio amounted to $3.002 billion as of September 30, 2004, a 5.5% increase, compared to $2.846 billion as of June 30, 2004, while the loan portfolio increased 11.1% to $826.3 million as of September 30, 2004, compared to $743.5 million as of June 30, 2004. The increase in the size of the investment portfolio reflects purchases of shorter-term triple-A government agency paper and general obligation bonds, as opposed to mortgage-backed securities, for both available-for-sale and held-to-maturity accounts. As of September 30, 2004, available-for-sale and held-to-maturity represented 53% and 44% of the portfolio, respectively, similar to percentages at June 30, 2004.

The increase in the size of the loan portfolio reflects increased loan production and a new strategy of purchasing high-quality, variable rate mortgages. Commercial loan production increased by 280.1%, to $23.7 million from $6.2 million in the year ago quarter. Consumer loan production increased by 259.2%, to $5.1 million from $1.4 million in the year ago quarter. Purchases of $69.1 million variable rate mortgage loans and a mortgage production of $54.4 million drove the increase in the mortgage loans portfolio.

Interest Bearing Liabilities

Deposits increased 0.8% from $1.024 billion as of June 30, 2004, to $1.032 billion as of September 30, 2004. This performance reflects the Group’s strategy of focusing on attracting longer-term checking, savings and IRA deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to service their needs, rather than bidding for deposits based on rates. Total borrowings as of September 30, 2004 reached $2.488 billion, a 9.0% increase when compared to $2.283 billion as of June 30, 2004. This performance reflects the Group’s strategy of using borrowings coupled with interest rate swaps as a cost effective source to fund the growth of interest earning assets and to fix these costs over multi-year periods.

Stockholders’ Equity

Stockholders’ equity as of September 30, 2004, was $314.9 million, a 7.0% increase from $294.7 million as of June 30, 2004. This increase reflects the impact of earnings retention and the increase in unrealized gains on the securities available-for-sale portfolio from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005.

Dividends

During the quarter ended September 30, 2004, the Group declared $3.1 million in cash dividends, a 24.5% increase when compared to $2.5 million declared for the same period a year ago.

TABLE 1 - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER, 2004 AND 2003
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2004	2003*	in %	2004	2003*	in BP	2004	2003*	in %
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$44,947	$37,365	20.3%	5.01%	5.16%	-15	$3,588,468	$2,894,965	23.96%
Tax equivalent adjustment	10,071	12,706	-20.7%	1.12%	1.76%	-64	—	—	0.00%

Interest-earning assets — tax equivalent	55,018	50,071	9.9%	6.13%	6.92%	-79	3,588,468	2,894,965	23.96%
Interest-bearing liabilities	21,294	18,468	15.3%	2.55%	2.60%	-5	3,342,608	2,840,013	17.70%

Tax equivalent net interest income / spread	$33,724	$31,603	6.7%	3.58%	4.32%	-74	$245,860	$54,952	347.41%

Tax equivalent interest rate margin				3.76%	4.37%	-61

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$32,055	$24,086	33.1%	4.62%	4.48%	14	$2,777,381	$2,150,496	29.15%
Investment management fees	(465)	(394)	18.0%	-0.07%	-0.07%	0	—	—	0.00%

Total investment securities	31,590	23,692	33.3%	4.55%	4.41%	14	2,777,381	2,150,496	29.15%
Trading securities	2	4	-50.0%	2.86%	1.34%	152	280	1,195	-76.57%
Money market investments	66	39	69.2%	1.19%	1.76%	-57	22,116	8,857	149.70%

	31,658	23,735	33.4%	4.52%	4.39%	13	2,799,777	2,160,548	29.59%

Loans:
Real estate (1)	11,322	12,318	-8.1%	6.68%	7.34%	-66	678,460	671,163	1.09%
Commercial	1,458	674	116.3%	6.44%	6.13%	31	90,596	43,954	106.12%
Consumer	509	638	-20.2%	10.37%	13.22%	-285	19,635	19,300	1.74%

	13,289	13,630	-2.5%	6.74%	7.42%	-68	788,691	734,417	7.39%

	44,947	37,365	20.3%	5.01%	5.16%	-15	3,588,468	2,894,965	23.96%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	49,702	62,230	-20.13%
Now Accounts	211	161	31.1%	1.05%	0.94%	11	80,404	68,192	17.91%
Savings	231	224	3.1%	1.03%	1.03%	0	89,956	87,223	3.13%
Certificates of Deposit	6,076	7,155	-15.1%	3.08%	3.62%	-54	789,280	789,661	-0.05%

	6,518	7,540	-13.6%	2.58%	2.99%	-41	1,009,342	1,007,306	0.20%

Borrowings:
Repurchase agreements	7,264	4,184	73.6%	1.50%	1.12%	38	1,935,574	1,490,465	29.86%
Interest rate risk management	4,402	4,203	4.7%	0.91%	1.13%	-22	—	—	0.00%
Financing fees	142	109	30.3%	0.03%	0.03%	0	—	—	0.00%

Total repurchase agreements	11,808	8,496	39.0%	2.44%	2.28%	16	1,935,574	1,490,465	29.86%
FHLB advances	1,997	1,891	5.6%	2.57%	2.65%	-8	310,526	285,668	8.70%
Subordinated capital notes	917	505	81.6%	5.08%	4.86%	22	72,166	41,574	73.58%
Term notes	54	36	50.0%	1.44%	0.96%	48	15,000	15,000	0.00%

	14,776	10,928	35.2%	2.53%	2.39%	14	2,333,266	1,832,707	27.31%

	21,294	18,468	15.3%	2.55%	2.60%	-5	3,342,608	2,840,013	17.70%

Net interest income / spread	$23,653	$18,897	25.2%	2.46%	2.56%	-10

Interest rate margin				2.64%	2.61%	3

Excess of average interest-earning assets over average interest-bearing liabilities							$245,860	$54,952	347.41%

Average interest-earning assets over average interest-bearing liabilities ratio							107.36%	101.93%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Investments	$29,002	$(21,079)	$7,923
Loans (1)	3,864	(4,205)	(341)

	32,866	(25,284)	7,582

Interest Expense:
Deposits	61	(1,083)	(1,022)
Repurchase agreements	9,217	(5,905)	3,312
Other borrowings	1,691	(1,155)	536

	10,969	(8,143)	2,826

Net Interest Income	$21,897	$(17,141)	$4,756

* Certain adjustments were made to conform figures to current period presentation.

(1) - Real estate averages include loans held-for-sale.

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Typically, bank liabilities reprice in tandem with changes in short-term rates, while many asset positions are influenced by longer-term rates. The Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the quarter ended September 30, 2004, net interest income amounted to $23.7 million, a 25.2% increase from $18.9 million in the same period of the previous fiscal year. The increase was due to a positive volume variance of $21.9 million, partially offset by a negative rate variance of $17.1 million. Interest rate spread dropped 10 basis points, to 2.46% from 2.56% in the first quarter of fiscal 2004. This was due principally to a decrease of 15 basis points in the combined average yield of investments and loans, partially offset by a 5 basis point decline in the average cost of funds.

For the quarter ended September 30, 2004, interest income totaled $44.9 million, a 20.3% increase from $37.4 million in the same period of the previous fiscal year. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. For the quarter ended September 30, 2004, the average balance of total interest-earning assets grew 24.0%, to $3.588 billion versus $2.895 billion for the same period of the previous fiscal year, with the increase concentrated in both the investment and loan portfolios.

The average balance of investments increased by 29.59%, to $2.800 billion for the quarter ended September 30, 2004 from $2.161 billion for the same period a year ago. The average balance of total loans grew by 7.39%, to $788.7 million for the quarter ended September 30, 2004 from $734.4 million for the quarter ended September 30, 2003. Most of the increase comes from the commercial loans portfolio average balance, which increased by 106.12%, to $90.6 million for the quarter ended September 30, 2004 from $43.9 million for the quarter ended September 30, 2003. The increase in commercial loans reflects the success of the Group’s expanded commercial lending effort launched in fiscal 2004. Most of the Group’s commercial loans are secured by real estate.

For the quarter ended September 30, 2004, the average yield on interest-earning assets was 5.01%, 15 basis points lower than the 5.16% reported in the same period a year ago. The decline in the average yield was primarily due to a decrease on the yield of the loan portfolio, 6.74% for the first quarter ended September 30, 2004, versus 7.42% for the corresponding period of the previous fiscal year. The decrease in the yield of the loan portfolio is due to the prepayments of higher rate mortgage loans, purchases of $69.1 million in variable rate mortgage loans during this quarter which have lower yields than the fixed rate mortgage loans and consumer loans promotional campaigns.

For the quarter ended September 30, 2004, interest expense increased 15.3%, to $21.3 million from $18.5 million for the year ago quarter. A positive volume variance of $11.0 million partially offset by interest rate variance accounted for this increase as average borrowing balances increased 27.31% to $2.333 billion when compared to $1.833 billion for the same period of the previous fiscal year.

Higher average balances of repurchase agreements, Federal Home Loan Bank of New York (“FHLB”) advances and subordinated capital notes were used to fund the growth of the Group’s loan and investment portfolios, which resulted in both the increase in the average interest-bearing liabilities and the increase in costs of borrowings in the quarter versus the comparable year ago period.

For the quarter ended September 30, 2004, the cost of deposits decreased 41 basis points to 2.58% as compared to 2.99% in the year ago quarter. The decline in the cost of deposits was primarily due to management’s decision to reduce the use of higher- cost retail certificates of deposit in favor of lower-cost borrowings coupled with interest rate swaps as a cost effective source to fund the growth of interest earning assets and to fix these costs over multi-year periods. The cost of FHLB advances decreased 8 basis points (to 2.57% versus 2.65% for the quarter ended September 30, 2003); term notes and subordinated capital notes increased 48 and 22 basis points respectively (to 1.44% and 5.08%, versus 0.96% and 4.86% for the quarter ended September 30, 2003, respectively); and repurchase agreements increased 16 basis points (to 2.44% from 2.28% for the quarter ended September 30, 2003), reflecting the effect of rates increases by the Board of Governors of the Federal Reserve System.

TABLE 2 - NON-INTEREST INCOME SUMMARY

FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
      (Dollars in thousands)

	2004	2003	Variance %
Mortgage banking activities	$2,057	$2,746	-25.1%
Commissions and fees from fiduciary activities	2,028	2,159	-6.1%
Commissions and fees from brokerage and insurance activities	1,669	2,405	-30.6%

Non-banking service revenues	5,754	7,310	-21.3%

Fees on deposit accounts	1,245	1,194	4.3%
Bank service charges and commissions	567	458	23.8%
Other operating revenues	139	45	208.9%

Bank service revenues	1,951	1,697	15.0%

Securities net activity	3,245	3,965	-18.2%
Derivatives net activity	(570)	(52)	996.2%
Trading net activity	(2)	7	-128.6%

Securities, derivatives and trading activities	2,673	3,920	-31.8%

Other non-interest income	26	16	62.5%

Total non-interest income	$10,404	$12,943	-19.6%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the broker-dealer subsidiary, investment banking, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

Non-interest income totaled $10.4 million in the quarter ended September 30, 2004, a 19.6% decline compared to $12.9 million in the same quarter of the previous fiscal year. Performance in the quarter reflects increases in banking service revenues and decreases in non-banking service revenues and securities, derivatives and trading activities.

Non-banking service revenues, generated from trust, mortgage banking, brokerage and insurance activities, are one of the principal components of non-interest income. For the quarter ended September 30, 2004, these revenues decreased 21.3% to $5.8 million, from $7.3 million for the year ago quarter. Brokerage and insurance commissions declined 30.6%, to $1.7 million, from $2.4 million in the year-ago quarter, which benefited from investment banking and related brokerage fees associated with a bond offering. Mortgage banking activities declined 25.1%, to $2.1 million, from $2.8 million in the year ago quarter, which benefited from a greater volume of mortgage loan securitization and sales. Commissions and fees from fiduciary activities declined 6.1%, to $2.0 million, from $2.2 million in the year ago quarter.

Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended September 30, 2004, these revenues increased 15.0% to $1.9 million from $1.7 million in the year-ago quarter. Fees on deposit accounts increased 4.3% to $1.245 million from $1.194 million in the year ago quarter. Bank service charges and commissions increased 23.8% to $567,000 from $458,000 in the year ago quarter. Such increases were mainly driven by the strategy of strengthening the Group’s banking franchise by expanding its ability to attract deposits and build relationships with consumer, professional and commercial customers through aggressive marketing and the expansion of our sales force.

For the quarter ended September 30, 2004, the net gain from securities, derivatives and trading activities was $2.7 million, compared to $3.9 million for the year ago quarter. Although the Group continued selectively identifying favorable market opportunities to realize gains, securities net activity decreased as result of the Group’s strategy, in a rising interest rate environment, of increasing interest income from investment securities and loans as compared to gains on the sale of securities. For the quarter, derivatives net loss increased $518,000 when compared with the same quarter of last year. These fluctuations are related to the mark-to-market of derivative instruments.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	2004	2003	Variance %
Compensation and employees’ benefits	$6,768	$6,055	11.8%
Occupancy and equipment	2,501	2,294	9.0%
Advertising and business promotion	1,341	2,070	-35.2%
Professional and service fees	1,674	1,640	2.1%
Communication	451	453	-0.4%
Loan servicing expenses	449	463	-3.0%
Taxes, other than payroll and income taxes	450	432	4.2%
Electronic banking charges	490	385	27.3%
Printing, postage, stationery and supplies	248	294	-15.6%
Insurance, including deposits insurance	198	195	1.5%
Other expenses	613	1,100	-44.3%

Total non-interest expenses	$15,183	$15,381	-1.3%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	44.6%	39.4%

Compensation to total assets	0.69%	0.77%

Average compensation per employee (annualized)	$52.3	$44.9

Average number of employees	518	540

Bank assets per employee	$7,603	$5,843

Total workforce:
Banking operations	436	459
Trust operations	52	58
Brokerage and Insurance operations	25	38

Total workforce	513	555

Non-interest expenses for the quarter ended September 30, 2004, decreased 1.3% to $15.2 million from $15.4 million in the comparable period of the previous fiscal year, with the efficiency ratio improving to 48.42% compared to 55.12% in the quarter ended September 30, 2003. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses.

The dollar decrease in non-interest expenses in the quarter reflects the Group’s efficient spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and continuing investments in technology and infrastructure to support risk management processes as well as recent and future growth. Consequently, expenses have been pared in other areas, consistent with management’s goal of maintaining operating expenses at approximately the same level as the last fiscal year.

Employee compensation and benefits is the largest non-interest expense category. For the quarter ended September 30, 2004, total compensation and benefits amounted to $6.8 million, an 11.8% increase compared to $6.1 million for the same period in the previous fiscal year. Increases in the quarter reflect the expansion of the sales force, salary increases and the recruitment of experienced high-level management in order to generate a higher volume of business and improve operations.

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended September 30, 2004, amounted to $8.4 million, a 9.8% decrease compared to $9.3 million for the same period in the previous fiscal year.

Occupancy and equipment expenses increased 9.0%, from $2.3 million in the quarter ended September 30, 2003, to $2.5 million in the first quarter of fiscal 2005. This increase is due to the relocation of existing financial centers and upgrading financial center technology and infrastructure which commenced during fiscal 2004 in line with our growth strategy.

Advertising and business promotion for the quarter ended September 30, 2004, declined 35.2% to $1.3 million versus $2.1 million in the year ago quarter. Such decrease was mainly due to a management’s strategy of re-distributing the marketing expenses for the first six months of this fiscal year. Management’s strategy is to incur most of them at the beginning of the second quarter as the Group continues its selective promotional campaign to enhance the market recognition of new and existing products to increase fee-based revenues and to strengthen the banking and financial services franchise.

Professional and service fees for the quarter ended September 30, 2004, increased 2.1% to $1.7 million from $1.6 million in the year ago quarter. The increase in the period was due to the effect of operational reviews performed by advisors in specific operational areas to improve financial and operational performances and one-time expenses associated with Sarbanes-Oxley Act compliance.

The aggregated decrease in communication, municipal and other general taxes, insurance, printing, postage, stationery and supplies, and other operating expenses are principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY

FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003			Change in
(Dollars in thousands)	2004	2003	%
Balance at beginning of period	$7,553	$5,031	50.1%
Provision for loan losses	700	1,340	-47.8%
Net credit losses — see Table 5	(393)	(482)	-18.5%

Balance at end of period	$7,860	$5,889	33.5%

Selected Data and Ratios:
Outstanding gross loans at September 30,	$834,125	$690,130	20.9%

Recoveries to net charge-offs	37.7%	35.4%	6.5%

Allowance coverage ratio
Total loans	0.94%	0.85%	10.4%

Non-performing loans	27.08%	20.56%	31.7%

Non-real estate non-performing loans	243.87%	193.65%	25.9%

TABLE 5 - NET CREDIT LOSSES STATISTICS

Real Estate
Charge-offs	$(145)	$—	100.0%
Recoveries	—	—	0.0%

	(145)	—	100.0%

Commercial
Charge-offs	(24)	—	100.0%
Recoveries	80	11	627.3%

	56	11	-409.1%

Consumer
Charge-offs	(462)	(746)	-38.1%
Recoveries	158	253	-37.5%

	(304)	(493)	-38.3%

Net credit losses
Total charge-offs	(631)	(746)	-15.4%
Total recoveries	238	264	-9.8%

	$(393)	$(482)	-18.5%

Net credit losses (recoveries) average ratio to:
Real Estate	0.09%	0.00%

Commercial	(0.25%)	(0.10%)

Consumer	6.19%	10.22%

Total	0.20%	0.26%

Average loans:
Real estate	$678,459	$671,163	1.1%
Commercial	90,596	43,954	106.1%
Consumer	19,635	19,300	1.7%

Total	$788,690	$734,417	7.4%

The provision for loan losses for the quarter ended September 30, 2004, totaled $700,000, a 47.8% decrease from the $1.3 million reported for the same period of the previous fiscal year. The decrease reflects the reduction of net credit losses on a year-to-date basis. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that a smaller provision for the first quarter of 2004 was required to maintain loan loss reserves at an appropriate level.

Net credit losses for the quarter decreased 18.5%, from $482,000 in the quarter ended September 30, 2003, to $393,000 in the quarter ended September 30, 2004. The allowance for loan losses to total loans increased to 0.94%, compared to 0.85% last year, reflecting the Group’s increased commercial and consumer lending activity, but net charge-offs to average loans outstanding declined to 0.20%, compared to 0.26% in the year-ago quarter. While non-performing loans of $29.0 million for the quarter ended September 30, 2004, were 1.3% higher than the year-ago quarter, they were 6.2% lower than the June 2004 quarter and 14.5% lower than the March 2004 quarter of fiscal 2004.

Residential real estate loans net credit losses for the quarter ended September 30, 2004, were $145,000. This amount represents charge-offs on two real estate loans. The Group did not have any charge-offs on this portfolio during the first quarter of fiscal year 2004.

Commercial loans net credit recoveries increased to $56,000 for the quarter ended September 30, 2004, when compared to net recoveries of $11,000 for the same period of the previous fiscal year. Almost all the commercial lending that the Group is originating is collateralized with real estate.

Net credit losses on consumer loans decreased when compared with the same quarter of last fiscal year. For the quarter ended September 30, 2004, net credit losses on consumer loans were $304,000, a substantial decrease of 38.3%, when compared with the quarter ended September 30, 2003, when the Group had net credit losses of $493,000.

Non-performing commercial loans, mainly collateralized by real estate, decreased 1.9%, from $3.0 million as of June 30, 2004, to $2.9 million as of September 30, 2004. Non-performing residential real estate secured loans decreased 6.7%, to $25.8 million as of September 30, 2004, when compared to the June 30, 2004 non-performing levels of $27.6 million. Such decrease is mainly due to a more aggressive effort made by management to collect such loans or foreclose their collateral. The commercial and residential real estate loan portfolios are well collateralized and the Group does not expect any major losses in such portfolios.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2004, the total investment in impaired commercial loans was $460,983. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. Impaired commercial loans at June 30, 2004 were $714,912.

FINANCIAL CONDITION

TABLE 6 - GROUP ASSETS SUMMARY AND COMPOSITION

AS OF SEPTEMBER 30, 2004, 2003 and JUNE 30, 2004
(Dollars in thousands)

	September 30,	June 30,	Variance	September 30,
	2004	2004	%	2003
Investments:
Mortgage-backed securities	$2,380,507	$2,467,384	-3.5%	$1,971,633
U.S. Government and agency obligations	389,427	206,977	88.1%	98,260
P.R. Government and agency obligations	113,517	115,846	-2.0%	99,244
Other investment securities	15,800	20,636	-23.4%	12,689
Short-term investments	74,602	7,747	863.0%	31,350
FHLB stock	28,160	28,160	—	22,537

	3,002,013	2,846,750	5.5%	2,235,713

Loans:
Secured by real estate, mainly residential	707,697	644,964	9.7%	618,330
Commercial, mainly real estate	98,748	81,572	21.1%	43,748
Consumer	21,712	18,659	16.4%	19,355

Loans receivable	828,157	745,195	11.1%	681,433
Allowance for loan losses	(7,860)	(7,553)	4.1%	(5,889)

Loans receivable, net	820,297	737,642	11.2%	675,544
Mortgage loans held for sale	5,968	5,814	2.6%	8,697

Total loans receivable, net	826,265	743,456	11.1%	684,241

Securities sold but not yet delivered	23,369	47,312	-50.60%	156,487

Total securities and loans	3,851,647	3,637,518	5.9%	3,076,441

Other assets:
Cash and due from banks	11,321	9,284	21.9%	9,155
Accrued interest receivable	19,071	19,127	-0.3%	17,628
Premises and equipment, net	17,874	18,552	-3.7%	17,615
Deferred tax asset, net	6,649	7,337	-9.4%	5,823
Foreclosed real estate, net	978	888	10.1%	383
Other assets	30,851	32,989	-6.5%	28,045

Total other assets	86,744	88,177	-1.6%	78,649

Total assets	$3,938,391	$3,725,695	5.7%	$3,155,090

Investments portfolio composition:
Mortgage-backed securities	79.3%	86.7%		88.2%
U.S. Government and agency obligations	13.0%	7.3%		4.4%
P.R. Government and agency obligations	3.8%	4.1%		4.4%
FHLB stock, short term investments and debt securities	3.9%	1.9%		3.0%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Real estate, mainly residential (1)	85.6%	86.7%		90.9%
Commercial, mainly real estate	11.8%	10.9%		6.3%
Consumer	2.6%	2.5%		2.8%

	100.0%	100.0%		100.0%

(1) Includes loans held for sale.

At September 30, 2004, the Group’s total assets amounted to $3.938 billion, an increase of 5.7%, when compared to $3.726 billion at June 30, 2004. At September 30, 2004, interest-earning assets were $3.852 billion, a 5.9% increase compared to $3.638 billion at June 30, 2004.

Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market investments, U.S. government bonds, mortgage-backed securities, CMO’s and P.R. government municipal bonds. The investment portfolio increased 5.5%, to $3.002 billion, from $2.847 billion as of June 30, 2004. Most of the increase is principally due to the acquisition of additional high-rated U.S. government and agency obligations. (See Note 2 to the unaudited Consolidated Financial Statements).

At September 30, 2004, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 11.1%, to $826.3 million when compared to $743.5 million at June 30, 2004. This was principally due to an increase in residential and personal mortgage loans (including loans held for sale), the largest component of the Group’s loan portfolio, which increased by 9.7%, to $713.7 million, when compared to $650.8 million at June 30, 2004. Such increase was due to the Group’s purchase of $69.1 million in residential mortgage loans during the first quarter of fiscal 2005. Along with this increase was a 21.1% increase in commercial loans. Commercial loans at September 30, 2004, and June 30, 2004 totaled $98.7 million and $81.6 million, respectively (11.8% and 10.9% of total gross loan portfolio, respectively). At September 30, 2004 and June 30, 2004, the consumer loan portfolio totaled $21.7 million and $18.7 million, respectively (2.6% and 2.5% of the Group’s total loan portfolio, respectively). This represents an increase of 16.4% when compared to last fiscal year. Such increases reflect the Group’s strategy to expand the commercial and consumer loan programs.

TABLE 7 - LIABILITIES SUMMARY AND COMPOSITION

AS OF SEPTEMBER 30, 2004, 2003 and JUNE 30, 2004
(Dollars in thousands)

	September 30,	June 30,	Variance	September 30,
	2004	2004	%	2003
Deposits:
Non-interest bearing deposits	$42,703	$44,622	-4.3%	$52,432
Now accounts	83,500	81,644	2.3%	75,674
Savings accounts	91,712	88,459	3.7%	85,617
Certificates of deposit	812,972	807,783	0.6%	791,461

	1,030,887	1,022,508	0.8%	1,005,184
Accrued interest payable	1,544	1,841	-16.1%	1,524

	1,032,431	1,024,349	0.8%	1,006,708

Borrowings:
Repurchase agreements	2,101,340	1,895,865	10.8%	1,443,081
Advances from FHLB	300,000	300,000	0.0%	306,000
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000

	2,488,506	2,283,031	9.0%	1,836,247

Securities purchased but not yet received	53,300	89,068	-40.2%	50,520

Total deposits and borrowings	3,574,237	3,396,448	5.2%	2,893,475
Accrued expenses and other liabilities	49,290	34,580	42.5%	56,592

Total liabilities	$3,623,527	$3,431,028	5.6%	$2,950,067

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.1%	4.3%		5.1%
Now accounts	8.1%	7.9%		7.3%
Savings accounts	8.9%	8.6%		8.3%
Certificates of deposit	78.9%	79.2%		79.3%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	84.4%	83.0%		78.6%
Advances from FHLB	12.1%	13.1%		16.7%
Subordinated capital notes	2.9%	3.2%		3.9%
Term notes	0.6%	0.7%		0.8%

	100.0%	100.0%		100.0%

Short term borrowings
Amount outstanding at quarter-end	$2,101,340	$1,895,865		$1,443,081

Daily average outstanding balance	$1,935,574	$1,597,720		$1,490,465

Maximum outstanding balance at any month-end	$2,101,340	$1,895,865		$1,648,961

At September 30, 2004, the Group’s total liabilities reached $3.624 billion, 5.6% higher than the $3.431 billion reported at June 30, 2004. Deposits and borrowings, the Group’s funding sources, amounted to $3.574 billion at September 30, 2004, an increase of 5.2% when compared to $3.396 billion reported at June 30, 2004.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At September 30, 2004, borrowings amounted to $2.489 billion, 9.0% greater than the $2.283 billion at June 30, 2004. The increase, mainly in repurchase agreements, reflects the funding needed to maintain the Group’s investment and loan portfolio growth. Also, it reflects the Group’s strategy in fiscal 2004 and fiscal 2005 to use low cost repurchase agreements, coupled with interest rate swaps, to fix these costs over multi-year periods.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $300 million as of September 30, 2004, and June 30, 2004.

At September 30, 2004, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.032 billion, up 0.8%, compared to the $1.024 billion reported as of June 30, 2004.

TABLE 8 - CAPITAL, DIVIDENDS AND STOCK DATA

AS OF SEPTEMBER 30, 2004, 2003 and JUNE 30, 2004
(In thousands, except for per share data)

	September 30,	June 30,	Variance	September 30,
	2004	2004	%	2003
Capital data:
Stockholders’ equity	$314,864	$294,667	6.9%	$205,023

Regulatory Capital Ratios data:
Leverage Capital Ratio	11.18%	11.24%	-0.5%	10.08%

Minimum Leverage Capital Ratio Required	3.00%	4.00%		4.00%

Actual Leverage Capital	$423,358	$408,007	3.8%	$314,782

Minimum Leverage Capital Required	$113,567	$145,209	-21.8%	$124,861

Tier 1 Risk-Based Capital Ratio	37.87%	37.98%	-0.3%	33.55%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$423,358	$408,007	3.8%	$314,782

Minimum Tier 1 Risk-Based Capital Required	$44,712	$42,966	4.1%	$37,527

Total Risk-Based Capital Ratio	38.58%	38.69%	-0.3%	34.18%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$431,218	$415,560	3.8%	$320,671

Minimum Total Risk-Based Capital Required	$89,425	$85,932	4.1%	$75,054

Stock data:
Outstanding common shares, net of treasury (1)	22,260	22,007	1.1%	19,627

Book value (1)	$11.09	$10.30	7.7%	$6.98

Market Price at end of period (1)	$27.06	$27.07	0.0%	$22.06

Market capitalization	$602,356	$595,729	1.1%	$432,873

	September 30,	September 30,	Variance
	2004	2003	%
Common dividend data:
Cash dividends declared	$3,118	$2,505	24.5%

Cash dividends declared per share (1)	$0.140	$0.127	10.0%

Payout ratio	19.24%	19.33%	-0.5%

Dividend yield	2.11%	2.22%	-5.0%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock split and stock dividends declared on the Group’s common stock.

	Price		Cash Dividend
	High	Low	Per share
Fiscal 2005
September 30, 2004	$29.30	$25.04	$0.14

Fiscal 2004
June 30, 2004	$32.75	$25.59	$0.14

March 31, 2004	$32.50	$24.70	$0.14

December 31, 2003	$26.15	$21.86	$0.14

September 30, 2003 (1)	$24.53	$21.21	$0.13

Fiscal 2003 (1)
June 30, 2003	$23.95	$19.69	$0.13

March 31, 2003	$19.75	$18.24	$0.13

December 31, 2002	$18.73	$14.44	$0.13

September 30, 2002	$18.36	$15.09	$0.11

(1) Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock in November 20, 2003.

At September 30, 2004, the Group’s total stockholders’ equity was $314.9 million, a 6.9% increase, when compared to $294.7 million at June 30, 2004. This increase was due to earnings from operations and a decrease of $4.8 million in other accumulated comprehensive loss from June 30, 2004 year end. Accumulated other comprehensive loss, net, consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.

At September 30, 2004, accumulated unrealized loss, net of tax, on derivatives designated as cash flow hedges was $25.0 million, a $7.9 million increase, when compared to an accumulated unrealized loss of $17.1 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $15.5 million at September 30, 2004, after a $12.8 million positive change, when compared with an accumulated unrealized gain of $28.3 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at September 30, 2004 includes an unrealized loss amounting to $26.2 million related to securities transferred to the held-to-maturity category, most of which occurred during the first quarter of fiscal 2004. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.

TABLE 9 - ALLOWANCE FOR LOSSES BREAKDOWN

AS OF SEPTEMBER 2004, 2003 and JUNE 30, 2004
     (Dollars in thousands)

	September 30,	June 30,	Change in	September 30,
	2004	2004	%	2003
Residential real estate	$4,009	$3,861	3.8%	$2,333
Consumer	1,837	1,462	25.6%	1,287
Commercial	1,566	1,317	18.9%	402
Unallocated allowance	448	913	-50.9%	1,867

	$7,860	$7,553	4.1%	$5,889

Allowance composition:
Residential real estate	51.0%	51.1%		39.6%
Consumer	23.4%	19.4%		21.9%
Commercial	19.9%	17.4%		6.8%
Unallocated allowance	5.7%	12.1%		31.7%

	100.0%	100.0%		100.0%

TABLE 10 - NON-PERFORMING ASSETS

Non-performing assets:
Non- Accruing Loans	$21,247	$23,714	-10.4%	$11,005
Accruing Loans	7,777	7,224	7.7%	17,641

Total Non-performing Loans	29,024	30,938	-6.2%	28,646
Foreclosed real estate	978	888	10.1%	383

	$30,002	$31,826	-5.7%	$29,029

Non-performing assets to total assets	0.76%	0.85%	-10.8%	0.92%

TABLE 11 - NON-PERFORMING LOANS

Non-performing loans:
Residential real estate	$25,801	$27,651	-6.7%	$25,605
Commercial, mainly real estate	2,898	2,954	-1.9%	2,554
Consumer	325	333	-2.4%	487

Total	$29,024	$30,938	-6.2%	$28,646

Non-performing loans composition:
Residential real estate	88.9%	89.4%		98.3%
Commercial, mainly real estate	10.0%	9.5%		8.9%
Consumer	1.1%	1.1%		1.7%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	3.48%	4.12%	-15.5%	4.15%

Total assets	0.74%	0.83%	-11.2%	0.91%

Total capital	9.21%	10.50%	-12.3%	13.97%

At September 30, 2004, the Group’s allowance for loan losses amounted to $7.9 million (0.94% of total loans) a 4.1% increase from the $7.6 million (1.01% of total loans) reported at June 30, 2004. Consumer and commercial loans allowances represent the greatest increases of 25.6% and 18.9%, or $375,000 and $249,000, respectively, when compared with balances recorded at June 30, 2004. The residential real estate loans allowance increased 3.8%, or $148,000, when compared to $3.9 million recorded at June 30, 2004.

The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories used:

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

The Group measures all commercial loans over $250,000 for impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment.

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

Net credit losses for the quarter ended September 30, 2004, totaled $393,000 (0.20% of average loans) a decrease of 18.5% when compared to $482,000 (0.26% of average loans) for the same period of the previous fiscal year. The decrease was primarily due to a $261,000 decline in net credit losses for consumer loans when compared to the same period in the previous fiscal year.

At September 30, 2004, the Group’s non-performing assets totaled $30.0 million (0.76% of total assets) versus $31.8 million (0.85% of total assets) at June 30, 2004. This decrease was principally due to a 6.2% decrease in non-performing loans, mainly in residential real estate loans. Foreclosed real estate properties increased 10.1%, to $978,000, when compared to $888,000 reported as of June 30, 2004.

At September 30, 2004, the allowance for loan losses to non-performing loans coverage ratio was 27.08%. Detailed information concerning each of the items that comprise non-performing assets follows:

•	Real estate loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2004, the Group’s non-performing real estate loans totaled $25.8 million (88.9% of the Group’s non-performing loans) a 6.7% decrease from the $27.6 million (89.4% of the Group’s non-performing loans) reported at June 30, 2004. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2004, the Group’s non-performing commercial loans amounted to $2.9 million (10.0% of the Group’s non-performing loans), a 1.9% decrease from $3.0 million reported at June 30, 2004 (9.5% of the Group’s non-performing loans). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-down when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2004, the Group’s non-performing consumer loans amounted to $325,000 (1.1% of the Group’s total non-performing loans), a 2.4% decrease from the $333,000 reported at June 30, 2004 (1.1% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. This difference is commonly referred to as a “maturity mismatch” or “gap”. The Group employs various techniques to assess its degree of interest rate risk.

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group utilizes various derivative instruments for hedging purposes. Derivative transactions involve both credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group.

The Group’s swaps, excluding those used to manage exposure to the stock market, and their terms at September 30, 2004, and June 30, 2004 are set forth in the table below:

	(Dollars in thousands)
	September 30, 2004	June 30, 2004
Swaps:
Pay fixed swaps notional amount	$935,000	$900,000
Weighted average pay rate – fixed	3.45%	3.47%
Weighted average receive rate – floating	1.76%	1.25%
Maturity in months	1 to 73	3 to 76
Floating rate as a percent of LIBOR	100%	100%

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor receives a specified percentage of the average increase of the month-end value of the corresponding stock index. If such index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group receives the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of September 30, 2004 and June 30, 2004 is as follows:

	Notional Amount
	(In thousands)
Type of Contract:	September 30, 2004	June 30, 2004
Cash Flows Hedging Activities - Interest rate swaps used to hedge a forecasted transactions;
Securities sold under agreements to repurchase	$900,000	$900,000
Subordinated capital notes	35,000

	$935,000	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$228,875	$227,260
Embedded options on stock indexed deposits	219,740	218,884

	$448,615	$446,144

During the quarters ended September 30, 2004 and 2003, $570,000 and $52,000 of losses, respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the quarter ended September 30, 2004, unrealized losses of $16.9 million on derivatives designated as cash flow hedges were included in other comprehensive income. Ineffectiveness of $509,000 was charged and $18,000 was credited to earnings during the quarters ended September 30, 2004 and 2003, respectively.

At September 30, 2004 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits represented a liability of $22.3 and $13.8 million, respectively, presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $14.3 million and $16.8 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.8 million and $16.2 million, respectively, recorded in deposits.

Rate changes expose the Group to changes in net interest income (NII). The result of the sensitivity analysis on net interest income as of September 30, 2004, for the next twelve months is a $12.7 million decrease, or -12.73% changes on a hypothetical 200 basis points rate increase. The change for the same period, utilizing a hypothetical declining rate scenario of 50 basis points, is an increase of $4.8 million or 4.78%. Both hypothetical rate scenarios consider a gradual change of +200 and -50 basis points during the twelve-month period. The decreasing rate scenario has a floor of .25%. This floor causes liabilities to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in declining rate simulations. These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of September 30, 2004, the Group had approximately $3.0 billion in securities and other investments available to cover liquidity needs. Securitizable loans provide additional asset-driven liquidity. These sources, in addition to the Group’s 11.18% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Group may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. The FHLB requires the Group to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2004, the Group has an additional borrowing capacity with the FHLB of $25.0 million.

In addition, the Bank utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective brokered deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations and non-profit organizations. The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC.

As of September 30, 2004, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $25.0 million. No borrowings were made during the quarter ended September 30, 2004 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitments to make loans and purchase investments and its ability to generate funds.

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities. Primarily through such dividends, the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

Changes in statutes and regulations, including tax laws and rules

The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of its international banking entities. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have an effect on the Group’s results of operations and financial condition.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the Acting CFO have concluded that, as of the end of such period, the Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART – II OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	A current report on Form 8-K, dated August 31, 2004, reporting under Item 5.03, titled “Amendments to Articles of Incorporation or By-laws; Change in Fiscal Year”, certain amendments to the Group’s By-laws.

2.	A current report on Form 8-K, dated October 26, 2004, reporting under item 2.02, titled “Results of Operations and Financial Condition,” the release of the Group’s financial results for the three-month period ended September 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d ) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/José Enrique Fernández

José Enrique Fernández
Chairman of the Board, President and Chief Executive Officer		Dated: November 9, 2004

By:	/s/Norberto González

Norberto González
Executive Vice President – Acting Chief Financial Officer		Dated: November 9, 2004