Form 10-Q
period 2004-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2005-02-09
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐.

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

24,625,440 common shares ($1.00 par value per share)
outstanding as of January 31, 2005

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or future filings by Oriental Financial Group Inc. (“the Group”) with the Securities and Exchange Commission (the “SEC”), in the Group’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “should” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND JUNE 30, 2004
     (In thousands, except share data)

	December 31,	June 30,
	2004	2004
ASSETS

Cash and due from banks	$9,843	$9,284

Investments:
Short term investments	25,112	7,747

Trading securities, at fair value with amortized cost of $1,101 (June 30, 2004 - $561)	1,115	574

Investment securities available-for-sale, at fair value with amortized cost of $1,234,081 (June 30, 2004 - $1,533,145):
Securities pledged that can be repledged	470,910	986,165
Other investment securities	766,243	541,242

Total investment securities available-for-sale	1,237,153	1,527,407

Investment securities held-to-maturity, at amortized cost with fair value of $2,020,056 (June 30, 2004 - $1,275,534):
Securities pledged that can be repledged	1,219,711	1,002,041
Other investment securities	788,778	280,821

Total investment securities held-to-maturity	2,008,489	1,282,862

Federal Home Loan Bank (FHLB) stock, at cost	28,160	28,160

Total investments	3,300,029	2,846,750

Securities sold but not yet delivered	688	47,312

Loans:
Mortgage loans held-for-sale, at lower of cost or market	5,567	5,814
Loans receivable, net of allowance for loan losses of $7,565 (June 30, 2004 - $7,553)	766,142	737,642

Total loans, net	771,709	743,456

Accrued interest receivable	21,289	19,127
Premises and equipment, net	17,571	18,552
Deferred tax asset, net	6,207	7,337
Foreclosed real estate, net	2,687	888
Other assets	38,147	32,989

Total assets	$4,168,170	$3,725,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$158,228	$126,296
Savings accounts	96,658	88,463
Certificates of deposit	811,037	809,590

Total deposits	1,065,923	1,024,349

Borrowings:
Securities sold under agreements to repurchase	2,337,826	1,895,865
Advances from FHLB	300,000	300,000
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	2,724,992	2,283,031

Securities purchased but not yet received	87	89,068
Accrued expenses and other liabilities	44,112	34,580

Total liabilities	3,835,114	3,431,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 24,601,195 shares issued (June 30, 2004 - 22,253,084 shares)	24,601	22,253
Additional paid-in capital	186,405	125,206
Legal surplus	31,280	27,425
Retained earnings	59,884	101,723
Treasury stock, at cost, 3,579 shares (June 30, 2004 - 246,441 shares)	(91)	(4,578)
Accumulated other comprehensive loss, net of tax effect of $359 (June 30, 2004 - $4,148)	(37,023)	(45,362)

Total stockholders’ equity	333,056	294,667

Total liabilities and stockholders’ equity	$4,168,170	$3,725,695

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
     (In thousands, except per share data)

	Quarter Period		Six-month period
	2004	2003	2004	2003
Interest income:
Loans	$13,320	$13,403	$26,610	$27,033
Mortgage-backed securities	27,723	26,563	56,024	48,734
Investment securities	6,769	2,066	10,059	3,591
Short term investments	105	53	171	93

Total interest income	47,917	42,085	92,864	79,451

Interest expense:
Deposits	6,905	7,763	13,423	15,303
Securities sold under agreements to repurchase	14,747	8,444	26,555	16,940
Advances from FHLB and term notes	2,074	2,107	4,125	4,034
Subordinated capital notes	1,129	825	2,046	1,329

Total interest expense	24,855	19,139	46,149	37,606

Net interest income	23,062	22,946	46,715	41,845
Provision for loan losses	1,105	1,014	1,805	2,354

Net interest income after provision for loan losses	21,957	21,932	44,910	39,491

Non-interest income (losses):
Commissions and fees from brokerage, insurance and fiduciary activities	3,917	4,294	7,612	8,857
Banking service revenues	1,908	1,709	3,859	3,405
Net gain (loss) on sale and valuation of:
Mortgage banking activities	3,476	1,708	5,532	4,454
Securities available-for-sale	2,398	2,247	5,642	6,211
Derivatives activities	248	(608)	(322)	(660)
Trading securities	(32)	(17)	(33)	(9)
Other	28	24	57	39

Total non-interest income, net	11,943	9,357	22,347	22,297

Non-interest expenses:
Compensation and employees’ benefits	5,911	5,719	12,679	11,774
Occupancy and equipment	2,549	2,324	5,050	4,618
Advertising and business promotion	2,282	2,097	3,599	4,167
Professional and service fees	1,705	1,435	3,380	3,075
Communication	393	471	843	924
Loan servicing expenses	447	464	896	927
Taxes, other than payroll and income taxes	451	433	902	865
Electronic banking charges	500	396	1,015	781
Printing, postage, stationery and supplies	226	295	474	589
Insurance, including deposit insurance	194	198	392	393
Other	850	771	1,460	1,870

Total non-interest expenses	15,508	14,603	30,690	29,983

Income before income taxes	18,392	16,686	36,567	31,805
Income tax benefit (expense)	123	(998)	(645)	(2,558)

Net income	18,515	15,688	35,922	29,247
Less: Dividends on preferred stock	(1,200)	(1,200)	(2,401)	(1,797)

Net income available to common shareholders	$17,315	$14,488	$33,521	$27,450

Income per common share:
Basic	$0.71	$0.67	$1.38	$1.27

Diluted	$0.68	$0.63	$1.32	$1.20

Average common shares outstanding	24,552	21,685	24,407	21,540
Average potential common share-options	883	1,259	954	1,337

	25,435	22,944	25,361	22,877

Cash dividends per share of common stock	$0.14	$0.13	$0.27	$0.25

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
     (In thousands)

CHANGES IN STOCKHOLDERS' EQUITY:	2004	2003

Preferred stock:
Balance at beginning of period	$68,000	$33,500
Issuance of preferred stock	—	34,500

Balance at end of period	68,000	68,000

Common stock:
Balance at beginning of period	22,253	19,684
Stock options exercised	354	344
Stock dividend	1,994	—

Balance at end of period	24,601	20,028

Additional paid-in capital:
Balance at beginning of period	125,206	57,236
Stock options exercised	2,745	2,716
Stock dividend	58,456	14,526
Common stock issuance costs	(2)	—
Preferred stock issuance costs	—	(1,443)

Balance at end of period	186,405	73,035

Legal surplus:
Balance at beginning of period	27,425	21,099
Transfer from retained earnings	3,855	2,272

Balance at end of period	31,280	23,371

Retained earnings:
Balance at beginning of period	101,723	106,358
Net income	35,922	29,247
Cash dividends declared on common stock	(6,582)	(5,275)
Stock dividend	(64,923)	(46,335)
Cash dividends declared on preferred stock	(2,401)	(1,797)
Transfer to legal surplus	(3,855)	(2,272)

Balance at end of period	59,884	79,926

Treasury stock:
Balance at beginning of period	(4,578)	(35,888)
Stock used (purchased)	14	(394)
Stock dividend	4,473	31,809

Balance at end of period	(91)	(4,473)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(45,362)	(309)
Other comprehensive income (loss), net of tax	8,339	(36,061)

Balance at end of period	(37,023)	(36,370)

Total stockholders’ equity	$333,056	$223,517

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
     (In thousands)

	Quarter period		Six-Month Period
COMPREHENSIVE INCOME (LOSS)	2004	2003	2004	2003
Net income	$18,515	$15,688	$35,922	$29,247

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$(952)	$669	$19,821	$(47,721)
Realized gains on investment securities available-for-sale included in net income	(2,398)	(2,247)	(5,642)	(6,211)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	3,496	1,185	(13,390)	5,376
Realized loss on derivatives designated as cash flow hedges included in net income	2,987	4,609	7,388	8,828
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	—	93	—	260
Income tax effect related to unrealized (gain) loss on securities available-for-sale	359	841	162	3,407

Other comprehensive income (loss) for the period	3,492	5,150	8,339	(36,061)

Comprehensive income (loss)	$22,007	$20,838	$44,261	$(6,814)

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
     (In thousands)

	2004	2003
Cash flows from operating activities:
Net income	$35,922	$29,247

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees and costs	(1,627)	(5,092)
Amortization of premiums and accretion of discounts on investment securities, net	4,848	6,788
Depreciation and amortization of premises and equipment	2,714	2,302
Deferred income tax expense (benefit)	777	(89)
Provision for loan losses	1,805	2,354
Loss (gain) on:
Sale of securities available-for-sale	(5,642)	(6,211)
Mortgage banking activities	(5,532)	(4,454)
Derivatives activities	322	660
Hedged securities available-for-sale	71	—
Originations of loans held-for-sale	(71,221)	(170,437)
Proceeds from sale of loans	73,412	87,690
Net decrease (increase) in:
Trading securities	(541)	(723)
Accrued interest receivable	(2,162)	(1,625)
Other assets	(1,366)	(2,709)
Net increase in:
Accrued interest on deposits and borrowings	1,923	1,527
Other liabilities	1,461	234

Total adjustments	(758)	(89,785)

Net cash provided by (used in) operating activities	35,164	(60,538)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,115,084)	(1,417,229)
Investment securities held-to-maturity	(292,607)	(437,167)
Net purchases of equity options	(632)	(1,262)
Maturities and redemptions of:
Investment securities available-for-sale	161,510	513,090
Investment securities held-to-maturity	131,950	497,275
Proceeds from sale of:
Investment securities available-for-sale	693,879	394,045
Foreclosed real estate	885	172
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(168,908)	(50,202)
Principal repayment of loans	90,280	97,235
Contribution to Statutory Trust II	—	(1,083)
Additions to premises and equipment	(1,733)	(4,643)

Net cash used in investing activities	(500,460)	(409,769)

Cash flows from financing activities:
Net increase in:
Deposits	46,864	24,856
Securities sold under agreements to repurchase	441,961	205,049
Proceeds from:
Advances from FHLB	1,286,702	620,400
Exercise of stock options	3,099	3,060
Repayments of advances from FHLB	(1,286,702)	(449,400)
Issuance of subordinated capital notes	—	35,043
Issuance of preferred stock, net	—	33,057
Common stock purchased	(106)	(394)
Dividends paid	(8,598)	(7,070)

Net cash provided by financing activities	483,220	464,601

Net increase in cash and cash equivalents	17,924	(5,706)
Cash and cash equivalents at beginning of period	17,031	17,097

Cash and cash equivalents at end of period	$34,955	$11,391

Cash and cash equivalents include:
Cash and due from banks	$9,843	$7,746
Short term investments	25,112	3,645

	$34,955	$11,391

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$44,226	$36,079

Income taxes paid	$—	$1,808

Real estate loans securitized into mortgage-backed securities	$52,147	$58,077

Investment securities available-for-sale transferred to held-to-maturtity	$565,191	$856,037

Accrued dividend payable	$3,467	$2,770

Other comprehensive income (loss) for the period	$8,339	$(36,061)

Securities sold but not yet delivered	$688	$7,304

Securities purchased but not yet received	$87	$317

Transfer from loans to foreclosed real estate	$2,752	$708

Stock dividend	$64,923	$46,335

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION:

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments necessary, to present fairly the consolidated financial condition as of December 31, 2004 and June 30, 2004, and the results of operations for the quarters and six-month periods ended December 31, 2004 and 2003, and the cash flows for the six-month periods ended December 31, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2004 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the six-month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2004, included in the Group’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

Nature of Operations

Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust and retirement services through the following subsidiaries: Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc. (“CPC”).

The main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.

The Bank operates twenty-three branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits through the Savings Association Insurance Fund (SAIF), up to $100,000 per depositor. The Bank has an international banking entity (“IBE”), which is a unit of the Bank, named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new IBE, named Oriental International Bank Inc., as a wholly owned subsidiary of the Bank. The Group transferred as of January 1, 2004 substantially all of the assets and liabilities of O.B.T. International Bank to the new IBE subsidiary. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico.

Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Significant Accounting Policies

The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the investees repayment ability on its bond obligations and its cash and capital generation ability.

•	Income Taxes

In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decrease accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income.

Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. During the period ended December 31, 2004 and 2003, the Group had no recorded valuation allowances related to its net deferred tax assets.

In addition to valuation allowances, the Group establishes accruals for certain tax contingencies when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged and that the Group’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s tax contingency accruals are reflected as a component of accrued liabilities.

Stock Option Plans

At December 31, 2004, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted during the quarters and six-month periods ended December 31, 2004 and 2003 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions:

	Quarter Ended		Six-month period ended
	December 31,		December 31,
	2004	2003	2004	2003
(In thousands, except for per share data)
Net income, as reported	$18,515	$15,688	$35,922	$29,247
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	518	437	981	866

Pro forma net income	17,997	15,251	34,941	28,381
Less: Dividends on preferred stock	(1,200)	(1,200)	(2,401)	(1,797)

Pro forma net income available to common shareholders	$16,797	$14,051	$32,540	$26,584

Earning per share:
Basic — as reported	$0.71	$0.67	$1.38	$1.27

Basic — pro forma	$0.68	$0.65	$1.33	$1.23

Diluted — as reported	$0.68	$0.63	$1.32	$1.20

Diluted — pro forma	$0.66	$0.61	$1.28	$1.16

Average common shares outstanding	24,552	21,685	24,407	21,540
Average potential common share-options	883	1,259	954	1,337

	25,435	22,944	25,361	22,877

The fair value of each option granted during the six-month periods ended December 31, 2004 and 2003 was $7.32 and $6.26 per option, respectively, as adjusted for the stock dividend effected on December 30, 2004. The fair value of each option granted during the six-month periods ended December 31, 2004 and 2003 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

The following assumptions were used in estimating the fair value of the options granted:

(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 29% for options granted in the six-months ended December 31, 2004 (2003 – 33%).

(3)	The expected weighted average dividend yield was 2.30% for options granted in the six-months ended December 31, 2004 (2003 – 2.36%), after giving retroactive effect to the 10% stock dividend effected on December 30, 2004.

(4)	The weighted average risk-free interest rate was 3.97% for options granted in the six-months ended December 31, 2004 (2003 – 3.93%).

The diluted per share calculations for the three months and six months ended December 31, 2004 and 2003 have been adjusted from previously reported results to take into account additional incentive stock options required by an anti-dilutive provision in compensation agreements with certain executives. This provision requires the Group to adjust stock options granted to avoid any form of dilution, including dilution resulting from stock dividends, cash dividends, and additional offerings of common stock by the Group. Although all stock options granted to these executives pursuant to the Group’s incentive stock option plans have been adjusted to account for stock dividends, no additional adjustments were made to reflect the Group’s issuances of common stock in 1994 and 2004, and the quarterly cash dividends declared on its common stock. The Compensation Committee of the Group’s Board of Directors has not made a final determination on this matter.

The Group has increased the number of options used in the calculation of fully diluted shares by 188,000 for the three month and six month periods ended December 31, 2004 and 2003, which represents the Group’s estimate of the additional options affecting these periods. The effect is to reduce per diluted share results by approximately one cent per share for each quarter beginning with the three month period ended December 31, 2003.

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At December 31, 2004 and June 30, 2004, the Group’s short term investments were comprised of:

	(In thousands)
	December 31,	June 30,
	2004	2004
Repurchase agreements	$10,915	$—
Time deposits with other banks	10,000	—
Money market accounts and other short-term investments	4,197	7,747

Total Short Term Investments	$25,112	$7,747

Trading Securities

A summary of trading securities owned by the Group at December 31, 2004 and June 30, 2004 is as follows:

	(In thousands)
	December 31,	June 30,
	2004	2004
P.R. Government and agency obligations	$1,083	$538
Mortgage-backed securities	32	36

Total trading securities	$1,115	$574

As of December 31, 2004, the Group’s trading portfolio weighted average yield was 5.26% (June 30, 2004 – 5.81%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of December 31, 2004 and June 30, 2004, were as follows:

	December 31, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$100,166	$—	$1,143	$99,023	3.34%
Puerto Rico Government and agency obligations	49,244	1,791	184	50,851	5.68%
Other debt securities	63	—	37	26	0.00%

Total investment securities	149,473	1,791	1,364	149,900	4.11%

FNMA and FHLMC certificates	765,692	4,240	672	769,260	4.45%
GNMA’s	98,803	346	673	98,476	3.51%
Collateralized mortgage obligations	220,113	953	1,549	219,517	4.39%

Total mortgage-backed securities	1,084,608	5,539	2,894	1,087,253	4.35%

Total securities available-for-sale	$1,234,081	$7,330	$4,258	$1,237,153	4.32%

Held-to-maturity
US Treasury securities	$719,996	$75	$3,569	$716,502	3.35%
Puerto Rico Government and agency obligations	62,096	36	2,513	59,619	5.33%

Total investment securities	782,092	111	6,082	776,121	3.51%

FNMA and FHLMC certificates	911,993	14,273	1,354	924,912	5.14%
GNMA’s	288,469	5,169	374	293,264	5.24%
Collateralized mortgage obligations	25,935	—	176	25,759	5.29%

Total mortgage-backed securities	1,226,397	19,442	1,904	1,243,935	5.17%

Total securities held-to-maturity	$2,008,489	$19,553	$7,986	$2,020,056	4.52%

Total	$3,242,570	$26,883	$12,244	$3,257,209	4.44%

	June 30, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$208,485	$406	$1,914	$206,977	3.43%
Puerto Rico Government and agency obligations	51,990	1,418	197	53,211	5.79%
Other debt securities	19,350	1,286	—	20,636	6.83%

Total investment securities	279,825	3,110	2,111	280,824	5.35%

FNMA and FHLMC certificates	936,710	3,330	6,736	933,304	4.39%
GNMA’s	88,409	247	2,059	86,597	3.82%
Collateralized mortgage obligations	228,201	976	2,495	226,682	5.09%

Total mortgage-backed securities	1,253,320	4,553	11,290	1,246,583	4.43%

Total securities available-for-sale	$1,533,145	$7,663	$13,401	$1,527,407	4.39%

Held-to-maturity
Puerto Rico Government and agency obligations	$62,097	$—	$1,437	$60,660	5.33%

Total investment securities	62,097	—	1,437	60,660	5.33%

FNMA and FHLMC certificates	897,119	725	5,406	892,438	5.07%
GNMA’s	323,646	483	1,693	322,436	5.10%

Total mortgage-backed securities	1,220,765	1,208	7,099	1,214,874	5.08%

Total securities held-to-maturity	$1,282,862	$1,208	$8,536	$1,275,534	5.09%

Total	$2,816,007	$8,871	$21,937	$2,802,941	4.74%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at December 31, 2004, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Investment securities
Due within one year	$1,500	$1,500	$—	$—
Due after 1 to 5 years	108,674	107,813	570,312	566,828
Due after 5 to 10 years	4,986	5,307	149,685	149,675
Due after 10 years	34,313	35,280	62,095	59,618

	149,473	149,900	782,092	776,121

Mortgage-backed securities
Due after 1 to 5 years	325	346	—	—
Due after 5 to 10 years	14,664	14,654	—	—
Due after 10 years	1,069,619	1,072,253	1,226,397	1,243,935

	1,084,608	1,087,253	1,226,397	1,243,935

	$1,234,081	$1,237,153	$2,008,489	$2,020,056

Proceeds from the sale of investment securities available-for-sale during the six-month period ended December 31, 2004 totaled $645,986,000 (2003 - $394,045,000). Gross realized gains and losses on those sales during the six-month period ended December 31, 2004 were $7,641,000 and $1,999,000 respectively, (2003 – $7,261,000 and $1,050,000, respectively). During the six-month periods ended December 31, 2004 and the fiscal year ended June 30, 2004, the Group’s management reclassified, at fair value, $565,191,000 and $1,114,424,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. Unrealized losses on those securities transferred to the held-to-maturity category amounted to $22.3 million at December 31, 2004, and are included as part of the accumulated other comprehensive loss in the unaudited consolidated statement of financial condition. These unrealized losses are amortized over the remaining life of the securities as a yield adjustment.

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$100,166	$(1,143)	$99,023
Puerto Rico Government and agency obligations	3,221	(143)	3,078
Other debt securities	63	(37)	26
Mortgage-backed-securities	366,549	(2,894)	363,655

	469,999	(4,217)	465,782

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Puerto Rico Government and agency obligations	1,253	(41)	1,212

	1,253	(41)	1,212

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	100,166	(1,143)	99,023
Puerto Rico Government and agency obligations	4,474	(184)	4,290
Other debt securities	63	(37)	26
Mortgage-backed-securities	366,549	(2,894)	363,655

	$471,252	$(4,258)	$466,994

Held-to-maturity

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$670,226	$(3,569)	$666,657
Puerto Rico Government and agency obligations	41,000	(2,447)	38,553
Mortgage-backed securities	228,347	(1,877)	226,470

	939,573	(7,893)	931,680

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Puerto Rico Government and agency obligations	11,132	(66)	11,066
Mortgage-backed securities	3,360	(27)	3,333

	14,492	(93)	14,399

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	670,226	(3,569)	666,657
Puerto Rico Government and agency obligations	52,132	(2,513)	49,619
Mortgage-backed securities	231,707	(1,904)	229,803

	$954,065	$(7,986)	$946,079

Securities in an unrealized loss position at December 31, 2004 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at December 31, 2004 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at December 31, 2004 and June 30, 2004 was as follows:

	(In thousands)
	December 31, 2004	June 30, 2004
Residential mortgage loans	$590,650	$586,498
Home equity loans and secured personal loans	57,925	70,183
Commercial loans, mainly secured by real estate	109,080	81,846
Consumer loans	24,347	18,510

Loans receivable, gross	782,002	757,037
Less: deferred loan fees, net	(8,295)	(11,842)

Loans receivable	773,707	745,195
Allowance for loan losses	(7,565)	(7,553)

Loans receivable, net	766,142	737,642
Mortgage loans held-for-sale	5,567	5,814

Total loans, net	$771,709	$743,456

On August 31 and September 30, 2004, the Group entered into two agreements to purchase a total $68.1 million of residential mortgage loans from a mortgage banker in Puerto Rico, which yield a variable rate to the Group.

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the six-month periods ended December 31, 2004 and 2003.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At December 31, 2004 and June 30, 2004, the total investment in impaired loans was $1.476 million and $715,000 respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired loans for the three-month period ended December 31, 2004 amounted to $1.5 million.

NOTE 4 - PLEDGED ASSETS

At December 31, 2004, residential mortgage loans amounting to $427,751,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with carrying values totaling $1,690,621,000, $138,149,000, $16,377,000 and $23,480,000 at December 31, 2004, were pledged to secure investment securities sold under agreements to repurchase, public fund deposits, term notes and interest rate swap agreements, respectively.

Also, investment securities with carrying values totaling $201,000 and $1,974,000 at December 31, 2004, were pledged to the Federal Reserve Bank of New York and to the Puerto Rico Treasury Department (for the Oriental Bank and Trust’s IBE unit and Oriental International Bank), respectively. As of December 31, 2004, investment securities available-for-sale and held-to-maturity not pledged amounted to $722,262,000 and $652,578,000 respectively. As of December 31, 2004, mortgage loans not pledged amounted to $214,264,000.

NOTE 5 – OTHER ASSETS

Other assets at December 31, 2004 and June 30, 2004 include the following:

	(In thousands)
	December 31, 2004	June 30, 2004
Investment in equity options	$20,328	$16,536
Deferred charges	4,145	4,786
Prepaid expenses	3,258	2,507
Investment in Statutory Trusts	2,170	2,170
Goodwill	2,021	2,021
Accounts receivable and other assets, net	6,225	4,969

	$38,147	$32,989

NOTE 6 – SUBORDINATED CAPITAL NOTES

Subordinated capital notes amounted to $72,166,000 at December 31, 2004 and June 30, 2004.

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

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 360 basis points (6.16% at December 31, 2004 and 5.20% at June 30, 2004) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. In August 2004, the Group entered into a $35 million notional amount interest rate swap to fix the cost of the subordinate capital notes of the Statutory Trust I. This contract matures on December 18, 2006. The second of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 295 basis points (5.51% at December 31, 2004 and 4.55% at June 30, 2004), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes.

The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition. Interest on these subordinated capital notes and the amortization of related issuance costs are accounted for as interest expense on an accrual basis.

The trust redeemable preferred securities are treated as Tier-1 capital for regulatory purposes. On May 6, 2004, the Federal Reserve Board issued proposed rules that would continue to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. As proposed, the Federal Reserve’s rule would retain trust preferred securities as an element of Tier I regulatory capital, but with stricter quantitative limitations following a three-year period. Under the proposed rule, as of March 31, 2007, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier I capital which are identified in the proposed rule, may not exceed 25% of a bank holding company’s Tier I capital, net of goodwill. As of the date of this Form 10-Q, the 25% limitation is limited to the aggregate amount of only trust preferred securities and cumulative perpetual preferred stock, and is calculated on a basis that includes goodwill. The Federal Reserve also indicated with respect to its proposal that it expected “internationally active banking organizations” to limit the amount of restricted core capital elements included in Tier I capital to 15% of the sum of all core capital elements, net of goodwill. The proposed rules do not clarify what constitutes an “internationally active banking organization”.

NOTE 7 – OTHER BORROWINGS

At December 31, 2004, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase (“reverse repurchase agreements”) at December 31, 2004 mature as follows: within 30 days – $1,433,628,000; and between 31 to 90 days – $904,198,000.

At December 31, 2004, the contractual maturities of advances from the FHLB and term notes by fiscal year are as follows:

	(In thousands)
Year Ending	Advances from
June 30,	FHLB	Term Notes
2006	$75,000	$—
2007	175,000	15,000
2010	50,000	—

	$300,000	$15,000

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

The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to fix the cost of short-term borrowings for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity. As required by the SFAS No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

On August 31 and September 30, 2004, the Group entered into two agreements to purchase a total $68.1 million of fixed rate mortgage loans from another financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on a variable interest rate equal to 150 basis points plus 90 days LIBOR. A swap has been accounted for in the Group’s unaudited consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates. The notional amount and the fixed interest rates of this swap will always be identical to the outstanding aggregate purchase mortgage loans amounts and interest rates.

In December 2004, the Group bought five hundred US 10 years Notes March 2005 and five hundred US 10 years Notes June 2005 put options contracts. The objective of these purchases was to protect the fair value of $100 million U.S. Treasury Notes which are currently classified as available-for-sale securities. This strategy is part of the Group’s hedge program for managing the available for sale portfolio in a rising interest rate environment.

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

The changes in fair value of the swap agreements used to hedge securities sold under agreement to repurchase, the subordinate capital notes of the Statutory Trust I and the mortgage loans purchased, the put options purchased to hedge the fair value of the $100 million U.S. Treasury Notes, the interest rate swap agreements and the options embedded in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.

The Group’s swaps (excluding those used to manage exposure to the stock market outstanding and those described above used to hedge the mortgage loans purchased) and their terms at December 31, 2004 and June 30, 2004 are set forth in the table below:

	(Dollars in thousands)
	December 31,	June 30,
	2004	2004
Swaps:
Pay fixed swaps notional amount	$885,000	$900,000
Weighted average pay rate – fixed	3.44%	3.47%
Weighted average receive rate – floating	2.34%	1.25%
Maturity in months	11 to 70	3 to 76
Floating rate as a percent of LIBOR	100%	100%

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of December 31, 2004 and June 30, 2004 is as follows:

	Notional Amount
	(In thousands)
	December 31,	June 30,
Type of Contract:	2004	2004
Cash Flows Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreement to repurchase	$850,000	$900,000
Subordinated Capital Notes	35,000	—
Purchased mortgage loans	64,449	—

	$949,449	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$224,235	$227,260
Embedded options on stock indexed deposits	214,964	218,884
Put options used to manage exposure to change in fair value of Treasury Notes	891	—

	$440,090	$446,144

During the six-month periods ended December 31, 2004 and 2003, losses of $322,000 and $660,000, respectively, were charged to earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the six-month periods ended December 31, 2004 and 2003, unrealized losses totaling $13.5 million and unrealized gains totaling $5.4 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $426,000 and $557,000 were charged to earnings during the six-month periods ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, to fix the cost of short-term borrowings and hedge the mortgage loan purchased represented a liability of $19.5 million and $13.8 million, respectively, presented in accrued expenses and other liabilities; the US 10 year notes put options represent an other asset of $891,000 as of December 31, 2004; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $20.3 million and $16.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.9 million and $16.2 million, respectively, recorded in deposits.

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

Stock Dividend

On November 30, 2004, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2004. As a result, a total of 2,260,396 shares of common stock were distributed on January 17, 2005 (1,993,711 shares of common stock were issued and 266,685 were distributed from the Group’s treasury stock account.) For purposes of the computation of income per common share, cash dividend and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying unaudited consolidated financial statements.

Treasury Stock

On March 26, 2003, the Group’s Board of Directors announced the authorization of a new program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program superseded the ongoing repurchase program established earlier. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The Group makes such repurchases from time to time, in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The Group repurchased 15,800 shares of its common stock, for $394,000, during the six-month period ended December 31, 2003. No repurchases were made during the six-month period ended December 31, 2004 under this program.

NOTE 10 – SEGMENT REPORTING:

The Group segregates its businesses into the following major reportable segments: Banking, Treasury and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production and fees generated.

Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, the Group may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using another institution as issuer. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans for others.

The Treasury segment encompasses all of the Group’s assets and liability management activities such as: purchases and sales of investment securities, interest rate risk management and funding derivatives and borrowings.

Financial services is comprised of the Bank’s trust division (Oriental Trust), the brokerage subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales, corporate and individual trust and retirement services, as well as pension plan administration services.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended December 31, 2004 and 2003:

Unaudited — quarters ended December 31, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

December 31, 2004
Interest income	$13,319	$34,585	$13	$47,917	—	$47,917
Interest expense	(3,810)	(21,045)	—	(24,855)	—	(24,855)

Net interest income	9,509	13,540	13	23,062	—	23,062
Non-interest income	5,377	2,601	3,965	11,943	—	11,943
Non-interest expenses	(11,772)	(906)	(2,830)	(15,508)	—	(15,508)
Intersegment revenue	905	—	—	905	(905)	—
Intersegment expense	—	(234)	(671)	(905)	905	—
Provision for loan losses	(1,105)	—	—	(1,105)	—	(1,105)

Income before income taxes	$2,914	$15,001	$477	$18,392	$—	$18,392

December 31, 2003
Interest income	$18,343	$23,717	$25	$42,085	$—	$42,085
Interest expense	(5,052)	(14,087)	—	(19,139)	—	(19,139)

Net interest income	13,291	9,630	25	22,946	—	22,946
Non-interest income	1,130	3,913	4,314	9,357		9,357
Non-interest expenses	(11,154)	(741)	(2,708)	(14,603)		(14,603)
Intersegment revenue	1,103	—	—	1,103	(1,103)	—
Intersegment expense	—	(100)	(1,003)	(1,103)	1,103	—
Provision for loan losses	(1,014)	—	—	(1,014)	—	(1,014)

Income before income taxes	$3,356	$12,702	$628	$16,686	$—	$16,686

Unaudited — six-month periods ended December 31, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

December 31, 2004
Interest income	$26,932	$65,911	$21	$92,864	—	$92,864
Interest expense	(8,342)	(37,807)	—	(46,149)	—	(46,149)

Net interest income	18,590	28,104	21	46,715	—	46,715
Non-interest income	9,378	5,274	7,695	22,347	—	22,347
Non-interest expenses	(23,711)	(1,384)	(5,595)	(30,690)	—	(30,690)
Intersegment revenue	1,917	—	—	1,917	(1,917)	—
Intersegment expense	—	(517)	(1,400)	(1,917)	1,917	—
Provision for loan losses	(1,805)	—	—	(1,805)		(1,805)

Income before income taxes	$4,369	$31,477	$721	$36,567	$—	$36,567

Total assets as of December 31, 2004	$802,594	$3,555,585	$11,536	$4,369,715	$(201,545)	$4,168,170

December 31, 2003
Interest income	$27,524	$51,885	$42	$79,451	$—	$79,451
Interest expense	(9,621)	(27,985)	—	(37,606)	—	(37,606)

Net interest income	17,903	23,900	42	41,845	—	41,845
Non-interest income	9,742	3,637	8,918	22,297		22,297
Non-interest expenses	(23,506)	(1,159)	(5,318)	(29,983)		(29,983)
Intersegment revenue	1,817	—	—	1,817	(1,817)	—
Intersegment expense	—	(191)	(1,626)	(1,817)	1,817	—
Provision for loan losses	(2,354)	—	—	(2,354)	—	(2,354)

Income before income taxes	$3,602	$26,187	$2,016	$31,805	$—	$31,805

Total assets as of December 31, 2003	$803,615	$2,763,093	$10,932	$3,577,640	$(233,397)	$3,344,243

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

EITF 03-1 is effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. On September 8, 2004, the FASB decided to issue two new proposed FASB Staff Positions (“FSP”) related to the application of paragraph 16 of the EITF 03-1.The first FSP would provide the implementation guidance for securities subject to paragraph 16 of EITF 03-1 and the second one which would delay the effective date for the application guidance of such paragraph indefinitely until the first FSP is finalized and approved. On December 31, 2004, the FASB voted unanimously to expand the scope of the deferral to include paragraphs 10 through 20 of the EITF 03-1(i.e., steps 2 and 3 of the impairment model). The FASB emphasized that the guidance in paragraphs 6 through 9 of EITF 03-1 (step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions provided in EITF 03-01. The implementation of EITF 03-1 is not expected to have a significant effect on the Group’s financial condition.

FASB Statement No. 123 (revised 2004) — Accounting for Stock-Based Compensation

On December 16, 2004 the Financial Accounting Standard Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Group will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

At December 31, the Group had four stock-based employee compensation plans, which are described more fully in Note 1. At present, the Group accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted during previous fiscal periods under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Please refer to the Table included in Note 1 for an illustration of the effect in net income and earnings per share if the Group had applied the fair value recognition provisions.

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
     (In thousands, except for per shares information)

	Quarter Period			Six-Month Period
EARNINGS, PER SHARE AND DIVIDENDS DATA:	2004	2003	Variance %	2004	2003	Variance %

Interest income	$47,917	$42,085	13.9%	$92,864	$79,451	16.9%
Interest expense	(24,855)	(19,139)	29.9%	(46,149)	(37,606)	22.7%

Net interest income	23,062	22,946	0.5%	46,715	41,845	11.6%
Provision for loan losses	(1,105)	(1,014)	9.0%	(1,805)	(2,354)	-23.3%

Net interest income after provision for loan losses	21,957	21,932	0.1%	44,910	39,491	13.7%
Non-interest income	11,943	9,357	27.6%	22,347	22,297	0.2%
Non-interest expenses	(15,508)	(14,603)	6.2%	(30,690)	(29,983)	2.4%

Income before income taxes	18,392	16,686	10.2%	36,567	31,805	15.0%
Income tax benefit (expense )	123	(998)	-112.3%	(645)	(2,558)	-74.8%

Net income	18,515	15,688	18.0%	35,922	29,247	22.8%
Less: dividends on preferred stock	(1,200)	(1,200)	0.0%	(2,401)	(1,797)	33.6%

Net income available to common shareholders	$17,315	$14,488	19.5%	$33,521	$27,450	22.1%

Income per common share (1):
Basic	$0.71	$0.67	6.0%	$1.38	$1.27	8.7%

Diluted	$0.68	$0.63	7.9%	$1.32	$1.20	10.0%

Average shares and potential shares (1)	25,435	22,944	10.9%	25,361	22,877	10.9%

Book value per common share (1)				$10.78	$7.15	50.8%

Market price at end of period (1)				$28.31	$23.36	21.2%

Cash dividends declared per common share (1)	$0.14	$0.13	7.7%	$0.27	$0.25	8.0%

Cash dividends declared on common shares	$3,464	$2,770	25.1%	$6,582	$5,275	24.8%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.78%	1.95%		1.81%	1.84%

Return on average common equity (ROE)	27.26%	41.28%		27.42%	35.27%

Efficiency ratio	47.88%	47.60%		48.12%	51.17%

Expense ratio	0.62%	0.89%		0.72%	0.88%

Interest rate spread	2.11%	2.85%		2.27%	2.71%

Interest rate margin	2.31%	2.96%		2.46%	2.79%

Number of financial centers				23	23

(1)	Data adjusted to give retroactive effect to stock dividends declared on the Group’s common stock.

PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF DECEMBER 31, 2004 and JUNE 30, 2004

	December 31,	June 30,
	2004	2004	Variance %
Total financial assets
Trust assets managed	$1,770,938	$1,670,651	6.0%
Broker-dealer assets gathered	1,237,960	1,051,812	17.7%

Assets managed	3,008,898	2,722,463	10.5%
Assets owned	4,168,170	3,725,695	11.9%

Total financial assets managed and owned	$7,177,068	$6,448,158	11.3%

Investments and loans
Investments securities	$3,300,029	$2,846,750	15.9%
Loans (including loans held-for-sale), net	771,709	743,456	3.8%
Securities sold but not yet delivered	688	47,312	-98.6%

	$4,072,426	$3,637,518	12.0%

Deposits and borrowings
Deposits	$1,065,923	$1,024,349	4.1%
Securities sold under agreements to repurchase	2,337,826	1,895,865	23.3%
Other borrowings	315,000	387,166	-18.6%
Securities purchased but not yet delivered	87	89,068	-99.9%

	$3,718,836	$3,396,448	9.5%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	265,056	226,667	16.9%

	$333,056	$294,667	13.0%

Capital Ratios:
Leverage capital	10.53%	11.24%	-6.3%

Tier 1 risk-based capital	41.51%	37.91%	9.5%

Total risk-based capital	42.23%	38.61%	9.4%

OVERVIEW OF FINANCIAL PERFORMANCE

Introduction

The Group’s diversified mix of businesses produces both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as brokerage, fiduciary services, investment banking, insurance and pension administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial markets fluctuations and other external factors, the Group’s commitment is to produce a balanced and growing revenue stream.

Net Income

For the quarter ended December 31, 2004, the Group’s net income was $17.3 million, an increase of 19.5%, from the $14.5 million reported in the second quarter ended December 31, 2003. Earnings per diluted share increased to $0.68 for the quarter ended December 31, 2004, up 7.9% from $0.63 for the corresponding period last year. Earnings per share for the quarter ended December 31, 2004 reflected 10.9% more average shares outstanding as a result of the March 2004 secondary offering, which raised $51.5 million.

For the first six months of fiscal 2005, Group’s net income was $33.5 million, a 22.1% increase when compared with $27.5 million reported for the first six months of fiscal 2004. On a per diluted share basis, earnings rose 10.0% from $1.20 to $1.32. For the six month period ended December 31, 2004, earnings per share reflected 11.0% more average shares outstanding, the result of the aforementioned secondary offering, as well as dividends paid on the September 2003 preferred offering, which raised $33.1 million.

The diluted per share calculations for the three months and six months ended December 31, 2004 and 2003 have been adjusted from previously reported results to take into account additional incentive stock options required by an anti-dilutive provision in compensation agreements with certain executives. This provision requires the Group to adjust stock options granted to avoid any form of dilution, including dilution resulting from stock dividends, cash dividends, and additional offerings of common stock by the Group. Although all stock options granted to these executives pursuant to the Group’s incentive stock option plans have been adjusted to account for stock dividends, no additional adjustments were made to reflect the Group’s issuances of common stock in 1994 and 2004, and the quarterly cash dividends declared on its common stock. The Compensation Committee of the Group’s Board of Directors has not made a final determination on this matter.

The Group has increased the number of options used in the calculation of fully diluted shares by 188,000 for the three month and six month periods ended December 31, 2004 and 2003, which represents the Group’s estimate of the additional options affecting these periods. The effect is to reduce per diluted share results by approximately one cent per share for each quarter beginning with the three month period ended December 31, 2003.

Return on Assets & Common Equity

The return on average assets (ROA) for the quarter ended December 31, 2004 was 1.78% compared to 1.95% in the prior year quarter. ROA for the six-months ended December 31, 2004 was 1.81% compared to 1.84% in the prior year period. Return on average equity (ROE) for the quarter ended December 31, 2004 was 27.26% compared to 41.28% in the prior year quarter. ROE for the six months ended December 31, 2004 was 27.42% compared to 35.27% in the prior year period. The year over year change in ROA and ROE reflects the aforementioned increase in the Group’s equity base.

Net Interest Income after Provision for Loan Losses

Net interest income after provision for loan losses increased 0.1% for the quarter ended December 31, 2004, reaching $22.0 million, compared with $21.9 million for the same period in the previous fiscal year. Higher interest income on increased investment securities volume was offset in part by lower average yields and higher interest rates on borrowings. Net interest margin for the December 2004 quarter was 2.31% compared to 2.96% in the prior year quarter. Investment yields declined as the Group continued to reposition the portfolio, shifting into shorter-term government securities and away from longer-term, mortgage-backed securities. Interest income from commercial loans increased 92.3% on increased volume, reflecting the success of the Group’s expanded lending program, partially offsetting a decline in interest income from mortgages loans as a consequence of higher sales volumes of conventional mortgages and lower production. For the six-month period ended December 31, 2004, net interest income after provision for loan losses reached $44.9 million, against $39.5 million for the same six-month period a year earlier, an increase of 13.7%.

Non-Interest Income

Non-interest income totaled $11.9 million for the quarter ended December 31, 2004, compared with $9.4 million in the same fiscal 2004 quarter, an increase of 27.6%. Performance in the quarter reflects increases in banking service revenues, mortgage banking activities and securities, derivatives and trading activities, partially offset by a decrease in revenues from financial services due to the temporarily reduced market for public finance activities in Puerto Rico. For the six-month period ended December 31, 2004, total non-interest income increased 0.2%, to $22.3 million when compared to the previous year six month period.

Non-Interest Expenses

For the quarter ended December 31, 2004, non-interest expenses increased 6.2%, to $15.5 million as compared to $14.6 million in the quarter ended December 31, 2003. The increase was mainly due to increases in professional and service fees and in advertising and business promotion, in part due to the impact on the requirements of the Sarbanes Oxley Act and the strategy to strengthen and integrate our banking and financial services franchise. For the six months ended December 31, 2004, non-interest expenses were only up by 2.4%, reflecting tight cost controls. For the quarter ended December 31, 2004, the efficiency ratio was 47.88% compared to 47.60% in the year ago quarter. For the six months ended December 31, 2004, the efficiency ratio was 48.12% compared to 51.17% for the same period of fiscal 2004. The Group computes its efficiency ratio dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investments securities.

Income Tax Expense

The income tax benefit was $123,000 for the quarter ended December 31, 2004, as compared with a provision for income taxes of $998,000 for the quarter ended December 31, 2003. The tax benefit for 2004 takes into account, among other things, the expiration of certain tax contingencies. Also, the current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code of 1994, as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.

Group’s Financial Assets

The Group’s total financial assets include owned assets and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At December 31, 2004, total financial assets reached $7.177 billion, an increase of 11.3% compared to $6.448 billion at June 30, 2004. The increase was largely due to an increase of 11.9% in owned assets, when compared to June 30, 2004, along with an increase of 10.5% in assets managed by the trust and broker-dealer when compared to June 30, 2004. Owned assets, the Group’s largest financial assets component, are approximately 98% owned by the Group’s banking subsidiary.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of Individual Retirement Accounts (“IRA”) products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At December 31, 2004, total assets managed by the Group’s trust division and CPC amounted to $1.771 billion, 6.0% more than the $1.671 billion reported at June 30, 2004. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap programs. At December 31, 2004, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.237 billion compared to $1.052 billion as of June 30, 2004. Both financial asset components reflect the Group’s success attracting financial assets as well as improved equity market conditions.

Interest Earning Assets

The investment portfolio amounted to $3.301 billion as of December 31, 2004, a 16.0% increase, compared to $2.847 billion as of June 30, 2004, while the loan portfolio increased 3.8% to $771.7 million as of December 31, 2004, compared to $743.5 million as of June 30, 2004. The increase in the size of the investment portfolio reflects purchases of shorter-term triple-A government agency paper and general obligation bonds, as opposed to mortgage-backed securities, for both available-for-sale and held-to-maturity accounts.

The increase in the size of the loan portfolio reflects increased commercial and consumer loan production partially offset by recent sales of conventional mortgages. Commercial loan production totaled $26.4 million for the second quarter of fiscal 2005, 77.4% higher over a year ago quarter and 11.4% higher than previous quarter production, which totaled $23.7 million. Consumer loan production increased by 547.6%, over the prior year quarter and 7.8% sequentially, to $5.5 million. Real estate loans totaled $640 million, 4.8% higher than the year ago quarter and 9.5% lower than the September 2004 quarter, reflecting the increased sales volume of conventional mortgages during the second quarter of fiscal 2005.

Interest Bearing Liabilities

Deposits increased 4.1% from $1.024 billion as of June 30, 2004, to $1.066 billion as of December 31, 2004. This performance reflects the Group’s strategy of attracting longer-term checking, savings and from consumer, professional and commercial customers, based on the Group’s total capabilities to service their needs, rather than certificates of deposit. Total borrowings as of December 31, 2004 reached $2.725 billion, a 19.4% increase when compared to $2.283 billion as of June 30, 2004. This increase reflects the Group’s use of repurchase agreements, coupled with interest rate swaps, to finance asset growth and fix funding costs over multi-year periods.

Stockholders’ Equity

Stockholders’ equity as of December 31, 2004, was $333.1 million, a 13.0% increase from $294.7 million as of June 30, 2004. This increase reflects the impact of earnings retention and the increase in unrealized gains on the securities available-for-sale portfolio from the fourth quarter of fiscal 2004 to the second quarter of fiscal 2005.

Dividends

During the quarter ended December 31, 2004, the Group declared $3.5 million in cash dividends, a 25.0% increase when compared to $2.8 million declared for the same period a year ago. The Group also declared a 10% stock dividend paid to holders of record as of December 31, 2004.

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2004	2003*	in %	2004	2003*	in BP	2004	2003*	in %
A - TAX EQUIVALENT SPREAD

Interest-earning assets	$47,917	$42,085	13.9%	4.79%	5.43%	(64)	$4,003,142	$3,100,568	29.1%
Tax equivalent adjustment	11,096	8,969	23.7%	1.11%	1.16%	(5)	—	—	0.0%

Interest-earning assets - tax equivalent	59,013	51,054	15.6%	5.90%	6.59%	(69)	4,003,142	3,100,568	29.1%
Interest-bearing liabilities	24,855	19,139	29.9%	2.68%	2.58%	10	3,710,797	2,969,029	25.0%

Tax equivalent net interest income / spread	$34,158	$31,915	7.0%	3.22%	4.01%	(79)	$292,345	$131,539	122.2%

Tax equivalent interest rate margin				3.42%	4.12%	(70)

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$34,983	$29,030	20.5%	4.45%	4.91%	(46)	$3,146,872	$2,364,257	33.1%
Investment management fees	(492)	(410)	20.0%	-0.06%	-0.07%	(1)	—	—	0.0%

Total investment securities	34,491	28,620	20.5%	4.38%	4.84%	(46)	3,146,872	2,364,257	33.1%
Trading securities	1	9	-88.9%	0.24%	2.26%	(202)	1,670	1,592	4.9%
Money market investments	105	53	98.1%	2.16%	1.94%	22	19,461	10,903	78.5%

	34,597	28,682	20.6%	4.37%	4.83%	(46)	3,168,003	2,376,752	33.3%

Loans:
Real estate (1)	11,235	11,994	-6.3%	6.32%	7.31%	(99)	710,597	655,868	8.3%
Commercial	1,544	803	92.3%	6.06%	6.45%	(39)	101,931	49,823	104.6%
Consumer	541	606	-10.7%	9.57%	13.37%	(380)	22,611	18,125	24.8%

	13,320	13,403	-0.6%	6.38%	7.41%	(103)	835,139	723,816	15.4%

	47,917	42,085	13.9%	4.79%	5.43%	(64)	4,003,142	3,100,568	29.1%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	51,755	47,390	9.2%
Now Accounts	226	220	2.7%	1.06%	1.18%	(12)	85,459	74,603	14.6%
Savings	242	313	-22.7%	1.02%	1.44%	(42)	95,290	86,821	9.8%
Certificates of Deposit	6,437	7,230	-11.0%	3.23%	3.42%	(19)	796,944	845,188	-5.7%

	6,905	7,763	-11.1%	2.68%	2.95%	(27)	1,029,448	1,054,002	-2.3%

Borrowings:
Repurchase agreements	11,592	4,263	171.9%	2.03%	1.12%	91	2,283,806	1,520,029	50.2%
Interest rate risk management	2,987	4,069	-26.6%	0.52%	1.07%	(55)	—	—	0.0%
Financing fees	168	112	50.0%	0.03%	0.03%	0	—	—	0.0%

Total repurchase agreements	14,747	8,444	74.6%	2.58%	2.22%	36	2,283,806	1,520,029	50.2%
FHLB advances	2,005	2,069	-3.1%	2.58%	2.69%	(11)	310,377	307,832	0.8%
Subordinated capital notes	1,129	825	36.8%	6.26%	4.57%	169	72,166	72,166	0.0%
Term notes	69	38	81.6%	1.84%	1.01%	83	15,000	15,000	0.0%

	17,950	11,376	57.8%	2.68%	2.38%	30	2,681,349	1,915,027	40.0%

	24,855	19,139	29.9%	2.68%	2.58%	10	3,710,797	2,969,029	25.0%

Net interest income / spread	$23,062	$22,946	0.5%	2.11%	2.85%	(74)

Interest rate margin				2.31%	2.96%	(65)

Excess of average interest-earning assets over average interest-bearing liabilities							$292,345	$131,539	122.2%

Average interest-earning assets over average interest-bearing liabilities ratio							107.88%	104.43%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Investments	$8,847	$(2,932)	$5,915
Loans (1)	1,912	(1,995)	(83)

	10,759	(4,927)	5,832

Interest Expense:
Deposits	(187)	(671)	(858)
Repurchase agreements	5,254	1,049	6,303
Other borrowings	19	252	271

	5,086	630	5,716

Net Interest Income	$5,673	$(5,557)	$116

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

TABLE 1A - FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2004	2003*	in %	2004	2003*	in BP	2004	2003*	in %

A - TAX EQUIVALENT SPREAD

Interest-earning assets	$92,864	$79,451	16.9%	4.89%	5.30%	(41)	$3,795,805	$2,997,766	26.62%
Tax equivalent adjustment	21,167	15,870	33.4%	1.12%	1.06%	6	—	—	0.00%

Interest-earning assets - tax equivalent	114,031	95,321	19.6%	6.01%	6.36%	(35)	3,795,805	2,997,766	26.62%
Interest-bearing liabilities	46,149	37,606	22.7%	2.62%	2.59%	3	3,526,701	2,904,520	21.42%

Tax equivalent net interest income / spread	$67,882	$57,715	17.6%	3.39%	3.77%	(38)	$269,104	$93,246	188.60%

Tax equivalent interest rate margin				3.58%	3.85%	(27)

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$67,039	$53,116	26.2%	4.53%	4.71%	(18)	$2,962,126	$2,257,376	31.22%
Investment management fees	(958)	(804)	19.2%	-0.06%	-0.07%	(1)	—	—	0.00%

Total investment securities	66,081	52,312	26.3%	4.46%	4.63%	(17)	2,962,126	2,257,376	31.22%
Trading securities	2	14	-85.7%	0.41%	2.01%	(160)	975	1,393	-30.01%
Money market investments	171	92	85.9%	1.65%	1.86%	(21)	20,788	9,880	110.40%

	66,254	52,418	26.4%	4.44%	4.62%	(18)	2,983,889	2,268,649	31.53%

Loans:
Real estate (1)	22,558	24,312	-7.2%	6.50%	7.33%	(83)	694,529	663,515	4.67%
Commercial	3,002	1,477	103.2%	6.24%	6.30%	(6)	96,264	46,889	105.30%
Consumer	1,050	1,244	-15.6%	9.94%	13.30%	(336)	21,123	18,713	12.88%

	26,610	27,033	-1.6%	6.55%	7.42%	(87)	811,916	729,117	11.36%

	92,864	79,451	16.9%	4.89%	5.30%	(41)	3,795,805	2,997,766	26.62%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	0	50,728	54,810	-7.45%
Now Accounts	438	381	15.0%	1.06%	1.07%	(1)	82,931	71,397	16.15%
Savings	472	537	-12.1%	1.02%	1.23%	(21)	92,623	87,022	6.44%
Certificates of Deposit	12,513	14,385	-13.0%	3.16%	3.52%	(36)	793,112	817,425	-2.97%

	13,423	15,303	-12.3%	2.63%	2.97%	(34)	1,019,394	1,030,654	-1.09%

Borrowings:
Repurchase agreements	18,856	8,447	123.2%	1.79%	1.12%	67	2,109,690	1,505,246	40.16%
Interest rate risk management	7,388	8,273	-10.7%	0.70%	1.10%	(40)	—	—	0.00%
Financing fees	311	220	41.4%	0.03%	0.03%	0	—	—	0.00%

Total repurchase agreements	26,555	16,940	56.8%	2.52%	2.25%	27	2,109,690	1,505,246	40.16%
FHLB advances	4,002	3,960	1.1%	2.58%	2.67%	(9)	310,451	296,750	4.62%
Subordinated capital notes	2,046	1,329	54.0%	5.67%	4.67%	100	72,166	56,870	26.90%
Term notes	123	74	66.2%	1.64%	0.99%	65	15,000	15,000	0.00%

	32,726	22,303	46.7%	2.61%	2.38%	23	2,507,307	1,873,866	33.80%

	46,149	37,606	22.7%	2.62%	2.59%	3	3,526,701	2,904,520	21.42%

Net interest income / spread	$46,715	$41,845	11.6%	2.27%	2.71%	(44)

Interest rate margin				2.46%	2.79%	(33)

Excess of average interest-earning assets over average interest-bearing liabilities							$269,104	$93,246	188.60%

Average interest-earning assets over average interest-bearing liabilities ratio							107.63%	103.21%

C. Changes in net interest income due to:	Volume	Rate	Total
Interest Income:
Investments	$15,952	$(2,116)	$13,836
Loans (1)	2,894	(3,317)	(423)

	18,846	(5,433)	13,413

Interest Expense:
Deposits	(169)	(1,711)	(1,880)
Repurchase agreements	7,946	1,669	9,615
Other borrowings	607	201	808

	8,384	159	8,543

Net Interest Income	$10,462	$(5,592)	$4,870

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Typically, bank liabilities reprice in tandem with changes in short-term rates, while many asset positions are affected by longer-term rates. The Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the quarter ended December 31, 2004, net interest income amounted to $23.1 million, a 0.5% increase from $22.9 million in the same period of the previous fiscal year. The increase was due to a positive volume variance of $5.5 million, partially offset by a negative rate variance of $5.4 million. Interest rate spread dropped 74 basis points, to 2.11% from 2.85% in the second quarter of fiscal 2004. This was due principally to a decrease of 64 basis points in the combined average yield of investments and loans, along with a 10 basis point increase in the average cost of funds.

For the six-month period ended December 31, 2004, net interest income amounted to $46.7 million, up 11.6% from $41.8 million for the six-month period ended December 31, 2003, while the interest rate spread declined 44 basis points to 2.27%. Net interest income increase was mainly due to a positive volume variance of $10.5 million, partially offset by a negative rate variance of $5.7 million.

For the quarter ended December 31, 2004, interest income totaled $47.9 million, a 13.9% increase from $42.1 million in the same period of the previous fiscal year. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. For the quarter ended December 31, 2004, the average balance of total interest-earning assets grew 29.1%, to $4.003 billion versus $3.101 billion for the same period of the previous fiscal year, with the increase concentrated in the investment portfolio which increased 33.1%.

On a year-to-date basis, interest income increased 16.9% to $92.9 million from $79.5 million reported for the first six months of fiscal 2004. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. Investments average balances for the six-month period ended December 31, 2004 reached $2.984 billion, 31.5% higher than the $2.269 billion for the same period of previous fiscal year. Total average loans for the six-month period ended December 31, 2004 were $811.9 million, an increase of 11.4% when compared to $729.1 million reported for the comparable previous fiscal year period.

The average balance of investments increased by 33.1%, to $3.168 billion for the quarter ended December 31, 2004 from $2.377 billion for the same period a year ago. The average balance of total loans grew by 15.4%, to $835.1 million for the quarter ended December 31, 2004 from $723.8 million for the quarter ended December 31, 2003. Most of the increase comes from the commercial loans portfolio average balance, which increased by 104.6%, to $101.9 million for the quarter ended December 31, 2004 from $49.8 million for the quarter ended December 31, 2003. The increase in commercial loans reflects the success of the Group’s expanded commercial lending effort launched in fiscal 2004. Most of the Group’s commercial loans are secured by real estate.

For the quarter ended December 31, 2004, the average yield on interest-earning assets was 4.79%, 64 basis points lower than the 5.43% reported in the same period a year ago. The decline in the average yield was primarily due to a decrease on the yield of the loan portfolio, 6.38% for the second quarter ended December 31, 2004, versus 7.41% for the corresponding period of the previous fiscal year. The decrease in the yield of the loan portfolio is due to the prepayments of higher rate mortgage loans, purchases of $69.1 million in variable rate mortgage loans during the first quarter which have lower yields than the fixed rate mortgage loans and to the consumer loans promotional campaigns. Investment yields also declined as the Group continued to reposition the portfolio, shifting into shorter-term government securities and away from longer-term, mortgage-backed securities. The yield for the investment portfolio dropped 46 basis points to 4.37% in the second quarter of fiscal 2005 from 4.83% reported for the comparable quarter of fiscal 2004.

For the six-month period ended December 31, 2004, the average yield on interest-earning assets was 4.89%, 41 basis points lower than the 5.30% reported in the same period a year ago. Likewise, the main reason for this decrease is the yield dilution in the loan portfolio that dropped 86 basis points when compared to the yield of the previous fiscal year loan portfolio.

For the quarter ended December 31, 2004, interest expense increased 29.9%, to $24.9 million from $19.1 million for the year ago quarter. A volume variance of $5.2 million accounted for this increase as average borrowing balances increased 40.0% to $2.681 billion when compared to $1.915 billion for the same period of the previous fiscal year. For the six-month period ended December 31, 2004, interest expense amounted to $46.1 million, 22.7% higher than the $37.6 million reported for the same period of previous fiscal year. This increase, like the one reflected for the quarter ended December 31, 2004, was driven by a volume variance of $8.3 million as the average balance of borrowings increased in a similar trend as to the one experienced during the quarter.

For the quarter ended December 31, 2004, the cost of deposits decreased 27 basis points to 2.68% as compared to 2.95% in the year ago quarter. The decline in the cost of deposits was primarily due to management’s decision to reduce the use of higher-cost retail certificates of deposit in favor of lower-cost borrowings coupled with interest rate swaps as a cost effective source to fund the growth of interest earning assets and to fix these costs over multi-year periods. Higher average balances of repurchase agreements, Federal Home Loan Bank of New York (“FHLB”) advances and subordinated capital notes were used to fund the growth of the Group’s loan and investment portfolios, which resulted in both the increase in the average interest-bearing liabilities and the increase in costs of borrowings in the quarter versus the comparable year ago period. For the quarter ended December 31, 2004, the cost of borrowings increased 30 basis points to 2.68% as compared to 2.38% in the year ago quarter. While the cost of FHLB advances decreased 11 basis points (to 2.58% versus 2.69% for the quarter ended December 31, 2003), term notes and subordinated capital notes increased 83 and 169 basis points, respectively (to 1.84% and 6.26%, versus 1.01% and 4.57% for the quarter ended December 31, 2003, respectively), and repurchase agreements increased 36 basis points (to 2.58% from 2.22% for the quarter ended December 31, 2003), reflecting the effect of rates increases by the Board of Governors of the Federal Reserve System. The cost of repurchase agreements was partially offset by a 55 basis points reduction in the Group’s hedging costs for the quarter ended December 31, 2004 as the Group’s use of interest rate swaps in rising rate environment partially offset rising borrowing costs.

For the six-month period ended December 31, 2004 the cost of borrowings was 2.61%, a 23 basis points increase from 2.38% reported for the previous fiscal year to date. As in the quarter, the interest bearing liabilities components that experienced the higher increase in costs were the repurchase agreements (2.52%, versus 2.25% reported for the comparable period of fiscal 2004), the term notes (1.64%, versus 0.99%) and the subordinated capital notes (5.67%, versus 4.67%). The cost of FHLB funds declined (to 2.58%, from 2.67%).

TABLE 2 - NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
    (Dollars in thousands)

	Quarter Period			Six-Month Period
	2004	2003	Variance %	2004	2003	Variance %

Mortgage banking activities	$3,476	$1,708	103.5%	$5,532	$4,454	24.2%
Commissions and fees from fiduciary activities	2,103	2,145	-2.0%	4,130	4,304	-4.0%
Commissions and fees from brokerage and insurance activities	1,814	2,149	-15.6%	3,482	4,553	-23.5%

Non-banking service revenues	7,393	6,002	23.2%	13,144	13,311	-1.3%

Fees on deposit accounts	1,222	1,182	3.4%	2,466	2,375	3.8%
Bank service charges and commissions	583	486	20.0%	1,150	944	21.8%
Other operating revenues	103	41	151.2%	243	86	182.6%

Banking service revenues	1,908	1,709	11.6%	3,859	3,405	13.3%

Securities net activity	2,398	2,247	6.7%	5,642	6,211	-9.2%
Derivatives net activity	248	(608)	140.8%	(322)	(660)	51.2%
Trading net activity	(32)	(17)	-88.2%	(33)	(9)	-266.7%

Securities, derivatives and trading activities	2,614	1,622	61.2%	5,287	5,542	-4.6%

Other non-interest income	28	24	16.7%	57	39	46.2%

Total non-interest income	$11,943	$9,357	27.6%	$22,347	$22,297	0.2%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the broker-dealer subsidiary, investment banking, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

Non-interest income totaled $11.9 million in the quarter ended December 31, 2004, a 27.6% increase when compared to $9.4 million in the same quarter of the previous fiscal year. Performance in the quarter reflects increases in non-banking service revenues, banking service revenues and securities, derivatives and trading activities. For the six-month period ended December 31, 2004, non-interest income increased 0.2%, to $22.3 million. Performance in the six month period reflects increased banking service revenues and similar year over year income levels from non-banking service revenues and securities, derivatives and trading activities.

Non-banking service revenues, generated from trust, mortgage banking, brokerage and insurance activities, is one of the principal components of non-interest income. For the quarter ended December 31, 2004, these revenues increased 23.2% to $7.4 million, from $6.0 million for the year ago quarter. Brokerage and insurance commissions and commissions and fees from fiduciary activities declined 15.6% and 2.0%, respectively, to $1.8 million and $2.1 million, from $2.1 million both in the year-ago quarter. Mortgage banking activities, which benefited from a greater volume of mortgage loan securitization and sales, totally offset these results showing an increase of 103.5%, when comparing the $3.5 million current quarter activity to $1.7 million in the year ago quarter. On a year-to-date basis, non-banking service revenues totaled $13.1 million compared to $13.3 million a year ago. The year over year comparisons for both the quarter and six months reflected the temporarily reduced market for public finance activities in Puerto Rico which affects revenues from brokerage and investment banking activities.

Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended December 31, 2004, these revenues increased 11.6% to $1.9 million from $1.7 million in the year ago quarter. Fees on deposit accounts increased 3.4% to $1.222 million from $1.182 million in the year ago quarter. Bank service charges and commissions increased 20.0% to $583,000 from $486,000 in the year ago quarter. Such increases were mainly driven by the strategy of strengthening the Group’s banking franchise by expanding its ability to attract deposits and build relationships with consumer, professional and commercial customers through aggressive marketing and the expansion of our sales force. For the six-month period ended December 31, 2004, bank service revenues increased 13.3% to $3.9 million, from $3.4 million reported for the same period of fiscal 2004.

For the quarter ended December 31, 2004, the net gain from securities, derivatives and trading activities was $2.6 million, compared to $1.6 million for the year ago quarter. For the quarter, derivatives net gain was $248,000 compared to a loss of $608,000 for the same quarter of last year, and securities net activity increased 6.7%, to $2.4 million compared to $2.3 million. On a year-to-date basis, net gain on securities, derivatives and trading activities amounted to $5.3 million or 4.6% less than previous year’s activity of $5.5 million. For the period, derivatives activities resulted in a loss of $322,000 compared to a loss of $660,000, and securities net activity declined 9.2%, to $5.6 million compared to $6.2 million. Derivatives net activity for the quarter and the six months reflects favorable valuations of the swaps that the Group uses to partially offset the cost of higher interest rates on repurchase agreements.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
    (Dollars in thousands)

	Quarter Period			Six-Month Period
	2004	2003	Variance %	2004	2003	Variance %

Compensation and employees’ benefits	$5,911	$5,719	3.4%	$12,679	$11,774	7.7%
Occupancy and equipment	2,549	2,324	9.7%	5,050	4,618	9.4%
Advertising and business promotion	2,282	2,097	8.8%	3,599	4,167	-13.6%
Professional and service fees	1,705	1,435	18.8%	3,380	3,075	9.9%
Communication	393	471	-16.6%	843	924	-8.8%
Loan servicing expenses	447	464	-3.7%	896	927	-3.3%
Taxes, other than payroll and income taxes	451	433	4.2%	902	865	4.3%
Electronic banking charges	500	396	26.3%	1,015	781	30.0%
Printing, postage, stationery and supplies	226	295	-23.4%	474	589	-19.5%
Insurance, including deposits insurance	194	198	-2.0%	392	393	-0.3%
Other operating expenses	850	771	10.3%	1,460	1,870	-21.9%

Total non-interest expenses	$15,508	$14,603	6.2%	$30,690	$29,983	2.4%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	38.1%	39.2%		41.3%	39.3%

Compensation to total assets	0.57%	0.68%		0.61%	0.70%

Average compensation per employee (annualized)	$44.4	$41.1		$48.3	$43.0

Average number of employees	533	556		525	548

Bank assets per employee	$7,820	$6,015		$7,939	$6,103

Total work force (1):
Banking operations				453	461
Trust operations				59	59
Brokerage and Insurance operations				42	41

Total workforce				554	561

Non-interest expenses for the quarter ended December 31, 2004, increased 6.2% to $15.5 million from $14.6 million in the comparable period of the previous fiscal year, with the efficiency ratio totaling to 47.88% compared to 47.60% in the quarter ended December 31, 2003. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investments securities. For the six-month period ended December 31, 2004, non-interest expenses amounted to $30.7 million, a 2.4% increase over the $30.0 million recorded for the same period of fiscal 2004.

The dollar increase in non-interest expenses in the quarter reflects the Group’s spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and support risk management processes as well as recent and future growth. Also, these results include one-time expenses for new technology to increase efficiencies and implement Sarbanes-Oxley Act Section 404 provisions regarding management’s assessment of internal controls over financial reporting. Consequently, expenses have been pared in other areas, consistent with management’s goal of limiting expense growth to those areas that directly contribute to increase the efficiency, service quality and profitability of the Group.

Employee compensation and benefits is the largest non-interest expense category. For the quarter ended December 31, 2004, total compensation and benefits amounted to $5.9 million, a 3.4% increase compared to $5.7 million for the same period in the previous fiscal. For the first six months of fiscal 2005, employee compensation and benefits increased 7.7% to $12.7 million. Increases in the quarter and in the year to date period reflect the expansion of the sales force, salary increases and the recruitment of experienced high-level management in order to generate a higher volume of business and improve operations.

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended December 31, 2004, amounted to $9.6 million, a 7.9% increase compared to $8.9 million for the same period in the previous fiscal year. For the first six months of fiscal 2005, other non-interest expenses amounted to $18.0 million, a decrease of 1.1% when compared to $18.2 million reported for the same period of fiscal 2004.

Occupancy and equipment expenses increased 9.7%, from $2.3 million in the quarter ended December 31, 2003, to $2.5 million in the second quarter of fiscal 2005. For the first six months of fiscal 2005, these expenses increased 9.4% from the $4.6 million recorded during the first six months of fiscal 2004. These increases were mainly due to the upgrading of financial center technology and infrastructure which commenced during fiscal 2004 in line with the Group’s growth strategy.

Advertising and business promotion for the quarter ended December 31, 2004, increased 8.8% to $2.3 million versus $2.1 million in the year ago quarter. For the first six months of fiscal 2005, advertising and business promotion decreased to $3.6 million or 13.6% from the $4.2 million reported for the first six months of fiscal 2004. Such activity was mainly due to management’s strategy of re-distributing the marketing expenses for the first six months of this fiscal year as the Group continues its selective promotional campaign to enhance the market recognition of new and existing products to increase fee-based revenues and to strengthen the banking and financial services franchise.

Professional and service fees for the quarter ended December 31, 2004, increased 18.8% to $1.7 million from $1.4 million in the year ago quarter. For the first six months of fiscal 2005, professional and service fees increased 9.9% to $3.4 million, from $3.1 million reported for the same period of fiscal 2004. The increase in the period was due to the effect of reviews performed by advisors in specific operational areas to improve financial and operational performances and one-time expenses associated with Sarbanes-Oxley Act Section 404 provisions.

The aggregated decrease in communication, municipal and other general taxes, insurance, printing, postage, stationery and supplies, and other operating expenses is principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
    (Dollars in thousands)

	Quarter Period		Change in	Six-Month Period		Change in
	2004	2003	%	2004	2003	%
Beginning balance	$7,860	$5,889	33.5%	$7,553	$5,031	50.1%
Provision for loan losses	1,105	1,014	9.0%	1,805	2,354	-23.3%
Net credit losses — see Table 5	(1,400)	(883)	58.6%	(1,793)	(1,365)	31.4%

Ending balance	$7,565	$6,020	25.7%	$7,565	$6,020	25.7%

Selected Data and Ratios:
Outstanding gross loans at December 31,	$779,274	$717,447	8.6%	$779,274	$717,447	8.6%

Recoveries to net charge-off’s	12.5%	26.3%	-52.5%	19.6%	29.8%	-34.2%

Allowance coverage ratio
Total loans				0.97%	0.84%	15.7%

Non-performing loans				25.12%	20.36%	23.4%

Non-real estate non-performing loans				184.69%	168.58%	9.6%

TABLE 5 - NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003
    (Dollars in thousands)

	Quarter Period		Change in	Six-Month Period		Change in
	2004	2003	%	2004	2003	%
Mortgage
Charge-offs	$(1,052)	$(249)	-322.5%	$(1,197)	$(249)	-380.7%
Recoveries	—	—	—	—	—	—

	(1,052)	(249)	-322.5%	(1,197)	(249)	-380.7%

Commercial
Charge-offs	(106)	(408)	74.0%	(129)	(522)	75.3%
Recoveries	25	22	13.6%	104	38	173.7%

	(81)	(386)	79.0%	(25)	(484)	94.8%

Consumer
Charge-offs	(442)	(541)	-18.3%	(904)	(1,173)	-22.9%
Recoveries	175	293	-40.3%	333	541	-38.4%

	(267)	(248)	7.7%	(571)	(632)	-9.7%

Net credit losses
Total charge-offs	(1,600)	(1,198)	33.6%	(2,230)	(1,944)	14.7%
Total recoveries	200	315	-36.5%	437	579	-24.5%

	$(1,400)	$(883)	58.6%	$(1,793)	$(1,365)	31.4%

Net credit losses to average loans outstanding:
Mortgage	0.59%	0.15%		0.34%	0.08%

Commercial	0.32%	3.10%		0.05%	2.07%

Consumer	4.72%	5.47%		5.41%	6.75%

Total	0.67%	0.49%		0.44%	0.37%

Average loans:
Mortgage	$710,597	$655,868	8.3%	$694,529	$663,515	4.7%
Commercial	101,931	49,808	104.6%	96,264	46,869	105.4%
Consumer	22,611	18,140	24.6%	21,123	18,733	12.8%

Total	$835,139	$723,816	15.4%	$811,916	$729,117	11.4%

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004
    (Dollars in thousands)

	December 31,	June 30,	Change in	December 31,
	2004	2004	%	2003
Allowance for loan losses breakdown:
Mortgage	$3,200	$3,861	-17.1%	$2,555
Consumer	1,775	1,462	21.4%	1,943
Commercial	2,027	1,317	53.9%	545
Unallocated allowance	563	913	-38.3%	977

	$7,565	$7,553	0.2%	$6,020

Allowance composition:
Mortgage	42.3%	51.1%		42.4%
Consumer	23.5%	19.4%		32.3%
Commercial	26.8%	17.4%		9.1%
Unallocated allowance	7.4%	12.1%		16.2%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended December 31, 2004, totaled $1.1 million, a 9.0% increase from the $1.0 million reported for the same period of the previous fiscal year. For the first six months of fiscal 2005, the provision amounted to $1.8 million, a 23.3% decrease, when compared to $2.4 million reported a year earlier. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first six months of fiscal of 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level.

Net credit losses for the quarter increased 58.6%, from $883,000 in the quarter ended December 31, 2003, to $1.4 million in the quarter ended December 31, 2004. The increase was primarily due to $803,000 increment in net credit losses for real estate loans when compared to the same period in the previous fiscal year. For the first six months of fiscal 2005, net credit losses average ratio was 0.44%, an increase of 7 basis points from the 0.37% reported for the same period of prior fiscal year. The allowance for loan losses to total loans increased to 0.97%, compared to 0.84% last year, reflecting the Group’s increased commercial and consumer lending activity. Net charge-offs to average loans outstanding increased to 0.67%, compared to 0.49% in the year-ago quarter. While non-performing loans of $30.1 million as of December 31, 2004 were 1.9% higher than as of December 31, 2003, they were 2.6% lower than as of June 30,2004 and 11.2% lower than as of March 31, 2004.

Mortgage loans net credit losses for the quarter and six-month periods ended December 31, 2004, were $1.052 million and $1.197 million respectively and were the main reason for the increases in net credit losses. During the quarter ended December 31, 2004, the increase in mortgage loans net charge-offs was due to charge-offs of approximately $1.0 million on four mortgage loans.

Commercial loans net credit losses amounted to $81,000 and $25,000 for the quarter and six-month periods ended December 31, 2004, which represent decreases of 79.0% and 94.8%, respectively, when compared to the same periods of the previous fiscal year. Almost all the commercial lending that the Group is originating is collateralized by real estate.

For the quarter ended December 31, 2004, net credit losses on consumer loans were $267,000, an increase of 7.7%, when compared with the quarter ended December 31, 2003, when the Group had net credit losses of $248,000. However, for the six-month period ended December 31, 2004, net charge-offs on consumer loans were $571,000, which represents a decrease of 9.7%, when compared with the six-month period ended December 31, 2003, in which the Group had net credit losses of $632,000.

At December 31, 2004, the Group’s allowance for loan losses amounted to $7.6 million (0.97% of total loans) which is in line with the $7.6 million (1.01% of total loans) reported at June 30, 2004. Consumer and commercial loan allowances represent the greatest increases of 21.4% and 53.9%, or $313,000 and $710,000, respectively, when compared with balances recorded at June 30, 2004. The mortgage loans allowance decreased 17.1%, or $661,000, when compared to $3.9 million recorded at June 30, 2004.

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

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At December 31, 2004, the total investment in impaired commercial loans was $1.476 million. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. Impaired commercial loans at June 30, 2004 were $714,912.

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

FINANCIAL CONDITION

TABLE 7 — BANK ASSETS SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004
(Dollars in thousands)

	December 31,	June 30,	Variance	December 31,
	2004	2004	%	2003
Investments:
Mortgage-backed securities	$2,314,759	$2,467,384	-6.2%	$2,359,249
U.S. Government and agency obligations	819,019	206,977	295.7%	22,555
P.R. Government and agency obligations	112,953	115,846	-2.5%	120,132
Other investment securities	26	20,636	-99.9%	11,515
Short-term investments	25,112	7,747	224.2%	3,645
FHLB stock	28,160	28,160	—	22,537

	3,300,029	2,846,750	15.9%	2,539,633

Loans:
Mortgage	640,209	644,964	-0.7%	611,138
Commercial, mainly secured by real estate	108,944	81,572	33.6%	18,006
Consumer	24,554	18,659	31.6%	53,971

Loans receivable	773,707	745,195	3.8%	683,115
Allowance for loan losses	(7,565)	(7,553)	0.2%	(6,020)

Loans receivable, net	766,142	737,642	3.9%	677,095
Mortgage loans held for sale	5,567	5,814	-4.2%	34,332

Total loans receivable, net	771,709	743,456	3.8%	711,427

Securities sold but not yet delivered	688	47,312	-98.50%	7,304

Total securities and loans	4,072,426	3,637,518	12.0%	3,258,364

Other assets:
Cash and due from banks	9,843	9,284	6.0%	7,746
Accrued interest receivable	21,289	19,127	11.3%	19,341
Premises and equipment, net	17,571	18,552	-5.3%	18,503
Deferred tax asset, net	6,207	7,337	-15.4%	7,155
Foreclosed real estate, net	2,687	888	202.6%	601
Other assets	38,147	32,989	15.6%	32,533

Total other assets	95,744	88,177	8.6%	85,879

Total assets	$4,168,170	$3,725,695	11.9%	$3,344,243

Investments portfolio composition:
Mortgage-backed securities	70.1%	86.7%		92.9%
U.S. Government and agency obligations	24.8%	7.3%		0.9%
P.R. Government and agency obligations	3.4%	4.1%		4.7%
FHLB stock, short term investments and debt securities	1.7%	1.9%		1.5%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage (1)	82.9%	86.7%		90.0%
Commercial, mainly secured by real estate	14.0%	10.9%		2.5%
Consumer	3.1%	2.4%		7.5%

	100.0%	100.0%		100.0%

(1)	Includes loans held for sale.

At December 31, 2004, the Group’s total assets amounted to $4.168 billion, an increase of 11.9%, when compared to $3.726 billion at June 30, 2004. At December 31, 2004, interest-earning assets were $4.072 billion, a 12.0% increase compared to $3.638 billion at June 30, 2004.

Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market investments, U.S. government bonds, mortgage-backed securities, CMO’s and Puerto Rico Government Municipal Bonds. At December 31, 2004, the investment portfolio increased 16.0%, to $3.301 billion, from $2.847 billion as of June 30, 2004. The increase reflects the purchases of US and Puerto Rico Government securities and, in the second quarter of fiscal 2005, sales of 30-year maturity mortgage backed securities and collateralized mortgage obligations. These activities are in line with the Group’s strategy in a rising rate environment of investing in fixed and variable rate, short- and medium-term government securities, and the sale of longer-term, mortgage backed securities.

At December 31, 2004, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 3.8%, to $771.7 million when compared to $743.5 million at June 30, 2004. This was principally due to an increase in commercial and consumer loans, which increased by 33.6% and 31.6%, respectively, to $108.9 million and $24.6 million, when compared to $81.6 million and $18.7 million at June 30, 2004. Such increases reflect the Group’s strategy to expand the commercial and consumer loan portfolios. During the second quarter of fiscal 2005, commercial loan production amounted to $26.4 million, an increase of 77.4% over a year ago and 11.5% sequentially, while consumer loan production expanded 547.6% over the prior year quarter and 7.8% sequentially, to $5.5 million. This was partially offset by a reduction in the mortgage loan portfolio as a result of the combined effect of higher sales volume of conventional mortgages with lower mortgage production in the first half of fiscal 2005. Mortgage production of $55.9 million declined 29.7% compared to the prior year quarter, but with new management installed in the business in December 2004, production increased 2.8% from the September 2004 quarter and is expected to continue to increase going forward.

TABLE 8 - NON-PERFORMING ASSETS
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004
(Dollars in thousands)

	December 31,	June 30,	Change in	December 31,
	2004	2004	%	2003
Non-performing assets:
Non- Accruing Loans	$19,533	$23,714	-17.6%	$21,990
Accruing Loans	10,587	7,224	46.6%	7,574

Total Non-performing loans	30,120	30,938	-2.6%	29,564
Foreclosed real estate	2,687	888	202.6%	601

	$32,807	$31,826	3.1%	$30,165

Non-performing assets to total assets	0.79%	0.85%	-7.9%	0.90%

TABLE 11 — NON-PERFORMING LOANS
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004
(Dollars in thousands)

	December 31,	June 30,	Change in	December 31,
	2004	2004	%	2003
Non-performing loans:
Mortgage	$26,024	$27,651	-5.9%	$25,993
Commercial, mainly secured by real estate	3,739	2,954	26.6%	3,356
Consumer	357	333	7.2%	215

Total	$30,120	$30,938	-2.6%	$29,564

Non-performing loans composition:
Mortgage	86.4%	89.4%		87.9%
Commercial, mainly secured by real estate	12.4%	9.5%		11.4%
Consumer	1.2%	1.1%		0.7%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	3.87%	4.12%	-6.1%	4.12%

Total assets	0.72%	0.83%	-12.9%	0.88%

Total capital	9.04%	10.50%	-13.9%	13.23%

At December 31, 2004, the Group’s non-performing assets totaled $32.8 million (0.79% of total assets) versus $31.8 million (0.85% of total assets) at June 30, 2004. Foreclosed real estate properties increased 202.6%, to $2.7 million, when compared to $888,000 reported as of June 30, 2004.

Non-performing commercial loans, mainly collateralized by real estate, increased 26.6%, from $3.0 million as of June 30, 2004, to $3.7 million as of December 31, 2004. This increase was mainly due to the inclusion of two commercial loans with balances of $344,000 and $247,000, respectively, both secured by real estate. Non-performing mortgage loans decreased 5.9%, to $26.0 million as of December 31, 2004, when compared to the June 30, 2004 non-performing levels of $27.7 million. Such decrease is mainly due to a more aggressive effort made by management to foreclose the properties held as collateral. The commercial and residential real estate loan portfolios are well collateralized and the Group does not expect any major losses in such portfolios.

At December 31, 2004, the allowance for loan losses to non-performing loans coverage ratio was 25.12%. Detailed information concerning each of the items that comprise non-performing assets follows:

•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At December 31, 2004, the Group’s non-performing mortgage loans totaled $26.0 million (86.4% of the Group’s non-performing loans) a 5.9% decrease from the $27.7 million (89.4% of the Group’s non-performing loans) reported at June 30, 2004. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2004, the Group’s non-performing commercial loans amounted to $3.7 million (12.4% of the Group’s non-performing loans), a 26.6% increase from $3.0 million reported at June 30, 2004 (9.5% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2004, the Group’s non-performing consumer loans amounted to $357,000 (1.2% of the Group’s total non-performing loans), a 7.2% increase from the $333,000 reported at June 30, 2004 (1.1% of total non-performing loans).

•	Foreclosed real estateis initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004

	December 31,	June 30,	Variance	December 31,
(Dollars in thousands)	2004	2004	%	2003
Deposits:
Non - interest bearing deposits	$57,367	$44,622	28.6%	$40,942
Now accounts	100,828	81,644	23.5%	74,976
Savings accounts	96,657	88,459	9.3%	87,335
Certificates of deposit	809,330	807,783	0.2%	872,516

	1,064,182	1,022,508	4.1%	1,075,769
Accrued interest payable	1,741	1,841	-5.4%	1,982

	1,065,923	1,024,349	4.1%	1,077,751

Borrowings:
Repurchase agreements	2,337,826	1,895,865	23.3%	1,605,647
Advances from FHLB	300,000	300,000	0.0%	301,000
Term notes	72,166	15,000	381.1%	15,000
Subordinated capital notes	15,000	72,166	-79.2%	72,166

	2,724,992	2,283,031	19.4%	1,993,813

Securities purchased but not yet received	87	89,068	-99.9%	317

Total deposits and borrowings	3,791,002	3,396,448	11.6%	3,071,881
Other liabilities	44,112	34,580	27.6%	48,845

Total liabilities	$3,835,114	$3,431,028	11.8%	$3,120,726

Deposits portfolio composition percentages:
Non — interest bearing deposits	5.4%	4.4%		3.8%
Now accounts	9.5%	8.0%		7.0%
Savings accounts	9.1%	8.7%		8.1%
Certificates of deposit	76.0%	78.9%		81.1%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	85.8%	83.0%		80.5%
Advances from FHLB	11.0%	13.1%		15.1%
Subordinated capital notes	0.6%	3.2%		3.6%
Term notes	2.6%	0.7%		0.8%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$2,337,826	$1,895,865		$1,605,647

Daily average outstanding balance	$2,109,690	$1,597,720		$1,505,246

Maximum outstanding balance at any month-end	$2,398,861	$1,895,865		$1,626,237

At December 31, 2004, the Group’s total liabilities reached $3.835 billion, 11.8% higher than the $3.431 billion reported at June 30, 2004. Deposits and borrowings, the Group’s funding sources, amounted to $3.791 billion at December 31, 2004, an increase of 11.6% when compared to $3.396 billion reported at June 30, 2004.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes and lines of credit. At December 31, 2004, borrowings amounted to $2.725 billion, 19.4% greater than the $2.283 billion at June 30, 2004. The increase is due to an increase of 23.3% in repurchase agreements, reflecting the funding needed to maintain the Group’s investment and loan portfolio growth. Also, it reflects the Group’s strategy in fiscals 2004 and 2005 to use low cost repurchase agreements, coupled with interest rate swaps, to fix these costs over multi-year periods.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $300 million as of December 31, 2004, and June 30, 2004.

At December 31, 2004, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.066 billion, up 4.1%, compared to the $1.024 billion reported as of June 30, 2004. Such increase is due in part to the Company’s success opening accounts as part of its expanded commercial and consumer lending businesses, as well as that of the Oriental Preferred program of bank services and accounts.

TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF DECEMBER 31, 2004, 2003 and JUNE 30, 2004
(In thousands, except for per share data)

	December 31,	June 30,	Variance	December 31,
	2004	2004	%	2003
Capital data:
Stockholders’ equity	$333,056	$294,667	13.0%	$223,517

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.53%	11.24%	-6.3%	10.50%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$438,058	$408,007	7.4%	$327,866

Minimum Tier 1 Capital Required	$166,420	$145,209	14.6%	$124,883

Tier 1 Risk-Based Capital Ratio	41.51%	37.98%	9.3%	32.66%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$438,058	$408,007	7.4%	$327,866

Minimum Tier 1 Risk-Based Capital Required	$42,209	$42,966	-1.8%	$40,151

Total Risk-Based Capital Ratio	42.23%	38.69%	9.1%	33.26%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$445,623	$415,560	7.2%	$333,886

Minimum Total Risk-Based Capital Required	$84,417	$85,932	-1.8%	$80,301

Stock data:
Outstanding common shares, net of treasury (1)	24,598	24,208	1.6%	21,765

Book value (1)	$10.78	$9.36	15.2%	$7.15

Market Price at end of period	$28.31	$24.61	15.0%	$23.36

Market capitalization	$696,369	$595,729	16.9%	$508,500

	December 31,	December 31,	Variance
	2004	2003	%
Common dividend data:
Cash dividends declared	$6,582	$5,275	24.8%

Cash dividends declared per share (1)	$0.27	$0.25	8.0%

Payout ratio	19.64%	19.22%	2.2%

Dividend yield	2.12%	2.32%	-8.6%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
Fiscal 2005
December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004 (1)	$26.64	$22.76	$0.13

Fiscal 2004 (1)
June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

December 31, 2003	$23.77	$19.88	$0.13

September 30, 2003	$22.30	$19.28	$0.12

Fiscal 2003 (1)
June 30, 2003	$21.77	$17.90	$0.12

March 31, 2003	$17.96	$16.58	$0.12

December 31, 2002	$17.03	$13.12	$0.12

September 30, 2002	$16.69	$13.72	$0.10

(1)	Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

At December 31, 2004, the Group’s total stockholders’ equity was $333.1 million, a 13.0% increase, when compared to $294.7 million at June 30, 2004. This increase was due to earnings retention from operations and to an accumulated other comprehensive income of $8.3 million income as of December 31, 2004 as compared with the accumulated comprehensive loss of $36.1 million recorded as of June 30, 2004. Accumulated other comprehensive loss, net, consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.

At December 31, 2004, accumulated unrealized loss, net of tax on derivatives designated as cash flow hedges was $18.6 million, a $1.5 million increase, when compared to an accumulated unrealized loss of $17.1 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $18.5 million at December 31, 2004, after a $9.8 million positive change, when compared with an accumulated unrealized loss of $28.3 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at December 31, 2004 includes an unrealized loss amounting to $22.3 million related to securities transferred to the held-to-maturity category, most of which occurred during the first quarter of fiscal 2004. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

On November 30, 2004, the Group declared $3.5 million in cash dividends, a 25.0% increase when compared to $2.8 million declared for the same period a year ago. The Group also declared a 10% stock dividend paid to holders of record as of December 31, 2004.

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2004, the Group’s market capitalization for its outstanding common stock was $696.4 million ($28.31 per share).

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

The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group utilizes various derivative instruments for hedging credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8- Derivatives Activities of the accompanying financial statements for more information related to the Group’s swaps, including those used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index, and other derivatives instruments used by the Group for hedging credit and market risk.

During the quarters ended December 31, 2004 and 2003, gains of $248,000 and losses of $608,000 respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the first six months of fiscal 2005 and 2004, these losses amounted to $322,000 and $660,000, respectively. For the quarter ended December 31, 2004, unrealized gains of $3.4 million on derivatives designated as cash flow hedges were included in other comprehensive income. For the first six months of fiscal 2004, unrealized losses of $13.5 million on derivatives designated as cash flow hedges were included in other comprehensive income. Effectiveness of $82,000 and ineffectiveness of $540,000 was charged to earnings during the quarters ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, to fix the cost of short-term borrowings and hedge the mortgage loan purchased represented a liability of $19.5 million and $13.8 million, respectively, presented in accrued expenses and other liabilities; the US 10 year notes put options represent an other asset of $891,000 as of December 31, 2004; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $20.3 million and $16.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.9 million and $16.2 million, respectively, recorded in deposits.

Rate changes expose the Group to changes in net interest income. The result of the sensitivity analysis on net interest income on a hypothetical 200 basis points rate increase, as of December 31, 2004, for the next twelve months would be a decrease of $16.4 million (17.45%). The change for the same period, utilizing a hypothetical declining rate scenario of 50 basis points, would be an increase of $7.0 million or 7.49%. Both hypothetical rate scenarios consider a gradual change of +200 and -50 basis points during the twelve-month period. The decreasing rate scenario has a floor of .25%. These estimated changes are within the policy guidelines established by the Board of Directors.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of December 31, 2004, the Group had approximately $3.246 billion in securities and other investments available to cover liquidity needs. Securitizable loans provide additional asset-driven liquidity. These sources, in addition to the Group’s 11.58% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Group may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. The FHLB requires the Group to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2004, the Group has an additional borrowing capacity with the FHLB of $37.4 million.

The Bank also utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective brokered deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations and non-profit organizations. The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC.

As of December 31, 2004, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $25.0 million. No borrowings were made during the quarter ended December 31, 2004 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rates are negotiated at the time of the transactions. The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitments to make loans and purchase investments and its ability to generate funds.

The principal source of funding for the Group is the dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities. The Group meets its cash obligations and pays dividends to its common and preferred stockholders primarily through such dividends. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

Changes in statutes and regulations, including tax laws and rules

The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of its international banking entities. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have an affect on the Group’s results of operations and financial condition.

Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. In November 2003, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

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

Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART — II OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not applicable

(c)	None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Only one matter was submitted and approved at the annual meeting of stockholders held on October 26, 2004, in San Juan, Puerto Rico. Such matter consisted of the election of one director for a one year term expiring in 2005 and three directors for three-year terms expiring in 2007. Following in tabular form are the voting results per nominee:

Nominee	Votes For	Votes Withheld
Juan C. Aguayo, P.E., M.S.C.E.	19, 832,511	60,746

Emilio Rodríguez	19, 398,965	494,292

Alberto Richa	19, 610,842	282,433

Miguel Vázquez Deynes	19, 604,795	288,462

The terms of the following directors continued after the meeting: Pablo I. Altieri, M.D., Diego Perdomo, C.P.A., Francisco Arriví, José Enrique Fernández, Efraín Archilla and Julian S. Inclán.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	A current report on Form 8-K, dated October 26, 2004, reporting under item 2.02, titled “Results of Operations and Financial Condition,” the release of the Group’s financial results for the three-month period ended September 30, 2004.

2.	A current report on Form 8-K, dated December 8, 2004, reporting under item 5.02, titled “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” the appointment of José Rafael Fernández, as President and Chief Executive Officer and member of the Board of Directors.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández

José Rafael Fernández
President and Chief Executive Officer		Dated: February 9, 2005

By:	/s/ Norberto González

Norberto González
Executive Vice President — Acting Chief Financial Officer		Dated: February 9, 2005