Form 10-Q
period 2005-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2005-05-10
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

25,050,825_common shares ($1.00 par value per share)
outstanding as of April 30, 2005

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or future filings by Oriental Financial Group Inc. (the “Group”) with the Securities and Exchange Commission (the “SEC”), in the Group’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” “believe,” “should” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2005 AND JUNE 30, 2004
(In thousands, except share data)

	March 31,	June 30,
	2005	2004
ASSETS

Cash and due from banks	$15,214	$9,284

Investments:
Short term investments	5,231	7,747

Trading securities, at fair value with amortized cost of $264 (June 30, 2004 - $561)	267	574

Investment securities available-for-sale, at fair value with amortized cost of $1,200,799 (June 30, 2004 - $1,533,145):
Securities pledged that can be repledged	573,585	986,165
Other investment securities	612,845	541,242

Total investment securities available-for-sale	1,186,430	1,527,407

Investment securities held-to-maturity, at amortized cost with fair value of $2,013,926 (June 30, 2004 - $1,275,534):
Securities pledged that can be repledged	1,650,349	1,002,041
Other investment securities	382,170	280,821

Total investment securities held-to-maturity	2,032,519	1,282,862

Federal Home Loan Bank (FHLB) stock, at cost	28,160	28,160

Total investments	3,252,607	2,846,750

Securities sold but not yet delivered	179	47,312

Loans:
Mortgage loans held-for-sale, at lower of cost or market	15,489	5,814
Loans receivable, net of allowance for loan losses of $6,980 (June 30, 2004 - $7,553)	843,408	737,642

Total loans, net	858,897	743,456

Accrued interest receivable	23,175	19,127
Premises and equipment, net	16,933	18,552
Deferred tax asset, net	6,347	7,337
Foreclosed real estate, net	4,182	888
Other assets	37,751	32,989

Total assets	$4,215,285	$3,725,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$151,731	$126,296
Savings accounts	93,947	88,463
Certificates of deposit	950,886	809,590

Total deposits	1,196,564	1,024,349

Borrowings:
Securities sold under agreements to repurchase	2,256,295	1,895,865
Advances from FHLB	301,500	300,000
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	2,644,961	2,283,031

Securities purchased but not yet received	56	89,068
Accrued expenses and other liabilities	35,014	34,580

Total liabilities	3,876,595	3,431,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 24,676,148 shares issued (June 30, 2004 - 22,253,084 shares)	24,676	22,253
Additional paid-in capital	186,247	125,206
Legal surplus	32,979	27,425
Retained earnings	66,581	101,723
Treasury stock, at cost, 11,461 shares (June 30, 2004 - 246,441 shares)	(11)	(4,578)
Accumulated other comprehensive loss, net of tax effect of $243 (June 30, 2004 - $4,148)	(39,782)	(45,362)

Total stockholders’ equity	338,690	294,667

Total liabilities and stockholders’ equity	$4,215,285	$3,725,695

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
   (In thousands, except per share data)

	Quarter Period		Nine-month period
	2005	2004	2005	2004
Interest income:
Loans	$13,422	$12,538	$40,030	$39,572
Mortgage-backed securities	24,775	28,243	80,799	76,976
Investment securities	9,299	1,650	19,359	5,241
Short term investments	76	16	247	108

Total interest income	47,572	42,447	140,435	121,897

Interest expense:
Deposits	7,624	7,755	21,047	23,058
Securities sold under agreements to repurchase	16,386	9,083	42,941	26,023
Advances from FHLB and term notes	2,045	2,026	6,170	6,060
Subordinated capital notes	1,107	827	3,152	2,155

Total interest expense	27,162	19,691	73,310	57,296

Net interest income	20,410	22,756	67,125	64,601
Provision for loan losses	660	1,050	2,465	3,404

Net interest income after provision for loan losses	19,750	21,706	64,660	61,197

Non-interest income (losses):
Commissions and fees from brokerage, investment banking, insurance and fiduciary activities	3,348	4,357	10,960	13,215
Banking service revenues	1,828	1,820	5,688	5,225
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,073	1,946	6,606	6,400
Securities available-for-sale	455	3,298	6,026	9,509
Derivatives activities	(623)	(275)	(945)	(935)
Trading securities	(11)	29	26	20
Other	31	24	87	63

Total non-interest income, net	6,101	11,199	28,448	33,497

Non-interest expenses:
Compensation and employees’ benefits	6,618	6,381	19,297	18,155
Occupancy and equipment	2,466	2,465	7,516	7,083
Advertising and business promotion	1,487	1,919	5,086	6,087
Professional and service fees	1,837	1,382	5,216	4,457
Communication	377	463	1,220	1,386
Loan servicing expenses	401	461	1,298	1,387
Taxes, other than payroll and income taxes	463	455	1,365	1,320
Electronic banking charges	517	418	1,532	1,199
Printing, postage, stationery and supplies	210	270	684	859
Insurance, including deposit insurance	187	197	579	591
Other	909	586	2,368	2,456

Total non-interest expenses	15,472	14,997	46,161	44,980

Income before income taxes	10,379	17,908	46,947	49,714
Income tax benefit (expense)	2,671	(1,585)	2,026	(4,143)

Net income	13,050	16,323	48,973	45,571
Less: Dividends on preferred stock	(1,200)	(1,200)	(3,601)	(2,998)

Net income available to common shareholders	$11,850	$15,123	$45,372	$42,573

Income per common share:
Basic	$0.48	$0.68	$1.86	$1.95

Diluted	$0.46	$0.64	$1.78	$1.84

Average common shares outstanding	24,628	22,317	24,481	21,799
Average potential common share-options	862	1,305	948	1,355

	25,490	23,622	25,429	23,154

Cash dividends per share of common stock	$0.14	$0.13	$0.41	$0.38

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
   (In thousands)

CHANGES IN STOCKHOLDERS’ EQUITY:	2005	2004

Preferred stock:
Balance at beginning of period	$68,000	$33,500
Issuance of preferred stock	—	34,500

Balance at end of period	68,000	68,000

Common stock:
Balance at beginning of period	22,253	19,684
Issuance of common stock	—	1,955
Stock options exercised	429	525
Stock dividend	1,994	—

Balance at end of period	24,676	22,164

Additional paid-in capital:
Balance at beginning of period	125,206	57,236
Issuance of common stock	—	52,785
Stock options exercised	3,475	4,270
Stock options implied value	(879)	—
Stock dividend	58,455	14,526
Common stock issuance costs	(10)	(3,206)
Preferred stock issuance costs	—	(1,443)

Balance at end of period	186,247	124,168

Legal surplus:
Balance at beginning of period	27,425	21,099
Transfer from retained earnings	5,554	4,420

Balance at end of period	32,979	25,519

Retained earnings:
Balance at beginning of period	101,723	106,358
Net income	48,973	45,571
Cash dividends declared on common stock	(10,037)	(8,344)
Stock dividend	(64,923)	(46,335)
Cash dividends declared on preferred stock	(3,601)	(2,998)
Transfer to legal surplus	(5,554)	(4,420)

Balance at end of period	66,581	89,832

Treasury stock:
Balance at beginning of period	(4,578)	(35,888)
Stock used (purchased)	94	(394)
Stock dividend	4,473	31,809

Balance at end of period	(11)	(4,473)

Accumulated other comprehensive income (loss), net of deferred tax:
Balance at beginning of period	(45,362)	(309)
Other comprehensive income (loss), net of tax	5,580	(38,225)

Balance at end of period	(39,782)	(38,534)

Total stockholders’ equity	$338,690	$286,676

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
   (In thousands)

	Quarter period		Nine-Month Period
COMPREHENSIVE INCOME	2005	2004	2005	2004

Net income	$13,050	$16,323	$48,973	$45,571

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	(17,889)	9,362	1,860	(38,359)
Realized gains on investment securities available-for-sale included in net income	(455)	(3,298)	(6,026)	(9,509)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	13,583	(13,208)	192	(7,739)
Realized loss on derivatives designated as cash flow hedges included in net income	1,923	4,791	9,311	13,620
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	—	93	—	260
Income tax effect related to unrealized (gain) loss on securities available-for-sale	79	95	243	3,502

Other comprehensive income (loss) for the period	(2,759)	(2,165)	5,580	(38,225)

Comprehensive income	$10,291	$14,158	$54,553	$7,346

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net income	$48,973	$45,571

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees and costs, net	(2,206)	(2,265)
Amortization of premiums and accretion of discounts on investment securities, net	7,240	8,959
Depreciation and amortization of premises and equipment	4,045	3,627
Deferred income tax expense	1,232	303
Provision for loan losses	2,465	3,404
Loss (gain) on:
Sale of securities available-for-sale	(8,279)	(9,509)
Mortgage banking activities	(6,606)	(6,400)
Derivatives activities	945	935
Hedged securities available-for-sale	2,253	—
Originations of loans held-for-sale	(151,776)	(197,432)
Proceeds from sale of loans	87,762	119,553
Net decrease (increase) in:
Trading securities	307	(1,783)
Accrued interest receivable	(4,048)	(1,576)
Other assets	(1,641)	(1,533)
Net increase in:
Accrued interest on deposits and borrowings	6,466	4,255
Other liabilities	1,206	3,422

Total adjustments	(60,635)	(76,040)

Net cash used in operating activities	(11,662)	(30,469)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,378,659)	(1,417,157)
Investment securities held-to-maturity	(370,868)	(263,360)
Net purchases of derivatives instruments	(2,794)	(1,866)
Maturities and redemptions of:
Investment securities available-for-sale	233,035	545,917
Investment securities held-to-maturity	186,090	61,422
Proceeds from sale of:
Investment securities available-for-sale	933,403	549,311
Foreclosure real estate	1,997	797
Loan production:
Origination and purchase of loans, excluding loans held-for-sale, net	(248,086)	(123,418)
Principal repayment of loans	139,531	134,112
Contribution to Statutory Trust II	—	(1,083)
Additions to premises and equipment	(2,426)	(6,118)

Net cash used in investing activities	(508,777)	(521,443)

Cash flows from financing activities:
Net increase in:
Deposits	171,459	8,256
Securities sold under agreements to repurchase	360,430	247,741
Proceeds from:
Advances from FHLB	1,669,202	684,200
Exercise of stock options	3,904	4,795
Repayments of advances from FHLB	(1,667,702)	(503,400)
Issuance of subordinated capital notes	—	35,043
Issuance of common stock, net	(10)	51,534
Issuance of preferred stock, net	—	33,057
Common stock purchased	(165)	(394)
Dividends paid	(13,265)	(8,273)

Net cash provided by financing activities	523,853	552,559

Net increase in cash and cash equivalents	3,414	647
Cash and cash equivalents at beginning of period	17,031	17,097

Cash and cash equivalents at end of period	$20,445	$17,744

Cash and cash equivalents include:
Cash and due from banks	$15,214	$11,651
Short term investments	5,231	6,093

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:	$20,445	$17,744

Interest paid	$66,844	$50,017

Income taxes paid	$554	$1,880

Mortgage loans securitized into mortgage-backed securities	$71,494	$80,071

Investment securities available-for-sale transferred to held-to-maturtity	$565,191	$1,030,436

Accrued dividend payable	$3,454	$3,069

Other comprehensive income (loss) for the period	$5,580	$(38,225)

Securities and loans sold but not yet delivered	$179	$12,188

Securities purchased but not yet received	$56	$14,419

Transfer from loans to foreclosed real estate	$3,244	$708

Stock dividend paid	$64,923	$46,335

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments necessary, to present fairly the consolidated financial condition as of March 31, 2005 and June 30, 2004, and the results of operations for the quarters and nine-month periods ended March 31, 2005 and 2004, and the cash flows for the nine-month periods ended March 31, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2004 has been derived from the Group’s audited Consolidated Financial Statements. The results of operations and cash flows for the nine-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2004, included in the Group’s Annual Report on Form 10-K.

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

The Group assesses the overall risks in its loan portfolio and establishes and maintains an allowance for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group’s loan portfolio. The Group’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio. Any significant changes in these considerations would have an impact on the allowance for loan losses. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses and Non-Performing Assets” for a detailed description of the Group’s estimation process and methodology related to the allowance for loan losses.

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

The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the investees repayment ability on its debt obligations and its cash and capital generation ability.

•	Income Taxes

In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, including statute of limitations and emerging legislation. The Group’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income.

Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. During the period ended March 31, 2005 and 2004, the Group did not record valuation allowances related to its deferred tax assets.

On February 2005, the Governor of Puerto Rico announced during his budget speech, the proposal of a new legislation to impose a special income tax on the financial industry for two years as a transitory measure to a tax reform. The tax is believed to be between 2.5% and 5% on the net interest income. The proposal of this new legislation is still on a very preliminary stage; therefore, the final effect of the proposed special tax for the financial sector on the industry is still not defined.

Stock Option Plans

At March 31, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.

The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options outstanding during the quarters and nine-month periods ended March 31, 2005 and 2004 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions:

			Nine-month period
	Quarter Ended		ended
	March 31,		March 31,
	2005	2004	2005	2004
(In thousands, except for per share data)
Net income, as reported	$13,050	$16,323	$48,973	$45,571
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	413	356	1,156	1,099

Pro forma net income	12,637	15,967	47,817	44,472
Less: Dividends on preferred stock	(1,200)	(1,200)	(3,601)	(2,998)

Pro forma net income available to common shareholders	$11,437	$14,767	$44,216	$41,474

Earning per share:
Basic – as reported	$0.48	$0.68	$1.86	$1.95

Basic – pro forma	$0.46	$0.66	$1.81	$1.90

Diluted – as reported	$0.46	$0.64	$1.78	$1.84

Diluted – pro forma	$0.45	$0.63	$1.74	$1.79

Average common shares outstanding	24,628	22,317	24,481	21,799
Average potential common share-options	862	1,305	948	1,355

	25,490	23,622	25,429	23,154

The fair value of each option granted during the nine-month periods ended March 31, 2005 and 2004 was $7.56 and $6.90 per option, respectively, as adjusted for the stock dividend effected on December 30, 2004. The fair value of each option granted during the nine-month periods ended March 31, 2005 and 2004 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

The following assumptions were used in estimating the fair value of the options granted:

(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 29% for options granted in the nine-months ended March 31, 2005 (2004 – 33%).

(3)	The expected weighted average dividend yield was 2.23% for options granted in the nine-months ended March 31, 2005 (2004 – 2.28%), after giving retroactive effect to the 10% stock dividend effected on December 30, 2004.

(4)	The weighted average risk-free interest rate was 3.98% for options granted in the six-months ended March 31, 2005 (2004 – 3.81%).

The diluted per share calculations for the three months and nine months ended March 31, 2005 and 2004 have been adjusted from previous reported results to take into account additional incentive stock options required by an anti-dilutive provision in employment agreements with certain executives. This provision requires the Group to adjust stock options granted to avoid any form of dilution, including dilution resulting from stock dividends, cash dividends, and additional offerings of common stock by the Group. Although all stock options granted to these executives pursuant to the Group’s incentive stock option plans had been adjusted to account for stock dividends, no additional adjustments were made to reflect the Group’s issuances of common stock in 1994 and 2004, and the quarterly cash dividends declared on its common stock. On April 5, 2005, in response to a claim presented in 2004 by the Group’s Chairman, the Compensation Committee of the Group’s Board of Directors (the “Compensation Committee”) made a final determination on this matter. It agreed to compensate these executives for the implied value of their exercised options by crediting them the full amount of such implied value upon future exercises of stock options granted under the Group’s incentive stock options plans and by issuing to each executive the number of additional stock options that are required to account for the events of dilution with respect to unexercised options and expired options. Subsequently, the Group has increased the number of options used in the calculation of fully diluted shares by 224,011 for the quarters and nine-month periods ended March 31, 2005 and 2004, which represents the Group’s calculation of the additional options affecting these periods. The effect is to reduce per diluted share results by approximately one cent per share for each quarter beginning with the three-month period ended March 31, 2004.

Also, on April 5, 2005, the Group’s Chairman submitted a claim through the Compensation Committee, related to the implied value of exercised options under the Group’s incentive stock option plans and as part of his employment agreement, claiming the difference between the exercised value and the price which the officer would have paid for each share of common stock, if the options had been adjusted for events of dilution as required. In order to account for the Chairman’s claim and the contingency related to claims from the other executives on the same matter, a liability was established as of March 31, 2005 for $879,000, with a charge to additional paid-in capital. The Chairman’s claim related to the implied value of exercised options was settled on April 13, 2005.

On April 15, 2005, the Group’s Chairman submitted another claim related to the number of additional stock options that in his view he is entitled to account for the dilutive effect of stock options exercised, from time to time, by other participants in the Group’s incentive stock option plans. The Chairman claims that he is entitled to such adjustment under the anti-dilution provision of his employment agreement. This second claim is still under the preliminary stage of consideration by the Compensation Committee and the Group’s legal counsel, and the effect, if any, of the ultimate resolution of this matter can not presently be determined.

NOTE 2 – INVESTMENT SECURITIES:

Short Term Investments

At March 31, 2005 and June 30, 2004, the Group’s short term investments were comprised of money market accounts in the amount of $5,231,000 and $7,747,000, respectively.

Trading Securities

A summary of trading securities owned by the Group at March 31, 2005 and June 30, 2004 is as follows:

	(In thousands)
	March 31,	June 30,
	2005	2004
P.R. Government and agency obligations	$235	$538
Mortgage-backed securities	32	36

Total trading securities	$267	$574

As of March 31, 2005, the Group’s trading portfolio weighted average yield was 5.73% (June 30, 2004 - 5.81%).

Investment securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2005 and June 30, 2004, were as follows:

	March 31, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale

US Treasury securities	$248,697	$—	$5,136	$243,561	3.56%
Puerto Rico Government and agency obligations	45,726	1,275	157	46,844	5.77%
Other debt securities	53,990	217	236	53,971	3.05%

Total investment securities	348,413	1,492	5,529	344,376	3.77%

FNMA and FHLMC certificates	589,947	23	6,874	583,096	4.45%
GNMA certificates	90,467	263	1,081	89,649	3.51%
Collateralized mortgage obligations	171,972	269	2,932	169,309	4.37%

Total mortgage-backed securities	852,386	555	10,887	842,054	4.33%

Total securities available-for-sale	$1,200,799	$2,047	$16,416	$1,186,430	4.17%

Held-to-maturity
US Treasury securities	$798,209	$—	$16,289	$781,920	3.69%
Puerto Rico Government and agency obligations	62,095	11	1,920	60,186	5.33%

Total investment securities	860,304	11	18,209	842,106	3.81%

FNMA and FHLMC certificates	877,376	5,397	6,384	876,389	5.15%
GNMA certificates	269,170	2,176	1,012	270,334	5.29%
Collateralized mortgage obligations	25,669	—	572	25,097	4.22%

Total mortgage-backed securities	1,172,215	7,573	7,968	1,171,820	5.16%

Total securities held-to-maturity	$2,032,519	$7,584	$26,177	$2,013,926	4.59%

Total	$3,233,318	$9,631	$42,593	$3,200,356	4.44%

	June 30, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$208,485	$406	$1,914	$206,977	3.43%
Puerto Rico Government and agency obligations	51,990	1,418	197	53,211	5.79%
Other debt securities	19,350	1,286	—	20,636	6.83%

Total investment securities	279,825	3,110	2,111	280,824	5.35%

FNMA and FHLMC certificates	936,710	3,330	6,736	933,304	4.39%
GNMA certificates	88,409	247	2,059	86,597	3.82%
Collateralized mortgage obligations	228,201	976	2,495	226,682	5.09%

Total mortgage-backed securities	1,253,320	4,553	11,290	1,246,583	4.43%

Total securities available-for-sale	$1,533,145	$7,663	$13,401	$1,527,407	4.39%

Held-to-maturity
Puerto Rico Government and agency obligations	$62,097	$—	$1,437	$60,660	5.33%

Total investment securities	62,097	—	1,437	60,660	5.33%

FNMA and FHLMC certificates	897,119	725	5,406	892,438	5.07%
GNMA certificates	323,646	483	1,693	322,436	5.10%

Total mortgage-backed securities	1,220,765	1,208	7,099	1,214,874	5.08%

Total securities held-to-maturity	$1,282,862	$1,208	$8,536	$1,275,534	5.09%

Total	$2,816,007	$8,871	$21,937	$2,802,941	4.74%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at March 31, 2005, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities
Due within one year	$10,000	$10,090	$—	$—
Due after 1 to 5 years	299,097	293,971	598,518	588,101
Due after 5 to 10 years	4,987	5,250	199,691	193,820
Due after 10 years	34,329	35,065	62,095	60,185

	348,413	344,376	860,304	842,106

Mortgage-backed securties
Due after 1 to 5 years	300	318	—	—
Due after 5 to 10 years	14,463	14,328	—	—
Due after 10 years	837,623	827,408	1,172,215	1,171,820

	852,386	842,054	1,172,215	1,171,820

	$1,200,799	$1,186,430	$2,032,519	$2,013,926

Proceeds from the sale of investment securities available-for-sale during the nine-month period ended March 31, 2005 totaled $885,662,000 (2004 — $561,499,000). Gross realized gains and losses on those sales during the nine-month period ended March 31, 2005 were $10,278,000 and $4,252,000 respectively, (2004 – $11,932,000 and $2,423,000, respectively). During the nine-month periods ended March 31, 2005 and the fiscal year ended June 30, 2004, the Group’s management reclassified, at fair value, $565,191,000 and $1,114,424,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. Unrealized losses on those securities transferred to the held-to-maturity category amounted to $25.3 million at March 31, 2005, and are included as part of the accumulated other comprehensive loss in the unaudited consolidated statement of financial condition. These unrealized losses are amortized over the remaining life of the securities as a yield adjustment.

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$248,697	$(5,136)	$243,561
Puerto Rico Government and agency obligations	3,221	(125)	3,096
Other debt securities	41,955	(236)	41,719
Mortgage-backed-securities	792,592	(10,569)	782,023

	1,086,465	(16,066)	1,070,399

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	1,269	(32)	1,237
Mortgage-backed-securities	16,158	(318)	15,840

	17,427	(350)	17,077

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	248,697	(5,136)	243,561
Puerto Rico Government and agency obligations	4,490	(157)	4,333
Other debt securities	41,955	(236)	41,719
Mortgage-backed-securities	808,750	(10,887)	797,863

	$1,103,892	$(16,416)	$1,087,476

Held-to-maturity

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$798,209	$(16,289)	$781,920
Puerto Rico Government and agency obligations	41,000	(1,762)	39,238
Mortgage-backed securities	516,474	(7,913)	508,561

	1,355,683	(25,964)	1,329,719

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	11,131	(158)	10,973
Mortgage-backed securities	2,727	(55)	2,672

	13,858	(213)	13,645

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	798,209	(16,289)	781,920
Puerto Rico Government and agency obligations	52,131	(1,920)	50,211
Mortgage-backed securities	519,201	(7,968)	511,233

	$1,369,541	$(26,177)	$1,343,364

Securities in an unrealized loss position at March 31, 2005 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at March 31, 2005 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

Loans Receivable

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2005 and June 30, 2004 was as follows:

	(In thousands)
	March 31, 2005	June 30, 2004

Residential mortgage loans	$650,532	$586,498
Home equity loans and secured personal loans	57,536	70,183
Commercial loans, mainly secured by real estate	124,531	81,846
Consumer loans	26,107	18,510

Loans receivable, gross	858,706	757,037
Less: deferred loan fees, net	(8,318)	(11,842)

Loans receivable	850,388	745,195
Allowance for loan losses	(6,980)	(7,553)

Loans receivable, net	843,408	737,642
Mortgage loans held-for-sale	15,489	5,814

Total loans, net	$858,897	$743,456

The Group has entered into three agreements to purchase a total $114.9 million of residential mortgage loans from a mortgage banker in Puerto Rico. As part of the contracts, the mortgage banker guarantees the scheduled timely payments of principal as well as interest on the aggregate outstanding principal balance of the mortgage loans, resulting in a net variable yield to the Group equal to 150 basis points plus the offer quotation of 90 days LIBOR (4.62% at March 31, 2005). Thus, the Group agreed to pay the interest flows from loans in exchange for floating rate flows on an identical notional amount. These fixed rate mortgage loans have exposure to variability in fair value. A swap has been separately accounted for in the Group’s unaudited consolidated financial statements to give effect to the exchange of the fixed rate received loans for the variable rates received from the seller swaps counterparty. Please refer to Note 8, Derivatives Activities.

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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessarily based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the nine-month periods ended March 31, 2005 and 2004.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2005 and June 30, 2004, the total investment in impaired loans was $2.4 million and $715,000 respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired loans for the three-month period ended March 31, 2005 amounted to $2.2 million.

NOTE 4 — PLEDGED ASSETS

At March 31, 2005, residential mortgage loans amounting to $376,217,000 and investment securities amounting to $47,392,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with carrying values totaling $2,223,934,000, $202,142,000, $16,482,000 and $17,443,000 at March 31, 2005, were pledged to secure securities sold under agreements to repurchase, public fund deposits, term notes and interest rate swap agreements, respectively. Also, investment securities with carrying values totaling $201,000 and $1,912,000 at March 31, 2005, were pledged to the Federal Reserve Bank of New York and to the Puerto Rico Treasury Department (for the Oriental Bank and Trust’s IBE unit and Oriental International Bank), respectively.

As of March 31, 2005, investment securities available-for-sale and held-to-maturity not pledged amounted to $610,878,000 and $125,258,000 respectively. As of March 31, 2005, mortgage loans not pledged amounted to $289,804,000.

NOTE 5 – OTHER ASSETS

Other assets at March 31, 2005 and June 30, 2004 include the following:

	(In thousands)
	March 31, 2005	June 30, 2004
Investment in equity options	$18,315	$16,536
Deferred charges	3,891	4,786
Prepaid expenses	3,776	2,507
Income tax receivable	2,687	17
Investment in Statutory Trusts	2,171	2,170
Goodwill	2,006	2,021
Accounts receivable and other assets, net	4,905	4,952

	$37,751	$32,989

NOTE 6 – SUBORDINATED CAPITAL NOTES

Subordinated capital notes amounted to $72,166,000 at March 31, 2005 and June 30, 2004.

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

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 360 basis points (6.72% at March 31, 2005 and 5.20% at June 30, 2004) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. In August 2004, the Group entered into a $35 million notional amount interest rate swap to fix the cost of the subordinated capital notes of the Statutory Trust I. This swap was fixed at a rate of 6.57%. This contract matures on December 18, 2006. The second of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 295 basis points (6.07% at March 31, 2005 and 4.55% at June 30, 2004), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes.

The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition. Interest on these subordinated capital notes and the amortization of related issuance costs are accounted for as interest expense on an accrual basis.

The subordinated capital notes are treated as Tier-1 capital for regulatory purposes. On March 4, 2005, the Federal Reserve Board issued a final rule that continues to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Under this rule, restricted core capital elements, which are trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. In addition, the amount of restricted core capital elements (other than qualifying mandatory convertible preferred securities) that an internationally active bank holding company may include in Tier 1 capital must not exceed 15% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. An internationally active bank holding company is a bank holding company that (i) as of its most recent year-end FR Y-9C reports has total consolidated assets equal to $250 billion or more, or (ii) on a consolidated basis, reports total on-balance sheet foreign exposure of $10 billion or more on its filings of the most recent year-end FFIEC 009 Country Exposure Report.

NOTE 7 – OTHER BORROWINGS

At March 31, 2005, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase (“reverse repurchase agreements”) at March 31, 2005 mature as follows:

Balance
Due within 30 days	$901,119
Due after 30 to 90 days	1,182,951
Due after 90 to 120 days	172,225

$2,256,295

At March 31, 2005, the contractual maturities of advances from the FHLB and term notes by fiscal year are as follows:

	(In thousands)
Year Ending	Advances from
June 30,	FHLB	Term Notes
2005	$1,500
2006	75,000	$—
2007	175,000	15,000
2009	50,000	—

	$301,500	$15,000

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

The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to fix the cost of short-term borrowings that the Group expects to renew for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group.

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

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

The Group has entered into three agreements to purchase a total $114.9 million of residential mortgage loans from a mortgage banker in Puerto Rico. As part of the contracts, the mortgage banker guarantees the scheduled timely payments of principal as well as interest on the aggregate outstanding principal balance of the mortgage loans, resulting in a net variable yield to the Group equal to 150 basis points plus the offer quotation of 90 days LIBOR. Thus, the Group agreed to pay the interest flows from loans in exchange for floating rate flows on an identical notional amount. These fixed rate mortgage loans have exposure to variability in fair value. A swap has been separately accounted for in the Group’s unaudited consolidated financial statements to give effect to the exchange of the fixed rate received loans for the variable rates received from the seller swaps counterparty.

In December 2004, and during the quarter ended March 31, 2005, the Group bought several put options and futures contracts, as hedging instruments. The purpose of these transactions is to protect the fair value of $100 million U.S. Treasury notes which are currently classified as available-for-sale securities. This strategy is part of the Group’s hedge program for managing the available-for-sale portfolio in a rising interest rate environment.

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

The changes in fair value of the swap agreements used to hedge securities sold under agreement to repurchase, the subordinated capital notes of the Statutory Trust I and the mortgage loans purchased, the put options and futures contracts purchased to hedge the fair value of the $100 million U.S. Treasury notes, the interest rate swap agreements and the options embedded in the certificates of deposit are recorded in earnings and in other comprehensive income in accordance with SFAS No. 133, as amended.

The Group’s swaps (excluding those used to manage exposure to the stock market outstanding and those described above used to hedge the mortgage loans purchased) and their terms at March 31, 2005 and June 30, 2004 are set forth in the table below:

	(Dollars in thousands)
	March 31,	June 30,
	2005	2004
Swaps:
Pay fixed swaps notional amount	$885,000	$900,000
Weighted average pay rate – fixed	3.44%	3.47%
Weighted average receive rate – floating	2.83%	1.25%
Maturity in months	8 to 67	3 to 76
Floating rate as a percent of LIBOR	100%	100%

Information pertaining to the notional amounts of the Group’s derivative financial instruments as of March 31, 2005 and June 30, 2004 is as follows:

	Notional Amount
	(In thousands)
	March 31,	June 30,
Type of Contract:	2005	2004
Cash Flows Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreements to repurchase	$850,000	$900,000
Subordinated Capital Notes	35,000	—
Purchased mortgage loans linked swaps	109,641	—

	$994,641	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$226,935	$227,260
Embedded options on stock indexed deposits	210,831	218,884
Other contracts used to manage exposure to change in fair value of Treasury Notes:
Put options	1,305	—
Futures contracts	100	—

	$439,071	$446,144

During the nine-month periods ended March 31, 2005 and 2004, losses of $945,000 and $935,000, respectively, were charged to earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the nine-month periods ended March 31, 2005 and 2004, unrealized gains of $192,000 and unrealized losses of $7.7 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $791,000 and $811,000 were charged to earnings during the nine-month periods ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, to fix the cost of short-term borrowings and hedge the mortgage loan purchased represented a liability of $6.8 million and $13.8 million, respectively, is presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $18.3 million and $16.5 million, respectively; the options sold to customers embedded in the certificates of deposit represented a liability of $17.6 million and $16.2 million, respectively, recorded in deposits; and the US 10-year notes put options and the futures contracts represented an other asset of $1,305,000 and $37,500, respectively, as of March 31, 2005.

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

Treasury Stock

Pursuant to the Group’s stock repurchase program, the Group repurchased 15,800 shares of its common stock, for $394,000, during the nine-month period ended March 31, 2004. No repurchases were made during the nine-month period ended March 31, 2005. This program does not require the Group to repurchase any shares. The Group makes such repurchases from time to time, in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations.

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

The Treasury segment encompasses all of the Group’s assets and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives and borrowings.

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

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended March 31, 2005 and 2004:

Unaudited — quarters ended March 31, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
March 31, 2005
Interest income	$13,255	$34,292	$25	$47,572	—	$47,572
Interest expense	(5,206)	(21,956)	—	(27,162)	—	(27,162)

Net interest income	8,049	12,336	25	20,410	—	20,410
Non-interest income	2,909	(168)	3,360	6,101	—	6,101
Non-interest expenses	(11,803)	(767)	(2,902)	(15,472)	—	(15,472)
Intersegment revenue	406	—	—	406	(406)	—
Intersegment expense	—	306	(712)	(406)	406	—
Provision for loan losses	(660)	—	—	(660)	—	(660)

Income before income taxes	$(1,099)	$11,707	$(229)	$10,379	$—	$10,379

March 31, 2004
Interest income	$12,537	$29,895	$15	$42,447	$—	$42,447
Interest expense	(4,427)	(15,264)	—	(19,691)	—	(19,691)

Net interest income	8,110	14,631	15	22,756	—	22,756
Non-interest income	2,094	4,938	4,167	11,199	—	11,199
Non-interest expenses	(11,043)	(843)	(3,111)	(14,997)	—	(14,997)
Intersegment revenue	398	—	—	398	(398)	—
Intersegment expense	—	(105)	(293)	(398)	398	—
Provision for loan losses	(1,050)	—	—	(1,050)	—	(1,050)

Income before income taxes	$(1,491)	$18,621	$778	$17,908	$—	$17,908

Unaudited — nine-month periods ended March 31, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
March 31, 2005
Interest income	$39,860	$100,529	$46	$140,435	—	$140,435
Interest expense	(12,470)	(60,840)	—	(73,310)	—	(73,310)

Net interest income	27,390	39,689	46	67,125	—	67,125
Non-interest income	12,288	5,105	11,055	28,448	—	28,448
Non-interest expenses	(35,458)	(2,070)	(8,633)	(46,161)	—	(46,161)
Intersegment revenue	2,323	—	—	2,323	(2,323)	—
Intersegment expense	—	(211)	(2,112)	(2,323)	2,323	—
Provision for loan losses	(2,465)	—	—	(2,465)		(2,465)

Income before income taxes	$4,078	$42,513	$356	$46,947	$—	$46,947

Total assets as of March 31, 2005	$941,935	$3,653,124	$10,681	$4,605,740	$(390,455)	$4,215,285

March 31, 2004
Interest income	$39,570	$82,270	$57	$121,897	$—	$121,897
Interest expense	(13,223)	(44,073)	—	(57,296)	—	(57,296)

Net interest income	26,347	38,197	57	64,601	—	64,601
Non-interest income	11,632	8,574	13,291	33,497	—	33,497
Non-interest expenses	(32,718)	(2,389)	(9,873)	(44,980)	—	(44,980)
Intersegment revenue	1,872	—	—	1,872	(1,872)	—
Intersegment expense	—	(297)	(1,575)	(1,872)	1,872	—
Provision for loan losses	(3,404)	—	—	(3,404)	—	(3,404)

Income before income taxes	$3,729	$44,085	$1,900	$49,714	$—	$49,714

Total assets as of March 31, 2004	$757,889	$2,900,792	$14,183	$3,672,864	$(206,649)	$3,466,215

NOTE 11 – RECENT ACCOUNTING DEVELOPMENTS:

EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired must be applied on a security-by-security basis as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

EITF 03-1 was effective for all relevant current and future investments in reporting periods beginning after June 15, 2004. On September 8, 2004, the FASB decided to issue two new proposed FASB Staff Positions (“FSP”) related to the application of paragraph 16 of the EITF 03-1.The first FSP would provide the implementation guidance for securities subject to paragraph 16 of EITF 03-1 and the second one which would delay the effective date for the application guidance of such paragraph indefinitely until the first FSP is finalized and approved. On December 31, 2004, the FASB voted unanimously to expand the scope of the deferral to include paragraphs 10 through 20 of the EITF 03-1(i.e., steps 2 and 3 of the impairment model). The FASB emphasized that the guidance in paragraphs 6 through 9 of EITF 03-1 (step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions provided in EITF 03-01. The implementation of EITF 03-1 is not expected to have a significant effect on the Group’s financial condition.

FASB Statement No. 123 (revised 2004) — Accounting for Stock-Based Compensation

On December 16, 2004 the Financial Accounting Standard Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Group will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Group currently estimates that as a result of implementing FASB 123 (revised), fiscal 2006 earnings would negatively be impacted by $1.4 million, as per an analysis based on the number of options currently outstanding and the historical trend of forfeited options for the last two years.

At March 31, 2005, the Group had four stock-based employee compensation plans, which are described more fully in Note 1. At present, the Group accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted during previous fiscal periods under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Please refer to the Table included in Note 1 for an illustration of the effect in net income and earnings per share if the Group had applied the fair value recognition provisions.

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
    (In thousands, except for per share information)

	Quarter Period			Nine-Month Period
	2005	2004	Variance %	2005	2004	Variance %

EARNINGS, PER SHARE AND DIVIDENDS DATA:
Interest income	$47,572	$42,447	12.1%	$140,435	$121,897	15.2%
Interest expense	(27,162)	(19,691)	37.9%	(73,310)	(57,296)	28.0%

Net interest income	20,410	22,756	-10.3%	67,125	64,601	3.9%
Provision for loan losses	(660)	(1,050)	-37.1%	(2,465)	(3,404)	-27.6%

Net interest income after provision for loan losses	19,750	21,706	-9.0%	64,660	61,197	5.7%
Non-interest income	6,101	11,199	-45.5%	28,448	33,497	-15.1%
Non-interest expenses	(15,472)	(14,997)	3.2%	(46,161)	(44,980)	2.6%

Income before income taxes	10,379	17,908	-42.0%	46,947	49,714	-5.6%
Income tax benefit (expense)	2,671	(1,585)	268.5%	2,026	(4,143)	148.9%

Net income	13,050	16,323	-20.1%	48,973	45,571	7.5%
Less: dividends on preferred stock	(1,200)	(1,200)	0.0%	(3,601)	(2,998)	20.1%

Net income available to common shareholders	$11,850	$15,123	-21.6%	$45,372	$42,573	6.6%

Income per common share (1):
Basic	$0.48	$0.68	-29.4%	$1.86	$1.95	-4.6%

Diluted	$0.46	$0.64	-28.1%	$1.78	$1.84	-3.3%

Average shares and potential shares (1)	25,490	23,622	7.9%	25,429	23,154	9.8%

Book value per common share (1)				$10.97	$9.07	21.0%

Market price at end of period (1)				$23.42	$28.95	-19.1%

Cash dividends declared per common share (1)	$0.14	$0.13	7.7%	$0.41	$0.38	7.9%

Cash dividends declared on common shares	$6,919	$3,069	125.5%	$10,037	$8,344	20.3%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	1.25%	1.93%		1.62%	1.87%

Return on average common equity (ROE)	17.67%	36.35%		23.97%	35.65%

Efficiency ratio	57.97%	48.53%		51.03%	50.25%

Expense ratio	0.91%	0.85%		0.78%	0.87%

Interest rate spread	1.82%	2.68%		2.12%	2.70%

Interest rate margin	2.02%	2.81%		2.31%	2.80%

Number of financial centers				23	23

(1)	Data adjusted to give retroactive effect to stock dividends declared on the Group’s common stock.

PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF MARCH 31, 2005 and JUNE 30, 2004

	March 31,	June 30,
	2005	2004	Variance %
Total financial assets
Trust assets managed	$1,744,642	$1,670,651	4.4%
Broker-dealer assets gathered	1,098,291	1,051,812	4.4%

Assets managed	2,842,933	2,722,463	4.4%
Assets owned	4,215,285	3,725,695	13.1%

Total financial assets managed and owned	$7,058,218	$6,448,158	9.5%

Investments and loans
Investments securities	$3,252,607	$2,846,750	14.3%
Loans (including loans held-for-sale), net	858,897	743,456	15.5%
Securities sold but not yet delivered	179	47,312	-99.6%

	$4,111,683	$3,637,518	13.0%

Deposits and borrowings
Deposits	$1,196,564	$1,024,349	16.8%
Securities sold under agreements to repurchase	2,256,295	1,895,865	19.0%
Other borrowings	388,666	387,166	0.4%
Securities purchased but not yet delivered	56	89,068	-99.9%

	$3,841,581	$3,396,448	13.1%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	270,690	226,667	19.4%

	$338,690	$294,667	14.9%

Capital Ratios:
Leverage capital	10.67%	11.24%	-5.0%

Tier 1 risk-based capital	40.94%	37.91%	8.0%

Total risk-based capital	41.58%	38.61%	7.7%

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

On April 27, 2005, Oriental announced a strategy intended to expedite the Group’s transition to becoming more asset-sensitive bank. This strategy is based on (1) continuing to increase loan volume, with an emphasis on variable rate loans, versus investment securities; (2) continuing to expand the Group’s commercial and consumer lending business and to revitalize its mortgage lending business; (3) retaining more mortgage loans and investment securities for their recurring interest income; (4) increasing the use of longer-term, fixed rate deposits versus short-term repurchase agreements, which reprice more frequently, to fund interest earning assets; (5) expanding the Group’s branch network to 33 financial centers from 23 to support the growth of loans, deposits and non-interest income; and (6) further limiting the growth of non-interest expenses.

Net Income

For the quarter ended March 31, 2005, the Group’s net income was $13.1 million, a decrease of 20.1%, from the $16.3 million reported in the third quarter ended March 31, 2004. Earnings per diluted share decreased to $0.46 for the quarter ended March 31, 2005, down 28.1% from $0.64 for the corresponding period last year. Earnings per share for the quarter ended March 31, 2005 reflected 7.9% more average shares outstanding reflecting the year ago secondary offering, which raised $51.5 million.

For the first nine months of fiscal 2005, Group’s net income was $49.0 million, 7.5% increase when compared with $45.6 million reported for the first nine months of fiscal 2004. Earnings per diluted share were $1.78 for the nine months ended March 31, 2005, down 3.3% from $1.84 for the corresponding period last year, primarily due to 9.9% more average shares as a result of the aforementioned secondary offering.

The diluted per share calculations for the three months and nine months ended March 31, 2005 and March 31, 2004 take into account additional incentive stock options required by an anti-dilutive provision in compensation agreements with certain executives. This provision requires the Group to adjust stock options granted to avoid any form of dilution, including dilution resulting from stock dividends, cash dividends, and additional offerings of common stock by the Group. Although all stock options granted to these executives pursuant to the Group’s incentive stock option plans have been adjusted to account for stock dividends, no additional adjustments were made to reflect the Group’s issuances of common stock in 1994 and 2004, and the quarterly cash dividends declared on its common stock.

On April 5, 2005, the Compensation Committee of the Group’s Board of Directors (“the Committee”) made a final determination on this matter. They agreed to compensate these executives for the implied value of their exercised options by crediting them the full amount of such implied value upon future exercises of stock options granted under the Group’s incentive stock options plan and by issuing to each executive the number of additional stock options that are required to account for the events of dilution with respect to unexercised options and expired options. Subsequently, the Group has increased the number of options used in the calculation of fully diluted shares by 224,011 for the quarters and nine-month periods ended March 31, 2005 and 2004, which represents the Group’s estimate of the additional options affecting these periods. Based on the increase in the number of shares previously reported per diluted share results are reduced by approximately one cent per quarter beginning with the three-month period ended March 31, 2005.

Return on Assets & Common Equity

The return on average assets (ROA) for the quarter ended March 31, 2005 was 1.25% compared to 1.93% in the prior year quarter. ROA for the nine months ended March 31, 2005 was 1.62% compared to 1.87% in the prior year period. Return on average equity (ROE) for the quarter ended March 31, 2005 was 17.67% compared to 36.35% in the prior year quarter. ROE for the nine months ended March 31, 2005 was 23.97% compared to 35.65% in the prior year period. The year over year change in ROE reflects the ratios after adjusted by the capital increase in the Group’s equity base.

Net Interest Income after Provision for Loan Losses

For the quarter ended March 31, 2005, net interest income after provision for loan losses was $19.8 million, a 9.8% decrease from $21.7 million for the same period in the previous fiscal year. The decline primarily reflects increases in the Federal funds rate on borrowing costs combined with the flattening yield curve on interest income. This resulted in net interest margin of 2.02% compared to 2.80% in the prior year quarter. For the nine-month period ended March 31, 2005, net interest income after provision for loan losses was $64.7 million, a 5.7% increase from $61.2 million for the same period in the previous fiscal year.

Non-Interest Income

Non-interest income totaled $6.1 million for the quarter ended March 31, 2005, compared with $11.2 million in the same fiscal 2004 quarter, a decrease of 45.5%. Performance in the quarter primarily reflects the absence of gains on the sale of securities and mortgage loans as compared to the year ago quarter and the lack this year of public finance investment banking business and related commissions. For the nine-month period ended March 31, 2005, total non-interest income decreased 15.1%, to $28.4 million when compared to the previous year nine-month period of $33.5 million.

Non-Interest Expenses

For the quarter ended March 31, 2005, non-interest expenses increased 3.2%, to $15.5 million as compared to $15.0 million in the quarter ended March 31, 2004. The increase was mainly due to increases in professional service fees, in part due to the impact of the requirements of the Sarbanes Oxley Act. For the nine-month period ended March 31, 2005, non-interest expenses were only up by 2.6%, reflecting tight cost controls. For the quarter ended March 31, 2005, the efficiency ratio was 57.97% compared to 48.53% in the year ago quarter. For the nine-month periods ended March 31, 2005, the efficiency ratio was 51.03% compared to 50.25% for the same period of fiscal 2004. The Group computes its efficiency ratio dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investment securities.

Income Tax Expense

The income tax benefit was $2.7 million for the quarter ended March 31, 2005, which included a decrease in the amount of required tax reserves, compared to an income tax provision of $1.6 million for the quarter ended March 31, 2004. The tax benefit for 2005 takes into account, among other things, the expiration of certain tax contingencies, and the reassessment of the related tax reserve. Also, the current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code of 1994, as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.

On February 2005, the Governor of Puerto Rico announced the proposal of a new legislation to impose a special income tax on the financial industry for two years as a transitory measure to a tax reform. The tax is believed to be between 2.5% and 5% on the net interest income. The proposal of this new legislation is still on a very preliminary stage; therefore, the final effect of the proposed special tax for the Group and the financial industry is still not defined.

Group’s Financial Assets

The Group’s total financial assets include owned assets and the assets managed by the trust division, the broker-dealer subsidiary and the private pension plan administration subsidiary. At March 31, 2005, total financial assets reached $7.058 billion, an increase of 9.5% compared to $6.448 billion at June 30, 2004. The increase was largely due to an increase of 13.1% in owned assets, when compared to June 30, 2004, along with an increase of 4.4% in assets managed by the trust and broker-dealer when compared to June 30, 2004. Owned assets, the Group’s largest financial assets component, are approximately 98% owned by the Group’s banking subsidiary.

The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of Individual Retirement Accounts (“IRA”) products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2005, total assets managed by the Group’s trust division and CPC amounted to $1.745 billion, 4.4% more than the $1.671 billion reported at June 30, 2004. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap programs. At March 31, 2005, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.098 billion compared to $1.052 billion as of June 30, 2004. Both financial asset components reflect the Group’s success attracting financial assets as well as improved equity market conditions.

Interest Earning Assets

The investment portfolio amounted to $3.253 billion as of March 31, 2005, a 14.3% increase, compared to $2.847 billion as of June 30, 2004, while the loan portfolio increased 15.5% to $858.9 million as of March 31, 2005, compared to $743.5 million as of June 30, 2004. The increase in the size of the investment portfolio reflects purchases of shorter-term triple-A government agency paper and general obligation bonds, as opposed to mortgage-backed securities, for both available-for-sale and held-to-maturity accounts.

Growth of the loan portfolio reflects increased production of commercial and consumer loans, partially offset by recent sales of conventional conforming mortgages. Commercial loan production totaled $30.3 million for the third quarter of fiscal 2005, 111.4% higher than the production of $14.3 million during the third quarter of fiscal 2004, and 14.8% higher than the production for the quarter ended December 31, 2004, which totaled $26.4 million. Consumer loan production totaled $4.5 million, a $3.5 million or 363.8% increase, compared to $972,000 for the same quarter of prior fiscal year. Mortgage loans totaled $715.2 million, 8.5% higher than the balance of $650.7 million at June 30, 2004, and 10.0% higher than the balance of $643.6 million a year ago, reflecting the purchases of conventional mortgages during the second and third quarters of fiscal year 2005.

Interest Bearing Liabilities

Deposits increased 16.8% from $1.024 billion as of June 30, 2004, to $1.197 billion as of March 31, 2005. This performance reflects the Group’s strategy of attracting longer-term checking and savings deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to service their needs, and also the issuance of $84.6 million of brokered CDs. Total borrowings as of March 31, 2005 reached $2.645 billion, a 15.9% increase when compared to $2.283 billion as of June 30, 2004. This increase reflects the Group’s use of repurchase agreements, coupled with interest rate swaps, to finance asset growth and fix funding costs over multi-year periods.

Stockholders’ Equity

Stockholders’ equity as of March 31, 2005, was $338.7 million, a 14.9% increase from $294.7 million as of June 30, 2004. This increase reflects the impact of earnings retention and the improvement in derivatives valuation from the fourth quarter of fiscal 2004 to the third quarter of fiscal 2005.

Dividends

During the quarter ended March 31, 2005, the Group declared $3.5 million in cash dividends, a 13.0% increase when compared to $3.1 million declared for the same period a year ago.

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2005	2004*	in %	2005	2004*	in BP	2005	2004*	in %

A - TAX EQUIVALENT SPREAD

Interest-earning assets	$47,572	$42,447	12.1%	4.70%	5.24%	(54)	$4,052,465	$3,239,861	25.1%
Tax equivalent adjustment	10,720	15,109	-29.1%	1.06%	1.87%	(81)	—	—	0.0%

Interest-earning assets — tax equivalent	58,292	57,556	1.3%	5.76%	7.11%	(135)	4,052,465	3,239,861	25.1%
Interest-bearing liabilities	27,162	19,691	37.9%	2.88%	2.56%	32	3,775,817	3,071,230	22.9%

Tax equivalent net interest income / spread	$31,130	$37,865	-17.8%	2.88%	4.55%	(167)	$276,648	$168,631	64.1%

Tax equivalent interest rate margin				3.08%	4.68%	(160)

B - NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$34,519	$30,322	13.8%	4.30%	4.85%	(55)	$3,212,553	$2,500,357	28.5%
Investment management fees	(446)	(435)	2.5%	-0.06%	-0.07%	(1)	—	—	0.0%

Total investment securities	34,073	29,887	14.0%	4.24%	4.78%	(54)	3,212,553	2,500,357	28.5%
Trading securities	1	6	-83.3%	1.14%	2.85%	(171)	352	842	-58.2%
Money market investments	76	16	375.0%	1.17%	3.23%	(206)	25,926	1,982	1208.1%

	34,150	29,909	14.2%	4.22%	4.78%	(56)	3,238,831	2,503,181	29.4%

Loans:
Real estate (1)	11,104	11,117	-0.1%	6.62%	6.75%	(13)	671,381	658,556	1.9%
Commercial	1,728	851	103.1%	5.89%	5.55%	34	117,275	61,356	91.1%
Consumer	590	570	3.5%	9.45%	13.60%	(415)	24,978	16,768	49.0%

	13,422	12,538	7.1%	6.60%	6.81%	(21)	813,634	736,680	10.4%

	47,572	42,447	12.1%	4.70%	5.24%	(54)	4,052,465	3,239,861	25.1%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	53,997	46,388	16.4%
Now Accounts	231	220	5.0%	1.04%	1.14%	(10)	88,901	77,352	14.9%
Savings	233	299	-22.1%	0.99%	1.33%	(34)	93,943	89,657	4.8%
Certificates of Deposit	7,160	7,236	-1.1%	3.30%	3.39%	(9)	867,779	852,657	1.8%

	7,624	7,755	-1.7%	2.76%	2.91%	(15)	1,104,620	1,066,054	3.6%

Borrowings:
Repurchase agreements	14,292	4,425	223.0%	2.51%	1.10%	141	2,277,665	1,608,855	41.6%
Interest rate risk management	1,923	4,537	-57.6%	0.34%	1.13%	(79)	—	—	0.0%
Financing fees	171	121	41.3%	0.03%	0.03%	0	—	—	0.0%

Total repurchase agreements	16,386	9,083	80.4%	2.88%	2.26%	62	2,277,665	1,608,855	41.6%
FHLB advances	1,958	1,989	-1.6%	2.56%	2.57%	(1)	306,366	309,155	-0.9%
Subordinated capital notes	1,107	827	33.9%	6.14%	4.58%	156	72,166	72,166	0.0%
Term notes	87	37	135.1%	2.32%	0.99%	133	15,000	15,000	0.0%

	19,538	11,936	63.7%	2.93%	2.38%	55	2,671,197	2,005,176	33.2%

	27,162	19,691	37.9%	2.88%	2.56%	32	$3,775,817	$3,071,230	22.9%

Net interest income / spread	$20,410	$22,756	-10.3%	1.82%	2.68%	(86)

Interest rate margin				2.02%	2.81%	(79)

Excess of average interest-earning assets over average interest-bearing liabilities							$276,648	$168,631	64.1%

Average interest-earning assets over average interest-bearing liabilities ratio							107.33%	105.49%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$8,055	$(3,814)	$4,241
Loans (1)	1,279	(395)	884

	9,334	(4,209)	5,125

Interest Expense:
Deposits	275	(406)	(131)
Repurchase agreements	6,827	476	7,303
Other borrowings	(20)	319	299

	7,082	389	7,471

Net Interest Income	$2,252	$(4,598)	$(2,346)

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

TABLE 1A — FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2005	2004*	in %	2005	2004*	in BP	2005	2004*	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$140,435	$121,897	15.2%	4.83%	5.28%	(45)	$3,880,109	$3,077,877	26.1%
Tax equivalent adjustment	31,888	42,776	-25.5%	1.10%	1.85%	(75)	—	—	0.0%

Interest-earning assets — tax equivalent	172,323	164,673	4.6%	5.93%	7.13%	(120)	3,880,109	3,077,877	26.1%
Interest-bearing liabilities	73,310	57,296	27.9%	2.71%	2.58%	13	3,608,529	2,959,687	21.9%

Tax equivalent net interest income / spread	$99,013	$107,377	-7.8%	3.22%	4.55%	(133)	$271,580	$118,190	129.8%

Tax equivalent interest rate margin				3.41%	4.65%	(124)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$101,558	$83,437	21.7%	4.45%	4.76%	(31)	$3,044,383	$2,337,786	30.2%
Investment management fees	(1,403)	(1,239)	13.2%	-0.06%	-0.07%	1	—	—	0.0%

Total investment securities	100,155	82,198	21.8%	4.46%	4.63%	(17)	3,044,383	2,337,786	30.2%
Trading securities	3	19	-84.2%	0.52%	2.10%	(158)	771	1,205	-36.0%
Money market investments	247	108	128.7%	1.47%	1.98%	(51)	22,476	7,267	209.3%

	100,405	82,325	22.0%	4.44%	4.62%	(18)	3,067,630	2,346,258	30.7%

Loans:
Real estate (1)	33,659	35,430	-5.0%	6.53%	7.14%	(61)	686,925	661,874	3.8%
Commercial	4,731	2,329	103.1%	6.11%	6.01%	10	103,165	51,676	99.6%
Consumer	1,640	1,813	-9.5%	9.77%	13.38%	(361)	22,389	18,069	23.9%

	40,030	39,572	1.2%	6.57%	7.21%	(64)	812,479	731,619	11.1%

	140,435	121,897	15.2%	4.83%	5.28%	(45)	3,880,109	3,077,877	26.1%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	51,802	52,023	-0.4%
Now Accounts	669	601	11.3%	1.05%	1.09%	(4)	84,892	73,368	15.7%
Savings	705	836	-15.7%	1.01%	1.27%	(26)	93,057	87,894	5.9%
Certificates of Deposit	19,673	21,621	-9.0%	3.21%	3.48%	(27)	817,638	829,084	-1.4%

	21,047	23,058	-8.7%	2.68%	2.95%	(27)	1,047,389	1,042,369	0.5%

Borrowings:
Repurchase agreements	33,148	12,873	157.5%	2.04%	1.11%	93	2,164,865	1,539,531	40.6%
Interest rate risk management	9,311	12,809	-27.3%	0.57%	1.11%	(54)	—	—	0.0%
Financing fees	482	341	41.3%	0.03%	0.03%	0	—	—	0.0%

Total repurchase agreements	42,941	26,023	65.0%	2.64%	2.25%	39	2,164,865	1,539,531	40.6%
FHLB advances	5,960	5,949	0.2%	2.57%	2.64%	(7)	309,109	300,855	2.7%
Subordinated capital notes	3,152	2,155	46.3%	5.82%	4.64%	118	72,166	61,932	16.5%
Term notes	210	111	89.2%	1.87%	0.99%	88	15,000	15,000	0.0%

	52,263	34,238	52.6%	2.72%	2.38%	34	2,561,140	1,917,318	33.6%

	73,310	57,296	27.9%	2.71%	2.58%	13	$3,608,529	$2,959,687	21.9%

Net interest income / spread	$67,125	$64,601	3.9%	2.12%	2.70%	(58)

Interest rate margin				2.31%	2.80%	(49)

Excess of average interest-earning assets over average interest-bearing liabilities							$271,580	$118,190	129.8%

Average interest-earning assets over average interest-bearing liabilities ratio							107.53%	103.99%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$23,916	$(5,836)	$18,080
Loans (1)	4,158	(3,700)	458

	28,074	(9,536)	18,538

Interest Expense:
Deposits	111	(2,122)	(2,011)
Repurchase agreements	13,770	3,148	16,918
Other borrowings	353	754	1,107

	14,234	1,780	16,014

Net Interest Income	$13,840	$(11,316)	$2,524

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Real estate averages include loans held-for-sale.

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Typically, bank liabilities reprice in line with changes in short-term rates, while many asset positions are affected by longer-term rates. The Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels.

For the quarter ended March 31, 2005, net interest income amounted to $20.4 million, a 10.3% decrease from $22.8 million in the same period of the previous fiscal year. The decrease was due to a positive volume variance of $2.3 million, totally offset by a negative rate variance of $4.6 million. Interest rate spread dropped 86 basis points, to 1.82% from 2.68% in the third quarter of fiscal 2004. This was due principally to a decrease of 54 basis points in the combined average yield of investments and loans (to 4.70% from 5.24%), with an increase of 32 basis points in the average cost of funds (to 2.88% from 2.56%).

For the nine-month period ended March 31, 2005, net interest income amounted to $67.1 million, up 3.9% from $64.6 million for the nine-month period ended March 31, 2004, while the interest rate spread declined 58 basis points to 2.12%. The increase in net interest income was mainly due to a positive volume variance of $13.8 million, partially offset by a negative rate variance of $11.3 million.

For the quarter ended March 31, 2005, interest income totaled $47.6 million, a 12.1% increase from $42.4 million in the same period of the previous fiscal year. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. For the quarter ended March 31, 2005, the average balance of total interest-earning assets grew 25.1%, to $4.052 billion versus $3.240 billion for the same period of the previous fiscal year, reflecting a 29.4% increase in the investment portfolio, to $3,238.8 million, and a 10.4% increase in loans, to $813.6 million. Most of the increase in loans comes from the commercial loans portfolio average balance, which increased by 91.1%, to $117.3 million for the quarter ended March 31, 2005 from $61.4 million for the quarter ended March 31, 2004. Most of the Group’s commercial loans are secured by real estate.

On a year-to-date basis, interest income increased 15.2% to $140.4 million from $121.9 million reported for the first nine months of fiscal 2004. The increase resulted from a larger volume of average interest earning assets partially offset by a decline in their yield performance. Investments average balances for the nine-month period ended March 31, 2005 reached $3.068 billion, 30.7% higher than the $2.346 billion for the same period of previous fiscal year. Total average loans for the nine-month period ended March 31, 2005 were $812.5 million, an increase of 11.1% when compared to $731.6 million reported for the comparable previous fiscal year period.

For the quarter ended March 31, 2005, the average yield on interest-earning assets was 4.70%, 54 basis points lower than the 5.24% reported in the same period a year ago. The decline in the average yield was primarily due to a decrease of 56 basis points on the yield of the investment portfolio, 4.22% for the third quarter ended March 31, 2005, versus 4.78% for the corresponding period of the previous fiscal year. Most of this decrease was in mortgage-backed securities which declined 24 basis points on a quarter to quarter comparison. Investment yields also declined as the Group continued to reposition the portfolio, shifting away from longer-term into shorter-term government and mortgage-backed securities. The decrease of 21 basis points in the yield of the loan portfolio is due to: the sale of $87.8 million of fixed rate mortgage loans and the purchases of $69.1 million and $46.8 million in mortgage loans yielding a rate based on libor plus a spread of 150 basis points during the first and third quarter, respectively, which have lower yields than the fixed rate mortgage loans; and to the expected initial effect of consumer loans promotional campaigns.

For the nine-month period ended March 31, 2005 the average yield on interest-earning assets was 4.83%, 45 basis points lower than the 5.28% reported in the same period a year ago, mainly composed of a decrease in the average yield of the loan portfolio of 64 basis points, to 6.57%, when compared to the average yield of 7.21% of the loan portfolio for the same period of the previous fiscal year.

For the quarter ended March 31, 2005, interest expense increased 37.9%, to $27.2 million from $19.7 million for the year ago quarter. A volume variance of $7.1 million accounted for this increase as average borrowing balances increased 33.2% to $2.671 billion when compared to $2.005 billion for the same period of the previous fiscal year. For the nine-month period ended March 31, 2005, interest expense amounted to $73.3 million, 27.9% higher than the $57.3 million reported for the same period of previous fiscal year. This increase was driven by a volume variance of $14.2 million as the average balance of borrowings increased in a similar trend as to the one experienced during the quarter.

For the quarter ended March 31, 2005, the cost of deposits decreased 15 basis points to 2.76% as compared to 2.91% in the year ago quarter. The decline reflects lower average rates paid on higher balances of now accounts, savings accounts and CDs. For the quarter ended March 31, 2005, the cost of borrowings increased 55 basis points to 2.93% as compared to 2.38% in the year ago quarter. The increase reflects higher average rates paid on repurchase agreements, and subordinated and term capital notes. While the cost of FHLB advances decreased 1 basis point (to 2.56% versus 2.57% for the quarter ended March 31, 2004), term notes and subordinated capital notes increased 133 and 156 basis points, respectively (to 2.32% and 6.14%, versus 0.99% and 4.58% for the quarter ended March 31, 2004, respectively), and repurchase agreements increased 62 basis points (to 2.88% from 2.26% for the quarter ended March 31, 2004), reflecting the effect of rate increases by the Board of Governors of the Federal Reserve System. The cost of repurchase agreements was partially offset by a 79 basis points reduction in the Group’s hedging costs for the quarter ended March 31, 2005, as the Group’s use of interest rate swaps in a rising interest rate environment partially offset rising borrowing costs.

For the nine-month period ended March 31, 2005 the cost of borrowings was 2.71%, a 13 basis points increase from 2.58% reported for the previous fiscal year to date. As in the quarter, the interest bearing liabilities components that experienced the higher increase in costs were the repurchase agreements (2.64%, versus 2.25% reported for the comparable period of fiscal 2004), the term notes (1.87%, versus 0.99%) and the subordinated capital notes (5.82%, versus 4.64%). The cost of FHLB advances declined (to 2.57%, from 2.64%).

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
  (Dollars in thousands)

	Quarter Period			Nine-Month Period
	2005	2004	Variance %	2005	2004	Variance %
Mortgage banking activities	$1,073	$1,946	-44.9%	$6,606	$6,400	3.2%
Commissions and fees from fiduciary activities	1,873	2,114	-11.4%	6,003	6,418	-6.5%
Commissions and fees from brokerage, investment banking and insurance activities	1,475	2,243	-34.2%	4,957	6,797	-27.1%

Non-banking service revenues	4,421	6,303	-29.9%	17,566	19,615	-10.5%

Fees on deposit accounts	1,159	1,261	-8.1%	3,625	3,636	-0.3%
Bank service charges and commissions	561	506	10.9%	1,712	1,450	18.1%
Other operating revenues	108	53	103.8%	351	139	152.5%

Banking service revenues	1,828	1,820	0.4%	5,688	5,225	8.9%

Securities net activity	455	3,298	-86.2%	6,026	9,509	-36.6%
Derivatives net activity	(623)	(275)	-126.6%	(945)	(935)	-1.1%
Trading net activity	(11)	29	-137.9%	26	20	30.0%

Securities, derivatives and trading activities	(179)	3,052	-105.9%	5,107	8,594	-40.6%

Other non-interest income	31	24	29.2%	87	63	38.1%

Total non-interest income	$6,101	$11,199	-45.5%	$28,448	$33,497	-15.1%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the broker-dealer subsidiary, investment banking, the level of mortgage banking activities, and fees generated from loans, deposit accounts and insurance.

Non-interest income totaled $6.1 million in the quarter ended March 31, 2005, a 45.5% decrease when compared to $11.2 million in the same quarter of the previous fiscal year. Performance in the quarter reflects decreases in non-banking service revenues and securities, derivatives and trading activities. For the nine-month period ended March 31, 2005, non-interest income decreased 15.1%, to $28.4 million. Performance in the nine-month period reflects increased banking service revenues and trading activities, decreased year over year income levels from non-banking service revenues and derivatives and securities activities, mainly due to the absence of gains on the sale of securities as compared to the year ago period and the lack of public finance investment banking activity and related commissions.

Non-banking service revenues, generated from trust, mortgage banking, brokerage and insurance activities, is one of the principal components of non-interest income. For the quarter ended March 31, 2005, these revenues decreased 29.9% to $4.4 million, from $6.3 million for the year ago quarter. Commissions and fees from brokerage and insurance activities and commissions and fees from fiduciary activities declined 34.2% and 11.4%, respectively, to $1.5 million and $1.9 million, from $2.2 million and $2.1 respectively in the year-ago quarter. Mortgage banking activities decreased 44.9%, when comparing the $1.0 million current quarter activity to $1.9 million in the year ago quarter. On a year-to-date basis, non-banking service revenues totaled $17.6 million compared to $19.6 million a year ago.

Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended March 31, 2005, these revenues increased 0.4% to $1.8 million as well as in the year ago quarter. Fees on deposit accounts decreased 8.1% to $1.159 million from $1.261 million in the year ago quarter. Bank service charges and commissions increased 10.9% to $561,000 from $506,000 in the year ago quarter. Such increase was mainly driven by the strategy of strengthening the Group’s banking franchise by expanding its ability to attract deposits and build relationships with consumer, professional and commercial customers through aggressive marketing and the expansion of our sales force. For the nine-month period ended March 31, 2005, bank service revenues increased 8.9% to $5.7 million, from $5.2 million reported for the same period of fiscal 2004.

For the quarter ended March 31, 2005, the net loss from securities, derivatives and trading activities was $179,000 compared to income of $3.0 million for the year ago quarter. For the quarter, derivatives net loss was $623,000 compared to a loss of $275,000 for the same quarter of last year, and securities net activity decreased 86.2%, to $455,000 compared to $3.3 million. On a year-to-date basis, net gain on securities, derivatives and trading activities amounted to $5.1 million or 40.6% less than previous year’s activity of $8.6 million. For the period, derivatives activities resulted in a loss of $945,000 compared to a loss of $935,000, and securities net activity declined 36.6%, to $6.0 million compared to $9.5 million.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
  (Dollars in thousands)

	Quarter Period			Nine-Month Period
	2005	2004	Variance %	2005	2004	Variance %

Compensation and employees’ benefits	$6,618	$6,381	3.7%	$19,297	$18,155	6.3%
Occupancy and equipment	2,466	2,465	0.0%	7,516	7,083	6.1%
Advertising and business promotion	1,487	1,919	-22.5%	5,086	6,087	-16.4%
Professional and service fees	1,837	1,382	32.9%	5,216	4,457	17.0%
Communication	377	463	-18.6%	1,220	1,386	-12.0%
Loan servicing expenses	401	461	-13.0%	1,298	1,387	-6.4%
Taxes, other than payroll and income taxes	463	455	1.8%	1,365	1,320	3.4%
Electronic banking charges	517	418	23.7%	1,532	1,199	27.8%
Printing, postage, stationery and supplies	210	270	-22.2%	684	859	-20.4%
Insurance, including deposits insurance	187	197	-5.1%	579	591	-2.0%
Other operating expenses	909	586	55.1%	2,368	2,456	-3.6%

Total non-interest expenses	$15,472	$14,997	3.2%	$46,161	$44,980	2.6%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	42.8%	42.6%		41.8%	40.4%

Compensation to total assets	0.63%	0.74%		0.61%	0.70%

Average compensation per employee (annualized)	$48.7	$46.8		$48.4	$44.2

Average number of employees	544	545		532	547

Bank assets per employee	$7,749	$6,360		$7,923	$6,335

Total work force (1):
Banking operations				439	459
Trust operations				56	58
Brokerage and Insurance operations				41	29

Total work force				536	546

Non-interest expenses for the quarter ended March 31, 2005, increased 3.2% to $15.5 million from $15.0 million in the comparable period of the previous fiscal year, with the efficiency ratio of 57.97% compared to 48.53% in the quarter ended March 31, 2004. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investments securities. For the nine-month period ended March 31, 2005, non-interest expenses amounted to $46.2 million, a 2.6% increase over the $45.0 million recorded for the same period of fiscal 2004.

The increment in non-interest expenses in the quarter reflects the Group’s spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and support risk management processes as well as recent and future growth. Also, these results include one-time expenses for new technology for the implementation of PeopleSoft enterprise software to increase efficiencies and also include the cost of documentation and testing of Sarbanes-Oxley Act Section 404 compliance regarding management’s assessment of internal controls over financial reporting. Consequently, expenses have been pared in other areas, consistent with management’s goal of limiting expense growth to those areas that directly contribute to increase the efficiency, service quality and profitability of the Group.

Compensation and benefits is the largest non-interest expense category. For the quarter ended March 31, 2005, total compensation and benefits amounted to $6.6 million, a 3.7% increase compared to $6.4 million for the same period in the previous fiscal. For the first nine months of fiscal 2005, employee compensation and benefits increased 6.3% to $19.3 million. Increases in the quarter and in the year to date period reflect the expansion of the sales force, salary increases and the recruitment of experienced high-level management in order to generate a higher volume of business and improve operations.

Other non-interest expenses, which include occupancy and equipment, advertising and business promotion, professional and service fees, among other costs, for the quarter ended March 31, 2005, amounted to $8.8 million, a 2.8% increase compared to $8.6 million for the same period in the previous fiscal year. For the first nine months of fiscal 2005, other non-interest expenses amounted to $26.9 million, an increase of 0.3% when compared to $26.8 million reported for the same period of fiscal 2004.

Occupancy and equipment expenses amounts to $2.5 million for both quarters ended March 31 of fiscal 2004 and 2005. For the first nine months of fiscal 2005, these expenses increased 6.1% from the $7.0 million recorded during the first nine months of fiscal 2004. This increase was mainly due to the upgrading of financial center technology and infrastructure which commenced during fiscal 2004 in line with the Group’s growth strategy.

Advertising and business promotion for the quarter ended March 31, 2005, decreased 22.5% to $1.5 million versus $1.9 million in the year ago quarter. For the first nine months of fiscal 2005, advertising and business promotion decreased to $5.1 million or 16.4% from the $6.1 million reported for the first nine months of fiscal 2004. Such activity was mainly due to management’s strategy of re-distributing the marketing expenses for the first nine months of this fiscal year as the Group continues its selective promotional campaign to enhance the market recognition of new and existing products to increase fee-based revenues and to strengthen the banking and financial services franchise.

Professional and service fees for the quarter ended March 31, 2005, increased 32.9% to $1.8 million from $1.4 million in the year ago quarter. For the first nine months of fiscal 2005, professional and service fees increased 17.0% to $5.2 million, from $4.5 million reported for the same period of fiscal 2004. The increase in the period was due to the effect of reviews performed by advisors in specific operational areas to improve financial and operational performances and one-time expenses associated with Sarbanes-Oxley Act Section 404 compliance.

The aggregated decrease in communication, municipal and other general taxes, insurance, printing, postage, stationery and supplies, and other operating expenses is principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.

TABLE 4 - ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Quarter Period		Change in	Nine-Month Period		Change in
	2005	2004	%	2005	2004	%
Beginning balance	$7,564	$6,020	25.6%	$7,553	$5,031	50.1%
Provision for loan losses	660	1,050	-37.1%	2,465	3,404	-27.6%
Net credit losses — see Table 5	(1,244)	(438)	184.0%	(3,038)	(1,803)	68.4%

Ending balance	$6,980	$6,632	5.2%	$6,980	$6,632	5.2%

Selected Data and Ratios:
Outstanding gross loans at March 31,	$865,877	$724,744	19.5%	$865,877	$724,744	19.5%

Recoveries to charge-off’s	11.4%	44.4%	-74.3%	16.4%	34.0%	-51.7%

Allowance coverage ratio
Total loans				0.81%	0.92%	-11.9%

Non-performing loans				21.78%	19.55%	11.4%

Non-real estate non-performing loans				144.99%	127.78%	13.5%

TABLE 5 - NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	Quarter Period		Change in	Nine-Month Period		Change in
	2005	2004	%	2005	2004	%
Mortgage
Charge-offs	$(752)	$(40)	1780.0%	$(1,949)	$(290)	572.1%
Recoveries	—	—	0.0%	—	—	0.0%

	(752)	(40)	1780.0%	(1,949)	(290)	572.1%

Commercial
Charge-offs	(315)	(83)	279.5%	(444)	(605)	-26.6%
Recoveries	3	164	-98.2%	107	202	-47.0%

	(312)	81	-485.2%	(337)	(403)	-16.4%

Consumer
Charge-offs	(337)	(665)	-49.3%	(1,241)	(1,838)	-32.5%
Recoveries	157	186	-15.6%	490	728	-32.7%

	(180)	(479)	-62.4%	(751)	(1,110)	-32.3%

Net credit losses
Total charge-offs	(1,404)	(788)	78.2%	(3,634)	(2,733)	33.0%
Total recoveries	160	350	-54.3%	596	930	-35.8%

	$(1,244)	$(438)	184.0%	$(3,038)	$(1,803)	68.4%

Net credit losses to average loans outstanding:
Mortgage	0.45%	0.02%		0.38%	0.06%

Commercial	1.06%	-0.53%		0.44%	1.04%

Consumer	2.88%	11.42%		4.47%	8.18%

Total	0.61%	0.24%		0.50%	0.33%

Average loans:
Mortgage	$671,381	$658,556	1.9%	$686,925	$661,874	3.8%
Commercial	117,275	61,344	91.2%	103,165	51,659	99.7%
Consumer	24,978	16,780	48.9%	22,389	18,086	23.8%

Total	$813,634	$736,680	10.4%	$812,479	$731,619	11.1%

TABLE 6 - ALLOWANCE FOR LOSSES BREAKDOWN
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004
(Dollars in thousands)

	March 31,	June 30,	Change in	March 31,
	2005	2004	%	2004
Allowance for loan losses breakdown:
Mortgage	$3,355	$3,861	-13.1%	$3,139
Consumer	1,481	1,462	1.3%	1,568
Commercial	1,901	1,317	44.3%	885
Unallocated allowance	243	913	-73.4%	1,040

	$6,980	$7,553	-7.6%	$6,632

Allowance composition:
Mortgage	48.1%	51.1%		47.3%
Consumer	21.2%	19.4%		23.6%
Commercial	27.2%	17.4%		13.3%
Unallocated allowance	3.5%	12.1%		15.8%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended March 31, 2005, totaled $660,000, a 37.1% decrease from the $1.1 million reported for the same period of the previous fiscal year. For the first nine months of fiscal 2005, the provision amounted to $2.5 million, a 27.6% decrease, when compared to $3.4 million reported a year earlier. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first nine months of fiscal of 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level. During the third quarter, the Group continued its effort to accelerate foreclosure on certain, older non-performing real estate loans in order to increase recoveries and reduce loan loss provisions. This resulted in a year over year increase in net loans charged off, and an increase in foreclosed properties.

Net credit losses for the quarter increased 184.0%, from $438,000 in the quarter ended March 31, 2004, to $1.2 million in the quarter ended March 31, 2005. The increase was primarily due to $712,000 increment in net credit losses for real estate loans when compared to the same period in the previous fiscal year. For the first nine months of fiscal 2005, net credit losses average ratio was 0.50%, an increase of .17% over than the 0.33% reported for the same period of prior fiscal year. The allowance for loan losses to total loans ratio decreased to 0.81%, compared to 0.92% on a year to year basis. Net charge-offs to average loans outstanding ratio increased to 0.61%, compared to 0.24% in the year-ago quarter, while non-performing loans of $32.0 million as of March 31, 2005 were 5.5% lower than the $33.9 million as of March 31, 2004, but 3.6% higher than the $30.9 million as of June 30, 2004 (Table 8).

Mortgage loans net credit losses for the quarter and nine-month periods ended March 31, 2005, were $752,000 and $1.949 million, respectively, and were the main reason for the increases in net credit losses. During the quarter ended March 31, 2005, the increase in mortgage loans net charge-offs was due to charge-offs of four mortgage loans and partial charge offs on eight mortgage loans.

Commercial loans net credit losses amounted to $312,000 and $337,000 for the quarter and nine-month periods ended March 31, 2005, which represent an increase of 485.2% and a decrease of 16.4%, respectively, when compared to the same periods of the previous fiscal year. Almost all the commercial lending that the Group is originating is collateralized by real estate.

For the quarter ended March 31, 2005, net credit losses on consumer loans were $180,000, a decrease of 62.4%, when compared with the quarter ended March 31, 2004, when the Group had net credit losses of $479,000. Likewise, for the nine-month period ended March 31, 2005, net charge-offs on consumer loans were $751,000, which represents a decrease of 32.3%, when compared with the nine-month period ended March 31, 2004, in which the Group had net credit losses of $1.110 million.

At March 31, 2005, the Group’s allowance for loan losses amounted to $6.9 million (0.81% of total loans) which is below the $7.6 million (1.01% of total loans) reported at June 30, 2004. Consumer and commercial loan allowances represent increases of 1.3% and 44.3%, or $19,000 and $584,000, respectively, when compared with balances recorded at June 30, 2004. The mortgage loans allowance decreased 13.1%, or $506,000, when compared to $3.9 million recorded at June 30, 2004. Unallocated reserve decreased 73.4%, or $670,000 when compared to $913,000 recorded at June 30, 2004.

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

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At March 31, 2005, the total investment in impaired commercial loans was $2.407 million which is comprised of three commercial loans. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. Impaired commercial loans at June 30, 2004 were $714,912.

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

Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessarily based on factors beyond the Group’s control, such as factors affecting general economic conditions.

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

TABLE 7 - BANK ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004

	March 31,	June 30,	Variance	March 31,
(Dollars in thousands)	2005	2004	%	2004
Investments:
Mortgage-backed securities	$2,014,301	$2,467,384	-18.4%	$2,436,879
U.S. Government and agency obligations	1,041,770	206,977	403.3%	52,958
P.R. Government and agency obligations	109,174	115,846	-5.8%	116,443
Other investment securities	53,971	20,636	161.5%	10,988
Short-term investments	5,231	7,747	-32.5%	6,093
FHLB stock	28,160	28,160	—	22,537

	3,252,607	2,846,750	14.3%	2,645,898

Loans:
Mortgage	699,735	644,964	8.5%	636,009
Commercial, mainly secured by real estate	124,315	81,572	52.4%	64,165
Consumer	26,338	18,659	41.2%	16,970

Loans receivable	850,388	745,195	14.1%	717,144
Allowance for loan losses	(6,980)	(7,553)	-7.6%	(6,632)

Loans receivable, net	843,408	737,642	14.3%	710,512
Mortgage loans held for sale	15,489	5,814	166.4%	7,600

Total loans receivable, net	858,897	743,456	15.5%	718,112

Securities sold but not yet delivered	179	47,312	-99.60%	12,188

Total securities and loans	4,111,683	3,637,518	13.0%	3,376,198

Other assets:
Cash and due from banks	15,214	9,284	63.9%	11,651
Accrued interest receivable	23,175	19,127	21.2%	19,292
Premises and equipment, net	16,933	18,552	-8.7%	18,653
Deferred tax asset, net	6,347	7,337	-13.5%	6,821
Foreclosed real estate, net	4,182	888	370.9%	447
Other assets	37,751	32,989	14.4%	33,153

Total other assets	103,602	88,177	17.5%	90,017

Total assets	$4,215,285	$3,725,695	13.1%	$3,466,215

Investments portfolio composition:
Mortgage-backed securities	61.9%	86.7%		92.1%
U.S. Government and agency obligations	32.0%	7.3%		2.0%
P.R. Government and agency obligations	3.4%	4.1%		4.4%
FHLB stock, short term investments and debt securities	2.7%	1.9%		1.5%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage (1)	82.6%	86.6%		88.8%
Commercial, mainly secured by real estate	14.4%	10.9%		8.9%
Consumer	3.0%	2.5%		2.3%

	100.0%	100.0%		100.0%

(1)	Includes loans held for sale.

At March 31, 2005, the Group’s total assets amounted to $4.215 billion, an increase of 13.1%, when compared to $3.726 billion at June 30, 2004. At March 31, 2005, interest-earning assets were $4.112 billion, a 13.0% increase compared to $3.638 billion at June 30, 2004.

Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market investments, U.S. government bonds, mortgage-backed securities, CMO’s and Puerto Rico Government Municipal Bonds. At March 31, 2005, the investment portfolio increased 14.3%, to $3.253 billion, from $2.847 billion as of June 30, 2004. The increase reflects the purchases of US and Puerto Rico Government securities net of sales in the second quarter of fiscal 2005, sales of 30-year maturity mortgage backed securities and collateralized mortgage obligations. These activities are in line with the Group’s strategy in a rising rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of longer-term mortgage backed securities.

At March 31, 2005, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 15.5%, to $858.9 million when compared to $743.5 million at June 30, 2004. This was principally due to an increase in commercial and consumer loans, which increased by 52.4% and 41.2%, respectively, to $124.3 million and $26.3 million, when compared to $81.6 million and $18.7 million at June 30, 2004. Such increases reflect the Group’s strategy to expand the commercial and consumer loan portfolios. During the third quarter of fiscal 2005, commercial loan production amounted to $30.3 million, an increase of 111.4% over a year ago quarter and 14.8% sequentially, while consumer loan production expanded 318.2% over the prior year quarter, to $4.6 million. Mortgage production of $62.1 million declined 19.2% compared to the prior year quarter, but with new management appointed in the business in December 2004, production increased 11.7% from the December 2004 quarter and is expected to continue to increase going forward.

TABLE 8 - NON-PERFORMING ASSETS
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004

	March 31,	June 30,	Change in	March 31,
(Dollars in thousands)	2005	2004	%	2004
Non-performing assets:
Non accruing loans	$22,705	$23,714	-4.3%	$26,354
Accruing loans	9,340	7,224	29.3%	7,574

Total Non-performing loans	32,045	30,938	3.6%	33,928
Foreclosed real estate	4,182	888	370.9%	447

	$36,227	$31,826	13.8%	$34,375

Non-performing assets to total assets	0.86%	0.85%	0.6%	0.99%

TABLE 9 - NON-PERFORMING LOANS
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004

	March 31,	June 30,	Change in	March 31,
(Dollars in thousands)	2005	2004	%	2004
Non-performing loans:
Mortgage	$27,231	$27,651	-1.5%	$28,738
Commercial, mainly secured by real estate	4,582	2,954	55.1%	4,870
Consumer	232	333	-30.3%	320

Total	$32,045	$30,938	3.6%	$33,928

Non-performing loans composition:
Mortgage	85.0%	89.4%		84.7%
Commercial, mainly secured by real estate	14.3%	9.5%		14.4%
Consumer	0.7%	1.1%		0.9%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	3.70%	4.12%	-10.2%	4.68%

Total assets	0.76%	0.83%	-8.4%	0.98%

Total capital	9.46%	10.50%	-9.9%	11.83%

At March 31, 2005, the Group’s non-performing assets totaled $36.2 million (0.86% of total assets) versus $31.8 million (0.85% of total assets) at June 30, 2004. Foreclosed real estate properties increased 370.9%, to $4.1 million, when compared to $888,000 reported as of June 30, 2004.

Non-performing commercial loans, mainly collateralized by real estate, increased 55.1%, from $3.0 million as of June 30, 2004, to $4.6 million as of March 31, 2005. This increase was mainly due to the inclusion of two commercial loans with balances of $400,000 and $670,770, respectively, both secured by real estate. Non-performing mortgage loans decreased 1.5%, to $27.2 million as of March 31, 2005, when compared to the June 30, 2004 non-performing levels of $27.7 million. Such decrease is mainly due to a more aggressive effort made by management to foreclose the properties held as collateral. The commercial and residential real estate loan portfolios are well collateralized.

At March 31, 2005, the allowance for loan losses to non-performing loans coverage ratio was 21.78%. Detailed information concerning each of the items that comprise non-performing assets follows:

•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2005, the Group’s non-performing mortgage loans totaled $27.2 million (85.0% of the Group’s non-performing loans) a 1.5% decrease from the $27.7 million (89.4% of the Group’s non-performing loans) reported at June 30, 2004. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred in this portfolio.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2005, the Group’s non-performing commercial loans amounted to $4.6 million (14.3% of the Group’s non-performing loans), a 55.1% increase from $3.0 million reported at June 30, 2004 (9.5% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2005, the Group’s non-performing consumer loans amounted to $232,000 (0.7% of the Group’s total non-performing loans), a 30.3% decrease from the $333,000 reported at June 30, 2004 (1.1% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.

TABLE 10 - LIABILITIES SUMMARY AND COMPOSITION
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004

	March 31,	June 30,	Variance	March 31,
(Dollars in thousands)	2005	2004	%	2004
Deposits:
Non-interest bearing deposits	$58,979	$44,622	32.2%	$51,656
Now accounts	92,718	81,644	13.6%	81,595
Savings accounts	93,944	88,459	6.2%	90,610
Certificates of deposit	948,485	807,783	17.4%	832,338

	1,194,126	1,022,508	16.8%	1,056,199
Accrued interest payable	2,438	1,841	32.4%	1,523

	1,196,564	1,024,349	16.8%	1,057,722

Borrowings:
Securities sold under agreements to repurchase	2,256,295	1,895,865	19.0%	1,648,339
Advances from FHLB	301,500	300,000	0.5%	310,800
Term notes	15,000	15,000	0.0%	15,000
Subordinated capital notes	72,166	72,166	0.0%	72,166

	2,644,961	2,283,031	15.9%	2,046,305

Securities purchased but not yet received	56	89,068	-99.9%	14,419

Total deposits and borrowings	3,841,581	3,396,448	13.1%	3,118,446
Other liabilities	35,014	34,580	1.3%	61,093

Total liabilities	$3,876,595	$3,431,028	13.0%	$3,179,539

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.9%	4.4%		4.9%
Now accounts	7.8%	8.0%		7.7%
Savings accounts	7.9%	8.7%		8.6%
Certificates of deposit	79.4%	78.9%		78.8%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	85.3%	83.0%		80.6%
Advances from FHLB	11.4%	13.1%		15.2%
Subordinated capital notes	2.7%	3.2%		3.5%
Term notes	0.6%	0.7%		0.7%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at quarter-end	$2,256,295	$1,895,865		$1,648,339

Daily average outstanding balance	$2,164,865	$1,597,720		$1,539,531

Maximum outstanding balance at any month-end	$2,331,091	$1,895,865		$1,648,339

At March 31, 2005, the Group’s total liabilities reached $3.877 billion, 13.0% higher than the $3.431 billion reported at June 30, 2004. Deposits and borrowings, the Group’s funding sources, amounted to $3.842 billion at March 31, 2005, an increase of 13.1% when compared to $3.396 billion reported at June 30, 2004. At March 31, 2005, borrowings represented 69% of interest-bearing liabilities and deposits 31%, versus 72% and 28%, respectively, at December 31, 2004. The Group’s medium term objective is a 55%-45% ratio, as it grows up the loan portfolio to 45% of total earning assets.

Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes and lines of credit. At March 31, 2005, borrowings amounted to $2.645 billion, 15.9% greater than the $2.283 billion at June 30, 2004. The increase is due to an increase of 19.0% in repurchase agreements, reflecting the funding needed to maintain the Group’s investment and loan portfolio growth. Also, it reflects the Group’s strategy in fiscals 2004 and 2005 to use low cost repurchase agreements, coupled with interest rate swaps, to fix these costs over multi-year periods.

The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the certain of the Group’s mortgages and investment securities. FHLB advances totaled $301.5 million as of March 31, 2005, and $300 million at June 30, 2004. However, the Group has the capacity to expand such source of funding up to a maximum of $560 million based on the $28.0 million of capital contribution that the Group has allocated with FHLB.

At March 31, 2005, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.197 billion, up 16.8%, compared to the $1.024 billion reported as of June 30, 2004. Deposits reflected 17.2% sequential quarterly growth in certificates of deposits, to $950.9 million primarily due to increase in one year CDs. Such increases are due in part to the Company’s success opening accounts as part of its expanded commercial and consumer lending businesses and of the Oriental Preferred program of bank services and accounts, and an increase in brokered deposits.

TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF MARCH 31, 2005, 2004 and JUNE 30, 2004
(In thousands, except for per share data)

	March 31,	June 30,	Variance	March 31,
	2005	2004	%	2004
Capital data:
Stockholders’ equity	$338,690	$294,667	14.9%	$286,676

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.67%	11.24%	-5.1%	11.58%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$446,465	$408,007	9.4%	$393,189

Minimum Tier 1 Capital Required	$167,317	$145,209	15.2%	$101,860

Tier 1 Risk-Based Capital Ratio	40.94%	37.98%	7.8%	38.43%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$446,465	$408,007	9.4%	$393,189

Minimum Tier 1 Risk-Based Capital Required	$43,618	$42,966	1.5%	$40,924

Total Risk-Based Capital Ratio	41.58%	38.69%	7.5%	39.08%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$453,445	$415,560	9.1%	$399,821

Minimum Total Risk-Based Capital Required	$87,237	$85,932	1.5%	$81,848

Stock data:
Outstanding common shares, net of treasury (1)	24,676	24,208	1.9%	24,114

Book value (1)	$10.97	$9.36	17.2%	$9.07

Market Price at end of period	$23.42	$24.61	-4.8%	$28.95

Market capitalization	$577,912	$595,729	-3.0%	$698,216

	March 31,	March 31,	Variance
	2005	2004	%
Common dividend data:
Cash dividends declared	$10,037	$8,344	20.3%

Cash dividends declared per share (1)	$0.41	$0.38	7.9%

Payout ratio	22.12%	19.60%	12.9%

Dividend yield	2.11%	2.25%	-6.2%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
Fiscal 2005
March 31, 2005	$28.94	$22.97	$0.14

December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004 (1)	$26.64	$22.76	$0.13

Fiscal 2004 (1)
June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

December 31, 2003	$23.77	$19.88	$0.13

September 30, 2003	$22.30	$19.28	$0.12

Fiscal 2003 (1)
June 30, 2003	$21.77	$17.90	$0.12

March 31, 2003	$17.96	$16.58	$0.12

December 31, 2002	$17.03	$13.12	$0.12

September 30, 2002	$16.69	$13.72	$0.10

(1)	Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

At March 31, 2005, the Group’s total stockholders’ equity was $338.7 million, a 14.9% increase, when compared to $294.7 million at June 30, 2004. This increment was due to the net effect of earnings retention from operations and to a reduction in accumulated other comprehensive loss. As of March 31, 2005, accumulated comprehensive loss amounted to $39.8 million, a decrease of $5.6 million, when compared to the $45.4 million loss recorded as of June 30, 2004. Net accumulated other comprehensive loss consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.

At March 31, 2005, accumulated unrealized loss, net of tax on derivatives designated as cash flow hedges was $3.0 million, a $14.1 million decrease, when compared to an accumulated unrealized loss of $17.1 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $36.8 million at March 31, 2005, after $8.5 million negative change, when compared with an accumulated unrealized loss of $28.3 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at March 31, 2005 includes an unrealized loss amounting to $25.4 million related to securities transferred to the held-to-maturity category, most of which occurred during the first quarter of fiscal 2004. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

On November 30, 2004, the Group declared $3.5 million in cash dividends, a 25.0% increase when compared to $2.8 million declared for the same period a year ago. The Group also declared a 10% stock dividend paid to holders of record as of December 31, 2004.

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2005, the Group’s market capitalization for its outstanding common stock was $577.9 million ($23.42 per share).

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

During the quarters ended March 31, 2005 and 2004, losses of $623,000 and of $275,000 respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the first nine months of fiscal 2005 and 2004, these losses amounted to $945,000 and $935,000, respectively. For the quarter ended March 31, 2005, unrealized gains of $13.6 million on derivatives designated as cash flow hedges were included in other comprehensive income. For the first nine months of fiscal 2005, unrealized gains of $192,000 on derivatives designated as cash flow hedges were included in other comprehensive income. Ineffectiveness of $791,000 and $811,000 was charged to earnings during the nine-month period ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and June 30, 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, to fix the cost of short-term borrowings and hedge the mortgage loan purchased represented a liability of $6.8 million and $13.8 million, respectively, presented in accrued expenses and other liabilities; the US 10 year notes put options represent an other asset of $1.3 million as of March 31, 2005; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other assets of $18.3 million and $16.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $17.6 million and $16.2 million, respectively, recorded in deposits.

Rate changes expose the Group to changes in net interest income. The result of the sensitivity analysis on net interest income on a hypothetical 200 basis points rate increase as of March 31, 2005 for the next twelve months would be a decrease of $17.5 million or 20.62% of net interest income. The change for the same period, utilizing a hypothetical declining rate scenario of 50 basis points, is an increase of $8.8 million or 10.44%. Both hypothetical rate scenarios consider a gradual change of +200 and -50 basis points during the twelve-month period. The decreasing rate scenario has a floor of .25%. This estimated change is slightly above the policy guidelines established by the Board of Directors of 15%.

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of March 31, 2005, the Group had approximately $3.246 billion in securities and other investments available to cover liquidity needs. Securitizable loans provide additional asset-driven liquidity. These sources, in addition to the Group’s 10.67% leverage capital ratio, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counter-party and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Group may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances. The FHLB requires the Group to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2005, the Group has an additional borrowing capacity with the FHLB of $37.7 million based on the collateral already pledge with the FHLB. However, the Group’s total borrowing capacity with the FHLB based on the Bank’s capital contribution is up to $560 million.

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

As of March 31, 2005, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $25.0 million. No borrowings were made during the quarter ended March 31, 2005 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rates are negotiated at the time of the transactions. The credit agreements are renewable annually.

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

Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law, except for certain IBEs that operate as units of banks. The IBE Act imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after March 31, 2004 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

The Group has an IBE that operates as a unit of the Bank. It also has an IBE that operates as a subsidiary of the Bank. The Bank transferred as of January 1, 2004, substantially all of the Bank’s IBE assets to the new IBE subsidiary. Although this transfer of IBE assets allows the Group to continue enjoying tax benefits, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to the new IBE subsidiary.

On February 2005, during his budget speech the Governor of Puerto Rico announced the proposal of a new legislation to impose a special income tax on the financial industry for two years as a transitory measure to a tax reform. The tax is believed to be between 2.5% and 5% on the net interest income. The proposal of this new legislation is still on a very preliminary stage; therefore, the final effect of the proposed special tax for the financial sector on the industry is still not defined.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of such period, the Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any significant changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	None

b)	Not applicable

c)	None

Item 3. DEFAULTS UPON SENIOR SECURITIES

              None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              None

Item 5. OTHER INFORMATION

a)	None

b)	None

Item 6. EXHIBITS:

3(i)	Amended and Restated Certificate of Incorporation.(1)

3(ii)	By-Laws.(2)

4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A (3)

4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B (4)

10.1	1996 Incentive Stock Option Plan.(5)

10.2	1998 Incentive Stock Option Plan.(6)

10.3	2000 Incentive Stock Option Plan.(7)

10.4	Form of Stock Option Grant.(8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

8. Incorporated herein by reference from Exhibit No. 10.4 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/José Rafael Fernández	Dated: May 9, 2005

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Hector Mendez	Dated: May 9, 2005

Hector Mendez
Senior Executive Vice President, Treasury and Asset Management and Chief Financial Officer