Form 10-K
period 2005-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2005-09-13
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2005, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ___to ___.
Commission File No. 001-12647
ORIENTAL FINANCIAL GROUP INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0538893
Principal Executive Offices:
998 San Roberto Street
Professional Offices Park SE 4th Floor
San Juan, Puerto Rico 00926
Telephone Number: (787) 771-6800

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock
($1.00 par value per share)
7.125% Noncumulative Monthly Income Preferred Stock, Series A ($1.00 par value per share, $25.00 liquidation preference per share);
7.0% Noncumulative Monthly Income Preferred Stock, Series B ($1.00 par value per share, $25.00 liquidation preference per share)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐
Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐
Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes	☑	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $633.1 million based upon the reported closing price of $28.31 on the New York Stock Exchange as of December 31, 2004.
As of August 31, 2005, the Group had 24,846,884 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the Group’s annual report to shareholders for fiscal year 2005 are incorporated herein by reference in response to Items 5 through 9A of Part II and Item 15(a)(1) of Part IV.
Portion of the Group’s definitive proxy statement relating to the 2005 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of Security Holders

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
EX-10.5 LEASE AGREEMENT DATED MAY 18, 2004
EX-10.6 FIRST AMENDMENT TO LEASE AGREEMENT DATED MAY 18,2004
EX-10.7 AGREEMENTS BETWEEN ORIENTAL FINANCIAL GROUP INC. AND JOSE ENRIQUE FERNANDEZ
EX-10.8 EMPLOYMENT AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND JOSE RAFAEL FERNANDEZ
EX-10.9 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND JOSE E.FENANDEZ
EX-10.10 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP AND HECTOR MENDEZ
EX-10.11 CHANGE IN CONTROL COMPENSATION AGREEMENT ORIENTAL FINANCIAL GROUP AND JOSE E. FERNANDEZ RICHARD
EX-10.12 CHANGE IN CONTROL COMPENSATION AGREMENT BETWEEN ORIENTAL FINANCIAL GROUP, INC AND JOSE R. FERNANDEZ
EX-10.13 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP, INC AND NOBERTO GONZALEZ
EX-10.14 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND GANESH KUMAR
EX-10.15 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND CARLOS VELEZ
EX-10.16 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND NESTOR VALE
EX-10.17 CHANGE IN CONTROL COMPENSATION AGREEMENT BETWEEN ORIENTAL FINANCIAL GROUP INC AND CARLOS J. NIEVES
EX-21 LIST OF SUBSIDIARIES
EX-23 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.1 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.1 SECTION 906 CERTIFICATION OF CFO

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
PART I
ITEM 1. BUSINESS
General
The Group provides comprehensive financial services to its clients through a complete range of consumer and commercial banking-financial solutions, including consumer, commercial and mortgage lending; checking and savings accounts; financial planning, insurance, money management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality service, and marketing focused on professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 24 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s strategy is to strengthen its banking-financial services franchise by expanding its commercial and consumer lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, opening approximately two new financial centers per year, continuing to maintain effective asset-liability management, and growing non-interest revenues from banking and financial services and improving operating efficiencies.
The Group is a diversified, publicly-owned financial holding company with $7.2 billion in total financial assets managed and owned, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing services through its subsidiaries. Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 24 branches located throughout Puerto Rico. The Bank was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. The Bank offers banking services such as mortgage, commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services. The Bank also operates two international banking entities pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one operates as a unit of the Bank, named O.B.T. International Bank, and the other operates as a wholly owned subsidiary of the Bank, named Oriental International Bank Inc. (“Oriental International”), organized in November 2003. The Group transferred most of the assets and liabilities of O.B.T. International Bank to the new IBE subsidiary as of January 1, 2004. The international banking entities offer the Bank certain Puerto Rico tax advantages and their services are limited under Puerto Rico law to persons and assets / liabilities located outside of Puerto Rico.
Oriental Financial Services Corp. (“OFSC”) and Oriental Insurance Inc. (“Oriental Insurance”) are Puerto Rico corporations and the Group’s subsidiaries engaged in securities brokerage/investment banking and insurance agency services, respectively. OFSC, a member of the National Association of Securities Dealers, Inc. (the “NASD”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule.

In January 2005, OFSC was selected for the third time to serve as Senior Manager for the next two years, for the Commonwealth of Puerto Rico’s bond syndicate in partnership with Banc of America Securities LLC. OFSC has entered into an agreement to seek municipal securities business with Banc of America Securities LLC, two consulting services agreement with Bank of America, N.A., and Bank of America Leasing and Capital, LLC, and a client services agreement with Bank of America Capital Management, LLC.
In October 2001 and August 2003, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”), respectively, special purpose entities of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35 million of trust redeemable preferred securities were issued by the Statutory Trust I and by the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
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
The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trusts, CPC and Oriental Insurance. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with the Group or its other subsidiaries.
Market Area and Business Segments
Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of June 30, 2005, Puerto Rico had 11 banking institutions with a total of approximately $97.1 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at June 30, 2005. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.
In addition, the Group competes with brokerage firms with retail operations, credit unions, cooperatives, small loan companies, insurance agencies and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities.
Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates and by offering convenient branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.
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
The Treasury segment encompasses all of the Group’s treasury functions. The Group’s investment portfolio primarily consists of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government obligations, municipal bonds and money market instruments.

Mortgage-backed securities, the largest component, consist principally of pools of residential loans that are made to consumers and then resold in the form of certificates, the payment of interest and principal of which is guaranteed by the Government National Mortgage Corporation (the “GNMA”), the Federal National Mortgage Association (the “FNMA”) and the Federal Home Loan Mortgage Corporation (the “FHLMC”) in the open market. For more information, see Note 3 to the consolidated financial statements incorporated by reference in this report.
The Group’s mortgage banking activities consist of the origination and purchase of mortgage loans and the subsequent sale in the secondary market. The Group originates FHA (“Federal Housing Administration”) insured and VA (“Veteran Administration”) guaranteed mortgages for issuance of GNMA mortgage-backed securities, and conventional mortgage loans for issuance of FNMA or FHLMC mortgage-backed securities, using another institution as the issuer. Mortgages included in the resulting GNMA, FNMA and FHLMC pools are serviced by another institution. The Group outsources the servicing of its mortgage loan portfolio to a third party.
The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (the “FHLB”) advances, subordinated capital notes and term notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Management Committee (the “ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland United States market interest rates.
The financial services business segment is comprised of the Bank’s trust division (“Oriental Trust”), the security brokerage and investment banking subsidiary (OFSC), the insurance agency subsidiary (Oriental Insurance), and the pension plan administration subsidiary (CPC). The core operations of this segment are financial planning, investment banking, money management, investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services. Oriental Trust offers various types of IRAs, custodian accounts and corporate trust accounts. CPC manages 401(k) and Keogh retirement plans. OFSC offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. Oriental Insurance offers insurance products to its client base, such as fixed and variable annuities, and property, casualty, title and life insurance.
For more information regarding the performance of the Group’s reportable segments, please refer to Note 17 to the consolidated financial statements incorporated by reference in this report.
Regulation and Supervision
The Group is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires, directly or indirectly, ownership or control of more than 5% of the voting shares of another bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
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
Under Federal Reserve Board policy, a bank holding company, such as the Group, is expected to act as a source of financial and managerial strength to its banking subsidiaries and to also commit resources to support them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.
The Gramm-Leach-Bliley Act of 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature”. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election must be and remain at all times “well capitalized” and “well managed”.
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
Under the Federal Deposit Insurance Act (“FDIA”), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator, receiver or other legal custodian and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. The Bank is currently the only FDIC-insured depository institution subsidiary of the Group. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

Dividend Restrictions
The principal source of funds for the Group is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Puerto Rico Banking Act”), the FDIA and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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
Federal Home Loan Bank System
The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the “FHFB”). The FHLB serves as credit facility for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.
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
Federal Deposit Insurance Corporation Improvement Act
Under FDICIA, the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of June 30, 2005, the Bank is a “well-capitalized” institution.
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
The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following “supervisory subgroups:” “A,” “B,” or “C.” Group “A” institutions, like the Bank, are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.
The Deposit Insurance Funds Act of 1996 (the “DIFA”) was enacted on September 30, 1996. DIFA repealed the statutory minimum premium. Thereafter, premiums related to deposits assessed by both the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) are assessed at a rate of 0 to 27 basis points per $100 deposits based on the risk-based assessment. Currently, the Bank’s deposit insurance premium charged by the SAIF is $0.014 for every $100 of deposits.
Regulatory Capital Requirements
The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).
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
In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a minimum ratio of Tier 1 to total assets of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines point out that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.
Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At June 30, 2005, the Group was in compliance with all capital requirements. For more information, please refer to Note 2 to the Consolidated Financial Statements incorporated by reference in this report.
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
The FDIC and the other federal banking agencies have Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit, underwriting, interest rate exposure, asset growth and employee compensation.
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
Under the FDIC regulations governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA. An insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.
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
Regulation W of the Federal Reserve Bank Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to a greater than 10% shareholders of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.
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
The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“SOA”) implemented legislative reforms intended to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of SOA.
In addition to the establishment of an accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
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
The Group’s corporate governance guidelines, code of business conduct and ethics and the charters of its audit committee, compensation committee and corporate governance and nominating committee are available free of charge on the Group’s website www.orientalonline.com in the investor relations section under the corporate governance link.
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
The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the 10% of total deposits or 100% of total additional paid-in capital on common and preferred stock, whichever is greater. As of June 30, 2005, the Bank’s capital reserve fund was $33,893,000, which was within the required parameters.
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
The Puerto Rico Banking Act further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, commonwealth and municipal) which are secured by actual collateral.

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
The Puerto Rico Banking Act generally restricts the amount a bank can lend to a single borrower. The Act prohibits one or more loans to the same person, firm, partnership, corporation or related parties financially dependent, in an aggregate amount that exceeds 15% of the bank’s paid-in capital and reserve fund. The regulations issued thereunder by the Commissioner expand the above limitation to include 15% of 50% of the bank’s retained earnings. This additional lending limit is only allowed to institutions with: (1) a rating of “1” on their last regulatory examination and (2) classification of a “well-capitalized” institution. The 15% limitation is not applicable to loans guaranteed by collateral having a fair value of at least 25% more than the loan amount. It is also not applicable to letters of credit or guarantees and loans guaranteed by bonds, securities and debts of the government of the United States or Puerto Rico or bonds of Puerto Rico governmental agencies, instrumentalities or municipalities. As of June 30, 2005, there were no loans that exceeded the maximum amount that the Bank could have loaned to a single borrower.
The Puerto Rico Finance Board, which is composed of the Commissioner, the President of the Government Development Bank of Puerto Rico, and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three public interest representatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The Puerto Rico Finance Board promulgates regulations that specify maximum rates on various types of loans to individuals.
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
International Banking Center Regulatory Act of Puerto Rico
The business and operations of O.B.T. International Bank and Oriental International are subject to supervision and regulation by the Commissioner. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets / liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.
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
Employees
At June 30, 2005, the Group had 520 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

ITEM 2. PROPERTIES
The Group leases its main offices located at Professional Offices Park, 998 San Roberto Street, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, insurance services, and back-office support departments are at such location.
The Bank owns seven branch premises and leases seventeen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
At June 30, 2005, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $17.3 million.
On June 30, 2005, the Group sold the Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico, for the amount of $3,355,000, to a local investor and his spouse. The local investor is the brother of José Enrique Fernández, Chairman of the Group’s Board of Directors. The building was the principal property owned by the Group for banking operations and other services. The Bank’s mortgage banking division and one of the principal branches and financial services office (brokerage and insurance) are located in this building. The book value of this property at June 30, 2005, was $1.3 million. Also, on the same date, the Bank entered into a triple net lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. The transaction was accounted for accordance to the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and will be amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leasedback property each period.
On July 6, 2004, the Group announced plans for its new headquarters, Oriental Group Tower, which will consolidate all corporate offices and support facilities into a building under construction at Professional Offices Park in San Juan, Puerto Rico. The Group will be the anchor tenant by leasing 55,336 square feet of office space in the fourth, fifth and sixth floors.
At present, the Group’s executive offices, the main offices of OFSC, as well as several support facilities of the Group, are located at two different buildings within the Professional Offices Park facilities, and at the Tres Rios Building located in Guaynabo, Puerto Rico. All these facilities will be relocated to the new building. Occupancy of the new building is expected in March 2006, subject to completion of the building. The lease term will be for 10 years and will commence on the date that the premises are ready for occupancy.
The Group’s investment in premises and equipment, exclusive of leasehold improvements, at June 30, 2005, was $9.6 million.
ITEM 3. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years.
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
As of June 30, 2005, the Group had approximately 6,760 holders of record of its common stock, including all directors, officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
On November 30, 2004, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2004. As a result, a total of 2,260,396 shares of common stock were distributed on January 17, 2005 (1,993,711 shares of common stock were issued and 266,685 were distributed from the Group’s treasury stock account.) For purposes of the computation of income per common share, cash dividend and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.
Also, on November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purposes of the computation of income per common share, cash dividend and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.
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
United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department “Withholding Tax Exemption Certificate for the Purpose of Section 1147” is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to dividends from foreign corporations, such as the Group.
The Group has three stock options plans: the 1996, 1998 and 2000 Incentive Stock Option Plans, all of which were approved by the Group’s stockholders. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options exercise price.

The following table shows certain information pertaining to the plans:

	(a)	(b)	(c)
			Number of securities
			remaining available
			for future issuance
			under equity
			compensation plans
	Number of securities to be	Weighted-average exercise	(excluding those
	issued upon exercise of	price of outstanding	reflected in column
Plan Category	outstanding options	options	(a))
Equity compensation plans approved by shareholders

1996 Plan	681,103	$15.54	32,452
1998 Plan	410,294	10.93	160,203
2000 Plan	127,936	9.38	—

Total	1,219,333	$13.23	192,656

On December 16, 2004 the Financial Accounting Standard Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The required adoption date of Statement 123(R) for a public company with year end in June 30, is July 1, 2005. The Group will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.
On June 30, 2005, the Compensation Committee of the Group’s Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of OFG that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of Statement 123(R). The future expense to be avoided as a result of the acceleration of the vesting of these options amounts to approximately $3.4 million on a pre-tax basis over the course of the original vesting period, of which $1.5 million will be avoided for the fiscal year ending June 30, 2006, $0.8 million for the second fiscal year, $0.5 million for the third fiscal year, $0.3 million for each of the subsequent two fiscal years, and $65,000 for the sixth fiscal year.
Purchases of equity securities by the issuer and affiliated purchasers
The following table sets forth issuer purchases of equity securities made by the Group during the three-month period ended June 30, 2005:

	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number of		Purchased as Part of	that May Yet Be
	Shares (or units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs (1)
From April 1, 2005 to April 30, 2005	200,000	$14.86	200,000	$4,866,613
From May 1, 2005 to May 31, 2005	30,000 (2)	$14.43	—	$4,866,613
From June 1, 2005 to June 30, 2005	—	—	—	$4,866,613
Total	230,000	$14.65	200,000	$4,866,613

Notes:
(1) On March 27, 2003, the Group’s Board of Directors announced the authorization of a program for the repurchase of up to $9.0 million of its outstanding shares of common stock. This program superseded the ongoing repurchase program established earlier. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The Group will make such repurchases from time to time in the open market at such times and prices as market conditions shall warrant, and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. On August 30, 2005, the Board approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which will replace the current program.
(2) During the three-month period ended June 30, 2005, the Group repurchased 30,000 of its shares of common stock in the open market, at a total cost of $432,857, which are held in treasury to be used as part of the Group’s matching contribution under its defined contribution 1165(E) plan. This purchase was accounted for separately from purchases under the last publicly announced repurchase program.
For more information, please refer to Notes 1 and 2 to the consolidated financial statements incorporated by reference in this report.
ITEM 6. SELECTED FINANCIAL DATA
The information required by this item is incorporated herein by reference from portions of the 2005 annual report to shareholders filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of such report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.
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

	Year Ended June 30,
	2005	2004	2003	2002	2001

Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	1.62x	2.18x	2.08x	1.69x	2.17x
Including Interest on Deposits	1.46x	1.76x	1.64x	1.42x	1.06x
For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of June 30, 2005 and 2004, the Group had noncumulative preferred stock issued and outstanding amounting to $68,000,000 as follows: (1) Series A, amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34,500,000 or 1,380,000 shares, at a $25 liquidation value. As of June 30, 2003, 2002, and 2001, the Group had noncumulative preferred stock, Series A, issued and outstanding amounting to $33,500,000 or 1,340,000 shares at a $25 liquidation value.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is incorporated herein by reference from portions of the 2005 annual report to shareholders filed as Exhibit 13.0 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2005 annual report to shareholders filed as Exhibit 13.0, under the caption “Quantitative and Qualitative Disclosures about Market Risk”.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated herein by reference from portions of the 2005 annual report to shareholders filed as Exhibit 13.0. The consolidated financial statements of this report set forth the list of all reports required by this item and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the management in the best of their knowledge concluded that, as of June 30, 2005, the Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.
Internal Control over Financial Reporting
There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Group’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management’s Report on Internal Control Over Financial Reporting included in the consolidated financial statements as presented in and incorporated by reference from the Group’s 2005 annual report to shareholders, management assessed the Group’s system of internal control over financial reporting as of June 30, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Group’s management believes that, as of June 30, 2005, its system of internal control over financial reporting met those criteria and is effective.
During the last fiscal quarter, there was no change in the Group’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such internal control.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
Items 10 through 14 will be provided by incorporating the information required under such items by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) — Financial Statements
The list of financial statements required by this item is set forth in the financial data index incorporated by reference from portions of the 2005 annual report to shareholders.
(a)(2) — Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) – Exhibits

EXHIBIT NO.:	DESCRIPTION OF DOCUMENT:
3(i)	Amended and Restated Certificate of Incorporation.(1)

3(ii)	By-Laws.(2)

4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A (3)

4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B (4)

10.1	1996 Incentive Stock Option Plan.(5)

10.2	1998 Incentive Stock Option Plan.(6)

10.3	2000 Incentive Stock Option Plan.(7)

10.4	Form of Stock Option Grant.(8)

10.5	Lease Agreement Between Oriental Financial Group Inc. and Professional Office Park V, Inc.

10.6	First Amendment to Lease Agreement Dated May 18, 2004, Between Oriental Financial Group Inc. and Professional Office Park V, Inc.

10.7	Agreements between Oriental Financial Group Inc. and José Enrique Fernández

10.8	Employment Agreement between Oriental Financial Group Inc. and José Rafael Fernández

10.9	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José E. Fernández

10.10	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Héctor Méndez

10.11	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose E. Fernández Richards

10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose R. Fernández

10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González

10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar

10.15	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Carlos Vélez

10.16	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Néstor Vale

10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Carlos J. Nieves

13	Portions of annual report to security holders incorporated herein by reference.

21	List of Subsidiaries

23	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

2.	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on September 1, 2005.

3.	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

4.	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

5.	Incorporated herein by reference from the Group’s definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.

6.	Incorporated herein by reference from the Group’s definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.

7.	Incorporated herein by reference from the Group’s definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

8.	Incorporated herein by reference from Exhibit No. 10.4 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2004.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Férnandez	Dated: September 13, 2005
José Rafael Fernández,
President and Chief Executive Officer

By: /s/ Héctor Méndez	Dated: September 13, 2005
Héctor Méndez,
Senior Executive Vice President,
Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José E. Fernández	Dated: September 13, 2005
José E. Fernández
Chairman of the Board

By: /s/ José Rafael Fernández	Dated: September 13, 2005
José Rafael Fernandez
Director

By: /s/ Pablo I. Altieri	Dated: September 13, 2005
Dr. Pablo I. Altieri
Director

By: /s/ Efraín Archilla	Dated: September 13, 2005
Efraín Archilla
Director

By: /s/ Julian Inclán	Dated: September 13, 2005
Julian Inclán
Director

By: /s/ Emilio Rodríguez, Jr.	Dated: September 13, 2005
Emilio Rodríguez, Jr.
Director

By: /s/ Francisco Arriví	Dated: September 13, 2005
Francisco Arriví
Director

By: /s/ Miguel Vázquez Deynes	Dated: September 13, 2005
Miguel Vázquez Deynes
Director

By: /s/ Maricarmen Aponte	Dated: September 13, 2005
Maricarmen Aponte
Director

By: /s/ José Gil de Lamadrid	Dated: September 13, 2005
José Gil De Lamadrid
Director

By: /s/ Juan Carlos Aguayo	Dated: September 13, 2005
Juan Carlos Aguayo
Director

By: /s/ Alberto Richa	Dated: September 13, 2005
Alberto Richa (1)
Director

(1)	Mr. Richa resigned to the Group’s Board of Directors effective August 30, 2005

EXHIBIT 13.0
ORIENTAL FINANCIAL GROUP INC.
FORM-10K
FINANCIAL DATA INDEX

PAGE
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-1
Attestation Report of Independent Registered Public Accounting Firm on Section 404	F-2
Management’s Report on Internal Control Over Financial Reporting	F-3
Consolidated Statements of Financial Condition as of June 30, 2005 and 2004	F-4
Consolidated Statements of Income for each of the years in the three-year period ended June 30, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for each of the years in the three-year period ended June 30, 2005	F-6
Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2005	F-7
Notes to the Consolidated Financial Statements	F-8 to F-41
FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-42 to F-66
Quantitative and Qualitative Disclosures About Market Risk	F-66 to F-72
Table 13 — Selected Quarterly Financial Data	F-73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Oriental Financial Group Inc.
San Juan, Puerto Rico
We have audited the accompanying consolidated statements of financial condition of Oriental Financial Group Inc. and its subsidiaries (the “Group”) as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Group’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Group ‘s internal control over financial reporting and an unqualified opinion on the effectiveness of the Group’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
September 9, 2005
Stamp No. 2088062
affixed to original.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Oriental Financial Group Inc.
San Juan, Puerto Rico
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Oriental Financial Group Inc. and its subsidiaries (the “ Group”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Group’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Group maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Group maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Oriental Financial Group Inc. and its subsidiaries as of and for the year ended June 30, 2005, and our report dated September 9, 2005 expressed an unqualified opinion on those financial statements.
San Juan, Puerto Rico
September 9, 2005

Oriental Financial Group Inc.
Management’s Report on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of Oriental Financial Group Inc.:
The management of Oriental Financial Group Inc. (the “Group”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a — 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. The Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Group’s internal control over financial reporting includes those policies and procedures that:
(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Group;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Group are being made only in accordance with authorizations of management and directors of the Group; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Group’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Group’s management has assessed the effectiveness of the Group’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, management has concluded that the Group maintained effective internal control over financial reporting as of June 30, 2005 based on the criteria referred to above.
The Group management’s assessment of the effectiveness of its internal control over financial reporting as of June 30, 2005, has been audited by Deloitte & Touche LLP, the Group’s independent registered public accounting firm, as stated in their report which appears on the previous page.

By:	/s/José Rafael Fernández	By:	/s/ Héctor Méndez

José Rafael Fernández		Héctor Méndez
President and Chief Executive Officer		Senior Executive Vice President,
Date: September 13, 2005		Treasurer and Chief Financial Officer
Date: September 13, 2005

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2005 AND 2004
     (In thousands, except share data)

	2005	2004
ASSETS

Cash and due from banks	$14,892	$9,284

Investments:
Time deposits with other banks	30,000	—
Money market investments	9,791	7,747

Short term investments	39,791	7,747

Trading securities, at fair value with amortized cost of $259 (June 30, 2004 — $561)	265	574

Investment securities available-for-sale, at fair value with amortized cost of $1,036,153 (June 30, 2004 — $1,533,145)
Securities pledged that can be repledged	409,556	986,165
Other investment securities	620,164	541,242

Total investment securities available-for-sale	1,029,720	1,527,407

Investment securities held-to-maturity, at amortized cost with fair value of $2,142,708 (June 30, 2004 — $1,275,534):
Securities pledged that can be repledged	1,802,596	1,002,041
Other investment securities	332,150	280,821

Total investment securities held-to-maturity	2,134,746	1,282,862

Federal Home Loan Bank (FHLB) stock, at cost	27,058	28,160

Total investments	3,231,580	2,846,750

Securities sold but not yet delivered	1,034	47,312

Loans:
Mortgage loans held-for-sale, at lower of cost or market	17,963	5,814
Loans receivable, net of allowance for loan losses of $6,495 (June 30, 2004 — $7,553)	889,428	737,642

Total loans, net	907,391	743,456

Accrued interest receivable	23,735	19,127
Premises and equipment, net	15,269	18,552
Deferred tax asset, net	6,191	7,337
Foreclosed real estate, net	4,186	888
Other assets	46,374	32,989

Total assets	$4,250,652	$3,725,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$152,165	$126,296
Savings accounts	93,925	88,463
Certificates of deposit	1,006,807	809,590

Total deposits	1,252,897	1,024,349

Borrowings:
Securities sold under agreements to repurchase	2,191,756	1,895,865
Advances from FHLB	300,000	300,000
Term notes	15,000	15,000
Federal Funds purchased	12,310	—
Subordinated capital notes	72,166	72,166

Total borrowings	2,591,232	2,283,031

Securities and loans purchased but not yet received	22,772	89,068
Accrued expenses and other liabilities	42,584	34,580

Total liabilities	3,909,485	3,431,028

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,103,636 shares issued (June 30, 2004 — 22,253,084 shares)	25,104	22,253
Additional paid-in capital	187,301	125,206
Legal surplus	33,893	27,425
Retained earnings	68,620	101,723
Treasury stock, at cost 228,000 (June 30, 2004 — 246,441 shares)	(3,368)	(4,578)
Accumulated other comprehensive loss, net of tax benefit of $311 (June 30, 2004 - tax $474)	(38,383)	(45,362)

Total stockholders’ equity	341,167	294,667

Total liabilities and stockholders’ equity	$4,250,652	$3,725,695

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JUNE 30 2005, 2004 AND 2003
     (In thousands, except per share data)

	2005	2004	2003
Interest income:
Loans	$54,966	$52,130	$51,486
Mortgage-backed securities	103,425	104,779	96,225
Investment securities	30,395	7,312	3,739
Short term investments	526	164	296

Total interest income	189,312	164,385	151,746

Interest expense:
Deposits	29,744	30,012	33,657
Securities sold under agreements to repurchase	60,524	36,018	33,834
Advances from FHLB, term notes and other borrowings	8,313	8,158	7,918
Subordinated capital notes	4,318	2,986	1,926

Total interest expense	102,899	77,174	77,335

Net interest income	86,413	87,211	74,411
Provision for loan losses	3,315	4,587	4,190

Net interest income after provision for loan losses	83,098	82,624	70,221

Non-interest income (expense):
Commissions and fees from fiduciary activities	7,641	8,636	6,891
Commissions and fees from broker, investment banking and insurance activities	6,730	8,981	7,581
Banking service revenues	7,752	7,165	5,968
Net gain (loss) on:
Mortgage banking activities	7,774	7,719	8,026
Securities available-for-sale	7,446	13,414	14,223
Derivatives	(2,811)	11	(4,061)
Trading securities	(15)	21	571
Premises and equipment	—	—	(219)
Other	368	87	59

Total non-interest income, net	34,885	46,034	39,039

Non-interest expenses:
Compensation and employees’ benefits	26,663	24,579	20,563
Occupancy and equipment	10,583	9,639	9,079
Advertising and business promotion	6,506	7,466	7,052
Professional and service fees	6,994	5,631	6,467
Communication	1,630	1,849	1,671
Loan servicing expenses	1,727	1,853	1,775
Taxes, other than payroll and income taxes	1,836	1,754	1,556
Electronic banking charges	2,075	1,679	1,244
Printing, postage, stationery and supplies	891	1,121	1,038
Insurance, including deposit insurance	767	791	736
Other	3,348	3,070	2,475

Total non-interest expenses	63,020	59,432	53,656

Income before income taxes	54,963	69,226	55,604
Income tax benefit (expense)	1,649	(5,577)	(4,284)

Net income	56,612	63,649	51,320
Less: Dividends on preferred stock	(4,802)	(4,198)	(2,387)

Net income available to common shareholders	$51,810	$59,451	$48,933

Income per common share:
Basic	$2.11	$2.65	$2.32

Diluted	$2.05	$2.49	$2.15

Average common shares outstanding	24,571	22,394	21,049
Average potential common share-options	687	1,451	1,683

	25,258	23,845	22,732

Cash dividends per share of common stock	$0.55	$0.51	$0.45

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30 2005, 2004 AND 2003
     (In thousands)

CHANGES IN STOCKHOLDERS’ EQUITY:	2005	2004	2003

Preferred stock:
Balance at beginning of period	$68,000	$33,500	$33,500
Issuance of preferred stock	—	34,500	—

Balance at end of period	68,000	68,000	33,500

Common stock:
Balance at beginning of period	22,253	19,684	15,300
Issuance of common stock	—	1,955	—
Stock options exercised	857	614	520
Stock dividend and stock split effected in the form of a dividend	1,994	—	3,864

Balance at end of period	25,104	22,253	19,684

Additional paid-in capital:
Balance at beginning of period	125,206	57,236	52,670
Issuance of common stock	—	52,785	—
Stock options and related	3,650	5,282	4,566
Stock dividend and stock split effected in the form of a dividend	58,455	14,526	—
Common stock issuance costs	(10)	(3,180)	—
Preferred stock issuance costs	—	(1,443)	—

Balance at end of period	187,301	125,206	57,236

Legal surplus:
Balance at beginning of period	27,425	21,099	15,997
Transfer from retained earnings	6,468	6,326	5,102

Balance at end of period	33,893	27,425	21,099

Retained earnings:
Balance at beginning of period	101,723	106,358	75,806
Net income	56,612	63,649	51,320
Cash dividends declared on common stock	(13,522)	(11,425)	(9,415)
Stock dividend and stock split effected in the form of a dividend	(64,923)	(46,335)	(3,864)
Cash dividends declared on preferred stock	(4,802)	(4,198)	(2,387)
Transfer to legal surplus	(6,468)	(6,326)	(5,102)

Balance at end of period	68,620	101,723	106,358

Treasury stock:
Balance at beginning of period	(4,578)	(35,888)	(33,674)
Stock purchased / used to match defined contribution plan 1165(e)	(3,263)	(499)	(2,214)
Stock dividend	4,473	31,809	—

Balance at end of period	(3,368)	(4,578)	(35,888)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(45,362)	(309)	6,830
Other comprehensive income (loss), net of tax	6,979	(45,053)	(7,139)

Balance at end of period	(38,383)	(45,362)	(309)

Total stockholders’ equity	$341,167	$294,667	$201,680

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JUNE 30 2005, 2004 AND 2003
     (In thousands)

COMPREHENSIVE INCOME	2005	2004	2003

Net income	$56,612	$63,649	$51,320

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$10,830	$(65,037)	$28,691
Realized gains on investment securities available-for-sale included in net income	(7,446)	(13,414)	(14,223)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(6,372)	11,134	(36,318)
Realized loss on derivatives designated as cash flow hedges included in net income	10,131	17,744	16,141
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	—	372	227
Income tax effect related to unrealized (gain) loss on securities available-for-sale	(164)	4,148	(1,657)

Other comprehensive income (loss) for the period	6,979	(45,053)	(7,139)

Comprehensive income	$63,591	$18,596	$44,181

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
     (In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$56,612	$63,649	$51,320

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(2,609)	(2,971)	(2,005)
Amortization of premiums, net of accretion of discounts on investment securities, net	9,835	12,535	7,086
Depreciation and amortization of premises and equipment	5,857	4,970	4,692
Deferred income tax expense	982	397	76
Equity in earnings of investment in limited liability partnership	(247)	—	—
Provision for loan losses	3,315	4,587	4,190
Loss (gain) on:
Sale of securities available-for-sale	(7,446)	(13,414)	(14,223)
Mortgage banking activities	(7,774)	(7,719)	(8,026)
Derivatives	2,811	(11)	4,061
Sale of premises and equipment	—	—	219
Originations of loans held-for-sale	(178,256)	(227,964)	(113,548)
Proceeds from sale of loans held-for-sale	102,305	124,813	2,867
Net decrease (increase) in:
Trading securities	309	463	8,222
Accrued interest receivable	(4,608)	(1,411)	(2,018)
Other assets	(11,820)	(1,761)	5,627
Net increase (decrease) in:
Accrued interest on deposits and borrowings	5,252	2,628	(384)
Other liabilities	1,296	(1,314)	1,218

Total adjustments	(80,798)	(106,172)	(101,946)

Net cash used in operating activities	(24,186)	(42,523)	(50,626)

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks Purchases of:	(30,000)	365	(120)
Investment securities available-for-sale	(1,738,613)	(1,740,118)	(1,912,359)
Investment securities held-to-maturity	(529,006)	(288,959)	—
FHLB stock	—	(5,623)	(6,493)
Purchases of equity options and put options	(1,371)	(2,425)	(2,238)
Maturities and redemption of:
Investment securities available-for-sale	562,230	710,782	1,061,919
Investment securities held-to-maturity	232,290	34,709	—
FHLB stock	1,102	—	1,166
Proceeds from sales of:
Investment securities available-for-sale	1,143,501	610,566	681,234
Premises and fixed assets	3,355	—	—
Other real estate owned	3,034	885	—
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(333,177)	(199,262)	(324,980)
Principal repayment of loans	206,113	180,138	168,343
Additions to premises and equipment	(4,073)	(7,360)	(2,866)
Other	—	(1,083)	(1,592)

Net cash used in investing activities	(484,616)	(707,385)	(337,986)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	224,928	(25,468)	78,391
Securities sold under agreements to repurchase	295,891	495,267	403,729
Federal funds purchased	12,310
Proceeds from:
Advances from FHLB	2,204,272	734,200	949,700
Exercise of stock options, net	4,507	5,896	5,086
Repayments of advances from FHLB	(2,204,272)	(564,200)	(1,027,900)
Issuance of subordinated capital notes	—	35,043	—
Issuance of common stock, net	—	51,560	—
Issuance of preferred stock, net	—	33,057	—
Common stock purchased	(3,263)	(499)	(2,214)
Dividends paid	(17,919)	(15,014)	(11,395)

Net cash provided by financing activities	516,454	749,842	395,397

Net change in cash and cash equivalents	7,652	(66)	6,785
Cash and cash equivalents at beginning of year	17,031	17,097	10,312

Cash and cash equivalents at end of year	$24,683	$17,031	$17,097

Cash and cash equivalents include:
Cash and due from banks	$14,892	$9,284	$15,945
Money Market Investments	9,791	7,747	1,152

	$24,683	$17,031	$17,097

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$97,647	$74,546	$76,416

Income taxes paid	$554	$1,894	$88

Mortgage loans securitized into mortgage-backed securities	$85,809	$100,202	$110,843

Investment securities available-for-sale transferred to held-to-maturity	$565,191	$1,114,424	$—

Accrued dividend payable	$3,487	$3,081	$2,472

Other comprehensive income (loss) for the year	$6,979	$(45,053)	$(7,139)

Securities sold but not yet delivered	$1,034	$47,312	$1,894

Securities and loans purchased but not yet received	$22,772	$89,068	$152,219

Transfer from loans to foreclosed real estate	$4,689	$1,237	$571

Stock dividend paid from treasury stock	$4,474	$31,809	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 AND 2004
AND FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED JUNE 30, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices. The following is a description of the Group’s most significant accounting policies:
Nature of Operations
Oriental is a financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. and Caribbean Pension Consultants, Inc. The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). The Bank has two wholly-owned subsidiaries, Oriental International Bank, Inc. and Oriental Mortgage, Inc. Through these subsidiaries, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment brokerage services, as well as corporate and individual trust services. Note 17 to the consolidated financial statements present further information about the operations of the Group’s business segments.
The main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through twenty-four branches located throughout the island and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits through the Savings Association Insurance Fund (SAIF), up to $100,000 per depositor. The Bank has a wholly-owned subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), which is currently inactive, and its only asset is a cash account with an insignificant balance as of June 30, 2005 and 2004. The Bank also operates an international banking entity (“IBE”), which is a unit of the Bank, named O.B.T. International Bank, pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). In November 2003, the Group organized a new IBE, named Oriental International Bank Inc., as a wholly owned subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of O.B.T. International Bank to the new IBE subsidiary. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the Securities and Exchange Commission (“SEC”), and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan losses, income tax, and the valuation of derivatives.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Group and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk
Most of the Group’s business activities are with customers located in Puerto Rico. Note 3 discusses the types of securities in which the Group invests. Note 5 discusses the types of lending the Group engages in. The Group does not have any significant concentrations with any one industry or customer.
Cash Equivalents
For purposes of presentation in the consolidated statements of cash flows, the Group considers as cash equivalents all money market instruments that are not pledged with maturities of three months or less at the date of acquisition.
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
Securities Purchased / Sold Under Agreements to Resell / Repurchase
The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements; accordingly, such agreements are treated as financing agreements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.
Investment Securities
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
The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur. Interest revenue arising from trading instruments is included in the statements of income as part of interest income.
The Group’s investment in the Federal Home Loan Bank (FHLB) of New York stock has no readily determinable fair value and can only be sold back to the FHLB at cost. Therefore, the carrying value represents its fair value.
Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities available for sale, and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of income. The cost of securities sold is determined on the specific identification method.
Impairment of Investment Securities
The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the debtor’s repayment ability on its bond obligations and its cash and capital generation ability.
Derivative Financial Instruments
As part of the Group’s asset and liability management, the Group uses interest-rate contracts, which include interest-rate swaps to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.
The Group follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (refer to Note 10), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).
In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the fair value of the derivative instruments do not perfectly offset changes in the fair value or cash flows of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.
Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value.
The Group uses several pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions to derive the fair value of certain derivatives contracts.
Off-Balance Sheet Instruments
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
Mortgage Banking Activities and Loans Held-For-Sale
The mortgages reported as loans held-for-sale are stated at the lower of cost or market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. From time to time, the Group sells loans to other financial institutions or securitizes conforming mortgage loans into Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) certificates using another institution as issuer. This other institution services the mortgages included in the resulting GNMA, FNMA and FHLMC pools.
Servicing rights on mortgage loans originated and held by the Group are sold to another financial institution. The gain on the sale of these rights is amortized over the expected life of the loans unless the loans are sold, at which time the unamortized deferred gain is taken into income.
Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using a method that approximates the interest method.
Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest, except for well-collateralized real estate loans for which recognition is discontinued when they become 365 days or more past due and are written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.
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
Included in the review of individual loans are those that are impaired, as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgages, and consumer loans, are considered homogeneous and are evaluated collectively for impairment.
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
Long-lived assets and identifiable intangibles, except for financial instruments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate is made of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized if the fair value is less than the carrying amount of the related asset. Otherwise, an impairment loss is not recognized. There were no such impairment losses in fiscal years 2005, 2004 and 2003.
Foreclosed Real Estate
Foreclosed real estate is initially recorded at the lower of the related loan balance or the fair value of the real estate at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair market value of the property is charged against the allowance for loan losses. After foreclosure, these properties are carried at the lower of cost or fair value less estimated costs to sell. Any excess of the carrying value over the estimated fair market value, less estimated costs to sale is charged to operations. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.
Investments in limited liability partnerships
Investment in limited partnerships is accounted for in accordance to the provisions of EITF D-46, “Accounting for Limited Partnership Investment,” which requires the application of the equity method to investments in limited partnerships, pursuant to paragraph 8 of AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,”. The statement requires the use of the equity method unless the investor’s interest is “so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The general practice is that investments of more than 3% to 5% are considered to be more than minor.
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
A transfer of financial assets is accounted for as a sale when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the transferor, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity. As such, the Group recognizes the financial assets and servicing assets it controls and the liabilities it has incurred. At the same time, it ceases to recognize financial assets when control has been surrendered and liabilities when they are extinguished.
Income Taxes
In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
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
Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of June 30, 2005 and 2004, the Group had no recorded valuation allowances related to its net deferred tax assets.
In addition to valuation allowances, the Group establishes accruals for certain tax contingencies when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s tax contingency accruals are reflected as a component of accrued liabilities.
On August 1, 2005 the Puerto Rico Legislature approved Law No. 41 “Law of the Educational Future of the Puerto Rican Children”. This law imposes an additional tax of 2.5 % on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994.

The law will be effective for tax years beginning after December 31, 2004 and finish on or before December 31, 2006. Also ,the effectiveness of this law is subject to the final approval of the Joint Resolution of the Legislature Number 445, concerning the General Budget for the 2005-2006 fiscal year.
Stock Option Plans
At June 30, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans, which are described more fully in Note 2. The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. The Group accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Group had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended June 30,
	2005	2004	2003
(In thousands, except for per share data)
Net income, as reported	$56,612	$63,649	$51,320
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,459	1,394	1,417

Pro forma net income	55,153	62,255	49,903
Less: Dividends on preferred stock	(4,802)	(4,198)	(2,387)

Pro forma net income available to common shareholders	$50,351	$58,057	$47,516

Earning per share:
Basic — as reported	$2.11	$2.65	$2.32

Basic — pro forma	$2.05	$2.59	$2.26

Diluted — as reported	$2.05	$2.49	$2.15

Diluted — pro forma	$1.99	$2.43	$2.09

Average common shares outstanding	24,571	22,394	21,049
Average potential common share-options	687	1,451	1,683

	25,258	23,845	22,732

The average fair value of each option granted in fiscal years 2005, 2004 and 2003 was $13.09, $6.81 and $4.54, respectively. The average fair value of each option granted in fiscal years 2005, 2004 and 2003 was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures. The use of other option pricing models may result in different fair values of the Group’s employee options.
The following assumptions were used in estimating the fair value of the options granted, after giving retroactive effect to the 10% stock dividend:
(1)	The expected option term is 7 years.

(2)	The expected weighted average volatility was 35% for options granted in fiscal 2005 (2004 — 33%, 2003 — 32%).

(3)	The expected weighted average dividend yield was 2.75% for options granted in fiscal 2005 (2004 — 2.25%, 2003 — 2.61%).

(4)	The weighted average risk-free interest rate was 4.06% for options granted in fiscal 2005 (2004 — 3.77%, 2003 — 3.71%).

The diluted per share calculations for the years ended June 30, 2005, 2004 and 2003 have been adjusted from previous reported figures to take into account additional incentive stock options required to be issued by the anti-dilution provisions of employment agreements with certain executives. The contractual provisions required the Group to adjust stock options granted to the executives pursuant to their employment agreements to avoid any form of dilution, including dilution resulting from stock dividends and additional offerings of common stock by the Group. Although all stock options granted to the executives had been adjusted pursuant to the anti-dilution provisions of the Group’s incentive stock option plans to account for stock dividends, the stock options granted to the executives pursuant to their employment agreements had not been adjusted as contractually mandated for additional events of dilution such as the Group’s issuance of common stock in 2004, and the granting of stock options from time to time to other participants under the Group’s incentive stock option plans.
After an evaluation on the merits, the Compensation Committee of the Group’s Board of Directors determined during the fourth quarter of the year ended June 30, 2005 that the executives were entitled to additional options for the implied value of their exercised options by crediting them the amount of such implied value upon future exercises of stock options granted under the Group’s incentive stock option plans and by issuing to each executive the number of additional stock options required to account for the events of dilution with respect to unexercised options granted to them under their employment agreements.
As a result, the Group has increased the number of options used in the calculation of fully diluted shares by 363,325 for the first three quarterly periods of fiscal 2005 and for fiscal years 2004 and 2003, which represent the Group’s calculation of the additional options affecting these periods. The additional options reduced diluted per share results by approximately one cent per share for fiscal 2005 and four cents per share for fiscal years 2004 and 2003. (See note 2).
On June 30, 2005, the compensation committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of Statement 123(R). (See note 2).
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, are reported as a separate component of the stockholders’ equity section of the statements of financial condition, such items, along with net income, are components of comprehensive income.
New Accounting Pronouncements
FASB Statement No. 123 (R) — Accounting for Stock-Based Compensation
On December 16, 2004, the Financial Accounting Standard Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Group will be required to apply Statement 123(R) on July 1, 2005.
At June 30, 2005, the Group had three stock-based employee compensation plans, which are described more fully in Note 1. Up to June 30, 2005, the Group accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted during previous fiscal periods under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Please refer to the Table included in Note 1 for an illustration of the effect in net income and earnings per share if the Group had applied the fair value recognition provisions.
On June 30, 2005, the compensation committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of Statement 123(R). The future expense to be avoided as a result of the acceleration of the vesting of these options amounts to approximately $3.4 million on a pre-tax basis over the course of the original vesting period, of which $1.5 million will be avoided in the first fiscal year to be ended June 30, 2006, $0.8 million in the second fiscal year, $0.5 million in the third fiscal year, $0.3 million in each of the subsequent two fiscal years and $65,000 in the sixth fiscal year.
SFAS No. 153 “Exchanges of Nonmonetary Assets”
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred or b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.
SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Management believes that the adoption of this statement will not have a significant effect on the Group’s consolidated financial statements.
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
Stock Dividend and Stock Split
On October 28, 2002, the Group declared a twenty-five percent (25%) stock split effected in the form of a dividend on common stock held by shareholders of record as of December 30, 2002. As a result, 3,864,800 shares of common stock were distributed on January 15, 2003.
On November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purposes of the computation of income per common share, cash dividends and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.
Also, on November 30, 2004, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2004. As a result, a total of 2,236,152 shares of common stock were distributed on January 17, 2005 (1,993,711 shares of common stock were issued and 242,441 were distributed from the Group’s treasury stock account.) For purposes of the computation of income per common share, cash dividends and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.
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
The activity of common shares held in treasury by the Group for the years ended June 30, 2005, 2004 and 2003 is set forth below.

	(In thousands)
	2005		2004		2003
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount

Beginning of year	246	$4,578	2,025	$35,888	1,534	$33,674

Common shares repurchased under repurchase program	200	2,962	16	394	97	2,214

Common shares repurchased/used to match defined contribution plan, net	24	301	4	105	—	—

Stock split	—	—	—	—	394	—

Stock dividend	(242)	(4,473)	(1,799)	(31,809)	—	—

End of year	228	$3,368	246	$4,578	2,025	$35,888

Stock Option Plans
At June 30, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vested upon completion of specified years of service.
The Group follows the intrinsic value-based method of accounting for measuring compensation expense, if any. The Group accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense is generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The activity in outstanding options for the years ended June 30, 2005, 2004 and 2003, is set forth below:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	1,522,137	$12.55	1,876,044	$11.42	2,132,630	$13.40
Transactions before stock dividend:
Options granted	157,000	28.04	115,266	23.92	25,000	18.95
Options exercised	(331,887)	14.61	(344,237)	8.89	(158,570)	8.81
Options forfeited	(93,751)	11.95	(40,704)	12.93	(74,479)	8.97

	1,253,499	14.94	1,606,369	12.78	1,924,581	14.02

Stock dividend effect	125,350	13.58	160,637	11.62	481,145	11.22
Transactions after stock dividend:
Options granted	393,825	8.47	77,500	26.71	15,000	20.24
Options exercised	(506,086)	18.28	(269,701)	10.52	(361,381)	9.24
Options forfeited	(47,255)	12.41	(52,668)	12.53	(183,301)	10.65

End of year	1,219,333	$13.23	1,522,137	$12.55	1,876,044	$11.42

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Contract Life	Number of	Exercise
Range of Exercise Prices	Options	Price	(Years)	Options	Price
$0.00 to $2.82	139,313	$0.18	10.0	139,313	$0.18
$5.63 to $8.45	323,064	$7.31	5.1	323,064	$7.31
$8.45 to $11.27	82,051	$10.74	4.8	82,051	$10.74
$11.27 to $14.09	248,148	$12.84	6.8	248,148	$12.84
$14.09 to $16.90	41,622	$15.90	7.3	41,622	$15.90
$16.90 to $19.72	24,200	$19.28	8.1	24,200	$19.28
$19.72 to $22.54	88,935	$19.90	8.1	88,935	$19.90
$22.54 to $25.35	199,400	$23.95	8.9	199,400	$23.95
$25.35 to $28.17	72,600	$24.53	9.3	72,600	$24.53

	1,219,333	$13.23	7.6	1,219,333	$13.23

On June 30, 2005, the compensation committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of Statement 123(R). The future expense to be avoided as a result of the acceleration of the vesting of these options amounts to approximately $3.4 million on a pre-tax basis over the course of the original vesting period, of which $1.5 million will be avoided in fiscal year to be ending June 30, 2006, $0.8 million in the second fiscal year, $0.5 million in the third fiscal year, $0.3 million in each of the subsequent two fiscal years and $65,000 in the sixth year fiscal year.
Earnings per Common Share
The calculation of earnings per common share for the fiscal years ended June 30, 2005, 2004 and 2003 follows:

	June 30,
(In thousands, except per share data)	2005	2004	2003
Net income	$56,612	$63,649	$51,320
Less: Preferred stock dividend	(4,802)	(4,198)	(2,387)

Net income available to common stockholders	$51,810	$59,451	$48,933

Weighted average common shares and share equivalents:
Average common shares outstanding	24,571	22,394	21,049
Common stock equivalents — options	687	1,451	1,683

Total	25,258	23,845	22,732

Earnings per common share – basic	$2.11	$2.65	$2.32

Earnings per common share – diluted	$2.05	$2.49	$2.15

For the year ended June 30, 2005 and 2004, stock options without a dilutive effect on earnings per share not included in the calculation amounted to 207,545 and 31,560, respectively. For the year ended June 30, 2003, all stock options outstanding had a dilutive effect on earnings per share.
The diluted per share calculations for the years ended June 30, 2005, 2004 and 2003 have been adjusted from previously reported figures to take into account additional incentive stock options required to be issued by the anti-dilution provisions of employment agreements with certain executives. The contractual provisions required the Group to adjust stock options granted to the executives pursuant to their employment agreements to avoid any form of dilution, including dilution resulting from stock dividends and additional offerings of common stock by the Group. Although all stock options granted to the executives had been adjusted pursuant to the anti-dilution provisions of the Group’s incentive stock option plans to account for stock dividends, the stock options granted to the executives pursuant to their employment agreements had not been adjusted as contractually mandated for additional events of dilution such as the Group’s issuance of common stock in 2004, the quarterly cash dividends declared on its common stock and the granting of stock options from time to time to other participants under the Group’s incentive stock option plans.
After an evaluation on the merits, the Compensation Committee of the Group’s Board of Directors determined during the fourth quarter of the year ended June 30, 2005 that the executives were entitled to additional options for the implied value of their exercised options by crediting them the amount of such implied value upon future exercises of stock options granted under the Group’s incentive stock option plans and by issuing to each executive the number of additional stock options required to account for the events of dilution with respect to unexercised options granted to them under their employment agreements.
As a result, the Group has increased the number of options used in the calculation of fully diluted shares by 363,325 for the first three quarterly periods of fiscal 2005 and for fiscal years 2004 and 2003, which represent the Group’s calculation of the additional options affecting these periods. The effect is to reduce per diluted share results by approximately one cent per share for fiscal 2005 and four cents per share for fiscal years 2004 and 2003.
Legal Surplus
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals to 10% of total deposits or 100% of total additional paid in capital on common and preferred stock, whichever is greater. At June 30, 2005, legal surplus amounted to $33,893,000 (2004 — $27,425,000). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.
Preferred Stock
On May 28, 1999, the Group issued 1,340,000 shares of 7.125% Non-cumulative Monthly Income Preferred Stock, Series A, at $25 per share. The Series A Preferred Stock has the following characteristics: (1) annual dividends of $1.78 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on May 30, 2004, (3) no mandatory redemption or stated maturity date and (4) liquidation value of $25 per share.
On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Non-cumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were approximately $33,057,000, net of $1,443,000 of issuance costs. The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date, and (4) liquidation value of $25 per share.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of income tax, as of June 30 consisted of:

	(In thousands)
	2005	2004

Unrealized loss on derivatives designated as cash flow hedges	$8,768	$12,527
Unrealized loss on securities available-for-sale transfered to held to maturity	24,211	27,572
Unrealized loss on securities available-for-sale	5,404	5,263

	$38,383	$45,362

Minimum Regulatory Capital Requirements
The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2005 and 2004, the Group and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that have changed the Bank’s category. The Group’s and the Bank’s actual capital amounts and ratios as of June 30, were as follows:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Group Ratios
As of June 30, 2005
Total Capital to Risk-Weighted Assets	$454,038	39.39%	$92,210	8.00%	N/A	N/A
Tier I Risk-Based Capital to Risk-Weighted Assets	$447,543	38.83%	$46,105	4.00%	N/A	N/A
Tier I Capital to Average Assets	$447,543	10.65%	$168,080	4.00%	N/A	N/A

As of June 30, 2004
Total Capital to Risk-Weighted Assets	$415,560	38.69%	$85,932	8.00%	N/A	N/A
Tier I Risk-Based Capital to Risk-Weighted Assets	$408,007	37.98%	$42,966	4.00%	N/A	N/A
Tier I Capital to Average Assets	$408,007	11.24%	$145,209	4.00%	N/A	N/A

Bank Ratios
As of June 30, 2005
Total Capital to Risk-Weighted Assets	$292,784	25.66%	$91,264	8.00%	$114,080	10.00%
Tier I Risk-Based Capital to Risk-Weighted Assets	$286,289	25.10%	$45,632	4.00%	$68,448	6.00%
Tier I Capital to Average Assets	$286,289	6.86%	$166,815	4.00%	$208,518	5.00%

As of June 30, 2004
Total Capital to Risk-Weighted Assets	$234,118	23.74%	$78,891	8.00%	$86,670	10.00%
Tier I Risk-Based Capital to Risk-Weighted Assets	$226,565	22.98%	$39,445	4.00%	$52,002	6.00%
Tier I Capital to Average Assets	$226,565	6.50%	$139,349	4.00%	$144,574	5.00%
The Group’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.
On July 2, 2003, the Federal Reserve Board issued a supervisory letter SR 03-13 instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.
3. INVESTMENTS
Short Term Investments
At June 30, 2005, the Group’s short term investments were comprised of Money Market accounts in the amount of $9,791,000 (2004 — $7,747,000) and time deposits with other banks in the amount of $30,000,000.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at June 30, 2005 and 2004, were as follows:

	June 30, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$174,823	$—	$1,807	$173,016	3.47%
Puerto Rico Government and agency obligations	45,744	1,138	152	46,730	5.78%
Corporate bonds and other	69,028	4	3,098	65,934	4.45%

Total investment securities	289,595	1,142	5,057	285,680

FNMA and FHLMC certificates	549,936	477	1,880	548,533	4.48%
GNMA certificates	13,959	306	36	14,229	5.65%
Collateralized mortgage obligations (CMOs)	182,663	410	1,795	181,278	4.61%

Total mortgage-backed-securities and CMO’s	746,558	1,193	3,711	744,040

Total securities available-for-sale	$1,036,153	$2,335	$8,768	$1,029,720	4.40%

Held-to-maturity
US Treasury securities	856,964	968	7,250	850,682	3.76%
Puerto Rico Government and agency obligations	62,094	10	1,664	60,440	5.33%

Total investment securities	919,058	978	8,914	911,122

FNMA and FHLMC certificates	914,174	14,226	2,184	926,216	5.11%
GNMA certificates	250,189	4,520	473	254,236	5.33%
Collateralized mortgage obligations	51,325	181	372	51,134	4.49%

Total mortgage-backed-securities and CMO’s	1,215,688	18,927	3,029	1,231,586

Total securities held-to-maturity	2,134,746	19,905	11,943	2,142,708	4.59%

Total	$3,170,899	$22,240	$20,711	$3,172,428	4.53%

	June 30, 2004 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$208,485	$406	$1,914	$206,977	3.43%
Puerto Rico Government and agency obligations	51,990	1,418	197	53,211	5.79%
Other debt securities	19,350	1,286	—	20,636	6.83%

Total investment securities	279,825	3,110	2,111	280,824

FNMA and FHLMC certificates	936,710	3,330	6,736	933,304	4.39%
GNMA certificates	88,409	247	2,059	86,597	3.82%
Collateralized mortgage obligations	228,201	976	2,495	226,682	5.09%

Total mortgage-backed-securities and CMO’s	1,253,320	4,553	11,290	1,246,583

Total securities available-for-sale	$1,533,145	$7,663	$13,401	$1,527,407	4.39%

Held-to-maturity
Puerto Rico Government and agency obligations	62,097	—	1,437	60,660	5.33%

Total investment securities	62,097	—	1,437	60,660

FNMA and FHLMC certificates	897,119	725	5,406	892,438	5.07%
GNMA certificates	323,646	483	1,693	322,436	5.10%

Total mortgage-backed-securities and CMO’s	1,220,765	1,208	7,099	1,214,874

Total securities held-to-maturity	1,282,862	1,208	8,536	1,275,534	5.09%

Total	$2,816,007	$8,871	$21,937	$2,802,941	4.74%

The next table shows the amortized cost and fair value of the Group’s investment securities at June 30, 2005, by contractual maturity. Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investment securities might differ from contractual maturities because they may be subject to prepayments and/or call options.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment Securities
Due within one year	$—	$—	$20,074	$19,845
Due after 1 to 5 years	250,236	245,541	687,176	680,625
Due after 5 to 10 years	4,987	5,173	149,714	150,212
Due after 10 years	34,372	34,966	62,094	60,440

	289,595	285,680	919,058	911,122

Mortgage-backed securities
Due after 1 to 5 years	685	719	—	—
Due after 5 to 10 years	12,511	12,283	—	—
Due after 10 years	733,362	731,038	1,215,688	1,231,586

	746,558	744,040	1,215,688	1,231,586

	$1,036,153	$1,029,720	$2,134,746	$2,142,708

Net proceeds from the sale of investment securities available-for-sale during fiscal 2005 totaled $1,143,501,000 (2004 — $610,566,000; 2003 — $681,234,000). Gross realized gains and losses on those sales during fiscal 2005 were $12,186,000 and $4,740,000 respectively (2004 — $17,301,000 and $3,887,000, respectively; 2003 — $16,794,000 and $2,571,000, respectively).
During the fiscal years ended June 30, 2005 and 2004, the Group’s management reclassified, at fair value, $565,191,000 and $1,114,424,000, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. The unrealized loss on those securities transferred to held-to-maturity category amounted to $24.2 and $27.6 million at June 30, 2005 and 2004, respectively, and is included as part of the accumulated other comprehensive loss in the consolidated statements of financial condition. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and 2004.

June 30, 2005
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$174,823	$(1,807)	$173,016
Puerto Rico Government and agency obligations	14,381	(152)	14,229
Mortgage-backed-securities and CMO’s	426,657	(1,626)	425,031
Other debt securities	66,993	(3,098)	63,895

	682,854	(6,683)	676,171

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Mortgage-backed-securities and CMO’s	139,387	(2,085)	137,302

	139,387	(2,085)	137,302

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	174,823	(1,807)	173,016
Puerto Rico Government and agency obligations	14,381	(152)	14,229
Mortgage-backed-securities and CMO’s	566,044	(3,711)	562,333
Other debt securities	66,993	(3,098)	63,895

	$822,241	$(8,768)	$813,473

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$702,535	$(7,250)	$695,285
Mortgage-backed-securities and CMO’s	183,997	(1,209)	182,788

	886,532	(8,459)	878,073

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Puerto Rico Government and agency obligations	52,130	(1,664)	50,465
Mortgage-backed-securities and CMO’s	121,351	(1,820)	119,532

	173,481	(3,484)	169,997

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	702,535	(7,250)	695,285
Puerto Rico Government and agency obligations	52,130	(1,664)	50,465
Mortgage-backed-securities and CMO’s	305,348	(3,029)	302,320

	$1,060,013	$(11,943)	$1,048,070

June 30, 2004
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$75,161	$(1,061)	$74,100
Puerto Rico Government and agency obligations	6,201	(172)	6,029
Mortgage-backed-securities and CMO’s	873,833	(11,290)	862,543

	955,195	(12,523)	942,672

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	10,218	(854)	9,364
Puerto Rico Government and agency obligations	2,524	(24)	2,500

	12,742	(878)	11,864

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	85,379	(1,915)	83,464
Puerto Rico Government and agency obligations	8,725	(196)	8,529
Mortgage-backed-securities and CMO’s	873,833	(11,290)	862,543

	$967,937	$(13,401)	$954,536

Held-to-maturity
(In thousands)

	Total — Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
Puerto Rico Government and agency obligations	$62,097	$(1,437)	$60,660
Mortgage-backed-securities and CMO’s	503,862	(7,099)	496,763

	$565,959	$(8,536)	$557,423

Securities in an unrealized loss position at June 30, 2005 are mainly composed of securities issued or backed by U.S. government agencies and U.S. Government sponsored agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at June 30, 2005 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability and intent to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.
Trading Securities
At June 30, 2005, trading securities owned by the Group totaled $265,000 (2004 — $574,000). A summary of trading securities owned by the Group at June 30, is as follows:

	(In thousands)
	2005	2004
P.R. Government and agency obligations	$144	$538
Mortgage-backed securities	32	36
Other equity securities	89	—

Total trading securities	$265	$574

At June 30, 2005 and 2004, the Group’s trading portfolio weighted average yield was 4.14% and 5.81%, respectively.

4. PLEDGED ASSETS
At June 30, 2005, residential mortgage loans amounting to $395,942,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $2,220,923,000, $195,030,000, $16,810,000 and $21,784,000 at June 30, 2005, were pledged to secure investment securities sold under agreements to repurchase (see Note 9), public fund deposits (see Note 8), term notes (see Note 9) and interest rate swap agreements, respectively. Also, investment securities with fair values totaling $1,747,000 and $397,000 at June 30, 2005, were pledged to the Federal Reserve Bank of New York and to the Puerto Rico Treasury Department (for the Oriental Bank and Trust’s IBE unit), respectively.
5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans Receivable
The composition of the Group’s loan portfolio at June 30, was as follows:

	(In thousands)
	2005	2004
Loans secured by real estate:
Residential — 1 to 4 family	$692,258	$586,498
Non-residential real estate loans	4,185	4,259
Home equity loans and secured personal loans	47,891	65,924
Commercial	116,982	72,018

	861,316	728,699
Less: deferred loan fees, net	(8,363)	(11,716)

	852,953	716,983

Other loans:
Commercial	12,983	9,828
Personal consumer loans and credit lines	30,027	18,510
Less: deferred loan fees, net	(40)	(126)

	42,970	28,212

Loans receivable	895,923	745,195
Allowance for loan losses	(6,495)	(7,553)

Loans receivable	889,428	737,642
Loans held-for-sale (residential 1 to 4 family mortgage loans)	17,963	5,814

Total loans receivable, net	$907,391	$743,456

In fiscal 2005, residential mortgage loans production, including loans purchased, amounted to $404,634,000 (2004 — $332,510,000) and mortgage loan sales/conversions totaled $188,114,000 (2004 - $228,380,000).
At June 30, 2005, residential mortgage loans held-for-sale amounted to $17,963,000 (2004 - $5,814,000). All residential mortgage loans originated and sold during fiscal 2005 were sold based on pre-established commitments or at market values. In fiscal 2005, the Group recognized gains of $7,774,000 (2004 — $7,719,000; 2003 — $8,026,000) in these sales which are presented in the statements of income as part of the mortgage banking activities.
At June 30, 2005, loans on which the accrual of interest has been discontinued amounted to approximately $21,859,000 (2004 — $23,714,000; 2003 — $10,350,000). The gross interest income that would have been recorded in fiscal 2005 if non-accrual loans had performed in accordance with their original terms amounted to approximately $2,164,000 (2004 — $843,000; 2003 — $648,000).
On August 31, 2004, September 30, 2004, and March 30, 2005, the Group entered into three agreements to purchase a total $114.9 million of fixed rate mortgage loans from a financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on variable interest rate equal to 150 basis points plus 90 day LIBOR. Swaps have been accounted for in the Group’s consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates. These swaps are considered by management as balance guaranteed swaps because their notional amounts, fixed interest rates and other terms match to those of the outstanding purchased mortgage loans. Since the contracts meet the sale accounting provisions of SFAS No. 140, “Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities,” SFAS No. 133 and related interpretations provide that the interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At June 30, 2005, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $106,702,000; the weighted average floating rate received at fiscal year end was 3.47%; the weighted average pay fixed rate at year end was 6.20%; and the floating rate spread was 150 basis points. (Refer to Note 10.)
Also on February 11, 2005 and June 30, 2005, the Group entered into separate agreements with a Public Corporation of the Commonwealth of Puerto Rico and a commercial bank to purchase a total of $15.6 million and $22.2 million, respectively, of residential mortgage loans. The Group purchased all rights, title and interest in all the residential loans purchased during Fiscal 2005.
Allowance for Loan Losses
The changes in the allowance for loan losses for the last three fiscal years ended June 30, were as follows:

	(In thousands)
	2005	2004	2003
Balance at beginning of year	$7,553	$5,031	$3,039
Provision for loan losses	3,315	4,587	4,190
Loans charged-off	(5,094)	(3,207)	(3,095)
Recoveries	721	1,142	897

Balance at end of year	$6,495	$7,553	$5,031

As described in Note 1 under the heading “Loans and Allowance for Loan Losses”, the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2005, the total investment in impaired commercial loans was $3,199,000 (2004 — $715,000). The impaired commercial loans were measured based on the fair value of collateral. The average investment in impaired commercial loans for the fiscal year ended June 30, 2005 and 2004 amounted to $2,327,000 and $2,100,000, respectively. Management determined that impaired loans did not required valuation allowance in accordance with FASB Statement 114 “Accounting by Creditor’s for Impairment of a Loan”
The provision for loan losses for the year ended June 30, 2005 totaled $3.3 million, a 27.7% decrease from the $4.6 million reported for the year ended June 30, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, Management determined that the provision for the year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $745.2 million as of June 30, 2004 to $895.2 million as of June 30, 2005 (a 20.1% increase) and there was an increase in the net credit losses from $2.1 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005 (an increase of 111.7%). The main reason for the decrease in the provision is that during the year ended June 30, 2004 Management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.
Concentration of Credit Risk
Substantially all loans of the Group are to residents and enterprises in Puerto Rico; therefore, the loan portfolio is susceptible to events affecting Puerto Rico’s economy. At June 30, 2005, loans secured by real estate comprise 96% of the loans portfolio and are considered well-collateralized, thus reducing the risk of potential losses.

6. PREMISES AND EQUIPMENT
Premises and equipment at June 30, are stated at cost less accumulated depreciation and amortization as follows:

	Useful
	Life	(In thousands)
	(Years)	2005	2004
Land	—	$1,014	$1,112
Buildings and improvements	40	3,224	5,580
Leasehold improvements	5 — 10	7,255	7,034
Furniture and fixtures	3 — 7	5,276	5,006
EDP and other equipment	3 — 7	12,555	12,154

		29,324	30,886
Less: accumulated depreciation and amortization		(14,055)	(12,334)

		$15,269	$18,552

Depreciation and amortization of premises and equipment for the year ended June 30, 2005 totaled $5,857,000 (2004 — $4,970,000; 2003- $4,692,000). These are included in the statements of income as part of occupancy and equipment expenses.
On June 30, 2005, the Group sold the Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico, for the amount of $3,355,000. The building was the principal property owned by the Group for banking operations and other services. The Bank’s mortgage banking division and one of the principal branches and financial services office (brokerage and insurance) are located in this building. The book value of this property at June 30, 2005, was $1.3 million. Also, on the same date, the Bank entered into a triple net lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. The transaction was accounted for accordance to the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and will be amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leasedback property each period.
7. ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2005 consists of $6,725,000 from loans (2004 — $6,684,000) and $17,010,000 from investments (2004 — $12,443,000).
Other assets at June 30, consist of the following:

	(In thousands)
	2005	2004
Investment in equity indexed options	$18,999	$16,536
Investment in limited liability partnership	10,247	—
Deferred charges	3,536	4,786
Prepaid expenses	3,764	2,507
Accounts receivable	3,590	4,952
Investment in Statutory Trusts	2,171	2,170
Goodwill	2,006	2,021
Prepaid income tax	2,061	17

	$46,374	$32,989

On January 31, 2005, Oriental International Bank, Inc. subscribed an agreement with Quiddity Earnings Diversification Fund, L.P. (“The Partnership”) to purchase units of partnership interest for $10,000,000. The Partnership was organized under the laws of the State of Illinois, and is engaged in the speculative trading of futures and futures options contracts on a wide range of financial instruments. The General Partner is Quiddity LLC (the “General Partner”). The General Partner is an Illinois limited liability company and is the commodity pool operator of the Partnership.

The general partner and each limited partner share in the profits and losses of the partnership in proportion to their respective interest in the partnership. During the fiscal year ended as of June 30, 2005, a profit of $246,834 was credited to earnings. This transaction was accounted in accordance to the provisions of EITF D-46, Accounting for Limited Partnership Investment, which results in the application of the equity method to the investments in limited partnerships. No consolidation is required since the Group have virtually no influence over the partnership operating and financial policies.
8. DEPOSITS AND RELATED INTEREST
At June 30, 2005, the weighted average interest rate of the Group’s deposits was 2.73% (2004 - 2.88%) considering non-interest bearing deposits of $62,231,000 (2004 — $44,622,000). Interest expense for the last three fiscal years ended June 30, is set forth below:

	(In thousands)
	2005	2004	2003
Demand deposits	$900	$818	$1,054
Savings deposits	941	1,081	1,319
Certificates of deposit	27,903	28,113	31,284

	$29,744	$30,012	$33,657

At June 30, 2005, time deposits in denominations of $100,000 or higher amounted to $582,121,000 (2004 — $359,423,000) including: (i) brokered certificates of deposit of $255,793,000 (2004 - $123,124,000) at a weighted average rate of 3.04%, (2004- 1.05%); and (ii) public fund deposits from various local government agencies of $134,138,000 (2004 — $120,911,000) at a weighted average rate of 3.20% (2004 – 1.22%), which were collateralized with investment securities with fair value of $195,030,000 (2004 — $181,109,000).
Scheduled maturities of certificates of deposits at June 30, 2005 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$376,523
Over 3 months through 1 year	391,080

767,604
Over 1 through 2 years	105,940
Over 2 through 3 years	86,362
Over 3 through 4 years	29,107
Over 4 through 5 years	15,985
Over 5 years	1,809

$1,006,807

9. BORROWINGS
Securities Sold under Agreements to Repurchase
At June 30, 2005, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. Securities sold under agreements to repurchase at June 30, 2005 mature as follows: within 30 days – $1,342,800,000; between 31 to 90 days – $667,903,000; and between 91 to 106 days – $181,053,000.
At June 30, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	(In thousands)
		Fair Value of
	Borrowing	Underlying
	Balance	Collateral
Lehman Brothers Inc.	$1,168,502	$1,171,080
Credit Suisse First Boston Corporation	373,824	391,243
Citigroup Securities	20,577	20,557
Bank of America	628,853	638,043

Total	$2,191,756	$2,220,923

Borrowings under repurchase agreements at June 30, were collateralized as follows:

	(In thousands)
	2005		2004
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
GNMA certificates	$168,003	$170,407	$222,287	$223,076
FNMA certificates	782,034	798,919	974,483	1,013,715
FHLMC certificates	972,614	981,927	485,925	511,623
CMOs	—	—	141,959	146,714
US Treasury Bonds	269,105	269,670	71,211	72,402

Total	$2,191,756	$2,220,923	$1,895,865	$1,967,530

At June 30, 2005, the weighted average interest rate of the Group’s repurchase agreements was 3.07% (2004 — 1.23%) and included agreements with interest ranging from 1.90% to 3.47% (2004 — from 0.90% to 1.56%). The following summarizes significant data on securities sold under agreements to repurchase for the years ended June 30, 2005 and 2004:

	(In thousands)
	2005	2004
Average daily aggregate balance outstanding	$2,174,312	$1,597,720

Maximum amount outstanding at any month-end	$2,398,861	$1,895,865

Weighted average interest rate during the year	2.78%	2.26%

Weighted average interest rate at year end	3.07%	1.23%

Advances from the Federal Home Loan Bank
At June 30, advances from the Federal Home Loan Bank of New York (FHLB) consist of the following:

		(In thousands)
Maturity Date	Fixed Interest Rate	2005	2004

July—2005	1.57%	$50,000	$50,000
April—2006	2.48%	25,000	25,000
July—2006	2.01%	50,000	50,000
July—2006	2.13%	50,000	50,000
August—2006	2.96%	50,000	50,000
April—2007	3.09%	25,000	25,000
August—2008	4.07%	50,000	50,000

		$300,000	$300,000

Weighted average interest rate		2.62%	2.62%

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At June 30, 2005, these advances were secured by mortgage loans amounting to $395,942,000. Also, at June 30, 2005, the Group has an additional borrowing capacity with the FHLB of $26.8 million. At June 30, 2005, average maturity of FHLB’s advances was 15.4 months (2004 — 29.2 months).
Term Notes
At June 30, 2005 and 2004, there was one term note outstanding in the amount of $15,000,000, with a floating interest rate due quarterly (2005 — 2.83%; 2004 — 0.94%), a maturity date of March 27, 2007, and secured by investment securities with fair value amounting to $16,810,000 (2004 — $16,727,000).

Subordinated Capital Notes
Subordinated capital notes amounted to $72,166,000 at June 30, 2005 and 2004.
In October 2001 and August 2003, the Statutory Trust I and the Statutory Trust II, respectively, special purpose entities of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35 million of trust redeemable preferred securities were issued by the Statutory Trust I and by the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bear interest based on 3 months LIBOR plus 360 basis points (7.12% at June 30, 2005; 5.20% at June 30, 2004) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 295 basis points (6.47% at June 30, 2005; 4.55% at June 30, 2004), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition.
In August 2004, the Group entered into a $35 million notional amount interest rate swap to fix the cost of the subordinate capital notes of the Statutory Trust I. This swap was fixed at a rate of 6.57% and matures on December 18, 2006. At the time the transaction was done, the cost of fixing the rate on the additional $35 million in subordinated capital notes for the Statutory Trust II, was deemed too expensive for the Group to absorb full coverage. The cost for the additional swap would be for a longer dated swap given the longer call date on the subordinated capital notes, which would have effectively raise the cost on the trade.
The subordinated capital notes are treated as Tier-1 capital for regulatory purposes. On March 4, 2005, the Federal Reserve Board issued a final rule that continues to allow trust preferred securities to be included in Tier 1 regulatory capital, subject to stricter quantitative and qualitative limits. Under this rule, restricted core capital elements, which are trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. In addition, the amount of restricted core capital elements (other than qualifying mandatory convertible preferred securities) that an internationally active bank holding company is a bank holding company that (i) as of its most recent year-end FR Y-9C reports has total consolidated assets equal to $250 billion or more, or (ii) on a consolidated basis, reports total on-balance sheet foreign exposure of $10 billion or more on its filings of the most recent year-end FFIEC 009 Country Exposure Report.
Unused Lines of Credit
The Group maintains lines of credit with three financial institutions from which funds are drawn as needed. At June 30, 2005, the Group’s total available funds under these lines of credit totaled $55,000,000 (2004 — $25,000,000). At June 30, 2005 and 2004, there was no balance outstanding under these lines of credit.
10. DERIVATIVE ACTIVITIES
The Group utilizes various derivative instruments for hedging purposes, as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Certain swaps were entered into to convert the forecasted rolled over of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties offset to the interest payments to be made on the forecasted rollover of short-term borrowings thus resulting in a net fixed rate cost to the Group.
Also in August 2004, the Group entered into a $35 million notional amount interest rate swap to fix the cost of the subordinate capital notes of the Statutory Trust I. This swap was fixed at a rate of 6.57% and matures on December 18, 2006.
The Group’s swaps (excluding those used to manage exposure to the stock market and those described below used to hedge the mortgage loans purchased) and their terms at June 30, 2005 and 2004 are set forth in the table below:

	(Dollars in thousands)
	2005	2004
Swaps:
Pay fix swaps notional amount	$885,000	$900,000
Weighted average pay rate — fixed	3.44%	3.47%
Weighted average receive rate — floating	3.27%	1.25%
Maturity in months	4 to 64	3 to 76
Floating rate as a percent of LIBOR	100%	100%
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
In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income (loss), until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the fair value of the derivative instruments do not perfectly offset changes in the fair value or cash flows of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.
Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value.
During fiscal year 2005, the Group bought a put and call option contracts for the purpose of economically hedging $100,000,000 in US Treasury Notes. The objective of the hedges was to protect the fair value of the US Treasury Notes classified as available-for-sale. The net effect of these transactions was to reduce earnings by $719,000. There were no put or call options at June 30, 2005.
On August 31, 2004, September 30, 2004, and March 30, 2005, the Group entered into three agreements to purchase a total $114.9 million of fixed rate mortgage loans from a financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on variable interest rate equal to 150 basis points plus 90 day LIBOR. Swaps have been accounted for in the Group’s consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates. These swaps are considered by management as balance guaranteed swaps because their notional amounts, fixed interest rates and other terms match to those of the outstanding purchased mortgage loans. Since the contracts meet with the sale accounting provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 133 and related interpretations provide that these interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At June 30, 2005, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $106,702,000; the weighted average receive floating rate at fiscal year end was 3.47%; the weighted average pay fixed rate at year end was 6.20%; and the floating rate spread was 150 basis points.

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor receives a specified percentage of the average increase of the month-end value of the index. If the index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. Under the term of the swap agreements, the Group receives the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. The changes in fair value of the swap agreements used to economically hedge the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.
Information pertaining to the notional amounts of the Group’s derivative financial instruments as of June 30, 2005 and 2004 is as follows:

	Notional Amount
	(In thousands)
	2005	2004
Type of Contract:

Cash Flow Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreement to repurchase	$850,000	$900,000
Subordinated capital notes	35,000	—
Fair Value Hedging Activities:
Balance guaranteed swaps	106,703	—

	$991,703	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$186,010	$227,260
Embedded options on stock indexed deposits	178,478	218,884

	$364,488	$446,144

At June 30, 2005, the contractual maturities of interest rate swaps (excluding balances guaranteed swap) and equity indexed options, by fiscal year were as follows:

	(In thousands)
		Equity Indexed
Year Ending	Cash Flows Hedging	Options	Equity Indexed
June 30,	Swaps	Purchased	Options Sold	Total
2006	$325,000	$54,150	$52,369	$431,519
2007	410,000	58,490	55,306	523,796
2008	—	35,860	34,010	69,870
2009	—	27,760	27,218	54,978
2010	—	9,750	9,575	19,325
2011	150,000	—	—	150,000

	$885,000	$186,010	$178,478	$1,249,488

During fiscal years 2005, 2004 and 2003, net interest expense on interest rate swaps amounted to $10,131,000, $17,744,000, and $16,141,000, respectively, which represent 10%, 23% and 21%, respectively, of the total interest expense recorded for such fiscal years. The average interest rate of the interest rate swaps during fiscal years 2005 borrowings, 2004 and 2003, were 1.14%, 1.15% and 1.39%, respectively.
Gains (losses) credited (charged) to earnings and reflected as “Derivative” in the consolidated statements of income during fiscal years 2005, 2004 and 2003 amounted to ($2.8) million, $11,000 and ($4.1) million, respectively.
An unrealized loss of $6.4 million on derivatives designated as cash flow hedges was included in other comprehensive income for fiscal 2005, (2004 — unrealized loss of $11.1 million).
At June 30, 2005 and 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: to fix the cost of the forecasted rollover or short-term borrowings and hedge the mortgage loans purchased represented a liability of $14.9 million and $13.8 million, respectively, presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $19.0 million and $16.5 million, respectively; the options sold to customers embedded in the certificates of deposit represented a liability of $18.2 million and $16.2 million, respectively, recorded in deposits.
11. EMPLOYEE BENEFIT PLAN
The Group has a cash or deferred arrangement profit sharing plan qualified under Section 1165(e) of the Puerto Rico Internal Revenue Code of 1994, as amended (“the Code”), covering all full-time employees of the Group who have six months of service and are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined, up to a specified amount. The Group contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. In fiscal 2005, the Group contributed 8,807 (2004 — 7,195; 2003 — 6,723) shares of its common stock with a market value of approximately $249,000 (2004 — $194,800; 2003 — $172,700) at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.
Also, the Group offers to its executive management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and employee have flexibility because non-qualified plans are not subject to ERISA contribution limits nor are they subject to discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Taxes are due when the funds are withdrawn, at the current income tax rate which may be lower than the individual’s current tax bracket.
12. RELATED PARTY TRANSACTIONS
The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to non-related parties. The activity and balance of these loans were as follows:

	(In thousands)
	2005	2004
Balance at the beginning of year	$3,559	$3,747
New loans	2,233	85
Payments	(189)	(273)

Balance at the end of year	$5,603	$3,559

As stated in Note 6, on June 30, 2005 the Group sold the Las Cumbres building, which was the principal property owned by the Group, to a local investor and his spouse for $3,355,000. The local investor is the brother of the Chairman of the Group’s Board of Directors. Also, on the same date the Bank entered into a triple net lease agreement with the new owner of the building for a term of 10 years. Refer to Note 6 for more information about these transactions.

13. INCOME TAX
Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “Puerto Rico Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.
The components of income tax (benefit) expense for the years ended June 30, follows:

	(In thousands)
	2005	2004	2003
Current income tax (benefit) expense	$(2,631)	$5,180	$4,208
Deferred income tax expense	982	397	76

Income tax (benefit) expense	$(1,649)	$5,577	$4,284

The Group maintained an effective tax rate lower than the statutory rate of 39% mainly due to the interest income arising from certain mortgage loans, investments and mortgage-backed securities exempt for Puerto Rico income tax purposes, net of expenses attributable to the exempt income. In addition, the Puerto Rico Code provides a dividend received deduction of 100%, on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. In fiscal 2005, the Group generated tax-exempt interest income of $127,855,000 (2004 — $100,906,000; 2003 - $82,618,000). Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s International Banking Entities.
The Bank makes provisions for tax contingencies based on management’s estimates. During fiscal year 2005, income tax expense was reduced by $2.8 million, which represents tax contingencies no longer required. As a result, the effective income tax rate was a negative 3.0 percent at the end of fiscal year, compared to a positive 8.1 percent in the prior year period.
The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for each of the last three fiscal years ended June 30, follows:

	(Dollars in thousands)
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate

Statutory rate	$21,436	39.0%	$26,998	39.0%	$21,686	39.0%
Increase (decrease) in rate resulting from:

Exempt interest income, net	(23,090)	-42.0%	(23,991)	-34.7%	(20,923)	-37.6%
Non deductible charges	746	1.4%	1,378	2.0%	925	1.7%
Tax assessment covering prior years	—	0.0%	—	0.0%	1,800	3.2%
Provision/(credit) for Income Tax Assesment	(2,800)	-5.1%	—	0%	—	0%
Other items, net	2,059	3.7%	1,192	1.8%	796	1.4%

Income tax (benefit) expense	$(1,649)	-3.0%	$5,577	8.1%	$4,284	7.7%

Deferred income tax reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group’s deferred tax asset, net at June 30, were as follows:

	(In thousands)
	2005	2004
Allowance for loan losses	$2,533	$2,946
Deferred gain on sale of servicing rights	2,119	2,473
Deferred gain on sale of assets	130	—
Deferred loan origination fees	3,044	4,115
Charitable contributions	46	—
Other	180	—

Total deferred tax assets	8,052	9,534

Unrealized gains on derivative activities, net	(86)	(35)
Unrealized gains (losses) included in other comprehensive income	112	(193)
Deferred loan origination costs	(1,887)	(1,969)

Total deferred tax liabilities	(1,861)	(2,197)

Deferred tax asset, net	$6,191	$7,337

No valuation allowance was deemed necessary as of June 30, 2005 and 2004.
The Group benefits from favorable tax treatment under regulations relating to the activities of the Bank’s IBE’s. Any change in such tax regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Legislature of Puerto Rico, could adversely affect the Group’s profits and financial condition.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. In November 2003, the Puerto Rico’s legislature enacted a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a Bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the Bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the Bank’s net income in the taxable year commenced on July 1, 2004, and 20 percent of the Bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
The Group has an IBE that operates as a unit of the Bank. In November 2003, the Group organized a new IBE that operates as a subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of the IBE unit to the new subsidiary, to maintain the income tax exemption of such activities. Although this transfer of IBE assets allows the Group to continue enjoying tax benefits, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to the new IBE subsidiary.
On August 1, 2005 the Puerto Rico Legislature approved the Law No. 41 “Law of the Educational Future of the Puerto Rican Children”. The law imposes an additional tax of 2.5 % on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994. The law will be effective for tax years beginning after December 31, 2004 and finish on or before December 31, 2006. Also the effectiveness of this law is subject to the final approval of the Joint Resolution of the Legislature Number 445, concerning the General Budget for the 2005-2006 fiscal year.
14. COMMITMENTS
Loan Commitments
At June 30, 2005, there were $18,191,000 (2004 — $18,382,000) of unused lines of credit provided to customers and $38,140,000 (2004 — $10,273,000) in commitments to originate commercial loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer.

Lease Commitments
The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for fiscal 2005 amounted to $2,963,000 (2004 — $2,873,000; 2003 — $2,808,000). Future rental commitments under terms of leases in effect at June 30, 2005, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

Minimum Rent
Year Ending June 30,	(In thousands)
2006	$2,748
2007	2,310
2008	2,167
2009	2,107
2010	1,958
Thereafter	5,974

$17,264

On July 6, 2004, the Group announced plans for its new headquarters, Oriental Group Tower, which will consolidate all corporate offices and support facilities into a building under construction at Professional Offices Park in San Juan, Puerto Rico. The Group will be the anchor tenant by leasing 55,336 square feet office space in the fourth, fifth and sixth floors, at $22.63 per square feet, excluding taxes, insurance and operating expenses, which will be charged separately. At present the Group’s executive offices, the main offices of Oriental Financial Services, as well as several support facilities of the Group, are located at two different buildings within the Professional Offices Park facilities, and at the Tres Rios Building located in Guaynabo, Puerto Rico. All these facilities will be relocated to the new building. Occupancy of the new building is expected in March 2006, subject to completion of the building. The lease term will be for 10 years and will commence on the date that the premises are ready for occupancy.
On June 30, 2005, the Group sold Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico. Also, on the same date, the Bank entered into a triple net lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. The transaction was accounted for accordance to the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and will be amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leasedback property each period.
15. LITIGATION
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (“Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC’s capricious, arbitrary, fraudulent and without cause denial of the Group’s claim. The losses that resulted from such dishonest and fraudulent acts and omissions were recognized in prior years. Legal and other expenses related to this claim were expensed in the current and prior years.
In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to their businesses. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group’s financial condition or results of operations.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The estimated fair value and carrying value of the Group’s financial instruments at June 30, is as follows:

	(In thousands)
	2005		2004
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$14,892	$14,892	$9,284	$9,284
Money market investments	9,791	9,791	7,747	7,747
Time deposits with other banks	30,000	30,000	—	—
Trading securities	265	265	574	574
Investment securities available-for-sale	1,029,720	1,029,720	1,527,407	1,527,407
Investment securities held-to-maturity	2,142,708	2,134,746	1,275,534	1,282,862
FHLB stock	27,058	27,058	28,160	28,160
Securities sold but yet not delivered	1,034	1,034	47,312	47,312
Total loans (including loans held-for-sale)	917,721	907,391	730,335	743,456
Equity options purchased	18,999	18,999	16,536	16,536
Accrued interest receivable	23,735	23,735	19,127	19,127

Financial Liabilities:
Deposits, including accrued interest	1,247,805	1,252,897	1,035,841	1,024,349
Securities sold under agreements to repurchase	2,191,507	2,191,756	1,895,865	1,895,865
Advances from FHLB	297,123	300,000	294,658	300,000
Subordinated capital notes	72,166	72,166	72,166	72,166
Term notes	15,000	15,000	15,000	15,000
Federal funds purchased	12,310	12,310	—	—
Securities and loans purchased but not yet received	22,772	22,772	89,068	89,068

Accrued expenses and other liabilities	42,584	42,584	34,580	34,580

	(In thousands)
	2005		2004
	Contract or		Contract or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Off-Balance Sheet Items:
Liabilities:
Commitments to extend credit	$38,140	$(763)	$10,273	$(205)
Unused lines of credit	18,191	(364)	18,382	(368)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2005 and 2004:
•	Cash and due from banks, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the Consolidated Statements of Financial Condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	The fair value of trading securities and investment securities available for sale and held to maturity is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Investments in FHLB stock are valued at their redemption value.

•	The estimated fair value of loans held-for-sale is based on secondary market prices or contractual agreements to sell. The fair value of the loan portfolio has been estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate mortgage and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value for significant non-performing loans is based on specific evaluations of discounted expected future cash flows from the loans or its collateral using current appraisals and market rates.

•	The fair value of non-interest bearing demand deposits, savings and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities.

•	The fair value of interest rate swaps (excluding balance guarantee swaps) and index option contracts were obtained from dealer quotes. In the case of balance guarantee swaps, the fair values were estimated by management based on the present value of expected future cash flows using discount rates of the swap yield curve and considering prepayment assumptions for similar mortgage loans. These fair values represent the estimated amount the Group would receive or pay to terminate the contracts taking into account the current interest rates and the current creditworthiness of the counterparties.

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
17. SEGMENT REPORTING
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
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, it may sell loans to other financial institutions or securitize conforming loans into GNMA, FNMA and FHLMC certificates using another institution as issuer. The other institution services mortgages included in the resulting GNMA, FNMA, and FHLMC pools. The Group also sells the rights to service mortgage loans to others.
The Treasury segment encompasses all of the Group’s assets and liabilities management activities such as: purchases and sales of investment securities, derivatives and borrowings.
Financial services are comprised of the Bank’s trust division (Oriental Trust), the securities brokerage subsidiary (Oriental Financial Services), the insurance agency subsidiary (Oriental Insurance), and the pension plan administration subsidiary

(CPC). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services.
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. Following are the results of operations and the selected financial information by operating segment as of and for each of the three-year in the period ended June 30:

Year ended June 30, (Dollars in thousands)
			Financial	Total Major
	Banking	Treasury	Services	Segments	Eliminations	Total

Fiscal 2005
Interest income	$79,220	$110,033	$59	$189,312	$—	$189,312
Interest expense	(44,676)	(58,223)	—	(102,899)	—	(102,899)

Net interest income	34,544	51,810	59	86,413	—	86,413
Non-interest income	14,234	6,141	14,510	34,885	—	34,885
Non-interest expenses	(50,923)	(1,458)	(10,639)	(63,020)	—	(63,020)
Intersegment revenue	3,684	—	—	3,684	(3,684)	—
Intersegment expense	—	(558)	(3,126)	(3,684)	3,684	—
Provision for loan losses	(3,315)	—	—	(3,315)		(3,315)

Income (loss) before income taxes	$(1,776)	$55,935	$804	$54,963	$—	$54,963

Total assets as of June 30,	$977,083	$3,655,639	$9,592	$4,642,314	$(391,662)	$4,250,652

Fiscal 2004
Interest income	$52,126	$112,174	$85	$164,385	$—	$164,385
Interest expense	(17,109)	(60,065)	—	(77,174)	—	(77,174)

Net interest income	35,017	52,109	85	87,211	—	87,211
Non-interest income	14,748	13,575	17,711	46,034	—	46,034
Non-interest expenses	(42,524)	(3,254)	(13,654)	(59,432)	—	(59,432)
Intersegment revenue	2,964	—	1,028	3,992	(3,992)	—
Intersegment expense	—	(392)	(3,600)	(3,992)	3,992	—
Provision for loan losses	(4,587)	—	—	(4,587)	—	(4,587)

Income before taxes	$5,618	$62,038	$1,570	$69,226	$—	$69,226

Total assets as of June 30,	$771,483	$3,096,449	$12,342	$3,880,274	$(154,579)	$3,725,695

Fiscal 2003
Interest income	$51,486	$100,176	$84	$151,746	$—	$151,746
Interest expense	(20,312)	(57,023)	—	(77,335)	—	(77,335)

Net interest income	31,174	43,153	84	74,411	—	74,411
Non-interest income	13,350	10,766	14,923	39,039		39,039
Non-interest expenses	(41,424)	(2,850)	(9,382)	(53,656)		(53,656)
Intersegment revenue	4,888	—	276	5,164	(5,164)	—
Intersegment expense	(2,136)	(329)	(2,699)	(5,164)	5,164	—
Provision for loan losses	(4,190)	—	—	(4,190)	—	(4,190)

Income before taxes	$1,662	$50,740	$3,202	$55,604	$—	$55,604

Total assets as of June 30,	$822,681	$2,423,203	$9,746	$3,255,630	$(215,079)	$3,040,551

18. ORIENTAL FINANCIAL GROUP INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION
The principal source of income for the Group consists of dividends from the Bank. As a bank holding company subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. Cash dividends paid by the Bank to the Group amounted to $5,000,000, $23,000,000 and $11,500,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
The following condensed financial information presents the financial position of the Parent Company Only as of June 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005:
ORIENTAL FINANCIAL GROUP INC.
CONDENSED STATEMENTS OF FINANCIAL POSITION

(Parent Company Only)	As of June,
(In thousands)	2005	2004
ASSETS
Cash and cash equivalents	$15,489	$10,926
Investment securities available-for-sale, at fair value	11,734	12,240
Investment securities held-to-maturity, at amortized cost	11,130	11,134
Investment in bank subsidiary, at equity method	247,000	180,737
Investment in nonbank subsidiaries, at equity method	10,054	12,607
Due from bank subsidiary	119,954	140,602
Other assets	2,221	2,231

Total assets	$417,582	$370,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$3,487	$3,081
Due to nonbank subsidiaries	175	126
Subordinated capital notes	72,166	72,166
Deferred tax liability, net	152	155
Accrued expenses and other liabilities	435	282

Total liabilities	76,415	75,810
Stockholders’ equity	341,167	294,667

Total liabilities and stockholders’ equity	$417,582	$370,477

CONDENSED STATEMENTS OF INCOME AND OF COMPREHENSIVE INCOME

(Parent Company Only)	As of June,
(In thousands)	2005	2004	2003
Income:
Dividends from bank subsidiary current year earnings	$5,000	$23,000	$11,500
Dividends from nonbank subsidiary current year earnings	121	143	57
Interest income	1,287	1,744	2,811
Investment and trading activities, net and others	—	1,952	278

Total income	6,408	26,839	14,646

Expenses:
Interest expense	4,325	3,005	2,006
Operating expenses	2,656	1,511	1,128

Total expenses	6,981	4,516	3,134

Income (loss) before income taxes	(573)	22,323	11,512
Income tax benefit (expense)	—	—	(202)

Income (loss) before changes in undistributed earnings of subsidiaries	(573)	22,323	11,310
Equity in undistributed earnings from:
Bank subsidiary	59,679	40,300	39,525
Nonbank subsidiaries	(2,494)	1,026	485

Net income	56,612	63,649	51,320
Other comprehensive loss, net of taxes	6,979	(45,053)	(7,139)

Comprehensive income	$63,591	$18,596	$44,181

STATEMENTS OF CASH FLOWS FOR FISCAL YEARS ENDED JUNE 30, :

(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$56,612	$63,649	$51,320

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(59,679)	(40,256)	(39,525)
Equity in losses (earnings) from non-banking subsidiaries	2,494	(1,070)	(485)
Net amortization of premiums on investment securities	9	61	208
Realized gain on sale of investments	—	(1,952)	(300)
Deferred income tax expense	—	—	202
Decrease (increase) in other assets	63	(74)	99
Increase ( decrease) in accrued expenses and liabilities	541	513	(76)

Total adjustments	(56,592)	(42,778)	(39,877)

Net cash provided by operating activities	40	20,871	11,443

Cash flows from investing activities:
Purchase of investment securities available for sale	—	—	(18,236)
Redemptions and sales of investment securities available-for-sale	507	26,676	11,367
Redemptions of investment securities held-to-maturity	4	4	—
Net decrease (increase) in due from bank subsidiary, net	20,648	(140,602)	—
Acquisition of and capital contribution in non-banking subsidiary	—	(1,083)	(1,591)

Net cash provided by (used in) investing activities	21,159	(115,005)	(8,460)

Cash flows from financing activities:
Net increase (decrease) in securities sold under agreements to repurchase	—	(7,599)	7,599
Proceeds from exercise of stock options	4,507	5,896	5,086
Net increase in due to nonbank subsidiaries, net	49	65	52
Net increase (decrease) in due to bank subsidiaries, net	—	(2,005)	1,495
Net proceeds from issuance of preferred stock	—	33,057	—
Net proceeds from issuance of common stock	(10)	51,560	—
Net proceeds from issuance of subordinated notes payable to nonbank subsidiary	—	35,043	—
Purchase of treasury stock	(3,263)	(499)	(2,214)
Dividends paid	(17,919)	(15,014)	(11,395)

Net cash provided by (used in) financing activities	(16,636)	100,504	623

Increase in cash and cash equivalents	4,563	6,370	3,606
Cash and cash equivalents at beginning of year	10,926	4,556	950

Cash and cash equivalents at end of year	$15,489	$10,926	$4,556

19. SUBSEQUENT EVENTS
On August 30, 2005, the Group’s Board of Directors (the “Board) approved and amendment to Section I of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period will be from July 1, 2005 to December 31, 2005.
Also, on August 30, 2005, the Board approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which will replace the previous program approved on March 27, 2004.

SELECTED FINANCIAL DATA
FIVE-YEAR PERIOD ENDED JUNE 30, 2005
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	June 30,	June 30,	June 30,	June 30,
EARNINGS:	2005	2004	2003	2002	2001
Interest income	$189,312	$164,385	$151,746	$141,695	$120,344
Interest expense	102,899	77,174	77,335	82,695	91,281

Net interest income	86,413	87,211	74,411	59,000	29,063
Provision for loan losses	3,315	4,587	4,190	2,117	2,903

Net interest income after provision for loan losses	83,098	82,624	70,221	56,883	26,160
Non-interest income	34,885	46,034	39,039	31,250	20,383
Non-interest expenses	63,020	59,432	53,656	48,962	39,228

Income before taxes	54,963	69,226	55,604	39,171	7,315
Income tax benefit (expense)	1,649	(5,577)	(4,284)	(720)	1,318

Income before cumulative effect of change in accounting principle	56,612	63,649	51,320	38,451	8,633
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(164)

Net Income	56,612	63,649	51,320	38,451	8,469
Less: dividends on preferred stock	(4,802)	(4,198)	(2,387)	(2,387)	(2,387)

Net income available to common shareholders	$51,810	$59,451	$8,933	$36,064	$6,082

PER SHARE AND DIVIDENDS DATA (1):

Basic EPS before cumulative effect of change in accounting principle	$2.11	$2.65	$2.32	$1.74	$0.30

Basic EPS after cumulative effect of change in accounting principle	$2.11	$2.65	$2.32	$1.74	$0.29

Diluted EPS before cumulative effect of change in accounting principle	$2.05	$2.49	$2.15	$1.63	$0.29

Diluted EPS after cumulative effect of change in accounting principle	$2.05	$2.49	$2.15	$1.63	$0.28

Average common shares outstanding	24,571	22,394	21,049	20,738	20,867
Average potential common share-options	687	1,451	1,683	1,408	741

Average shares and shares equivalents	25,258	23,845	22,732	22,146	21,608

Book value per common share	$10.97	$9.36	$7.87	$6.38	$3.84

Market price at end of year	$15.26	$24.61	$21.23	$16.76	$11.42

Cash dividends declared per common share	$0.55	$0.51	$0.45	$0.38	$0.36

Cash dividends declared on common share	$13,522	$11,425	$9,415	$7,840	$7,533

(1)	Per share related information has been retroactively adjusted to reflect stock splits and stock dividends, when applicable.

YEAR END BALANCES (as of June 30,):	2005	2004	2003	2002	2001

Trust assets managed	$1,823,292	$1,670,651	$1,670,437	$1,382,268	$1,444,534
Broker-dealer assets gathered	1,135,115	1,051,812	962,919	1,118,181	1,002,253

Assets managed	2,958,407	2,722,463	2,633,356	2,500,449	2,446,787
Assets owned	4,250,652	3,725,695	3,040,551	2,485,393	2,033,706

Total financial assets managed and owned	$7,209,059	$6,448,158	$5,673,907	$4,985,842	$4,480,493

Investments and loans
Investments	$3,231,580	$2,846,750	$2,232,330	$1,757,435	$1,459,991
Loans and leases (including loans held-for-sale), net	907,391	743,456	728,462	576,770	462,579
Securities sold but not yet delivered	1,034	47,312	1,894	71,750	14,108

	$4,140,005	$3,637,518	$2,962,686	$2,405,955	$1,936,678

Deposits and Borrowings
Deposits	$1,252,897	$1,024,349	$1,044,265	$968,850	$815,538
Repurchase agreements	2,191,756	1,895,865	1,400,598	996,869	915,471
Other borrowings	399,476	387,166	181,083	259,283	165,000
Securities and loans purchased but not yet received	22,772	89,068	152,219	56,195	—

	$3,866,901	$3,396,448	$2,778,165	$2,281,197	$1,896,009

Stockholders’ equity
Preferred equity	$68,000	$68,000	$33,500	$33,500	$33,500
Common equity	273,167	226,667	168,180	132,929	79,990

	$341,167	$294,667	$201,680	$166,429	$113,490

Capital ratios
Leverage capital	10.65%	11.24%	8.19%	7.80%	6.68%

Tier 1 risk-based capital	38.83%	37.98%	24.48%	21.76%	19.53%

Total risk-based capital	39.39%	38.69%	25.00%	22.10%	19.96%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	1.39%	1.91%	1.88%	1.67%	0.49%

Return on average common equity (ROE)	20.15%	34.64%	31.33%	32.47%	7.85%

Equity-to-assets ratio	8.03%	7.91%	6.63%	6.70%	5.58%

Efficiency ratio	54.01%	49.61%	51.35%	57.22%	72.06%

Expense ratio	0.83%	0.85%	0.99%	1.04%	0.85%

Interest rate spread	2.00%	2.64%	2.91%	2.59%	1.52%

Number of financial centers	24	23	23	21	20

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
For the Year ended June 30, 2005
OVERVIEW OF FINANCIAL PERFORMANCE
Comparison of year ended June 30, 2005 and year ended June 30, 2004:
The Group’s diversified mix of businesses produces both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance and pension administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial markets fluctuations and other external factors, the Group’s commitment is to produce a balanced and growing revenue stream.
During fiscal 2005, the Group continued expanding its executive management team and strengthened its banking and financial service franchise. The Group continued with The Oriental Way program to deliver world-class products and services, targeting the personal and commercial needs of Puerto Rico’s professionals and owners of small and mid-sized businesses. The results of these efforts reflected continued growth in commercial loans, an improvement in mortgage loans in the last half of the year, and tight control over non-interest expenses.
For fiscal 2005, net income was $56.6 million, a decrease of 11.1% compared with $63.6 million reported in fiscal 2004. Earnings per diluted share decreased 17.7% to $2.05, compared to last year’s $2.49 per share. Net income for the quarter ended June 30, 2005, was $6.4 million, a decrease of 61.8% compared with net income of $16.9 million reported in the quarter ended June 30, 2004. Earnings per diluted share decreased 61.2% to $0.26, compared to last year’s $0.67.
The diluted per share calculations for fiscals, 2005, 2004 and 2003 have been adjusted from previous reported figures to take into account additional incentive stock options required to be issued by the anti-dilution provisions of employment agreements with certain executives. The contractual provisions required the Group to adjust stock options granted to certain executives pursuant to their employment agreements to avoid any form of dilution, including dilution resulting from stock dividends, and additional offerings of common stock by the Group. Although all stock options granted to such executives had been adjusted pursuant to the anti-dilution provisions of the Group’s incentive stock option plans to account for stock dividends, the stock options granted to them pursuant to their employment agreements had not been adjusted as contractually mandated for additional events of dilution, such as the Group’s issuance of common stock in 2004, the quarterly cash dividends declared on its common stock, and the granting of stock options from time to time to other participants under the Group’s incentive stock option plans.
After an evaluation on the merits, the Compensation Committee of the Group’s Board of Directors determined during the fourth quarter of fiscal 2005 that such executives were entitled to additional options for the implied value of their exercised options by crediting them the amount of such implied value upon future exercises of stock options granted under the Group’s incentive stock option plans and by issuing to each executive the number of additional stock options required to account for the events of dilution with respect to unexercised options granted to them under their employment agreements. The excess price paid was adjusted as a debit to additional paid-in capital, and the additional stock options granted was accounted for as usual according to GAAP.
As a result of the Compensation Committee’s evaluation, the Group has increased the number of options used in the calculation of fully diluted shares by 363,325 for the first three quarters of fiscal 2005 and for fiscals 2004 and 2003, which represents the Group’s calculation of the additional options affecting these periods. The effect is to reduce diluted per share results by approximately one cent per share for fiscal 2005 and four cents per share for each fiscal year, commencing with fiscal 2003. See note 2 to the consolidated financial statements.
The Group maintains an outstanding return on equity (net income to average common equity) and a superior return on assets (net income to average assets) when compared to its peer group. Return on common equity (ROE) and return on assets (ROA) for fiscal 2005 were 20.15% and 1.39%, respectively, which represent a decrease of 41.8% in ROE, from 34.64% in fiscal 2004, and a decrease of 27.2% in ROA, from 1.91% in fiscal 2004.

Net interest income represented approximately 71% of the Group’s total revenues (defined as net interest income plus non interest income) in fiscal 2005. For fiscal 2005, net interest income was $86.4 million, a decrease of 0.9% from the $87.2 million recorded for fiscal 2004. For the quarter ended June 30, 2005, net interest income decreased 14.7% to $19.3 million, compared with $22.6 million recorded in the quarter ended June 30, 2004. Higher interest income on increased investment securities volume was offset by lower average yields on such investments and higher interest rates on borrowings. Interest rate spread for fiscal 2005 was 2.00% compared to 2.64% in the prior year. Investment yields declined as the Group continued to reposition the portfolio, shifting into shorter-term government securities and away from longer-term, mortgage-backed securities. At June 30, 2005, interest earning assets increased 13.8% to $4.140 billion compared to June 30, 2004, reflecting a 13.5% increase in investments to $3.232 billion, which consisted mainly of AAA rated mortgage-backed securities and U.S. government and agency obligations.
The provision for loan losses for fiscal 2005 decreased 27.7% to $3.3 million from $4.6 million for fiscal 2004 reflecting lower loss reserve requirements related to the stabilization of commercial and consumer loan business in fiscal 2005. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $745.2 million as of June 30, 2004 to $895.2 million as of June 30, 2005 (a 20.1% increase) and there was an increase in the net credit losses from $2.1 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005 (an increase of 111.7%). The main reason for the decrease in the provision is that during the year ended June 30, 2004, management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.
Non-interest income represented approximately 29% of the Group’s total revenues (defined as net interest income plus non interest income) in fiscal 2005. For fiscal 2005, non-interest income decreased 24.2% to $34.9 million from $46.0 million a year earlier. Performance in the year reflects increases in banking service revenues, totally offset by decreases in revenues from financial services, investment banking activities, and securities, derivatives and trading activities. Total non-interest banking and financial services revenues decreased 8.0% to $29.9 million in fiscal 2005 compared to $32.5 million in fiscal 2004. Banking service revenues increased 8.2% to $7.8 million compared to $7.2 million in fiscal 2004. Financial service revenues (commissions and fees from securities brokerage, investment banking, insurance and fiduciary activities) decreased 18.4% to $14.4 million compared to $17.6 million in fiscal 2004.
For fiscal 2005, mortgage-banking revenues were $7.8 million reflecting an increase of 0.7% when compared with $7.7 million for the previous fiscal year. Such increase in mortgage revenues resulted from higher gains on sale of whole-loans in the open market.
Non-interest expenses for fiscal 2005 increased 6.0% to $63.0 million, compared to $59.4 million in the previous fiscal year, reflecting tight cost controls. The increase was mainly due to increases in professional and service fees, in part due to the impact of the requirements of the Sarbanes-Oxley Act, and the salaries increment of 2%. The Group’s efficiency ratio in fiscal 2005 was 54.01%, compared to 49.61% a year earlier. The Group computes its efficiency ratio by dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investment securities.
Total Group financial assets (including assets managed by the trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary) increased 11.8% to $7.2 billion as of June 30, 2005, compared to $6.4 billion as of June 30, 2004. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and the broker-dealer subsidiary increased 8.7%, year-to-year, to $3.0 billion from $2.7 billion in fiscal 2004. This increase was primarily due to the equity market recovery impact on assets gathered by the Group’s securities broker-dealer subsidiary as well as the development of new business and trust relationships throughout the year. The Group’s bank assets reached $4.251 billion as of June 30, 2005, an increase of 14.1%, compared to $3.726 billion as of June 30, 2004. Major contributors to this increase were the investment securities portfolio, which increased by 13.5% or $384.8 million, along with the loan portfolio, which increased by $163.9 million or 22.1%.
On the liability side, total deposits increased by 22.3% from $1.024 billion at June 30, 2004, to $1.253 billion at June 30, 2005. This performance reflects the Group’s strategy of attracting longer-term checking and savings deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to serve their needs. Total borrowings increased 13.5% from $2.283 billion at June 30, 2004, to $2.591 billion at June 30, 2005. The increase in borrowings was concentrated in larger balances of repurchase agreements and federal funds purchased during fiscal 2005. The increase in borrowed funds was used primarily to fund the Group’s investment and loan portfolio growth.

The Group continued strengthening its capital base during fiscal 2005. Stockholders’ equity as of June 30, 2005 was $341.2 million, an increase of 15.8% from $294.7 million as of June 30, 2004. This increase reflects the impact of earnings retention.
Comparison of year ended June 30, 2004 and year ended June 30, 2003:
For fiscal 2004, net income was $63.6 million, an increase of 24.0% compared with $51.3 million reported in fiscal 2003. Earnings per diluted share increased 15.8% to $2.49, compared to last year’s $2.15 per share. Net income for the quarter ended June 30, 2004, was $18.1 million, an increase of 27.1% compared with net income of $14.2 million reported in the quarter ended June 30, 2003. Earnings per diluted share increased 11.9% to $0.66, compared to last year’s $0.59.
Earnings per share for the fiscal year and fourth quarter were affected by more average shares outstanding in both periods, as a result of the Group’s March 2004 secondary offering of 1,955,000 common shares, which raised $51.6 million (net of expenses), and dividends paid on the Series B Preferred Stock issued in September 2003, which raised $33.1 million (net of expenses). Excluding the effect of the new shares and the Series B Preferred Stock dividend, earnings per share would have been higher by an additional $0.14 for the year and by an additional $0.08 for the quarter, and would have resulted in an earnings per share growth of 21.2% for fiscal 2004 and 22.4% for the fourth quarter compared to the corresponding prior year periods.
The Group maintained an outstanding return on equity (net income to average common equity) and a superior return on assets (net income to average assets) when compared to its peer group. Return on common equity (ROE) and return on assets (ROA) for fiscal 2004 were 34.64% and 1.91%, respectively, which represent an increase of 10.6% in ROE, from 31.33% in fiscal 2003, and an increase of 2.0% in ROA, from 1.88% in fiscal 2003.
Net interest income represented approximately 65% of the Group’s total revenues (defined as net interest income plus non interest income) in fiscal 2004. For fiscal 2004, net interest income was $87.2 million, an increase of 17.2% from the $74.4 million recorded for fiscal 2003. For the quarter ended June 30, 2004, net interest income increased 24.9% to $22.6 million, compared with $18.1 million recorded in the quarter ended June 30, 2003. Results benefited from a larger volume of interest earning assets (investment and loans) partially offset by lower average yields. Interest rate spread equaled 2.64% for fiscal 2004. At June 30, 2004, interest earning assets increased 22.8% to $3.637 billion compared to June 30, 2003, reflecting a 27.5% increase in investments to $2.847 billion, which consisted mainly of AAA rated mortgage-backed securities and Puerto Rico government agencies obligations.
The provision for loan losses for fiscal 2004 increased 9.5% to $4.6 million from $4.2 million for fiscal 2003 reflecting higher loss reserve requirements related to the expanded commercial and consumer loan business in fiscal 2004.
Non-interest income represented approximately 35% of the Group’s total revenues (defined as net interest income plus non interest income) in fiscal 2004. For fiscal 2004, non-interest income grew by 17.9% to $46.0 million from $39.0 million a year earlier. Key factors for such increase included the success of the Group’s product and service marketing programs, the result of general improvement in equity markets, increased underwriting activities, higher revenues from fiduciary service fees, and income generated by Caribbean Pension Consultants, Inc., which was acquired in January 2003. Total non-interest banking and financial services revenues increased 14.2% to $32.5 million in fiscal 2004 compared to $28.5 million in fiscal 2003. Banking service revenues increased 20.1% to $7.2 million compared to $6.0 million in fiscal 2003. Financial service revenues (commissions and fees from broker, insurance and fiduciary activities) increased 21.7% to $17.6 million compared to $14.5 million in fiscal 2003.
For fiscal 2004, mortgage-banking activity revenue was $7.7 million reflecting a decrease of 3.8% when compared with $8.0 million for the previous fiscal year. Such decrease in mortgage production was primarily due to the Group’s decision to temporarily moderate loan activity based on fourth quarter market conditions, which also resulted in lower mortgage banking revenue.
Non-interest expenses for fiscal 2004 increased 10.8% to $59.4 million, compared to $53.7 million in the previous fiscal year. However, the Group’s efficiency ratio in fiscal 2004 improved to 49.61%, compared to 51.35% a year earlier. With the launch of its growth program, the Group incurred higher outlays for human resources, technology and marketing, among others, during the first quarter of fiscal 2004.
Total Group financial assets (including assets managed by the trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary) increased 13.6% to $6.4 billion as of June 30, 2004, compared to $5.7 billion as of June 30, 2003. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and broker-dealer subsidiary increased 3.4%, year-to-year, to $2.7 billion from $2.6 billion in fiscal 2003. This increase was primarily due to the equity market recovery impact on assets gathered by the Group’s securities broker-dealer subsidiary. The Group’s bank assets reached $3.726 billion as of June 30, 2004, an increase of 22.5%, compared to $3.040 billion as of June 30, 2003. Major contributors to this increase were the investment securities portfolio, which increased by 27.5% or $614.4 million, along with the loan portfolio, which increased by $15.0 million or 2.1%.

The Group continued strengthening its capital base during fiscal 2004. Stockholders’ equity as of June 30, 2004 was $294.7 million, an increase of 46.1% from $201.7 million as of June 30, 2003. This increase reflects the improvement in net income, net proceeds of $33.1 million from the issuance of the Series B Preferred Stock in the first quarter of fiscal 2004 and $51.6 million, net of related expenses, from the issuance of 1,955,000 shares of common stock in the third quarter of fiscal 2004, partially offset by the increase in the accumulated other comprehensive loss of $45.1 million, mostly associated with an increase in unrealized losses on the securities available-for-sale portfolio from fiscal 2003 to fiscal 2004.
On the liability side, total deposits decreased by 1.9% from $1.044 billion at June 30, 2003, to $1.024 billion at June 30, 2004. The decrease in deposits primarily reflects the Group’s decision to cut back on certificates of deposit in favor of other lower-cost funding sources. Total borrowings increased 44.3% from $1.582 billion at June 30, 2003, to $2.283 billion at June 30, 2004. The increase in borrowings was concentrated in larger balances of repurchase agreements, Federal Home Loan Bank of New York advances and subordinated capital notes. The increase in borrowed funds was used primarily to fund the Group’ investment and loan portfolio growth.

TABLE 1 — FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE: Years ended June 30, 2005, 2004 and 2003

(Dollars in thousands)
	Interest			Average rate			Average balance
	2005	2004	2003*	2005	2004	2003*	2005	2004	2003*

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$189,312	$164,385	$151,746	4.81%	5.19%	6.09%	$3,932,822	$3,168,832	$2,493,382
Tax equivalent adjustment	42,411	35,223	52,895	1.08%	1.11%	2.12%	—	—	—

Interest-earning assets — tax equivalent	231,723	199,608	204,641	5.89%	6.30%	8.21%	3,932,822	3,168,832	2,493,382
Interest-bearing liabilities	102,899	77,174	77,335	2.81%	2.55%	3.18%	3,659,858	3,026,876	2,430,456

Tax equivalent net interest income / spread	$128,824	$122,434	$127,306	3.08%	3.75%	5.03%	$272,964	$141,956	$62,926

Tax equivalent interest rate margin				3.27%	3.86%	5.11%

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$135,710	$113,732	$100,905	4.41%	4.70%	5.61%	$3,074,679	$2,419,264	$1,799,458
Investment management fees	(1,898)	(1,685)	(1,443)	-0.06%	-0.07%	-0.08%	—	—	—

Total investment securities	133,812	112,047	99,462	4.35%	4.63%	5.53%	3,074,679	2,419,264	1,799,458
Trading securities	8	44	502	1.21%	3.26%	4.86%	662	1,350	10,332
Money market investments	526	164	296	2.00%	1.53%	1.93%	26,242	10,714	15,345

	134,346	112,255	100,260	4.33%	4.62%	5.49%	3,101,583	2,431,328	1,825,135

Loans (1):	—	—	—
Real estate (2)	45,943	46,467	45,848	6.57%	7.01%	7.54%	699,027	662,590	608,189
Commercial	6,674	3,336	2,958	6.14%	5.85%	7.31%	108,636	57,047	40,477
Consumer	2,349	2,327	2,680	9.96%	13.02%	13.69%	23,576	17,867	19,581

	54,966	52,130	51,486	6.61%	7.07%	7.70%	831,239	737,504	668,247

	189,312	164,385	151,746	4.81%	5.19%	6.09%	3,932,822	3,168,832	2,493,382

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	54,986	51,906	56,263
Now Accounts	900	818	1,054	1.05%	1.08%	1.69%	85,756	75,495	62,436
Savings	941	1,079	1,319	1.01%	1.22%	1.55%	93,218	88,568	84,874
Certificates of deposits	27,903	28,115	31,284	3.27%	3.38%	3.83%	854,337	831,167	816,197

	29,744	30,012	33,657	2.73%	2.87%	3.30%	1,088,297	1,047,136	1,019,770

Borrowings:
Repurchase agreements	49,746	17,805	17,362	2.29%	1.12%	1.50%	2,174,312	1,595,717	1,158,243
Interest rate risk management	10,131	17,744	16,141	0.47%	1.11%	1.39%	—	—	—
Financing fees	647	469	331	0.03%	0.03%	0.03%	—	—	—

Total repurchase agreements	60,524	36,018	33,834	2.78%	2.26%	2.92%	2,174,312	1,595,717	1,158,243

FHLB advances	7,962	8,011	7,709	2.58%	2.63%	3.83%	308,930	304,547	201,360
Subordinated capital notes	4,318	2,986	1,926	5.98%	4.63%	5.34%	72,166	64,476	36,083
Term Notes	317	147	209	2.11%	0.98%	1.39%	15,000	15,000	15,000
Other borrowings	34	—	—	2.95%	—	—	1,153	—	—

	73,155	47,162	43,678	2.84%	2.38%	3.10%	2,571,561	1,979,740	1,410,686

	102,899	77,174	77,335	2.81%	2.55%	3.18%	3,659,858	3,026,876	2,430,456

Net interest income / spread	$86,413	$87,211	$74,411	2.00%	2.64%	2.91%

Interest rate margin				2.19%	2.75%	2.99%

Excess of interest-earning assets over interest-bearing liabilities							$272,964	$141,956	$62,926

Interest-earning assets over interest-bearing liabilities ratio							107.46%	104.69%	102.59%

	Fiscal 2005 versus 2004			Fiscal 2004 versus 2003
Interest Income:	Volume	Rate	Total	Volume	Rate	Total
C. CHANGES IN NET INTEREST INCOME DUE TO (3):
Loans (1)	$6,342	$(3,506)	$2,836	$5,089	$(4,445)	$644
Investments	29,383	(7,292)	22,091	29,710	(17,715)	11,995

	35,725	(10,798)	24,927	34,799	(22,160)	12,639

Interest Expense:
Deposits	1,154	(1,422)	(268)	883	(4,528)	(3,645)
Repurchase agreements	21,598	2,908	24,506	14,581	(12,397)	2,184
Other borrowings	363	1,124	1,487	4,250	(2,950)	1,300
	23,115	2,610	25,725	19,713	(19,874)	(161)

Net Interest Income	$12,610	$(13,408)	$(798)	$15,085	$(2,285)	$12,800

*	Certain adjustments were made to conform figures to current period presentation.
(1) —	Loan fees amounted to $2,430, $2,923 and $2,333 in fiscal 2005, 2004 and 2003, respectively.
(2) —	Real estate loans averages include loans held-for-sale.
(3) —	The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

Net Interest Income
Comparison of year ended June 30, 2005 and year ended June 30, 2004:
Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.
Net interest income decreased 0.1%, to $86.4 million in fiscal 2005, from $87.2 million in fiscal 2004. This decrease was due to a positive volume variance of $12.6 million, offset by a negative rate variance of $13.4 million, as average interest earning assets increased 24.1%, to $3.933 billion as of June 30, 2005, from $3.169 billion as of June 30, 2004, while the interest rate margin declined 56 basis points, to 2.19% for fiscal 2005, from 2.75% for fiscal 2004. The interest rate spread declined 64 basis points, to 2.00% in fiscal 2005, from 2.64% in fiscal 2004, due to a 38 basis point decline in the average yield of interest earning assets to 4.81%, from 5.19%, in addition to a 26 basis point increase in the average cost of funds to 2.81%, from 2.55%. The decline in the average yield of interest earning assets was primarily due to the purchase of securities with lower rates, reflecting market conditions, prepayments of higher rate mortgage loans, and the repricing of adjustable and floating interest rate commercial loans. The increase in the average cost of funds was primarily due to higher rates paid on repurchase agreements and other borrowings due to the impact of the increases in short term borrowing rates.
Interest income increased 15.2%, to $189.3 million for fiscal 2005, as compared to $164.4 million for fiscal 2004, reflecting a 24.1% increase in the average balance of interest earnings assets, to $3.933 billion in fiscal 2005, from $3.169 billion in fiscal 2004, partially offset by the decline in yield to 4.81%, from 5.19%. Interest income is generated by investment securities, which accounted for 70.9%, and from loans, which accounted for 29.1%. Interest income from investments increased 19.7%, to $134.3 million, due to a 27.6% increase in the average balance of investments, to $3.102 billion, partially offset by a 29 basis points decline in yield, to 4.33%, from 4.62%. The increase in investments reflects a 397.6% increase in U.S. government and agency obligations, to $1.030 billion as of June 30, 2005, from $207.0 million as of June 30, 2004, partially offset by a 20.6% decrease in mortgage-backed securities, to $1.960 billion as of June 30, 2005, from $2.467 billion as of June 30, 2004. Interest income from loans increased 5.4%, to $55.0 million, due to a 12.7% increase in the average balance of loans, to $831.2 million, partially offset by a 46 basis points decline in yield, to 6.61%, from 7.07%. The increase in loans primarily reflects a 14.9% increase in residential, non residential and home equity real estate loans, to $762.3 million in fiscal 2005, from $662.4 million in fiscal 2004, and a 59.0% increase in commercial loans, reflecting the continued expansion of that business, to $129.7 million in fiscal 2005, from $81.6 million in fiscal 2004. Approximately 90% of the commercial loans are secured by real estate.
Interest expense increased 33.3%, to $102.9 million in fiscal 2005, from $77.2 million in fiscal 2004, due to a 26 basis point increase in the average cost of retail and wholesale funds, to 2.81% in fiscal 2005, from 2.55% in fiscal 2004. The increase is also due to the expansion of the average interest-bearing liabilities to $3.660 billion, from $3.027 billion, in order to fund the growth of the Group’s investment and loan portfolios. The average cost of retail deposits declined 14 basis points, to 2.73% in fiscal 2005, from 2.87% in fiscal 2004, and the average cost of wholesale funding sources increased 46 basis points, to 2.84%, from 2.38%, substantially reflected in repurchase agreements, which increased 52 basis points, to 2.78% and subordinated capital notes which increased 135 basis points.
Comparison of year ended June 30, 2004 and year ended June 30, 2003:
Net interest income increased 17.2%, to $87.2 million in fiscal 2004, from $74.4 million in fiscal 2003. This increase was due to a positive volume variance of $15.1 million, partially offset by a negative rate variance of $2.3 million, as average interest earning assets increased 27.1%, to $3.169 billion as of June 30, 2004, from $2.493 billion as of June 30, 2003, while the interest rate margin declined 24 basis points, to 2.75% in fiscal 2004, from 2.99% in fiscal 2003. The interest rate spread declined 27 basis points, to 2.64% in fiscal 2004, from 2.91% in fiscal 2003, due to a 90 basis point decline in the average yield of interest earning assets to 5.19%, from 6.09%, partially offset by a 63 basis point decline in the average cost of funds to 2.55%, from 3.18%. The decline in the average yield of interest earning assets was primarily due to the purchase of securities with lower rates, reflecting market conditions, prepayments of higher rate mortgage loans, and the re-pricing of adjustable and floating rate commercial loans. The decline in the average cost of funds was primarily due to reductions in rates paid on retail deposits, reflecting the prevailing lower interest rate scenario, and to management’s decision to reduce the use of higher-cost, retail certificates of deposit in favor of lower-cost, wholesale funding sources.
Interest income increased 8.3%, to $164.4 million in fiscal 2004, as compared to $151.7 million in fiscal 2003, reflecting a 27.1% increase in the average balance of interest earnings assets, to $3.169 billion in fiscal 2004, from $2.493 billion in fiscal 2003, partially offset by the decline in yield to 5.19%, from 6.09%. Interest income is generated by investment securities, which accounted for 68.3%, and from loans, which accounted for 31.7%. Interest income from investments increased 12.0%, to $112.3 million, due to a 33.2% increase in the average balance of investments, to $2.431 billion, partially offset by an 87 basis points decline in yield, to 4.62%, from 5.49%. The increase in investments reflects a 17.9% increase in mortgage-backed securities, to $2.467 billion as of June 30, 2004, from $2.093 billion as of June 30, 2003, and a 209.8% increase in P.R. and U.S. government and agency obligations, to $322.3 million as of June 30, 2004, from $104.0 million as of June 30, 2003. Interest income from loans increased 1.3%, to $52.1 million, due to a 10.4% increase in the average balance of loans, to $737.5 million, partially offset by a 63 basis points decline in yield, to 7.07%, from 7.70%. The increase in loans primarily reflects an 8.9% increase in real estate loans, to $662.4 million in fiscal 2004, from $608.2 million in fiscal 2003, and a 40.9% increase in commercial loans, reflecting the initial expansion of that business, to $57.0 million in fiscal 2004, from $40.5 million in fiscal 2003. Approximately 90% of the commercial loans are secured by real estate.
Interest expense declined 0.21%, to $77.2 million in fiscal 2004, from $77.3 million in fiscal 2003, due to a 63 basis point reduction in the average cost of retail and wholesale funds, to 2.55% for fiscal 2004, from 3.18% for fiscal 2003. This decline more than offset the cost of expanding interest-bearing liabilities, to $3.027 billion, from $2.430 billion, in order to fund the growth of the Group’s investment and loan portfolios. The average cost of retail deposits declined 43 basis points, to 2.87% in fiscal 2004, from 3.30% in fiscal 2003, and the average cost of wholesale funding sources declined 72 basis points, to 2.38%, from 3.10%, with the largest average cost reductions occurring in Federal Home Loan Bank of New York advances, which dropped 120 basis points, to 2.63%, and in repurchase agreements, which dropped 66 basis points, to 2.26%.
Comparison of years ended June 30, 2003 and 2002:
For fiscal 2003, net interest income amounted to $74.4 million, up 26.2% from $59.0 million for the fiscal year ended June 30, 2002. This increase was due to a positive volume variance of $7.7 million and a positive rate variance of $7.8 million that also, in part, resulted from the impact of an additional Federal Reserve Board interest rate reduction, which resulted in a lower average cost of funds (3.18% for fiscal 2003 versus 3.95% in the same period of fiscal 2002). At the same time, the Group continues its hedge strategy to lock its interest rate spread by increasing the volume of interest rate swaps; see “Interest Rate Risk and Assets/Liability Management”.
The interest rate spread for fiscal 2003, improved 32 basis points to 2.91% compared with 2.59% for fiscal 2002. As previously mentioned, this increase was mainly due to a decrease in the average cost of funds. Table 1 shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates.
The Group’s interest income for fiscal 2003 increased 7.1% from $141.7 million reported in fiscal 2002, to $151.7 million. The increase in interest income resulted from a larger volume of average interest-earning assets ($2.493 billion in fiscal 2003 versus $2.167 billion in fiscal 2002) partially offset by a decline in their yield performance (6.09% in fiscal 2003 versus 6.54% in fiscal 2002).
Increase in interest-earning assets was concentrated on the investment portfolio and real estate loans, comprised mostly of residential mortgage loans. The average volume of total investments for fiscal 2003 grew 12.8% ($1.825 billion in fiscal 2003 versus $1.617 billion in fiscal 2002) when compared to the same period a year earlier. This increase was concentrated in mortgage-backed securities, which increased 25.1% from $1.673 billion as of June 30, 2002, to $2.093 billion as of June 30, 2003. Likewise, the average volume of real estate loans grew by 22.7% for fiscal 2003 (from $495.6 million in fiscal 2002, to $608.2 million in fiscal 2003), along with an increase in the average volume of commercial loans that grew by 29.1% in fiscal 2003, when compared with the same period in fiscal 2002 ($40.5 million in fiscal 2003 versus $31.3 million in fiscal 2002.) Most of the commercial loans are secured by real estate.
The average yield on interest-earning assets was 6.09%, 45 basis points lower than the 6.54% in fiscal 2002. The yield dilution experienced in fiscal 2003 was caused by the expansion of the Group’s mortgage-backed securities investment portfolio, which carries a lower yield than the loan portfolio but provides less risk and generates a significant amount of tax-exempt income (see “Tax Equivalent Spread” on Table 1).
Interest expense decreased for fiscal 2003 by 6.6% (to $77.3 million in fiscal 2003, from $82.7 million in fiscal 2002). A lower average cost of funds (3.18% for fiscal 2003 versus 3.95% for fiscal 2002), drove this decrease. Larger volumes of borrowings and deposits, which were necessary to fund the growth of the Group’s investment portfolio, caused an increase in average interest-bearing liabilities. See Table 1 for the impact on interest expense due to changes in volume and rates.
The cost of short-term financing continued to fall over the course of fiscal 2003. The average cost of borrowings for fiscal 2003 decreased 93 basis points (from 4.03% in fiscal 2002, to 3.10% in fiscal 2003). The largest average reduction was in repurchase agreements, which decreased 106 basis points from 3.98% in fiscal 2002, to 2.92% in fiscal 2003.

TABLE 2 — NON-INTEREST INCOME SUMMARY
THREE-YEAR PERIOD ENDED JUNE 30, 2005
(Dollars in thousands)

	2005	2004	Variance %	2003

Mortgage banking activities	$7,774	$7,719	0.7%	$8,026

Commissions and fees from fiduciary, brokerage, investment banking, and insurance activities	14,371	17,617	-18.4%	14,472

Non-banking service revenues	22,145	25,336	-12.6%	22,498

Fees on deposit accounts	4,858	4,887	-0.6%	4,075
Bank service charges and commissions	2,079	2,037	2.1%	1,625
Other operating revenues	815	241	238.2%	268

Banking service revenues	7,752	7,165	8.2%	5,968

Securities net activity	7,446	13,414	-44.5%	14,223
Derivatives net gain (loss)	(2,811)	11	-25654.6%	(4,061)
Trading net gain (loss)	(15)	21	-171.4%	571

Securities, derivatives and trading activities	4,620	13,446	-65.6%	10,733

Other non-interest income	368	87	323.0%	(160)

Total non-interest income	$34,885	$46,034	-24.2%	$39,039

Non-Interest Income
Comparison of year ended June 30, 2005 and year ended June 30, 2004:
Non-interest income is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets and investment activities by the broker-dealer subsidiary, the level of mortgage banking activities, deposit accounts and insurance products. As shown in Table 2, non-interest income for fiscal 2005 decreased 24.2%, from $46.0 million to $34.9 million, when compared to fiscal 2004.
One of the main components of non-interest income is mortgage-banking activities. Such income increased 0.7% in fiscal 2005 (from $7.7 million in fiscal 2004, to $7.8 million in fiscal 2005), in relation to an increase of 21.7% in residential mortgage loan production (from $331.5 million in fiscal 2004, to $404.6 million in fiscal 2005). This increase in mortgage production was primarily due to the purchase of loans to third-party investors amounting to $153.8 million compared to $1.0 million last year.
Commissions and fees from fiduciary activities and commissions and fees from securities brokerage, investment banking and insurance activities decreased 11.5% and 25.1%, respectively, to $7.6 million and $6.7 million in fiscal 2005, from $8.6 million and $9.0 million in fiscal 2004. Decrease for the year reflected temporarily reduced market for public finance activities in Puerto Rico which affects revenues from brokerage and investment banking activities in the local retail public finance market.
Bank service revenues, which consist primarily of fees generated by deposit accounts, electronic banking and customer services, continued with an increase of 8.2% (to $7.8 million in fiscal 2005, from $7.2 million in fiscal 2004) mainly driven by the strategy of strengthening the Group’s banking franchise by expanding its ability to attract deposits and build relationships with individual, professional and commercial customers through aggressive marketing and the expansion of our sales force.
Securities, derivatives and trading activities decreased 65.6% in fiscal 2005 (to a net gain of $4.6 million in fiscal 2005 from a net gain of $13.4 in fiscal 2004), mainly affected by negative results in derivative activity which reflected a loss during fiscal 2005 (loss of $2.8 million in fiscal 2005, compared to $11,000 net gain in fiscal 2004). Securities and trading net activity also decreased when compared to previous fiscal 2004.
Securities net activities showed a 44.5% decrease from a net gain of $13.4 million in fiscal 2004, to a net gain of $7.4 million in fiscal 2005, while trading net activities revenues showed a decrease of 171.4% to a net loss of $15,000 in fiscal 2005, compared to a net gain of $21,000 in fiscal 2004. As in previous fiscal 2004, this decrease in trading net activities revenues is mainly due to the unfavorable conditions of the secondary market due to the higher short term rates.
Derivative activities resulted in unrealized losses of $2.8 million for fiscal 2005; while for fiscal 2004 the unrealized gain amounted to $11,000. These fluctuations are related to the mark-to-market of derivative instruments which we expect to continue improving as interest rates go up.

Comparison of year ended June 30, 2004 and year ended June 30, 2003:
Non-interest income for fiscal 2004 increased 17.9%, from $39.0 million to $46.0 million, when compared to fiscal 2003.
Commissions and fees from fiduciary activities and commissions and fees from securities brokerage and insurance activities, two of the main components of non-interest income, increased 25.3% and 18.5%, respectively, to $8.6 million and $9.0 million in fiscal 2004, from $6.9 million and $7.6 million in fiscal 2003. Growth for the year reflected the general improvement in equity markets, increased underwriting activities, higher service fees in fiduciary activities, and income generated by CPC the retirement plan administration subsidiary, which was acquired in January 2003.
Another component of non-interest income is mortgage-banking activities. Such income decreased 3.8% in fiscal 2004 (from $8.0 million in fiscal 2003, to $7.7 million in fiscal 2004), in relation to a decrease of 8.0% in residential mortgage loan production (from $357.0 million in fiscal 2003, to $328.8 million in fiscal 2004). Such decrease in mortgage production was primarily due to the Group’s decision to temporarily moderate home loan activity based on fourth quarter market conditions, which also resulted in lower mortgage banking revenues.
Bank service revenues, which consist primarily of fees generated by deposit accounts, electronic banking and customer services, continued with an increase of 20.1% (to $7.2 million in fiscal 2004, from $6.0 million in fiscal 2003), mainly due to a 19.9% increase in fees on deposit accounts, from $4.0 million for fiscal 2003, to $4.9 million in fiscal 2004. This increase in bank service revenues was mainly driven by an increase in the fees on deposit accounts mostly overdraft fees related to the bank overdraft privilege program attached to consumer deposit accounts and the success of the Group’s product and service marketing programs. Bank service charges and commissions increased 25.4% to $2.0 million in fiscal 2004 from $1.6 million in fiscal 2003. Most of this increase was related to higher transactional volume in The Bank’s debit and credit cards.
Securities, derivatives and trading activities increased 25.3% in fiscal 2004 (to a net gain of $13.4 million in fiscal 2004 from a net gain of $10.7 in fiscal 2003), mainly driven by a positive results in derivatives activity which carried a substantial loss during fiscal 2003 (from $4.1 million net loss in fiscal 2003, to $11,000 net gains in fiscal 2004). Securities and trading net activity slightly decreased when compared to previous fiscal 2003.
Securities net activities showed a 5.7% decrease from a net gain of $14.2 million in fiscal 2003 to a net gain of $13.4 million in fiscal 2004, while trading net activities revenues showed a decrease of 96.3% to a net gain of $21,000 in fiscal 2004, compared to a net gain of $571,000 million in fiscal 2003. As in fiscal 2003, this decrease in trading net activities revenues is mainly due to a substantial decrease in the average volume of trading portfolio. The average trading portfolio dropped from $10.3 million in fiscal 2003 to an average of $1.4 million in fiscal 2004.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
THREE-YEAR PERIOD ENDED JUNE 30 2005
(Dollars in thousands)

	2005	2004	Variance %	2003
Compensation and employees’ benefits	$26,663	$24,579	8.5%	$20,563
Occupancy and equipment	10,583	9,639	9.8%	9,079
Advertising and business promotion	6,506	7,466	-12.9%	7,052
Professional and service fees	6,994	5,631	24.2%	6,467
Communication	1,630	1,849	-11.8%	1,671
Loan servicing expenses	1,727	1,853	-6.8%	1,775
Taxes, other than payroll and income taxes	1,836	1,754	4.7%	1,556
Electronic banking charges	2,075	1,679	23.6%	1,244
Printing, postage, stationery and supplies	891	1,121	-20.5%	1,038
Insurance, including deposits insurance	767	791	-3.0%	736
Other operating expenses	3,348	3,070	9.1%	2,475

Total non-interest expenses	$63,020	$59,432	6.0%	$53,656

Relevant ratios and data:
Non-interest income to Non-interest expenses ratio	55.36%	77.46%		72.76%

Efficiency ratio	54.01%	49.61%		51.35%

Expense ratio	0.83%	0.85%		0.99%

Compensation and benefits to non-interest expenses	42.3%	41.4%		38.3%

Compensation to total assets	0.63%	0.66%		0.68%

Average compensation per employee (annualized)	$50.4	$45.1		$40.6

Average number of employees	529	545		506

Bank assets per employee	$8,035	$6,836		$6,009

Total workforce:
Banking operations	426	454		423
Trust operations	52	52		57
Brokerage and Insurance operations	42	20		33

Total workforce	520	526		513

Non-Interest Expenses
Comparison of year ended June 30, 2005 and year ended June 30, 2004:
Non-interest expenses in fiscal 2005 increased 6.0% (from 10.8%), from $59.4 million in fiscal 2004 to $63.0 million in fiscal 2005. The increment in non-interest expenses in the year reflects the Group’s spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and support risk management processes. Also, these results include expenses for new technology for the implementation of PeopleSoft enterprise software to increase efficiencies and also include the cost of documentation and testing of Sarbanes-Oxley Act Section 404 provisions regarding management’s assessment of internal control over financial reporting. Consequently, expenses have been pared in other areas, consistent with management’s goal of limiting expense growth to those areas that directly contribute to increase the efficiency, service quality and profitability of the Group.
Employees’ compensation and benefits is the Group’s largest non-interest expense category. In fiscal 2005, compensation and benefit expense increased 8.5% as compared to 19.5% in 2004 to $26.7 million versus $24.6 million in fiscal 2004, reflecting expansion of the sales force, salary increases and the recruitment of experienced high-level management in order to generate a higher volume of business and improve operations.
Occupancy and equipment expenses increased 9.8%, from $9.6 million in fiscal 2004 to $10.6 million in fiscal 2005, due to higher depreciation resulting from upgrading technology, infrastructure in our financial centers in order to improve efficiency and the acceleration of leasehold improvements amortization due to the expected move to new facilities in the last quarter of fiscal year 2006.
During fiscal 2005, the cost of advertising and business promotions decreased 12.9% to $6.5 million versus $7.5 million in fiscal 2004. Such activity was mainly due to management’s strategy of redistributing the marketing expenses for the fiscal year as the Group continued its selective promotional campaign to enhance the market recognition of new and existing products, to increase fee-based revenues and to strengthen the banking and financial services franchise.
In fiscal 2005, professional and service fees increased 24.2%, from $5.6 million in fiscal 2004 to $7.0 million in fiscal 2005. The increase in the period was due to the effect of reviews performed by advisors in specific operational areas to improve financial and operational performances and expenses associated with the implementation of Section 404 the Sarbanes-Oxley Act.

The aggregated decrease in communication, insurance and printing, postage, stationery and supplies expenses is principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.
The rise in electronic banking charges, municipal and other general taxes, and other operating expenses is principally due to the general growth in the Group’s business activities, products and services offered.
Comparison of year ended June 30, 2004 and year ended June 30, 2003:
In fiscal 2004, non-interest expenses increased 10.8%, from $53.7 million in fiscal 2003 to $59.4 million in fiscal 2004, reflecting the impact of the Group’s expansion strategy. The Group’s incurred higher outlays for human resources, technology and marketing, among others, during the first quarter of fiscal 2004, as it continued its growth program. Thereafter, the Group was able to realign costs, with expenses trending lower in the last three quarters of fiscal 2004.
Employees’ compensation and benefits is the Group’s largest non-interest expense category. In fiscal 2004, compensation and benefit expense increased 19.5% to $24.6 million versus $20.6 million in fiscal 2003, reflecting an expansion of the Group’s work force as part of its growth program which includes the improvement of the sales force through the addition of experienced lenders and the expansion of the executive team.
Occupancy and equipment expenses increased 6.2%, from $9.1 million in fiscal 2003 to $9.6 million in fiscal 2004, due to higher depreciation resulting from upgrades to technology and infrastructure in The Group’s financial centers in order to improve efficiency.
During fiscal 2004, advertising and business promotions increased 5.9% to $7.5 million versus $7.1 million in fiscal 2003. The Group focused on marketing campaigns that expanded the awareness of new and existing products and contributed to the 17.9% increase in fee-based revenues, compared to fiscal 2003.
In fiscal 2004, professional and service fees decreased 12.9%, from $6.5 million in fiscal 2003 to $5.6 million in fiscal 2004. The decrease was due to specific cost control initiatives effectively implemented by management.
The rise in electronic banking charges, communication, municipal and other general taxes, insurance, printing, postage, stationery and supply, and other operating expenses are principally due to the general growth in the Group’s business activities, products and services offered.
Provision for Loan Losses
The provision for loan losses for the year ended June 30, 2005 totaled $3.3 million, a 27.7% decrease from the $4.6 million reported for the year ended June 30, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, Management determined that the provision for the year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $745.2 million as of June 30, 2004 to $895.2 million as of June 30, 2005 (a 20.1% increase) and there was an increase in the net credit losses from $2.1 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005 (an increase of 111.7%). The main reason for the decrease in the provision is that during the year ended June 30, 2004 Management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.
Net credit losses increased 111.7%, from $2.1 million in fiscal 2004 to $4.4 million in fiscal 2005. The increase was primarily due to $2.5 million increment in net credit losses from real estate loans. Total loss recoveries decreased from $1.1 million as of June 30, 2004 to $720,000 as of June 30, 2005. As result, the recoveries to net charge-offs ratio decreased from 35.6% in fiscal 2004 to 14.1% for fiscal 2005.
Residential real estate loans net credit losses in fiscal 2005 were $2.9 million as compared to $378,000 in the prior fiscal year. Commercial loans net credit losses increased to $496,000 in fiscal 2005, when compared to $110,000 in the previous fiscal year. Almost all the commercial lending that the Group is originating is collateralized by real estate.
Net credit losses on consumer loans decreased when compared with the prior fiscal year. In fiscal 2005, net credit losses on consumer loans were $1.0 million, a decrease of 41.2% when compared with fiscal 2004 in which the Group had net credit losses of $1.7 million.

The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At June 30, 2005, the total investment in impaired commercial loans was $3.2 million. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for fiscal 2005 amounted to $2.3 million compared to $2.1 million for fiscal 2004.
Comparison of year ended June 30, 2004 and year ended June 30, 2003:
The provision for loan losses for fiscal 2004, totaled $4.6 million, a 9.5% increase from the $4.2 million reported for the previous fiscal year. The increase in the provision for loan losses reflects the required provisions needed to cover any loss exposure in commercial and real estate non-performing loans as of June 30, 2004 and the expected increase in the consumer loans portfolio as the Group revitalized such lending activity during the fourth quarter of fiscal 2004. Non-performing loans increased 6.9%, from $28.9 million as of June 30, 2003, to $30.9 million as of June 30, 2004. The increase in non-performing loans came from the residential real estate and commercial loan portfolios. The commercial and residential real estate portfolios are well collateralized and the Group does not expect any major losses on such portfolios.
During the last two quarters of fiscal 2004, no major increases in net credit losses were experienced, but the actual level of credit losses support the provision for the period to maintain an adequate reserve for possible loan losses. Net credit losses for the fiscal year decreased 6.0%, from $2.2 million in fiscal 2003 to $2.1 million in fiscal 2004. Such decrease was mainly due to an increase experienced in total loss recoveries. Total loss recoveries increased from $897,000 as of June 30, 2003 to $1.1 million as of June 30, 2004. As result, the recoveries to net charge-offs ratio improved from 29.0% in fiscal 2003 to 35.6% in fiscal 2004.
Residential real state loans net credit losses in fiscal 2004 were $378,000 as compared with $5,000 in the prior fiscal year. The amount for fiscal 2004 represents charge-offs on two real estate loans. Commercial loans net credit losses increased to $110,000 in fiscal 2004, when compared with a net recovery of $39,000 in the previous fiscal year. Management performed a review of the entire commercial loan portfolio and determined to recognize as losses during the second quarter of fiscal 2004 certain loans considered uncollectible or of such little value that their continuance as bankable assets was not warranted. This review reflects the Group’s strategy to expand its commercial loan portfolio, primarily collateralized by real estate.
Net credit losses on consumer loans decreased when compared with the prior fiscal year. In fiscal 2004, net credit losses on consumer loans were $1.7 million, a decrease of 25.4% when compared with fiscal 2003 in which the Group had net credit losses of $2.3 million.
Please refer to the Allowance for Loan Losses and Non-performing assets section on Table 8 through Table 12 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.
Provision for Income Taxes
The income tax benefit was $1.6 million for fiscal 2005, as compared with a provision for income taxes of $5.6 million for fiscal 2004. The tax benefit for 2005 takes into account, among other things, the expiration of certain tax contingencies. Also, the effective income tax rate is lower than the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code of 1994, as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.
The Group recognized a provision for income taxes of $5.6 million in fiscal 2004, compared with a provision of $4.3 million in the previous fiscal year. The main reason for the increase of fiscal 2004 tax expense is the increase in income before income taxes of 24.5% when compared to fiscal 2003 results.
On August 1, 2005 the Puerto Rico Legislature approved the Law No. 41 “Law of the Educational Future of the Puerto Rican Children”. This law imposes an additional tax of 2.5 % on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994.
This law will be effective for tax years beginning after December 31, 2004 and finish on or before December 31, 2006. Also the effectiveness of this law is subject to the final approval of the Joint Resolution of the Legislature Number 445, concerning the General Budget for the 2005-2006 fiscal year.

FINANCIAL CONDITION
Group’s Bank Assets
At June 30, 2005, the Group’s total assets amounted to $4.251 billion, an increase of 14.1% when compared to $3.726 billion at June 30, 2004. At the same date, interest-earning assets reached $4.140 billion, up 13.8% versus $3.638 billion at June 30, 2004.
As detailed in Table 4 below, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities, CMO’s and Puerto Rico government and agency bonds. At June 30, 2005, the investment portfolio increased 13.5%, to $3.232 billion, from $2.847 billion as of June 30, 2004. The increase reflects the purchases of U.S. and Puerto Rico government securities and, in the second quarter of fiscal 2005, sales of 30-year maturity mortgage-backed securities and collateralized mortgage obligations. These activities are in line with the Group’s strategy in a rising interest rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of longer-term mortgage-backed securities.
Growth in U.S. government securities drove the investment portfolio’s expansion. U.S. government securities increased 397.6% from last year to $1,030 million as of June 30, 2005 from $207 million on June 30, 2004, as the Group continued its asset liability management strategies of rebalancing its asset mix through sound and lesser-risk asset acquisitions. Mortgage-backed securities decreased 20.6% to $1.960 billion (60.6% of the total investment portfolio) from $2.467 billion (86.7% of the total investment portfolio) in the year before.
As of June 30, 2005, the Group had no securities of a single issuer, other than U.S. government agencies and corporations including FHLB, FNMA and GNMA, that exceeded 10% of consolidated stockholders’ equity.
TABLE 4 — BANK ASSETS SUMMARY AND COMPOSITION
AS OF JUNE 30, 2005, 2004 and 2003
(Dollars in thousands)

			Variance
	2005	2004	%	2003
Investments:
Mortgage-backed securities	$1,959,760	$2,467,384	-20.6%	$2,092,939
U.S. Government and agency obligations	1,029,980	206,977	397.6%	53,813
P.R. Government and agency obligations	108,968	115,846	-5.9%	50,208
Other investment securities	66,023	20,636	219.9%	11,681
Short-term investments	39,791	7,747	413.6%	1,152
FHLB stock	27,058	28,160	(0.04)	22,537

	3,231,580	2,846,750	13.5%	2,232,330

Loans:
Loans receivable	895,923	745,195	20.2%	724,295
Allowance for loan losses	(6,495)	(7,553)	-14.0%	(5,031)

Loans receivable, net	889,428	737,642	20.6%	719,264
Mortgage loans held for sale	17,963	5,814	209.0%	9,198

Total loans receivable, net	907,391	743,456	22.1%	728,462

Securities sold but not yet delivered	1,034	47,312	-97.80%	1,894

Total securities and loans	4,140,005	3,637,518	13.8%	2,962,686

Other assets:
Cash and due from banks	14,892	9,284	60.4%	15,945
Accrued interest receivable	23,735	19,127	24.1%	17,716
Premises and equipment, net	15,269	18,552	-17.7%	16,162
Deferred tax asset, net	6,191	7,337	-15.6%	3,731
Foreclosed real estate, net	4,186	888	371.4%	536
Other assets	46,374	32,989	40.6%	23,775

Total other assets	110,647	88,177	25.5%	77,865

Total assets	$4,250,652	$3,725,695	14.1%	$3,040,551

Investments portfolio composition:
Mortgage-backed securities	60.6%	86.7%		93.8%
U.S. Government and agency obligations	31.9%	7.3%		2.4%
P.R. Government and agency obligations	3.4%	4.1%		2.2%
FHLB stock, short term investments and debt securities	4.1%	1.9%		1.6%

	100.0%	100.0%		100.0%

Refer to Note 3 of the consolidated financial statement for information related to the carrying amount of trading, available-for-sale, and held to maturity investment securities at June 30, 2005, by contractual maturity.
At June 30, 2005, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $907.4 million, 22.1% higher than the $743.5 million at June 30, 2004. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by real estate. As shown in Table 5 below, the real estate mortgage loan portfolio amounted to $735.2 million or 82.5% of the loan portfolio as of June 30, 2005, compared to $645.0 million or 86.790% of the loan portfolio at June 30, 2004. Mortgage production of $250.8 million declined 24.3% compared to the prior year, but with a new mortgage operation management team appointed in December 2004, production increased 12% from the December 2004 quarter and is expected to continue to increase going forward. The Group sold/converted residential mortgage loans in the secondary market totaled $188 million in fiscal 2005 compared to $228 million sold/converted in fiscal 2004.
The second largest component of the Group’s loan portfolio are commercial loans, most of which are collateralized by real estate. At June 30, 2005, the commercial loan portfolio totaled $129.7 million (14.5% of the Group’s total loan portfolio), a substantial growth of 58.9% when compared to $81.6 million at June 30, 2004 (10.9% of the Group’s total loan portfolio). Production of commercial loans increased 61.3%, to $90.9 million compared to $56.4 million in the prior fiscal year. The increase reflected the Group’s expansion of its commercial business with professionals and small and mid-sized businesses, and participations in commercial real estate loans.
The consumer loan portfolio totaled $30.3 million (3.4% of total loan portfolio at June 30, 2005), a 62.3% increase when compared to fiscal 2004 portfolio of $18.7 million (2.4% total loan portfolio at June 30, 2004). Consumer loan production reflected last year’s expansion of the business, which resulted in a 273.4% increase in production.
The following table summarizes the remaining contractual maturities of the Group’s total loans divided to reflect cash flows as of June 30, 2005. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
			After one year to five
	Balance		years		After five years
	outstanding at	One Year	Fixed	Variable	Fixed	Variable
	June 30, 2005	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates
		(In thousands)

Real estate, mainly residential	$753,934	$1,179	$34,304	$—	$607,962	$110,490	(1)

Commercial, mainly real estate	129,670	33,133	4,878	73,468	1,015	17,175

Consumer	30,282	16,085	13,363	—	834	—

Total	$913,886	$50,397	$52,545	$73,468	$609,811	$127,665

(1)	Fixed rate converted to variable (see note 4).
At June 30, 2004, the Group’s total assets amounted to $3.726 billion (an increase of 22.5% when compared to $3.041 billion at June 30, 2003). At the same date, interest-earning assets reached $3.638 billion, up 22.8% versus $2.963 billion a year earlier. An increase in mortgage-backed securities drove the investment portfolio expansion. Mortgage-backed securities increased 17.9% to $2.467 billion (86.7% of the total investment portfolio) from $2.093 billion (93.8% of the total investment portfolio) the year before, reflecting the Group strategy of rebalancing its asset mix through sound and lesser risk asset acquisitions.
At June 30, 2004, the Group’s loan portfolio amounted to $743.5 million, 2.1% higher than the $728.5 million at June 30, 2003. In fiscal 2003, the Group continued focusing on loan originations which are collateralized, primarily residential, commercial and personal loans with mortgage collateral, while deemphasizing unsecured personal loans.

Selected Financial Data
Five-Year Period Ended June 30, 2005
(Dollars in thousands)
TABLE 5 — LOANS RECEIVABLE COMPOSITION:

	2005	2004	2003	2002	2001
Secured by real estate, mainly residential	$735,971	$644,964	$660,874	$506,872	$392,492
Commercial, mainly real estate	129,670	81,572	43,553	41,205	25,829
Consumer	30,282	18,659	19,826	22,077	22,717
Financing leases (1)	—	—	42	295	827

Loans receivable	895,923	745,195	724,295	570,449	441,865
Allowance for loan losses	(6,495)	(7,553)	(5,031)	(3,039)	(2,856)

Loans receivable, net	889,428	737,642	719,264	567,410	439,009
Loans held for sale	17,963	5,814	9,198	9,360	23,570

Loans receivable, net	$907,391	$743,456	$728,462	$576,770	$462,579

Loans portfolio composition percentages:
Real estate-mortgage, mainly residential (2)	82.5%	86.7%	91.0%	89.0%	89.0%
Commercial, mainly real estate	14.2%	10.9%	5.9%	7.1%	5.6%
Consumer	3.3%	2.4%	2.7%	3.8%	4.9%
Financing leases	0.0%	0.0%	0.4%	0.0%	1.0%

Total loans receivable	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Discontinued in June 2000.

(2)	Includes loans held for sale
Liabilities and Funding Sources
As shown in Table 6 below, at June 30, 2005, the Group’s total liabilities reached $3.909 billion, 13.9% higher than the $3.431 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $3.805 billion at the end of fiscal 2005 versus $3.352 billion the year before, a 13.5% increase. The rise in deposits, other borrowings and repurchase agreements drove this growth.
Borrowings are the Group’s largest interest-bearing liability component. Borrowings consist mainly of diversified funding sources through the use of FHLB advances and borrowings, repurchase agreements, term notes, subordinated capital notes, other borrowings and unused lines of credit. At June 30, 2005, borrowings amounted to $2.591 billion, 13.5% higher than the $2.283 billion at June 30, 2004. The increase, mainly in repurchase agreements, reflects the funding needed to maintain the Group’s growth strategy for loans and investment portfolios. Repurchase agreements as of June 30, 2005 amounted to $2.192 billion, a 15.6% increase when compared to $1.896 billion as of June 30, 2004.
The FHLB system functions as a source of credit for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. FHLB funding remained at $300 million, same as a year earlier. All of these advances mature between July 2005 and August 2008. Table 6 presents the composition of the Group’s other borrowings at the end of the periods analyzed. However, the Group has the capacity to expand such source of funding up to a maximum of $560 million based on the $27.0 million of capital contribution that the Group has allocated with FHLB.

TABLE 6 – LIABILITIES SUMMARY AND COMPOSITION
AS OF JUNE 30, 2005, 2004 AND 2003
(Dollars in (thousand)

			Variance
	2005	2004	%	2003
Deposits:
Non-interest bearing deposits	$62,205	$44,622	39.4%	$63,919
Now accounts	89,930	81,644	10.1%	68,389
Savings accounts	93,920	88,459	6.2%	92,206
Certificates of deposit	1,002,908	807,783	24.2%	817,895

	1,248,963	1,022,508	22.1%	1,042,409
Accrued interest payable	3,934	1,841	113.7%	1,856

	1,252,897	1,024,349	22.3%	1,044,265

Borrowings:
Repurchase agreements	2,191,756	1,895,865	15.6%	1,400,598
Advances from FHLB	300,000	300,000	0.0%	130,000
Subordinated capital notes	72,166	72,166	0.0%	36,083
Term notes	15,000	15,000	0.0%	15,000
Federal funds purchased	12,310	—	100.0%	—

	2,591,232	2,283,031	13.5%	1,581,681

Securities and loans purchased but not yet received	22,772	89,068	-74.4%	152,219

Total deposits and borrowings	3,866,901	3,396,448	13.9%	2,778,165
Other liabilities	42,584	34,580	23.1%	60,706

Total liabilities	$3,909,485	$3,431,028	13.9%	$2,838,871

Deposits portfolio composition percentages:
Non-interest bearing deposits	5.0%	4.4%		6.1%
Now accounts	7.2%	8.0%		6.6%
Savings accounts	7.5%	8.7%		8.8%
Certificates of deposit	80.3%	78.9%		78.5%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	84.6%	83.0%		88.6%
Advances from FHLB	11.6%	13.1%		8.2%
Subordinated capital notes	2.8%	3.2%		2.3%
Term notes	0.6%	0.7%		0.9%
Federal funds purchased	0.4%	0.0%		0.0%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$2,191,756	$1,895,865		$1,400,598

Daily average outstanding balance	$2,174,312	$1,597,720		$1,158,243

Maximum outstanding balance at any month-end	$2,398,861	$1,895,865		$1,400,598

Weighted average interest rate:
For the year	2.29%	1.12%		1.50%

At year end	3.07%	1.23%		1.12%

At June 30, 2005, deposits, the second largest category of the Group’s interest-bearing liabilities reached $1.253 billion, up 22.3% from $1.024 billion at June 30, 2004. Deposits reflected a 24.2% growth in certificates of deposits, to $1.0 billion primarily due to increase in one year CDs. Such increases are due in part to the Group’s success in opening accounts as part of its expanded commercial and consumer lending businesses and as that of the Oriental Preferred program of bank services and accounts, as well as brokered deposits.
At June 30, 2005, the scheduled maturities of time deposits and individual retirement accounts (IRA) of $100,000 or more were as follows:

(In thousands)
3 months or less	$307,052
Over 3 months through 6 months	57,058
Over 6 months through 12 months	196,303
Over 12 months	28,597

Total	$589,010

At June 30, 2004, the Group’s total liabilities reached $3.431 billion, 20.9% higher than the $2.839 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $3.396 billion at the end of fiscal 2004 versus

$2.778 billion the year before, a 22.3% increase. The rise in FHLB funds, subordinated capital notes and repurchase agreements drove this growth. At June 30, 2004, borrowings amounted to $2.283 billion, 44.3% higher than the $1.582 billion at June 30, 2003.
At June 30, 2004, deposits reached $1.024 billion, down 1.9%, versus $1.044 billion in fiscal 2003. The decrease in deposits primarily reflects the Group’s decision to cut back on certificates of deposit in favor of lower-cost funding sources.
Stockholders’ Equity
At June 30, 2005, the Group’s total stockholders’ equity was $341.2 million, a 15.8% increase, when compared to $294.7 million at June 30, 2004. This increase was due to the net effect of earnings retention from operations and to a reduction in accumulated other comprehensive loss. As of June 30, 2005, accumulated comprehensive loss amounted to $38.4 million, a decrease of $7.0 million, when compared to the $45.4 million loss recorded as of June 30, 2004. Net accumulated other comprehensive loss consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.
At June 30, 2005, accumulated unrealized loss, net of tax, on derivatives designated as cash flow hedges was $8.8 million, a $4.1 million decrease, when compared to an accumulated unrealized loss of $12.5 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $29.6 million at June 30, 2005, after a $3.5 million decrease, when compared with an accumulated unrealized loss of $32.8 million at June 30, 2004. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at June 30, 2005 includes an unrealized loss amounting to $24.2 million related to securities transferred to the held-to-maturity category, mostly during fiscal 2004. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.
On November 30, 2004, the Group declared $3.5 million in cash dividends, a 25.0% increase when compared to $2.8 million declared for the same period a year ago. The Group also declared a 10% stock dividend paid to holders of record as of December 31, 2004.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2005, the Group’s market capitalization for its outstanding common stock was $501.2 million ($15.26 per share).
The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if it meets or exceeds a Tier I risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. In addition, the Group and the Bank meet the following minimum capital requirements: a Tier I risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a leverage capital ratio of 4%. As shown in Table 7 below and in Note 2 to the consolidated financial statements, the Group and the Bank comfortably exceed these benchmarks due to the high level of capital and the quality and conservative nature of its assets.

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF JUNE 30, 2005, 2004 and 2003
(In thousands, except for per share data)

			Variance
	2005	2004	%	2003
Capital data:
Stockholders’ equity	$341,167	$294,667	15.8%	$201,680

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.65%	11.24%	-5.2%	8.19%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$447,543	$408,007	9.7%	$234,979

Minimum Tier 1 Capital Required	$168,080	$145,209	15.8%	$114,720

Tier 1 Risk-Based Capital Ratio	38.83%	37.98%	2.2%	24.48%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$447,543	$408,007	9.7%	$234,979

Minimum Tier 1 Risk-Based Capital Required	$46,105	$42,966	7.3%	$38,400

Total Risk-Based Capital Ratio	39.39%	38.69%	1.8%	25.00%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$454,038	$415,560	9.3%	$240,010

Minimum Total Risk-Based Capital Required	$92,210	$85,932	7.3%	$76,800

Stock data:
Outstanding common shares, net of treasury (1)	24,904	24,208	35.7%	21,368

Book value (1)	$10.97	$9.36	-11.1%	$7.87

Market Price at end of period	$15.26	$24.61	-38.0%	$21.23

Market capitalization	$501,245	$595,729	-15.9%	$453,660

Common dividend data:
Cash dividends declared	$13,522	$11,425	18.4%	$9,415

Cash dividends declared per share (1)	$0.55	$0.51	7.8%	$0.38

Payout ratio	26.10%	19.22%	35.8%	0.00%

Dividend yield	2.33%	2.19%	6.4%	0.00%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
Fiscal 2005
June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004 (1)	$26.64	$22.76	$0.13

Fiscal 2004 (1)
June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

December 31, 2003	$23.77	$19.87	$0.13

September 30, 2003	$22.30	$19.28	$0.12

Fiscal 2003 (1)
June 30, 2003	$21.77	$17.90	$0.12

March 31, 2003	$17.96	$16.58	$0.12

December 31, 2002	$17.03	$13.12	$0.12

September 30, 2002	$16.69	$13.72	$0.10

(1)	Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

Group’s Financial Assets
The Group’s total financial assets include the Group’s assets and the assets managed by the Group’s trust division, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary. At June 30, 2005, such assets reached $7.2 billion – up 11.8% from $6.4 billion at June 30, 2004. The increase was mainly due to an increase of 14.1% in the Group’s assets owned, when compared to June 30, 2004, and to an increase of 7.9% in the equity value of broker-dealer assets gathered, when compared to June 30, 2004. The Group’s financial assets’ principal component is the assets owned by the Group, of which about 98% are owned by the Group’s banking subsidiary. In fiscal 2004, the Group’s total financial assets reached $6.4 billion, up 12.2% from $5.7 billion at June 30, 2003.
Another component of financial assets are the assets managed by the Group’s trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private pension plans. As of June 30, 2005, total assets managed by the Group’s trust division amounted to $1.823 billion, an increase of 9.1% over the $1.671 billion at June 30, 2004. As of June 30, 2004, total assets managed by the Group’s trust division amounted to $1.671 billion, slightly higher than the $1.670 billion at June 30, 2003.
The other financial asset component is the assets gathered by the Group’s securities broker-dealer subsidiary. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At June 30, 2005, total assets gathered by the broker-dealer from its customer investment accounts increased 7.9%, to $1.135 billion as of June 30, 2005, from $1.052 billion as of June 30, 2004. This increase, as mentioned before, was primarily due to the impact on the assets gathered by the Group’s securities broker-dealer subsidiary of the equity market recovery trend started during the second half of fiscal 2004 and continued throughout fiscal 2005, as well as the development of new business and trust relationships through the year. At June 30, 2004, total assets gathered by the broker-dealer from its customer investment accounts reached $1.052 billion, up 13.9% from $962.9 million at the end of fiscal 2003.
ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS:
The Group maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of possible losses. Refer to details of the methodology in this section for more information. Tables 8 through 12 set forth an analysis of activity in the allowance for loan losses and present selected loan loss statistics. In addition, refer to Table 5 for the composition (“mix”) of the loan portfolio.
At June 30, 2005, the Group’s allowance for loan losses amounted to $6.5 million or 0.71% of total loans versus $7.6 million or 1.01% of total loans at June 30, 2004. Commercial loans allowances increased 30.1% by $397,000 while residential real estate decreased 18.0% or $694,000, when compared with balances recorded at June 30, 2004. The consumer loans allowance decreased by 8.7% or $127,000, when compared to $1.5 million recorded at June 30, 2004.
The provision for loan losses for the year ended June 30, 2005 totaled $3.3 million, a 27.7% decrease from the $4.6 million reported for the year ended June 30, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $745.2 million as of June 30, 2004 to $895.2 million as of June 30, 2005 (a 20.1% increase) and there was an increase in the net credit losses from $2.1 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005 (an increase of 111.7%). The main reason for the decrease in the provision, is that during the year ended June 30, 2004, management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.
The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

TABLE 8 — ALLOWANCE FOR LOAN LOSSES SUMMARY:
Five-Year Period Ended June 30, 2005
(Dollars in thousands)

	2005	2004	2003	2002	2001
Balance at beginning of period	$7,553	$5,031	$3,039	$2,856	$6,837
Provision for loan losses	3,315	4,587	4,190	2,117	2,903
Net credit losses — see Table 10	(4,373)	(2,065)	(2,198)	(1,934)	(6,884)

Balance at end of period	$6,495	$7,553	$5,031	$3,039	$2,856

TABLE 9 — ALLOWANCE FOR LOAN LOSSES BREAKDOWN:
Five-Year Period Ended June 30, 2005
(Dollars in thousands)

	2005	2004	2003	2002	2001
Residential real estate (1)	$3,167	$3,861	$1,749	$1,178	$816
Commercial	1,714	1,317	433	284	419
Consumer	1,335	1,462	1,289	1,486	1,318
Financing leases (2)	—	—	10	73	303
Unallocated allowance	279	913	1,550	18	—

	$6,495	$7,553	$5,031	$3,039	$2,856

Allowance composition:
Residential real estate	48.8%	51.1%	34.8%	38.8%	28.6%
Commercial	26.4%	17.4%	8.6%	9.3%	14.7%
Consumer	20.6%	19.4%	25.6%	48.9%	46.1%
Financing leases (2)	0.0%	0.0%	0.2%	2.4%	10.6%
Unallocated allowance	4.2%	12.1%	30.8%	0.6%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%

Allowance coverage ratio at end of year
Applicable to:
Real estate — mortgage	0.42%	0.59%	0.26%	0.23%	0.20%
Commercial	1.32%	1.61%	0.99%	0.69%	1.62%
Consumer	4.41%	7.84%	6.50%	6.73%	5.80%
Financing leases (2)	0.00%	0.00%	23.81%	24.75%	36.64%

Unallocated allowance to total loans	0.03%	0.10%	0.21%	0.00%	0.00%

Total allowance to total loans	0.71%	1.01%	0.69%	0.52%	0.61%

Other selected data and ratios:
Recoveries to net charge-off’s	14.1%	35.6%	29.0%	31.9%	23.8%

Allowance coverage ratio to:
Non-performing loans	21.1%	24.5%	17.4%	15.1%	16.9%

Non-real estate non-performing loans	139.0%	229.8%	217.3%	256.2%	103.4%

(1)	Includes loans held for sale.

(2)	Discontinued in June 2000.

TABLE 10 — NET CREDIT LOSSES STATISTICS:
Five-Year Period Ended June 30, 2005
(Dollars in thousands)

	2005	2004	2003	2002	2001
Real estate
Charge-offs	$(2,860)	$(378)	$(5)	$(30)	$(77)
Recoveries	—	—	—	—	—

	(2,860)	(378)	(5)	(30)	(77)

Commercial
Charge-offs	(614)	(249)	(24)	—	(222)
Recoveries	118	139	63	42	58

	(496)	(110)	39	42	(164)

Consumer
Charge-offs	(1,619)	(2,563)	(2,928)	(2,389)	(3,289)
Recoveries	602	832	606	566	1,352

	(1,017)	(1,731)	(2,322)	(1,823)	(1,471)

Financing leases (1)
Charge-offs	—	(17)	(138)	(420)	(5,442)
Recoveries	—	171	228	297	736

	—	154	90	(123)	(4,706)

Net credit losses
Total charge-offs	(5,093)	(3,207)	(3,095)	(2,839)	(9,030)
Total recoveries	720	1,142	897	905	2,146

	$(4,373)	$(2,065)	$(2,198)	$(1,934)	$(6,884)

Net credit losses (recoveries) to average loans:
Real estate	0.41%	0.06%	0.00%	0.01%	0.02%

Commercial	0.46%	0.19%	-0.10%	-0.13%	0.72%

Consumer	4.31%	9.70%	11.97%	8.46%	7.54%

Financing leases (1)	0.00%	1100.00%	-50.85%	22.20%	95.90%

Total	0.53%	0.28%	0.33%	0.35%	1.55%

Average loans (2):
Real estate	$699,027	$662,590	$608,189	$495,631	$401,916
Commercial	108,636	57,047	40,477	31,345	22,926
Consumer	23,576	17,853	19,404	21,549	19,517
Financing leases (1)	—	14	177	554	4,907

Total	$831,239	$737,504	$668,070	$549,079	$444,359

(1)	Discontinued in June 2000.

(2)	Includes loans held for sale.
TABLE 11 — NON-PERFORMING ASSETS:
Five-Year Period Ended June 30, 2005
(Dollars in thousands)

	2005	2004	2003	2002	2001
Non-performing assets:
Non-performing loans
Non-accruing loans	$21,859	$23,714	$10,350	$10,196	$6,537
Accruing loans over 90 days past due	8,997	7,224	18,532	9,920	10,366

Total non-performing loans (see Table 12 below)	30,856	30,938	28,882	20,116	16,903
Foreclosed real estate	4,186	888	536	476	847
Repossessed autos and equipment	—	—	—	—	107

Total non-performing assets	$35,042	$31,826	$29,418	$20,592	$17,857

Non-performing assets to total assets	0.82%	0.85%	0.97%	0.83%	0.88%

Interest that could have been recorded in the period (if the loans had not been classified as non-accruing loans)	$2,164	$843	$648	$724	$664

TABLE 12 — NON-PERFORMING LOANS:
Five-Year Period Ended June 30, 2005
(Dollars in thousands)

	2005	2004	2003	2002	2001
Non-performing loans:
Residential real estate	$26,184	$27,651	$26,567	$18,930	$14,140
Commercial, mainly real estate	4,549	2,954	1,798	585	1,535
Consumer	123	333	498	454	588
Financing leases (1)	—	—	19	147	640

Total	$30,856	$30,938	$28,882	$20,116	$16,903

Non-performing loans composition percentages:
Residential real estate	84.9%	89.4%	92.0%	94.1%	83.7%
Commercial, mainly real estate	14.7%	9.6%	6.2%	2.9%	9.1%
Consumer	0.4%	1.1%	1.7%	2.3%	3.5%
Financing leases (1)	0.0%	0.0%	0.1%	0.7%	3.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Non-performing loans to:
Total loans	3.38%	4.12%	3.94%	3.47%	3.63%

Total assets	0.73%	0.83%	0.95%	0.81%	0.83%

Total capital	9.04%	10.50%	14.32%	12.09%	14.89%

(1)	Discontinued in June 2002.
Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance, homogeneous loans that are collectively evaluated for impairment and for loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of residential mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment.
For loans that are not individually graded, the Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories (established by the FDIC Interagency Policy Statement of 1993) used:
1. Pass — loans considered highly collectible due to their repayment history or current status (to be in this category a loan cannot be more than 90 days past due).
2. Special Mention — loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.
3. Substandard — loans inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
4. Doubtful — loans that have all the weaknesses inherent in substandard, with the added characteristic that collection or liquidation in full is highly questionable and improbable.

5. Loss — loans considered uncollectible and of such little value that their continuance as bankable assets is not warranted.
The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes:
1.	Overall historical loss trends; and

2.	Other information, including underwriting standards, economic trends and unusual events.
Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of accounting principles generally accepted in the United States of America (“GAAP”) and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.
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
During fiscal 2005, net credit losses amounted to $4.4 million, a 111.8% increase when compared to $2.01 million reported for fiscal 2004. The increase was primarily due to $2.8 million increment in net credit losses for real estate loans. Total loss recoveries decreased from $1.1 million for fiscal year 2004 to $720,000 for fiscal year 2005. As result, the recoveries to net charge-offs ratio decreased from 35.6% in fiscal 2004 to 14.1% for fiscal 2005.
The Group’s non-performing assets include non-performing loans, foreclosed real estate and other repossessed assets (see Tables 11 and 12 above). At June 30 2005, the Group’s non-performing assets totaled $35.0 million (0.82% of total assets) versus $31.8 million (0.85% of total assets) at June 30, 2004. At June 30, 2003 and 2002, non-performing assets amounted to $29.4 million and $20.6 million, respectively (0.97% and 0.83%, respectively, of total assets). This increase was principally due to foreclosed real estate properties which increased by 371.4% to $4.2 million at June 30, 2005 when compared to $888,000 reported at June 30, 2004.
At June 30, 2005, the allowance for loan losses to non-performing loans coverage ratio was 21.1% (24.4% at June 30, 2004. Excluding the lesser-risk real estate loans, the ratio is much higher, 139.0% (229.8% at June 30, 2004).
Detailed information concerning each of the items that comprise non-performing assets follows:
•	Real estate loans — are placed in non-accrual status when they become 365 days or more past due and are written- down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2005, the Group’s non-performing real estate loans totaled $26.2 million (84.9% of the Group’s non-performing loans, compared to $27.7 million or 89.4% at June 30, 2004, and to $26.6 million or 92.0% at June 30, 2003). Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

•	Commercial business loans — are placed in non-accrual status when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At June 30, 2005, the Group’s non-performing commercial business loans amounted to $4.5 million (14.7% of the Group’s non-performing loans, compared to $3.0 million or 9.6% at June 30, 2004, and $1.8 million or 6.2% at June 30, 2003). Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•	Consumer loans — are placed in non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At June 30, 2005, the Group’s non-performing consumer loans amounted to $123,000 (0.4% of the Group’s total non-performing loans, compared to $333,000 or 1.1% at June 30, 2004, and $498,000 or 1.7% at June 30, 2003).

•	Finance leases — are placed in non-accrual status when they become 90 days past due. There are no non-performing financing leases at June 30, 2005 and 2004. At June 30, 2003, the Group’s non-performing financing leases portfolio amounted to $19,000 (0.1% of the Group’s total non-performing loans and compared to $147,000 or 0.7% at June 30,

2002). The underlying collateral secures these financing leases. As reported, the Group discontinued leasing operations on June 30, 2000.

•	Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less selling costs is charged to operations. Management is actively seeking prospective buyers for these foreclosed real estate properties. Foreclosed real estate balance amounted to $4.2 million at June 30, 2005 and $888,000 at June 30, 2004, $536,000 at June 30, 2003 and $476,000 June 30, 2002.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At June 30, 2005, the aggregate contractual obligations and commercial commitments are:

	Payments Due by Period
	Total	Less than 1 year	2 - 5 years	After 5 years
		(Dollars in thousands)

CONTRACTUAL OBLIGATIONS:

Federal Funds purchased	$12,310	$12,310	$—	$—
Securities sold under agreements to repurchase	2,191,756	2,191,756	—	—
Advances from FHLB	300,000	75,000	225,000	—
Term notes	15,000	—	15,000	—
Subordinated capital notes	72,166	—	—	72,166
Annual rental commitments under noncancelable operating leases	17,264	2,748	8,542	5,974

Total	$2,608,496	$2,281,814	$248,542	$78,140

OTHER COMMERCIAL COMMITMENTS:
Lines of credit	$18,191	$18,191	$—	$—
Commitments to extend credit	38,140	38,140	—	—

Total	$56,331	$56,331	$—	$—

Such commitments will be funded in the normal course of business from the Bank’s principal sources of funds. At June 30, 2005 the Bank had $730.6 million in time deposits and IRA accounts that mature during the following twelve months. The Bank does not anticipate any difficulty in retaining such deposits.
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
Quantitative And Qualitative Disclosures About Market Risk
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset and liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining appropriate levels of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process. It oversees the Group’s sources, uses and pricing of funds.

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
The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group utilizes various derivative instruments for hedging purposes, such as interest rate swap agreements. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
The Group generally uses interest rate swaps and options, in managing its interest rate risk exposure. Certain swaps were executed to convert the forecasted rollover of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties offset to the interest payments to be made on the forecasted rollover of short-term borrowings thus resulting in a net fixed rate cost to the Group.
Also in August 2004, the Group entered into a $35 million notional amount interest rate swap to fix the cost of the subordinate capital notes of the Statutory Trust I. This swap was fixed at a rate of 6.57% and matures on December 18, 2006.
The Group’s swaps (excluding those used to manage exposure to the stock market at June 30, 2005 and 2004 are set forth in the table below:

	(Dollars in thousands)
	2005	2004
Swaps:
Pay fixed swaps notional amount	$885,000	$900,000
Weighted average pay rate – fixed	3.44%	3.47%
Weighted average receive rate – floating	3.27%	1.25%
Maturity in months	4 to 64	3 to 76
Floating rate as a percent of LIBOR	100%	100%
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the stock index. If the index decreases, the depositor receives the principal without any interest. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. Under the term of the swap agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a quarterly fixed interest cost. The changes in fair value of the options purchased, the swap agreements and the options embedded in the certificates of deposit are recorded in earnings.
Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.
During fiscal year 2005, the Group bought put and call option contracts for the purpose of economically hedging $100,000,000 in US Treasury Notes. The objective of the hedges was to protect the fair value of the US Treasury Notes classified as available-for-sale. The net effect of these transactions was to reduce earnings by $719,000. There were no put or call options at June 30, 2005.
On August 31, 2004, September 30, 2004, and March 30, 2005, the Group entered into three agreements to purchase a total $114.9 million of fixed rate mortgage loans from a financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on variable interest rate equal to 150 basis points plus 90 days LIBOR.

Swap has been accounted for in the Group’s consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates loans, without embedded cap. These swaps are considered by management as balance guaranteed swaps because their notional amounts, fixed interest rates and other terms match to those of the outstanding purchased mortgage loans. Since the contracts meet with the sale accounting provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 133 and related interpretations provide that these interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At June 30, 2005, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $106,702,000; the weighted average receive floating rate at fiscal year end was 3.47%; the weighted average pay fixed rate at year end was 6.20%; and the floating rate spread was 150 basis points.
Information pertaining to the notional amounts of the Group’s derivative financial instruments as of June 30, 2005 and 2004 is as follows:

	Notional Amount
	(In thousands)
Type of Contract:	2005	2004
Cash Flows Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreement to repurchase	$850,000	$900,000
Subordinated capital notes	35,000	—
Fair Value Hedging Activities:
Balance guaranteed swap	106,703	—

	$991,703	$900,000

Derivatives Not Designated as Hedge:
Purchased options used to manage exposure to the stock market on stock indexed deposits	$186,010	$227,260
Embedded options on stock indexed deposits	178,478	218,884

	$364,488	$446,144

At June 30, 2005, the contractual maturities of interest rate swaps and equity indexed options, by fiscal year were as follows:

	(In thousands)
		Equity Indexed
		Options
	Cash Flows Hedging	Purchased and	Equity Indexed
Year Ending June 30,	Swaps	Swaps	Options Sold	Total
2006	$325,000	$54,150	$52,369	$431,519
2007	410,000	58,490	55,306	523,796
2008	—	35,860	34,010	69,870
2009	—	27,760	27,218	54,978
2010	—	9,750	9,575	19,325
2011	150,000	—	—	150,000

	$885,000	$186,010	$178,478	$1,249,488

Gains (losses) credited to earnings and reflected as “Derivatives” in the consolidated statement of income during fiscal years 2005, 2004 and 2003 amounted to ($2.8) million, $11,000 and ($4.0) million, respectively. Unrealized loss of $6.4 million and unrealized gain of $11.1 million, on derivatives designated as cash flow hedges were included in other comprehensive income for fiscal 2005 and 2004, respectively. Ineffectiveness of $1.1 million was credited to earnings during fiscal year 2005. No ineffectiveness was charged to earnings during fiscal year 2004.

At June 30, 2005 and 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: (i)the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, fix the cost of short-term borrowings, and hedge the mortgage loans purchased, represented a liability of $14.9 million and $13.8 million, respectively, in accrued expenses and other liabilities; (ii) the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $19.0 million and $16.5 million, respectively; and (iii) the options sold to customers embedded in the certificates of deposit represented a liability of $18.2 million and $16.2 million, respectively, recorded in deposits.
The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rate affecting interest-sensitive assets and liabilities. Both hypothetical rate scenarios consider a gradual change of 200 basis points during the twelve-month period. The decreasing rate scenario has a floor of 1%. This floor causes liabilities (already around 1%) to have little cost reduction, while the assets do have a decrease in yields, causing a small loss in certain declining rate simulations. If (1) the rates in effect at year-end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 basis points or minus 50 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

Change in	Expected	Amount	Percent
Interest rate	NII (1)	Change	Change
June 30,2005:
Base Scenario
Flat	$78,855	$—	0.00%

+ 200 Basis points	$50,236	$(28,619)	-36.29%

- 50 Basis points	$84,867	$6,012	7.62%

June 30, 2004:
Base Scenario
Flat	$133,430	$—	0.00%

+ 200 Basis points	$123,552	$(9,878)	-7.40%

- 50 Basis points	$132,876	$(554)	-0.42%

(1)	The NII figures exclude the effect of the amortization of loan fees.
NII was increased with the savings of not booking additional expensive swaps. The savings was offset by the effect of a flat curve; higher funding cost with lower asset yields. The Group recognizes that the risk to rate sensitivity is high. Market changed and opened a window to buy swaps. We bought $325 million of 5 year swaps in September of 2005 fixing our liabilities cost. This transaction will decrease substantially the sensitivity to a level close to the limits set in our policy of 15% (versus current sensitivity of -36.29% at closing).
As a long term strategy to lower the interest risk, the Group will also: (1) Open 10 branches that will provide increases in core deposits; (2) Change the mix of assets of 80% investments and 20% in loans to 60% and 40%, respectively. The loan increase will be mostly on Commercial floating rate loans; and (3) Liabilities will be extended.
Liquidity Risk Management
The objective of the Group’s asset and liability management function is to maintain consistent growth in net interest income within the Group’s policy limits. This objective is accomplished through management of the Group’s balance sheet composition, liquidity, and interest rate risk exposure arising from changing economic conditions, interest rates and customer preferences.
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of June 30, 2005, the Group had approximately $1.1 billion in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 10.7% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2005, the Group has an additional borrowing capacity with the FHLB of $26.8 million.
In addition, the Bank utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC.
As of June 30, 2005, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $55.0 million (no borrowings were made during the year ended June 30, 2005 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitment to make loans and investments and its ability to generate funds.
The Group’s investment portfolio as of June 30, 2005 had an effective duration of 2.33 years. This duration is actively managed in order to maintain an efficient liquidity ratio.
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
On August 1, 2005 the Puerto Rico Legislature approved the Law No. 41 “Law of the Educational Future of the Puerto Rican Children”. This law imposes an additional tax of 2.5 % on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994.
This law will be effective for tax years beginning after December 31, 2004 and finish on or before December 31, 2006. Also the effectiveness of this law is subject to the final approval of the Joint Resolution of the Legislature Number 445, concerning the General Budget for the 2005-2006 fiscal year.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. In 2004, Puerto Rico enacted a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commenced on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commenced on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
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
•	Allowance for Loan Losses. The Group assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Group’s loan portfolio. The Group’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Based on current and expected economic conditions, the expected level on net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Any significant changes in these considerations would have an impact on the allowance for loan losses. See Financial Condition – Allowance for Loan Losses and Non-Performing Assets and Note 1 to the consolidated financial statements – Summary of Significant Accounting Policies for a detailed description of the Group’s estimation process and methodology related to the allowance for loan losses.

•	Income Taxes. In preparing the consolidated financial statements, management of the Group is required to estimate income taxes. This involves an estimation of current tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record or adjust valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income.

•	Financial Instruments. Certain financial instruments including derivatives, hedged items and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time valued and yield curve or volatility factors underlying the positions. See Note 1 to the consolidated financial statements – Summary of Significant Accounting Policies for a detailed description of the Group’s estimation process and methodology related to the financial instruments.
New Accounting Developments
FASB Statement No. 123 (R)- Accounting for Stock-Based Compensation
On December 16, 2004 the Financial Accounting Standard Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Group will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Required adoption date of Statement 123(R) for a public company with year-end of June 30, is on July 1, 2005.
At June 30, 2005, the Group had three stock-based employee compensation plans, which are described more fully in Note 1. At present, the Group accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted during previous fiscal periods under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Please refer to the Table included in Note 1 to the consolidated financial statement for an illustration of the effect on net income and earnings per share if the Group had applied the fair value recognition provisions.
On June 30, 2005, the Compensation Committee of Group’s Board of Directors approved the acceleration of the vesting of all unvested options to purchase shares of common stock of OFG that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of Statement 123(R). The future expense to be avoided as a result of the acceleration of the vesting of these options amounts to approximately $3.4 million on a pre-tax basis over the course of the original vesting period, of which $1.5 million occurs in the first fiscal year ending June 30, 2006, $0.8 million in the second fiscal year, $0.5 million in the third fiscal year, $0.3 million in each of the subsequent two fiscal years, and $65,000 in the sixth year fiscal year.
SFAS No. 153 “Exchanges of Nonmonetary Assets”
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred. b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.
SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Management believes that the adoption of this statement will not have a material effect on the Group’s consolidated financial statements.

TABLE 13 — SELECTED QUARTERLY FINANCIAL DATA:
FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(dollars in thousands)

	September 30,	December 31,	March 31,	June 30,	YTD
FISCAL 2005
Interest income	$44,947	$47,917	$47,572	$48,876	$189,312
Interest expense	(21,294)	(24,855)	(27,162)	(29,588)	(102,899)

Net interest income	23,653	23,062	20,410	19,288	86,413
Provision for loan losses	(700)	(1,105)	(660)	(850)	(3,315)

Net interest income after provision for loan losses	22,953	21,957	19,750	18,438	83,098
Non-interest income	10,404	11,943	6,101	6,437	34,885
Non-interest expenses	(15,183)	(15,508)	(15,472)	(16,857)	(63,020)

Income before taxes	18,174	18,392	10,379	8,018	54,963
Income tax (expense) benefit	(768)	123	2,671	(377)	1,649

Net income	17,406	18,515	13,050	7,641	56,612
Less: Dividends on preferred stock	(1,200)	(1,200)	(1,200)	(1,202)	(4,802)

Net income available to common shareholders	$16,206	$17,315	$11,850	$6,439	$51,810

Per share data (1):
Basic	$0.67	$0.70	$0.48	$0.26	$2.11

Diluted	$0.64	$0.68	$0.46	$0.26	$2.05

Average common shares outstanding	24,262	24,552	24,628	24,847	24,571

Average potential common share-options	1,195	1,059	1,001	357	687

Average shares and shares equivalents	25,457	25,611	25,629	25,204	25,258

Selected Financial Ratios:
Return on average assets (ROA)	1.84%	1.78%	1.25%	1.99%	1.39%

Return on average equity (ROE)	27.60%	27.26%	17.67%	32.33%	20.15%

Efficiency ratio	48.42%	47.88%	57.97%	47.70%	54.01%

Expense ratio	0.83%	0.62%	0.91%	0.79%	0.83%

Interest rate spread	2.46%	2.11%	1.82%	1.68%	2.00%

FISCAL 2004
Interest income	$37,365	$42,085	$42,447	$42,488	$164,385
Interest expense	(18,467)	(19,139)	(19,691)	(19,877)	(77,174)

Net interest income	18,898	22,946	22,756	22,611	87,211
Provision for loan losses	1,340	1,014	1,050	1,183	4,587

Net interest income after provision for loan losses	17,558	21,932	21,706	21,428	82,624
Non-interest income	12,942	9,357	11,199	12,536	46,034
Non-interest expenses	15,381	14,603	14,997	14,451	59,432

Income before taxes	15,119	16,686	17,908	19,513	69,226
Income tax expense	(1,560)	(998)	(1,585)	(1,434)	(5,577)

Net income	13,559	15,688	16,323	18,079	63,649
Less: Dividends on preferred stock	(597)	(1,200)	(1,200)	(1,201)	(4,198)

Net income available to common shareholders	$12,962	$14,488	$15,123	$16,878	$59,451

Per share data (1):
Basic	$0.61	$0.67	$0.68	$0.70	$2.65

Diluted	$0.56	$0.63	$0.64	$0.66	$2.49

Average common shares outstanding	21,394	21,685	22,318	24,181	22,394
Average potential common share-options	1,590	1,433	1,444	1,310	1,451

Average shares and shares equivalents	22,984	23,118	23,762	25,491	23,845

Selected Financial Ratios:
Return on average assets (ROA)	1.74%	1.95%	1.93%	1.99%	1.91%

Return on average equity (ROE)	30.34%	41.28%	36.35%	32.33%	34.64%

Efficiency ratio	55.09%	47.60%	48.53%	47.70%	49.63%

Expense ratio	0.88%	0.89%	0.85%	0.79%	0.85%

Interest rate spread	2.56%	2.85%	2.68%	2.48%	2.64%

TABLE 13 — SELECTED QUARTERLY FINANCIAL DATA:
FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(dollars in thousands)

	September 30,	December 31,	March 31,	June 30,	YTD
FISCAL 2003
Interest income	$37,714	$37,851	$39,121	$37,060	$151,746
Interest expense	19,548	19,414	19,420	18,953	77,335

Net interest income	18,166	18,437	19,701	18,107	74,411
Provision for loan losses	840	1,100	850	1,400	4,190

Net interest income after provision for loan losses	17,326	17,337	18,851	16,707	70,221
Non-interest income	7,567	8,592	8,622	14,258	39,039
Non-interest expenses	(12,836)	(12,471)	(13,770)	(14,579)	(53,656)

Income before taxes	12,057	13,458	13,703	16,386	55,604
Income tax expense	(483)	(943)	(697)	(2,161)	(4,284)

Net income	11,574	12,515	13,006	14,225	51,320
Less: Dividends on preferred stock	(597)	(597)	(597)	(596)	(2,387)

Net income available to common shareholders	$10,977	$11,918	$12,409	$13,629	$48,933

Per share data (1):
Basic	$0.53	$0.57	$0.59	$0.64	$2.32

Diluted	$0.49	$0.53	$0.55	$0.59	$2.15

Average common shares outstanding	20,839	21,005	21,055	21,244	21,049
Average potential common share-options	1,712	1,659	1,698	1,662	1,683

Average shares and shares equivalents	22,551	22,664	22,753	22,906	22,732

Selected Financial Ratios:
Return on average assets (ROA)	1.84%	1.87%	1.82%	1.99%	1.88%

Return on average equity (ROE)	31.10%	31.25%	30.45%	32.06%	31.33%

Efficiency ratio	52.47%	48.76%	51.54%	55.22%	51.35%

Expense ratio	1.14%	0.82%	1.03%	0.99%	0.99%

Interest rate spread	3.08%	2.97%	2.93%	2.65%	2.91%

(1)	Adjusted for stock dividends and stock splits effected in the form of dividend.