Form 10-Q
period 2005-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2005-11-09
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
24,582,197 common shares ($1.00 par value per share)
outstanding as of October 31, 2005

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

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2005 AND JUNE 30, 2005
(In thousands, except share data)

	September 30,	June 30,
	2005	2005
ASSETS

Cash and due from banks	$15,930	$14,892

Investments:
Time deposits with other banks	60,000	30,000
Money market investments	10,387	9,791

Short term investments	70,387	39,791

Trading securities, at fair value with amortized cost of $185 (June 30, 2005 — $259)	188	265

Investment securities available-for-sale, at fair value with amortized cost of $1,034,663 (June 30, 2005 — $1,036,153):
Securities pledged that can be repledged	414,557	409,556
Other investment securities	602,798	620,164

Total investment securities available-for-sale	1,017,355	1,029,720

Investment securities held-to-maturity, at amortized cost with fair value of $2,239,607 (June 30, 2005 — $2,142,708):
Securities pledged that can be repledged	1,770,326	1,802,596
Other investment securities	490,829	332,150

Total investment securities held-to-maturity	2,261,155	2,134,746

Federal Home Loan Bank (FHLB) stock, at cost	27,058	27,058

Total investments	3,376,143	3,231,580

Securities sold but not yet delivered	707	1,034

Loans:
Mortgage loans held-for-sale, at lower of cost or market	19,572	17,963
Loans receivable, net of allowance for loan losses of $6,837 (June 30, 2005 - $6,495)	882,152	889,428

Total loans, net	901,724	907,391

Accrued interest receivable	26,178	23,735
Premises and equipment, net	15,471	15,269
Deferred tax asset, net	6,980	6,191
Foreclosed real estate	4,521	4,186
Other assets	47,392	46,374

Total assets	$4,395,046	$4,250,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$145,950	$152,165
Savings accounts	86,258	93,925
Certificates of deposit	1,072,564	1,006,807

Total deposits	1,304,772	1,252,897

Borrowings:
Federal Funds purchased	11,641	12,310
Securities sold under agreements to repurchase	2,208,847	2,191,756
Advances from FHLB	300,000	300,000
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	2,607,654	2,591,232

Securities and loans purchased but not yet received	100,000	22,772
Accrued expenses and other liabilities	38,443	42,584

Total liabilities	4,050,869	3,909,485

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,321,372 shares issued (June 30, 2005 — 25,103,636 shares)	25,321	25,104
Additional paid-in capital	188,525	187,301
Legal surplus	34,916	33,893
Retained earnings	71,348	68,620
Treasury stock, at cost 545,000 (June 30, 2005 — 228,000 shares)	(8,031)	(3,368)
Accumulated other comprehensive loss, net of tax benefit of $1,055 (June 30, 2004 — $311)	(35,902)	(38,383)

Total stockholders’ equity	344,177	341,167

Total liabilities and stockholders’ equity	$4,395,046	$4,250,652

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands, except per share data)

	2005	2004
Interest income:
Loans	$15,218	$13,289
Mortgage-backed securities	21,655	28,469
Investment securities	13,265	3,123
Short term investments	675	66

Total interest income	50,813	44,947

Interest expense:
Deposits	9,589	6,518
Securities sold under agreements to repurchase	20,132	11,808
Advances from FHLB, term notes and other borrowings	2,551	2,051
Subordinated capital notes	1,213	917

Total interest expense	33,485	21,294

Net interest income	17,328	23,653
Provision for loan losses	951	700

Net interest income after provision for loan losses	16,377	22,953

Non-interest income (expense):
Commissions and fees from brokerage, investment banking, insurance and fiduciary activities	3,924	3,697
Banking service revenues	2,219	1,951
Net gain (loss) on sale and valuation of:
Mortgage banking activities	1,068	2,057
Securities available-for-sale	341	3,245
Derivatives	(50)	(570)
Trading securities	4	(2)
Other	319	26

Total non-interest income, net	7,825	10,404

Non-interest expenses:
Compensation and employees’ benefits	6,260	6,768
Occupancy and equipment	2,976	2,501
Advertising and business promotion	1,350	1,341
Professional and service fees	1,693	1,674
Communication	413	451
Loan servicing expenses	446	449
Taxes, other than payroll and income taxes	597	450
Electronic banking charges	388	490
Printing, postage, stationery and supplies	259	248
Insurance, including deposit insurance	185	198
Other	823	613

Total non-interest expenses	15,390	15,183

Income before income taxes	8,812	18,174
Income tax expense	(391)	(768)

Net income	8,421	17,406
Less: Dividends on preferred stock	(1,200)	(1,200)

Net income available to common shareholders	$7,221	$16,206

Income per common share:
Basic	$0.29	$0.67

Diluted	$0.29	$0.64

Average common shares outstanding	24,926	24,262
Average potential common share-options	214	1,195

	25,140	25,457

Cash dividends per share of common stock	$0.14	$0.13

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
 (In thousands)

CHANGES IN STOCKHOLDERS’ EQUITY:	2005	2004
Preferred stock:
Balance at beginning of period	$68,000	$68,000

Balance at end of period	68,000	68,000

Common stock:
Balance at beginning of period	25,104	22,253
Stock options exercised	217	250

Balance at end of period	25,321	22,503

Additional paid-in capital:
Balance at beginning of period	187,301	125,206
Stock options exercised	1,224	1,915

Balance at end of period	188,525	127,121

Legal surplus:
Balance at beginning of period	33,893	27,425
Transfer from retained earnings	1,023	1,881

Balance at end of period	34,916	29,306

Retained earnings:
Balance at beginning of period	68,620	101,723
Net income	8,421	17,406
Cash dividends declared on common stock	(3,470)	(3,118)
Cash dividends declared on preferred stock	(1,200)	(1,200)
Transfer to legal surplus	(1,023)	(1,881)

Balance at end of period	71,348	112,930

Treasury stock:
Balance at beginning of period	(3,368)	(4,578)
Stock purchased	(4,679)	—
Stock used to match defined contribution plan 1165(e)	16	96

Balance at end of period	(8,031)	(4,482)

Accumulated other comprehensive loss, net of deferred tax:
Balance at beginning of period	(38,383)	(45,362)
Other comprehensive income, net of tax	2,481	4,848

Balance at end of period	(35,902)	(40,514)

Total stockholders’ equity	$344,177	$314,864

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

COMPREHENSIVE INCOME	2005	2004
Net income	$8,421	$17,406

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale arising during the period	$(8,978)	$20,772
Realized gains on investment securities available-for-sale included in net income	(341)	(3,245)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	11,225	(16,886)
Realized (gain) loss on derivatives designated as cash flow hedges included in net income	(169)	4,403
Income tax effect related to unrealized (gain) loss on securities available-for-sale	744	(196)

Other comprehensive income for the period	2,481	4,848

Comprehensive income	$10,902	$22,254

See notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net income	$8,421	$17,406

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	(438)	(915)
Amortization of premiums, net of accretion of discounts on investment securities, net	2,692	2,542
Depreciation and amortization of premises and equipment	1,595	1,347
Deferred income tax benefit	(46)	(24)
Equity in earnings of investment in limited liability partnership	(219)	—
Stock options expense	6	—
Provision for loan losses	951	700
Loss (gain) on:
Sale of securities available-for-sale	(341)	(3,245)
Mortgage banking activities	(1,068)	(2,057)
Derivatives	50	570
Originations of loans held-for-sale	(48,094)	(26,346)
Proceeds from sale of loans held-for-sale	8,125	11,143
Net decrease (increase) in:
Trading securities	77	520
Accrued interest receivable	(2,443)	56
Other assets	1,882	(58)
Net increase in:
Accrued interest on deposits and borrowings	7,941	3,934
Other liabilities	1,480	1,844

Total adjustments	(27,850)	(9,989)

Net cash provided by (used in) operating activities	(19,429)	7,417

Cash flows from investing activities:
Net increase in time deposits with other banks	(30,000)	—
Purchases of:
Investment securities available-for-sale	(112,238)	(679,028)
Investment securities held-to-maturity	(100,000)	(25,395)
Purchases of equity options	(163)	(475)
Maturities and redemptions of:
Investment securities available-for-sale	23,228	57,525
Investment securities held-to-maturity	117,248	49,559
Proceeds from sales of:
Investment securities available-for-sale	65,215	522,394
Foreclosed real estate	816	390
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(62,930)	(125,944)
Principal repayment of loans	67,994	44,622
Additions to premises and equipment	(1,798)	(669)

Net cash used in investing activities	(32,628)	(157,021)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	45,179	15,139
Securities sold under agreements to repurchase	17,091	205,475
Federal funds purchased	(669)	—
Proceeds from:
Advances from FHLB	590,501	28,500
Exercise of stock options, net	1,441	2,165
Repayments of advances from FHLB	(590,501)	(28,500)
Common stock purchased	(4,662)	—
Dividends paid	(4,689)	(4,283)

Net cash provided by financing activities	53,691	218,496

Net change in cash and cash equivalents	1,634	68,892
Cash and cash equivalents at beginning of period	24,683	17,031

Cash and cash equivalents at end of period	$26,317	$85,923

Cash and cash equivalents include:
Cash and due from banks	$15,930	$11,321
Money market investments	10,387	74,602

	$26,317	$85,923

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$25,544	$17,360

Income taxes paid	$554	$—

Mortgage loans securitized into mortgage-backed securities	$37,564	$15,238

Investment securities available-for-sale transferred to held-to-maturity	$—	$60,460

Accrued dividend payable	$3,469	$3,116

Other comprehensive income for the period	$2,481	$4,848

Securities sold but not yet delivered	$707	$23,369

Securities and loans purchased but not yet received	$100,000	$53,300

Transfer from loans to foreclosed real estate	$1,035	$481

See notes to consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with accounting principles generally accepted in the United States of America (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements include all adjustments necessary, to present fairly the consolidated financial condition as of September 30, 2005 and June 30, 2005, and the results of operations for the three-month periods ended September 30, 2005 and 2004, and the cash flows for the three-month periods ended September 30, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of June 30, 2005 has been derived from the Group’s audited consolidated financial statements. The results of operations and cash flows for the three-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended June 30, 2005, included in the Group’s Annual Report on Form 10-K.
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
The Bank operates twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits through the Savings Association Insurance Fund (SAIF), up to $100,000 per depositor. The Bank has two international banking entities (each an “IBE”): O.B.T. International Bank, which is a unit of the Bank, and Oriental International Bank Inc., which is a subsidiary of the Bank. Both IBE’s were organized pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”). The Group transferred as of January 1, 2004 substantially all of the assets and liabilities of O.B.T. International Bank to Oriental International Bank Inc. The IBE’s offer the Bank certain Puerto Rico tax advantages and their services are limited under Puerto Rico law to persons and assets located outside of Puerto Rico.
Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
Significant Accounting Policies
•	Use of Estimates in the Preparation of Financial Statements

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

•	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Group and it wholly owned Subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

•	Significant Group Concentrations of Credit Risk

Most of the Group’s business activities are with customers located in Puerto Rico. Note 2 discusses the types of securities in which the Group invests. Note 3 discusses the types of lending activities in which the Group is engaged. The Group does not have any significant concentrations with any one industry or customer.

•	Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, the Group considers as cash equivalents all money market instruments that are not pledged with maturities of three months or less at the date of acquisition.

•	Earnings per Common Share

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

•	Securities Purchased / Sold Under Agreements to Resell / Repurchase

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

•	Investment Securities

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

The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the debtors repayment ability on its bond obligations and its cash and capital generation ability.

•	Derivative Financial Instruments

As part of the Group’s asset and liability management, the Group uses interest-rate contracts, which include interest-rate swaps to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

The Group follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (refer to Note 8), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

•	Off-Balance Sheet Instruments

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

•	Mortgage Banking Activities and Loans Held-For-Sale

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

Servicing rights on mortgage loans originated and held by the Group are sold to another financial institution. The gain on the sale of these rights is amortized over the expected life of the loans are sold, at which time the unamortized deferred gain is taken into income.

•	Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using a method that approximates the interest method. Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest, except for well-collateralized residential real estate loans for which recognition is discontinued when they become 365 days or more past due and are written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

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

For loans that are not individually graded, the Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories: pass, special mention, substandard, doubtful and loss.

The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the overall historical loss trends and other information including underwriting standards, economic trends and unusual events such as hurricanes.

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

•	Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Long-lived assets and identifiable intangibles, except for financial instruments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate is made of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized if the fair value is less than the carrying amount of the related asset. Otherwise, an impairment loss is not recognized. There were no such impairment losses for the three-month periods ended September 30, 2005 and 2004.

•	Foreclosed Real Estate

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

•	Investment in limited partnerships

Investment in limited partnership is accounted for in accordance to the provisions of EITF D-46, “Accounting for Limited Partnership Investment,” which requires the application of the equity method to investments in limited partnerships, pursuant to paragraph 8 of AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,”. The statement requires the use of the equity method unless the investor’s interest is “so minor that the limited partner may have virtually no influence over partnership operating and financial policies.”

•	Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of September 30, 2005 and June 30, 2005, the Group had no recorded valuation allowances related to its net deferred tax assets.

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

On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 “Act for the Educational Future of the Puerto Rican Children.” This law imposes an additional tax of 2.5% on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994. The law will be effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. Although the effectiveness of this law is subject to the final approval of the Legislature’s Joint Resolution Number 445, concerning the General Budget of the 2005-2006 fiscal year, which Joint Resolution was vetoed by the Governor, the Puerto Rico Treasury Department has taken the position that the law is in effect.

On October 20, 2005, the Puerto Rico Legislature approved a new tax bill. This bill imposes an additional tax of 1% on the net taxable income of banks. This bill will be applicable to all corporations mentioned or covered under the Act No. 55 of May 12, 1933, known as “The Banking Law of Puerto Rico,” as amended. The additional funds expected to be obtained from this tax will be assigned to the Department of Education of Puerto Rico. The additional tax, if it is finally approved by the Governor of Puerto Rico, will be effective for the tax years commencing after June 30, 2005 and ending on or before December 31, 2006.

•	Stock Option Plans

At September 30, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued Statement 123(R) — Accounting for Stock-Based Compensation, requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The statement became effective in the first interim or annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. On June 30, 2005, the Compensation Committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of FASB Statement No. 123(R). Effective July 1, 2005, the Group adopted FASB Statement No. 123 (R) — Accounting for Stock-Based Compensation.

During the quarter ended September 30, 2005, the Group granted options for the purchase of 50,000 of its common stock to two executive officers. The Group recognized $5,986 in stock option compensation expense for the quarter ended September 30, 2005, under the provisions of Statement 123(R) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The weighted average assumptions used for the valuation of the grants issued during the three-month period ended September 30, 2005 were:

• Expected dividend yield	2.33%
• Expected volatility	42.35%
• Risk-free interest rate	3.98%
• Expected employee turnover	2.85%
• Expected life of options	5.35
• Weighted average fair value of options granted (per option)	$5.51
The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.

Prior to the adoption of FASB No. 123 (R), the Group accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as described in the preceding paragraphs. Compensation expense was generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected in net income for the fiscal periods ended before July 1, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. These plans are described more fully in Note 9.
New Accounting Pronouncements
•	SFAS No. 153 “Exchanges of Nonmonetary Assets”

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

•	SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3

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
Change of Fiscal Year-End
On August 30, 2005, the Group’s Board of Directors (the “Board) approved and amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period will be from July 1, 2005 to December 31, 2005.
NOTE 2 — INVESTMENT SECURITIES:
Short Term Investments
At September 30, 2005 and June 30, 2005, the Group’s short term investments were comprised of money market instruments in the aggregate amount of $10,387,000 and $9,791,000, respectively.
Trading Securities
A summary of trading securities owned by the Group at September 30, 2005 and June 30, 2005 is as follows:

	(In thousands)
	September 30,	June 30,
	2005	2005
P.R. Government and agency obligations	$97	$144
Mortgage-backed securities	58	32
Other equity securities	14	89
U.S. Treasury securities	19	—

Total trading securities	$188	$265

As of September 30, 2005, the Group’s trading portfolio weighted average yield was 4.56% (June 30, 2005 — 4.14%).

Investment securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2005 and June 30, 2005, were as follows:

	September 30, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$174,831	$—	$4,954	$169,877	3.63%
Puerto Rico Government and agency obligations	45,763	1,270	138	46,895	5.89%
Corporate bonds and other	94,080	4	2,653	91,431	4.80%

Total investment securities	314,674	1,274	7,745	308,203

FNMA and FHLMC certificates	514,914	—	7,891	507,023	4.47%
GNMA certificates	36,174	482	257	36,399	5.69%
Collateralized mortgage obligations (CMO’s)	168,901	154	3,325	165,730	4.40%

Total mortgage-backed-securities and CMO’s	719,989	636	11,473	709,152

Total securities available-for-sale	$1,034,663	$1,910	$19,218	$1,017,355	4.41%

Held-to-maturity
US Treasury securities	1,056,801	—	17,316	1,039,485	3.98%
Puerto Rico Government and agency obligations	62,094	23	1,975	60,142	5.44%

Total investment securities	1,118,895	23	19,291	1,099,627

FNMA and FHLMC certificates	861,937	4,721	7,203	859,455	5.31%
GNMA certificates	230,076	1,954	969	231,061	5.58%
Collateralized mortgage obligations	50,247	—	783	49,464	4.84%

Total mortgage-backed-securities and CMO’s	1,142,260	6,675	8,955	1,139,980

Total securities held-to-maturity	2,261,155	6,698	28,246	2,239,607	4.07%

Total	$3,295,818	$8,608	$47,464	$3,256,962	4.76%

	June 30, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$174,823	$—	$1,807	$173,016	3.47%
Puerto Rico Government and agency obligations	45,744	1,138	152	46,730	5.78%
Corporate bonds and other	69,028	4	3,098	65,934	4.45%

Total investment securities	289,595	1,142	5,057	285,680

FNMA and FHLMC certificates	549,936	477	1,880	548,533	4.48%
GNMA certificates	13,959	306	36	14,229	5.65%
Collateralized mortgage obligations (CMO’s)	182,663	410	1,795	181,278	4.61%

Total mortgage-backed-securities and CMO’s	746,558	1,193	3,711	744,040

Total securities available-for-sale	$1,036,153	$2,335	$8,768	$1,029,720	4.40%

Held-to-maturity
US Treasury securities	856,964	968	7,250	850,682	3.76%
Puerto Rico Government and agency obligations	62,094	10	1,664	60,440	5.33%

Total investment securities	919,058	978	8,914	911,122

FNMA and FHLMC certificates	914,174	14,226	2,184	926,216	5.11%
GNMA certificates	250,189	4,520	473	254,236	5.33%
Collateralized mortgage obligations	51,325	181	372	51,134	4.49%

Total mortgage-backed-securities and CMO’s	1,215,688	18,927	3,029	1,231,586

Total securities held-to-maturity	2,134,746	19,905	11,943	2,142,708	4.59%

Total	$3,170,899	$22,240	$20,711	$3,172,428	4.53%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2005, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities
Due within one year	$5,000	$5,038	$70,125	$69,202
Due after 1 to 5 years	275,284	268,041	637,112	625,818
Due after 5 to 10 years	1,891	1,952	249,720	245,490
Due after 10 years	32,499	33,172	161,938	159,117

	314,674	308,203	1,118,895	1,099,627

Mortgage-backed securities
Due after 1 to 5 years	634	670	—	—
Due after 5 to 10 years	11,994	11,685	—	—
Due after 10 years	707,361	696,797	1,142,260	1,139,980

	719,989	709,152	1,142,260	1,139,980

	$1,034,663	$1,017,355	$2,261,155	$2,239,607

Proceeds from the sale of investment securities available-for-sale during the three-month period ended September 30, 2005 totaled $65,215,000 (2004 — $522,394,000). Gross realized gains on those sales during the three-month period ended September 30, 2005 were $341,000. Gross realized gains and losses on those sales during the three-month period ended September 30, 2004 were $5,175,000 and $1,930,000, respectively.
During the fiscal year ended June 30, 2005 the Group’s management reclassified, at fair value, $565,191,000 of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. No reclassifications were made during the three-month period ended September 30, 2005. The unrealized loss on those securities transferred to held-to-maturity category during fiscal 2005 amounted to $22.7 million at September 30, 2005, and is included as part of the accumulated other comprehensive loss in the consolidated statements of financial condition. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005.

September 30, 2005
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$174,831	$4,954	$169,877
Puerto Rico Government and agency obligations	4,117	138	3,979
Mortgage-backed-securities	542,047	7,509	534,538
Other debt securities	92,044	2,653	89,391

	813,039	15,254	797,785

	12 months or more
Mortgage-backed-securities	138,604	3,964	134,640

	138,604	3,964	134,640

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	174,831	4,954	169,877
Puerto Rico Government and agency obligations	4,117	138	3,979
Mortgage-backed-securities	680,651	11,473	669,178
Other debt securities	92,044	2,653	89,391

	$951,643	$19,218	$932,425

Held-to-maturity
(In thousands)

		Less than 12 months
	Book	Unrealized	Market
	Value	Loss	Value
US Treasury securities	$1,011,676	$16,735	$994,941
Mortgage-backed-securities	448,994	5,758	443,236

	1,460,670	22,493	1,438,177

		12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	45,125	581	44,544
Puerto Rico Government and agency obligations	52,129	1,975	50,154
Mortgage-backed-securities	114,000	3,197	110,803

	211,254	5,753	205,501

		Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	1,056,801	17,316	1,039,485
Puerto Rico Government and agency obligations	52,129	1,975	54,104
Mortgage-backed-securities	562,994	8,955	571,949

	$1,671,924	$28,246	$1,665,538

June 30, 2005
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$174,823	$1,807	$173,016
Puerto Rico Government and agency obligations	14,381	152	14,229
Mortgage-backed-securities and CMO’s	426,657	1,626	425,031
Other debt securities	66,993	3,098	63,895

	682,854	6,683	676,171

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Mortgage-backed-securities and CMO’s	139,387	2,085	137,302

	139,387	2,085	137,302

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	174,823	1,807	173,016
Puerto Rico Government and agency obligations	14,381	152	14,229
Mortgage-backed-securities and CMO’s	566,044	3,711	562,333
Other debt securities	66,993	3,098	63,895

	$822,241	$8,768	$813,473

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	$702,535	$7,250	$695,285
Mortgage-backed-securities and CMO’s	183,997	1,209	182,788

	886,532	8,459	878,073

	12 months or more
	Amortized	Unrealized	Market
	Cost	Loss	Value
Puerto Rico Government and agency obligations	52,130	1,664	50,465
Mortgage-backed-securities and CMO’s	121,351	1,820	119,532

	173,481	3,484	169,997

	Total
	Amortized	Unrealized	Market
	Cost	Loss	Value
US Treasury securities	702,535	(7,250)	695,285
Puerto Rico Government and agency obligations	52,130	(1,664)	50,465
Mortgage-backed-securities and CMO’s	305,348	(3,029)	302,320

	$1,060,013	$(11,943)	$1,048,070

Securities in an unrealized loss position at September 30, 2005 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at September 30, 2005 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability and intent to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2005 and June 30, 2005 was as follows:

	(In thousands)
	September 30, 2005	June 30, 2005

Residential mortgage loans	$686,582	$692,259
Home equity loans and secured personal loans	48,593	52,076
Commercial loans, mainly secured by real estate	131,165	129,965
Consumer loans	31,246	30,027

Loans receivable, gross	897,586	904,327
Less: deferred loan fees, net	(8,597)	(8,404)

Loans receivable	888,989	895,923
Allowance for loan losses	(6,837)	(6,495)

Loans receivable, net	882,152	889,428
Mortgage loans held-for-sale	19,572	17,963

Total loans, net	$901,724	$907,391

On August 31, 2004, September 30, 2004, and March 30, 2005, the Group entered into three agreements to purchase a total $114.9 million of fixed rate mortgage loans from a financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on variable interest rate equal to 150 basis points plus 90 day LIBOR (4.07% at September 30, 2005). Swaps have been accounted for in the Group’s consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates. These swaps are considered by management as balance guaranteed swaps because their notional amounts, fixed interest rates and other terms match to those of the outstanding purchased mortgage loans. Since the contracts meet the sale accounting provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 133 and related interpretations provide that the interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At September 30, 2005, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $102,320,000 ($106,702,000 at June 30, 2005); the weighted average floating rate received at September 30, 2005 was 5.57% (3.47% — June 30, 2005); the weighted average pay fixed rate was 6.50% (6.20% — June 30, 2005); and the floating rate spread was 150 basis points.
Also on February 11, 2005 and June 30, 2005, the Group entered into separate agreements with a public instrumentality of the Commonwealth of Puerto Rico and a commercial bank to purchase a total of $15.6 million and $22.2 million, respectively, of residential mortgage loans. The Group purchased all rights, title and interest in such residential loans purchased during fiscal 2005.
At September 30, 2005 and June 30, 2005, residential mortgage loans held-for-sale amounted to $19,572,000 and $17,963,000, respectively. All residential mortgage loans originated and sold during the three-month periods ended September 30, 2005 and 2004 were sold based on pre-established commitments or at market values. In the three-months periods ended September 2005 and 2004, the Group recognized gains of $1,068,000 and $2,057,000, respectively, in these sales which are presented in the statements of income as part of the mortgage banking activities.
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

While management uses available information in estimating probable loan losses, future additions to the allowance may be necessary based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the three-month periods ended September 30, 2005 and 2004.
The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At September 30, 2005 and June 30, 2005, the total investment in impaired commercial loans was $3,524,000 and $3,199,000 respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired loans for the three-month period ended September 30, 2005 amounted to $3.5 million. Management determined that impaired loans did not require a valuation allowance in accordance with FASB Statement 114 “Accounting by Creditor’s for Impairment of a Loan”
The provision for loan losses for the three-month period ended September 30, 2005 and 2004 totaled $951,000 and $700,000, respectively. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, Management determined that the provision for the three-month periods ended September 30, 2005 and 2004 was adequate in order to maintain the allowance for loan losses at an appropriate level. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.
NOTE 4 — PLEDGED ASSETS
At September 30, 2005, residential mortgage loans amounting to $381,046,000 and investment securities amounting to $35,701,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with carrying values totaling $2,169,163,000, $163,404,000, $16,678,000 and $20,638,000 at September 30, 2005, were pledged to secure securities sold under agreements to repurchase, public fund deposits, term notes and interest rate swap agreements, respectively. Also, at September 30, 2005, investment securities with carrying values totaling $1,554,000 were pledged to the Federal Reserve Bank of New York, and investments securities with carrying values of $398,000 and $125,000 were pledged to the Puerto Rico Treasury Department for the Bank’s IBE unit and subsidiary and for the Bank’s trust operations, respectively.
As of September 30, 2005, investment securities available-for-sale and held-to-maturity not pledged amounted to $514,041,000 and $304,574,000 respectively. As of September 30, 2005, mortgage loans not pledged (excluding deferred fees) amounted to $372,701,000.
NOTE 5 — OTHER ASSETS
Other assets at September 30, 2005 and June 30, 2005 include the following:

	(In thousands)
	September 30,	June 30,
	2005	2005
Investment in equity indexed options	$21,139	$18,999
Investment in limited liability partnership	10,466	10,247
Deferred charges	3,648	3,536
Prepaid expenses	3,619	3,764
Accounts receivable	2,685	3,590
Investment in Statutory Trusts	2,168	2,171
Goodwill	2,006	2,006
Prepaid income tax	1,661	2,061

	$47,392	$46,374

On January 31, 2005, Oriental International Bank Inc. subscribed an agreement with Quiddity Earnings Diversification Fund, L.P. (the “Partnership”) to purchase units of a partnership interest for $10,000,000. The Partnership was organized under the laws of the State of Illinois and is engaged in the speculative trading of futures and futures options contracts on a wide range of financial instruments. The general partner is Quiddity LLC (the “General Partner”). The General Partner is an Illinois limited liability company and is the commodity pool operator of the Partnership, pursuant to Regulation D of The Securities Act of 1933.
The Partnership is an active manager of option based relative value strategies. Three distinct but complimentary relative value strategies are employed: (1) Non-directional (market neutral) options positions that capture unique relative value characteristics of these instruments. Proprietary quantitative software and market making techniques are combined in a systematic non-discretionary approach that accepts market determined probabilities as correct; (2) Discretionary macroeconomic positions based on probability biases developed from our fundamental research, require options to capture the probability differences versus the market neutral distribution; and (3) Discretionary situation specific opportunities exploit exceptionally favorable reward to risk situations, which typically result from either market price or implied volatility overreaction to current events, and utilize options to maximize risk-adjusted returns. All three individual strategies are managed with an explicit probability-based evaluation of return and risk, insuring that individual positions and the total portfolio meet minimum expected return and maximum exposure constrains. Relative allocation among the three strategies is a dynamic process that maintains an optimally efficient, risk-adjusted return in changing market conditions. Risk management is the foundation of the Partnership strategies. The Group uses the Partnership service as a hedge strategy to neutralize the risk in our fixed income portfolio.
NOTE 6 — BORROWINGS
Securities Sold under Agreements to Repurchase
At September 30, 2005, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements. Securities sold under agreements to repurchase at September 30, 2005 mature as follows: within 30 days — $1,129,862,000; between 31 to 90 days — $970,310,000 and within 132 days — $108,675,000.
At September 30, 2005 and June 30, 2005, the weighted average interest rate of the Group’s repurchase agreements was 3.73% and 3.07%, respectively, and included agreements with interest ranging from 3.40% to 3.98% (June 30, 2005 — 1.90% to 3.47%). The following summarizes significant data on securities sold under agreements to repurchase as of September 30, 2005 and June 30, 2005:

	(In thousands)
	September 30,	June 30,
	2005	2005
Average daily aggregate balance outstanding	$2,266,148	$2,174,312

Maximum amount outstanding at any month-end	$2,328,939	$2,398,861

Weighted average interest rate at end of period	3.73%	3.07%

Advances from the Federal Home Loan Bank
At September 30, 2005, advances from the Federal Home Loan Bank of New York (FHLB) consisted of the following:

		Amount
Maturity Date	Fixed Interest Rate	(In thousands)

January-2006	3.82%	$50,000
April-2006	2.48%	25,000
July-2006	2.01%	50,000
July-2006	2.13%	50,000
August-2006	2.96%	50,000
April-2007	3.09%	25,000
August-2008	4.07%	50,000

		$300,000

Weighted average interest rate		2.94%

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At September 30, 2005, these advances were secured by mortgage loans amounting to $381,046,000 and investment securities with carrying value of $35,701,000. Also, at September 30, 2005, the Group has an additional borrowing capacity with the FHLB of $32.6 million. At September 30, 2005, average maturity of FHLB’s advances was 12.4 months (June 30, 2005 — 15.4 months).

Term Notes
At September 30, 2005 and June 30, 2005, there was one term note outstanding in the amount of $15,000,000, with a floating interest rate due quarterly (September 30, 2005 — 3.21%; June 30, 2005 — 2.83%), a maturity date of March 27, 2007, and secured by investment securities with fair value amounting to $16,678,000 (June 30, 2005 — $16,810,000).
Subordinated Capital Notes
Subordinated capital notes amounted to $72,166,000 at September 30, 2005 and June 30, 2005.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bear interest based on 3 months LIBOR plus 360 basis points (7.67% at September 30, 2005; 7.12% at June 30, 2005) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 295 basis points (7.02% at September 30, 2005; 6.47% at June 30, 2005), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition.
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
The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. On March 4, 2005, the Federal Reserve Board issued a final rule that continues to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Under this rule, restricted core capital elements, which are defined to include qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus), and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. In addition, the amount of restricted core capital elements (other than qualifying mandatory convertible preferred securities) that an internationally active bank holding company may include in Tier 1 capital must not exceed 15% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. An internationally active bank holding company is a bank holding company that (i) as of its most recent year-end FR Y-9C reports has total consolidated assets equal to $250 billion or more, or (ii) on a consolidated basis, reports total on-balance sheet foreign exposure of $10 billion or more on its filings of the most recent year-end FFIEC 009 Country Exposure Report.
Unused Lines of Credit
The Group maintains lines of credit with three financial institutions from which funds are drawn as needed. At September 30, 2005, the Group’s total available funds under these lines of credit totaled $28,000,000 (June 30, 2005 — $55,000,000). At September 30, 2005 and June 30, 2005, there was no balance outstanding under these lines of credit.
NOTE 7 — DERIVATIVES ACTIVITIES
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

The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Certain swaps were entered into to convert the forecasted rollover of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties offset to the interest payments to be made on the forecasted rollover of short-term borrowings thus resulting in a net fixed rate cost to the Group.
The Group’s swaps (excluding those used to manage exposure to the stock market and those described below used to hedge the mortgage loans purchased) and their terms at September 30, 2005 and June 30, 2005 are set forth in the table below:

	(Dollars in thousands)
	September 30,	June 30,
	2005	2005
Swaps:
Pay fixed swaps notional amount	$1,210,000	$885,000
Weighted average pay rate — fixed	3.66%	3.44%
Weighted average receive rate — floating	3.80%	3.27%
Maturity in months	2 to 61	4 to 64
Floating rate as a percent of LIBOR	100%	100%
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
In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income (loss), until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the fair value of the derivative instruments do not perfectly offset changes in the face value or cash flows of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.
Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value.
In August 2004, the group entered into a $35 million notional amount interest swap to fix the cost of the subordinate capital notes of the Statutory Trust 1. This swap was fixed at a rate of 6.57% and matures on December 18, 2006.
Also, on August 31, 2004, September 30, 2004, and March 30, 2005, the Group entered into three agreements to purchase a total $114.9 million of fixed rate mortgage loans from a financial institution in Puerto Rico. As part of the agreements, the seller guarantees the scheduled timely payments of principal as well as interest payable on the aggregate outstanding principal balance of the mortgage loans based on variable interest rate equal to 150 basis points plus 90-day LIBOR (4.07% at September 30, 2005). Swaps have been accounted for in the Group’s consolidated financial statements to give effect to the conversion of fixed rate loans into variable rates. These swaps are considered by management as balance guaranteed swaps because their notional amounts, fixed interest rates and other terms match to those of the outstanding purchased mortgage loans. Since the contracts meet the sale accounting provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 133 and related interpretations provide that the interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At September 30, 2005, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $102,320,000 ($106,702,000 at June 30, 2005); the weighted average floating rate received at September 30, 2005 was 5.57% (3.47% — June 30, 2005); the weighted average pay fixed rate was 6.50% (6.20% — June 30, 2005); and the floating rate spread was 150 basis points.
In September 1, 2005, the Bank entered into a $325 million notional amount interest rate swap to hedge the repurchase agreement (“repo”) program of the Bank’s wholly owned IBE subsidiary, Oriental International Bank Inc. (the “IBE subsidiary”). The swap maturity date is September 6, 2010. The IBE subsidiary will pay interest at a fixed rate of 4.26% on a semiannual basis and will receive quarterly payments of interest based on the 90-days LIBOR rate, as revised at the beginning of each quarterly period. The purpose of the transaction is to fix the rate of a portion of the IBE’s repurchase agreement portfolio. The notional amount of the hedge entered in, will cover a similar repo amount with same repricing schedule in order to match it with the underlying liability. As of September 30, 2005, four repos totaling $139 million were matched against the swap. Since they were not perfectly match with the liability (similar amount and reset dates), a correlation analysis measuring the 90-day LIBOR rate (variable) with the fixed repo rate was performed and a 99.11% correlation was achieved. Also, a regression test was performed, achieving a 99.8% correlation. As the repos mature during the month, extensions will be negotiated with an interest reset date of December 6, 2005 (same reset date of the swap).
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
Information pertaining to the notional amounts of the Group’s derivative financial instruments as of September 30, 2005 and June 30, 2005 is as follows:

	Notional Amount
	(In thousands)
	September 30, 2005	June 30, 2005

Type of Contract:

Cash Flow Hedging Activities:
Interest rate swaps used to hedge:
Securities sold under agreement to repurchase	$1,175,000	$850,000
Subordinated capital notes	35,000	35,000
Fair Value Hedging Activities:
Balance guaranteed swaps	102,320	106,703

	$1,312,320	$991,703

Derivatives Not Designated as Hedge:

Purchased options used to manage exposure to the stock market on stock indexed deposits	$177,330	$186,010
Embedded options on stock indexed deposits	169,616	178,478

	$346,946	$364,488

During the three-month periods ended September 30, 2005 and 2004, losses of $50,000 and $570,000, respectively, were charged to earnings and reflected as “Derivatives” in the unaudited consolidated statements of income. During the three-month periods ended September 30, 2005 and 2004, unrealized gains of $11.2 million and unrealized losses of $16.9 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss). Ineffectiveness of $199,000 and $509,000 were charged to earnings during the three-month periods ended September 30, 2005 and 2004, respectively.
At September 30, 2005 and June 30, 2005, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, to fix the cost of short-term borrowings and hedge the mortgage loan purchased represented a liability of $2.3 million and $14.9 million, respectively, presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $21.3 million and $19.0 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $20.2 million and $18.2 million, respectively, recorded in deposits.
NOTE 8 — STOCKHOLDERS’ EQUITY TRANSACTIONS:

Common Stock
On February 12, 2004, the Group filed a registration statement with the SEC for an offering of 2,565,000 shares of common stock. The registration statement was amended by the Group on February 27, 2004. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement was declared effective by the SEC on March 3, 2004.
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
Treasury Stock
On August 30, 2005, the Board approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which has replaced the previous program approved on March 27, 2004. The authority granted by the Board of Directors does not require the Group to repurchase any shares. The Group makes such repurchases from time to time in the open market at such times and prices as market conditions shall warrant and in compliance with the terms of applicable federal and Puerto Rico laws and regulations. The Group repurchased 345,000 shares of its common stock for $4,679,000 during the three-month period ended September 30, 2005. No repurchases were made during the three-month period ended September 30, 2004.
Earnings per Common Share
The diluted per share calculations for the three-month period ended September 30, 2004 have been adjusted from previous reported figures to take into account additional incentive stock options required to be issued by the anti-dilution provisions of employment agreements with certain executives. The contractual provisions required the Group to adjust stock options granted to the executives pursuant to their employment agreements to avoid any form of dilution, including dilution resulting from stock dividends and additional offerings of common stock by the Group. Although all stock options granted to the executives had been adjusted pursuant to the anti-dilution provisions of the Group’s incentive stock option plans to account for stock dividends, the stock options granted to the executives pursuant to their employment agreements had not been adjusted as contractually mandated for additional events of dilution such as the Group’s issuance of common stock in 2004 and the granting of stock options from time to time to other participants under the Group’s incentive stock option plans.
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
As a result, the Group has increased the number of options used in the calculation of fully diluted shares by 363,325 for the first three quarterly periods of fiscal 2005, which represent the Group’s calculation of the additional options affecting these periods. The additional options reduced diluted per share results by approximately one cent per share for the quarter ended September 30, 2004.

NOTE 9 — STOCK OPTIONS AND OTHER INCENTIVE PLANS:
Stock-based employee compensation plans
At September 30, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.
The following table summarizes the stock options activity and related information for the three-month period ended September 30, 2005:

				Weighted
			Weighted	Average of
			Average	Remaining
			Exercise	Contractual Life
	Options	Exercise Price	price	(in years)
Outstanding as of 06/30/2005	1,222,661	$0.00 - $28.17	$13.21
Vested	1,222,661	$0.00 - $28.17	$13.21
Unvested	—	—	—

Exercisable as of 06/30/2005	1,222,661	$0.00 - $28.17	$13.21
Granted	50,000	$15.11 - $15.80	$15.25
Exercised	217,736	$0.00 - $13.33	$2.86
Canceled	—	—	—

Outstanding as of 09/30/2005	1,054,925	$6.28 - $28.17	$15.44	6.84

Vested	1,004,925	$6.28 - $28.17	$15.45	6.69

Unvested	50,000	$15.11 - $15.80	$15.25	9.77

Exercisable as of 09/30/2005	1,004,925	$6.28 - $28.17	$15.45	6.69

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2005:

	Outstanding				Exercisable
				Weighted		Weighted
			Weighted	Average		Average
	Number of Options		Average	Contract Life	Number of	Exercise
Range of Exercise Prices	Vested	Unvested	Exercise Price	(Years)	Options	Price
$5.63 to $8.45	249,482	—	$7.25	4.8	249,482	$7.25
$8.45 to $11.27	82,050	—	$10.74	4.5	82,050	$10.74
$11.27 to $14.09	246,636	—	$12.84	6.4	246,636	$12.84
$14.09 to $16.90	41,622	—	$15.55	8.5	41,622	$15.90
$16.90 to $19.72	24,200	50,000	$19.28	7.9	24,200	$19.28
$19.72 to $22.54	88,935	—	$19.90	7.9	88,935	$19.90
$22.54 to $25.35	199,400	—	$23.95	8.7	199,400	$23.95
$25.35 to $28.17	72,600	—	$27.53	9.1	72,600	$27.53

	1,004,925	50,000	$15.44	6.8	1,004,925	$15.44

On June 30, 2005, the Compensation Committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of June 30, 2005. As a result, options to purchase approximately 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of FASB Statement No. 123(R).

During the quarter ended September 30, 2005, the Group granted options for the purchase of 50,000 of its common stock to two executive officers. Effective July 1, 2005, the Group adopted FASB Statement No. 123 (R) — Accounting for Stock-Based Compensation. As a result, the Group recognized $5,986 in stock option compensation expense for the quarter ended September 30, 2005. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
Prior to the adoption of FASB No. 123 (R), the Group accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense was generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected in net income for the three-month period ended September 30, 2004, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The weighted average assumptions used for the valuation of the grants issued during the three-month period ended September 30, 2005 were:

Expected dividend yield	2.33%
Expected volatility	42.35%
Risk-free interest rate	3.98%
Expected employee turnover	2.85%
Expected life of options	5.35
Weighted average fair value of options granted (per option)	$5.51
The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Group’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Group’s estimate of the fair value of those options, in the Group’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and the use of other option pricing models may result in different fair values of the Group’s employee options.
Other Employee Benefit Plans
The Group has a cash or deferred arrangement profit sharing plan qualified under Section 1165(e) of the Puerto Rico Internal Revenue Code of 1994, as amended, covering all full-time employees of the Group who have six months of service and are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined, up to a specified amount. The Group contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407.
During the three-month period ended September 30, 2005 the Group contributed a total of 1,956 shares of its common stock with a market value of approximately $27,700, of which 1,117 (with market value of $16,000) were contributed from the Group’s treasury stock account. During the three-month period ended September 30, 2004, the Group contributed a total of 1,220 shares of its common stock with a market value of approximately $32,270 at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.
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
NOTE 10 — SEGMENT REPORTING:
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
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s Annual Report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the three-month periods ended September 30, 2005 and 2004:
Unaudited — quarters ended September 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

September 30, 2005
Interest income	$15,218	$35,562	$33	$50,813	—	$50,813
Interest expense	(4,174)	(29,311)	—	(33,485)	—	(33,485)

Net interest income	11,044	6,251	33	17,328	—	17,328
Non-interest income	3,117	483	4,225	7,825	—	7,825
Non-interest expenses	(10,441)	(625)	(4,324)	(15,390)	—	(15,390)
Intersegment revenue	894	—	—	894	(894)	—
Intersegment expense	—	—	(894)	(894)	894	—
Provision for loan losses	(951)	—	—	(951)		(951)

Income before income taxes	$3,663	$6,109	$(960)	$8,812	$—	$8,812

Total assets as of September 30, 2005	$478,349	$4,300,925	$9,254	$4,788,528	$(393,482)	$4,395,046

September 30, 2004
Interest income	$13,290	$31,650	$7	$44,947	—	$44,947
Interest expense	(3,561)	(17,733)	—	(21,294)	—	(21,294)

Net interest income	9,729	13,917	7	23,653	—	23,653
Non-interest income	4,213	2,676	3,515	10,404	—	10,404
Non-interest expenses	(10,416)	(1,055)	(3,712)	(15,183)	—	(15,183)
Intersegment revenue	718	—	—	718	(718)	—
Intersegment expense	—	(103)	(615)	(718)	718	—
Provision for loan losses	(700)	—	—	(700)		(700)

Income before income taxes	$3,544	$15,435	$(805)	$18,174	$—	$18,174

Total assets as of September 30, 2004	$368,578	$3,739,825	$15,054	$4,123,457	$(185,066)	$3,938,391

NOTE 11 — SUBSEQUENT EVENTS:

Change of custodian and broker-dealer of the Group’s CODA Profit Sharing Plan
On October 10, 2005, the Group was notified by the administrator of the Oriental Group CODA Profit Sharing Plan (the “Plan”), pursuant to ERISA section 101(i)(2)(E), that the Plan would change the custodian of its assets and the broker-dealer for its mutual investments. As a result of these changes, Plan participants will be temporarily unable to direct or diversify investments in their Plan accounts to obtain a loan or distribution from the Plan. The blackout period for the Plan began October 13, 2005 and is expected to end during the week of November 14, 2005. This blackout period, during which Plan participants will be unable to exercise these rights otherwise available under the Plan, will trigger certain SEC trading prohibitions applicable to equity securities of the Group acquired by any director or executive officer in connection with his or her service or employment as a director or executive officer.
Changes in Puerto Rico’s Income Tax Law
On October 20, 2005, the Puerto Rico Legislature approved a new tax bill. This bill imposes an additional tax of 1% on the net taxable income of banks. This bill will be applicable to all corporations mentioned or covered under the Act No. 55 of May 12, 1933, known as “The Banking Law of Puerto Rico,” as amended. The additional funds expected to be obtained from this tax will be assigned to the Department of Education of Puerto Rico. The additional tax, if it is finally approved by the Governor of Puerto Rico, will be effective for the tax years commencing after June 30, 2005 and ending on or before December 31, 2006.
Appointment of KPMG LLP as the Group’s independent accountants
On October 25, 2005 the Group’s Audit Committee appointed KPMG LLP (“KPMG”), as the Group’s independent registered public accountant for such periods. The engagement of the Group’s current independent registered public accountant, Deloitte & Touche LLP, San Juan, Puerto Rico (“Deloitte & Touche”), will terminate with the filing of the Group’s Form 10-Q for the quarter ended September 30, 2005.
Deloitte & Touche’s report on the Group’s financial statements for each of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During such two-year period and the interim period through the date of KPMG’s appointment, there were no disagreements between the Group and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements if not resolved to Deloitte & Touche’s satisfaction, would have caused it to make reference to the subject matter thereof in connection with its report. Furthermore, during such two-year and interim periods, there were no “reportable events” advised by Deloitte & Touche to the Group.
During the past two fiscal years and the current interim period prior to the engagement of KPMG, the Group did not consult KPMG on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a disagreement with Deloitte & Touche (as described above) or a “reportable event,” as such term is defined in Item 304(a)(1)(v) of SEC Regulation S-K, advised by Deloitte & Touche to the Group.
AFICA Loan Program Development
On October 25, 2005, the Group’s Board of Directors authorized the Bank to enter into a loan agreement with the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (kwon by its Spanish acronym as “AFICA”). AFICA is a public corporation and instrumentality of the Commonwealth of Puerto Rico created by Act Number 121 of the Legislature of Puerto Rico approved June 27, 1977, as amended, for the purpose of promoting the economic development, health, welfare and safety of the citizens of Puerto Rico. AFICA is authorized to borrow money through the issuance of revenue bonds and to loan the proceeds to finance the acquisition, construction and equipping of industrial, tourist, educational, medical, pollution control and solid waste disposal facilities. The proposed aggregate program size is expected to be $100 million, issued in two stages of $50 million each. The second $50 million stage will be issued after the capacity of the first issue is filled. The main purpose of the Bank for this transaction is to obtain long-term financing through the issuance of bonds at a historically low interest rate and the benefit of fixing the interest cost of these bonds for a long term. The Bank will extend these benefits to its small and medium-size eligible business customers through the extension of loans at preferential rates. The Bank will use its BBB credit rating to obtain the lowest possible interest cost.

Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations
SELECTED FINANCIAL DATA
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
  (In thousands, except for per shares information)

	Three-Month Period
	2005	2004	Variance %

EARNINGS, PER SHARE AND DIVIDENDS DATA:

Interest income	$50,813	$44,947	13.1%
Interest expense	(33,485)	(21,294)	57.3%

Net interest income	17,328	23,653	-26.7%
Provision for loan losses	(951)	(700)	35.9%

Net interest income after provision for loan losses	16,377	22,953	-28.7%
Non-interest income	7,825	10,404	-24.8%
Non-interest expenses	(15,390)	(15,183)	1.4%

Income before income taxes	8,812	18,174	-51.5%
Income tax benefit (expense )	(391)	(768)	-49.1%

Net income	8,421	17,406	-51.6%
Less: dividends on preferred stock	(1,200)	(1,200)	0.0%

Net income available to common shareholders	$7,221	$16,206	-55.4%

Income per common share (1) :
Basic	$0.29	$0.67	-56.7%

Diluted	$0.29	$0.64	-54.7%

Average shares and potential shares (1)	25,140	25,457	-1.2%

Book value per common share (1)	$11.15	$10.08	10.6%

Market price at end of period (1)	$12.24	$24.60	-50.2%

Cash dividends declared per common share (1)	$0.14	$0.13	7.7%

Cash dividends declared on common shares	$3,470	$3,118	11.3%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:

Return on average assets (ROA)	0.78%	1.84%

Return on average common equity (ROE)	12.68%	27.60%

Efficiency ratio	62.72%	48.42%

Expense ratio	0.78%	0.83%

Interest rate spread	1.42%	2.46%

Interest rate margin	1.64%	2.64%

Number of financial centers	24	23

SELECTED FINANCIAL DATA
PERIOD END BALANCES AND CAPITAL RATIOS:
AS OF SEPTEMBER 30, 2005 and JUNE 30, 2005

	September 30,	June 30,
	2005	2005	Variance %
Total financial assets
Trust assets managed	$1,850,957	$1,823,292	1.5%
Broker-dealer assets gathered	1,143,873	1,135,115	0.8%

Assets managed	2,994,830	2,958,407	1.2%
Assets owned	4,395,046	4,250,652	3.4%

Total financial assets managed and owned	$7,389,876	$7,209,059	2.5%

Assets:
Investments and loans
Investments securities	$3,376,143	$3,231,580	4.5%
Loans (including loans held-for-sale), net	901,724	907,391	-0.6%

	4,277,867	4,138,971	3.4%

Other Assets
Cash and due from banks	15,930	14,892	7.0%
Securities sold but not yet delivered	707	1,034	-31.6%
Accrued interest receivable	26,178	23,735	10.3%
Premises and equipment, net	15,471	15,269	1.3%
Deferred tax asset, net	6,980	6,191	12.7%
Foreclosed real estate, net	4,521	4,186	8.0%
Other assets	47,392	46,374	2.2%

	117,179	111,681	4.9%

Total assets	$4,395,046	$4,250,652	3.4%

Liabilities and stockholders’ equity:
Deposits and borrowings
Deposits	$1,304,772	$1,252,897	4.1%
Securities sold under agreements to repurchase	2,208,847	2,191,756	0.8%
Other borrowings	398,807	399,476	-0.2%

	3,912,426	3,844,129	1.8%

Other liabilities
Securities purchased but not yet delivered	100,000	22,772	339.1%
Accrued expenses and other liabilities	38,443	42,584	-9.7%

	138,443	65,356	111.8%

Total liabilities	4,050,869	3,909,485	3.6%

Stockholders’ equity
Preferred equity	68,000	68,000	0.0%
Common equity	276,177	273,167	1.1%

	344,177	341,167	0.9%

Total liabilities and stockholders’ equity:	$4,395,046	$4,250,652	3.4%

Capital Ratios:
Leverage capital	10.33%	10.65%	-3.0%

Tier 1 risk-based capital	38.80%	38.83%	-0.1%

Total risk-based capital	39.39%	39.39%	0.0%

OVERVIEW OF FINANCIAL PERFORMANCE
Introduction
The Group, now in its 41st year, provides a complete range of banking and financial services in Puerto Rico, including consumer, commercial and mortgage lending; checking and savings accounts; financial planning, insurance, money management, and investment brokerage; and corporate and individual trust and retirement products and programs. The Group has three business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality, individualized service, with marketing focused on professionals and owners of small and mid-sized businesses, and aspiring individuals and families, segments that have been largely underserved. Although all of these businesses, to varying degrees, are affected by interest rate and financial markets fluctuations and other external factors, the Group’s commitment is to produce a balanced and growing revenue stream.
On April 27, 2005, Oriental announced a strategy intended to expedite the Group’s transition to becoming a more asset-sensitive bank. This strategy is based on (1) continuing to increase loan volume, with an emphasis on variable rate loans, versus investment securities; (2) continuing to expand the Group’s commercial and consumer lending business and to revitalize its mortgage lending business; (3) retaining more mortgage loans and investment securities for their recurring interest income; (4) increasing the use of longer-term, fixed rate deposits versus short-term repurchase agreements, which re-price more frequently, to fund interest earning assets; (5) expanding the Group’s branch network to 33 financial centers from 24 to support the growth of loans, deposits and non-interest income; and (6) further limiting the growth of non-interest expenses.
Change of Fiscal Year
On August 30, 2005, the Group’s Board of Directors (the “Board”) approved an amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period will be from July 1, 2005 to December 31, 2005.
Net Income
For the quarter ended September 30, 2005, the Group’s net income available to common shareholders was $7.2 million, a decrease of 55.4%, from the $16.2 million reported in the quarter ended September 30, 2004. Earnings per diluted share were $0.29 for the quarter ended September 30, 2005, down 54.7% from $0.64 for the corresponding period last year. Earnings per share for the quarter ended September 30, 2005 reflected 1.2% less average shares outstanding.
Return on Assets & Common Equity
Return on common equity (ROE) and return on assets (ROA) for the quarter ended September 30, 2005 were 12.68% and 0.78%, respectively, which represent a decrease of 54.1% in ROE, from 27.6% for the quarter ended September 30, 2004, and a decrease of 57.6% in ROA, from 1.84% for the quarter ended September 30, 2004, mainly due to reduced net income available to common shareholders. Compared to its peer group, the Group’s has a highly favorable return on equity and return on assets.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 28.7% for the quarter ended September 30, 2005, totaling $16.4 million, compared with $23.0 million for the same periods last fiscal year. The increase of 12.4% on investment interest income was due to the increment in investment securities volume, which was offset by lower average yields and higher interest rates and increased volume on borrowings. Net interest margin for the September 30, 2005 quarter was 1.64% compared to 2.64% in the prior year’s quarter. Investment yields declined as the Group continued to reposition the portfolio, shifting into short-term government securities and away from long-term, mortgage-backed securities. Interest income from commercial and consumer loans increased 51.2% on increased volume, reflecting the success of the Group’s expanded lending program. Also, interest income from mortgage loans increased 8.2% compared to the same quarter a year ago.
Non-Interest Income
Non-interest income totaled $7.8 million for the quarter ended September 30, 2005, compared with $10.4 million in the same fiscal 2004 quarter, a decrease of 24.8%. As compared to the year ago, performance primarily reflected the absence of gains on the sale of securities and mortgage loans and a lower level of public finance investment banking activity and related commissions.

During the quarter, the Group announced an agreement with American Express Company (NYSE: AXP) that made the Group the only bank in Puerto Rico to offer American Express Green, Gold and Corporate Cards; convert American Express Corporate Card balances to line of credit loans; and accept branch payments from American Express Card customers. American Express Cards will become the Group’s exclusive credit card offering. The Group expects this agreement to contribute to the growth of bank service fees and commercial lending on a long-term basis, consistent with its focus to serve professionals and owners of small and mid-sized businesses, and aspiring individuals and families.
Non-Interest Expenses
For the quarter ended September 30, 2005, non-interest expenses increased 1.4% to $15.4 million as compared to $15.2 million in the quarter ended September 30, 2004, but decreased of 8.7% from $16.9 million in the June 2005 quarter. The sequential decline reflects early results of the Group’s plan to reduce annualized overhead by 5% from the $63 million spent during the year ended June 30, 2005, notwithstanding the debut of the Miramar branch in July, cost in connection with plans to expand and relocate its Arecibo branch in December, the opening of a branch in Canóvanas planned for calendar 2006, and the relocation of the Group centralized operations to a new facility in May 2006. For the quarter ended September 30, 2005, the efficiency ratio was 62.72% compared to 48.42% in the year ago quarter.
Income Tax Expense
The income tax expense was $391,000 for the quarter ended September 30, 2005, compared to $768,000 for the quarter ended September 30, 2004. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. In addition, the Puerto Rico Internal Revenue Code of 1994, as amended, provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries organized in Puerto Rico and subject to income taxation in Puerto Rico. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary and the private pension plan administration subsidiary. At September 30, 2005, total financial assets reached $7.390 billion, an increase of 2.5% compared to $7.209 billion at June 30, 2005. The increase reflected a 3.4% growth in owned assets, when compared to June 30, 2005, and 1.2% growth in assets managed by the trust and broker-dealer, when compared to June 30, 2005. Owned assets, the Group’s largest financial assets component, are approximately 99% owned by the Group’s banking subsidiary.
The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2005, total assets managed by the Group’s trust division and CPC amounted to $1.851 billion, 1.5% more than the $1.823 billion reported at June 30, 2005. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2005, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.144 billion compared to $1.135 billion as of June 30, 2005. Both financial asset components reflect the Group’s success attracting financial assets as well as improved equity market conditions.
Interest Earning Assets
The investment portfolio amounted to $3.376 billion as of September 30, 2005, a 4.5% increase, compared to $3.232 billion as of June 30, 2005, while the loan portfolio decreased 0.6% to $901.7 million as of September 30, 2005, compared to $907.4 million as of June 30, 2005. The increase in the size of the investment portfolio reflects purchases of short-term triple-A government agency paper and general obligation bonds, as opposed to long-term mortgage-backed securities, for both available-for-sale and held-to-maturity accounts, intended to offset pre-payments of mortgage-backed securities totaling approximately $120 million in the quarter ended September 30, 2005 and a similar amount that is expected to be prepaid in the December 2005 quarter.
The slight decrease in the loan portfolio reflects mortgage prepayments and securitization of $22.0 million of purchased loans in the quarter ended September 30, 2005, partially offset by a higher mortgage, commercial and consumer loan production. Gross real estate loans totaled $726.6 million, 1.3% decrease from the balance of $736.0 million at June 30, 2005, and 2.7% increase from the balance of $707.7 million a year ago, reflecting higher sales and reduced purchases from third-party originators for the first quarter of fiscal 2005. Real Estate loan production totaled $73.3 million, an $18.9 million or 34.7% increase compared to the same quarter of prior fiscal year. Consumer loan production totaled $6.1 million, a $1 million or 19.8% increase compared to the same quarter of prior fiscal year. Commercial loan production totaled $23.0 million for the first quarter of fiscal 2005, 2.6% lower than the three-month period ended September 30, 2004, but 117.6% higher than the production for the quarter ended June 30, 2005, which totaled $10.6 million.

Interest Bearing Liabilities
Deposits increased 4.1% from $1.253 billion as of June 30, 2005, to $1.305 billion as of September 30, 2005. This performance reflects the Group’s strategy of attracting longer-term checking and savings balances from consumer, professional and commercial customers, based on the Group’s total capabilities to service their needs, and the issuance of $103.6 million in brokered certificates of deposit. Total borrowings as of September 30, 2005 reached $2.608 billion, a 0.6% increase, when compared to $2.591 billion as of June 30, 2005. This increase reflects the Group’s use of repurchase agreements, coupled with interest rate swaps, to finance asset growth and fix funding costs over multi-year periods.
Stockholders’ Equity
Stockholders’ equity as of September 30, 2005, was $344.2 million, a 0.9% increase from $341.2 million as of June 30, 2005. This increase reflects the impact of earnings retention and the improvement in derivatives valuation from June 30, 2005, partially offset by the new stock repurchase program. On August 30, 2005, the Group’s Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $12.1 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Company as treasury shares.
Dividends
During the quarter ended September 30, 2005, the Group declared $3.5 million in cash dividends, an 11.3% increase when compared to $3.1 million declared for the same period a year ago.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2005	2004	in %	2005	2004	in BP	2005	2004	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$50,813	$44,947	13.1%	4.82%	5.01%	(19)	$4,216,584	$3,588,468	17.5%
Tax equivalent adjustment	10,779	10,071	7.0%	1.02%	1.12%	(10)	—	—	0.0%

Interest-earning assets — tax equivalent	61,592	55,018	12.0%	5.84%	6.13%	(29)	4,216,584	3,588,468	17.5%
Interest-bearing liabilities	33,485	21,294	57.3%	3.40%	2.55%	85	3,934,446	3,342,608	17.7%

Tax equivalent net interest income / spread	$28,107	$33,724	-16.7%	2.44%	3.58%	(114)	$282,138	$245,860	14.8%

Tax equivalent interest rate margin				2.66%	3.76%	(110)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$35,299	$32,055	10.1%	4.37%	4.62%	(25)	$3,233,196	$2,777,381	16.4%
Investment management fees	(382)	(465)	-17.9%	-0.05%	-0.07%	(2)	—	—	0.0%

Total investment securities	34,917	31,590	10.5%	4.32%	4.55%	(23)	3,233,196	2,777,381	16.4%
Trading securities	3	2	50.0%	4.30%	2.86%	144	279	280	-0.4%
Money market investments	675	66	922.7%	4.13%	1.19%	294	65,298	22,116	195.3%

	35,595	31,658	12.4%	4.32%	4.52%	(20)	3,298,773	2,799,777	17.8%

Loans:
Mortgage (1) (2)	12,247	11,322	8.2%	6.43%	6.68%	(25)	761,547	678,460	12.2%
Commercial	2,189	1,458	50.1%	6.97%	6.44%	53	125,562	90,596	38.6%
Consumer	782	509	53.6%	10.19%	10.37%	(18)	30,702	19,635	56.4%

	15,218	13,289	14.5%	6.63%	6.74%	(11)	917,811	788,691	16.4%

	50,813	44,947	13.1%	4.82%	5.01%	(19)	4,216,584	3,588,468	17.5%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	59,654	49,702	20.0%
Now Accounts	227	211	7.6%	1.06%	1.05%	1	86,001	80,404	7.0%
Savings	226	231	-2.2%	1.02%	1.03%	(1)	88,659	89,956	-1.4%
Certificates of Deposit	9,136	6,076	50.4%	3.56%	3.08%	48	1,025,914	789,280	30.0%

	9,589	6,518	47.1%	3.04%	2.58%	46	1,260,228	1,009,342	24.9%

Borrowings:
Repurchase agreements	20,128	7,264	177.1%	3.55%	1.50%	205	2,266,148	1,935,574	17.1%
Interest rate risk management	(169)	4,402	-103.8%	-0.03%	0.91%	(94)	—	—	0.0%
Financing fees	173	142	21.8%	0.03%	0.03%	0	—	—	0.0%

Total repurchase agreements	20,132	11,808	70.5%	3.55%	2.44%	111	2,266,148	1,935,574	17.1%
FHLB advances	2,322	1,997	16.3%	3.01%	2.57%	44	308,640	310,526	-0.6%
Subordinated capital notes	1,213	917	32.3%	6.72%	5.08%	164	72,166	72,166	0.0%
Term Notes	123	54	127.8%	3.28%	1.44%	184	15,000	15,000	0.0%
Other borrowings	106	—		3.46%	—	346	12,264	—	100.0%

	23,896	14,776	61.7%	3.57%	2.53%	104	2,674,218	2,333,266	14.6%

	33,485	21,294	57.3%	3.40%	2.55%	85	3,934,446	3,342,608	17.7%

Net interest income / spread	$17,328	$23,653	-26.7%	1.42%	2.46%	(104)

Interest rate margin				1.64%	2.64%	(100)

Excess of average interest-earning assets over average interest-bearing liabilities							$282,138	$245,860	14.8%

Average interest-earning assets over average interest-bearing liabilities ratio							107.17%	107.36%

	Volume	Rate	Total

C. Changes in net interest income due to (3):
Interest Income:
Investments	$5,439	$(1,502)	$3,937
Loans (1)	2,143	(214)	1,929

	7,582	(1,716)	5,866

Interest Expense:
Deposits	$2,639	432	3,071
Repurchase agreements	1,465	6,859	8,324
Other borrowings	75	721	796

	4,179	8,012	12,191

Net Interest Income	$3,403	$(9,728)	$(6,325)

*	Certain adjustments were made to conform figures to current period presentation.

(1)	- Loans fees amounted to $494, and $950 in fiscal 2005 and 2004, respectively.

(2)	- Real estate loans averages include loans held-for-sale.

(3)	- The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). Typically, bank liabilities re-price in line with changes in short-term rates, while many asset positions are affected by longer-term rates. The Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels.
For the quarter ended September 30, 2005, net interest income amounted to $17.3 million, a 26.7% decrease from $23.7 million in the same period of the previous year. The decrease reflects a 13.1% or $5.9 million increase in interest from loans, due to a $7.5 million positive volume variance and a $1.7 million negative rate variance in interest income, and 57.3% or $12.2 million increase in interest expense, due to an increase of $4.2 million from volume and $8.0 million from rate. Interest rate spread dropped 104 basis points, to 1.42% from 2.46% in the September 2004 quarter. This was due to a decrease of 19 basis points in the combined average yield of investments and loans and an 85 basis point increase in the average cost of funds.
For the quarter ended September 30, 2005, the average balance of total interest-earnings assets grew 17.5% to $4.217 billion versus $3.588 billion for the same period of the previous year, reflecting a 17.8% increase in the investment portfolio to $3,298.8 million, and a 16.4% increase in loans, to $917.8. Most of the dollar increase in loans comes from the real estate loans portfolio average balance, which increased by 12.2% to $761.5 million for the quarter ended September 30, 2005 from $678.5 million for the quarter ended September 30, 2004.
For the quarter ended September 30, 2005, the average yield on interest-earning assets was 4.82%, 19 basis points lower than the 5.01% reported in the same period a year ago. The decline in the average yield was primarily due to a decrease of 20 basis points on the yield of the investment portfolio, which decreased to 4.32% in the quarter ended September 30, 2005, versus 4.52% in the corresponding period of the previous fiscal year. The decrease is mostly concentrated in the yield from mortgage-backed securities, which declined 25 basis points on a quarter-to-quarter comparison. Investment yields also declined by a slight 2 basis points, as the Group continued to reposition the portfolio, shifting away from long-term into short-term government and mortgage-backed securities. The decrease of 11 basis points in the yield of the loan portfolio is mainly due to lower mortgage rates on new production as a result of market conditions and strong competition on such products. Real estate loans and consumer loans decreased 25 and 18 basis points, respectively, from September 2004 to September 2005, partially offset by an increase of 53 basis points in commercial loans reflecting higher rates on variable rate loans due to the higher interest rate environment for lending.
For the quarter ended September 30, 2005, interest expense increased 57.3% to $33.5 million from $21.3 million for the year ago quarter. Rate variance of $8.0 million is the main cause for the increase as average rates increased 85 basis points to 3.40% when compared to 2.53% for the same period of the previous year. Also, there was a $4.2 million volume increase, from a 14.6% increase year over year, or $341.0 million, in the average balance of borrowings, to $2.674 billion.
For the quarter ended September 30, 2005, the cost of deposits increased 46 basis points to 3.04% as compared to 2.58% in the year ago quarter. The increase reflects higher average rates paid on higher balances, specifically in certificates of deposit. For the quarter ended September 30, 2005, the cost of borrowings increased 104 basis points to 3.57% as compared to 2.53% in the year ago quarter. The increase is mainly the result of higher average rates paid on repurchase agreements. Repurchase agreements increased 205 basis points (to 3.55% from 1.50% for the quarter ended September 30, 2004), reflecting the effect of rate increases by the Board of Governors of the Federal Reserve System of 200 basis points within the periods. The cost of repurchase agreements was offset by a 94 basis point reduction in the Group’s hedging costs for the quarter ended September 30, 2005, as the Group’s use of interest rate swaps in a rising interest rate environment partially offset rising borrowing financing fees. As approved and executed in the September’s meeting of the Assets and Liabilities Management Committee (“ALCO”), the Group entered into a new interest rate Swap with a notional amount of $325 million and a 5-year maturity, to fix the rate on a portion of the Group’s repurchase agreements portfolio, based on the current and expected interest rate scenario. Cost of FHLB advances increased 44 basis points to 3.01% versus 2.57% for the quarter ended September 30, 2004, term notes and subordinated capital notes increased 184 and 164 basis points, to 3.28% and 6.72%, respectively, versus 1.44% and 5.08% for the quarter ended September 30, 2004.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
  (Dollars in thousands)

	Three-Month Period
	2005	2004	Variance %

Mortgage banking activities	$1,068	$2,057	-48.1%
Commissions and fees from fiduciary activities	2,038	2,028	0.5%
Commissions and fees from brokerage investment banking, and insurance activities	1,886	1,669	13.0%

Non-banking service revenues	4,992	5,754	-13.2%

Fees on deposit accounts	1,538	1,245	23.5%
Bank service charges and commissions	652	567	15.0%
Other operating revenues	29	139	-79.1%

Banking service revenues	2,219	1,951	13.7%

Securities net activity	341	3,245	-89.5%
Derivatives net gain (loss)	(50)	(570)	91.2%
Trading net gain (loss)	4	(2)	300.0%

Securities, derivatives and trading activities	295	2,673	-89.0%

Other non-interest income	319	26	1126.9%

Total non-interest income	$7,825	$10,404	-24.8%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts and insurance.
Non-interest income totaled $7.8 million in the quarter ended September 30, 2005, a 24.8% decrease when compared to $10.4 million in the same quarter of the previous fiscal year. Performance in the quarter reflects decreases in investment banking activities and mortgage banking activities, primarily reflecting the Group’s strategy, initiated during the quarter ended March 30, 2005, to retain more securities and mortgages for their recurring interest income rather than sell them. Performance also reflects a higher level of public finance investment banking activity in the year ago quarter.
Non-banking service revenues, generated from trust, mortgage banking, brokerage and insurance activities, is one of the principal components of non-interest income. For the quarter ended September 30, 2005, these revenues decreased 13.2% to $5.0 million, from $5.8 million for the year ago quarter. Mortgage banking activities decreased 48.1%, when comparing the $1.1 million current quarter activity to $2.1 million in the year ago quarter. The decline reflects the Group’s current strategy of retaining most mortgage loans for their recurring interest income. Commissions and fees from brokerage and insurance activities, increased 13.0%, to $1.9 million, from $1.7 in the year-ago quarter. Growth for the year reflected the general improvement in the equity markets and increased underwriting activities. Commissions and fees from fiduciary activities remain in line as compared to the year ago quarter.
Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended September 30, 2005, these revenues increased 13.7% to $2.2 million compared to the year ago quarter primarily due to higher fees on deposit accounts, mainly overdraft fees, and the ongoing success of the Group’s product and service marketing programs. Fees on deposit accounts increased 23.5% to $1.538 million from $1.245 million in the year ago quarter. Bank service charges and commissions increased 15.0% to $652,000 from $567,000 in the year ago quarter reflecting higher transactional volume in the Bank’s debit and credit cards.
For the quarter ended September 30, 2005, revenues from securities, derivatives and trading activities was $295,000 compared to $2.7 million for the year ago quarter. For the quarter, derivatives net loss was $50,000 compared to a loss of $570,000 for the same quarter of last year, and securities net activity decreased 89.5%, to $341,000 compared to $3.2 million for the same quarter of last year.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
  (Dollars in thousands)

	2005	2004	Variance %

Compensation and employees’ benefits	$6,260	$6,768	-7.5%
Occupancy and equipment	2,976	2,501	19.0%
Advertising and business promotion	1,350	1,341	0.7%
Professional and service fees	1,693	1,674	1.1%
Communications	413	451	-8.4%
Loan servicing expenses	446	449	-0.7%
Taxes, other than payroll and income taxes	597	450	32.7%
Electronic banking charges	388	490	-20.8%
Printing, postage, stationery and supplies	259	248	4.4%
Insurance, including deposits insurance	185	198	-6.6%
Other operating expenses	823	613	34.3%

Total non-interest expenses	$15,390	$15,183	1.4%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	40.7%	44.6%

Compensation to total assets	0.57%	0.64%

Average compensation per employee (annualized)	$47.5	$52.3

Average number of employees	527	518

Bank assets per employee	$8,340	$7,603

Total work force:
Banking operations	416	436
Trust operations	51	52
Brokerage and Insurance operations	47	25

Total work force	514	513

Non-interest expenses for the quarter ended September 30, 2005, were $15.4 million compared to $15.2 million in the year ago quarter, with the efficiency ratio totaling 62.72% compared to 48.42% in the quarter ended September 30, 2004. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing operating expenses by the sum of its net interest income and recurring non-interest income, but excluding gains on sale of investments securities.
To date, the Group has been successful limiting expense growth to those areas that directly contribute to increased the efficiency, service quality and profitability. As result, non-interest expenses increased 1.4% year over year, they decreased 8.7% and 0.5% from the June 30, 2005 and March 30, 2005 quarters, respectively. Further reductions are anticipated.
Compensation and benefits, the largest non-interest expense category accounts for 41% of the total non-interest expense. For the quarter ended September 30, 2005, total compensation and benefits amounted to $6.3 million, a 7.5% decrease compared to $6.8 million for the same period a year ago even though the Group has been continued to invest in highly qualified employees and the opening of a new branch in Miramar. Total workforce increased by only one full-time equivalent employee to 514 from same period last year and declined by six full-time equivalent employees from 520 on June 30, 2005.
Occupancy and equipment expenses amounts to $3.0 million, an increase of 19.0% from $2.5 million at September 30, 2004. The increase is mainly due to the acceleration of leasehold improvements depreciation expense due to the planned relocation of the Group’s main offices to a new financial center building in May 2006. Also included is rent for the Oriental Mortgage building which was sold and leased back in June 2005 and for the opening of the Group’s 24th branch in Miramar.
Taxes, other than payroll and income taxes, increased 32.7% to $597,000 from a year ago, mainly due to the increase in revenues and income subject patent to municipal license tax.
The aggregated decrease in electronic banking, communications, loan servicing and insurance expenses is principally due to effective cost controls.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
  (Dollars in thousands)

	Three-Month Period		Change in
	2005	2004	%
Beginning balance	$6,495	$7,553	-14.0%
Provision for loan losses	951	700	35.9%
Net credit losses — see Table 5 below	(609)	(393)	55.0%

Ending balance	$6,837	$7,860	-13.0%

Selected Data and Ratios:
Outstanding gross loans at September 30,	$908,561	$834,125	8.9%

Recoveries to net charge-off’s	12.8%	60.6%	-78.9%

Allowance coverage ratio
Total loans	0.75%	0.94%	-20.4%

Non-performing loans	24.03%	27.08%	-11.3%

Non-real estate non-performing loans	134.85%	243.87%	-44.7%

TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	Three-Month Period		Change in
	2005	2004	%
Mortgage
Charge-offs	$(70)	$(145)	51.7%
Recoveries	—	—	0.0%

	(70)	(145)	51.7%

Commercial
Charge-offs	(98)	(24)	-308.3%
Recoveries	4	80	-95.0%

	(94)	56	267.9%

Consumer
Charge-offs	(519)	(462)	12.3%
Recoveries	74	158	-53.2%

	(445)	(304)	46.4%

Net credit losses
Total charge-offs	(687)	(631)	8.9%
Total recoveries	78	238	-67.2%

	$(609)	$(393)	55.0%

Net credit losses to average loans outstanding (1):
Mortgage	0.04%	0.09%

Commercial	0.30%	(0.25%)

Consumer	5.80%	6.19%

Total	0.27%	0.20%

Average loans:
Mortgage	$761,547	$678,459	12.2%
Commercial	125,562	90,596	38.6%
Consumer	30,702	19,635	56.4%

Total	$917,811	$788,690	16.4%

(1)	Annualized rates

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2005
  (Dollars in thousands)

	September 30,	June 30,	Change in	September 30,
	2005	2005	%	2004
Allowance for loan losses breakdown:
Mortgage	$3,428	$3,167	8.2%	$4,009
Commercial	1,768	1,714	3.2%	1,566
Consumer	1,331	1,335	-0.3%	1,837
Unallocated allowance	310	279	11.1%	448

	$6,837	$6,495	5.3%	$7,860

Allowance composition:
Mortgage	50.1%	48.8%		51.0%
Commercial	25.9%	26.4%		19.9%
Consumer	19.5%	20.6%		23.4%
Unallocated allowance	4.5%	4.3%		5.7%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended September 30, 2005, totaled $951,000, a 35.9% increase from the $700,000 reported for the same period of the previous fiscal year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first three months of the current fiscal year was adequate in order to maintain the allowance for loan losses at an appropriate level. During the quarter ended September 30, 2005, the Group continued its effort to accelerate foreclosure on certain, older non-performing real estate loans. This resulted in a year-over-year increase in in foreclosed real estate properties.
Net credit losses for the quarter increased 55.0%, from $393,000 in the quarter ended September 30, 2004, to $609,000 in the quarter ended September 30, 2005. The increase was primarily due to a $141,000 increment in net credit losses for consumer loans when compared to the same period in the previous fiscal year. During the quarter ended September 30, 2005, $164,000 was recorded as charged-off related to the consumer loan portfolio sold to another financial institution during fiscal year 2000, since part of the sale agreement the Group was required to assume certain losses related to these loans. For the first three months of the current fiscal year, the net credit losses average ratio was 0.27%, compared to 0.20% reported for the same period of the prior fiscal year. Non-performing loans of $28.5 million as of September 30, 2005 were 2.0% lower than the $29.0 million as of September 30, 2004, and 7.8% lower than the $30.9 million reported as of June 30, 2005 (Table 9).
At September 30, 2005, the Group’s allowance for loan losses amounted to $6.8 million (0.75% of total average loans) compared to $6.5 million (0.71% of total loans) reported at June 30, 2005. Commercial and Mortgage loan allowances increased by 3.2% and 8.2%, or $54,000 and $261,000, respectively, when compared with balances recorded at June 30, 2005. Consumer loans allowance decreased 0.3% or $4,000, when compared to June 30, 2005. Unallocated reserve increased 11.1%, or $31,000, when compared to $279,000 recorded at June 30, 2005.
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
The Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories used:
1.	Pass — loans considered highly collectible due to their repayment history or current status.

2.	Special Mention — loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan.

3.	Substandard — loans inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

4.	Doubtful — loans that have all the weaknesses inherent in substandard, with the added characteristic that collection or liquidation in full is highly questionable and improbable.

4.	Loss — loans considered uncollectible and of such little value that their continuance as bankable assets is not warranted.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At September 30, 2005, the total investment in impaired loans was $3.5 million which is comprised of six loans. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. Impaired loans at June 30, 2005 were $3.2 million.
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

FINANCIAL CONDITION
TABLE 7 — BANK ASSETS SUMMARY AND COMPOSITION
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2004
(Dollars in thousands)

	September 30,	June 30,	Variance	September 30,
	2005	2005	%	2004
Investments:
Mortgage-backed securities	$1,851,470	$1,959,760	-5.5%	$2,380,507
U.S. Government and agency obligations	1,226,697	1,029,980	19.1%	389,427
P.R. Government and agency obligations	109,086	108,968	0.1%	113,517
Other investment securities	91,445	66,023	38.5%	15,800
Short-term investments	70,387	39,791	76.9%	74,602
FHLB stock	27,058	27,058	—	28,160

	3,376,143	3,231,580	4.5%	3,002,013

Loans:
Mortgage	726,636	735,971	-1.3%	707,697
Commercial, mainly secured by real estate	130,819	129,670	0.9%	98,748
Consumer	31,534	30,282	4.1%	21,712

Loans receivable	888,989	895,923	-0.8%	828,157
Allowance for loan losses	(6,837)	(6,495)	5.3%	(7,860)

Loans receivable, net	882,152	889,428	-0.8%	820,297
Mortgage loans held for sale	19,572	17,963	9.0%	5,968

Total loans receivable, net	901,724	907,391	-0.6%	826,265

Securities sold but not yet delivered	707	1,034	-31.60%	23,369

Total securities and loans	4,278,574	4,140,005	3.3%	3,851,647

Other assets:
Cash and due from banks	15,930	14,892	7.0%	11,321
Accrued interest receivable	26,178	23,735	10.3%	19,071
Premises and equipment, net	15,471	15,269	1.3%	17,874
Deferred tax asset, net	6,980	6,191	12.7%	6,649
Foreclosed real estate, net	4,521	4,186	8.0%	978
Other assets	47,392	46,374	2.2%	30,851

Total other assets	116,472	110,647	5.3%	86,744

Total assets	$4,395,046	$4,250,652	3.4%	$3,938,391

Investments portfolio composition:
Mortgage-backed securities	54.8%	60.6%		79.3%
U.S. Government and agency obligations	36.3%	31.9%		13.0%
P.R. Government and agency obligations	3.2%	3.4%		3.8%
FHLB stock, short term investments and debt securities	5.7%	4.1%		3.9%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage (1)	82.1%	82.5%		85.6%
Commercial, mainly secured by real estate	14.4%	14.2%		11.8%
Consumer	3.5%	3.3%		2.6%

	100.0%	100.0%		100.0%

(1)	Includes loans held for sale.
At September 30, 2005, the Group’s total assets amounted to $4.395 billion, an increase of 3.4%, when compared to $4.251 billion at June 30, 2005. At September 30, 2005, interest-earning assets were $4.279 billion, a 3.3% increase compared to $4.140 billion at June 30, 2005.
Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations and Puerto Rico government municipal bonds. At September 30, 2005, the investment portfolio increased 4.5% to $3.376 billion, from $3.231 billion as of June 30, 2005. The increase reflects purchases of US and Puerto Rico government securities and sales of 30-year maturity mortgage-backed securities and collateralized mortgage obligations. These activities are in line with the Group’s strategy in a rising interest rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of long-term mortgage-backed securities.

At September 30, 2005, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, slightly decreased by 0.6% to $901.7 million when compared to $907.4 million at June 30, 2005. This was principally due to a conversion of $25 million whole mortgages into GNMA and normal portfolio run-offs. Commercial and consumer loans grew by 0.9% and 4.1%, respectively, to $130.8 million and $31.5 million, when compared to $129.7 million and $30.3 million at June 30, 2005. Such increases reflect the Group’s strategy to expand the commercial and consumer loan portfolios. During the quarter ended September 30, 2005, commercial loan production amounted to $23.0 million, a slight decrease of 2.6% over the year ago quarter but an increase of 117.6% from June 30, 2005 quarter-end. Consumer loan production expanded 19.8% over the prior year quarter, to $6.1 million. Mortgage production increased 19.8% to $73.3 million when compared to the prior year quarter.
TABLE 8 — NON-PERFORMING ASSETS
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2005
  (Dollars in thousands)

	September 30,	June 30,	Change in	September 30,
	2005	2005	%	2004
Non-performing assets:
Non- Accruing Loans	$20,586	$21,859	-5.8%	$21,247
Accruing Loans	7,869	8,997	-12.5%	7,777

Total Non-performing loans	28,455	30,856	-7.8%	29,024
Foreclosed real estate	4,521	4,186	8.0%	978

	$32,976	$35,042	-5.9%	$30,002

Non-performing assets to total assets	0.75%	0.82%	-9.0%	0.76%

TABLE 9 — NON-PERFORMING LOANS
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2005
  (Dollars in thousands)

	September 30,	June 30,	Change in	September 30,
	2005	2005	%	2004
Non-performing loans:
Mortgage	$23,385	$26,184	-10.7%	$25,801
Commercial, mainly secured by real estate	4,802	4,549	5.6%	2,898
Consumer	268	123	117.9%	325

Total	$28,455	$30,856	-7.8%	$29,024

Non-performing loans composition:
Mortgage	82.2%	84.9%		88.9%
Commercial, mainly secured by real estate	16.9%	14.7%		10.0%
Consumer	0.9%	0.4%		1.1%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	3.13%	3.38%	-7.4%	3.48%

Total assets	0.65%	0.73%	-11.0%	0.74%

Total capital	8.27%	9.04%	-8.5%	9.21%

At September 30, 2005, the Group’s non-performing assets totaled $33.0 million (0.75% of total assets) versus $35.0 million (0.82% of total assets) at June 30, 2005. Foreclosed real estate properties increased 8.0% to $4.5 million, when compared to $4.2 million reported as of June 30, 2005.
Non-performing consumer loans increased to $268,000 as of September 30, 2005, from $123,000 as of June 30, 2005, mainly due to the higher loan portfolio held by the Group. Non-performing mortgage loans decreased 10.7% to $23.4 million as of September 30, 2005, when compared to the June 30, 2005 non-performing level of $26.2 million. Such decrease is mainly due to a more aggressive effort made by management to foreclose the properties held as collateral. The commercial and residential real estate loan portfolios are well collateralized.

At September 30, 2005, the allowance for loan losses to non-performing loans coverage ratio was 24.03%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2005, the Group’s non-performing mortgage loans totaled $23.4 million (82% of the Group’s non-performing loans) a 10.7% decrease from the $26.2 million (85% of the Group’s non-performing loans) reported at June 30, 2005. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2005, the Group’s non-performing commercial loans amounted to $4.8 million (17% of the Group’s non-performing loans), a 5.6% increase from $4.6 million reported at June 30, 2005 (15% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2005, the Group’s non-performing consumer loans amounted to $268,000 (1% of the Group’s total non-performing loans), which increase from the $123,000 reported at June 30, 2005 (less than 1% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.
At September 30, 2005, the Group’s total liabilities reached $4.051 billion, 3.6% higher than the $3.909 billion reported at June 30, 2005. Deposits and borrowings, the Group’s funding sources, amounted to $4.012 billion at September 30, 2005, an increase of 3.8% when compared to $3.867 billion reported at June 30, 2005. At September 30, 2005, borrowings represented 65% of interest-bearing liabilities and deposits 31%, versus 67% and 32%, respectively, at June 30, 2005. The Group’s medium term objective is a 55%-45% ratio of borrowings to deposits, as it grows up the loan portfolio to 45% of total earning assets.
Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes and lines of credit. At September 30, 2005, borrowings amounted to $2.607 billion, 0.6% greater than the $2.591 billion at June 30, 2005. The increase is due to an increase of 0.8% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio as well as the Group’s strategy from the past two years to use lower cost repurchase agreements, coupled with interest rate swaps, to fix these costs over multi-year periods.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $300 million as of September 30, 2005, and June 30, 2005. The Group has the capacity to expand FHLB funding up to maximum of $532 million based on our current $27.1 million FHLB capital contribution.
At September 30, 2005, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.305 billion, up 4.1%, compared to the $1.253 billion reported as of June 30, 2005. Deposits reflected 6.5% sequential quarterly growth in certificates of deposits, to $1,067.8 million primarily due to an increase in one year CDs. Such increases are due in part to the Group’s success in opening accounts as part of its expanded commercial and consumer lending businesses and the Oriental Preferred program of bank services and accounts, as well as an increase in brokered deposits.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2004
(Dollars in thousands)

	September 30,	June 30,	Variance	September 30,
	2005	2005	%	2004
Deposits:
Non-interest bearing deposits	$61,307	$62,205	-1.4%	$42,703
Now accounts	84,615	89,930	-5.9%	83,500
Savings accounts	86,252	93,920	-8.2%	91,712
Certificates of deposit	1,067,781	1,002,908	6.5%	812,972

	1,299,955	1,248,963	4.1%	1,030,887
Accrued interest payable	4,817	3,934	22.4%	1,544

	1,304,772	1,252,897	4.1%	1,032,431

Borrowings:
Repurchase agreements	2,208,847	2,191,756	0.8%	2,101,340
Advances from FHLB	300,000	300,000	0.0%	300,000
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000
Federal Funds Purchased	11,641	12,310	-5.4%	—

	2,607,654	2,591,232	0.6%	2,488,506

Securities purchased but not yet received	100,000	22,772	339.1%	53,300

Total deposits and borrowings	4,012,426	3,866,901	3.8%	3,574,237
Other liabilities	38,443	42,584	-9.7%	49,290

Total liabilities	$4,050,869	$3,909,485	3.6%	$3,623,527

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.7%	5.0%		4.1%
Now accounts	6.5%	7.2%		8.1%
Savings accounts	6.6%	7.5%		8.9%
Certificates of deposit	82.2%	80.3%		78.9%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	84.7%	84.6%		84.4%
Advances from FHLB	11.5%	11.6%		12.1%
Subordinated capital notes	2.8%	2.8%		2.9%
Term notes	0.6%	0.6%		0.6%
Federal Funds Purchased	0.4%	0.4%		0.0%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$2,208,847	$2,191,756		$2,101,340

Daily average outstanding balance	$2,266,148	$2,174,312		$1,935,574

Maximum outstanding balance at any month-end	$2,328,939	$2,398,861		$2,101,340

Stockholders’ Equity
Stockholders’ equity as of September 30, 2005, was $344.2 million, a 0.9% increase from $341.2 million as of June 30, 2005. This increase reflects the impact of earnings retention and the improvement in Other Comprehensive Income resulted from the derivatives valuation for the three-month period ended September 30, 2005, partially offset by the new stock repurchase program. On August 30, 2005, the Group’s Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $12.1 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares.
On August 30, 2005 the Group declared a 0.14 cent cash dividend per share, totaling $3.5 million, an 11.3% increase compared to $3.1 million declared for the same period a year ago.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2005, the Group’s market capitalization for its outstanding common stock was $303.3 million ($12.24 per share).

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF SEPTEMBER 30, 2005, 2004 and JUNE 30, 2005
(In thousands, except for per share data)

	September 30,	June 30,	Variance	September 30,
	2005	2005	%	2004
Capital data:
Stockholders’ equity	$344,177	$341,167	0.9%	$314,864

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.33%	10.65%	-3.0%	11.18%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		3.00%

Actual Tier 1 Capital	$448,073	$447,543	0.1%	$423,358

Minimum Tier 1 Capital Required	$173,430	$168,080	3.2%	$113,357

Tier 1 Risk-Based Capital Ratio	38.80%	38.83%	-0.1%	37.87%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$448,073	$447,543	0.1%	$423,358

Minimum Tier 1 Risk-Based Capital Required	$46,192	$46,105	0.2%	$44,712

Total Risk-Based Capital Ratio	39.39%	39.39%	0.0%	38.58%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$454,910	$454,038	0.2%	$431,218

Minimum Total Risk-Based Capital Required	$92,384	$92,210	0.2%	$89,425

Stock data:
Outstanding common shares, net of treasury (1)	24,776	24,904	-0.5%	24,486

Book value (1)	$11.15	$10.97	1.6%	$10.08

Market Price at end of period	$12.24	$15.26	-19.8%	$24.60

Market capitalization	$303,258	$380,035	-20.2%	$602,356

	September 30,	September 30,	Variance
	2005	2004	%
Common dividend data:
Cash dividends declared	$3,470	$3,118	11.3%

Cash dividends declared per share (1)	$0.14	$0.13	10.0%

Payout ratio	48.04%	19.24%	149.7%

Dividend yield	3.94%	2.11%	86.7%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three fiscal periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
Fiscal 2005 (Transition period)
September 30, 2005	$16.51	$12.16	$0.14

Fiscal 2005
June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004 (1)	$26.64	$22.76	$0.13

Fiscal 2004 (1)
June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

December 31, 2003	$23.77	$19.88	$0.13

September 30, 2003	$22.30	$19.28	$0.12

Fiscal 2003 (1)
June 30, 2003	$21.77	$17.90	$0.12

March 31, 2003	$17.96	$16.58	$0.12

December 31, 2002	$17.03	$13.12	$0.12

September 30, 2002	$16.69	$13.72	$0.10

(1)	Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process and, also, oversees the Group’s sources, uses and pricing of funds.
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
The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying financial statements for more information related to the Group’s swaps, including those used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index, and other derivatives instruments used by the Group for hedging credit and market risk.
During the quarters ended September 30, 2005 and 2004, losses of $50,000 and of $570,000, respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the quarters ended September 30, 2005 and 2004 unrealized gains of $11.2 million and unrealized losses of $16.9 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income. Ineffectiveness of $199,000 and $509,000 were charged to earnings during the three-month periods ended September 30, 2005 and 2004, respectively.
At September 30, 2005 and June 30, 2005, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits, and to fix the cost of short-term borrowings and hedge mortgage loan purchased represented a liability of $22.3 million and $14.9 million, respectively, presented in accrued expenses and other liabilities; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an other asset of $14.3 million and $19.0 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $13.2 million and $18.2 million, respectively, recorded in deposits.
Rate changes expose the Group to changes in net interest income. The result of the sensitivity analysis on net interest income on a hypothetical 200 basis points rate increase as of September 30, 2005 for the next twelve months would be a decrease of $24.9 million or 34.37% of net interest income. The change for the same period, utilizing a hypothetical declining rate scenario of 100 basis points, is an increase of $11.6 million or 16.05%. Both hypothetical rate scenarios consider a gradual change of +200 and -100 basis points during the twelve-month period. The decreasing rate scenario has a floor of 25 basis points. These estimated changes are slightly above the policy guidelines established by the Board of Directors, which established a target of 15%.
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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of September 30, 2005, the Group had approximately $1.1 billion in securities and other investments available to cover liquidity needs. Securitizable loans provide additional asset-driven liquidity. These sources, in addition to the Group’s 10.33% leverage capital ratio, provide a stable funding base.
In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Group’s financial condition and delivery of acceptable collateral securities. The Group may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. The FHLB requires the Group to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2005, the Group has an additional borrowing capacity with the FHLB of $32.6 million based on the collateral already pledge to FHLB. However, the Group’s total borrowing capacity of FHLB based on its capital contribution is up to $532 million.
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
As of September 30, 2005, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $28.0 million. No borrowings were made during the quarter ended September 30, 2005 under such lines of credit. The agreements provide for unsecured advances to be used by the Bank on an overnight basis. Interest rates are negotiated at the time of the transactions. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by the ALCO Committee and are based on the Group’s commitments to make loans and purchase investments and its ability to generate funds.
The principal source of funding for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities. The Group meets its cash obligations and pays dividends to its common and preferred stockholders primarily through such dividends. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.
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
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. The IBE Act, as amended, imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income exceeds 20 percent of the bank’s net income in taxable years commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
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
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 “Act for the Educational Future of the Puerto Rican Children.” This law imposes an additional tax of 2.5% on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994. The law will be effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. Although the effectiveness of this law is subject to the final approval of the Legislature’s Joint Resolution Number 445, concerning the General Budget of the 2005-2006 fiscal year, which Joint Resolution was vetoed by the Governor, the Puerto Rico Treasury Department has taken the position that the law is in effect.

On October 20, 2005, the Puerto Rico Legislature approved a new tax bill. This bill imposes an additional tax of 1% on the net taxable income of banks. This bill will be applicable to all corporations mentioned or covered under the Act No. 55 of May 12, 1933, known as “The Banking Law of Puerto Rico,” as amended. The additional funds expected to be obtained from this tax will be assigned to the Department of Education of Puerto Rico. The additional tax, if it is finally approved by the Governor of Puerto Rico, will be effective for the tax years commencing after June 30, 2005 and ending on or before December 31, 2006.
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
Internal Control over Financial Reporting
There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.
PART — II            OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million ($5.8 net of tax) resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary, fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7,531,859 in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account; it could not reach a decision on the Group’s claim for $3,442,450 in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5,600,000 in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with “dolo”. It, therefore, awarded the Group $7,078,640 in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until after a new trial on the fraud in the Cash Accounts claim. After a final judgment is entered the parties would be allowed to exhaust their post-judgment and appellate rights. The Group expects to be able to request prejudgment interest, costs, fees and expenses related to its prosecution of this case.
In addition, the Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. The Group is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Group’s financial condition or results of operations.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)	None

b)	Not applicable

c)	Purchases of equity securities by the issuer and affiliated purchasers The following table sets forth issuer purchases of equity securities made by the Group during the three-month period ended September 30, 2005:

	(a)	(b)	(c)	(d)
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number of		Purchased as Part of	that May Yet Be
	Shares (or units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
From July 1, 2005 to July 31, 2005	—	—	—	—
From August 1, 2005 to August 31, 2005	200,000	$14.01	200,000	11,900,000
From September 1, 2005 to September 30, 2005	145,000	$13.75	145,000	11,755,000
Total	345,000	$13.92	345,000	11,755,000
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: November 9, 2005
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Héctor Méndez	Dated: November 9, 2005
Hector Mendez
Senior Executive Vice President,
Treasurer and Chief Financial Officer