Form 10-KT
period 2005-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2006-06-27
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended ,

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from July 1, 2005 to December 31, 2005.

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.
Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:
997 San Roberto Street
Oriental Center 10th Floor
Professional Offices Park
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $268.1 million based upon the reported closing price of $12.36 on the New York Stock Exchange as of December 31, 2005.

As of May 31, 2006, the Group had 24,622,629 shares of common stock outstanding.

Documents Incorporated By Reference
None.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2005

PART I
Item 1.	Business	3-17
Item 1A.	Risk Factors	18-21
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21-22
Item 3.	Legal Proceedings	22-23
Item 4.	Submissions of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23-25
Item 6.	Selected Financial Data	26-28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-68
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	68-71
Item 8.	Financial Statements and Supplementary Data	72-133
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	134

PART III
Item 10.	Directors and Executive Officers of the Registrant	134-138
Item 11.	Executive Compensation	139-145
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	146-148
Item 13.	Certain Relationships and Related Transactions	148
Item 14.	Principal Accountant Fees and Services	148-149

PART IV
Item 15.	Exhibits and Financial Statement Schedules	150-152
EX-21.0 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2 CONSENT OF KPMG LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
EX-99.0 SECTION 303 A.12(a) CERTIFICATION OF CEO

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

PART I

ITEM 1.  BUSINESS

General

The Group is a diversified, publicly-owned financial holding company, incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of financial services through its subsidiaries. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2005, the Group had, on a consolidated basis, $7.6 billion in total financial assets owned and under management, including total investments and loans of $4.4 billion, total deposits of $1.3 billion and stockholders’ equity of $341.8 million.

The Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; checking and savings accounts; financial planning, insurance, asset management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality service and marketing efforts focused on professional individuals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 24 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking-financial services franchise by expanding its commercial and consumer lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuing to maintain effective asset-liability management, growing non-interest revenues from banking and financial services and improving operating efficiencies.

In the fiscal year ended June 30, 2004, the Group embarked on a strategy designed to become a more traditional asset-based financial institution. The strategy involves:

(1)	Strengthening its banking-financial services franchise by expanding its ability to attract deposits and build relationships with mid net worth individual customers, and professional and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2)	Focusing on greater growth in mortgage, commercial and consumer lending; insurance products, trust and wealth management services, which traditionally have been one of the Group’s greatest strengths; and increasing the level of integration in the marketing and delivery of such banking and financial services;

(3)	Opening, expanding or relocating branch offices; improving operating efficiencies; and continuing to maintain effective asset-liability management; and

(4)	Implementing “The Oriental Way,” a broad ranging effort to instill in both employees and customers alike the Group’s determination to effectively serve its customer base in a responsive and professional manner.

Together with the establishment of a highly experienced group of senior and mid level executives, this strategy has generally resulted in sustained growth in the Group’s mortgage, commercial and consumer lending activities, allowing it to distinguish itself in a highly competitive industry. The increasing interest rate environment of recent years has validated the strategy’s basic premise for greater revenue diversity, which remains an integral part of the Group’s long-term goal.

While progress is expected to continue, the Group is not immune from general and local financial and economic conditions. However, the Group remains well capitalized, with one of the strongest regulatory capital positions in the Puerto Rico banking industry, and it is strongly situated, along with its active, ongoing efforts to reduce non-interest expenses, to carry forward this strategy. Past experience is not necessarily indicative of future performance, specially given current market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 24 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and, through its residential mortgage lending division, Oriental Mortgage, capitalizes on its banking network to provide residential mortgage loans to its clients. The Bank also operates two international banking entities pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one operates as a unit of the Bank, named O.B.T. International Bank (the “IBE unit”), and the other operates as a wholly owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The Group transferred most of the assets and liabilities of the IBE unit to the IBE subsidiary as of January 1, 2004. The international banking entities offer the Bank certain Puerto Rico tax advantages and their services are limited under Puerto Rico law to persons and assets/liabilities located outside Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities, with traditional retail banking products such as deposits and mortgage, commercial and consumer loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico. The Bank’s loan transactions include a diversified number of industries and activities, all of which are encompassed within three main categories: mortgage, commercial and consumer.

The Group’s mortgage banking activities are conducted through Oriental Mortgage, a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. Until December 2005, the Group outsourced the securitization of GNMA, FNMA and FHLMC mortgage-backed securities. In March 2006, and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group will continue to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and its mortgage loan portfolio to a third party.

Loan Underwriting

All loan originations, regardless of whether originated through the Group’s retail banking network or purchased from third parties, must be underwritten in accordance with the Group’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Group’s underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Group’s underwriting personnel, while operating within the Group’s loan offices, make underwriting decisions independent of the Group’s mortgage loan origination personnel.

Sale of Loans and Securitization Activities

The Group may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Group is an approved issuer of GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, Rural Housing Service (“RHS”) loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Group can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities, which the Group then sells to securities broker-dealers. Until the December 2005 quarter, the Group used a third party as the issuer of mortgage-backed securities. The issuance of mortgage-backed securities provides the Group with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Group also has the option to sell such loans through the FNMA and FHLMC cash window program.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The Group recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The Group is not engaged in sales of mortgage loans and mortgage-backed securities subject to recourse provisions, except for those provisions that allow for the repurchase of loans as a result of a breach of certain representations and warranties, other than those related to the credit quality of the loans included in the sale transactions. In addition, the servicing rights on mortgage loans originated and held by the Group are sold to another financial institution.

According to Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a transfer of financial assets (or all or a portion of the financial asset) in which the Group surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. The Group has surrendered control over transferred assets if and only if all of the following conditions are met:

a. T	he transferred assets have been isolated from the Group — put presumptively beyond the reach of the Group and its creditors, even in bankruptcy or other receivership.

b.	Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provided more than a trivial benefit to the Group.

c.	The Group does not maintain effective control over the transferred assets through either (1) an agreement that both entitled and obligates the Group to repurchase or redeem them before their maturity, or (2) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, the Group would account for the transfer as a secured borrowing with pledge of collateral.

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government obligations, and money market instruments. Mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC. For more information, see Note 3 to the accompanying consolidated financial statements.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, subordinated capital notes, and term notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Assets and Liabilities Management Committee (“ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR and mainland U.S. market interest rates.

Securities Brokerage and Investment Banking Activities

Oriental Financial Services Corp. (“OFSC”) is a Puerto Rico corporation and the Group’s subsidiary engaged in securities brokerage and investment banking activities in accordance with the Group’s strategy of providing fully integrated financial solutions to the Group’s clients. OFSC, a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through National Financial Services, LLC, a clearing broker which carries the accounts of OFSC’s customers on a “fully disclosed” basis.

OFSC offers securities brokerage services covering various investment alternatives, such as tax-advantaged fixed income securities, mutual funds, stocks and bonds, to retail and institutional clients. It also offers separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing.

OFSC also manages and participates in public offerings and private placements of debt and equity securities in Puerto Rico. Investment banking revenue from such activities, include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which OFSC acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

In January 2005, OFSC was selected for the third time to serve as Senior Manager, through 2007, for the Commonwealth of Puerto Rico’s bond syndicate in partnership with Banc of America Securities LLC. In connection therewith, OFSC has entered into an Agreement to Seek Municipal Securities Business with Banc of America Securities LLC. OFSC also participates as underwriter or selling group member in certain bond issues of Puerto Rico government instrumentalities.

Other Activities

Oriental Financial (PR) Statutory Trust I (“Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (“Statutory Trust II”) are special purpose entities of the Group that were formed for the purpose of issuing trust redeemable preferred securities. Such entities have each issued $35.0 million of trust redeemable preferred securities as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

Oriental Insurance Inc. (“Oriental Insurance”) is a Puerto Rico corporation and the Group’s subsidiary engaged in insurance agency services. It was established by the Group in order to take advantage of the cross-marketing opportunities provided by financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and anticipates continued growth as it expands the products and services it provides and continues to cross market its services to the Group’s existing customer base.

CPC, a Florida corporation, is the Group’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico and the Caribbean.

The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trusts, CPC and Oriental Insurance. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with the Group or its other subsidiaries.

Market Area and Competition

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of December 31, 2005, Puerto Rico had 10 commercial banking institutions with a total of approximately $103.0 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at December 31, 2005. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.

The Group competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates and by offering convenient branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.

Segment Disclosure

The Group has three reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production and fees generated.

For detailed information regarding performance of the Group’s operating segments, please refer to Note 18 to the Group’s accompanying consolidated financial statements.

Regulation and Supervision

General

The Group is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm-Leach-Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm-Leach-Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election must be and remain at all times “well capitalized” and “well managed.”

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i) states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that each depository institution controlled by the bank holding company is “well capitalized” as of the date the bank holding company submits its declaration; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company on the date the bank holding company submits it declaration; and (v) certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration. The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination. The Group elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, if the Group fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require the Group to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.

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

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

The Group is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The FDIC insures the Bank’s deposits up to $100,000 per depositor, except for certain retirement accounts which are insured up to $250,000 per depositor. The Bank is further subject to the regulation of the Puerto Rico Finance Board. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC, which insures its deposits to the maximum extent, permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with Bank affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

The Group’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing and selling of mortgage loans and the sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisal reports, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Group is also subject to regulation by the OCFI with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.

The Group and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. OFSC, as a registered broker-dealer, is subject to the supervision, examination and regulation of the NASD, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers.

Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.

Holding Company Structure

The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including the Group), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution’s capital stock and surplus with respect to any affiliate (including the Group), and, with respect to all affiliates, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts, carried out on an arm’s length basis, and consistent with safe and sound banking practices.

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

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (the “FHFB”). The FHLB serves as a credit facility for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of $500; 1% of the Bank’s aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations; or 5% of the Bank’s aggregate amount of outstanding advances by the FHLB-NY. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank. At no time may the aggregate amount of outstanding advances made by the FHLB-NY to the Bank exceed 20 times the amount paid in by the Bank for capital stock in the FHLB-NY.

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA, the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. The Bank is a “well-capitalized” institution.

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

Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of the following supervisory subgroups: “A,” “B,” or “C.” Group “A” institutions, like the Bank, are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Currently, well capitalized institutions in Group “A” are not assessed deposit insurance premiums.

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. This law merged, as of March 31, 2006, the two deposit insurance funds managed by the FDIC, the Bank Insurance Fund and the Savings Association Insurance Fund, into a new Deposit Insurance Fund. It also, among other things, increases to $250,000 the insurance coverage for retirement accounts, such as traditional and Roth IRA’s and self- directed Keogh plans, and establishes a method for considering an increase in the insurance limits on all deposit accounts (including retirement accounts) every five years starting in 2011 and based, in part, on inflation.

Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interest related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities.

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

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a minimum ratio of Tier 1 Capital to total assets of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines point out that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2005, the Group was in compliance with all capital requirements. For more information, please refer to Note 14 to the accompanying consolidated financial statements.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting stock of a depository institution if certain requirements are met.

Under the FDIC regulations governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to a greater than 10%

shareholders of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Group has a Compliance Department, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities.

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Group, OFSC and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.

The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented legislative reforms intended to address corporate and accounting fraud. SOX contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of SOX.

In addition to the establishment of an accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, SOX places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the Audit Committee of the Board of Directors (“Audit Committee”). In addition, SOX makes certain changes to the requirements for partner rotation after a period of time. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief legal officer or to both the company’s chief executive officer and its chief legal officer, and, if any of such officers does not appropriately respond, to report such evidence to the Audit Committee or other similar committee of the board of directors or to the board itself.

Under SOX, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report any such change within two business days of the change.

SOX increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s independent registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A company’s independent registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.

SOX also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal control over financial reporting. The Group is required to include in its annual report on Form 10-K an internal control report containing management’s assertions regarding the effectiveness of the Group’s internal control structure and procedures over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; of management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation of it, as of the end of the Group’s most recent fiscal year, including disclosure of any material weaknesses therein; of the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting; and a statement that the Group’s independent registered public accounting firm that audited its financial statements has issued an attestation report on management’s assessment of such internal control over financial reporting.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Puerto Rico Banking Act, which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Puerto Rico Banking Act. The OCFI generally examines the Bank at least once every year.

The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund is equal to the total paid-in capital on common and preferred stock. As of December 31, 2005, the Bank’s capital reserve fund, which is presented as “Legal surplus” in the accompanying consolidated financial statements, was $35.9 million.

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

The Puerto Rico Banking Act further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, commonwealth and municipal), which are secured by actual collateral.

The Puerto Rico Banking Act also requires change of control filings. When any person or entity will own, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of a bank, the acquiring parties must inform the OCFI of the details not less than 60 days prior to the date said transfer is to be consummated. The transfer shall require the approval of the OCFI if it results in a change of control of the bank. Under the Puerto Rico Banking Act, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Puerto Rico Banking Act generally restricts the amount a bank can lend to a single borrower. The Act prohibits one or more loans to the same person, firm, partnership, corporation or related parties financially dependent, in an aggregate amount that exceeds 15% of the bank’s paid-in capital and reserve fund. The regulations issued thereunder by the OCFI expand the above limitation to include 15% of 50% of the bank’s retained earnings. This additional lending limit is only allowed to institutions with: (1) a rating of “1” on their last regulatory examination and (2) classification of a “well-capitalized” institution. The 15% limitation is not applicable to loans guaranteed by collateral having a fair value of at least 25% more than the loan amount. It is also not applicable to letters of credit or guarantees and loans guaranteed by bonds, securities and debts of the government of the United States or Puerto Rico or bonds of Puerto Rico governmental agencies, instrumentalities or municipalities. The Group has a lending concentration of $87.5 million in one mortgage originator in Puerto Rico at December 31, 2005. This mortgage-related transaction is classified as a commercial loan, and is collateralized by mortgages on real estate properties, mainly one-to-four family residences, and is also guaranteed by the parent company of the mortgage originator. This mortgage-related transaction is performing in accordance with its contractual terms. On May 4, 2006, the Group obtained a waiver from the OCFI with respect to the statutory limit for loans to a single borrower (loan to one borrower limit), which allows the Group to retain this credit relationship in its portfolio until it is paid in full.

The Puerto Rico Finance Board is composed of the Commissioner of Financial Institutions of Puerto Rico; the Presidents of the Government Development Bank for Puerto Rico, the Economic Development Bank for Puerto Rico and the Planning Board; the Puerto Rico Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs; the Commissioner of Insurance; and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Cooperatives. It has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth, and promulgates regulations that specify maximum rates on various types of loans to individuals.

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

International Banking Center Regulatory Act of Puerto Rico

The business and operations of O.B.T. International Bank and Oriental International are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the OCFI, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBEs have to maintain books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In November 2003, the IBE Act was amended to impose income taxes at normal statutory rates on each IBE that operates as a unit of a bank, such as O.B.T. International Bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the Bank’s net income in the taxable year commenced on July 1, 2003 to June 30, 2004, 30 percent of the Bank’s net income in the taxable year commencing on July 1, 2004 to June 30, 2005, 20 percent of the Bank’s net income in the taxable six-month period commencing on July 1, 2005 to December 31, 2005 and 20 percent of the Bank’s net income in the taxable year commencing on January 1, 2006 to December 31, 2006, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank, such as Oriental International. As of January 1, 2004, most of the assets and liabilities of O.B.T. International Bank were transferred to Oriental International.

Employees

At December 31, 2005, the Group had 520 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

Internet access to reports

The Group’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the Group’s internet website at www.orientalonline.com, as soon as reasonably practicable after the Group electronically files such material with, or furnishes it to, the SEC.

The Group’s corporate governance guidelines, code of business conduct and ethics, and the charters of its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are available free of charge on the Group’s website at www.orientalonline.com in the investor relations section under the corporate governance link. The Group’s code of business conduct and ethic applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.  RISK FACTORS

In addition to the other information contained elsewhere in this report, and the Group’s other filings with the SEC, the following risk factors should be carefully considered in evaluating the Group and its subsidiaries. The risks and uncertainties described below are not the only ones facing the Group and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described below or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Puerto Rico’s current economic condition may have an adverse effect in the credit quality of our loan portfolio

During the first two weeks of May 2006, the central government of Puerto Rico experienced a partial shutdown and closed a number of government agencies due to the insufficiency of current budgetary funds necessary to maintain the operations of the government through the end of the current fiscal year, which ends on June 30, 2006. The partial shutdown included the closing of Puerto Rico’s public schools and indirectly forced the closing of government offices at certain municipalities. Approximately, 95,000 public employees were placed on unpaid leave until an agreement in principle was reached between the Governor and the Legislature. As a result of the agreement, government officials have been discussing legislation that would provide new sources of tax revenues to the Commonwealth and allow it to repay a loan from the Government Development Bank for Puerto Rico which was authorized to cover the current budgetary deficit. The current economic uncertainty that exists in Puerto Rico caused by the disagreements of the legislative and executive branches of the Puerto Rico government regarding the tax and fiscal reform and the budget approval, coupled with increases in the price of petroleum and other consumer goods, are aggravating concerns over the economic condition of the Commonwealth. The partial shutdown of government offices and public schools, the increase in petroleum prices, along with rising interest rates, may adversely impact employment and economic growth in Puerto Rico. These factors may have an adverse effect in the credit quality of our loan portfolio, as delinquency rates could increase in the short-term, until the economy stabilizes.

Fluctuations in interest rates may hurt our business

Interest rate fluctuations are the primary market risk affecting us. Changes in interest rates affect the following areas, among others, of our business:

•	the number of mortgage loans originated;

•	the interest income earned on loans and securities;

•	the value of securities holdings; and

•	gains from sales of loans and securities.

Our business could be adversely affected if we cannot maintain access to stable funding sources

Our business requires continuous access to various funding sources. While we are able to fund our operations through deposits as well as through borrowings from the Federal Home Loan Bank of New York, and other alternative sources, our business may be significantly dependent upon shorter-term borrowings, such as repurchase agreements.

The funding needed to maintain our growth strategy for our loan and investment portfolios is obtained, in large part, through repurchase agreements (“repos”) with maturities of one to three months. We have entered into interest rate swap agreements where we pay a fixed rate for a period of two to ten years, and receive a floating rate equal to one or three months LIBOR. These swaps are designed to hedge a portion of our exposure to changes in short-term interest rates on the repurchase agreements; thereby, allowing us to extend the maturity of the repo liability while renewing these agreements for additional terms. We believe the coverage provided by these hedges to be adequate to reduce our exposure to a rise in short-term interest rates.

While we expect to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business, which would have a material adverse effect on our operations and financial condition.

Increases in interest rates reduce demand for new mortgage loan originations and refinancings

Higher interest rates increase the cost of mortgage loans to consumers and reduce demand for mortgage loans, which negatively impacts our profits. Reduced demand for mortgage loans results in reduced loan originations by us, therefore generating lower mortgage origination income and lower gains on sale of loans. In addition, the demand for refinancing is particularly sensitive to increases in interest rates.

Increases in interest rates reduce net interest income

Increases in short-term interest rates reduce net interest income, which is an important part of our earnings. Net interest income is the difference between the interest received by us on our assets and the interest paid on our borrowings. Most of our assets, like mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of our borrowings are short-term, thus putting us in a liability sensitive position in terms of our balance sheet interest rate exposure. When interest rates rise, we must pay more in interest on our borrowings while interest earned on our assets does not rise as quickly, which causes profits to decrease.

Increases in interest rates may reduce the value of mortgage loans and securities holdings

Increases in interest rates may reduce the value of our financial assets and have an adverse impact on our earnings and financial condition. We own a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities which have both fixed and adjustable interest rates. The fair value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise, which may have an adverse effect on our earnings and financial condition. In addition, we may suffer losses as we sell loans to reduce future interest rate exposure. The fair value of an obligation with an adjustable interest rate can be adversely affected when interest rates increase due to a lag in the implementation of repricing terms as well as due to interest rate caps, which may limit the amount of increase in the obligation’s interest rate. Earnings can be further impacted negatively by a flattening in the slope of the yield curve, which tends to increase interest expense as short-term rates increase, while maintaining long-term rates, which may present favorable terms for our clients to exercise their prepayment options on their mortgage loans.

Declining interest rates could reduce interest income on cash and investments

We make loans and invest in debt generally issued by the federal and Puerto Rico governments. If interest rates decrease, the interest income derived from any new loans or investments which have fixed or variable rates will be less than interest income previously derived when rates were higher. Additionally, if interest rates decrease, our interest income will also decrease during the term of a loan or investment that bears interest at a variable rate. Furthermore, reduced interest rates will result in a decrease in income on our cash and short-term investments. Therefore, a decrease in interest rates may have an adverse effect on our business, results of operations and financial condition.

During periods of declining interest rates, prepayment of debt underlying asset-backed securities can be expected to accelerate. Accordingly, our ability to maintain the yield anticipated from investments in asset-backed securities will be affected by reductions in the principal amount of such securities resulting from such prepayments, and our ability to reinvest the returns of principal at comparable rates is subject to general prevailing interest rates at that time. Prepayments may also result in the realization of capital losses with respect to higher yielding securities that had been bought at a premium or the loss of opportunity to realize capital gains in the future from possible appreciation.

Our decisions regarding credit risk and the allowance for loan losses may materially and adversely affect our business and results of operations

Making loans is an essential element of our business, and there is a risk that our loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors. Default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others, are considered in this evaluation, as are the size and diversity of individual credits. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include specific allowances for identified problem loans, allowance by formula and an unallocated allowance.

In the six-month period ended December 31, 2005, we recorded a provision for loan losses of $1.9 million based on our overall evaluation of the risks of our loan portfolio. Although we believe that our allowance for loan losses is currently sufficient given the risk inherent in our loan portfolio, there is no precise method of predicting loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for loan losses would result in a decrease in our net earnings and capital and hinder our ability to pay dividends.

We are subject to default and other risks in connection with our mortgage loan originations

From the time that we fund the mortgage loans we originate to the time we sell them, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, we incur higher liquidity risk with respect to the non-conventional mortgage loans originated by us, because of their longer maturities and lack of a favorable secondary market in which to sell them.

Our exposure to overall credit risk will increase as a consequence of the increase in our commercial lending activities

We have increased our emphasis on commercial lending, which is likely to increase our overall credit risk. Banks generally charge higher interest rates on commercial loans than on residential mortgage loans, because larger loan losses are expected in this business line. Generally, commercial loans are considered to be riskier than residential mortgage loans because they have larger balances to a single borrower or group of related borrowers. In addition, the borrower’s ability to repay a commercial loan depends on the successful operation of the business or the property securing the loan. If we experience loan losses that are higher than our allowance for loan losses, our profits and financial condition would be adversely affected.

We are at risk because most of our business is conducted in Puerto Rico

Because most of our business activities are conducted in Puerto Rico, and a substantial portion of our credit exposure is in Puerto Rico, we are at risk from adverse economic, political or business developments, including a downturn in real estate values, and natural hazards that affect Puerto Rico. If Puerto Rico’s economy experiences an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios would probably increase substantially. This would cause our profitability to decrease.

Competition with other financial institutions could adversely affect our profitability

We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability.

Changes in statutes and regulations could adversely affect us

We, as a Puerto Rico-chartered financial holding company, and our various subsidiaries, are each subject to federal and Puerto Rico governmental supervision and regulation. There are laws and regulations which restrict transactions between us and our various subsidiaries. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have a substantial impact on our operations.

Banking regulations may restrict our ability to pay dividends

We may not be able to pay dividends in the future if we do not earn sufficient net income. Federal Reserve Board policy is that a bank holding company should pay dividends only out of its current net income. Federal and Puerto Rico banking regulations may also restrict the ability of Oriental Bank and Trust to make distributions to us. These distributions may be necessary for us to pay dividends on our common and preferred stock.

Competition in attracting talented people could adversely affect our operations

We depend on our ability to attract and retain key personnel, and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of our strategies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center 10th Floor, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns seven branch premises and leases seventeen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2005, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $26.2 million.

On June 30, 2005, the Group sold the Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico, for the amount of $3.4 million, to a local investor and his spouse. The local investor (“the Buyer”) is the brother of the Chairman of the Group’s Board of Directors. The building was the principal property owned by the Group for banking operations and other services. The Bank’s mortgage banking division and one of the principal branches and financial services office (brokerage and insurance) are located in that building.

The book value of that property at June 30, 2005, was $1.3 million. Also, on the same date, the Bank entered into a lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. This transaction was financed by a loan granted to the Buyer by the Group. The loan was for $2.0 million (56% loan to value) at 6.50% fixed interest for a period of 10 years, collateralized by the Las Cumbres building and the assignment of the monthly rent. The transaction was accounted for in accordance to the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and is being amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leaseback property each period.

On July 6, 2004, the Group announced plans for its new headquarters, Oriental Center, which will consolidate all corporate offices and support facilities into a building under construction at Professional Offices Park in San Juan, Puerto Rico. The Group is the anchor tenant by leasing 55,336 square feet of office space. The Group’s executive offices, the main offices of OFSC, as well as several support facilities of the Group, had been located at two different buildings within the Professional Offices Park facilities, and at the Tres Rios Building located in Guaynabo, Puerto Rico. All these facilities are being relocated to the new building constructed at Professional Offices Park. Occupancy of the new building began in May 2006. The lease term is for 10 years and commenced on the date that the premises were ready for occupancy.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2005, was $9.5 million.

ITEM 3.  LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specific sum can be anticipated as they are subject to the discretion of the court. To date, the court has not scheduled this new trial.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the previous two fiscal years and six-month period ended December 31, 2005, as well as cash dividends declared for such fiscal years and six-month period are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2005, the Group had approximately 6,127 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

On November 20, 2003, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2003. As a result, 1,798,722 shares of common stock were distributed on January 15, 2004, from the Group’s treasury stock account. For purposes of the computation of income per common share, cash dividends and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements. Also, on November 30, 2004, the Group declared a ten percent (10%) stock dividend on common stock held by shareholders of record as of December 31, 2004. As a result, a total of 2,236,152 shares of common stock were distributed on January 17, 2005 (1,993,711 shares of common stock were issued and 242,441 were distributed from the Group’s treasury stock account). For purposes of the computation of income per common share, cash dividends and stock price, the stock dividend was retroactively recognized for all periods presented in the accompanying consolidated financial statements.

On February 12, 2004, the Group filed a registration statement with the SEC for an offering of 2,565,000 shares of common stock. The registration statement was amended on February 27, 2004. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement, as amended, was declared effective by the SEC on March 3, 2004. On March 20, 2004, the underwriters exercised their options to purchase from the Group and the selling stockholders an aggregate of 384,750 shares of the Group’s common stock to cover over-allotments (255,000 of these shares were purchased from the Group and 129,750 from the three selling stockholders of the Group). Following such exercise, the total offering was for 2,949,750 shares at a public offering price of $28.00 per share, consisting of 1,955,000 shares offered by the Group and an aggregate of 994,750 shares by the three selling stockholders of the Group. Proceeds to the Group from the issuance of common stock were approximately $51.6 million, net of $3.2 million of issuance costs.

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

United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department “Withholding Tax Exemption Certificate for the Purpose of Section 1147” is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to foreign source income, including that arising from dividends from foreign corporations, such as the Group.

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

The following table shows certain information pertaining to the plans as of December 31, 2005:

			(c)
			Number of Securities
			Remaining Available
	(a)		for Future Issuance
	Number of Securities	(b)	Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Those
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by shareholders:
1996 Plan	536,369	$19.74	—
1998 Plan	327,882	10.42	136,656
2000 Plan	82,604	8.17	—

Total	946,855	$15.51	136,656

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Group was required to apply Statement 123(R) as of July 1, 2005. The implementation of this statement had no effect on the consolidated financial results of the Group as of July 1, 2005.

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

Subsequent to the adoption of SFAS 123R, the Group recorded approximately $11,000 related to compensation expense for options issued during the six-month period ended December 31, 2005.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth issuer purchases of equity securities made by the Group during the three-month period ended December 31, 2005:

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)		Purchased as Part	(or Units) that May
	Total Number of	(b)	of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Month	Purchased	per Share (or Unit)	Programs	Programs

October 2005	200,000	$11.62	200,000	$10,868,990
November 2005	—	—	—	—
December 2005	—	—	—	—

Total	200,000	$11.62	200,000	$10,868,990

On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. During the three-month period ended December 31, 2005, the Group repurchased 200,000 of its shares of common stock in the open market, at a total cost of $2.3 million, under such program.

For more information, please refer to Notes 1 and 14 to the accompanying consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 AND
FIVE-YEAR FISCAL PERIOD ENDED JUNE 30, 2005

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
		(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)
	(In thousands, except per share data)

EARNINGS:
Interest income	$105,086	$92,864	$189,312	$164,385	$151,746	$141,695	$120,344
Interest expense	70,706	46,149	102,899	77,174	77,335	82,695	91,281

Net interest income	34,380	46,715	86,413	87,211	74,411	59,000	29,063
Provision for loan losses	1,902	1,805	3,315	4,587	4,190	2,117	2,903

Net interest income after provision for loan losses	32,478	44,910	83,098	82,624	70,221	56,883	26,160
Non-interest income	16,382	22,347	34,885	46,034	39,039	31,250	20,383
Non-interest expenses	31,814	33,921	59,963	63,364	57,405	52,852	41,581

Income before taxes	17,046	33,336	58,020	65,294	51,855	35,281	4,962
Income tax benefit (expense)	(127)	(645)	1,649	(5,577)	(4,284)	(720)	1,318

Income before cumulative effect of change in accounting principle	16,919	32,691	59,669	59,717	47,571	34,561	6,280
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(164)

Net Income	16,919	32,691	59,669	59,717	47,571	34,561	6,116
Less: dividends on preferred stock	(2,401)	(2,401)	(4,802)	(4,198)	(2,387)	(2,387)	(2,387)

Income available to common shareholders	$14,518	$30,290	$54,867	$55,519	$45,184	$32,174	$3,729

PER SHARE AND DIVIDENDS DATA(1):
Basic EPS before cumulative effect of change in accounting principle	$0.59	$1.24	$2.23	$2.48	$2.15	$1.55	$0.19

Basic EPS after cumulative effect of change in accounting principle	$0.59	$1.24	$2.23	$2.48	$2.15	$1.55	$0.18

Diluted EPS before cumulative effect of change in accounting principle	$0.58	$1.17	$2.14	$2.32	$1.99	$1.46	$0.18

Diluted EPS after cumulative effect of change in accounting principle	$0.58	$1.17	$2.14	$2.32	$1.99	$1.46	$0.17

Average common shares outstanding	24,777	24,407	24,571	22,394	21,049	20,738	20,867
Average potential common share-options	340	1,546	1,104	1,486	1,643	1,313	625

Average shares and shares equivalents	25,117	25,953	25,675	23,880	22,692	22,051	21,492

Book value per common share	$11.14	$10.17	$10.88	$8.82	$7.38	$6.59	$3.93

Market price at end of period	$12.36	$28.31	$15.26	$27.07	$25.69	$25.36	$19.00

Cash dividends declared per common share	$0.28	$0.27	$0.55	$0.51	$0.45	$0.38	$0.36

Cash dividends declared on common share	$6,913	$6,582	$13,522	$11,425	$9,415	$7,840	$7,533

	December 31,		June 30,
	2005	2004	2005	2004	2003	2002	2001
		(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)

PERIOD END BALANCES:
Investments and loans
Investments	$3,476,767	$3,300,029	$3,231,580	$2,846,750	$2,232,330	$1,757,435	$1,459,991
Loans and leases (including loans held-for-sale), net	903,308	767,950	903,604	743,456	728,462	576,770	462,579
Securities sold but not yet delivered	44,009	688	1,034	47,312	1,894	71,750	14,108

	$4,424,084	$4,068,667	$4,136,218	$3,637,518	$2,962,686	$2,405,955	$1,936,678

Deposits and Borrowings
Deposits	$1,298,568	$1,065,923	$1,252,897	$1,024,349	$1,044,265	$968,850	$815,538
Repurchase agreements	2,427,880	2,342,207	2,197,926	1,897,429	1,401,256	998,025	916,952
Other borrowings	404,921	387,166	399,476	387,166	181,083	259,283	165,000
Securities and loans purchased but not yet received	43,354	87	22,772	89,068	152,219	56,195	—

	$4,174,723	$3,795,383	$3,873,071	$3,398,012	$2,778,823	$2,282,353	$1,897,490

Stockholders’ equity
Preferred equity	$68,000	$68,000	$68,000	$68,000	$33,500	$33,500	$33,500
Common equity	273,791	250,094	270,755	213,646	157,716	124,762	74,374

	$341,791	$318,094	$338,755	$281,646	$191,216	$158,262	$107,874

Capital ratios
Leverage capital	10.13%	10.17%	10.59%	10.88%	7.83%	7.47%	6.40%

Tier 1 risk-based capital	34.70%	38.91%	36.97%	36.77%	23.36%	20.94%	18.84%

Total risk-based capital	35.22%	39.60%	37.51%	37.48%	23.88%	21.28%	19.27%

SELECTED FINANCIAL RATIOS AND OTHER INFORMATION:
Return on average assets (ROA)	0.77%	1.65%	1.46%	1.79%	1.75%	1.55%	0.34%

Return on average common equity (ROE)	11.54%	24.78%	21.34%	32.35%	28.93%	32.66%	4.69%

Equity-to-assets ratio	7.52%	7.64%	7.98%	7.56%	6.29%	6.37%	5.30%

Efficiency ratio	66.12%	53.24%	51.39%	52.92%	55.77%	61.31%	76.85%

Expense ratio	0.85%	0.89%	0.75%	0.97%	1.13%	1.24%	0.97%

Interest rate spread	1.33%	2.27%	2.00%	2.64%	2.91%	2.59%	1.52%

Number of financial centers	24	23	24	23	23	21	20

Trust assets managed	$1,875,300	$1,770,938	$1,823,292	$1,670,651	$1,670,437	$1,382,268	$1,444,534
Broker-dealer assets gathered	1,132,286	1,237,960	1,135,115	1,051,812	962,919	1,118,181	1,002,253

Total Assets Managed	$3,007,586	$3,008,898	$2,958,407	$2,722,463	$2,633,356	$2,500,449	$2,446,787

(1)	Per share related information has been retroactively adjusted to reflect stock splits and stock dividends, when applicable.

(2)	Refer to Note 2 to the Group’s consolidated financial statements in Item 8 for information about the restatement.

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

	Six-Month Period Ended
Consolidated Ratios of Earnings to Combined	December 31,				Fiscal Year Ended June 30,
Fixed Charges and Preferred Stock Dividends:	2005		2004		2005		2004		2003		2002		2001

Excluding Interest on Deposits	1.27	x	1.84	x	1.66	x	2.11	x	2.00	x	1.61	x	1.05x
Including Interest on Deposits	1.20	x	1.62	x	1.48	x	1.72	x	1.60	x	1.38	x	1.03x

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of December 31, 2005 and 2004, and June 30, 2005 and 2004, the Group had noncumulative preferred stock issued and outstanding amounting to $68.0 million as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value. As of June 30, 2003, 2002, and 2001, the Group had noncumulative preferred stock, Series A, issued and outstanding amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and related notes in Item 8. This discussion and analysis contains forward-looking statements. Please see “Forward Looking Statements” and “Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

On August 30, 2005, the Group’s Board of Directors amended Section 1 of Article IX of the Group’s bylaws to change its fiscal year-end from June 30 to December 31. As a result of the change in fiscal year end, the following comparative periods are presented for purposes of discussion of results of operations:

•	Six-month period ended December 31, 2005 compared to six-month period ended December 31, 2004;

•	Fiscal year ended June 30, 2005 compared to fiscal year ended June 30, 2004; and

•	Fiscal year ended June 30, 2004 compared to fiscal year ended June 30, 2003.

All financial information presented in this discussion has been derived from the Group’s audited consolidated financial statements for the six-month period ended December 31, 2005 and the years ended June 30, 2005, 2004, 2003, 2002 and 2001, as well as its unaudited consolidated financial statements for the six-month period ended December 31, 2004. In the opinion of management, all adjustments, if any, considered necessary for a fair presentation have been included and are of a normal, recurring nature.

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement, please see Note 2 — “Restatement of Previously Issued Financial Statements” to the Group’s consolidated financial statements in Item 8 for a summary of the significant effects of the restatement as of June 30, 2005 and 2004, for the six-month period ended December 31, 2004, and for the fiscal years ended June 30, 2005, 2004 and 2003.

Comparison of the six-month periods ended December 31, 2005 and December 31, 2004:

The Group’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance and pension administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial markets fluctuations and other external factors, the Group’s commitment is to continue producing a balanced and growing revenue stream.

During the six-month period ended December 31, 2005, the Group continued expanding its executive management team and strengthened its banking and financial service franchise. The Group continued with The Oriental Way program to deliver world-class products and services, targeting the personal and commercial needs of Puerto Rico’s professionals and owners of small and mid-sized businesses. The results of these efforts reflected continued growth in commercial loans and tight control over non-interest expenses.

For the six-month period ended December 31, 2005, net income was $14.5 million, a decrease of 52.1% compared with $30.3 million reported in the same period of 2004. Earnings per diluted share decreased 50.4% to $0.58, compared to $1.17 per share reported for the same period of 2004. Net income for the quarter ended December 31, 2005, was $7.3 million, a decrease of 49.2% compared with net income of $14.4 million reported in the quarter ended December 31, 2004. Earnings per diluted share decreased 47.3% to $0.29, compared to $0.55 for the same quarter of 2004.

Return on common equity (ROE) and return on assets (ROA) for the six-month period ended December 31, 2005 were 11.54% and 0.77%, respectively, which represent a decrease of 53.4% in ROE, from 24.78% in the same period of 2004, and a decrease of 53.4% in ROA, from 1.65% in the same period of 2004.

Net interest income represented approximately 68% of the Group’s total revenues (defined as net interest income plus non interest income) in the six-month period ended December 31, 2005. During such six-month period, net interest income was $34.4 million, a decrease of 26.4% from the $46.7 million recorded for the same period of 2004. For the quarter ended December 31, 2005, net interest income decreased 26.1% to $17.1 million, compared with $23.1 million recorded in the quarter ended December 31, 2004. Higher interest income on increased investment securities volume was offset by lower average yields on such investments and higher interest rates on borrowings. Interest rate spread for the six-month period ended December 31, 2005 was 1.33% compared to 2.27% in the same period of 2004. Investment yields declined as the Group continued to reposition the portfolio, shifting into shorter-term government securities and away from longer-term, mortgage-backed securities. At December 31, 2005, interest earning assets increased 8.7% to $4.424 billion, compared to $4.069 billion at December 31, 2004, reflecting a 5.4% increase in investments from $3.300 billion to $3.477 billion, which consisted mainly of AAA-rated mortgage-backed securities and U.S. government and agency obligations.

The provision for loan losses for the six-month period ended December 31, 2005 increased 5.4% to $1.9 million from $1.8 million for the same period of 2004, reflecting higher allowance requirements related to the increase of commercial and consumer loan business in that period. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for loan losses for the year ended December 31, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level.

Non-interest income represented approximately 32.3% of the Group’s total revenues in the six-month period ended December 31, 2005. For such six-month period, non-interest income decreased 26.7% to $16.4 million from $22.3 million for the same period of 2004. Performance in such period of 2005 reflects decreases in revenues from financial services, investment banking activities, as well as mortgage banking and securities activities, partially offset by an increase in banking service revenues.

Total non-interest banking and financial services revenues decreased 19.4% to $13.7 million in the six-month period ended December 31, 2005, compared to $17.0 million for the same period of 2004. Banking service revenues increased 16.5% to $4.5 million compared to $3.9 million for the comparable period of 2004. Financial service revenues (commissions and fees from securities brokerage, investment banking, insurance and fiduciary activities) decreased 1.4% to $7.5 million compared to $7.6 million for the same period of 2004.

For the six-month period ended December 31, 2005, mortgage-banking revenues were $1.7 million, reflecting a decrease of 69.2% when compared with $5.5 million for the same period of 2004. Such decrease in mortgage revenues resulted from reduced sales of whole-loans in the open market, which resulted in lower gains on such transactions.

Non-interest expenses for the six-month period ended December 31, 2005 decreased 6.2% to $31.8 million, compared to $33.9 million for the same period of 2004, reflecting tight cost controls. The decrease was mainly due to reductions in compensation and employee benefits, as well as in advertising and business promotion and electronic banking charges. Professional and service fees increased 11.6% for such period of 2005, compared to the corresponding 2004 period, in part due to the impact of the compliance requirements of the Sarbanes-Oxley Act. The Group’s efficiency ratio in the six-month period ended December 31, 2005 was 66.12%, compared to 53.24% for the same six-month period of 2004. The Group computes its efficiency ratio by dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investment securities.

Total Group financial assets (including assets managed by the trust department, the retirement plan administration subsidiary, and securities broker-dealer subsidiary) increased 5.3% to $7.554 billion as of December 31, 2005, compared to $7.173 billion as of December 31, 2004. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary decreased to $3.008 billion from $3.009 billion as of December 31, 2004. The Group’s assets owned reached $4.547 billion as of December 31, 2005, an increase of 9.2%, compared to $4.164 billion as of December 31, 2004. Major contributors to this increase were the investment securities portfolio, which increased by 5.4% or $176.7 million, along with the loan portfolio, which increased by $135.4 million or 17.6%.

On the liability side, total deposits increased by 21.8%, from $1.066 billion at December 31, 2004, to $1.299 billion at December 31, 2005. This performance reflects the Group’s strategy of attracting longer-term checking and savings deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to serve their needs. Total borrowings increased 3.8%, from $2.729 billion at December 31, 2004, to $2.833 billion at December 31, 2005. The increase in borrowings was concentrated in larger balances of repurchase agreements and federal funds purchased during 2005. The increase in borrowed funds was used primarily to fund the Group’s investment and loan portfolio growth.

The Group continued strengthening its capital base during 2005. Stockholders’ equity as of December 31, 2005 was $341.8 million, an increase of 7.4% from $318.1 million as of December 31, 2004. This increase reflects the impact of earnings retention.

Comparison of the fiscal years ended June 30, 2005 and 2004:

For fiscal 2005, net income was $54.9 million, a decrease of 1.2% compared with $55.5 million reported for fiscal 2004. Earnings per diluted share decreased 7.8% to $2.14 for fiscal 2005, compared to $2.32 per diluted share for the same fiscal period of 2004.

ROE and ROA for the fiscal year ended June 30, 2005 were 21.34% and 1.46%, respectively, which represent a decrease of 34.0% in ROE, from 32.35% in the same fiscal period of 2004, and a decrease of 18.4% in ROA, from 1.79% in the fiscal year ended June 30, 2004.

Net interest income represented approximately 71% of the Group’s total revenues during the fiscal year ended June 30, 2005 and amounted to $86.4 million, a decrease of 0.9% from the $87.2 million recorded for the fiscal year ended June 30, 2004. Higher interest income on increased investment securities volume was offset by lower average yields on such investments and higher interest rates on borrowings. Interest rate spread for the fiscal year ended June 30, 2005 was 2.00% compared to 2.64% in the corresponding 2004 period, reflecting the margin reduction provoked by increases in market interest rates combined with the Group’s liability sensitive position in its balance sheet. Investment yields declined as the Group continued to reposition the portfolio, shifting into shorter-term government securities and away from longer-term, mortgage-backed securities. As of June 30, 2005, interest earning assets increased 13.7% to $4.136 billion compared to June 30, 2004, primarily driven by a 13.5% increase in investments to $3.232 billion, which consisted mainly of AAA-rated mortgage-backed securities and U.S. government and agency obligations.

The provision for loan losses for the fiscal year ended June 30, 2005 decreased 27.7% to $3.3 million from $4.6 million for the same period of 2004, reflecting lower allowance requirements related to the stabilization of commercial and consumer loan business in the fiscal year ended June 30, 2005. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the fiscal year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $743.5 million as of June 30, 2004 to $903.6 million as of June 30, 2005 (a 21.5% increase) and there was an increase in the net credit losses from $2.1 million for the fiscal year ended June 30, 2004 to $4.4 million for the fiscal year ended June 30, 2005 (an increase of 111.8%). The main reason for the decrease in the provision is that during the fiscal year ended June 30. 2004, management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the fiscal year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.

Non-interest income represented approximately 28.8% of the Group’s total revenues in the fiscal year ended June 30, 2005. For such fiscal period, non-interest income decreased 24.2% to $34.9 million from $46.0 million from the fiscal year ended June 30, 2004. Performance in the fiscal year ended June 30, 2005 reflects increases in banking service revenues, totally offset by decreases in revenues from financial services, investment banking activities, and securities, derivatives and trading activities.

Total non-interest banking and financial services revenues decreased 8.0% to $29.9 million in the fiscal year ended June 30, 2005, compared to $32.5 million in the corresponding fiscal period of 2004. Banking service revenues increased 8.2% to $7.8 million, compared to $7.2 million in the fiscal year ended June 30, 2004. Financial service revenues (commissions and fees from securities brokerage, investment banking, insurance and fiduciary activities) decreased 18.4% to $14.4 million compared to $17.6 million in the fiscal year ended June 30, 2004.

For the fiscal year ended June 30, 2005, mortgage-banking revenues were $7.8 million, reflecting an increase of 0.7% when compared with $7.7 million for the previous fiscal year. Such increase in mortgage revenues resulted from higher gains on the sale of whole-loans in the open market.

Non-interest expenses for the fiscal year ended June 30, 2005 decreased 5.4% to $60.0 million, compared to $63.4 million in the previous fiscal year. The reduction was mainly due to lower compensation and employee benefits for the fiscal year ended June 30, 2005 in the amount of $4.9 million, compared to the fiscal year ended June 30, 2004. This $4.9 million decrease was mainly due to a decrease in fair value of the Group’s common stock from one period to the other which resulted in a credit to compensation expense of $3.1 million as a result of the application of the variable accounting to outstanding options granted to certain employees. With respect to the other categories of non-interest expenses, the Group reflected increases in professional and service fees, in part due to the impact of the compliance requirements of the Sarbanes-Oxley Act, and in electronic banking charges. The Group’s efficiency ratio in the fiscal year ended June 30, 2005 was 51.39%, compared to 52.92% a year earlier. The Group computes its efficiency ratio by dividing operating expenses by the sum of net interest income and recurring non-interest income, but excluding gains on sale of investment securities.

Total Group financial assets (including assets managed by the trust department, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary) increased 11.7% to $7.205 billion as of June 30, 2005, compared to $6.448 billion as of June 30, 2004. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary increased 8.7%, year-over-year, to $2.958 billion from $2.722 billion as of June 30, 2004. This increase was primarily due to the equity market recovery impact on assets gathered by the Group’s securities broker-dealer subsidiary as well as the development of new business and trust relationships throughout the year. The Group’s bank assets reached $4.247 billion as of June 30, 2005, an increase of 14.0%, compared to $3.726 billion as of June 30, 2004. Major contributors to this increase were the investment securities portfolio, which increased by 13.5% or $384.8 million, along with the loan portfolio, which increased by $160.1 million or 21.5%.

On the liability side, total deposits increased by 22.3% from $1.024 billion at June 30, 2004, to $1.253 billion at June 30, 2005. This performance reflects the Group’s strategy of attracting longer-term checking and savings deposits from consumer, professional and commercial customers, based on the Group’s total capabilities to serve their needs. Total borrowings increased 13.7% from $2.285 billion at June 30, 2004, to $2.597 billion at June 30, 2005. The increase in borrowings was concentrated in larger balances of repurchase agreements and federal funds purchased during the fiscal year ended June 30, 2005. The increase in borrowed funds was used primarily to fund the Group’s investment and loan portfolio growth.

The Group strengthened its capital base during the fiscal year ended June 30, 2005. Stockholders’ equity as of June 30, 2005 was $338.8 million, an increase of 20.3% from $281.6 million as of June 30, 2004. This increase reflects the impact of earnings retention.

Comparison of the fiscal years ended June 30, 2004 and 2003:

For the fiscal year ended June 30, 2004, net income was $55.5 million, an increase of 22.9% compared with $45.2 million reported in the comparable fiscal period of 2003. Earnings per diluted share increased 16.6% to $2.32, compared to $1.99 per diluted share for the fiscal year ended June 30, 2003.

Earnings per share for the fiscal year ended June 30, 2004 were affected by more average shares outstanding, as a result of the Group’s March 2004 secondary offering of 1,955,000 common shares, which raised $51.6 million (net of expenses), and dividends paid on the Series B Preferred Stock issued in September 2003, which raised $33.1 million (net of expenses). Excluding the effect of the new common shares and the Series B Preferred Stock dividend, earnings per share would have been higher by an additional $0.14 for the year ended June 30, 2004.

ROE and ROA for the fiscal year ended June 30, 2004 were 32.35% and 1.79%, respectively, which represent an increase of 11.8% in ROE, from 28.93% in the fiscal year ended June 30, 2003, and an increase of 2.3% in ROA, from 1.75% in fiscal 2003.

Net interest income represented approximately 65% of the Group’s total revenues (defined as net interest income plus non interest income) in the fiscal year ended June 30, 2004. For such period, net interest income was $87.2 million, an increase of 17.2% from the $74.4 million recorded for the corresponding fiscal period of 2003. Results benefited from a larger volume of interest earning assets (investment and loans) partially offset by lower average yields. Interest rate spread equaled 2.64% for the fiscal year ended June 30, 2004. At June 30, 2004, interest earning assets increased 22.8% to $3.638 billion compared to June 30, 2003, reflecting a 27.5% increase in investments to $2.847 billion, which consisted mainly of AAA-rated mortgage-backed securities and Puerto Rico government agency obligations.

The provision for loan losses for the fiscal year ended June 30, 2004 increased 9.5% to $4.6 million from $4.2 million for the corresponding fiscal period of 2003 reflecting higher allowance requirements related to the expanded commercial and consumer loan business in the fiscal year ended June 30, 2004.

Non-interest income represented approximately 34.5% of the Group’s total revenues in the fiscal year ended June 30, 2004. For such period, non-interest income grew by 17.9% to $46.0 million from $39.0 million a year earlier. Key factors for such increase included the success of the Group’s product and service marketing programs, the result of general improvement in equity markets, increased underwriting activities, higher revenues from fiduciary service fees, and income generated by CPC which was acquired in January 2003.

Total non-interest banking and financial services revenues increased 14.2% to $32.5 million in the fiscal year ended June 30, 2004 compared to $28.5 million in the corresponding fiscal period of 2003. Banking service revenues increased 20.1% to $7.2 million compared to $6.0 million in the fiscal year ended June 30, 2003. Financial service revenues (commissions and fees from broker, insurance and fiduciary activities) increased 21.7% to $17.6 million compared to $14.5 million in the fiscal year ended June 30, 2003.

For the fiscal year ended June 30, 2004, mortgage-banking activity revenue was $7.7 million reflecting a decrease of 3.8% when compared with $8.0 million for the previous fiscal year. Such decrease in mortgage production was primarily due to the Group’s decision to temporarily moderate loan activity based on fourth quarter market conditions, which also resulted in lower mortgage banking revenue.

Non-interest expenses for the fiscal year ended June 30, 2004 increased 10.4% to $63.4 million, compared to $57.4 million in the previous fiscal year. The increase was mainly due to higher compensation and employee benefits for the fiscal year ended June 30, 2004 in the amount of $4.2 million, compared to the fiscal year ended June 30, 2003. This $4.2 million increase was mainly due to increases in fair value of the Group’s common stock from one period to the other which resulted in additional compensation expense of $3.9 million as a result of the application of the variable accounting to outstanding options granted to certain employees. However, the Group’s efficiency ratio in the fiscal year ended June 30, 2004 improved to 52.92%, compared to 55.77% a year earlier.

Total Group financial assets (including assets managed by the trust department, the retirement plan administration subsidiary, and securities broker-dealer subsidiary) increased 13.6% to $6.448 billion as of June 30, 2004, compared to $5.674 billion as of June 30, 2003. Assets managed by the Group’s trust department, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary increased 3.4%, year-over-year, to $2.722 billion from $2.633 billion as of June 30, 2003. This increase was primarily due to the equity market recovery impact on assets gathered by the Group’s securities broker-dealer subsidiary. The Group’s bank assets reached $3.726 billion as of June 30, 2004, an increase of 22.5%, compared to $3.041 billion as of June 30, 2003. Major contributors to this increase were the investment securities portfolio, which increased by 27.5% or $614.4 million, along with the loan portfolio, which increased by $15.0 million or 2.1%.

On the liability side, total deposits decreased by 1.9% from $1.044 billion at June 30, 2003, to $1.024 billion at June 30, 2004. The decrease in deposits primarily reflects the Group’s decision to cut back on certificates of deposit in favor of other lower-cost funding sources. Total borrowings increased 44.4% from $1.582 billion at June 30, 2003, to $2.285 billion at June 30, 2004. The increase in borrowings was concentrated in larger balances of repurchase agreements, FHLB-NY advances and subordinated capital notes. The increase in borrowed funds was used primarily to fund the Group’ investment and loan portfolio growth.

The Group continued strengthening its capital base during fiscal 2004. Stockholders’ equity as of June 30, 2004 was $281.6 million, an increase of 47.3% from $191.2 million as of June 30, 2003. This increase reflects the improvement in net income, net proceeds of $33.1 million from the issuance of the Series B Preferred Stock in the first quarter of fiscal 2004 and $51.6 million, net of related expenses, from the issuance of 1,955,000 shares of common stock in the third quarter of fiscal 2004, partially offset by the increase in the accumulated other comprehensive loss of $45.1 million, mostly associated with an increase in unrealized losses on the securities available-for-sale portfolio from fiscal 2003 to fiscal 2004.

TABLE 1A — ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

For the Six-Month Periods Ended December 31, 2005 and 2004

	Interest		Average Rate		Average Balance
	Six-Month Period		Six-Month Period		Six-Month Period
	Ended December 31,		Ended December 31,		Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$105,086	$92,864	4.91%	4.89%	$4,276,515	$3,795,805
Tax equivalent adjustment	23,912	21,167	1.12%	1.12%	—	—

Interest-earning assets — tax equivalent	128,998	114,031	6.03%	6.01%	4,276,515	3,795,805
Interest-bearing liabilities	70,706	46,149	3.58%	2.62%	3,953,452	3,526,701

Tax equivalent net interest income/spread	$58,292	$67,882	2.45%	3.39%	$323,063	$269,104

Tax equivalent interest rate margin			2.72%	3.58%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$73,540	$67,039	4.46%	4.53%	$3,300,864	$2,962,126
Investment management fees	(824)	(958)	(0.05)%	(0.06)%	—	—

Total investment securities	72,716	66,081	4.41%	4.47%	3,300,864	2,962,126
Trading securities	4	2	3.31%	0.41%	242	975
Money market investments	1,465	171	5.17%	1.65%	56,691	20,788

	74,185	66,254	4.42%	4.44%	3,357,797	2,983,889

Loans(1):
Mortgage(2)	24,617	22,558	6.50%	6.50%	757,207	694,529
Commercial	4,602	3,002	7.11%	6.24%	129,506	96,264
Consumer	1,682	1,050	10.51%	9.94%	32,005	21,123

	30,901	26,610	6.73%	6.55%	918,718	811,916

	105,086	92,864	4.91%	4.89%	4,276,515	3,795,805

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	60,334	50,728
Now accounts	445	438	1.05%	1.06%	84,809	82,931
Savings	440	472	1.02%	1.02%	86,135	92,623
Certificates of deposits	19,396	12,513	3.70%	3.16%	1,049,495	793,112

	20,281	13,423	3.17%	2.63%	1,280,773	1,019,394

	Interest		Average Rate		Average Balance
	Six-Month Period		Six-Month Period		Six-Month Period
	Ended December 31,		Ended December 31,		Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in thousands)

Borrowings:
Repurchase agreements	43,807	18,856	3.86%	1.79%	2,270,145	2,109,690
Interest rate risk management	(1,255)	7,388	(0.11)%	0.70%	—	—
Financing fees	357	311	0.03%	0.03%	—	—

Total repurchase agreements	42,909	26,555	3.78%	2.52%	2,270,145	2,109,690
FHLB advances	4,595	4,002	3.01%	2.58%	305,430	310,451
Subordinated capital notes	2,470	2,046	6.85%	5.67%	72,166	72,166
Term notes	261	123	3.48%	1.64%	15,000	15,000
Other borrowings	190	—	3.82%	—	9,938	—

	50,425	32,726	3.77%	2.61%	2,672,679	2,507,307

	70,706	46,149	3.58%	2.62%	3,953,452	3,526,701

Net interest income/spread	$34,380	$46,715	1.33%	2.27%

Interest rate margin			1.61%	2.46%

Excess of interest-earning assets over interest-bearing liabilities					$323,063	$269,104

Interest-earning assets over interest-bearing liabilities ratio					108.17%	107.63%

	December 31, 2005 versus
	December 31, 2004
	Volume	Rate	Total

C. CHANGES IN NET INTEREST INCOME DUE TO(3):
Interest Income:
Loans(1)	$3,615	$676	$4,291
Investments	8,262	(331)	7,931

	11,877	345	12,222

Interest Expense:
Deposits	6,762	96	6,858
Repurchase agreements	1,838	14,515	16,353
Other borrowings	75	1,271	1,346

	8,675	15,882	24,557

Net Interest Income	$3,202	$(15,537)	$(12,335)

(1)	— Loan fees amounted to $880 and $1,352 for the six-month periods ended December 31, 2005 and 2004, respectively.

(2)	— Real estate loans averages include loans held-for-sale.

(3)	— The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

TABLE 1B — ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE: Fiscal Years Ended June 30, 2005, 2004 and 2003

	Interest			Average Rate			Average Balance
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$189,312	$164,385	$151,746	4.81%	5.19%	6.09%	$3,932,822	$3,168,832	$2,493,382
Tax equivalent adjustment	42,411	35,223	52,895	1.08%	1.11%	2.12%	—	—	—

Interest-earning assets — tax equivalent	231,723	199,608	204,641	5.89%	6.30%	8.21%	3,932,822	3,168,832	2,493,382
Interest-bearing liabilities	102,899	77,174	77,335	2.81%	2.55%	3.18%	3,659,858	3,026,876	2,430,456

Tax equivalent net interest income/spread	$128,824	$122,434	$127,306	3.08%	3.75%	5.03%	$272,964	$141,956	$62,926

Tax equivalent interest rate margin				3.27%	3.86%	5.11%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$135,710	$113,732	$100,905	4.41%	4.70%	5.61%	$3,074,679	$2,419,264	$1,799,458
Investment management fees	(1,898)	(1,685)	(1,443)	(0.06)%	(0.07)%	(0.08)%	—	—	—

Total investment securities	133,812	112,047	99,462	4.35%	4.63%	5.53%	3,074,679	2,419,264	1,799,458
Trading securities	8	44	502	1.21%	3.26%	4.86%	662	1,350	10,332
Money market investments	526	164	296	2.00%	1.53%	1.93%	26,242	10,714	15,345

	134,346	112,255	100,260	4.33%	4.62%	5.49%	3,101,583	2,431,328	1,825,135

Loans(1):
Mortgage(2)	45,943	46,467	45,848	6.57%	7.01%	7.54%	699,027	662,590	608,189
Commercial	6,674	3,336	2,958	6.14%	5.85%	7.31%	108,636	57,047	40,477
Consumer	2,349	2,327	2,680	9.96%	13.02%	13.69%	23,576	17,867	19,581

	54,966	52,130	51,486	6.61%	7.07%	7.70%	831,239	737,504	668,247

	189,312	164,385	151,746	4.81%	5.19%	6.09%	3,932,822	3,168,832	2,493,382

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	54,986	51,906	56,263
Now accounts	900	818	1,054	1.05%	1.08%	1.69%	85,756	75,495	62,436
Savings	941	1,079	1,319	1.01%	1.22%	1.55%	93,218	88,568	84,874
Certificates of deposits	27,903	28,115	31,284	3.27%	3.38%	3.83%	854,337	831,167	816,197

	29,744	30,012	33,657	2.73%	2.87%	3.30%	1,088,297	1,047,136	1,019,770

Borrowings:
Repurchase agreements	49,746	17,805	17,362	2.29%	1.12%	1.50%	2,174,312	1,595,717	1,158,243
Interest rate risk management	10,131	17,744	16,141	0.47%	1.11%	1.39%	—	—	—
Financing fees	647	469	331	0.03%	0.03%	0.03%	—	—	—

Total repurchase agreements	60,524	36,018	33,834	2.78%	2.26%	2.92%	2,174,312	1,595,717	1,158,243
FHLB advances	7,962	8,011	7,709	2.58%	2.63%	3.83%	308,930	304,547	201,360
Subordinated capital notes	4,318	2,986	1,926	5.98%	4.63%	5.34%	72,166	64,476	36,083
Term notes	317	147	209	2.11%	0.98%	1.39%	15,000	15,000	15,000
Other borrowings	34	—	—	2.95%	—	—	1,153	—	—

	73,155	47,162	43,678	2.84%	2.38%	3.10%	2,571,561	1,979,740	1,410,686

	102,899	77,174	77,335	2.81%	2.55%	3.18%	3,659,858	3,026,876	2,430,456

Net interest income/spread	$86,413	$87,211	$74,411	2.00%	2.64%	2.91%

Interest rate margin				2.19%	2.75%	2.99%

Excess of interest-earning assets over interest-bearing liabilities							$272,964	$141,956	$62,926

Interest-earning assets over interest-bearing liabilities ratio							107.46%	104.69%	102.59%

	Fiscal 2005 versus 2004			Fiscal 2004 versus 2003
	Volume	Rate	Total	Volume	Rate	Total

C. CHANGES IN NET INTEREST INCOME DUE TO(3):
Interest Income:
Loans(1)	$6,342	$(3,506)	$2,836	$5,089	$(4,445)	$644
Investments	29,383	(7,292)	22,091	29,710	(17,715)	11,995

	35,725	(10,798)	24,927	34,799	(22,160)	12,639

Interest Expense:
Deposits	1,154	(1,422)	(268)	883	(4,528)	(3,645)
Repurchase agreements	21,598	2,908	24,506	14,581	(12,397)	2,184
Other borrowings	363	1,124	1,487	4,250	(2,950)	1,300

	23,115	2,610	25,725	19,714	(19,875)	(161)

Net Interest Income	$12,610	$(13,408)	$(798)	$15,085	$(2,285)	$12,800

(1)	— Loan fees amounted to $880, $1,352, $2,430, $2,923 and $2,333 for the six months period ended December 31, 2005 and 2004 and in fiscal 2005, 2004 and 2003, respectively.

(2)	— Real estate loans averages include loans held-for-sale.

(3)	— The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

Net Interest Income

Comparison of the six-month periods ended December 31, 2005 and 2004:

Net interest income is affected by the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1A shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the six-month periods ended December 31, 2005 and 2004.

Net interest income decreased 26.4% to $34.4 million in the six-month period ended December 31, 2005, from $46.7 million in the same six-month period of 2004. This decrease was due to a positive volume variance of $3.2 million, offset by a negative rate variance of $15.5 million, as average interest earning assets increased 12.7% to $4.277 billion as of December 31, 2005, from $3.796 billion as of December 31, 2004, while the interest rate margin declined 85 basis points to 1.61% for the same period of 2005, from 2.46% for the same period of 2004. The interest rate spread declined 94 basis points to 1.33% for the six-month period ended December 31, 2005, from 2.27% for the same period of 2004, due to a 2 basis point increase in the average yield of interest earning assets to 4.91% from 4.89%, in addition to a 96 basis point increase in the average cost of funds to 3.58% from 2.62%. The increase in the average yield of interest earning assets was primarily due to the purchase of securities with lower rates, reflecting market conditions, prepayments of higher rate mortgage loans and mortgage-backed securities, and the repricing of adjustable and floating interest rate commercial loans. The increase in the average cost of funds was primarily due to higher rates paid on repurchase agreements and other borrowings due to the impact of the increases in short-term borrowing rates.

Interest income increased 13.2% to $105.1 million for the six-month period ended December 31, 2005, as compared to $92.9 million for the same six-month period of 2004, reflecting a 12.7% increase in the average balance of interest earning assets, which grew to $4.277 billion in the 2005 six-month period ended December 31, 2005, from $3.796 billion for the same period of 2004, with an increase in yield to 4.91% from 4.89%. Interest income is generated by investment securities, which accounted for 70.6% of total interest income, and from loans, which accounted for 29.4% of total interest income. Interest income from investments increased 12.0% to $74.2 million, due to a 12.5% increase in the average balance of investments, which grew to $3.358 billion, partially offset by a 2 basis point decline in yield from 4.44% to 4.42%. The increase in investments reflects a 21.5% increase in U.S. government and agency obligations, which grew to $1.251 billion as of December 31, 2005, from $819.0 million as of December 31, 2004. Interest income from loans increased 16.1% to $30.9 million, mainly due to a 13.2% increase in the average balance of loans, which grew to $918.7 million, in addition to an 18 basis point increase in yield from 6.55% to 6.73%. Total loans remained approximately at the same level comparing December 31, 2005 to June 30, 2005 at $903 million. Over 90% of the commercial loans are secured by mortgages.

Interest expense increased 53.2%, to $70.7 million for the six-month period ended December 31, 2005, from $46.1 million for the same period of 2004, due to a 96 basis point increase in the average cost of retail and wholesale funds, to 3.58% for the 2005 six-month period, from 2.62% for the same period of 2004. The increase is also due to the expansion of the average interest-bearing liabilities to $3.953 billion, from $3.527 billion, in order to fund the growth of the Group’s investment and loan portfolios. The average cost of retail deposits increased 54 basis points, to 3.17% for the six-month period ended December 31, 2005, from 2.63% for the same period of 2004, and the average cost of wholesale funding sources increased 116 basis points, to 3.77%, from 2.61%, substantially reflected in repurchase agreements, which increased 126 basis points, to 3.78% and subordinated capital notes which increased 118 basis points.

Comparison of the fiscal years ended June 30, 2005 and 2004:

Net interest income decreased 0.9%, to $86.4 million in the fiscal year ended June 30, 2005, from $87.2 million in the corresponding fiscal period of 2004. This decrease was due to a positive volume variance of $12.6 million, offset by a negative rate variance of $13.4 million, as average interest earning assets increased 24.1%, to $3.933 billion as of June 30, 2005, from $3.169 billion as of June 30, 2004, while the interest rate margin declined 56 basis points, to 2.19% for the fiscal year ended June 30, 2005, from 2.75% for fiscal period of 2004. The interest rate spread declined 64 basis points, to 2.00% in the fiscal year ended June 30, 2005, from 2.64% in the prior fiscal period of 2004, due to a 38 basis point decline in the average yield of interest earning assets to 4.81%, from 5.19%, in addition to a 26 basis point increase in the average cost of funds to 2.81%, from 2.55%. The decline in the average yield of interest earning assets was primarily due to the purchase of securities with lower rates, reflecting market conditions, prepayments of higher rate mortgage loans, and the repricing of adjustable and floating interest rate commercial loans. The increase in the average cost of funds was primarily due to higher rates paid on repurchase agreements and other borrowings due to the impact of the increases in short-term borrowing rates.

Interest income increased 15.2%, to $189.3 million for the fiscal year ended June 30, 2005, as compared to $164.4 million for fiscal 2004, reflecting a 24.1% increase in the average balance of interest earning assets, to $3.933 billion in the fiscal year ended June 30, 2005, from $3.169 billion in the fiscal period of 2004, partially offset by the decline in yield to 4.81%, from 5.19%. Interest income is generated by investment securities, which accounted for 70.9% of total interest income, and from loans, which accounted for 29.1% of total interest income. Interest income from investments increased 19.7%, to $134.3 million, due to a 27.6% increase in the average balance of investments, to $3.102 billion, partially offset by a 29 basis points decline in yield, to 4.33%, from 4.62%. The increase in investments reflects a 397.6% increase in U.S. government and agency obligations, to $1.030 billion as of June 30, 2005, from $207.0 million as of June 30, 2004, partially offset by a 20.6% decrease in mortgage-backed securities, to $1.960 billion as of June 30, 2005, from $2.467 billion as of June 30, 2004. Interest income from loans increased 5.4%, to $55.0 million, due to a 12.7% increase in the average balance of loans, to $831.2 million, partially offset by a 46 basis points decline in yield, to 6.61%, from 7.07%. The increase in loans reflects a 1.1% decrease in residential, non residential and home equity mortgage loans, to $643.4 million in the fiscal period of 2005, from $650.8 million in the same fiscal period of 2004, and a 189.8% increase in commercial loans, reflecting the continued expansion of that business, to $236.4 million in the fiscal year ended June 30, 2005, from $81.6 million in the fiscal period of 2004. Also, the increase is due to the purchase of real estate mortgage loans classified as commercial loans with an outstanding balance of $106.7 million as of June 30, 2005. Over 90% of the commercial loans are secured by commercial real estate properties.

Interest expense increased 33.3%, to $102.9 million in the fiscal year ended June 30, 2005, from $77.2 million in the same fiscal period of 2004, due to a 26 basis point increase in the average cost of retail and wholesale funds, to 2.81% in the fiscal year ended June 30, 2005, from 2.55% in the fiscal year ended June 30, 2004. The increase is also due to the expansion of the average interest-bearing liabilities to $3.660 billion, from $3.027 billion, in order to fund the growth of the Group’s investment and loan portfolios. The average cost of retail deposits declined 14 basis points, to 2.73% in the fiscal period of 2005, from 2.87% in the same fiscal period of 2004, and the average cost of wholesale funding sources increased 46 basis points, to 2.84%, from 2.38%, substantially reflected in repurchase agreements, which increased 52 basis points, to 2.78% and subordinated capital notes which increased 135 basis points.

Comparison of the fiscal years ended June 30, 2004 and 2003:

Net interest income increased 17.2%, to $87.2 million in the fiscal year ended June 30, 2004, from $74.4 million in the corresponding fiscal period of 2003. This increase was due to a positive volume variance of $15.1 million, partially offset by a negative rate variance of $2.3 million, as average interest earning assets increased 27.1%, to $3.169 billion as of June 30, 2004, from $2.493 billion as of June 30, 2003, while the interest rate margin declined 24 basis points, to 2.75% in the fiscal period of 2004, from 2.99% in the same fiscal period of 2003. The interest rate spread declined 27 basis points, to 2.64% in the fiscal year ended June 30, 2004, from 2.91% in the fiscal year ended June 30, 2003, due to a 90 basis point decline in the average yield of interest earning assets to 5.19%, from 6.09%, partially offset by a 63 basis point decline in the average cost of funds to 2.55%, from 3.18%. The decline in the average yield of interest earning assets was primarily due to the purchase of securities with lower rates, reflecting market conditions, prepayments of higher rate mortgage loans, and the re-pricing of adjustable and floating rate commercial loans. The decline in the average cost of funds was primarily due to reductions in rates paid on retail deposits, reflecting the prevailing lower interest rate scenario during such period, and to management’s decision to reduce the use of higher-cost, retail certificates of deposit in favor of lower-cost, wholesale funding sources.

Interest income increased 8.3%, to $164.4 million in the fiscal year ended June 30, 2004, as compared to $151.7 million in the corresponding fiscal period of 2003, reflecting a 27.1% increase in the average balance of interest earnings assets, to $3.169 billion in the fiscal period of 2004, from $2.493 billion in the same fiscal period of 2003, partially offset by the decline in yield to 5.19%, from 6.09%. Interest income is generated by investment securities, which accounted for 68.3%, and from loans, which accounted for 31.7%. Interest income from investments increased 12.0%, to $112.3 million, due to a 33.2% increase in the average balance of investments, to $2.431 billion, partially offset by an 87 basis points decline in yield, to 4.62%, from 5.49%. The increase in investments reflects a 17.9% increase in mortgage-backed securities, to $2.467 billion as of June 30, 2004, from $2.093 billion as of June 30, 2003, and a 209.8% increase in P.R. and U.S. government and agency obligations, to $322.3 million as of June 30, 2004, from $104.0 million as of June 30, 2003. Interest income from loans increased 1.3%, to $52.1 million, due to a 10.4% increase in the average balance of loans, to $737.5 million, partially offset by a 63 basis points decline in yield, to 7.07%, from 7.70%. The increase in loans reflects an 2.8% decrease in mortgage loans, to $650.8 million in fiscal 2004, from $670.1million in fiscal 2003, and a 87.2% increase in commercial loans, reflecting the initial expansion of that business, to $81.6million in the fiscal year ended June 30, 2004, from $43.6million in the same fiscal period of 2003. Over 90% of the commercial loans are secured by commercial real estate properties.

Interest expense declined 0.21%, to $77.2 million in the fiscal year ended June 30, 2004, from $77.3 million in the corresponding fiscal period of 2003, due to a 63 basis point reduction in the average cost of retail and wholesale funds, to 2.55% for the fiscal period of 2004, from 3.18% for the same fiscal period of 2003. This decline more than offset the cost of expanding interest-bearing liabilities, to $3.027 billion, from $2.430 billion, in order to fund the growth of the Group’s investment and loan portfolios. The average cost of retail deposits declined 43 basis points, to 2.87% in the fiscal year ended June 30, 2004, from 3.30% in the fiscal year ended June 30, 2003, and the average cost of wholesale funding sources declined 72 basis points, to 2.38%, from 3.10%, with the largest average cost reductions occurring in Federal Home Loan Bank of New York advances, which dropped 120 basis points, to 2.63%, and in repurchase agreements, which dropped 66 basis points, to 2.26%.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004, AND THE FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,			Fiscal Year Ended June 30,
	2005	2004	Variance %	2005	2004	2003
	(Dollars in thousands)

Mortgage banking activities	$1,702	$5,532	(69.2)%	$7,774	$7,719	$8,026
Financial services revenues	7,506	7,612	(1.4)%	14,371	17,617	14,472

Non-banking service revenues	9,208	13,144	(30.0)%	22,145	25,336	22,498

Fees on deposit accounts	3,025	2,466	22.7%	4,858	4,887	4,075
Bank service charges and commissions	1,324	1,150	15.1%	2,079	2,037	1,625
Other operating revenues	146	243	(39.9)%	815	241	268

Banking service revenues	4,495	3,859	16.5%	7,752	7,165	5,968

Securities net activity	650	5,642	(88.5)%	7,446	13,414	14,223
Derivatives net gain (loss)	1,256	(322)	490.1%	(2,811)	11	(4,061)
Trading net gain (loss)	5	(33)	115.2%	(15)	21	571

Securities, derivatives and trading activities	1,911	5,287	(63.9)%	4,620	13,446	10,733

Investment in limited liability partnership	838	—	100%	246	—	—
Other income (loss)	(70)	57	(222.8)%	122	87	(160)

Other non-interest income	768	57	1247.4%	368	87	(160)

Total non-interest income	$16,382	$22,347	(26.7)%	$34,885	$46,034	$39,039

Non-Interest Income

Comparison of the six-month periods ended December 31, 2005 and 2004:

Non-interest income is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets and investment activities by the securities broker-dealer subsidiary, the level of mortgage banking activities, deposit accounts and insurance products. As shown in Table 2, non-interest income for the six-month period ended December 31, 2005 decreased 26.7%, from $22.3 million to $16.4 million, when compared to the same period in 2004.

One of the main components of non-interest income is mortgage-banking activities. Income generated from such activities decreased 69.2% in the six-month period ended December 31, 2005, from $5.5 million in the six-month period ended December 31, 2004, to $1.7 million in the same period of 2005. The decline reflects the Group’s strategy subsequent to the December 2004 quarter of retaining a higher amount of mortgages, as well as profitable investment securities, to obtain recurring interest income. This strategy is further reflected by the increase of 21.5% in residential mortgage loan production, including the purchase of loans from third-party investors, from $111.4 million in the six-month period ended December 31, 2004 to $135.3 million for the same period of 2005.

Financial services revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage, investment banking and insurance activities, decreased 0.3% and 2.7%, respectively, to $4.1 million and $3.4 million in the six-month period ended December 31, 2005, from $4.1 million and $3.5 million in the same period of 2004. Decrease for the period reflected temporarily reduced market for public finance activities in Puerto Rico which affects revenues from brokerage and investment banking activities in the local retail public finance market.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking and customer services, continued with an increase of 16.5% to $4.5 million in the six-month period ended December 31, 2005, from $3.9 million in the same period of 2004, mainly driven by the strategy of strengthening the Group’s banking franchise by expanding our ability to attract deposits and build relationships with individual, professional and commercial customers through aggressive marketing and the expansion of the Group’s sales force.

Revenues from securities, derivatives and trading activities decreased 63.9% in the six-month period ended December 31, 2005 due to a net gain of $1.9 million in the 2005 six-month period from a net gain of $5.3 in the same period of 2004. The reduction in securities net activity, which was principally due to the Group’s strategy of retaining a higher amount of profitable investment securities to obtain recurring interest income, offset the positive results in derivatives activity, which reflected a net gain of $1.3 million during the six-month period ended December 31, 2005, compared to a $322,000 net loss in the same period of 2004. This fluctuation is related to the mark-to-market of derivative instruments which are expected to continue improving as interest rates increase.

Comparison of the fiscal years ended June 30, 2005 and 2004:

Income from mortgage banking activities increased 0.7% in the fiscal year ended June 30, 2005, from $7.7 million in the fiscal year ended June 30, 2004 to $7.8 million in the fiscal period of 2005. This source of revenues showed relative stability, despite a reduction of 12.9% in residential mortgage loan production, from $332.5 million in the fiscal year ended June 30, 2004 to $289.7 million in the fiscal year ended June 30, 2005.

Financial services revenues consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage, investment banking and insurance activities, decreased 11.5% and 25.1%, respectively, to $7.7 million and $6.7 million in the fiscal year ended June 30, 2005, from $8.6 million and $9.0 million in the corresponding fiscal period of 2004. Decrease for the year reflected temporarily reduced market for public finance activities in Puerto Rico which affects revenues from brokerage and investment banking activities in the local retail public finance market.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking and customer services, continued with an increase of 8.2% to $7.8 million in the fiscal year ended June 30, 2005, from $7.2 million in the fiscal year ended June 30, 2004 mainly driven by the strategy of strengthening the Group’s banking franchise by expanding our ability to attract deposits and build relationships with individual, professional and commercial customers through aggressive marketing and the expansion of the Group’s sales force.

Securities, derivatives and trading activities decreased 65.6% in the fiscal year ended June 30, 2005, to a net gain of $4.6 million in the 2005 fiscal period from a net gain of $13.4 in the fiscal year ended June 30, 2004, mainly affected by negative results in derivative activity which reflected a loss during the fiscal year ended June 30, 2005 of $2.8 million, compared to $11,000 net gain in the corresponding fiscal period of 2004. The fluctuations are related to the mark-to-market of derivative instruments which we expect to improve as interest rates go up.

Securities net activities showed a 44.5% decrease from a net gain of $13.4 million in the fiscal year ended June 30, 2004, to a net gain of $7.4 million in the fiscal year ended June 30, 2005, while trading net activities revenues showed a decrease of 171.4% to a net loss of $15,000 in the fiscal year ended June 30, 2005, compared to a net gain of $21,000 in the fiscal year ended June 30, 2004. As in the previous fiscal period of 2004, this decrease in trading net activities revenues is mainly due to the unfavorable conditions of the secondary market due to the higher short term rates.

Comparison of the fiscal years ended June 30, 2004 and 2003:

Non-interest income for the fiscal year ended June 30, 2004 increased 17.9%, from $39.0 million in fiscal 2003 to $46.0 million in fiscal 2004.

Financial services revenues consist of commissions and fees from fiduciary activities and commissions and fees from securities brokerage, investment banking and insurance activities, two of the main components of non-interest income, increased 25.3% and 18.5%, respectively, to $8.6 million and $9.0 million in the fiscal year ended June 30, 2004, from $6.9 million and $7.6 million in the fiscal year ended June 30, 2003. Growth for the year reflected the general improvement in equity markets, increased underwriting activities, higher service fees in fiduciary activities, and income generated by CPC, the retirement plan administration subsidiary, which was acquired in January 2003.

Another component of non-interest income is mortgage-banking activities. Such income decreased 3.8% in the fiscal year ended June 30, 2004, from $8.0 million in the fiscal year ended June 30, 2003, to $7.7 million in the corresponding fiscal period of 2004, in relation to a decrease of 8.0% in residential mortgage loan production from $357.0 million in the fiscal year ended June 30, 2003, to $332.5 million in the fiscal year ended June 30, 2004. Such decrease in mortgage production was primarily due to the Group’s decision to temporarily moderate home loan activity based on fourth quarter market conditions, which also resulted in lower mortgage banking revenues.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking and customer services, increased 20.1%, to $7.2 million in the fiscal year ended June 30, 2004, from $6.0 million in the fiscal year ended June 30, 2003, mainly due to a 19.9% increase in fees on deposit accounts, from $4.1 million for the fiscal year ended June 30, 2003, to $4.9 million in the fiscal year ended June 30, 2004. This increase in bank service revenues was mainly driven by an increase in the fees on deposit accounts, mostly overdraft fees related to the bank overdraft privilege program attached to consumer deposit accounts, and the success of the Group’s product and service marketing programs. Bank service charges and commissions increased 25.4% to $2.0 million in the fiscal year ended June 30, 2004 from $1.6 million in the corresponding fiscal period of 2003. Most of this increase was related to higher transactional volume in the Bank’s debit and credit cards.

Securities, derivatives and trading activities increased 25.3% in the fiscal year ended June 30, 2004 to a net gain of $13.4 million in the fiscal year ended June 30, 2004 from a net gain of $10.7 million in the fiscal year ended June 30, 2003, mainly driven by a positive results in derivatives activity which carried a substantial loss during the fiscal year ended June 30, 2003 from $4.1 million net loss in the fiscal year ended June 30, 2003, to $11,000 net gains in the corresponding fiscal period of 2004. Securities and trading net activity decreased when compared to the previous fiscal year ended June 30, 2003.

Securities net activities showed a 5.7% decrease from a net gain of $14.2 million in the fiscal year ended June 30, 2003 to a net gain of $13.4 million in the fiscal year ended June 30, 2004, while trading net activities revenues showed a decrease of 96.3% to a net gain of $21,000 in the fiscal year ended June 30, 2004, compared to a net gain of $571,000 in the fiscal year ended June 30, 2003. As in the fiscal period of 2003, this decrease in trading net activities revenues is mainly due to a substantial decrease in the average volume of trading portfolio. The average trading portfolio dropped from $10.3 million in the fiscal year ended June 30, 2003 to an average of $1.4 million in the corresponding fiscal period of 2004.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004, AND FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,			Fiscal Year Ended June 30,
	2005	2004	Variance %	2005	2004	2003
	(Dollars in thousands)

Compensation and employees’ benefits	$12,714	$15,910	(20.1)%	$23,606	$28,511	$24,312
Occupancy and equipment	5,798	5,050	14.8%	10,583	9,639	9,079
Advertising and business promotion	3,187	3,599	(11.5)%	6,506	7,466	7,052
Professional and service fees	3,771	3,380	11.6%	6,994	5,631	6,467
Communication	837	843	(0.7)%	1,630	1,849	1,671
Loan servicing expenses	911	896	1.7%	1,727	1,853	1,775
Taxes, other than payroll and income taxes	1,195	902	32.5%	1,836	1,754	1,556
Electronic banking charges	854	1,015	(15.9)%	2,075	1,679	1,244
Printing, postage, stationery and supplies	528	474	11.4%	891	1,121	1,038
Insurance	374	392	(4.6)%	767	791	736
Other operating expenses	1,645	1,460	12.7%	3,348	3,070	2,475

Total non-interest expenses	$31,814	$33,921	(6.2)%	$59,963	$63,364	$57,405

Relevant ratios and data:
Non-interest income to Non-interest expenses ratio	51.49%	65.88%		58.18%	72.65%	68.01%

Efficiency ratio	66.12%	53.24%		51.39%	52.92%	55.77%

Expense ratio	0.85%	0.89%		0.75%	0.97%	1.13%

Compensation and benefits to non-interest expenses	40.0%	46.9%		39.4%	45.0%	42.4%

Compensation to total assets	0.56%	0.76%		0.56%	0.77%	0.80%

Average compensation per employee (annualized)	$48.8	$60.6		$44.6	$52.3	$48.0

Average number of employees	521	525		529	545	506

Bank assets per employee	$8,723	$7,932		$8,028	$6,836	$6,009

Total workforce:
Banking operations	417	453		426	454	423
Trust operations	52	59		52	52	57
Brokerage and Insurance operations	51	42		42	20	33

Total workforce	520	554		520	526	513

Non-Interest Expenses

Comparison of the six-month periods ended December 31, 2005 and 2004:

Non-interest expenses in the six-month period ended December 31, 2005 decreased 6.2%, from $33.9 million in the six-month period ended December 31, 2004 to $31.8 million in the same period of 2005. The decrease in non-interest expenses was mainly the result of a 20.1% reduction in compensation and employee benefits expense from the six-month period ended December 31, 2004 to the comparative 2005 period, from $15.9 million to $12.7 million, respectively. The reduction was mainly due to the recording of compensation expense for the six-month period ended December 31, 2004 of $3.2 million as a result of the application of the variable accounting to outstanding options granted to certain employees. No such expense was recorded on the six-month period ended December 31, 2005, since it is not required under the provisions of SFAS 123R, which came in effect on July, 1, 2005.

The increment in other non-interest expenses, other than in compensation and employees’ benefits, during the comparative six-month periods reflects the Group’s continued spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and support risk management processes. Also, these results include expenses for new technology for the implementation of PeopleSoft enterprise software to increase efficiencies, and cost of documentation and testing required by SOX regarding management’s assessment of internal control over financial reporting. Consequently, expenses have been pared in other areas, consistent with management’s goal of limiting expense growth to those areas that directly contribute to increase the efficiency, service quality and profitability of the Group.

Occupancy and equipment expenses increased 14.8%, from $5.1 million in the six-month period ended December 31, 2004 to $5.8 million in the six-month period ended December 31, 2005, due to higher depreciation resulting from upgrading technology, infrastructure in our financial centers in order to improve efficiency and the acceleration of leasehold improvements amortization due to the move to new facilities beginning in May of 2006.

During the six-month period ended December 31, 2005, the cost of advertising and business promotions decreased 11.5% to $3.2 million versus $3.6 million in the six-month period ended December 31, 2004. Such activity was mainly due to management’s strategy of redistributing the marketing expenses for the 2005 six-month period ended December 31, as the Group continued its selective promotional campaign to enhance the market recognition of new and existing products, to increase fee-based revenues and to strengthen the banking and financial services franchise.

In the six-month period ended December 31, 2005, professional and service fees increased 11.6%, from $3.4 million in the six-month period ended December 31 2004 to $3.8 million in the 2005 six-month period. The increase in the period was due to the effect of reviews performed by advisors in specific operational areas to improve financial and operational performance and expenses associated with SOX implementation.

The aggregate decrease in communication, electronic banking charges and insurance is principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.

The rise in taxes other than payroll and income taxes, and other operating expenses is principally due to the general growth in the Group’s business activities, products and services offered.

Comparison of the fiscal years ended June 30, 2005 and 2004:

Non-interest expenses in the fiscal year ended June 30, 2005 decreased 5.4%, from $63.4 million in the fiscal year ended June 30, 2004 to $60.0 million in the fiscal year ended June 30, 2005. The reduction was mainly due to lower compensation and employee benefits for the fiscal year ended June 30, 2005 in the amount of $4.9 million, compared to the fiscal year ended June 30, 2004. This $4.9 million decrease was mainly due to a decrease in fair value of the Group’s common stock from one period to the other which resulted in a credit to compensation expense of $3.1 million as a result of the application of the variable accounting to outstanding options granted to certain employees. Increases in other non-interest expense categories in the year reflect the Group’s spending on “The Oriental Way” program, specifically for the expansion and improvement of the Group’s sales capabilities, including additional experienced lenders, marketing, enhancing branch distribution and support risk management processes. Also, these results include expenses for new technology for the implementation of PeopleSoft enterprise software to increase efficiencies, and also include the cost of documentation and testing required by SOX regarding management’s assessment of internal control over financial reporting. Consequently, expenses have been pared in other areas, consistent with management’s goal of limiting expense growth to those areas that directly contribute to increase the efficiency, service quality and profitability of the Group.

Occupancy and equipment expenses increased 9.8%, from $9.6 million in the fiscal year ended June 30, 2004 to $10.6 million in the fiscal year ended June 30, 2005, due to higher depreciation resulting from upgrading technology, infrastructure in our financial centers in order to improve efficiency and the acceleration of leasehold improvements amortization due to the move to new facilities during the second quarter of 2006.

During the fiscal year ended June 30, 2005, the cost of advertising and business promotions decreased 12.9% to $6.5 million versus $7.5 million in the fiscal year ended June 30, 2004. Such activity was mainly due to management’s strategy of redistributing the marketing expenses for the 2005 fiscal year as the Group continued its selective promotional campaign to enhance the market recognition of new and existing products, to increase fee-based revenues and to strengthen the banking and financial services franchise.

In the fiscal year ended June 30, 2005, professional and service fees increased 24.2%, from $5.6 million in the fiscal year ended June 30, 2004 to $7.0 million in the corresponding fiscal period of 2005. The increase in the period was due to the effect of reviews performed by advisors in specific operational areas to improve financial and operational performance and expenses associated with the implementation of SOX.

The aggregate decrease in communication, insurance and printing, postage, stationery and supplies expenses is principally due to effective cost controls without affecting the general growth in the Group’s business activities, products and services.

The rise in electronic banking charges, taxes other than payroll and income taxes, and other operating expenses is principally due to the general growth in the Group’s business activities, products and services offered.

Comparison of the fiscal years ended June 30, 2004 and 2003:

In the fiscal year ended June 30, 2004, non-interest expenses increased 10.4%, from $57.4 million in the fiscal year ended June 30, 2003 to $63.4 million in the fiscal year ended June 30, 2004, reflecting the impact of the Group’s expansion strategy. The Group incurred higher outlays for human resources, technology and marketing, among others, during the first quarter of the fiscal year ended June 30, 2004, as it continued its growth program. Thereafter, the Group was able to realign costs, with expenses trending lower in the last three quarters of the fiscal year ended June 30, 2004.

Compensation and employee’s benefits is the Group’s largest non-interest expense category. In the fiscal year ended June 30, 2004, compensation and benefit expense increased 17.3% to $28.5 million versus $24.3 million in the fiscal year ended June 30, 2003, reflecting an expansion of the Group’s work force as part of its growth program which includes the improvement of the sales force through the addition of experienced lenders and the expansion of the executive team.

Occupancy and equipment expenses increased 6.2%, from $9.1 million in the fiscal year ended June 30, 2003 to $9.6 million in the fiscal year ended June 30, 2004, due to higher depreciation resulting from upgrades to technology and infrastructure in the Group’s financial centers in order to improve efficiency.

During the fiscal year ended June 30, 2004, advertising and business promotions increased 5.9% to $7.5 million versus $7.1 million in the fiscal year ended June 30, 2003. The Group focused on marketing campaigns that expanded the awareness of new and existing products and contributed to the 17.9% increase in fee-based revenues, compared to the fiscal year ended June 30, 2003.

In the fiscal year ended June 30, 2004, professional and service fees decreased 12.9%, from $6.5 million in the fiscal year ended June 30, 2003 to $5.6 million in the corresponding fiscal period of 2004. The decrease was due to specific cost control initiatives effectively implemented by management.

The rise in electronic banking charges, communication, taxes other than payroll and income taxes, insurance, printing, postage, stationery and supply, and other operating expenses are principally due to the general growth in the Group’s business activities, products and services offered.

Provision for Loan Losses

Comparison of the six-month periods ended December 31, 2005 and 2004:

The provision for loan losses for the six-month period ended December 31, 2005 totaled $1.9 million, a 5.4% increase from the $1.8 million reported for the six-month period ended December 31, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the period December 31, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level.

The reduction in net credit losses of 1.5% during the six-month period ended December 31, 2005 was primarily due to a $568,000 decrease in net credit losses from mortgage loans. Recoveries decreased from $438,000 for the six-month period ended December 31, 2004 to $314,000 for the corresponding 2005 six-month period. As result, the recoveries to charge-offs ratio decreased from 19.6% in the six-month period ended December 31, 2004 to 15.1% in the corresponding 2005 six-month period.

Mortgage loan charge-offs in the six-month period ended December 31, 2005 were $774,000 as compared to $1.2 million in the same period of 2004. Commercial loans net credit losses increased to $164,000 in the 2005 six-month period, when compared to $25,000 in the same period of 2004. Almost all the commercial lending that the Group originates is collateralized by mortgages.

Net credit losses on consumer loans increased when compared with the 2004 period. In the six-month period ended December 31, 2005, net credit losses on consumer loans were $974,000, an increase of 70.4% when compared with the same period of 2004 in which the Group had net credit losses of $571,000.

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At December 31, 2005, the total investment in impaired commercial loans was $3.6 million. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for the year ended December 31, 2005 amounted to $3.2 million compared to $2.3 million for the year ended June 30, 2005.

Please refer to the Allowance for Loan Losses and Non-performing assets section on Table 8 through Table 12 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Comparison of the fiscal years ended June 30, 2005 and 2004:

The provision for loan losses for the year ended June 30, 2005 totaled $3.3 million, a 27.7% decrease from the $4.6 million reported for the year ended June 30, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the year ended June 30, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level, even though the loan portfolio increased from $745.2 million as of June 30, 2004 to $892.1 million as of June 30, 2005 (a 19.7% increase) and there was an increase in the net credit losses from $2.1 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005 (an increase of 111.8%). The main reason for the decrease in the provision is that during the year ended June 30, 2004 Management charged against earnings the provision for the possible losses on certain nonperforming loans which were in the process of evaluation. During the year ended June 30, 2005, these loans or portions thereof were charged-off against the allowance established in the previous fiscal year since such loans or the portions thereof were determined to be uncollectible. The increase in the loan portfolio is mainly related to new high quality and well collateralized loans which do not require large amounts of allowance for loan losses.

Net credit losses increased 111.8%, from $2.1 million in the fiscal year ended June 30, 2004 to $4.4 million in the fiscal year ended June 30, 2005. The increase was primarily due to $2.5 million increment in net credit losses from mortgage loans. Total loss recoveries decreased from $1.1 million as of June 30, 2004 to $721,000 as of June 30, 2005. As result, the recoveries to charge-offs ratio decreased from 35.6% in the fiscal year ended June 30, 2004 to 14.2% for the corresponding fiscal period of 2005.

Residential mortgage loans net credit losses in the fiscal year ended June 30, 2005 were $2.9 million as compared to $378,000 in the prior fiscal year. Commercial loans net credit losses increased to $496,000 in the fiscal year ended June 30, 2005, when compared to $110,000 in the previous fiscal year. Almost all the commercial lending that the Group is originating is collateralized by mortgages.

Net credit losses on consumer loans decreased when compared with the prior fiscal year. In the fiscal year ended June 30, 2005, net credit losses on consumer loans were $1.0 million, a decrease of 41.2% when compared with the fiscal year ended June 30, 2004 in which the Group had net credit losses of $1.7 million.

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At June 30, 2005, the total investment in impaired commercial loans was $3.2 million. Impaired commercial loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. The average investment in impaired commercial loans for the fiscal year ended June 30, 2005 amounted to $2.3 million compared to $2.1 million for the fiscal year ended June 30, 2004.

Please refer to the Allowance for Loan Losses and Non-performing assets section on Table 8 through Table 12 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Comparison of the fiscal years ended June 30, 2004 and 2003:

The provision for loan losses for the fiscal year ended June 30, 2004, totaled $4.6 million, a 9.5% increase from the $4.2 million reported for the previous fiscal year ended June 30, 2003. The increase in the provision for loan losses reflects the required provisions needed to cover any loss exposure in commercial and mortgage non-performing loans as of June 30, 2004 and the expected increase in the consumer loans portfolio as the Group revitalized such lending activity during the fourth quarter of fiscal 2004. Non-performing loans increased 6.9%, from $28.9 million as of June 30, 2003, to $30.9 million as of June 30, 2004. The increase in non-performing loans came from the residential mortgage and commercial loan portfolios. The commercial and residential mortgage portfolios are well collateralized and the Group does not expect any major losses on such portfolios.

During the last two quarters of the fiscal year ended June 30, 2004, no major increases in net credit losses were experienced, but the actual level of credit losses support the provision for the period to maintain an adequate reserve for possible loan losses. Net credit losses for the fiscal year decreased 6.1%, from $2.2 million in the fiscal year ended June 30, 2003 to $2.1 million in the fiscal year ended June 30, 2004. Such decrease was mainly due to an increase experienced in total loss recoveries. Total loss recoveries increased from $897,000 as of June 30, 2003 to $1.1 million as of June 30, 2004. As result, the recoveries to charge-offs ratio improved from 29.0% in the fiscal year ended June 30, 2003 to 35.6% in the corresponding fiscal period of 2004.

Residential real state loans net credit losses in the fiscal year ended June 30, 2004 were $378,000 as compared with $5,000 in the prior fiscal year. The amount for the fiscal year ended June 30, 2004 represents charge-offs on two mortgage loans. Commercial loans net credit losses increased to $110,000 in the fiscal year ended June 30, 2004, when compared with a net recovery of $39,000 in the previous fiscal year. Management performed a review of the entire commercial loan portfolio and determined to recognize as losses during the second quarter of the fiscal year ended June 30, 2004 certain loans considered uncollectible or of such little value that their continuance as bankable assets was not warranted. This review reflects the Group’s strategy to expand its commercial loan portfolio, primarily collateralized by mortgages.

Net credit losses on consumer loans decreased when compared with the prior fiscal year. In the fiscal year ended June 30, 2004, net credit losses on consumer loans were $1.7 million, a decrease of 25.5% when compared with the fiscal year ended June 30, 2003 in which the Group had net credit losses of $2.3 million.

Please refer to the Allowance for Loan Losses and Non-performing assets section on Table 8 through Table 12 for a more detailed analysis of the allowances for loan losses, net credit losses and credit quality statistics.

Income Taxes

The income tax expense was $127,000 for the six-month period ended December 31, 2005, as compared with $645,000 for the corresponding period of 2004.

The Group recorded an income tax benefit of $1.6 million for the fiscal year ended June 30, 2005, as compared with an income tax expense of $5.6 million for the fiscal year ended June 30, 2004. The tax benefit for the fiscal year ended June 30, 2005 takes into account, among other things, the expiration of certain tax contingencies. Also, the effective income tax rate was lower than the statutory tax rate for the Group, which was 39% as of June 30, 2005, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities.

The Group recognized an income tax expense of $5.6 million in the fiscal year ended June 30, 2004, compared with a provision of $4.3 million in the previous fiscal year. The main reason for the increase of the fiscal year ended June 30, 2004 tax expense was the increase in income before income taxes of 25.9% when compared to fiscal 2003 results.

On August 1, 2005 the Puerto Rico Legislature approved Law No. 41 “Law of the Educational Future of the Puerto Rican Children”. This law imposes an additional tax of 2.5% on taxable net income exceeding $20,000. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. Although the effectiveness of this law is subject to the final approval of the Joint Resolution of the Legislature Number 445, concerning the General Budget for the 2005-2006 fiscal year, it is the position of the Puerto Rico Treasury Department that it is in effect notwithstanding the Governor’s veto of Joint Resolution of the Legislature Number 445. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the six-month period ended December 31, 2005 due to the tax exempt composition of the Group’s investments.

FINANCIAL CONDITION

Assets Owned

At December 31, 2005, the Group’s total assets amounted to $4.547 billion, an increase of 7.1% when compared to $4.247 billion at June 30, 2005. At the same date, interest-earning assets, excluding securities sold but not yet delivered, reached $4.380 billion, up 5.9%, versus $4.135 billion at June 30, 2005.

As detailed in Table 4, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities, CMO’s and Puerto Rico government and agency bonds. At December 31, 2005, the investment portfolio increased 7.6%, to $3.477 billion, from $3.232 billion as of June 30, 2005.

Growth in U.S. government securities drove the investment portfolio’s expansion of $245.2 million from June 30, 2005, to December 31, 2005. U.S. government securities increased 21.5% from $1.030 billion as of June 30, 2005 to $1.251 billion as of December 31, 2005, as the Group continued its asset liability management strategies of rebalancing its asset mix through sound and lesser-risk asset acquisitions. Mortgage-backed securities increased 0.1% to $1.961 billion (56.4% of the total investment portfolio) from $1.960 billion (60.6% of the total investment portfolio) in the year before. These activities are in line with the Group’s strategy in a rising interest rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of longer-term mortgage-backed securities.

TABLE 4 —  ASSETS SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2005, JUNE 30, 2005 and 2004

	December 31,	June 30,	Variance	June 30,
	2005	2005	%	2004
	(Dollars in thousands)

Investments:
Mortgage-backed securities	$1,961,285	$1,959,760	0.1%	$2,467,384
U.S. Government and agency obligations	1,251,058	1,029,980	21.5%	206,977
P.R. Government and agency obligations	90,333	108,968	(16.9)%	115,846
Other investment securities	90,609	66,023	37.2%	20,636
Short-term investments	63,480	39,791	59.5%	7,747
FHLB stock	20,002	27,058	(26.1)%	28,160

	3,476,767	3,231,580	7.6%	2,846,750

Loans:
Loans receivable	900,992	892,136	1.0%	745,195
Allowance for loan losses	(6,630)	(6,495)	2.1%	(7,553)

Loans receivable, net	894,362	885,641	1.0%	737,642
Mortgage loans held for sale	8,946	17,963	(50.2)%	5,814

Total loans	903,308	903,604	0.0%	743,456

Securities sold but not yet delivered	44,009	1,034	4156.2%	47,312

Total securities and loans	4,424,084	4,136,218	7.0%	3,637,518

Other assets:
Cash and due from banks	13,789	14,892	(7.4)%	9,284
Accrued interest receivable	29,067	23,735	22.5%	19,127
Premises and equipment, net	14,828	15,269	(2.9)%	18,552
Deferred tax asset, net	12,222	6,191	97.4%	7,337
Foreclosed real estate	4,802	4,186	14.7%	888
Other assets	48,157	46,374	3.8%	32,989

Total other assets	122,865	110,647	11.0%	88,177

Total assets	$4,546,949	$4,246,865	7.1%	$3,725,695

Investments portfolio composition:
Mortgage-backed securities	56.4%	60.6%		86.7%
U.S. Government and agency obligations	36.0%	31.9%		7.3%
P.R. Government and agency obligations	2.6%	3.4%		4.1%
FHLB stock, short term investments and other investment securities	5.0%	4.1%		1.9%

	100.0%	100.0%		100.0%

Refer to Note 3 of the accompanying consolidated financial statements for information related to the carrying amount of available-for-sale and held to maturity investment securities at December 31, 2005, by contractual maturity.

At December 31, 2005, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $903.3 million, approximately at the same level when compared to the $903.6 million at June 30, 2005. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages. As shown in Table 5, the mortgage loan portfolio amounted to

$637.3 million or 71.0% of the loan portfolio as of December 31, 2005, compared to $625.5 million or 70.7% of the loan portfolio at June 30, 2005. Mortgage production of $134.7 million for the six-month period ended December 31, 2005 increased 22.1%, from $110.3 million, when compared to the corresponding six-month period of 2004.

The second largest component of the Group’s loan portfolio are commercial loans, most of which are collateralized by commercial real estate properties. At December 31, 2005, the commercial loan portfolio totaled $227.8 million (25.0% of the Group’s total loan portfolio), in comparison to $236.4 million at June 30, 2005 (26.0% of the Group’s total loan portfolio). Production of commercial loans decreased 72.2%, from $118.1 million for the six-month period ended December 31, 2004, to $32.9 million for the same period of 2005.

The consumer loan portfolio totaled $35.8 million (4.0% of total loan portfolio at December 31, 2005), an 18.3% increase when compared to the June 30, 2005 portfolio of $30.3 million (3.3% total loan portfolio at such date). Consumer loan production reflected the Group’s expansion of the business, which resulted in a 34.1% increase in production for the six-month period ended December 31, 2005 when compared to the same period of 2004, from $10.5 million for the 2004 period to $14.1 million for the 2005 period.

The following table summarizes the remaining contractual maturities of the Group’s total loans segmented to reflect cash flows as of December 31, 2005. Contractual maturities do not necessarily reflect the actual term of a loan, considering prepayments.

	Balance		Maturities
	Outstanding at		After One Year to Five Years		After Five Years
	December 31,	One Year	Fixed	Variable	Fixed	Variable
	2005	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates
	(In thousands)

Mortgage, mainly residential	$646,264	$1,432	$41,686	$—	$603,146	$—
Commercial, mainly real estate	227,846	29,929	18,484	82,792	4,374	92,267
Consumer	35,828	13,178	20,743	—	1,907	—

Total	$909,938	$44,539	$80,913	$82,792	$609,427	$92,267

At June 30, 2005, the Group’s total assets amounted to $4.247 billion, an increase of 14.0% when compared to $3.726 billion at June 30, 2004. Interest-earning assets, excluding securities sold but not yet delivered, reached $4.135 billion at June 30, 2005, an increase of 15.2%, versus $3.590 billion at June 30, 2004.

As detailed in Table 4, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities, CMO’s and Puerto Rico government and agency bonds. At June 30, 2005, the investment portfolio increased 13.5%, to $3.232 billion, from $2.847 billion as of June 30, 2004.

At June 30, 2005, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $903.6 million, 21.5% higher than the $743.5 million at June 30, 2004. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by real estate. As shown in Table 5, the mortgage loan portfolio amounted to $625.5 million or 70.7% of the loan portfolio as of June 30, 2005, compared to $645.0 million or 86.8% of the loan portfolio at June 30, 2004. Mortgage production of $250.8 million for the fiscal year ended June 30, 2005, declined 24.3% when compared to the prior fiscal year. The Group sold/converted residential mortgage loans in the secondary market totaled $188 million in fiscal 2005 compared to $228 million sold/converted in fiscal 2004.

The second largest component of the Group’s loan portfolio are commercial loans, most of which are collateralized by commercial real estate properties. At June 30, 2005, the commercial loan portfolio totaled $236.4 million (26.0% of the Group’s total loan portfolio), a substantial growth of 189.8% when compared to $81.6 million at June 30, 2004 (10.9% of the Group’s total loan portfolio). Production of commercial loans for the fiscal year ended June 30, 2005 increased 61.3%, to $90.9 million compared to $56.4 million in the prior fiscal year ended June 30, 2004. The increase reflected the Group’s expansion of its commercial business with professionals and small and mid-sized businesses, and participations in commercial real estate properties. Commercial loan production for the fiscal year ended June 30, 2005 in the amount of $90.9 million excludes transactions involving purchases of commercial loans secured by one-to-four family residential properties. Such transactions totaled $114.9 million during the fiscal year ended June 30, 2005.

The consumer loan portfolio totaled $30.3 million (3.3% of total loan portfolio at June 30, 2005), a 62.3% increase when compared to the June 30, 2004 portfolio of $18.7 million, or 2.4% of the total loan portfolio as of such date. Consumer loan production reflected the expansion of the business during the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004.

TABLE 5 — LOANS RECEIVABLE COMPOSITION:

Selected Financial Data
As of December 31, 2005 and June 30, 2005 and 2004

	December 31,	June 30,
	2005	2005	2004
	(Dollars in thousands)

Mortgage, mainly residential	$637,318	$625,481	$644,964
Commercial, mainly real estate	227,846	236,373	81,572
Consumer	35,828	30,282	18,659

Loans receivable	900,992	892,136	745,195
Allowance for loan losses	(6,630)	(6,495)	(7,553)

Loans receivable, net	894,362	885,641	737,642
Mortgage loans held for sale	8,946	17,963	5,814

Total loans, net	$903,308	$903,604	$743,456

Loans portfolio composition percentages:
Mortgage, mainly residential	71.0%	70.7%	86.7%
Commercial, mainly real estate	25.0%	26.0%	10.9%
Consumer	4.0%	3.3%	2.4%

Total loans	100.0%	100.0%	100.0%

Liabilities and Funding Sources

As shown in Table 6, at December 31, 2005, the Group’s total liabilities reached $4.205 billion, 7.6% higher than the $3.908 billion reported at June 30, 2005. Interest-bearing liabilities, the Group’s funding sources, amounted to $4.175 billion at December 31, 2005 versus $3.873 billion at June 30, 2005, a 7.8% increase, mainly driven by the increased use of repurchase agreements to fund the increase in the investment securities portfolio.

Borrowings are the Group’s largest interest-bearing liability component. Borrowings consist mainly of diversified funding sources through the use of FHLB advances and borrowings, repurchase agreements, term notes, subordinated capital notes, other borrowings and lines of credit. At December 31, 2005, borrowings amounted to $2.833 billion, 9.1% higher than the $2.597 billion at June 30, 2005. The increase, mainly in repurchase agreements, reflects the funding needed to maintain the Group’s growth strategy for its loan and investment portfolios. Repurchase agreements as of December 31, 2005 amounted to $2.428 billion, a 10.5% increase when compared to $2.198 billion as of June 30, 2005.

The FHLB system functions as a source of credit for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. FHLB funding amounted to $313.3 million at December 31, 2005, versus $300.0 million at June 30, 2005. All of these advances mature between January 2006 and August 2008. Table 6 presents the composition of the Group’s other borrowings at the end of the periods analyzed. However, the Group has the capacity to expand such source of funding up to a maximum of $17.2 million based on the $20.0 million of capital contribution that the Group has allocated with FHLB.

TABLE 6 — LIABILITIES SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2005 and JUNE 30, 2005 and 2004

	December 31,	June 30,	Variance	June 30,
	2005	2005	%	2004
	(Dollars in thousands)

Deposits:
Non-interest bearing deposits	$61,473	$62,205	(1.2)%	$44,622
Now accounts	85,119	89,930	(5.3)%	81,644
Savings accounts	82,640	93,920	(12.0)%	88,459
Certificates of deposit	1,061,401	1,002,908	5.8%	807,783

	1,290,633	1,248,963	3.3%	1,022,508
Accrued interest payable	7,935	3,934	101.7%	1,841

	1,298,568	1,252,897	3.6%	1,024,349

Borrowings:
Short term borrowings	1,930	—	100.0%	—
Repurchase agreements	2,427,880	2,197,926	10.5%	1,897,429
Advances from FHLB	313,300	300,000	4.4%	300,000
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000
Federal funds purchased	2,525	12,310	(79.5)%	—

	2,832,801	2,597,402	9.1%	2,284,595

Securities and loans purchased but not yet received	43,354	22,772	90.4%	89,068

Total deposits and borrowings	4,174,723	3,873,071	7.8%	3,398,012
Other liabilities	30,435	35,039	(13.1)%	46,037

Total liabilities	$4,205,158	$3,908,110	7.6%	$3,444,049

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.8%	5.0%		4.4%
Now accounts	6.6%	7.2%		8.0%
Savings accounts	6.4%	7.5%		8.6%
Certificates of deposit	82.2%	80.3%		79.0%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Short term borrowings	0.1%	—		—
Repurchase agreements	85.7%	84.6%		83.0%
Advances from FHLB	11.1%	11.6%		13.1%
Subordinated capital notes	2.5%	2.8%		3.2%
Term notes	0.5%	0.6%		0.7%
Federal funds purchased	0.1%	0.4%		—

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$2,427,880	$2,197,926		$1,897,429

Daily average outstanding balance	$2,270,145	$2,174,312		$1,595,717

Maximum outstanding balance at any month-end	$2,417,570	$2,398,861		$1,895,865

Weighted average interest rate:
For the period	3.78%	2.78%		2.26%

At period end	4.29%	3.07%		1.23%

At December 31, 2005, deposits, the second largest category of the Group’s interest-bearing liabilities reached $1.299 billion, up 3.6% from $1.253 billion at June 30, 2005. Deposits reflected a 5.8% growth in certificates of deposits, to $1.069 billion, primarily due to increase in one-year CDs. Such increases are due in part to the Group’s success in opening accounts as part of its expanded commercial and consumer lending businesses and as that of the Oriental Preferred program of bank services and accounts, as well as brokered deposits.

At December 31, 2005, the scheduled maturities of time deposits and individual retirement accounts (IRA) of $100,000 or more were as follows:

(In thousands)

3 months or less	$329,896
Over 3 months through 6 months	137,472
Over 6 months through 12 months	105,680
Over 12 months	36,926

Total	$609,974

At June 30, 2005, the Group’s total liabilities reached $3.908 billion, 13.5% higher than the $3.444 billion reported a year earlier. Interest-bearing liabilities, the Group’s funding sources, amounted to $3.873 billion at the end of fiscal 2005 versus $3.398 billion the year before, a 14.0% increase. The rise in deposits, other borrowings and repurchase agreements drove this growth.

At June 30, 2005, borrowings amounted to $2.597 billion, 13.7% higher than the $2.285 billion at June 30, 2004. The increase, mainly in repurchase agreements, reflects the funding needed to maintain the Group’s growth strategy for loans and investment portfolios. Repurchase agreements as of June 30, 2005 amounted to $2.198 billion, a 15.9% increase when compared to $1.897 billion as of June 30, 2004.

At June 30, 2005, deposits reached $1.253 billion, up 22.4% from $1.024 billion at June 30, 2004. Deposits reflected a 24.2% growth in certificates of deposits, to $1.003 billion primarily due to an increase in one-year CDs. Such increases are due in part to the Group’s success in opening accounts as part of its expanded commercial and consumer lending businesses and as that of the Oriental Preferred program of bank services and accounts, as well as brokered deposits.

Stockholders’ Equity

At December 31, 2005, the Group’s total stockholders’ equity was $341.8 million, a 0.9% increase, when compared to $338.8 million at June 30, 2005. This increase was due to the net effect of earnings retention from operations, net of dividends paid, and to a reduction pursuant to the repurchase of stocks as part of the repurchase program entered into in August 2005. As of December 31, 2005, accumulated other comprehensive loss amounted to $37.9 million, a decrease of $499,000, when compared to the $38.4 million loss recorded as of June 30, 2005. Net accumulated other comprehensive loss consists of the unrealized loss on derivatives designated as cash flow hedges and the unrealized gain or loss on investment securities available-for-sale, net of deferred tax.

At December 31, 2005, accumulated unrealized gain, net of tax, on derivatives designated as cash flow hedges was $3.9 million, a $12.7 million increase, when compared to an accumulated unrealized loss of $8.8 million at June 30, 2005. Accumulated unrealized loss, net of tax, on investment securities available-for-sale amounted to $41.8 million at December 31, 2005, after a $12.2 million increase, when compared with an accumulated unrealized loss of $29.6 million at June 30, 2005. Accumulated unrealized loss, net of tax, on investment securities available-for-sale at December 31, 2005 includes an unrealized loss amounting to $21.6 million related to securities transferred to the held-to-maturity category, mostly during fiscal 2004. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment.

On November 30, 2004, the Group declared $3.5 million in cash dividends, a 25.0% increase when compared to $2.8 million declared for the same period a year ago. The Group also declared a 10% stock dividend paid to holders of record as of December 31, 2004. During each quarterly period of the fiscal year ended June 30, 2005 and for the two quarters in the six-month period ended December 31, 2005, the Group declared regular quarterly cash dividends of $0.14 per common share.

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2005, the Group’s market capitalization for its outstanding common stock was $303.8 million ($12.36 per share).

The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if it meets or exceeds a Tier I risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. In addition, the Group and the Bank meet the following minimum capital requirements: a Tier I risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a leverage capital ratio of 4%. As shown in Table 7 and in Note 14 to the consolidated financial statements, the Group and the Bank comfortably exceed these benchmarks due to the high level of capital and the quality and conservative nature of its assets.

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF DECEMBER 31, 2005 and JUNE 30, 2005 and 2004

	December 31,	June 30,	Variance	June 30,
	2005	2005	%	2004
	(In thousands, except for per share data)

Capital data:
Stockholders’ equity	$341,791	$338,755	0.9%	$281,646

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.13%	10.59%	(4.3)%	10.88%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$447,669	$445,131	0.6%	$394,985

Minimum Tier 1 Capital Required	$176,790	$168,080	5.2%	$145,209

Tier 1 Risk-Based Capital Ratio	34.70%	36.97%	(6.1)%	36.77%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$447,669	$445,131	0.6%	$394,985

Minimum Tier 1 Risk-Based Capital Required	$51,602	$48,163	7.1%	$42,966

Total Risk-Based Capital Ratio	35.22%	37.51%	(6.1)%	37.48%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$454,299	$451,626	0.6%	$402,538

Minimum Total Risk-Based Capital Required	$103,204	$96,327	7.1%	$85,932

Stock data:
Outstanding common shares, net of treasury(1)	24,580	24,876	(1.2)%	22,007

Book value(1)	$11.14	$10.88	2.4%	$8.82

Market Price at end of period	$12.36	$15.26	(19.0)%	$24.61

Market capitalization	$303,809	$379,608	(20.0)%	$541,592

Common dividend data:
Cash dividends declared	$6,913	$13,522	(48.9)%	$11,425

Cash dividends declared per share(1)	$0.28	$0.55	(49.1)%	$0.51

Payout ratio	47.61%	24.65%	93.1%	20.58%

Dividend yield	4.34%	2.46%	76.4%	2.36%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	per Share

December 31, 2005
December 31, 2005	$13.12	$10.16	$0.14

September 30, 2005	$15.98	$11.91	$0.14

June 30, 2005
June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004(1)	$26.64	$22.76	$0.13

June 30, 2004(1)
June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

December 31, 2003	$23.77	$19.87	$0.13

September 30, 2003	$22.30	$19.28	$0.12

(1)	Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

Group’s Financial Assets

The Group’s total financial assets include the Group’s assets and the assets managed by the Group’s trust division, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary. At December 31, 2005, such assets reached $7.555 billion — up 4. 9% from $7.205 billion at June 30, 2005. The increase was mainly due to an increase of 7.1% in the Group’s assets owned, when compared to June 30, 2005, and to a decrease of 0.2% in the equity value of broker-dealer assets gathered, when compared to June 30, 2005. The principal component of the Group’s financial assets is the assets owned by the Group, of which about 98% are owned by the Group’s banking subsidiary. At June 30, 2005, the Group’s total financial assets reached $7.205 billion, up 11.8% from $6.448 billion at June 30, 2004.

Another component of financial assets are the assets managed by the Group’s trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of IRA products and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private pension plans. As of December 31, 2005, total assets managed by the Group’s trust division amounted to $1.875 billion, an increase of 2.9% over the $1.823 billion at June 30, 2005, which increased by 9.16% over the $1.670 billion at June 30, 2004.

The other financial asset component is the assets gathered by the Group’s securities broker-dealer subsidiary. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks and bonds. At December 31, 2005, total assets gathered by the broker-dealer from its customer investment accounts decreased 0.3%, to $1.132 billion as of December 31, 2005, from $1.135 billion as of June 30, 2005. At June 30, 2005, total assets gathered by the broker-dealer from its customer investment accounts reached $1.135 billion, up 7.9% from $1.052 million at June 30, 2004.

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

At December 31, 2005, the Group’s allowance for loan losses amounted to $6.6 million or 0.73% of total loans versus $6.5 million or 0.71% of total loans at June 30, 2005. Commercial loans allowances increased 0.5% by $9,000 while the allowance for residential mortgage loans increased 0.6% or $18,000, when compared with balances recorded at June 30, 2005. The consumer loans allowance increased by 6.1% or $82,000, when compared to $1.3 million recorded at June 30, 2005.

The provision for loan losses for the six-month period ended December 31, 2005 totaled $1.9 million, a 5.4% increase from the $1.8 million reported for the six-month period ended December 31, 2004. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the period ended December 31, 2005 was adequate in order to maintain the allowance for loan losses at an appropriate level.

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

TABLE 8 — ALLOWANCE FOR LOAN LOSSES SUMMARY:
Six-Month Periods Ended December 31, 2005 and 2004
Fiscal Years Ended June 30, 2005, 2004, 2003, 2002 and 2001

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of period	$6,495	$7,553	$7,553	$5,031	$3,039	$2,856	$6,837
Provision for loan losses	1,902	1,805	3,315	4,587	4,190	2,117	2,903
Net credit losses — see Table 10	(1,767)	(1,793)	(4,373)	(2,065)	(2,198)	(1,934)	(6,884)

Balance at end of period	$6,630	$7,565	$6,495	$7,553	$5,031	$3,039	$2,856

TABLE 9 — ALLOWANCE FOR LOAN LOSSES BREAKDOWN:
Six-Month Periods Ended December 31, 2005 and 2004
Fiscal Years Ended June 30, 2005, 2004, 2003, 2002 and 2001

	Six-Month
	Period Ended
	December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(Dollars in thousands)

Mortgage	$3,185	$3,200	$3,167	$3,861	$1,749	$1,178	$816
Commercial	1,723	2,027	1,714	1,317	433	284	419
Consumer	1,417	1,775	1,335	1,462	1,289	1,486	1,318
Financing leases(1)	—	—	—	—	10	73	303
Unallocated allowance	305	563	279	913	1,550	18	—

	$6,630	$7,565	$6,495	$7,553	$5,031	$3,039	$2,856

Allowance composition:
Mortgage	48.0%	42.3%	48.8%	51.1%	34.8%	38.8%	28.6%
Commercial	26.0%	26.8%	26.4%	17.4%	8.6%	9.3%	14.7%
Consumer	21.4%	23.5%	20.6%	19.4%	25.6%	48.9%	46.1%
Financing leases	0.0%	0.0%	0.0%	0.0%	0.2%	2.4%	10.6%
Unallocated allowance	4.6%	7.4%	4.2%	12.1%	30.8%	0.6%	0.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Allowance coverage ratio at end of period Applicable to:
Mortgage	0.50%	0.50%	0.51%	0.60%	0.26%	0.23%	0.20%
Commercial	0.76%	1.86%	0.73%	1.61%	0.99%	0.69%	1.62%
Consumer	3.96%	7.23%	4.41%	7.84%	6.50%	6.73%	5.80%
Financing leases	0.00%	0.00%	0.00%	0.00%	23.81%	24.75%	36.64%

Unallocated allowance to total loans	0.03%	0.07%	0.03%	0.12%	0.21%	0.00%	0.00%

Total allowance to total loans	0.73%	0.98%	0.71%	1.01%	0.69%	0.52%	0.61%

Other selected data and ratios:
Recoveries to charge-off’s	15.1%	19.6%	14.2%	35.6%	29.0%	31.9%	23.8%

Allowance coverage ratio to:
Non-performing loans	23.3%	25.1%	21.1%	24.4%	17.4%	15.1%	16.9%

Non-real estate non-performing loans	135.4%	184.7%	139.0%	229.8%	217.3%	256.2%	103.4%

(1)	Discontinued in June 2000.

TABLE 10 — NET CREDIT LOSSES STATISTICS:
Six-Month Periods Ended December 31, 2005 and 2004
Fiscal Years Ended June 30, 2005, 2004, 2003, 2002 and 2001

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(Dollars in thousands)

Mortgage
Charge-offs	$(774)	$(1,198)	$(2,861)	$(378)	$(5)	$(30)	$(77)
Recoveries	145	—	—	—	—	—	—

	(629)	(1,198)	(2,861)	(378)	(5)	(30)	(77)

Commercial
Charge-offs	(180)	(129)	(614)	(249)	(24)	—	(222)
Recoveries	16	105	119	139	63	42	58

	(164)	(24)	(495)	(110)	39	42	(164)

Consumer
Charge-offs	(1,127)	(904)	(1,619)	(2,563)	(2,928)	(2,389)	(3,289)
Recoveries	153	333	602	832	606	566	1,352

	(974)	(571)	(1,017)	(1,731)	(2,322)	(1,823)	(1,937)

Financing leases(1)
Charge-offs	—	—	—	(17)	(138)	(420)	(5,442)
Recoveries	—	—	—	171	228	297	736

	—	—	—	154	90	(123)	(4,706)

Net credit losses
Total charge-offs	(2,081)	(2,231)	(5,094)	(3,207)	(3,095)	(2,839)	(9,030)
Total recoveries	314	438	721	1,142	897	905	2,146

	$(1,767)	$(1,793)	$(4,373)	$(2,065)	$(2,198)	$(1,934)	$(6,884)

Net credit losses (recoveries) to average loans:
Mortgage	0.17%	0.34%	0.41%	0.06%	0.00%	0.01%	0.02%

Commercial	0.25%	0.05%	0.46%	0.19%	(0.10)%	(0.13)%	0.72%

Consumer	6.08%	5.41%	4.31%	9.70%	11.97%	8.46%	9.92%

Financing leases	0.00%	0.00%	0.00%	1100.00%	(50.85)%	22.20%	95.90%

Total	0.38%	0.44%	0.53%	0.28%	0.33%	0.35%	1.53%

Average loans:
Mortgage	$757,207	$694,529	$699,027	$662,590	$608,189	$495,631	$401,916
Commercial	129,506	96,264	108,636	57,047	40,477	31,345	22,926
Consumer	32,005	21,123	23,576	17,853	19,404	21,549	19,517
Financing leases	—	—	—	14	177	554	4,907

Total	$918,718	$811,916	$831,239	$737,504	$668,247	$549,079	$449,266

(1)	Discontinued in June 2000.

TABLE 11 — NON-PERFORMING ASSETS:
As of December 31, 2005 and June 30, 2005, 2004, 2003, 2002 and 2001

	December 31,	Fiscal Year Ended June 30,
	2005	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-performing assets:
Non-performing loans
Non-accruing loans	$18,986	$21,859	$23,714	$10,350	$10,196	$6,537
Accruing loans over 90 days past due	9,447	8,997	7,224	18,532	9,920	10,366

Total non-performing loans (see Table 12 below)	28,433	30,856	30,938	28,882	20,116	16,903
Foreclosed real estate	4,802	4,186	888	536	476	847
Repossessed autos and equipment	—	—	—	—	—	107

Total non-performing assets	$33,235	$35,042	$31,826	$29,418	$20,592	$17,857

Non-performing assets to total assets	0.73%	0.83%	0.85%	0.97%	0.83%	0.88%

Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,403	$2,164	$843	$648	$724	$664

TABLE 12 — NON-PERFORMING LOANS:
As of December 31, 2005, June 30, 2005 and 2004

	December 31,	June 30,
	2005	2005	2004
	(Dollars in thousands)

Non-performing loans:
Mortgage	$23,535	$26,184	$27,651
Commercial, mainly real estate	4,600	4,549	2,954
Consumer	298	123	333

Total	$28,433	$30,856	$30,938

Non-performing loans composition percentages:
Mortgage	82.8%	84.9%	89.4%
Commercial, mainly real estate	16.2%	14.7%	9.6%
Consumer	1.0%	0.4%	1.0%

Total	100.0%	100.0%	100.0%

Non-performing loans to:
Total loans	3.12%	3.39%	4.12%

Total assets	0.63%	0.73%	0.83%

Total capital	8.32%	9.11%	10.98%

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

Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.

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

During the six-month period ended December 31, 2005, net credit losses amounted to $1.77 million, a 1.5% decrease when compared to $1.79 million reported for the same period of 2004. The decrease was primarily due to a $568,000 reduction in net credit losses for mortgage loans. Total loss recoveries decreased from $438,000 for the six months ended December 31, 2004 to $314,000 for the six months period ended December 31, 2005. As result, the recoveries to charge-offs ratio decreased from 19.6% for the six months ended December 31, 2004 to 15.1% for the six months ended December 31, 2005.

The Group’s non-performing assets include non-performing loans, foreclosed real estate and other repossessed assets (see Tables 11 and 12). At December 31 2005, the Group’s non-performing assets totaled $33.2 million (0.73% of total assets) versus $35.0 million (0.83% of total assets) at June 30, 2005. At June 30, 2004 and 2003, non-performing assets amounted to $31.8 million and $29.4 million, respectively (0.85% and 0.97%, respectively, of total assets).

At December 31, 2005, the allowance for loan losses to non-performing loans coverage ratio was 23.3% (25.1% at December 31, 2004. Excluding the lesser-risk mortgage loans, the ratio is much higher, 135.4% (184.7% at December 31, 2004).

Detailed information concerning each of the items that comprise non-performing assets follows:

•	Mortgage loans — Well collateralized residential mortgage loans are placed in non-accrual status when they become 365 days or more past due, or earlier if other factors indicate that the collection of principal and interest is doubtful, and are written down, if necessary, based on the specific evaluation of the collateral underlying the loan. At December 31, 2005, the Group’s non-performing mortgage loans totaled $23.5 million or 82.8% of the Group’s non-performing loans, compared to $26.2 million or 84.9% at June 30, 2005, and to $27.7 million or 89.4% at June 30, 2004. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral and the loan-to-value ratios, management considers that no significant losses will be incurred on this portfolio.

•	Commercial business loans — are placed in non-accrual status when they become 90 days or more past due and are charged-off based on the specific evaluation of the underlying collateral. At December 31, 2005, the Group’s non-performing commercial business loans amounted to $4.6 million or 16.2% of the Group’s non-performing loans, compared to $4.5 million or 14.7% at June 30, 2005, and $3.0 million or 9.6% at June 30, 2004. Most of this portfolio is also collateralized by real estate and no significant losses are expected.

•	Consumer loans — are placed in non-accrual status when they become 90 days past due and charged-off when payments are delinquent 120 days. At December 31, 2005, the Group’s non-performing consumer loans amounted to $298,000 or 1.0% of the Group’s total non-performing loans, compared to $123,000 or 0.4% at June 30, 2005, and $333,000 or 1.0% at June 30, 2004.

•	Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less selling costs is charged to operations. Management is actively seeking prospective buyers for these foreclosed properties. Foreclosed real estate amounted to $4.8 million at December 31, 2005, $4.2 million at June 30, 2005, $888,000 at June 30, 2004, $536,000 at June 30, 2003 and $476,000 at June 30, 2002.

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commercial commitments are:

	Payments Due by Period
		Less Than	1 — 3	3 — 5	After
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

CONTRACTUAL OBLIGATIONS:
Federal funds purchased	$2,525	$2,525	$—	$—	$—
Short term borrowings	1,930	1,930	—	—	—
Securities sold under agreements to repurchase	2,427,880	2,427,880	—	—	—
Advances from FHLB	313,300	238,300	75,000	—	—
Term notes	15,000	—	15,000	—	—
Subordinated capital notes	72,166	—	—	—	72,166
Annual rental commitments under noncancelable operating leases	26,243	3,274	5,867	5,591	11,511

Total	$2,859,044	$2,673,909	$95,867	$5,591	$83,677

OTHER COMMERCIAL COMMITMENTS:
Lines of credit	$16,386	$16,386	$—	$—	$—
Commitments to extend credit	39,093	39,093	—	—	—

Total	$55,479	$55,479	$—	$—	$—

Such commitments will be funded in the normal course of business from the Bank’s principal sources of funds. At December 31, 2005 the Bank had $807.5 million in time deposits and IRA accounts that mature during the following twelve months. The Bank does not anticipate any difficulty in retaining such deposits.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.

As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services since such prices are affected by inflation.

QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

TABLE 13A —  SELECTED QUARTERLY FINANCIAL DATA:

Six-Month Period Ended December 31, 2005	September 30,	December 31,
	(In thousands, except for per share data)

Interest income	$50,813	$54,273
Interest expense	33,485	37,221

Net interest income	17,328	17,052
Provision for loan losses	951	951

Net interest income after provision for loan losses	16,377	16,101
Total non-interest income	7,825	8,557
Total non-interest expenses	15,390	16,424

Income before taxes	8,812	8,234
Income tax expense	(391)	264

Net income	8,421	8,498
Less: Dividends on preferred stock	(1,200)	(1,201)

Income available to common shareholders	$7,221	$7,297

Per share data:
Basic	$0.29	$0.30

Diluted	$0.29	$0.29

TABLE 13B —  SELECTED QUARTERLY FINANCIAL DATA:

	September 30,		December 31,		March 31,		June 30,
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
Year Ended June 30, 2005	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)
	(In thousands, except for per share data)

Interest income	$44,947	$44,947	$47,917	$47,917	$47,572	$47,572	$48,876	$48,876
Interest expense	21,294	21,294	24,855	24,855	27,162	27,162	29,588	29,588

Net interest income	23,653	23,653	23,062	23,062	20,410	20,410	19,288	19,288
Provision for loan losses	700	700	1,105	1,105	660	660	850	850

Net interest income after provision for loan losses	22,953	22,953	21,957	21,957	19,750	19,750	18,438	18,438

Total non-interest income	10,404	10,404	11,943	11,943	6,101	6,101	6,437	6,437
Total non-interest expenses	15,183	15,461	15,508	18,460	15,472	12,148	16,857	13,894

Income before taxes	18,174	17,896	18,392	15,440	10,379	13,703	8,018	10,981
Income tax expense	(768)	(768)	123	123	2,671	2,671	(377)	(377)

Net income	17,406	17,128	18,515	15,563	13,050	16,374	7,641	10,604
Less: Dividends on preferred stock	(1,200)	(1,200)	(1,201)	(1,201)	(1,200)	(1,200)	(1,201)	(1,201)

Income available to common shareholders	$16,206	$15,928	$17,314	$14,362	$11,850	$15,174	$6,440	$9,403

Per share data:
Basic	$0.67	$0.66	$0.71	$0.59	$0.48	$0.62	$0.26	$0.38

Diluted	$0.64	$0.61	$0.68	$0.55	$0.46	$0.58	$0.26	$0.37

	September 30,		December 31,		March 31,		June 30,
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
Year Ended June 30, 2004	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)

Interest income	$37,365	$37,365	$42,085	$42,085	$42,447	$42,447	$42,488	$42,488
Interest expense	18,467	18,467	19,139	19,139	19,691	19,691	19,877	19,877

Net interest income	18,898	18,898	22,946	22,946	22,756	22,756	22,611	22,611
Provision for loan losses	1,340	1,340	1,014	1,014	1,050	1,050	1,183	1,183

Net interest income after provision for loan losses	17,558	17,558	21,932	21,932	21,706	21,706	21,428	21,428

Total non-interest income	12,942	12,942	9,357	9,357	11,199	11,199	12,536	12,536
Total non-interest expenses	15,381	14,823	14,603	15,984	14,997	20,922	14,451	11,635

Income before taxes	15,119	15,677	16,686	15,305	17,908	11,983	19,513	22,329
Income tax expense	(1,560)	(1,560)	(998)	(998)	(1,585)	(1,585)	(1,434)	(1,434)

Net income	13,559	14,117	15,688	14,307	16,323	10,398	18,079	20,895
Less: Dividends on preferred stock	(597)	(597)	(1,200)	(1,200)	(1,200)	(1,200)	(1,201)	(1,201)

Income available to common shareholders	$12,962	$13,520	$14,488	$13,107	$15,123	$9,198	$16,878	$19,694

Per share data:
Basic	$0.61	$0.63	$0.67	$0.60	$0.68	$0.41	$0.70	$0.81

Diluted	$0.56	$0.59	$0.63	$0.57	$0.64	$0.39	$0.66	$0.77

(1)	Refer to Note 2 to the Group’s consolidated financial statements in Item 8 for information about the restatement.

Critical Accounting Policies

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

The Group follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

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

Allowance for Loan Losses

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

New Accounting Pronouncements

SFAS Statement No. 123(R) — “Share Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics.

SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally its vesting period. SFAS 123R’s measurement requirements for employee stock options are similar to those under the fair value method of SFAS 123. However, SFAS 123R requires:

•	initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then “truing up” compensation cost and expense as shares were forfeited;

•	different measurements of awards that contain performance or market conditions; and

•	distinguishment of awards between equity and liabilities based on guidance in Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Group is using to value its employee stock-based compensation is the Black-Scholes option pricing model. The Group adopted SFAS 123R on July 1, 2005. Subsequent to the adoption of SFAS 123R, the Group recorded approximately $11,000 related to the expensing of new grants issued during the six-month period ended December 31, 2005.

SFAS No. 153 “Exchanges of Nonmonetary Assets”

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: (a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred, or (b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not affect the results of operations presented in the Group’s consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133

Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of this statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. An entity should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated.

The Group is evaluating the impact that this recently issued accounting pronouncement may have on its financial condition and results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 133 and 140”

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to SFAS No. 140”, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted.

The adoption of SFAS No. 156 is not expected to have a material effect on the Group’s consolidated financial position or results of operations.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”

In March 2005, FASB issued interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity. However, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated to electing 10% corporate U.S. shareholders from non-U.S. subsidiaries through September 30, 2006. To date, the Group has not provided for income taxes on unremitted earnings generated by the non-U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Group’s swaps (excluding those used to manage exposure to the stock market at December 31, 2005 and June 30, 2005 and 2004) are set forth in the table below:

	December 31,	June 30,
Swaps:	2005	2005	2004
	(Dollars in thousands)

Pay fixed swaps notional amount	$1,275,000	$885,000	$900,000
Weighted average pay rate — fixed	3.90%	3.44%	3.47%
Weighted average receive rate — floating	4.39%	3.27%	1.25%
Maturity in months	1 to 60	4 to 64	3 to 76
Floating rate as a percent of LIBOR	100%	100%	100%

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor will receive a specified percentage of the average increase of the month-end value of the stock index. If the index decreases, the depositor receives the principal without any interest. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group will receive the average increase in the month-end value of the corresponding index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

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

Derivatives designated as a hedge consist of interest rate swaps primarily used to hedge securities sold under agreements to repurchase with notional amounts of $1.240 billion, $885.0 million and $900.0 million as of December 31, 2005 and June 30, 2005 and 2004, respectively. Derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $173,280, $186,010, and $227,260 as of December 31, 2005 and June 30 2005 and 2004, respectively; embedded options on stock indexed deposits with notional amounts of $164,651, $178,478, and $218,884, as of December 31, 2005 and June 30 2005 and 2004, respectively; and interest rate swaps with notional amounts of $35.0 million as of December 31, 2005.

At December 31, 2005, the contractual maturities of interest rate swaps and equity indexed options, by fiscal year were as follows:

		Equity Indexed
		Options Purchased	Equity Indexed
Year Ending December 31,	Interest Rate Swaps	and Swaps	Options Sold	Total
	(In thousands)

2006	$460,000	$63,165	$60,126	$583,291
2007	175,000	43,285	39,537	257,822
2008	—	35,700	34,726	70,426
2009	—	22,085	21,419	43,504
2010	640,000	9,045	8,843	657,888

	$1,275,000	$173,280	$164,651	$1,612,931

Gains (losses) credited (charged) to earnings and reflected as “Derivatives” in the consolidated statements of income for the six months ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 amounted to $1.1 million, ($322,000), ($2.8 million), $11,000 and ($4.1 million) respectively. An unrealized loss of $6.4 million and an unrealized gain of $11.1 million, on derivatives designated as cash flow hedges were included in other comprehensive income for the fiscal years ended June 30, 2005 and 2004, respectively. Ineffectiveness of $1.1 million was credited to earnings during fiscal 2005. No ineffectiveness was charged to earnings during fiscal 2004.

At December 31, 2005 and June 30, 2005 and 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: (i) the fair value of the interest rate swaps used to manage the exposure to the stock market on stock indexed deposits and fix the cost of short-term borrowings represented a liability of $844,000, $11.1 million and $13.8 million, respectively, in accrued expenses and other liabilities; (ii) the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $22.1 million, $19.0 million and $16.5 million, respectively; and (iii) the options sold to customers embedded in the certificates of deposit represented a liability of $21.1 million, $18.2 million and $16.2 million, respectively, recorded in deposits.

The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rates, affecting interest-sensitive assets and liabilities. The hypothetical rate scenarios as of December 31, 2005 consider a gradual change of plus 200 and minus 100 basis points during a forecasted twelve-month period. The hypothetical rate scenarios as of June 30, 2005 consider a gradual change of plus 200 and minus 50 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

	Expected	Amount	Percent
Change in Interest Rate	NII	Change	Change
	(Dollars in thousands)

December 31, 2005:
Base Scenario
Flat	$56,798	$—	0.00%

+ 200 Basis points	$38,043	$(18,755)	(33.02)%

− 100 Basis points	$65,168	$8,370	14.74%

June 30, 2005:
Base Scenario
Flat	$78,855	$—	0.00%

+ 200 Basis points	$50,236	$(28,619)	(36.29)%

− 50 Basis points	$84,867	$6,012	7.62%

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

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of December 31, 2005, the Group had approximately $916.6 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 10.1% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2005, the Group has an additional borrowing capacity with the FHLB of $17.2 million.

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

As of December 31, 2005, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $40.0 million (no borrowings were made during the six-month period ended December 31, 2005 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.

The Group’s liquidity targets are reviewed monthly by ALCO and are based on the Group’s commitment to make loans and investments and its ability to generate funds.

The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see “Dividend Restrictions” under “Regulation and Supervision” in Item 1). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oriental Financial Group Inc.:

We have audited the accompanying consolidated statement of financial condition of Oriental Financial Group Inc. and subsidiaries (the Group) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for the six-month period then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the six-month period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1, effective July 1, 2005, the Group changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oriental Financial Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

San Juan, Puerto Rico
June 9, 2006

Stamp No. 2102943 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements referred to above have been restated.

/s/  DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
September 9, 2005 (June 9, 2006 as
to the effects of the restatement
discussed in Note 2)

Stamp No. 2166488
affixed to original.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oriental Financial Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Oriental Financial Group Inc. and subsidiaries (the “Group”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Group’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Group did not maintain effective internal control over accounting for employee stock option awards. Specifically, the Group had inadequate review procedures to identify non-standard terms in stock option awards and equity-related contracts. This deficiency resulted in material errors, in the Group’s previously issued consolidated financial statements. As a result, the Group restated its consolidated financial statements for each of the years in the three-year period ending June 30, 2005 and for each of the quarters from July 1, 2003 through September 30, 2005, in order to record non-cash adjustments to previously reported other liabilities, stockholders’ equity, net income, earnings per share and total average shares and equivalents.

•	The Group also had inadequate review procedures over review of loan acquisition documents in order to identify and consider all relevant terms and conditions for the proper application of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This deficiency resulted in material errors, in the Group’s previously issued consolidated financial statements, related to presentation of certain mortgage-related transactions with another institution as purchases of residential mortgage loans secured by first mortgage liens, which should have been recorded as commercial loans secured by such first lien mortgages. As a result, the Group restated its annual consolidated financial statements for the year ended June 30, 2005 and for each of the quarters from July 1, 2004 through September 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Oriental Financial Group Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for the six-month period then ended, these material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 consolidated financial statements, and this report does not affect our report dated June 9, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Oriental Financial Group Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Oriental Financial Group Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

San Juan, Puerto Rico
June 9, 2006

Stamp No. 2102945 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Oriental Financial Group Inc.

Management’s Report on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Oriental Financial Group Inc.:

The management of Oriental Financial Group Inc. (the “Group”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. The Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Group’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Group;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Group are being made only in accordance with authorization of management and directors of the Group; and

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Group’s internal control over financial reporting as of December 31, 2005. Management made its assessment using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the Group’s internal control over financial reporting led it to conclude that the Group did not maintain effective internal control over financial reporting as of December 31, 2005 due to the following identified material weaknesses:

•	The Group did not maintain effective internal control over accounting for employee stock option awards. Specifically, the Group had inadequate review procedures to identify non-standard terms in stock option awards and equity-related contracts. This deficiency resulted in material errors, in the Group’s previously issued financial statements. As a result, the Group restated its financial statements for each of the years in the three-year period ending June 30, 2005 and for each of the quarters from July 1, 2003 through September 30, 2005, in order to record non-cash adjustments to previously reported other liabilities, stockholders’ equity, net income, earnings per share and total average shares and equivalents.

•	The Group also had inadequate review procedures over review of loan acquisition documents in order to identify and consider all relevant terms and conditions for the proper application of statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This deficiency resulted in material errors, in the Group’s previously issued financial statements, related to presentation of certain mortgage-related transactions with another institution as purchases of residential mortgage loans secured by first mortgage liens, which should have been recorded as commercial loans secured by such first lien mortgages. As a result, the Group restated its annual financial statements for the year ended June 30, 2005 and for each of the quarters from July 1, 2004 through September 30, 2005.

Using the COSO Criteria, management has determined that the material weakness found identified above result in more than a remote likelihood that a material misstatement of its annual or interim consolidated financial statements could occur and not be detected by management before the financial statements are published.

The Group’s management assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the Group’s independent registered public accounting firm, as stated in their report dated June 9, 2006.

By: /s/ José Rafael Fernández	By: /s/ Héctor Méndez
José Rafael Fernández	Héctor Méndez
President and Chief Executive Officer	Senior Executive Vice President, Treasurer and Chief Financial Officer

Date: June 9, 2006	Date: June 9, 2006

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2005 AND JUNE 30, 2005 AND 2004

	December 31,	June 30,	June 30,
	2005	2005	2004
		(As Restated -	(As Restated -
		See Note 2)	See Note 2)
	(In thousands, except share data)

ASSETS
Cash and due from banks	$13,789	$14,892	$9,284

Investments:
Time deposits with other banks	60,000	30,000	—
Money market investments	3,480	9,791	7,747

Short term investments	63,480	39,791	7,747

Trading securities, at fair value with amortized cost of $144 (June 30, 2005 — $259, June 30, 2004 — $561)	146	265	574

Investment securities available-for-sale, at fair value with amortized cost of $1,069,649 (June 30, 2005 — $1,036,153, June 30, 2004 — $1,533,145)
Securities pledged that can be repledged	558,719	409,556	986,165
Other investment securities	488,165	620,164	541,242

Total investment securities available-for-sale	1,046,884	1,029,720	1,527,407

Investment securities held-to-maturity, at amortized cost with fair value of $2,312,832 (June 30, 2005 — $2,142,708, June 30, 2004 — $1,275,534)
Securities pledged that can be repledged	1,917,805	1,802,596	1,002,041
Other investment securities	428,450	332,150	280,821

Total investment securities held-to-maturity	2,346,255	2,134,746	1,282,862

Federal Home Loan Bank (FHLB) stock, at cost	20,002	27,058	28,160

Total investments	3,476,767	3,231,580	2,846,750

Securities sold but not yet delivered	44,009	1,034	47,312

Loans:
Mortgage loans held-for-sale, at lower of cost or market	8,946	17,963	5,814
Loans receivable, net of allowance for loan losses of $6,630 (June 30, 2005 — $6,495, June 30, 2004 — $7,553)	894,362	885,641	737,642

Total loans, net	903,308	903,604	743,456

Accrued interest receivable	29,067	23,735	19,127
Premises and equipment, net	14,828	15,269	18,552
Deferred tax asset, net	12,222	6,191	7,337
Foreclosed real estate	4,802	4,186	888
Other assets	48,157	46,374	32,989

Total assets	$4,546,949	$4,246,865	$3,725,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$146,623	$152,165	$126,296
Savings accounts	82,641	93,925	88,463
Certificates of deposit	1,069,304	1,006,807	809,590

Total deposits	1,298,568	1,252,897	1,024,349

Borrowings:
Federal funds purchased and other short term borrowings	4,455	12,310	—
Securities sold under agreements to repurchase	2,427,880	2,191,756	1,895,865
Advances from FHLB	313,300	300,000	300,000
Term notes	15,000	15,000	15,000
Subordinated capital notes	72,166	72,166	72,166

Total borrowings	2,832,801	2,591,232	2,283,031

Securities and loans purchased but not yet received	43,354	22,772	89,068
Accrued expenses and other liabilities	30,435	41,209	47,601

Total liabilities	4,205,158	3,908,110	3,444,049

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,350,125 shares issued (June 30, 2005 — 25,103,636 shares, June 30, 2004 — 22,253,084 shares)	25,350	25,104	22,253
Additional paid-in capital	208,454	206,804	137,156
Legal surplus	35,863	33,893	27,425
Retained earnings	52,340	46,705	76,752
Treasury stock, at cost 770,472 shares (June 30, 2005 — 228,000 shares and June 30,2004 — 246,441 shares)	(10,332)	(3,368)	(4,578)
Accumulated other comprehensive loss, net of tax of $1,810 (June 30, 2005 — $311, June 30, 2004 — $474)	(37,884)	(38,383)	(45,362)

Total stockholders’ equity	341,791	338,755	281,646

Total liabilities and stockholders’ equity	$4,546,949	$4,246,865	$3,725,695

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
FOR THE FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(As Restated -	(As Restated -	(As Restated -	(As Restated -
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(In thousands, except per share data)
	(Unaudited for the six-month period ended December 31, 2004)

Interest income:
Loans	$30,901	$26,610	$54,966	$52,130	$51,486
Mortgage-backed securities	45,251	56,024	103,425	104,779	96,225
Investment securities	27,469	10,059	30,395	7,312	3,739
Short term investments	1,465	171	526	164	296

Total interest income	105,086	92,864	189,312	164,385	151,746

Interest expense:
Deposits	20,281	13,423	29,744	30,012	33,657
Securities sold under agreements to repurchase	42,909	26,555	60,524	36,018	33,834
Advances from FHLB, term notes and other borrowings	5,046	4,125	8,313	8,158	7,918
Subordinated capital notes	2,470	2,046	4,318	2,986	1,926

Total interest expense	70,706	46,149	102,899	77,174	77,335

Net interest income	34,380	46,715	86,413	87,211	74,411
Provision for loan losses	1,902	1,805	3,315	4,587	4,190

Net interest income after provision for loan losses	32,478	44,910	83,098	82,624	70,221

Non-interest income (expense):
Financial service revenues	7,506	7,612	14,371	17,617	14,472
Banking service revenues	4,495	3,859	7,752	7,165	5,968
Net gain (loss) on:
Mortgage banking activities	1,702	5,532	7,774	7,719	8,026
Securities available-for-sale	650	5,642	7,446	13,414	14,223
Derivatives	1,256	(322)	(2,811)	11	(4,061)
Trading securities	5	(33)	(15)	21	571
Premises and equipment	36	—	—	—	(219)
Other	732	57	368	87	59

Total non-interest income, net	16,382	22,347	34,885	46,034	39,039

Non-interest expenses:
Compensation and employees’ benefits	12,714	15,910	23,606	28,511	24,312
Occupancy and equipment	5,798	5,050	10,583	9,639	9,079
Advertising and business promotion	3,187	3,599	6,506	7,466	7,052
Professional and service fees	3,771	3,380	6,994	5,631	6,467
Communication	837	843	1,630	1,849	1,671
Loan servicing expenses	911	896	1,727	1,853	1,775
Taxes, other than payroll and income taxes	1,195	902	1,836	1,754	1,556
Electronic banking charges	854	1,015	2,075	1,679	1,244
Printing, postage, stationery and supplies	528	474	891	1,121	1,038
Insurance	374	392	767	791	736
Other	1,645	1,460	3,348	3,070	2,475

Total non-interest expenses	31,814	33,921	59,963	63,364	57,405

Income before income taxes	17,046	33,336	58,020	65,294	51,855
Income tax expense (benefit)	127	645	(1,649)	5,577	4,284

Net income	16,919	32,691	59,669	59,717	47,571
Less: Dividends on preferred stock	(2,401)	(2,401)	(4,802)	(4,198)	(2,387)

Income available to common shareholders	$14,518	$30,290	$54,867	$55,519	$45,184

Income per common share:
Basic	$0.59	$1.24	$2.23	$2.48	$2.15

Diluted	$0.58	$1.17	$2.14	$2.32	$1.99

Average common shares outstanding	24,777	24,407	24,571	22,394	21,049
Average potential common shares-options	340	1,546	1,104	1,486	1,643

	25,117	25,953	25,675	23,880	22,692

Cash dividends per share of common stock	$0.28	$0.27	$0.55	$0.51	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
FOR THE FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
Changes in Stockholders’ Equity:	2005	2004	2005	2004	2003
		(As Restated -	(As Restated -	(As Restated -	(As Restated -
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(In thousands)
	(Unaudited for the six-month period ended December 31, 2004)

Preferred stock:
Balance at beginning of period	$68,000	$68,000	$68,000	$33,500	$33,500
Issuance of preferred stock	—	—	—	34,500	—

Balance at end of period	68,000	68,000	68,000	68,000	33,500

Common stock:
Balance at beginning of period	25,104	22,253	22,253	19,684	15,300
Issuance of common stock	—	—	—	1,955	—
Stock options exercised	246	354	857	614	520
Stock dividend and stock split effected in the form of a dividend	—	1,994	1,994	—	3,864

Balance at end of period	25,350	24,601	25,104	22,253	19,684

Additional paid-in capital:
Balance at beginning of period — as previously reported					52,670
Prior period adjustment (See Note 2)					9,126

Balance at beginning of period — as restated	206,804	137,156	137,156	67,813	61,796
Issuance of common stock	—	—	—	52,785	—
Stock-based compensation expense		1,292	7,552	1,373	1,451
Stock options exercised	1,650	2,573	3,650	5,282	4,566
Stock options cancelled	—	—	—	—	—
Stock dividend and stock split effected in the form of a dividend	—	58,456	58,456	14,526	—
Common stock issuance costs	—	(2)	(10)	(3,180)	—
Preferred stock issuance costs	—	—	—	(1,443)	—

Balance at end of period	208,454	199,475	206,804	137,156	67,813

Legal surplus:
Balance at beginning of period	33,893	27,425	27,425	21,099	15,997
Transfer from retained earnings	1,970	3,855	6,468	6,326	5,102

Balance at end of period	35,863	31,280	33,893	27,425	21,099

Retained earnings:
Balance at beginning of period — as previously reported					75,806
Prior period adjustment (See Note 2)					(17,290)

Balance at beginning of period — as restated	46,705	76,752	76,752	85,319	58,516
Net income	16,919	32,691	59,669	59,717	47,571
Cash dividends declared on common stock	(6,913)	(6,412)	(13,523)	(11,425)	(9,415)
Stock dividend and stock split effected in the form of a dividend	—	(64,923)	(64,923)	(46,335)	(3,864)
Cash dividends declared on preferred stock	(2,401)	(2,401)	(4,802)	(4,198)	(2,387)
Transfer to legal surplus	(1,970)	(3,855)	(6,468)	(6,326)	(5,102)

Balance at end of period	52,340	31,852	46,705	76,752	85,319

Treasury stock:
Balance at beginning of period	(3,368)	(4,578)	(4,578)	(35,888)	(33,674)
Stock purchased	(7,003)	(106)	(3,512)	(499)	(2,214)
Stock used to match defined contribution plan 1165(e)	39	120	249	—	—
Stock dividend and stock split effected in the form of a dividend	—	4,473	4,473	31,809	—

Balance at end of period	(10,332)	(91)	(3,368)	(4,578)	(35,888)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(38,383)	(45,362)	(45,362)	(309)	6,830
Other comprehensive income (loss), net of tax	499	8,339	6,979	(45,053)	(7,139)

Balance at end of period	(37,884)	(37,023)	(38,383)	(45,362)	(309)

Total stockholders’ equity	$341,791	$318,094	$338,755	$281,646	$191,215

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
FOR THE FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
Comprehensive Income	2005	2004	2005	2004	2003
		(As Restated -	(As Restated -	(As Restated -	(As Restated -
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(In thousands)
	(Unaudited for the six-month period ended December 31, 2004)

Net income	$16,919	$32,691	$59,669	$59,717	$47,571

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale arising during the period	(13,056)	19,821	10,830	(65,037)	28,691
Realized gains on investment securities available-for-sale included in net income	(650)	(5,642)	(7,446)	(13,414)	(14,223)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	13,962	(13,390)	(6,372)	11,134	(36,318)
Realized loss (gain) on derivatives designated as cash flow hedges included in net income	(1,256)	7,388	10,131	17,744	16,141
Amount reclassified into earnings during the period related to transition adjustment on derivative activities	—	—	—	372	227
Income tax effect related to unrealized (gain) loss on securities available-for-sale	1,499	162	(164)	4,148	(1,657)

Other comprehensive income (loss) for the period, net of tax	499	8,339	6,979	(45,053)	(7,139)

Comprehensive income	$17,418	$41,030	$66,648	$14,664	$40,432

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
FOR THE FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(As Restated -	(As Restated -	(As Restated -	(As Restated -
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(In thousands)
	(Unaudited for the six-month period ended December 31, 2004)

Cash flows from operating activities:
Net income	$16,919	$32,691	$59,669	$59,717	$47,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs and accretion of discounts	(838)	(1,627)	(2,609)	(2,971)	(2,005)
Amortization of premiums, net of accretion of discounts	8,474	4,848	9,835	12,535	7,086
Depreciation and amortization of premises and equipment	3,211	2,714	5,857	4,970	4,692
Deferred income tax expense (benefit)	(4,532)	777	982	397	76
Equity in earnings of investment in limited liability partnership	(838)	—	(247)	—	—
Provision for loan losses	1,902	1,805	3,315	4,587	4,190
Stock-based compensation (benefit)	11	3,231	(3,057)	3,932	3,749
Loss (gain) on:
Sale of securities available-for-sale	(650)	(5,642)	(7,446)	(13,414)	(14,223)
Mortgage banking activities	(1,702)	(5,532)	(7,774)	(7,719)	(8,026)
Derivatives	(1,256)	322	2,811	(11)	4,061
Hedged securities available-for-sale	—	71	—	—	—
Sale of foreclosed real estate	(32)	—	—	—	—
Sale of premises and equipment	(4)	—	—	—	219
Originations of loans held-for-sale	(12,097)	(71,221)	(178,256)	(227,964)	(113,548)
Proceeds from sale of loans held-for-sale	21,114	73,412	102,305	124,813	2,867
Net decrease (increase) in:
Trading securities	119	(541)	309	463	8,222
Accrued interest receivable	(5,332)	(2,162)	(4,608)	(1,411)	(2,018)
Other assets	(4,619)	(1,366)	(11,820)	(1,761)	4,989
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,552	1,923	5,252	2,628	(384)
Other liabilities	(10,133)	(6,057)	1,296	(1,314)	1,856

Net cash provided by (used in) operating activities	11,269	27,646	(24,186)	(42,523)	(50,626)

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks	(30,000)	—	(30,000)	365	(120)
Purchases of:
Investment securities available-for-sale	(334,767)	(1,115,084)	(1,738,613)	(1,740,118)	(1,912,359)
Investment securities held-to-maturity	(259,904)	(292,607)	(529,006)	(288,959)	—
FHLB stock	—	—	—	(5,623)	(6,493)
Purchases of equity options and put options	(293)	(632)	(1,371)	(2,425)	(2,238)
Maturities, principal payments and redemptions of:
Investment securities available-for-sale	209,013	161,510	562,230	710,782	1,061,919
Investment securities held-to-maturity	48,671	131,950	232,290	34,709	—
FHLB stock	7,056	—	1,102	—	1,166
Proceeds from sales of:
Investment securities available-for-sale	139,898	693,879	1,143,501	610,566	681,234
Foreclosed real estate	1,537	885	3,034	885	—
Premises and equipment	13	—	3,355	—	—
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(170,217)	(168,908)	(333,177)	(199,262)	(324,980)
Principal repayment of loans	109,804	97,798	206,112	180,138	168,343
Additions to premises and equipment	(2,779)	(1,733)	(4,073)	(7,360)	(2,866)
Other	—	—	—	(1,083)	(1,592)

Net cash used in investing activities	(281,968)	(492,942)	(484,616)	(707,385)	(337,986)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(As Restated -	(As Restated -	(As Restated -	(As Restated -
		See Note 2)	See Note 2)	See Note 2)	See Note 2)
	(In thousands)
	(Unaudited for the six-month period ended December 31, 2004)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	36,140	46,864	224,928	(25,468)	78,391
Securities sold under agreements to repurchase	236,124	441,961	295,891	495,267	403,729
Federal funds purchased	(9,785)	—	12,310	—	—
Proceeds from:
Short term borrowings	1,930	—	—	—	—
Advances from FHLB	837,251	1,286,702	2,204,272	734,200	949,700
Exercise of stock options, net	1,896	3,099	4,507	5,896	5,086
Repayments of advances from FHLB	(823,951)	(1,286,702)	(2,204,272)	(564,200)	(1,027,900)
Issuance of subordinated capital notes	—	—	—	35,043	—
Issuance of common stock, net	—	—	—	51,560	—
Issuance of preferred stock, net	—	—	—	33,057	—
Common stock purchased	(6,964)	(106)	(3,263)	(499)	(2,214)
Dividends paid	(9,356)	(8,598)	(17,919)	(15,014)	(11,395)

Net cash provided by financing activities	263,285	483,220	516,454	749,842	395,397

Net change in cash and cash equivalents	(7,414)	17,924	7,652	(66)	6,785
Cash and cash equivalents at beginning of period	24,683	17,031	17,031	17,097	10,312

Cash and cash equivalents at end of period	$17,269	$34,955	$24,683	$17,031	$17,097

Cash and cash equivalents include:
Cash and due from banks	$13,789	$9,843	$14,892	$9,284	$15,945
Money market investments	3,480	25,112	9,791	7,747	1,152

	$17,269	$34,955	$24,683	$17,031	$17,097

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$58,844	$44,226	$97,647	$74,546	$76,416

Income taxes paid	$—	$—	$554	$1,894	$88

Mortgage loans securitized into mortgage-backed securities	$50,209	$52,147	$85,809	$100,202	$110,843

Investment securities available-for-sale transferred to held-to-maturity	$—	$565,191	$565,191	$1,114,424	$—

Accrued dividend payable	$3,445	$3,467	$3,487	$3,081	$2,472

Other comprehensive income (loss) for the year	$499	$8,339	$6,979	$(45,053)	$(7,139)

Securities sold but not yet delivered	$44,009	$688	$1,034	$47,312	$1,894

Securities and loans purchased but not yet received	$43,354	$87	$22,772	$89,068	$152,219

Transfer from loans to foreclosed real estate	$2,121	$2,752	$4,689	$1,237	$571

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND JUNE 30, 2005 AND 2004 AND
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 AND EACH OF
THE THREE FISCAL YEARS IN THE PERIOD ENDED JUNE 30, 2005
(Unaudited for the Six-Month Period Ended December 31, 2004)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform to U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices. The following is a description of the Group’s most significant accounting policies:

Nature of Operations

Oriental is a diversified, publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 18 to the consolidated financial statements presents further information about the operations of the Group’s business segments.

The main offices for the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.

The Bank operates through twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank also operates two international banking entities (“IBEs”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): O.B.T. International Bank, which is a unit of the Bank, and Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of O.B.T. International Bank to Oriental International Bank Inc. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the Securities and Exchange Commission (“SEC”), and the OCFI. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan losses, income tax, and the valuation of derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

On August 30, 2005, the Group’s Board of Directors amended Section 1 of Article IX of the Group’s Bylaws to change its fiscal year to a calendar year. The fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period covers from July 1, 2005 to December 31, 2005. All data for the six-month period ended December 31, 2004 is derived from the Group’s unaudited consolidated financial statements. In the opinion of management, these financial statements include all adjustments necessary, to present fairly the Group’s consolidated financial condition as of December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The two special purpose entities are exempt from the consolidation requirements, under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

Significant Group Concentrations of Credit Risk

Most of the Group’s business activities are with customers located in Puerto Rico. Note 3 contains information concerning the types of securities in which the Group invests in. Note 5 contains information concerning the types of lending in which the Group is engaged in. The Group has a lending concentration of $87.5 million in one mortgage originator in Puerto Rico at December 31, 2005. This mortgage-related transaction is classified as a commercial loan, and is collateralized by mortgages on real estate properties, mainly one-to-four family residences, and is also guaranteed by the parent company of the mortgage originator. On May 4, 2006, the Group obtained a waiver from the OCFI with respect to the statutory limit for loans to a single borrower (loan to one borrower limit), which allows the Group to retain this credit relationship in its portfolio until it is paid in full.

Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, the Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition.

Earnings per Common Share

Basic earnings per share is calculated by dividing income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (options) had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

Securities Purchased/Sold Under Agreements to Resell/Repurchase

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the statements of financial condition. It is the Group’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements; accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

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

Derivative Financial Instruments

As part of the Group’s asset and liability management, the Group uses interest rate contracts, which include interest rate swaps to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

The Group follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (refer to Note 10), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group uses several pricing models that consider current fair value and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions to derive the fair value of certain derivatives contracts.

Off-Balance Sheet Instruments

In the ordinary course of business, the Group enters into off-balance sheet instruments consisting of commitments to extend credit and commitments under credit card arrangements, further discussed in Note 17 to the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Group periodically evaluates the credit risks inherent in these commitments, and establishes allowances for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The mortgages reported as loans held-for-sale are stated at the lower of cost or market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. From time to time, the Group sells loans to other financial institutions or securitizes conforming mortgage loans into Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) certificates. The Group outsources the servicing of its mortgage loan portfolio, including the mortgages included in the GNMA, FNMA and FHLMC pools issued or sold by the Group.

Servicing rights on mortgage loans originated and held by the Group are sold to another financial institution. Upon their sale, a portion of the accounting basis of the mortgage loans held for investment is allocated to the mortgage servicing rights (MSRs) based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans. When related loans are sold or collected any unamortized discount is recognized as income.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, unamortized discount related to mortgage servicing rights (“MSR”) sold and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using a method that approximates the interest method.

Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms, except for well-collateralized mortgage loans for which recognition is discontinued when they become 365 days or more past due based on contractual terms and are then written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for loan losses is established through a provision for loan losses based on losses that are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Included in the review of individual loans are those that are impaired, as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgages and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

For loans that are not individually graded, the Group uses a methodology that follows a loan credit risk rating process that involves dividing loans into risk categories. The following are the credit risk categories: pass, special mention, substandard, doubtful and loss.

The Group, using an aged-based rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the overall historical loss trends and other information including underwriting standards and economic trends. Loan loss ratios and credit risk categories, are updated quarterly and are applied in the context of GAAP and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary based on factors beyond the Group’s control, such as factors affecting general economic conditions.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Long-lived assets and identifiable intangibles, except for financial instruments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate is made of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized if the fair value is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the carrying amount of the related asset. Otherwise, an impairment loss is not recognized. There were no such impairment losses in the six-month periods ended December 31, 2005 and 2004, and in the fiscal years ended June 30, 2005, 2004 and 2003.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of the related loan balance or the fair value of the real estate at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan losses. After foreclosure, these properties are carried at the lower of cost or fair value less estimated costs to sell. Any excess of the carrying value over the estimated fair value, less estimated costs to sell is charged to operations. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

progress of tax audits, case law and emerging legislation. The Group’s tax contingency accruals are reflected as a component of accrued liabilities.

On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 “Law of the Educational Future of the Puerto Rican Children”. This law imposes an additional tax of 2.5% on taxable income exceeding $20,000. This law is applicable to all corporations and partnerships with a taxable income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994, as amended. The law will be effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. Although the effectiveness of this law is subject to the final approval of the Joint Resolution No. 445 of the Puerto Rico Legislature, concerning the General Budget for the 2005-2006 fiscal year, it is the position of the Puerto Rico Treasury Department that it is in effect notwithstanding the Governor’s veto of such Joint Resolution. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the six-month period ended December 31, 2005 due to the tax exempt composition of the Group’s investments.

On May 13, 2006, the Governor signed into law Act No. 89, which amends the Puerto Rico Internal Revenue Code of 1994, as amended, to impose an additional tax of 2% on the taxable income exceeding $20,000 of corporations covered under the Puerto Rico Banking Act of 1933, as amended. The law is effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This additional tax imposition is not expected to have a material effect on the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.

On May 16, 2006, the Governor also signed into law Act No. 98 to impose a one-time extraordinary tax on the net available income of non-exempt corporations and partnerships for the last taxable year ended on or before December 31, 2005. This extraordinary tax constitutes, in effect, a prepayment, as the taxpayer will be allowed to credit the amount so paid against its Puerto Rico income tax liability for taxable years beginning after December 31, 2005; any “unused credit” can be claimed by the taxpayer in four equal installments, beginning on the taxable year following that in which the extraordinary tax is paid. This additional tax imposition is not expected to have a material effect on the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.

Stock Option Plans

As of December 31, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans, which are described in Note 14. The Group issued 56,000, 566,525, 224,722 and 55,963 stock options during the six-month period ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively, with a graded vesting period from 5 to 7 years.

Up to June 30, 2005, the Group accounted for its stock compensation award plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation expense for option awards with traditional terms was generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected for the awards with traditional terms as the options had an exercise price equal to the market value of the underlying common stock on the date of grant. FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) an interpretation of APB 25 clarifies aspects of accounting for compensation related to stock appreciation rights and other variable stock option or award plans. With regards to stock option awards with anti-dilution provisions, where the terms are such that the number of shares that the employee is entitled to receive and the purchase price depends on events occurring after the date of the grant, compensation is measured at the end of each period as the amount by which the quoted market value of the shares of the enterprise’s stock covered by a grant exceeds the option price and is accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2005, the Compensation Committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of that date. As a result, options to purchase 1,219,333 shares became exercisable. The purpose of the accelerated vesting is to enable the Group to avoid recognizing in its income statement of income, compensation expense associated with these options in future periods, upon adoption of FASB Statement No. 123(R).

Effective July 1, 2005, the Group adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123 “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. SFAS 123R is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123R applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.

Subsequent to the adoption of SFAS 123R, the Group recorded approximately $11,000 related to compensation expense for options issued during the six-month period ended December 31, 2005. The remaining unrecognized compensation cost related to unvested awards as of December 31, 2005, was approximately $230,000 and the weighted average period of time over which this cost will be recognized is approximately 5 years.

Had the estimated fair value of the options granted been included in compensation expense for the periods indicated below, the Group’s net earnings and earnings per share would have been as follows:

	Six-Month
	Period Ended
	December 31,	Fiscal Year Ended June 30,
	2004	2005	2004	2003
	(Unaudited)
	(In thousands, except for per share data)

Net income, as reported	$32,691	$59,669	$59,717	$47,571
Add (deduct): Share-based compensation, included in reported earnings	3,231	(3,057)	3,932	3,749
(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards	(730)	(1,459)	(1,394)	(1,417)

Pro forma net income	35,192	55,153	62,255	49,903
Less: Dividends on preferred stock	(2,401)	(4,802)	(4,198)	(2,387)

Pro forma income available to common shareholders	$32,791	$50,351	$58,057	$47,516

Earnings per share:
Basic — as reported	$1.24	$2.23	$2.48	$2.15

Basic — pro forma	$1.34	$2.05	$2.59	$2.26

Diluted — as reported	$1.17	$2.14	$2.32	$1.99

Diluted — pro forma	$1.26	$1.96	$2.43	$2.09

Average common shares outstanding	24,407	24,571	22,394	21,049
Average potential common shares-options	1,546	1,104	1,486	1,643

	25,953	25,675	23,880	22,692

The average fair value of each option granted during the six month periods ended December 31, 2005 an d 2004 was $4.79 and $13.09, respectively and in fiscal years ended June 30, 2005, 2004 and 2003 was $13.09, $6.81 and $4.54, respectively. The average fair value of each option granted in the fiscal years ended June 30, 2005, 2004 and 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the options granted, after giving retroactive effect to the 10% stock dividend:

	Six-Month Period Ended
	December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003

Weighted Average Assumptions:
Dividend yield	2.75%	2.75%	2.75%	2.25%	2.61%
Expected volatility	44%	35%	35%	33%	32%
Risk-free interest rate	4.03%	4.06%	4.06%	3.77%	3.71%
Expected life (in years)	7	7	7	7	7

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

New Accounting Pronouncements

SFAS Statement No. 123(R) — “Share Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics.

SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally its vesting period. SFAS 123R’s measurement requirements for employee stock options are similar to those under the fair value method of SFAS 123. However, SFAS 123R requires:

•	initial and ongoing estimates of the amount of shares that will vest while SFAS 123 provided entities the option of assuming that all shares would vest and then “truing up” compensation cost and expense as shares were forfeited;

•	different measurements of awards that contain performance or market conditions; and

•	distinguishment of awards between equity and liabilities based on guidance in Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The model the Group is using to value its employee stock-based compensation is the Black-Scholes option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model. The Group adopted SFAS 123R on July 1, 2005. Subsequent to the adoption of SFAS 123R, the Group recorded approximately $11,000 related to the expensing of new grants issued during the six-month period ended December 31, 2005.

SFAS No. 153 “Exchanges of Nonmonetary Assets”

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: (a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred, or (b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not affect the results of operations presented in the Group’s consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of this statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. An entity should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated.

The Group is evaluating the impact that this recently issued accounting pronouncement may have on its financial condition and results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 133 and 140”

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to SFAS No. 140”, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted.

The adoption of SFAS No. 156 is not expected to have a material effect on the Group’s consolidated financial position or results of operations.

FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”

In March 2005, FASB issued interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity. However, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated to electing 10% corporate U.S. shareholders from non-U.S. subsidiaries through September 30, 2006. To date, the Group has not provided for income taxes on unremitted earnings generated by the non-U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Group’s June 30, 2005 consolidated financial statements, the Group’s management determined that the accounting treatment for certain mortgage-related transactions previously treated as purchases under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and the treatment of certain employee stock option awards as fixed awards as opposed to variable awards did not conform to GAAP, as discussed below. As a result, the accompanying consolidated financial statements as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions.

The Group has determined that certain transactions involving the transfer of real estate mortgage loans (“mortgage-related transactions”) secured mainly by one-to-four family residential properties, did not constitute purchases under SFAS No. 140 and should have been presented as originations of commercial loans. As a result: (1) such mortgage-related transactions are now presented as commercial loans secured by real estate mortgage loans instead of loan purchases; (2) the associated balance guarantee swap derivative was reversed resulting in a decrease in loans receivable-net and other liabilities; and (3) for regulatory capital requirement purposes the risk weighting factor on the outstanding balance of such loans increased from 50% to 100%.

The Group has also determined that certain employee stock option awards with anti-dilution provisions should have been accounted for as variable awards under APB Opinion No. 25, Accounting for Stock Issued to Employees, given that the terms of these awards are such that the number of shares that the employees are entitled to receive, and the purchase price, depend on events occurring after the date of grant. As a result, compensation expense has been determined taking into account the appropriate measurement dates and market prices of the stock.

A summary of the significant effects of the restatement as of June 30, 2005 and 2004, for the six-month period ended December 31, 2004 (unaudited) and for the fiscal years ended June 30, 2005, 2004 and 2003, is as follows:

	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

ASSETS:
Total loans, net	$907,391	$903,604
Total assets	4,250,652	4,246,865
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued expenses and other liabilities	42,584	41,209	34,580	47,601
Total liabilities	3,909,485	3,908,110	3,431,028	3,444,049
Additional paid-in capital	187,301	206,804	125,206	137,156
Retained earnings	68,620	46,705	101,723	76,752
Total stockholders’ equity	341,167	338,755	294,667	281,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2004		2005		2004		2003
	As Previously		As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(Unaudited)

Non-interest expenses:
Compensation and employees’ benefits	$12,679	$15,910	$26,663	$23,606	$24,579	$28,511	$20,563	$24,312
Total non-interest expenses	30,690	33,921	63,020	59,963	59,432	63,364	53,656	57,405
Income before income taxes	36,567	33,336	54,963	58,020	69,226	65,294	55,604	51,855
Net income	35,922	32,691	56,612	59,669	63,649	59,717	51,320	47,571
Income per common share:
Basic	$1.38	$1.24	$2.11	$2.23	$2.65	$2.48	$2.32	$2.15
Diluted	$1.32	$1.17	$2.05	$2.14	$2.49	$2.32	$2.15	$1.99

3.	INVESTMENTS

Short Term Investments

At December 31, 2005, the Group’s short term investments were comprised of money market accounts in the amount of $3.5 million (June 30, 2005 — $9.8 million; June 30, 2004 — $7.7 million) and time deposits with other banks in the amount of $60.0 million (June 30, 2005 — $30.0 million; June 30, 2004 — $-0-).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at December 31, 2005, June 30, 2005 and 2004, were as follows:

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)

Available-for-sale
US Treasury securities	$174,836	$—	$5,599	$169,237	3.45%
Puerto Rico Government and agency obligations	28,356	183	340	28,199	5.29%
Corporate bonds and other	92,005	—	1,468	90,537	4.75%

Total investment securities	295,197	183	7,407	287,973

FNMA and FHLMC certificates	488,356	—	12,193	476,163	5.17%
GNMA certificates	36,799	630	129	37,300	5.83%
Collateralized mortgage obligations (CMOs)	249,297	552	4,401	245,448	5.47%

Total mortgage-backed-securities and CMO’s	774,452	1,182	16,723	758,911

Total securities available-for-sale	1,069,649	1,365	24,130	1,046,884	4.95%

Held-to-maturity
US Treasury securities	60,168	—	818	59,350	2.84%
Obligations of US Government sponsored agencies	1,021,634	77	19,661	1,002,050	4.09%
Puerto Rico Government and agency obligations	62,084	—	2,987	59,097	5.32%

Total investment securities	1,143,886	77	23,466	1,120,497

FNMA and FHLMC certificates	822,870	1,238	10,389	813,719	5.05%
GNMA certificates	216,237	1,371	1,196	216,412	5.52%
Collateralized mortgage obligations	163,262	129	1,187	162,204	5.42%

Total mortgage-backed-securities and CMO’s	1,202,369	2,738	12,772	1,192,335

Total securities held-to-maturity	2,346,255	2,815	36,238	2,312,832	4.65%

Total	$3,415,904	$4,180	$60,368	$3,359,716	4.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)

Available-for-sale
US Treasury securities	$174,823	$—	$1,807	$173,016	3.47%
Puerto Rico Government and agency obligations	45,744	1,138	152	46,730	5.78%
Corporate bonds and other	69,028	4	3,098	65,934	4.45%

Total investment securities	289,595	1,142	5,057	285,680

FNMA and FHLMC certificates	549,936	477	1,880	548,533	4.48%
GNMA certificates	13,959	306	36	14,229	5.65%
Collateralized mortgage obligations (CMOs)	182,663	410	1,795	181,278	4.61%

Total mortgage-backed-securities and CMO’s	746,558	1,193	3,711	744,040

Total securities available-for-sale	1,036,153	2,335	8,768	1,029,720	4.40%

Held-to-maturity
US Treasury securities	856,964	968	7,250	850,682	3.76%
Puerto Rico Government and agency obligations	62,094	10	1,664	60,440	5.33%

Total investment securities	919,058	978	8,914	911,122

FNMA and FHLMC certificates	914,174	14,226	2,184	926,216	5.11%
GNMA certificates	250,189	4,520	473	254,236	5.33%
Collateralized mortgage obligations	51,325	181	372	51,134	4.49%

Total mortgage-backed-securities and CMO’s	1,215,688	18,927	3,029	1,231,586

Total securities held-to-maturity	2,134,746	19,905	11,943	2,142,708	4.59%

Total	$3,170,899	$22,240	$20,711	$3,172,428	4.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)

Available-for-sale
US Treasury securities	$208,485	$406	$1,914	$206,977	3.43%
Puerto Rico Government and agency obligations	51,990	1,418	197	53,211	5.79%
Other debt securities	19,350	1,286	—	20,636	6.83%

Total investment securities	279,825	3,110	2,111	280,824

FNMA and FHLMC certificates	936,710	3,330	6,736	933,304	4.39%
GNMA certificates	88,409	247	2,059	86,597	3.82%
Collateralized mortgage obligations	228,201	976	2,495	226,682	5.09%

Total mortgage-backed-securities and CMO’s	1,253,320	4,553	11,290	1,246,583

Total securities available-for-sale	1,533,145	7,663	13,401	1,527,407	4.39%

Held-to-maturity
Puerto Rico Government and agency obligations	62,097	—	1,437	60,660	5.33%

Total investment securities	62,097	—	1,437	60,660

FNMA and FHLMC certificates	897,119	725	5,406	892,438	5.07%
GNMA certificates	323,646	483	1,693	322,436	5.10%

Total mortgage-backed-securities and CMO’s	1,220,765	1,208	7,099	1,214,874

Total securities held-to-maturity	1,282,862	1,208	8,536	1,275,534	5.09%

Total	$2,816,007	$8,871	$21,937	$2,802,941	4.74%

The next table shows the amortized cost and fair value of the Group’s investment securities at December 31, 2005, by contractual maturity. Maturities for mortgage-backed securities are based upon contractual terms assuming no prepayments. Expected maturities of investment securities might differ from contractual maturities because they may be subject to prepayments and/or call options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Investment Securities
Due within one year	$30,087	$30,023	$179,957	$177,714
Due after 1 to 5 years	247,598	240,727	512,190	501,673
Due after 5 to 10 years	14,030	13,841	341,930	332,495
Due after 10 years	3,482	3,382	109,809	108,615

	295,197	287,973	1,143,886	1,120,497

Mortgage-backed securities
Due within one year	10,155	10,161	44,261	44,192
Due after 1 to 5 years	666,195	653,699	786,556	777,057
Due after 5 to 10 years	74,492	71,353	305,736	305,818
Due after 10 years	23,610	23,698	65,816	65,268

	774,452	758,911	1,202,369	1,192,335

	$1,069,649	$1,046,884	$2,346,255	$2,312,832

Net proceeds from the sale of investment securities available-for-sale during the six-month periods ended December 31, 2005 and 2004 totaled $97.2 million and $693.9 million, respectively (fiscal year ended June 30, 2005 — $1.1 billion; fiscal year ended June 30, 2004 — $610.6 million; fiscal year ended June 30, 2003 — $681.2 million). Gross realized gains and losses on those sales during the six-month period ended December 31, 2005 was $743,604 and $93,583, respectively (Six-month period ended December 31, 2004 — $7.6 million and $2.0 million, respectively; fiscal year ended June 30, 2005 — $12.2 million and $4.7 million, respectively; fiscal year ended June 30, 2004 — $17.3 million and $3.9 million, respectively; fiscal year ended June 30, 2003 — $16.8 million and $2.6 million, respectively).

During the fiscal years ended June 30, 2005 and 2004, the Group’s management reclassified, at fair value, $565.2 million and $1.1 billion, respectively, of its available-for-sale investment portfolio to the held-to-maturity investment category as management intends to hold these securities to maturity. The unrealized loss on those securities transferred to held-to-maturity category amounted to $24.2 and $27.6 million at June 30, 2005 and 2004, respectively, and is included as part of the accumulated other comprehensive loss in the consolidated statements of financial condition. This unrealized loss is amortized over the remaining life of the securities as a yield adjustment. The Group’s management did not make reclassifications during the six-month period ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and June 30, 2005 and 2004.

December 31, 2005
Available-for-sale

	Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	$74,705	$2,060	$72,645
Puerto Rico Government and agency obligations	13,482	199	13,283
Mortgage-backed-securities and CMO’s	428,977	9,497	419,480
Corporate bonds and other	67,005	1,468	65,537

	584,169	13,224	570,945

	12 Months or More
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	100,131	3,539	96,592
Puerto Rico Government and agency obligations	2,690	141	2,549
Mortgage-backed-securities and CMO’s	218,674	7,226	211,448

	321,495	10,906	310,589

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	174,836	5,599	169,237
Puerto Rico Government and agency obligations	16,172	340	15,832
Mortgage-backed-securities and CMO’s	647,651	16,723	630,928
Corporate bonds and other	67,005	1,468	65,537

	$905,664	$24,130	$881,534

Held-to-maturity

	Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

Obligations of US Government sponsored agencies	$486,520	$9,559	$476,961
Puerto Rico Government and agency obligations	9,965	65	9,900
Mortgage-backed-securities and CMO’s	435,973	4,902	431,071

	932,458	14,526	917,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or More
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	60,168	818	59,350
Obligations of US Government sponsored agencies	510,113	10,102	500,011
Puerto Rico Government and agency obligations	52,119	2,922	49,197
Mortgage-backed-securities and CMO’s	269,134	7,870	261,264

	891,534	21,712	869,822

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	60,168	818	59,350
Obligations of US Government sponsored agencies	996,633	19,661	976,972
Puerto Rico Government and agency obligations	62,084	2,987	59,097
Mortgage-backed-securities and CMO’s	705,107	12,772	692,335

	$1,823,992	$36,238	$1,787,754

June 30, 2005
Available-for-sale

	Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	$174,823	$1,807	$173,016
Puerto Rico Government and agency obligations	14,381	152	14,229
Mortgage-backed-securities and CMO’s	426,657	1,626	425,031
Corporate bonds and other	66,993	3,098	63,895

	682,854	6,683	676,171

	12 Months or More
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

Mortgage-backed-securities and CMO’s	139,387	2,085	137,302

	139,387	2,085	137,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	174,823	1,807	173,016
Puerto Rico Government and agency obligations	14,381	152	14,229
Mortgage-backed-securities and CMO’s	566,044	3,711	562,333
Corporate bonds and other	66,993	3,098	63,895

	$822,241	$8,768	$813,473

Held-to-maturity

	Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	$702,535	$7,250	$695,285
Mortgage-backed-securities and CMO’s	183,997	1,209	182,788

	886,532	8,459	878,073

	12 Months or More
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

Puerto Rico Government and agency obligations	52,130	1,664	50,466
Mortgage-backed-securities and CMO’s	121,351	1,820	119,531

	173,481	3,484	169,997

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	702,535	7,250	695,285
Puerto Rico Government and agency obligations	52,130	1,664	50,466
Mortgage-backed-securities and CMO’s	305,348	3,029	302,319

	$1,060,013	$11,943	$1,048,070

June 30, 2004
Available-for-sale

	Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	$75,161	$1,061	$74,100
Puerto Rico Government and agency obligations	6,201	172	6,029
Mortgage-backed-securities and CMO’s	873,833	11,290	862,543

	955,195	12,523	942,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or More
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	10,218	854	9,364
Puerto Rico Government and agency obligations	2,524	24	2,500

	12,742	878	11,864

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

US Treasury securities	85,379	1,915	83,464
Puerto Rico Government and agency obligations	8,725	196	8,529
Mortgage-backed-securities and CMO’s	873,833	11,290	862,543

	$967,937	$13,401	$954,536

Held-to-maturity

	Total — Less Than 12 Months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

Puerto Rico Government and agency obligations	$62,097	$1,437	$60,660
Mortgage-backed-securities and CMO’s	503,862	7,099	496,763

	$565,959	$8,536	$557,423

Securities in an unrealized loss position at December 31, 2005 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at December 31, 2005 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. The Group is a well capitalized financial institution which has the ability and intent to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

4.	PLEDGED ASSETS

At December 31, 2005, residential mortgage loans amounting to $368.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $2.5 billion, $166.9 million, $16.4 million and $21.8 million at December 31, 2005, were pledged to secure investment securities sold under agreements to repurchase (see Note 9), public fund deposits (see Note 8), term notes (see Note 9) and interest rate swap agreements, respectively. Also, investment securities with fair values totaling $1.7 million and $397,000 at December 31, 2005, were pledged to the Federal Reserve Bank of New York and to the Puerto Rico Treasury Department, respectively, for Oriental Bank and Trust’s IBE unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans Receivable

The composition of the Group’s loan portfolio at December 31, 2005 and June 30, 2005 and 2004, was as follows:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Loans secured by real estate:
Residential — 1 to 4 family	$604,891	$581,768	$586,498
Non-residential real estate loans	4,188	4,185	4,259
Home equity loans and secured personal loans	40,178	47,891	65,924
Commercial	210,101	223,685	72,018
Unamortized discounts related to mortgage servicing rights sold	(5,728)	(5,433)	(6,341)
Deferred loan fees, net	(2,864)	(2,930)	(5,375)

	850,766	849,166	716,983

Other loans:
Commercial	14,730	12,983	9,828
Personal consumer loans and credit lines	35,482	30,027	18,510
Deferred loan cost (fees), net	14	(40)	(126)

	50,226	42,970	28,212

Loans receivable	900,992	892,136	745,195
Allowance for loan losses	(6,630)	(6,495)	(7,553)

Loans receivable, net	894,362	885,641	737,642
Mortgage loans held-for-sale	8,946	17,963	5,814

Total loans, net	$903,308	$903,604	$743,456

In the six–month period ended December 31, 2005, residential mortgage loan production, including loans purchased, amounted to $135.3 million (fiscal year ended June 30, 2005 — $289.7 million; fiscal year ended June 30, 2004 — $332.5 million) and mortgage loan sales/conversions totaled $71.6 million (fiscal year ended June 30, 2005 — $188.1 million; fiscal year ended June 30, 2004 — $228.4 million).

At December 31, 2005, residential mortgage loans held-for-sale amounted to $8.9 million (June 30, 2005 — $18.0 million; June 30, 2004 — $5.8 million). In the six-month periods ended December 31, 2005 and 2004, the Group recognized gains of $1.7 million and $5.5 million, respectively, (fiscal year ended June 30, 2005 — $7.8 million; fiscal year ended June 30, 2004 — $7.7 million; fiscal year ended June 30, 2003 — $8.0 million) in these sales, which are presented in the consolidated statements of income as mortgage banking activities.

At December 31, 2005 and 2004, loans on which the accrual of interest has been discontinued amounted to $19.0 million and $15.6 million, respectively (June 30, 2005 — $21.9 million; June 30, 2004 — $23.7 million; June 30, 2003 — $10.4 million). The gross interest income that would have been recorded in the six-month periods ended December 31, 2005 and 2004 if non-accrual loans had performed in accordance with their original terms amounted to $1.4 million and $1.5 million, respectively, (fiscal year ended June 30, 2005 — $2.2 million; fiscal year ended June 30, 2004 — $843,000; fiscal year ended June 30, 2003 — $648,000). The Group’s investment in loans past due 90 days or more and still accruing amounted to $9.5 million, $9.0 million and $7.2 million at December 31, 2005, June 30, 2005 and 2004, respectively.

On February 11, 2005 and June 30, 2005, the Group entered into separate agreements with a public corporation of the Commonwealth of Puerto Rico and a commercial bank to purchase a total of $15.6 million and $22.2 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of residential mortgage loans. The Group purchased all rights, title and interest in all the residential loans purchased during the fiscal year ended June 30, 2005.

Allowance for Loan Losses

The changes in the allowance for loan losses for the six-month periods ended December 31, 2005 and 2004 and the fiscal years ended June 30, 2005, 2004 and 2003, were as follows:

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
	(In thousands)

Balance at beginning of period	$6,495	$7,553	$7,553	$5,031	$3,039
Provision for loan losses	1,902	1,805	3,315	4,587	4,190
Loans charged-off	(2,081)	(2,231)	(5,094)	(3,207)	(3,095)
Recoveries	314	438	721	1,142	897

Balance at end of period	$6,630	$7,565	$6,495	$7,553	$5,031

As described in Note 1 under the heading “Loans and Allowance for Loan Losses,” the Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At December 31, 2005, the total investment in impaired commercial loans was $3.6 million (June 30, 2005 — $3.2 million; June 30, 2004 — $715,000). The impaired commercial loans were measured based on the fair value of collateral. The average investment in impaired commercial loans for the six-month period ended December 31, 2005 and for the fiscal years ended June 30, 2005 and 2004, amounted to $3.2 million, $2.3 million, and $2.1 million, respectively. Management determined that impaired loans did not require valuation allowance in accordance with FASB Statement 114 “Accounting by Creditor’s for Impairment of a Loan.”

6.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and June 30, 2005 and 2004 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,	June 30,
	(Years)	2005	2005	2004
	(In thousands)

Land	—	$1,014	$1,014	$1,112
Buildings and improvements	40	3,507	3,224	5,580
Leasehold improvements	5 — 10	7,704	7,255	7,034
Furniture and fixtures	3 — 7	5,387	5,276	5,006
Information technology and other	3 — 7	13,162	12,555	12,154

		30,774	29,324	30,886
Less: accumulated depreciation and amortization		(15,946)	(14,055)	(12,334)

		$14,828	$15,269	$18,552

Depreciation and amortization of premises and equipment for the six-month periods ended December 31, 2005 and 2004 totaled $3.2 million and $2.7 million, respectively (fiscal year ended June 30, 2005 — $5.9 million; fiscal year ended June 30, 2004 — $5.0 million; fiscal year ended June 30, 2003 — $4.7 million). These are included in the consolidated statements of income as part of occupancy and equipment expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2005, the Group sold the Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico, for $3.4 million. The building was the principal property owned by the Group for banking operations and other services. The Bank’s mortgage banking division and one of the principal branches and financial services office (brokerage and insurance) are located in this building. The book value of this property at June 30, 2005, was $1.3 million. Also, on the same date, the Bank entered into a lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. This transaction was financed by a loan granted to the Buyer by the Group. The loan was for $2.0 million (56% loan to value) at 6.50% fixed interest for a period of 10 years, collateralized by Las Cumbres building and the assignment of the monthly rent. The transaction was accounted for under the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and is being amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leased-back property each period.

7.	ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2005 consists of $6.8 million from loans (June 30, 2005 — $6.7 million; June 30, 2004 — $6.7 million) and $22.3 million from investments (June 30, 2005 — $17.0 million; June 30, 2004 — $12.4 million).

Other assets at December 31, 2005 and June 30, 2005 and 2004 consist of the following:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Investment in equity indexed options	$22,054	$18,999	$16,536
Investment in limited partnership	11,085	10,247	—
Deferred charges	3,213	3,536	4,786
Prepaid expenses	2,681	3,764	2,507
Accounts receivable	4,932	3,590	4,952
Investment in Statutory Trusts	2,169	2,171	2,170
Goodwill	2,006	2,006	2,021
Prepaid income tax	17	2,061	17

	$48,157	$46,374	$32,989

On January 31, 2005, Oriental International Bank Inc. subscribed an agreement with Quiddity Earnings Diversification Fund, L.P. (the “Partnership”) to purchase partnership units for $10.0 million. The Partnership was organized under the laws of the State of Illinois and is engaged in the trading of futures and futures options contracts on a wide range of financial instruments. The General Partner is Quiddity LLC (the “General Partner”). The General Partner is an Illinois limited liability company and is the commodity pool operator of the Partnership. Investment in limited partnership is accounted under the equity method of accounting.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to their respective interest in the Partnership. During the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005, a profit of $837,700 and $246,834, respectively, was credited to earnings.

8.	DEPOSITS AND RELATED INTEREST

At December 31, 2005, the weighted average interest rate of the Group’s deposits was 3.17% (June 30, 2005 — 2.73%; June 30, 2004 — 2.88%) considering non-interest bearing deposits of $61.5 million (June 30, 2005 —

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$62.2 million, June 30, 2004 — $44.6 million). Interest expense for the six-month periods ended December 31, 2005 and 2004 and the fiscal years ended June 30, 2005, 2004 and 2003, is set forth below:

	Six-Month Period Ended
	December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
	(In thousands)

Demand deposits	$445	$438	$900	$818	$1,054
Savings deposits	440	472	941	1,081	1,319
Certificates of deposit	19,396	12,513	27,903	28,113	31,284

	$20,281	$13,423	$29,744	$30,012	$33,657

At December 31, 2005, time deposits in denominations of $100,000 or higher amounted to $610.0 million (June 30, 2005 — $582.1 million; June 30, 2004 — $359.4 million) including: (i) brokered certificates of deposit of $283.6 million (June 30, 2005 $255.8 million, June 30, 2004 — $123.1 million) at a weighted average rate of 3.66% (June 30, 2005 — 3.04%, June 30, 2004 — 1.05%); and (ii) public fund deposits from various local government agencies of $141.6 million (June 30, 2005 — $134.1 million; June 30, 2004 — $120.9 million) at a weighted average rate of 3.91% (June 30, 2005 - 3.20%; June 30, 2004 — 1.22%), which were collateralized with investment securities with fair value of $166.9 million (June 30, 2005 — $195.0 million; June 30, 2004 — $181.1 million).

Excluding accrued interest of $7.9 million and equity indexed options in the amount of $12.7 million which are used by the Group to manage its exposure to the Standard and Poor’s 500 stock market index, the scheduled maturities of certificates of deposits at December 31, 2005 are as follows:

(In thousands)

Within one year:
Three (3) months or less	$415,189
Over 3 months through 1 year	392,331

807,520
Over 1 through 2 years	106,693
Over 2 through 3 years	92,551
Over 3 through 4 years	23,335
Over 4 through 5 years	16,715
Over 5 years	1,884

$1,048,698

9.	BORROWINGS

Securities Sold under Agreements to Repurchase

At December 31, 2005, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

		Fair Value of
	Borrowing	Underlying
	Balance	Collateral
	(In thousands)

Lehman Brothers Inc.	$868,420	$876,607
Credit Suisse First Boston Corporation	559,993	574,984
Bank of America	999,467	1,022,143

Total	$2,427,880	$2,473,734

The following table presents the borrowings under repurchase agreements at December 31, 2005, June 30, 2005 and 2004, their maturities and approximate fair values of their collateral as follows:

	December 31,		June 30,
	2005		2005		2004
		Fair Value of		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral	Balance	Collateral
	(In thousands)

GNMA certificates
Within 30 days	$83,242	$87,120	$104,161	$105,652	$145,982	$171,769
After 30 to 90 days	46,069	47,527	50,401	51,122	43,605	51,307
Over 120 days	—	—	13,440	13,633	—	—

	129,311	134,647	168,002	170,407	189,587	223,076

FNMA certificates
Within 30 days	400,807	408,425	484,861	495,330	773,703	780,561
After 30 to 90 days	310,316	317,992	234,610	239,676	231,106	233,154
Over 120 days	—	—	62,563	63,914	—	—

	711,123	726,417	782,034	798,920	1,004,809	1,013,715

FHLMC certificates
Within 30 days	260,383	267,310	603,021	608,794	379,552	393,950
After 30 to 90 days	173,643	178,956	291,784	294,578	113,373	117,673
Over 120 days	—	—	77,809	78,554	—	—

	434,026	446,266	972,614	981,926	492,925	511,623

CMOs
Within 30 days	23,176	23,506	—	—	109,486	112,970
After 30 to 90 days	24,828	25,972	—	—	32,704	33,744
Over 120 days	—	—	—	—	—	—

	48,004	49,478	—	—	142,190	146,714

US Agency securities
Within 30 days	342,322	343,129	—	—	—	—
After 30 to 90 days	621,004	630,096	—	—	—	—
Over 120 days	—	—	—	—	—	—

	963,326	973,225	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		June 30,
	2005		2005		2004
		Fair Value of		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral	Balance	Collateral
	(In thousands)

US Treasury Bonds
Within 30 days	72,893	73,156	166,846	167,195	51,094	55,750
After 30 to 90 days	69,197	70,545	80,732	80,901	15,260	16,652
Over 120 days	—	—	21,528	21,574	—	—

	142,090	143,701	269,106	269,670	66,354	72,402

Total	$2,427,880	$2,473,734	$2,191,756	$2,220,923	$1,895,865	$1,967,530

At December 31, 2005, the weighted average interest rate of the Group’s repurchase agreements was 4.29% (June 30, 2005 — 3.07%, June 30, 2004 — 1.23%) and included agreements with interest ranging from 3.88% to 4.48% (June 30, 2005 — from 1.90% to 3.47%, June 30, 2004 — from 0.90% to 1.56%). The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2005 and June 30, 2005 and 2004:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Average daily aggregate balance outstanding	$2,270,145	$2,174,312	$1,595,717

Maximum amount outstanding at any month-end	$2,427,880	$2,398,861	$1,895,865

Weighted average interest rate during the year	3.78%	2.78%	2.26%

Weighted average interest rate at year end	4.29%	3.07%	1.23%

Advances from the Federal Home Loan Bank

At December 31, 2005, June 30, 2005 and 2004, advances from FHLB consisted of the following:

	Fixed Interest	December 31,	June 30,
Maturity Date	Rate	2005	2005	2004
		(In thousands)

July-2005	1.57%	$—	$50,000	$50,000
January-2006	3.82%	50,000	—	—
January-2006	4.17%	10,000	—	—
January-2006	4.30%	3,300	—	—
April-2006	2.48%	25,000	25,000	25,000
July-2006	2.01%	50,000	50,000	50,000
July-2006	2.13%	50,000	50,000	50,000
August-2006	2.96%	50,000	50,000	50,000
April-2007	3.09%	25,000	25,000	25,000
August-2008	4.07%	50,000	50,000	50,000

		$313,300	$300,000	$300,000

Weighted average interest rate		3.02%	2.59%	2.59%

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, these advances were secured by mortgage loans amounting to $368.7 million. Also, at December 31, 2005, the Group has an additional borrowing capacity with the FHLB of $17.2 million. At December 31, 2005, the weighted average maturity of FHLB’s advances was 9.7 months (June 30, 2005 —15.4 months; June 30, 2004 — 29.2 months).

Term Notes

At December 31, 2005, June 30, 2005 and 2004, there was one term note outstanding in the amount of $15.0 million, with a floating rate due quarterly (December 31, 2005 — 3.61%; June 30, 2005 — 2.83%; June 30, 2004 — 0.94%), a maturity date of March 27, 2007, and secured by investment securities with fair value amounting to $16.4 million (June 30, 2005 — $16.8 million; June 30, 2004 — $16.7 million).

Subordinated Capital Notes

Subordinated capital notes amounted to $72.2 million at December 31, 2005, June 30, 2005 and 2004.

In October 2001 and August 2003, the Statutory Trust I and the Statutory Trust II, respectively, special purpose entities of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust I and the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 360 basis points (8.10% at December 31, 2005; 7.12% at June 30, 2005; 5.20% at June 30, 2004) provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 295 basis points (December 31, 2005 — 7.45%; June 30, 2005 — 6.47%; June 30, 2004 —4.55%), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years. The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition.

The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. On March 4, 2005, the Federal Reserve Board issued a final rule that continues to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Under this rule, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability.

Unused Lines of Credit

The Group maintains lines of credit with three financial institutions from which funds are drawn as needed. At December 31, 2005, the Group’s total available funds under these lines of credit totaled $40.0 million (June 30, 2005 — $55.0 million; June 30, 2004 — $25.0 million). At December 31, 2005 and June 30, 2005 and 2004, there was no balance outstanding under these lines of credit.

10.	DERIVATIVE ACTIVITIES

The Group utilizes various derivative instruments for hedging purposes, as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Certain swaps were entered into to convert the forecasted rollover of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties partially offset the interest payments to be made on the forecasted rollover of short-term borrowings.

In August 2004, the Group entered into a $35.0 million notional amount interest swap to fix the cost of the subordinated capital notes of the Statutory Trust I. This swap was fixed at a rate of 2.98% and matures on December 18, 2006.

The Group’s swaps, including those not designated as a hedge, and their terms at December 31, 2005 and June 30, 2005 and 2004 are set forth in the table below:

	December 31,	June 30,
	2005	2005	2004
	(Dollars in thousands)

Swaps:
Pay fixed swaps notional amount	$1,275,000	$885,000	$900,000
Weighted average pay rate — fixed	3.90%	3.44%	3.47%
Weighted average receive rate — floating	4.39%	3.27%	1.25%
Maturity in months	1 to 60	4 to 64	3 to 76
Floating rate as a percent of LIBOR	100%	100%	100%

During the fiscal year ended June 30, 2005, the Group bought several put and call option contracts for the purpose of economically hedging $100.0 million in US Treasury Notes. The objective of the hedge was to protect the fair value of the US Treasury Notes classified as available-for-sale. The net effect of these transactions was to reduce earnings by $719,000. There were no put or call options at December 31, 2005.

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years depositors receive a percentage equal to the greater of 15% of the principal in the account or 125% of the average increase in the month-end value of the index. The Group uses swap and option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. Under the term of the swap agreements, the Group receives the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Derivatives designated as a hedge consist of interest rate swaps primarily used to hedge securities sold under agreements to repurchase with notional amounts of $1.240 billion, $885.0 million and $900.0 million as of December 31, 2005 and June 30, 2005 and 2004, respectively. Derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $173,280, $186,010, and $227,260 as of December 31, 2005 and June 30 2005 and 2004, respectively; embedded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options on stock indexed deposits with notional amounts of $164,651, $178,478, and $218,884, as of December 31, 2005 and June 30 2005 and 2004, respectively; and interest rate swaps with notional amounts of $35.0 million as of December 31, 2005.

At December 31, 2005, the yearly contractual maturities of derivative instruments were as follows:

Year Ending	Interest	Equity Indexed	Equity Indexed
December 31,	Rate Swaps	Options Purchased	Options Sold	Total
	(In thousands)

2006	$460,000	$63,165	$60,126	$583,291
2007	175,000	43,285	39,537	257,822
2008	—	35,700	34,726	70,426
2009	—	22,085	21,419	43,504
2010	640,000	9,045	8,843	657,888

	$1,275,000	$173,280	$164,651	$1,612,931

For the six-month periods ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, net interest (income) expense on interest rate swaps amounted to ($1.3 million), $7.4 million, $10.1 million, $17.7 million, and $16.1 million, respectively, which represent −2%, 16%, 10%, 23% and 21%, respectively, of the total interest expense recorded for such periods. The average net interest rate of the interest rate swaps during the six-month periods ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, was -0.11%, 0.70%, 1.14%, 1.15% and 1.39%, respectively.

Gains (losses) credited (charged) to earnings and reflected as “Derivatives” in the consolidated statements of income for the six-month periods ended December 31, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 amounted to $1.1 million, ($322,000), ($2.8 million), $11,000 and ($4.1 million), respectively.

An unrealized gain of $14.0 million on derivatives designated as cash flow hedges was included in other comprehensive income at December 31, 2005 (December 31, 2004 — unrealized loss of $13.4 million; June 30, 2005 — unrealized loss of $6.4 million, June 30, 2004 — unrealized gain of $11.1 million; June 30, 2003 —unrealized loss of $36.3 million).

At December 31, 2005, June 30, 2005 and 2004, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented a liability of $11.1 million and $13.8 million, as of June 30, 2005 and 2004, respectively, presented in accrued expenses and other liabilities, while there was no such liability as of December 31, 2005; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented another asset of $22.1 million, $19.0 million and $16.5 million, respectively; the options sold to customers embedded in the certificates of deposit represented a liability of $21.1 million, $18.2 million and $16.2 million, respectively, recorded in deposits.

11.	EMPLOYEE BENEFIT PLAN

The Group has a cash or deferred arrangement profit sharing plan qualified under Section 1165(e) of the Puerto Rico Internal Revenue Code of 1994, as amended (the “P.R. Code”), covering all full-time employees of the Group who have six months of service and are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined in the P.R. Code, up to a specified amount. The Group contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. The plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. For the six-month periods ended December 31, 2005 and 2004, the Group contributed 2,700 and 2,067, respectively, (fiscal year ended June 30, 2005 — 8,807; fiscal year ended June 30, 2004 — 7,195; fiscal year ended June 30, 2003 — 6,723) shares of its common stock with a fair value of approximately $39,000 and $56,746, respectively, (fiscal year ended June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 — $196,774; fiscal year ended June 30, 2004 — $194,800; fiscal year ended June 30, 2003 —$172,700) at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.

Also, the Group offers to its executive management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are not subject to ERISA contribution limits nor are they subject to discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Taxes are due when the funds are withdrawn, at the current income tax rate which may be lower than the individual’s current tax bracket.

12.	RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to non-related parties. The activity and balance of these loans were as follows:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Balance at the beginning of period	$5,603	$3,559	$3,747
New loans	550	2,233	85
Repayments	(1,686)	(189)	(273)

Balance at the end of period	$4,467	$5,603	$3,559

As stated in Note 6, on June 30, 2005 the Group sold the Las Cumbres building, which was the principal property owned by the Group, to a local investor and his spouse for $3.4 million. The local investor is the brother of the Chairman of the Group’s Board of Directors. Also, on the same date, the Bank entered into a lease agreement with the new owner of the building for a term of 10 years. Refer to Note 6 for more information about this transaction.

13.	INCOME TAX

Under the P.R. Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the six-month periods ended December 31, 2005 and 2004 and for each of the three fiscal years in the period ended June 30, 2005, are as follows:

	Six-Month Period Ended
	December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
	(In thousands)
		(Unaudited)

Current income tax expense (benefit)	$4,659	$(132)	$(2,631)	$5,180	$4,208
Deferred income tax expense (benefit)	(4,532)	777	982	397	76

Income tax expense (benefit)	$127	$645	$(1,649)	$5,577	$4,284

The Group maintained an effective tax rate lower than the statutory rate of 41.5% as of December 31, 2005 and of 39% for the previous periods presented, mainly due to the interest income arising from certain mortgage loans, investments and mortgage-backed securities exempt for P.R. income tax purposes, net of expenses attributable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exempt income. In addition, the Puerto Rico Code provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. For the six-month periods ended December 31, 2005 and 2004, the Group generated tax-exempt interest income of $71.4 million and $61.6, respectively (fiscal year ended June 30, 2005 — $127.9 million; fiscal year ended June 30, 2004 — $100.9 million; fiscal year ended June 30, 2003 — $82.6 million). Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entities.

The reconciliation between the Puerto Rico income tax statutory rate and the effective tax rate as reported for the six-month periods ended December 31, 2005 and 2004 and for each of the last three fiscal years ended June 30, 2005, are as follows:

	Six-Month Period Ended December 31,				Year Ended June 30,
	2005		2004		2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
			(Unaudited)
	(Dollars in thousands)

Statutory rate	$7,074	41.5%	$13,001	39.0%	$22,628	39.0%	$25,465	39.0%	$20,223	39.0%
Increase (decrease) in rate resulting from:
Exempt interest income, net	(9,625)	(56.5)%	(15,346)	(46.0)%	(23,090)	(39.8)%	(23,991)	(36.7)%	(20,923)	(40.4)%
Non deductible charges	28	0.2%	23	0.7%	746	1.3%	1,378	2.1%	925	1.8%
Tax assessment covering prior years	—	0.0%	—	0.0%	—	0.0%	—	0.0%	1,800	3.4%
Change in valuation allowance	1,991	11.7%	—	0.0%	—	0.0%	—	—	—	—
Provision /(credit) for income tax contingencies	4,300	25.2%	—	0.0%	(2,800)	(4.8)%	—	0.0%	—	0.0%
Other items, net	(3,641)	(21.4)%	2,967	8.9%	867	1.5%	2,725	4.8%	2,259	4.3%

Income tax expense (benefit)	$127	0.8%	$645	1.9%	$(1,649)	(2.8)%	$5,577	8.5%	$4,284	8.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the Group’s deferred tax asset, net at December 31, 2005 and June 30, 2005 and 2004, are as follows:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Allowance for loan losses	$2,601	$2,533	$2,946
Unamortized discount related to mortgage servicing rights sold	2,377	2,119	2,473
Deferred gain on sale of assets	268	130	—
Deferred loan origination fees	3,327	3,044	4,115
Unrealized net gains included in other comprehensive income	1,611	112	—
Charitable contributions	58	46	—
S&P option contracts	4,300	—	—
Net operating loss carryforwards	1,991	—	—
Other	351	180	—

Total gross deferred tax assets	16,884	8,164	9,534

Less: Valuation allowance	(1,991)	—	—

Net deferred tax asset	14,893	8,164	9,534

Unrealized gains on derivative activities, net	(15)	(86)	(35)
Unrealized losses included in other comprehensive income	—	—	(193)
Deferred loan origination costs	(2,656)	(1,887)	(1,969)

Total deferred tax liabilities	(2,671)	(1,973)	(2,197)

Deferred tax asset, net	$12,222	$6,191	$7,337

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2005, the Group has net operating loss carryforwards for income tax purposes of approximately $4.8 million, which are available to offset future taxable income, if any, through December 2010.

The Group benefits from favorable tax treatment under regulations relating to the activities of the Bank’s IBEs. Any change in such tax regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Legislature of Puerto Rico, could adversely affect the Group’s profits and financial condition.

Puerto Rico international banking entities, or IBEs, are currently exempt from taxation under Puerto Rico law. In November 2003, the Puerto Rico’s Legislature enacted a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the Bank’s net income in the taxable year commenced on July 1, 2003 to June 30, 2004, 30 percent of the Bank’s net income in the taxable year commenced on July  1, 2004 to June 30, 2005, 20 percent of the Bank’s net income in the taxable six-month period commencing on July 1, 2005 to December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, and 20 percent of the Bank’s net income in the taxable year commencing on January 1, 2006 to December 31, 2006, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

The Group has an IBE that operates as a unit of the Bank. In November 2003, the Group organized a new IBE that operates as a subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of the IBE unit to the IBE subsidiary of the Bank, to maintain the income tax exemption of such activities. Although this transfer of IBE assets allows the Group to continue enjoying tax benefits, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to the new IBE subsidiary.

14.	STOCKHOLDERS’ EQUITY

Common Stock

On February 12, 2004, the Group filed a registration statement with the SEC for an offering of 2,565,000 shares of common stock. The registration statement was amended on February 27, 2004. The offering consisted of 1,700,000 shares offered by the Group, and an aggregate of 865,000 shares offered by three stockholders of the Group. The offering also included an additional 384,750 shares subject to over-allotment options granted by the Group and the selling stockholders to the underwriters. The registration statement, as amended, was declared effective by the SEC on March 3, 2004. On March 20, 2004, the underwriters exercised their options to purchase from the Group and the selling stockholders an aggregate of 384,750 shares of the Group’s common stock to cover over-allotments (255,000 of these shares were purchased from the Group and 129,750 from the three selling stockholders of the Group). Following such exercise, the total offering was for 2,949,750 shares at a public offering price of $28.00 per share, consisting of 1,955,000 shares offered by the Group and an aggregate of 994,750 shares by the three selling stockholders of the Group. Proceeds to the Group from the issuance of common stock were $51.6 million, net of $3.2 million of issuance costs.

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

Treasury Stock

On August 30, 2005, the Group’s Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $12.1 million of its outstanding shares of common stock. This program superseded the repurchase program established in March 2003. The shares of common stock so repurchased are to be held by the Group as treasury shares. Pursuant to this program, the Group repurchased 200,000 shares of its common stock at an average price of $11.62 each, for a total $2.3 million, during the three-month period ended December 31, 2005, and repurchased 345,000 shares at an average price of $13.56 each, for a total of $4.7 million, during the three-month period ended September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in connection with common shares held in treasury by the Group for the six-month periods ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003 is set forth below:

	Six-Month Period
	Ended December 31,		Fiscal Year Ended June 30,
	2005		2005		2004		2003
		Dollar		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)

Beginning of period	228	$3,368	246	$4,578	2,025	$35,888	1,534	$33,674
Common shares repurchased under repurchase program	545	7,003	200	3,014	20	499	97	2,214
Common shares repurchased /used to match defined contribution plan, net	(3)	(39)	24	249	—	—	—	—
Stock split	—	—	—	—	—	—	394	—
Stock dividend	—	—	(242)	(4,473)	(1,799)	(31,809)	—	—

End of period	770	$10,332	228	$3,368	246	$4,578	2,025	$35,888

Stock Option Plans

At December 31, 2005, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options become vested upon completion of specified years of service.

During the six-month period ended December 31, 2005, the Group adopted SFAS 123R. This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. Subsequent to the adoption of SFAS 123R, the Group recorded approximately $11,000 related to compensation expense for options issued during the six-month period ended December 31, 2005. The remaining unrecognized compensation cost related to unvested awards as of December 31, 2005, was approximately $230,000 and the weighted average period of time over which this cost will be recognized is approximately 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in outstanding options for the six-month period ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, is set forth below:

	Six-Month Period Ended
	December 31,		Fiscal Year Ended June 30,
	2005		2005		2004		2003
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Beginning of period	1,219,333	$13.23	1,674,351	$12.36	2,270,014	$11.44	3,225,603	$13.00
Options granted	56,000	15.02	566,525	24.36	224,722	23.92	55,963	19.43
Options exercised	(246,489)	3.44	(871,162)	16.82	(713,198)	8.89	(677,108)	9.11
Options forfeited	(81,989)	17.12	(150,381)	11.95	(107,187)	12.93	(334,444)	10.16

End of period	946,855	$15.51	1,219,333	$13.23	1,674,351	$12.55	2,270,014	$11.42

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Contract	Number of	Exercise
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price

$ 5.63 to $ 8.45	211,579	$7.21	5.4	211,579	$7.21
8.45 to 11.27	71,230	10.67	6.0	71,230	10.67
11.27 to 14.09	237,889	12.81	3.6	231,889	12.80
14.09 to 16.90	91,622	15.55	1.7	41,622	15.90
19.72 to 22.54	88,935	19.90	2.4	88,935	19.90
22.54 to 25.35	173,000	24.03	1.6	173,000	24.03
25.35 to 28.17	72,600	27.53	1.2	72,600	27.53

	946,855	$15.51	3.3	890,855	$15.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share

The calculation of earnings per common share for the six-month periods ended December 31, 2005 and 2004 and the fiscal years ended June 30, 2005, 2004 and 2003 is as follows:

	Six-Month Period Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
	(In thousands, except per share data)

Net income	$16,919	$32,691	$59,669	$59,717	$47,571
Less: Dividends on preferred stock	(2,401)	(2,401)	(4,802)	(4,198)	(2,387)

Income available to common stockholders	$14,518	$30,290	$54,867	$55,519	$45,184

Weighted average common shares and share equivalents:
Average common shares outstanding	24,777	24,407	24,571	22,394	21,049
Average potential common shares-options	340	1,546	1,104	1,486	1,643

Total	25,117	25,953	25,675	23,880	22,692

Earnings per common share — basic	$0.59	$1.24	$2.23	$2.48	$2.15

Earnings per common share — diluted	$0.58	$1.17	$2.14	$2.32	$1.99

For the six-month periods ended December 31, 2005 and 2004 and the fiscal years ended June 30, 2005 and 2004, stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 557,406, 17,336, 207,545 and 31,560, respectively

Legal Surplus

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2005, legal surplus amounted to $35.9 million (June 30, 2005 —$33.9 million; June 30, 2004 — $27.4 million). The amount transferred to the legal surplus account is not available for payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

Preferred Stock

On May 28, 1999, the Group issued 1,340,000 shares of 7.125% Noncumulative Monthly Income Preferred Stock, Series A, at $25 per share. Proceeds from issuance of the Series A Preferred Stock, were $32.4 million, net of $1.1 million of issuance costs. The Series A Preferred Stock has the following characteristics: (1) annual dividends of $1.78 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on May 30, 2004, (3) no mandatory redemption or stated maturity date and (4) liquidation value of $25 per share.

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were $33.1 million, net of $1.4 million of issuance costs. The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date, and (4) liquidation value of $25 per share.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss), net of income tax, as of December 31, 2005, June 30, 2005 and 2004 consisted of:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

Unrealized gain (loss) on derivatives designated as cash flow hedges	$3,938	$(8,768)	$(12,527)
Unrealized loss on securities available-for-sale transferred to held to maturity	(21,585)	(24,211)	(27,572)
Unrealized loss on securities available-for-sale	(20,237)	(5,404)	(5,263)

	$(37,884)	$(38,383)	$(45,362)

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

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2005, June 30, 2005 and 2004, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, June 30, 2005 and 2004, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no conditions or events since the notification that have changed the Bank’s category. The Group’s and the Bank’s actual capital amounts and ratios as of December 31, 2005, June 30, 2005 and 2004 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Group Ratios
As of December 31, 2005
Total Capital to Risk-Weighted Assets	$454,299	35.22%	$103,204	8.00%
Tier I Capital to Risk-Weighted Assets	$447,669	34.70%	$51,602	4.00%
Tier I Capital to Average Assets	$447,669	10.13%	$176,790	4.00%
As of June 30, 2005
Total Capital to Risk-Weighted Assets	$451,626	37.51%	$96,327	8.00%
Tier I Capital to Risk-Weighted Assets	$445,131	36.97%	$48,163	4.00%
Tier I Capital to Average Assets	$445,131	10.59%	$168,080	4.00%
As of June 30, 2004
Total Capital to Risk-Weighted Assets	$402,538	37.48%	$85,932	8.00%
Tier I Capital to Risk-Weighted Assets	$394,985	36.77%	$42,966	4.00%
Tier I Capital to Average Assets	$394,985	10.88%	$145,209	4.00%

					Minimum to be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bank Ratios
As of December 31, 2005
Total Capital to Risk-Weighted Assets	$312,617	24.37%	$102,607	8.00%	$128,259	10.00%
Tier I Capital to Risk-Weighted Assets	$305,987	23.86%	$51,304	4.00%	$76,956	6.00%
Tier I Capital to Average Assets	$305,987	6.90%	$177,272	4.00%	$221,591	5.00%
As of June 30, 2005
Total Capital to Risk-Weighted Assets	$292,784	25.71%	$91,112	8.00%	$113,890	10.00%
Tier I Capital to Risk-Weighted Assets	$286,289	25.14%	$45,556	4.00%	$68,334	6.00%
Tier I Capital to Average Assets	$286,289	6.87%	$166,789	4.00%	$208,487	5.00%
As of June 30, 2004
Total Capital to Risk-Weighted Assets	$234,118	23.74%	$78,891	8.00%	$86,670	10.00%
Tier I Capital to Risk-Weighted Assets	$226,565	22.98%	$39,445	4.00%	$52,002	6.00%
Tier I Capital to Average Assets	$226,565	6.50%	$139,349	4.00%	$144,574	5.00%

The Group’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

15.	COMMITMENTS

Loan Commitments

At December 31, 2005, there were $16.4 million (June 30, 2005 — $18.2 million; June 30, 2004 —$18.4 million) of unused lines of credit provided to customers and $39.1 million (June 30, 2005 — $38.1 million; June 30, 2004 —

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.3 million) in commitments to originate commercial loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the six-month periods ended December 31, 2005 and 2004 amounted to $1.7 million and $1.5 million, respectively (fiscal year ended June 30, 2005 — $3.0 million; fiscal year ended June 30, 2004 —$2.9 million; fiscal year ended June 30, 2003 — $2.8 million). Future rental commitments under terms of leases in effect at December 31, 2005, exclusive of taxes, insurance and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)

2006	$3,274
2007	2,994
2008	2,873
2009	2,866
2010	2,725
Thereafter	11,511

$26,243

On July 6, 2004, the Group announced plans for its new headquarters, Oriental Group Tower, which will consolidate all corporate offices and support facilities into a building under construction at Professional Offices Park in San Juan, Puerto Rico. The Group will be the anchor tenant by leasing 55,336 square feet office space. At present the Group’s executive offices, the main offices of Oriental Financial Services, as well as several support facilities of the Group, are located at two different buildings within the Professional Offices Park facilities, and at the Tres Rios Building located in Guaynabo, Puerto Rico. All these facilities are being relocated to the new building. Occupancy of the new building began during May 2006. The lease term is for 10 years commencing in May 2006.

16.	LITIGATION

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million resulting from dishonest and fraudulent acts and omissions involving several former Group employees, which were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary, fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specified sum can be anticipated as these claims are subject to the discretion of the court. To date, the court has not scheduled this new trial.

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

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of the retail deposits, and premises and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value and carrying value of the Group’s financial instruments at December 31, 2005, June 30, 2005 and 2004 is as follows:

	December 31,		June 30,
	2005		2005		2004
	Fair	Carrying	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value	Value	Value
	(In thousands)

Financial Assets:
Cash and due from banks	$13,789	$13,789	$14,892	$14,892	$9,284	$9,284
Money market investments	3,480	3,480	9,791	9,791	7,747	7,747
Time deposits with other banks	60,000	60,000	30,000	30,000	—	—
Trading securities	146	146	265	265	574	574
Investment securities available-for-sale	1,046,884	1,046,884	1,029,720	1,029,720	1,527,407	1,527,407
Investment securities held-to-maturity	2,312,832	2,346,255	2,142,708	2,134,746	1,275,534	1,282,862
FHLB stock	20,002	20,002	27,058	27,058	28,160	28,160
Securities sold but yet not delivered	44,009	44,009	1,034	1,034	47,312	47,312
Total loans (including loans held-for-sale)	911,477	903,308	917,721	903,604	730,335	743,456
Equity options purchased	22,054	22,054	18,999	18,999	16,536	16,536
Foreclosed real estate	4,802	4,802	4,186	4,186	888	888
Accrued interest receivable	29,067	29,067	23,735	23,735	19,127	19,127
Interest rate swaps	2,509	2,509	—	—	—	—
Financial Liabilities:
Deposits	1,288,254	1,298,568	1,247,805	1,252,897	1,035,841	1,024,349
Securities sold under agreements to repurchase	2,470,463	2,427,880	2,191,507	2,191,756	1,895,865	1,895,865
Advances from FHLB	309,942	313,300	297,123	300,000	294,658	300,000
Subordinated capital notes	72,166	72,166	72,166	72,166	72,166	72,166
Term notes	15,000	15,000	15,000	15,000	15,000	15,000
Federal funds purchased and other short term borrowings	4,455	4,455	12,310	12,310	—	—
Securities and loans purchased but not yet received	43,354	43,354	22,772	22,772	89,068	89,068
Accrued expenses and other liabilities	30,435	30,435	41,209	41,209	47,601	47,601
Interest rate swaps	—	—	11,581	11,581	13,816	13,816

	December 31,		June 30,
	2005		2005		2004
	Contract or		Contract or		Contract or
	Notional	Fair	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value	Amount	Value
	(In thousands)

Off-Balance Sheet Items:
Liabilities:
Commitments to extend credit	$39,093	(782)	$38,140	$(763)	$10,273	$(205)
Unused lines of credit	16,386	(328)	18,191	(364)	18,382	(368)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2005 and June 30, 2005 and 2004:

•	Cash and due from banks, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses, other liabilities, term notes and subordinated capital notes have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	The fair value of trading securities and investment securities available for sale and held to maturity is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Investments in FHLB stock are valued at their redemption value.

•	The estimated fair value of loans held-for-sale is based on secondary market prices. The fair value of the loan portfolio has been estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, such as mortgage, commercial and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value for significant non-performing loans is based on specific evaluations of discounted expected future cash flows from the loans or its collateral using current appraisals and market rates.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities.

•	The fair value of interest rate swaps and equity index option contracts were estimated by management based on the present value of expected future cash flows using discount rates of the swap yield curve. These fair values represent the estimated amount the Group would receive or pay to terminate the contracts taking into account the current interest rates and the current creditworthiness of the counterparties.

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

18.	SEGMENT REPORTING

The Group segregates its businesses into the following major reportable segments of business: Banking, Treasury and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated.

Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. The mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate and purchase mortgage loans for the Group’s own portfolio. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage- backed securities. Through December 2005, the Group outsourced the securitization of GNMA, FNMA and FHLMC mortgage-backed securities. In March 2006 and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group will continue to outsource to a third party the servicing of the GNMA, FNMA and FHLMC pools that it issues and its mortgage loan portfolio.

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio primarily consists of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government obligations, and money market instruments. Mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Financial services are comprised of the Bank’s trust division (Oriental Trust), the securities brokerage and investment banking subsidiary (Oriental Financial Services), the insurance agency subsidiary (Oriental Insurance), and the pension plan administration subsidiary (CPC). The core operations of this segment are financial planning, money management, and investment banking and brokerage services, insurance sales activity, corporate and individual trust services, as well as pension plan administration services.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Following are the results of operations and the selected financial information by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating segment as of and for the six-month periods ended December 31, 2005 and 2004, and for each of the three fiscal years in the period ended June 30, 2005:

	Six-Month Period Ended December 31,
			Financial	Total Major		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
	(Dollars in thousands)

December 31, 2005
Interest income	$46,754	$58,267	$65	$105,086	$—	$105,086
Interest expense	(31,304)	(39,402)	—	(70,706)	—	(70,706)

Net interest income	15,450	18,865	65	34,380	—	34,380
Non-interest income	5,158	3,663	7,561	16,382	—	16,382
Non-interest expenses	(24,904)	(1,371)	(5,539)	(31,814)	—	(31,814)
Intersegment revenue	1,699	—	—	1,699	(1,699)	—
Intersegment expense	—	(6)	(1,693)	(1,699)	1,699	—
Provision for loan losses	(1,902)	—	—	(1,902)	—	(1,902)

Income (loss) before income taxes	$(4,499)	$21,151	$394	$17,046	$—	$17,046

Total assets as of December 31, 2005	$969,186	$3,963,000	$8,526	$4,940,712	$(393,763)	$4,546,949

December 31, 2004
(Unaudited)
Interest income	$26,932	$65,911	$21	$92,864	—	$92,864
Interest expense	(8,342)	(37,807)	—	(46,149)	—	(46,149)

Net interest income	18,590	28,104	21	46,715	—	46,715
Non-interest income	9,378	5,274	7,695	22,347	—	22,347
Non-interest expenses	(23,711)	(4,615)	(5,595)	(33,921)	—	(33,921)
Intersegment revenue	1,917	—	—	1,917	(1,917)	—
Intersegment expense	—	(517)	(1,400)	(1,917)	1,917	—
Provision for loan losses	(1,805)	—	—	(1,805)	—	(1,805)

Income before taxes	$4,369	$28,246	$721	$33,336	$—	$33,336

Total assets as of December 31, 2004	$798,835	$3,555,585	$11,536	$4,365,956	$(201,545)	$4,164,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended June 30,
			Financial	Total Major
	Banking	Treasury	Services	Segments	Eliminations	Total
	(Dollars in thousands)

June 30, 2005
Interest income	$79,220	$110,033	$59	$189,312	$—	$189,312
Interest expense	(44,676)	(58,223)	—	(102,899)	—	(102,899)

Net interest income	34,544	51,810	59	86,413	—	86,413
Non-interest income	14,234	6,141	14,510	34,885	—	34,885
Non-interest expenses	(48,267)	(1,057)	(10,639)	(59,963)	—	(59,963)
Intersegment revenue	3,684	—	—	3,684	(3,684)	—
Intersegment expense	—	(558)	(3,126)	(3,684)	3,684	—
Provision for loan losses	(3,315)	—	—	(3,315)	—	(3,315)

Income (loss) before income taxes	$880	$56,336	$804	$58,020	$—	$58,020

Total assets as of June 30, 2005	$973,296	$3,655,639	$9,592	$4,638,527	$(391,662)	$4,246,865

June 30, 2004
Interest income	$52,126	$112,174	$85	$164,385	$—	$164,385
Interest expense	(17,109)	(60,065)	—	(77,174)	—	(77,174)

Net interest income	35,017	52,109	85	87,211	—	87,211
Non-interest income	14,748	13,575	17,711	46,034	—	46,034
Non-interest expenses	(42,524)	(7,186)	(13,654)	(63,364)	—	(63,364)
Intersegment revenue	2,964	—	1,028	3,992	(3,992)	—
Intersegment expense	—	(392)	(3,600)	(3,992)	3,992	—
Provision for loan losses	(4,587)	—	—	(4,587)	—	(4,587)

Income before taxes	$5,618	$58,106	$1,570	$65,294	$—	$65,294

Total assets as of June 30, 2004	$771,483	$3,096,449	$12,342	$3,880,274	$(154,579)	$3,725,695

June 30, 2003
Interest income	$51,486	$100,176	$84	$151,746	$—	$151,746
Interest expense	(20,312)	(57,023)	—	(77,335)	—	(77,335)

Net interest income	31,174	43,153	84	74,411	—	74,411
Non-interest income	13,350	10,766	14,923	39,039	—	39,039
Non-interest expenses	(41,424)	(6,599)	(9,382)	(57,405)	—	(57,405)
Intersegment revenue	4,888	—	276	5,164	(5,164)	—
Intersegment expense	(2,136)	(329)	(2,699)	(5,164)	5,164	—
Provision for loan losses	(4,190)	—	—	(4,190)	—	(4,190)

Income before taxes	$1,662	$46,991	$3,202	$51,855	$—	$51,855

Total assets as of June 30, 2003	$822,681	$2,423,203	$9,746	$3,255,630	$(215,079)	$3,040,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ORIENTAL FINANCIAL GROUP INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The principal source of income for the Group consists of dividends from the Bank. As a bank holding company subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained ne t profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. There were no cash dividends paid by the Bank to the Group for the six-month period ended December 31, 2005, while the dividends paid for the six-month period ended December 31, 2004 and for the three years ended June 30, 2005, 2004 and 2003 amounted to $5.0 million, $5.0 million, $23.0 million and $11.5 million, respectively.

The following condensed financial information presents the financial position of the parent company only as of December 31, 2005, June 30, 2005 and 2004 and the results of its operations and its cash flows for the six-month periods ended December 31, 2005 and 2004, and for each of the three fiscal years in the period ended June 30, 2005:

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Parent Company Only)

	December 31,	June 30,
	2005	2005	2004
	(In thousands)

ASSETS
Cash and cash equivalents	$15,531	$15,489	$10,926
Investment securities available-for-sale, fair value	1,988	11,734	12,240
Investment securities held-to-maturity, at amortized cost	22,219	11,130	11,134
Investment in bank subsidiary, equity method	268,191	247,000	180,737
Investment in nonbank subsidiaries, equity method	8,621	10,054	12,607
Due from bank subsidiary, net	100,804	119,954	140,602
Other assets	2,767	2,221	2,231

Total assets	$420,121	$417,582	$370,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$3,445	$3,487	$3,081
Due to nonbank subsidiaries, net	200	175	126
Subordinated capital notes	72,166	72,166	72,166
Deferred tax liability, net	—	152	155
Accrued expenses and other liabilities	2,519	2,847	13,303

Total liabilities	78,330	78,827	88,831
Stockholders’ equity	341,791	338,755	281,646

Total liabilities and stockholders’ equity	$420,121	$417,582	$370,477

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME INFORMATION
(Parent Company Only)

	Six-Month Period Ended December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
	(In thousands)
		(Unaudited)

Income:
Dividends from bank subsidiary current year earnings	$—	$5,000	$5,000	$23,000	$11,500
Dividends from nonbank subsidiary current year earnings	77	56	121	143	57
Interest income	648	648	1,287	1,744	2,811
Investment and trading activities, net and others	802	—	—	1,952	278

Total income	1,527	5,704	6,408	26,839	14,646

Expenses:
Interest expense	2,474	2,048	4,325	3,005	2,006
Operating expenses	551	4,025	(401)	5,442	4,877

Total expenses	3,025	6,073	3,924	8,447	6,883

Income (loss) before income taxes	(1,498)	(369)	2,484	18,392	7,763
Income tax (expense) benefit	4	—	—	—	(202)

Income (loss) before changes in undistributed earnings of subsidiaries	(1,494)	(369)	2,484	18,392	7,561
Equity in undistributed earnings from:
Bank subsidiary	19,846	33,553	59,679	40,255	39,525
Nonbank subsidiaries	(1,433)	(493)	(2,494)	1,070	485

Net income	16,919	32,691	59,669	59,717	47,571
Other comprehensive income (loss), net of taxes	499	8,339	6,979	(45,053)	(7,139)

Comprehensive income	$17,418	$41,030	$66,648	$14,664	$40,432

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

	Six-Month Period
	Ended
	December 31,		Fiscal Year Ended June 30,
	2005	2004	2005	2004	2003
	(In thousands)
		(Unaudited)

Cash flows from operating activities:
Net income	$16,919	$32,691	$59,669	$59,717	$47,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings from banking subsidiary	(19,846)	(33,553)	(59,679)	(40,300)	(39,525)
Equity in losses (earnings) from non-banking subsidiaries	1,433	493	2,494	(1,026)	(485)
Amortization of premiums, net of accretion discounts on investment securities	26	5	9	61	208
Realized gain on sale of investments	(228)	—	—	(1,952)	(300)
Deferred income tax expense (benefit)	(4)	—	—	—	202
Decrease (increase) in other assets	(694)	189	62	(74)	99
Increase (decrease) in accrued expenses and liabilities	(722)	3,454	(2,267)	4,445	3,673

Net cash provided by (used in) operating activities	(3,116)	3,279	288	20,871	11,443

Cash flows from investing activities:
Purchase of investment securities available for sale	—	—	—	—	(18,236)
Redemptions and sales of investment securities available-for-sale	9,507	—	507	26,676	11,367
Purchase of investment securities held-to-maturity	(11,100)	—	—	—	—
Redemptions of investment securities held-to-maturity	—	2	4	4	—
Net decrease (increase) in due from bank subsidiary, net	19,150	2,811	20,648	(140,602)	—
Acquisition of and capital contribution in non-banking subsidiary	—	—	—	(1,083)	(1,591)

Net cash provided by (used in) investing activities	17,557	2,813	21,159	(115,005)	(8,460)

Cash flows from financing activities:
Net increase (decrease) in securities sold under agreements to repurchase	—	—	—	(7,599)	7,599
Proceeds from exercise of stock options	1,896	3,099	4,507	5,896	5,086
Net increase in due to nonbank subsidiaries, net	25	36	49	65	52
Net increase (decrease) in due to bank subsidiaries, net	—	—	—	(2,005)	1,495
Net proceeds from issuance of preferred stock	—	—	—	33,057	—
Net proceeds from issuance of common stock	—	(2)	(10)	51,560	—
Net proceeds from issuance of subordinated notes payable to nonbank subsidiary	—	—	—	35,043	—
Purchase of treasury stock	(6,964)	(106)	(3,512)	(499)	(2,214)
Dividends paid	(9,356)	(8,597)	(17,918)	(15,014)	(11,395)

Net cash provided by (used in) financing activities	(14,399)	(5,570)	(16,884)	100,504	623

Increase in cash and cash equivalents	42	522	4,563	6,370	3,606
Cash and cash equivalents at beginning of period	15,489	10,926	10,926	4,556	950

Cash and cash equivalents at end of period	$15,531	$11,448	$15,489	$10,926	$4,556

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this transition report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, the management has concluded that, solely as a result of the material weaknesses described below under the heading “Management’s Report on Internal Control Over Financial Reporting,” as of December 31, 2005, the Group’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

(b)  Management’s Report on Internal Control over Financial Reporting

Please refer to the Management’s Report on Internal Control over Financial Reporting included herein under Item 8.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Group’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, the Group’s internal control over financial reporting.

However, after December 31, 2005, the Group implemented additional review controls to address the material weaknesses identified in the Management’s Report on Internal Control over Financial Reporting. As of the date of this report, the Group has remediated the design of the controls associated with such material weaknesses. The operating effectiveness of the remediated design of the control will be tested during 2006.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with Respect to Directors

Other than José Enrique Fernández’s Non-Executive Chairman Agreement, which requires the Group’s Board of Directors to nominate him for election as a director and, if elected, as Chairman of the Board of Directors (including the Board of Directors of the Bank), and José Rafael Fernández’s Employment Agreement, which requires the Group’s Board of Directors to nominate him and recommend to the stockholders his election as a director, there are no arrangements or understandings between the Group and any person pursuant to which such person has been elected as a director. Except for José Enrique Fernández, who is the father of José E. Fernández-Richards, an Executive Vice President, no other director is related to any of the Group’s directors or executive officers, by blood, marriage or adoption (excluding those that are more remote than first cousin).

Information with Respect to the Group’s Directors and Executive Officers who are not Directors

José Enrique Fernández (Age 62) — Chairman of the Board of Directors of the Group since June 1996. President and Chief Executive Officer of the Group from June 1996 to December 2004. Chairman of the Board of Directors of the Bank since December 1988, and President and Chief Executive Officer of the Bank from September 1988 to December 2004. Chairman of the Board of Directors of Oriental Financial Services since December 1991. Mr. Fernández also serves as a member of the Board of Trustees of the University of Notre Dame, South Bend, Indiana.

José Rafael Fernández (Age 42) — Director, President and Chief Executive Officer of the Group since 2005 (including term as a director of the Bank). He was the Group’s Chief Operating Officer from 2003 to 2004. He was also a Senior Executive Vice President of the Group until 2004. He is the President of Oriental Financial Services Corp. and Oriental Insurance. He is also the President and Chairman of the Board of Directors of Puerto Rico Growth Fund, Inc. and Puerto Rico Cash & Money Market Fund, Inc. (Puerto Rico registered open-end, management investment companies).

Julian S. Inclán (Age 58) — Director of the Group since 1995 (including terms as a director of the Bank). President of American Paper Corporation (a distributor of fine papers, office supplies and graphic art supplies), San Juan, Puerto Rico, since 1994. Mr. Inclán has served as Managing General Partner of Calibre, S.E. (a real estate investment company) since 1991, and as President of Inclán Realty, Inc. (a real estate development company), San Juan, Puerto Rico, since 1995. He is also the President of Inmac Corporation (a leasing and investment company that is currently inactive), San Juan, Puerto Rico, since 1989, and the Managing Partner of Hamlet Associates S.E., San Juan, Puerto Rico.

Maricarmen Aponte, Esq. (Age 59) — Director of the Group since January 2005 (including term as a director of the Bank). She was the Executive Director of the Puerto Rico Federal Affairs Administration (a Puerto Rico government instrumentality) in Washington, D.C., from January 2001 through December 2004. She was a director of the Group (including the Bank) from 1998 to 2000. She is a member of the Boards of Directors of National Alliance for Hispanic Health and Rosemont College, Rosemont, Pennsylvania. Ms. Aponte practiced law in Washington, D.C., for approximately two decades. She is a former member of the Boards of Directors of the National Council of La Raza and Congressional Hispanic Caucus Institute, Inc.

Efraín Archilla (Age 53) — Director of the Group since 1991 (including terms as a director of the Bank). He has been the President and General Manager of WYQE-FM, Radio Yunque 93 FM in Naguabo and Fajardo, Puerto Rico, since 1994. Mr. Archilla has been an operations consultant to WALO-AM Radio Station and Ochoa Broadcasting Corp. since 1993. He served as President of the Puerto Rico Broadcasters Association from 1988 to 1992 and from 1999 to 2002.

Francisco Arriví (Age 61) — Director of the Group since 1998 (including terms as a director of the Bank). Mr. Arriví has been the President and Chief Executive Officer of Pulte International Caribbean Corp., San Juan, Puerto Rico, a subsidiary of Pulte Corporation (a publicly traded company), since March 1999. From August 2000 to May 2001, he served as a director of Puerto Rico Aqueduct and Sewer Authority (a Puerto Rico government instrumentality). He has served as a director of Puerto Rico Convention Center Authority (a Puerto Rico government instrumentality) since 2003.

Miguel Vázquez-Deynes (Age 67) — Director of the Group since 2002 (including terms as a director of the Bank). Mr. Vázquez-Deynes was the President and Chief Executive Officer of Triple-S Management Corp. (an insurance company), San Juan, Puerto Rico, from 1990 to 2001. He has also served in the Boards of Directors of several corporations and non-profit organizations, including: Puerto Rico Art Museum (Chairman 2001), Ethics Committee of the Puerto Rico Chamber of Commerce (Chairman 1998), Luis Muñoz Marín Foundation (director 1997), Puerto Rico Insurance Company Association (ACODESE) (Treasurer 1997), GM Group, Inc. (director 1994 — present), San Juan Rotary Club (member 1990 — present), Puerto Rico Chamber of Commerce (President 1994 — 1995; First Vice President 1992 — 1993), Puerto Rico National Guard Military Stores (Vice President 1992 — 1994), Ashford Medical Presbyterian Hospital (Vice President 1984 — 1986), Puerto Rico Manufacturer’s Association (Chairman of the Resolutions Committee 1984 — 1985), San Juan Children Choirs (Chairman 1987-1998). He was

awarded two doctorates Honoris Causa, one in Business Administration by the Ana G. Méndez University System, and the other in Health Sciences by the Central University of Bayamón, Puerto Rico.

Pablo I. Altieri, M.D. (Age 63) — Director of the Group since 1990 (including terms as a director of the Bank). He is a cardiologist and a Professor of Medicine and Physiology at the University of Puerto Rico School of Medicine. Dr. Altieri is also a member of the Board of Directors of TUTV (PR Broadcasting Studios) and the President of the Board of Directors of the Catastrophic Fund of Puerto Rico. He is also a member of the American Heart Association, the American College of Cardiology, the European Society of Cardiology, the American Federation for Medical Research and the American Electrophysiology Society.

José J. Gil de Lamadrid, CPA (Age 50) — Director of the Group since January 2005 (including term as a director of the Bank). Mr. Gil de Lamadrid is a Certified Public Accountant with significant experience in administration and international public accounting. He occupied several leadership positions, including office managing partner, at KPMG LLP, San Juan, Puerto Rico, where he worked from 1976 to 2003. He was a member of the Board of Directors and Audit Committee of GA Life Assurance Company of Puerto Rico from September 2003 to January 2005. Mr. Gil de Lamadrid has been an instructor at several local seminars on corporate accounting. Since 2003, he is the co-owner of Office Zone, Inc., a family-owned private business that distributes office supplies in Puerto Rico.

Juan C. Aguayo, P.E., M.S.C.E., (Age 42) — Director of the Group since 2004 (including term as a director of the Bank), President and Chief Executive Officer of Structural Steel Works, Inc., Bayamón, Puerto Rico, since 2002, and Executive Vice President and Chief Operating Officer thereof from 2000 to 2002. He has a Bachelor of Science in Civil Engineering from Princeton University and a Master of Science in Civil Engineering (M.S.C.E.) from the Massachusetts Institute of Technology. He is a licensed Professional Engineer registered in Puerto Rico, and has served terms as a member of the Board of Directors of the Puerto Rico chapter of the Association of General Contractors of America.

Nelson García, CPA (Age 65) — Director of the Group since May 2006 (including term as a director of the Bank). Mr. García is a Certified Public Accountant with significant experience in administration and international public accounting. He occupied several leadership positions, including partner, at Peat, Marwick, Mitchell & Co. (now KPMG LLP), San Juan, Puerto Rico, where he worked from 1966 to 1983. He was the Vice President and General Manager of Orange Crush de Puerto Rico, Inc. from 1983 to 1991. Since 1991, he has been serving as the President and sole shareholder of Impress Quality Business Forms, Inc. d/b/a Impress Quality Printing, a commercial printer in Puerto Rico.

Information with Respect to Executive Officers Who Are Not Directors

The following information is supplied with respect to the executive officers who do not serve on the Group’s Board of Directors. There are no arrangements or understandings pursuant to which any of the following executive officers was selected as an officer of the Group. As mentioned hereinbefore, except for José Enrique Fernández, Chairman of the Board, who is the father of José E. Fernández-Richards, an Executive Vice President, no other executive officer is related to any of the Group’s directors or executive officers, by blood, marriage or adoption (excluding those that are more remote than first cousin).

Héctor Méndez (Age 53) — Senior Executive Vice President, Treasurer and Chief Financial Officer of the Group since 2005. He has been the Group’s Senior Executive Vice President of Treasury, Finance and Asset Management since 2004. He has also been a member of the Board of Directors of V. Suárez Investment Corp. (a Puerto Rico private corporation) since March 2004. Before joining the Group, he was the Managing Director of R-G Portfolio Management, where he established a proprietary mutual fund and asset management program for R&G Financial Corporation, San Juan, Puerto Rico. From 2001 to 2003 he was the Executive Vice President and Treasurer and then the President of Government Development Bank for Puerto Rico, the central bank of the Commonwealth of Puerto Rico. During this period he was also a director of several Boards of Directors of public corporations and agencies of the Commonwealth. Mr. Méndez received a bachelor’s degree in Accounting from the University of Puerto Rico in 1974 and a master’s degree in Finance from the Interamerican University, San Juan, Puerto Rico, in 1984.

Carlos J. Nieves, CPA (Age 57) — Senior Executive Vice President and Chief Operating Officer of Financial Services of the Group since July 2003. He is a former Executive Vice President and Chief Operating Officer of

PaineWebber Trust Company of Puerto Rico and a former Tax Partner and Director of Taxes of Ernst & Young, San Juan, Puerto Rico, and Senior Manager & Director of Taxes of Coopers & Lybrand, San Juan, Puerto Rico. Mr. Nieves is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (“AICPA”), Puerto Rico Society of Certified Public Accountants, and Associate Member of the Association of Certified Fraud Examiners. He is also a former President of the Puerto Rico State Board of Accountancy and member of the AICPA Governing Council.

Ganesh Kumar (Age 42) — Executive Vice President of Strategic Planning of the Group in charge of strategic planning, information technology, human resources and channel development since 2004. He heads the implementation of the financial and operational technology systems for the “Oriental Way” program, which was designed to take the Group to the next level of product/service innovations and growth. Before joining the Group, he was a Director of Consulting at Gartner Inc., an industry leading research and advisory firm where he assisted a wide array of financial service companies ranging from multi-national giants to niche corporations. Mr. Kumar has an undergraduate degree in Science and an MBA in Finance and Information Systems from India.

José E. Fernández-Richards (Age 38) — Executive Vice President of Banking Services of the Group since January 2006. He was the Group’s Executive Vice President and Chief Marketing Officer from 2004 to 2005, and the Senior Vice President of Marketing from 2001 to 2003. He was the Credit Card Services Marketing Director of Encirq Corporation, San Francisco, California, from 2000 to 2001 and General Manager and Vice President of Marketing and member of the Board of Directors of PlanetLive, Inc., San Francisco, California, from 1999 to 2000. Mr. Fernández-Richards earned a B.B.A. degree in Marketing from the University of Notre Dame and a professional master’s degree in Banking from the Louisiana State University Executive Banking Institute. He is a member of the American Marketing Association and the Puerto Rico Sales and Marketing Executive Association.

Norberto González, CPA, JD (Age 47) — Executive Vice President of Risk Management of the Group since March 2003. Mr. González graduated Magna Cum Laude in 1980 from the University of Puerto Rico, where he obtained a bachelor’s degree in Business Administration with a major in Accounting. Before joining the Group, he was Executive Vice President and Risk Management Director of Banco Bilbao Vizcaya Argentaria (the second largest bank in Spain and a publicly traded company) in Puerto Rico. In 2001, he earned a Juris Doctor degree from the University of Puerto Rico School of Law. Mr. González is a member of the Puerto Rico Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Carlos M. Vélez (Age 49) — Executive Vice President of the Group and President of the Oriental Mortgage Division since December 2004. Prior to joining the Group, Mr. Vélez worked at Equity Financial Services, a mortgage banking company in San Juan, Puerto Rico. From 2002 to 2004, he served as Executive Vice President of its parent company, and then President of its Equity Wholesale Division. From 1989 to 2002, Mr. Vélez worked at the Popular Mortgage division of Banco Popular de Puerto Rico, where he served as Officer-Supervisor of Mortgage Centers, Vice President and Manager of New Business, and then Senior Vice President and Secondary Market Manager. Mr. Vélez graduated from the Mortgage Banking School, completing all the courses related to a master’s degree in Finance, and has a bachelor’s degree in Economics and Management from the Interamerican University, San Juan, Puerto Rico. He is a board member of the Mortgage Banking School, and a founder and member of the Parlamentary Procedure Institute, both of Puerto Rico.

Board Committees

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

The Audit Committee assists the Board of Directors in its oversight of the Group’s financial reporting process and internal controls. It fulfills its oversight responsibilities by reviewing: (a) the integrity of the financial reports and other financial information provided by the Group to any governmental body or to the public; (b) the Group’s systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board of Directors have established; and (c) the Group’s auditing, accounting, and financial reporting processes generally. The members of this committee are José J. Gil de Lamadrid, CPA, Chairman, Efraín Archilla, Miguel Vázquez-Deynes, and Nelson García, CPA. The Board of Directors has determined that Mr. Gil de Lamadrid is the “audit committee financial expert,” as such term is defined in Item 401(h)(2) of Regulation S-K under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), and is “independent,” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The committee met nine times during the six-month transition period ended December 31, 2005.

The Audit Committee operates pursuant to a written charter that has been approved and adopted by the Board of Directors, a current copy of which is available on the Group’s website at www.orientalonline.com and in print to any stockholder who requests it. This committee is composed entirely of independent directors as required by the NYSE and the SEC.

The Compensation Committee discharges the responsibilities of the Board of Directors relating to compensation of the Group’s directors and executive officers. Its general responsibilities are: (a) reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer, and evaluating the chief executive officer’s performance in light of those goals and objectives; (b) making recommendations to the Board of Directors with respect to non-CEO compensation, incentives compensation plans and equity-based plans; (c) producing a committee report on executive compensation; and (d) conducting an annual performance evaluation thereof. The committee also administers the Group’s various stock option plans and is given absolute discretion to, among other things, construe and interpret the plans; to prescribe, amend and rescind rules and regulations relating to the plans; to select the persons to whom options will be granted; to determine the number of shares subject to each option; and to determine the terms and conditions to which each grant and/or exercise of options is subject. The members of this committee are Julian S. Inclán, Chairman, José J. Gil de Lamadrid, CPA and Maricarmen Aponte, Esq. The committee met once during the six-month period ended December 31, 2005.

The Compensation Committee operates pursuant to a written charter that has been approved and adopted by the Board of Directors, a current copy of which is available on the Group’s website at www.orientalonline.com and in print to any stockholder who requests it. This committee is composed entirely of independent directors as required by the NYSE.

The Corporate Governance and Nominating Committee assists the Board of Directors by: (a) identifying individuals qualified to become directors consistent with criteria approved by the Board; (b) selecting or recommending that the Board select the director nominees for the next annual meeting of stockholders; (c) developing and recommending to the Board a set of corporate governance principles applicable to the Group that are consistent with sound corporate governance practices and in compliance with applicable legal, regulatory, or other requirements; (d) monitoring and reviewing any other corporate governance matters which the Board may refer to this committee; and (e) overseeing the evaluation of the Board and management. The members of this committee are Francisco Arriví, Chairman, Pablo I. Altieri, M.D., Juan Carlos Aguayo, P.E., M.S.C.E., and Maricarmen Aponte, Esq. The committee met six times during the six-month period ended December 31, 2005.

The Corporate Governance and Nominating Committee operates pursuant to a written charter that has been approved and adopted by the Board of Directors, a current copy of which is available on the Group’s website at www.orientalonline.com and in print to any stockholder who requests it. This committee is composed entirely of independent directors as required by the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

The Group is required to identify any director, executive officer or person who owns more than 10% of the Group’s equity securities who failed to timely file with the SEC a required report under Section 16(a) of the Exchange Act. Based solely on the review of copies of such forms and on other information furnished to the Group by such individuals, the Group believes that during and with respect to the six-month period ended December 31, 2005, such persons timely filed all required reports, except as follows:

(1)	A late Form 4 was filed by José Rafael Fernández on September 7, 2005 to report an acquisition of common stock of the Group.

(2)	A late Form 4 was filed by Héctor Méndez on June 16, 2006 to report a stock option grant by the Group.

(3)	A late Form 4 was filed by Carlos Vélez on June 20, 2006 to report a stock option grant by the Group.

(4)	A late Form 4 was filed by José Rafael Fernández on June 21, 2006 to report a stock option grant by the Group.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the CEO and the four most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the six-month transition period ended December 31, 2005, and an additional executive officer who would have been among the four most highly compensated, other than the CEO, but that resigned from the Group before the end of such period (collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

								Long-Term
			Annual Compensation					Compensation
						Other Annual		Securities	All Other
	Fiscal		Salary	Bonus		Compensation		Underlying	Compensation
Name and Principal Position	Year		($)	($)		($)(1)		Options (#)	($)(2)

José Rafael Fernández	2005	(3)	337,500	125,000		48,000	(6)	40,000	9,682	(7)
President and CEO	2005	(4)	293,500	125,000		48,000		40,000	2,100
	2004	(5)	285,000	100,000		42,000		—	2,100
Héctor Méndez	2005	(3)	300,000	175,200	(8)	43,200	(9)	10,000	2,932	(10)
Senior Executive Vice President,	2005	(4)	275,000	400,000	(11)	43,200		30,000	2,100
Treasurer and CFO	2004	(5)	—	—		—		—	—
Carlos J. Nieves, CPA	2005	(3)	274,375	75,000		35,667	(12)	—	2,932	(10)
Senior Executive Vice President	2005	(4)	266,875	75,000		22,000		20,000	2,100
and COO Financial Services	2004	(5)	250,000	50,000		18,000		20,000	2,100
Ganesh Kumar	2005	(3)	250,000	75,000		16,000	(13)	—	45,682	(14)
Executive Vice President	2005	(4)	229,000	75,000		16,000		20,000	41,100	(15)
Strategic Planning	2004	(5)	106,586	0		12,000		20,000	52,050
José E. Fernández-Richards	2005	(3)	220,000	75,000		36,000	(16)	—	2,932	(10)
Executive Vice President	2005	(4)	167,916	75,000		35,500		—	2,100
Banking Services	2004	(5)	163,685	65,000		30,000		15,000	2,047
Néstor Vale(17)	2005	(3)	261,406	100,000		34,000	(18)	—	2,932	(10)
Former Senior Executive	2005	(4)	259,000	100,000		36,000		20,000	2,100
Vice President Banking Services	2004	(5)	225,480	75,000		36,000		20,000	74,750

(1)	Unless otherwise indicated, consists of a car allowance and/or an allowance for membership expenses for social and business organizations that in the judgment of the Group’s CEO are reasonably appropriate for the performance of such officer’s duties as an executive officer of the Group.

(2)	Consists of term life insurance premiums, unless otherwise indicated.

(3)	Displays the information for the period from January 1, 2005 to December 31, 2005.

(4)	Displays the information for the period from July 1, 2004 to June 30, 2005.

(5)	Displays the information for the period from July 1, 2003 to June 30, 2004.

(6)	Consists of a $30,000 car allowance and an $18,000 club membership allowance.

(7)	Consists of $8,850 in term life insurance premiums and $832 in matching contributions by the Group to such officer’s account in the Group’s 401(k)/1165(e) Plan.

(8)	Consists of a $125,000 guaranteed bonus, a $50,000 performance bonus, and a $200 Christmas bonus.

(9)	Consists of a $24,000 car allowance and a $19,200 club membership allowance.

(10)	Consists of $2,100 in term life insurance premiums and $832 in matching contributions by the Group to such officer’s account in the Group’s 401(k)/1165(e) Plan.

(11)	Consists of a $150,000 signing bonus, a $50,000 performance bonus, and a $200,000 three-year prorated bonus which may be recovered by the Group if he resigns in the first three years of his employment with the Group.

(12)	Consists of a $21,667 car allowance and a $14,000 club membership allowance.

(13)	Consists of a $4,000 car allowance and a $12,000 educational allowance.

(14)	Consists of $2,100 in term life insurance premiums, $832 in matching contributions by the Group to such officer’s account in the Group’s 401(k)/1165(e) Plan, and a $42,750 living allowance.

(15)	Consists of $2,100 in term life insurance premiums and a $39,000 living allowance.

(16)	Consists of a $24,000 car allowance and a $12,000 club membership allowance.

(17)	Resigned from the Group effective December 6, 2005.

(18)	Consists of a $22,000 car allowance and a $12,000 club membership allowance.

Option/SAR Grants During the Six-Month Period Ended December 31, 2005

The table below provides information regarding the options that the Group granted to the Named Executive Officers during the six-month transition period ended December 31, 2005 under the Group’s 1996 Incentive Stock Option Plan, as adjusted for stock dividends:

		Percent of
		Total			Potential Realizable Values
	Number of	Options			at Assumed Annual Rates
	Options	Granted to	Exercise	Expiration	of Stock Appreciation
Name	Granted	Employees	Price	Date	5%	10%

José Rafael Fernández	40,000	71.43%	15.11	July 1, 2015	$380,104	$963,258
Héctor Méndez	10,000	17.86%	15.80	August 1, 2015	$99,365	$251,811

The Group did not grant stock options under any other stock option plan to any Named Executive Officer during the six-month transition period ended December 31, 2005.

Aggregated Option/SAR Exercises
During the Six-Month Period and
Fiscal Year-End Option/SAR Values

			Number of	Unexercised
			Unexercised	In-the-Money
			Options/SARs at	Options/SARs at
			Fiscal Year-End	Fiscal Year-End
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable (#)(1)	Unexercisable ($)

José Rafael Fernández	0	0	151,684/60,000	$563,367/$41,800
Héctor Méndez	0	0	33,000/10,000	0/0
Carlos J. Nieves	0	0	46,200/0	0/0
Ganesh Kumar	0	0	42,000/0	0/0
Jose E. Fernández-Richards	0	0	57,476/0	0/0
Néstor Vale(2)	0	0	0/0	0/0

(1)	Adjusted for stock dividends.

(2)	Resigned from the Group effective December 6, 2005.

Non-Executive Chairman and Employment Agreements

José Enrique Fernández

On April 4, 2005, the Group entered into a Non-Executive Chairman Agreement with José Enrique Fernández for a term of three years commencing on January 1, 2005 and terminating on December 31, 2007, which supersedes and replaces a previous employment agreement dated April 4, 2002, between the Bank and Mr. Fernández. The agreement provides for an annual base fee of $300,000 in the first year of the agreement, $225,000 in the second year of the agreement, and $150,000 in the third year of the agreement. The agreement provides that Mr. Fernández will be paid an annual cash bonus of $200,000 in each of the first and second years of the agreement and $150,000 in the third year. The bonus must be paid to him not later than January 15 of each year. The agreement also provides that the Group will give Mr. Fernández a car allowance of $30,000 in the first year of the agreement and $24,000 in the second year.

The agreement further provides that the Group will pay for Mr. Fernández’s membership in such social and business clubs that in his judgment are reasonably appropriate for the performance of his duties. The Group will also pay for a 10-year term life insurance policy in the amount of $2 million, covering the life of Mr. Fernández, for the benefit of his estate. Pursuant to the agreement, the Group will furnish Mr. Fernández with private office facilities and provide all necessary secretarial services and such other suitable assistance and accommodations. The agreement also provides that, during its term, the Board of Directors will nominate and recommend to the stockholders the election of Mr. Fernández as a director at any election of directors in which his term as a director will expire, and, if elected, the Board of Directors will elect Mr. Fernández to the position of Chairman of the Group’s Board of Directors (including the Board of Directors of the Bank).

The agreement may be terminated by the Board of Directors for “just cause” (as such term is defined in the agreement) at any time. In the event it is terminated for “just cause,” Mr. Fernández will have no right to compensation or other benefits for any period after such termination. If it is terminated by the Board of Directors, other than for just cause and other than in connection with a change in control of the Group, or if Mr. Fernández terminates the agreement for “good reason,” the Group is required to pay him an amount equal to two times the aggregate annual compensation paid or payable to him, including base fee, bonus (equal to the highest cash bonus paid to him in any of the two fiscal years prior to the termination date), car allowance, and the value of any other benefits provided to Mr. Fernández during the year in which the termination occurs. The payment is to be made in a lump sum on or before the fifth day following the date of termination. The term “good reason” includes: (i) failure by the Group to comply with any material provision of the agreement, which failure has not been cured within ten days after notice thereof has been given by Mr. Fernández; and (ii) any purported termination of the agreement which is not effected pursuant to a notice of termination satisfying certain requirements set forth in the agreement.

The agreement contains provisions restricting Mr. Fernández’s ability to engage or participate in, become a director of, or render advisory or other services to any firm or entity competitive with the Group. The agreement does not contain any provision restricting Mr. Fernández’s right to compete against the Group upon termination of the agreement.

José Rafael Fernández

On April 4, 2005, the Group entered into an Employment Agreement with José Rafael Fernández for a term of thirty-six months effective on January 1, 2005 and terminating on December 31, 2007. Notwithstanding the foregoing, the agreement provides that no less than 120 days before the expiration date, the parties will determine whether to extend the term, and, if extended, under which terms and conditions. The agreement provides for the following salary: (i) an annual base salary of $325,000 equivalent to $27,083.33 per month from January 1 to June 30, 2005; (ii) an annual base salary of $350,000 equivalent to $29,166.66 per month from July 1, 2005 to June 30, 2006; (iii) an annual base salary of $400,000 equivalent to $33,333.33 per month from July 1, 2006 to June 30, 2007; and (iv) an annual base salary of $450,000 equivalent to $37,500 per month from July 1 to December 31, 2007. The agreement further provides that he will receive an annual car allowance in the amount of $30,000 and $18,000 per year for membership expenses for such social and business clubs and professional or training expenses which in his judgment are reasonably appropriate to the performance of his duties as President and CEO. The agreement also provides that the base salary for any extension of the term of the agreement will be mutually agreed by the Compensation Committee and Mr. Fernández; provided, however, that at no time will such base salary be reduced below the amount set forth above for the second year of the agreement. Pursuant to the agreement, Mr. Fernández is entitled to participate in, and receive the benefits of, any stock option plan, profit sharing plan or other plans, benefits and privileges given to the Group’s employees and executives for which he may qualify. Such benefits will be provided to Mr. Fernández while he is employed under the terms of the agreement or any extension thereof. In contemplation of the agreement, on November 29, 2004, the Group granted to Mr. Fernández an option to purchase 20,000 shares of common stock. Pursuant to the agreement, the Group will grant to Mr. Fernandez options to purchase 20,000 shares of the Group’s common stock on January 1, 2006 and January 1, 2007. The options may be exercised by Mr. Fernández during a period commencing on the first and ending on the tenth anniversary of the grant. Notwithstanding the above limitations, these options will become immediately exercisable if Mr. Fernández dies, is disabled or retires, or if there occurs a change in control of the Group. The options will survive one year after termination of the agreement, unless termination is the result of Mr. Fernández’s willful and continued failure to perform his duties, illegal conduct or gross misconduct materially injurious to the Group, a regulatory order, or as a result of appointment by court or other public authority of a legal custodian for the Group for the purpose of liquidation.

The agreement may be terminated by the Board of Directors for “just cause” (as such term is defined in the agreement) at any time. In the event that employment is terminated for “just cause,” Mr. Fernández will have no right to compensation or other benefits for any period after such termination.

The agreement also provides that Mr. Fernández may terminate his employment for “good reason,” which includes: (i) failure by the Group to comply with any material provision of the agreement, which failure has not been cured within ten days after notice thereof has been given by Mr. Fernández; or (ii) any purported termination of Mr. Fernández’s employment which is not effected pursuant to a notice of termination satisfying certain requirements set forth in the agreement. If Mr. Fernández terminates his employment for “good reason,” the Group is required to pay him as severance an amount equal to two times the aggregate annual compensation paid or payable to him (including salary, bonus, car allowance and the value of any other benefits provided to him) during the year in which the termination occurs. The severance payment is to be made in a lump sum on or before the fifth day following the date of termination.

The agreement contains provisions restricting Mr. Fernández’s ability to engage or participate in, become a director of, or render advisory or other services to any firm or entity competitive with the Group. The agreement does not contain any provision restricting Mr. Fernández’s right to compete against the Group upon termination of employment. The agreement further contains provisions protecting the Group’s confidential information and trade secrets.

Change in Control Compensation Agreements

The Group has entered into Change in Control Compensation Agreements with José Enrique Fernández, José Rafael Fernández, Héctor Méndez, Carlos J. Nieves, Ganesh Kumar, José E. Fernández-Richards, Norberto González, and Carlos Vélez. Each agreement is in full force and effect so long as the person is employed by the Group.

Under the agreements, the aforementioned persons are entitled to certain cash payment compensation in the event there is a “change in control of the Group” and as a result thereof or within one year after the change in control, the person’s employment is terminated by the Group or the Group’s successor in interest. The cash compensation will be an amount equal to two times the sum of such person’s annual base salary at the time the termination of his employment occurs and his last cash bonus paid prior to the termination of his employment.

For purposes of the agreements, a “change in control of the Group” shall be deemed to have occurred if any person or persons acting as a group within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 is or becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of the Group’s securities representing 25% or more of either the then outstanding shares of the Group’s common stock or the combined voting power of the Group’s then outstanding securities and if individuals who on the date of the agreements are members of the Group’s Board of Directors cease for any reason to constitute at least a majority thereof, unless the appointment, election or nomination of each new director who was not a director on the date of the agreements has been approved by at least two-thirds of the directors in office on the date of the agreements.

401(k)/1165(e) Plan

All of the Group’s employees, including the employees of the Group’s subsidiaries, are eligible to participate in the Oriental Group CODA Profit Sharing Plan (the “401(k)/1165(e) Plan”). The 401(k)/1165(e) Plan is a defined contribution plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and is qualified under Sections 1165(a) and 1165(e) of the Puerto Rico Internal Revenue Code of 1994, as amended. The 401(k)/1165(e) Plan offers eligible participants thirteen investment alternatives, including several U.S. mutual funds, a money-market account, and the Group’s shares of common stock. Contributions made through payroll deductions not in excess of 10% of annual base salary or $8,000, whichever is less, may be accumulated per year as before-tax savings. The Group contributes 80 cents for each dollar contributed by an employee up to $832 per year. The matching contribution is invested in the Group’s shares of common stock. The 401(k)/1165(e) Plan became effective on January 1, 1992. During the six-month transition period ended December 31, 2005, the Group contributed 3,554 shares of common stock to the 401(k)/1165(e) Plan valued at approximately $44,000 at December 31, 2005.

Non-Qualified Deferred Compensation Plan

The Group also offers to its executive officers a non-qualified deferred compensation plan, where such executives are allowed to defer taxable income. The plan is not subject to ERISA contribution limits nor to discrimination tests in terms of who must be included therein. Under the plan, the executive’s current taxable income is reduced by the amount being deferred. Funds contributed thereto can accumulate without current income tax to the individual. Taxes are due when the funds are withdrawn at the then current income tax rate applicable to the individual, which may be lower than his or her current income tax bracket.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Oriental Financial Group Inc. (the “Group”) operates in a highly competitive industry where the quality, creativity and professionalism of its executive officers is of utmost importance to the success, profitability and growth of the Group. Accordingly, its compensation program, which is managed by the Compensation Committee of the Board of Directors, is intended to retain and appropriately reward experienced and well-trained executive officers, align the long-term interests of the executive officers with those of the stockholders and tie total compensation opportunities to the achievement of the Group’s institutional goals and the achievement of goals for each of its subsidiaries.

The Compensation Committee evaluates the performance of management, reviews the compensation levels of members of management, and evaluates and reviews all aspects of compensation for the Group’s executive officers. In evaluating the performance and compensation of all of the executive officers, the Compensation Committee reviews available peer group information for comparable financial institutions or bank holding companies in Puerto Rico and the United States, and assesses the performance in accordance with the overall attainment of the Group’s goals for such fiscal year, which are set forth in the Group’s three-year business plan that is updated and approved by the Board of Directors every fiscal year.

The Compensation Committee’s responsibilities are more fully described in its charter, a copy of which is available on the Group’s website at www.orientalonline.com.

Bonus

The compensation program for the Group’s executive officers provides for a performance bonus, which purpose is to maximize the efficiency and effectiveness of its operations. The bonuses that are paid to the executive officers are linked to the performance of the Group as an institution as well as to the performance of each of its subsidiaries. In addition, in the event the institutional and individual goals are achieved, the bonus amounts that are generally paid to the executive officers are determined so that the total salary and bonus compensation paid to them is competitive with the amounts paid by comparable financial institutions or bank holding companies in Puerto Rico and the United States.

Long-Term Compensation

The compensation program for the executive officers also contemplates long-term incentive compensation in the form of stock options granted under the Group’s Incentive Stock Option Plans. Such equity-based compensation plans provide for ownership of the shares of the Group’s common stock which, in turn, creates a direct relationship between the performance of the Group, as reflected by the market value of its shares of common stock, and executive compensation, and further creates a direct link between the interests of the executive officers and the interests of the stockholders.

The grants of stock options are made by the administrators of such equity-based plans. The plan administrators are the members of the Compensation Committee. The plan administrators are given absolute discretion to select which of the eligible persons will be granted stock options and the amount thereof to be granted to such persons. In general terms, the plan administrators, in determining such amounts, consider total compensation information obtained from various comparable financial institutions or bank holding companies in Puerto Rico and the United States that they track, as well as the general trend in total compensation in the financial services industry.

Compensation of Certain Persons

José Enrique Fernández, who serves as the Chairman of the Board, negotiated the terms of his Non-Executive Chairman Agreement at arm’s length with the Compensation Committee. The terms of his agreement, including his base fee and certain other compensation arrangements, are described herein under the heading “Executive Compensation — Non-Executive Chairman and Employment Agreements.” José Rafael Fernández, who serves as the Group’s President and CEO, also negotiated the terms of his Employment Agreement at arm’s length with the Compensation Committee. The terms of his agreement, including his salary and certain other compensation arrangements, are also described herein under the heading “Executive Compensation — Non-Executive Chairman and Employment Agreements.”

Their compensation arrangements were determined in accordance with the compensation program described above and were based on considerations of competitive industry practices. In making such determination, the Compensation Committee took into consideration the achievement of goals which are geared to ensure the Group’s continued long-term growth and the enhancement of stockholder value.

SUBMITTED BY THE COMPENSATION COMMITTEE

Julian S. Inclán
José J. Gil de Lamadrid, CPA
Maricarmen Aponte, Esq.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has served as an officer or employee of the Group or any of its subsidiaries, nor did any of them have any relationship requiring disclosure by the Group under Item 404 of SEC Regulation S-K.

STOCK PERFORMANCE GRAPH

The stock performance graph below compares the cumulative total stockholder return of the Group’s shares of common stock from December 31, 2000 to December 31, 2005, with the cumulative total return of the SNL Bank Index and the Russell 2000 Index. The peer group and broad equity market indexes used herein are respectively the SNL Bank Index and the Russell 2000 Index.

Total Return Performance

Source: SNL Financial LC, Charlottesville, VA© 2006

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Oriental Financial Group Inc.	100.00	144.80	214.56	317.85	292.96	178.25
Russell 2000	100.00	102.49	81.49	120.00	142.00	141.91
SNL Bank Index	100.00	101.00	92.61	124.93	140.00	148.46

The Board of Directors recognizes that the market price of the Group’s shares of common stock is influenced by many factors, only one of which is the Group’s financial performance. The stock price performance graph shown above is not necessarily indicative of future price performance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information as to the shares of the Group’s common stock beneficially owned, as of March 31, 2006, by persons or entities known to the Group to be beneficial owners of more than 5% of the total number of the Group’s outstanding shares of common stock. The information is based upon filings made by such persons or entities pursuant to the Exchange Act and information furnished by them.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class

José Enrique Fernández	2,903,527	*	11.69%
1717 Lilas San Francisco
San Juan, Puerto Rico 00927
Earnest Partners LLC	2,180,374		8.87%
75 Fourteenth Street, Suite 2300
Atlanta, Georgia 30309
Fidelity Management & Research Corp.	2,043,676		8.31%
82 Devonshire Street, Boston,
Massachusetts 02109
Rutabaga Capital Management, LLC	1,316,100		5.35%
64 Broad Street, 3rd Floor
Boston, MA 02109

*	The amount set forth in the table includes 6,161 shares owned by Mr. Fernández through the Group’s 401(k)/1165(e) Plan and 2,383,403 shares indirectly owned by him through The RF Investment (PR) Corporation, a Puerto Rico corporation wholly owned by Mr. Fernández and his spouse.

The following table sets forth information as to the number of shares of the Group’s common stock beneficially owned by the Group’s directors, Named Executive Officers (that is, the CEO, the four most highly compensated executive officers, other than the CEO, who were serving as executive officers at December 31, 2005, and an additional executive officer who would have been among the four most highly compensated, other than the CEO, but that resigned from the Group before the end of such period), and the directors and executive officers as a group as of March 31, 2006. The information is based upon filings made by such individuals pursuant to the Exchange Act and information furnished by each of them.

	Amount and Nature of
	Beneficial Ownership		Percent of
Name of Beneficial Owner	of Common Stock		Common Stock(1)

Directors
José Enrique Fernández	2,903,527	(2)	11.69%
José Rafael Fernández	339,039	(3)	1.36%
Julian S. Inclán	133,657	(4)	—
Maricarmen Aponte, Esq.	48,933	(8)	—
Efraín Archilla	10,441	(16)	—
Francisco Arriví	10,481	(5)	—
Miguel Vázquez-Deynes	8,768	(6)	—
Pablo I. Altieri, M.D.	8,609	(16)	—
José J. Gil de Lamadrid, CPA	2,700	(9)	—
Juan C. Aguayo, P.E., M.S.C.E.	2,515	(7)	—
Nelson García, CPA	—		—
Named Executive Officers
José Rafael Fernández	339,039	(3)	1.36%
Héctor Méndez	47,122	(10)	—
Carlos J. Nieves, CPA	52,388	(12)	—
Ganesh Kumar	43,818	(13)	—
José E. Fernández-Richards	81,918	(11)	—
Néstor Vale(14)	2,547		—
Directors and Executive Officers as a Group(15)	3,696,463		14.85%

(1)	Unless otherwise indicated, each of the persons named in the table beneficially holds less than 1% of the outstanding shares of common stock.

(2)	This amount includes 6,161 shares that he owns through the Group’s 401(k)/1165(e) Plan and 2,383,403 shares indirectly owned by him through the RF Investment (PR) Corporation, a Puerto Rico corporation wholly owned by him and his spouse.

(3)	This amount includes 211,684 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 3,825 shares that he owns through the Group’s 401(k)/1165(e) Plan, 15,940 shares in his deferred compensation account, and 7,000 shares owned by his spouse.

(4)	This amount includes 8,609 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 22,100 shares indirectly owned by him through Calibre S.E. and 4,270 shares indirectly owned by him through Inclan Realty, Inc., both of which are Puerto Rico companies wholy owned by him and his wife.

(5)	This amount includes 7,475 shares that he may acquire upon the exercise of stock options within 60 days.

(6)	This amount includes 6,737 shares that he may acquire upon the exercise of stock options within 60 days.

(7)	This amount includes 2,200 shares that he may acquire upon the exercise of stock options within 60 days.

(8)	This amount includes 2,000 shares that he may acquire upon the exercise of stock options within 60 days.

(9)	This amount includes 2,200 shares that she may acquire upon the exercise of stock options within 60 days.

(10)	This amount includes 43,000 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 122 shares that he owns through the Group’s 401(k)/1165(e) Plan,

(11)	This amount includes 57,476 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 243 shares that he owns through the Group’s 401(k)/1165(e) Plan, 182 shares in his deferred compensation account.

(12)	This amount includes 46,200 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 658 shares that he owns through the Group’s 401(k)/1165(e) Plan,

(13)	This amount includes 42,000 shares that he may acquire upon the exercise of stock options within 60 days. It also includes 1,818 shares that he owns through the Group’s 401(k)/1165(e) Plan.

(14)	Resigned from the Group effective December 6, 2005.

(15)	The Group consists of 18 persons including all directors, Named Executive Officers and executive officers who are not directors.

(16)	This amount includes 8,609 shares that we may acquire upon the exercise of stock options within 60 days.

José Enrique Fernández is the only person among the Group’s directors who beneficially owned shares of the Group’s Series A Preferred Stock as of March 31, 2006. As of that date, he owned 24,000 shares of Series A Preferred Stock, which represents 1.79% of the outstanding Series A Preferred Stock. This information is based upon filings made by Mr. Fernández pursuant to the Exchange Act and information furnished by him.

José Enrique Fernández and Carlos J. Nieves are the only persons among the Group’s directors and named executive officers who beneficially owned shares of the Group’s Series B Preferred Stock as of March 31, 2006. As of that date, Mr. Fernández owned 45,200 shares of Series B Preferred Stock, which represents 3.37% of the outstanding Series B Preferred Stock, and Mr. Nieves owned 1,000shares of Series B Preferred Stock, which represents less than 1.00% of the outstanding Series B Preferred Stock. This information is based upon filings made by Mr. Fernández and Mr. Nieves pursuant to the Exchange Act and information furnished by them.

Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has shares or the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares, subject in the case of those directors and officers who are married to the community property laws of Puerto Rico. Under applicable regulations, a person is deemed to have beneficial ownership of any shares of capital stock which he or she has a right to acquire within 60 days, including pursuant to the exercise of outstanding stock options, and to all shares subject to options or other rights of acquisition acquired in connection with, or as a participant in, any transaction involving a change in control. Shares of capital stock which are subject to stock options or other rights of acquisition are deemed to be outstanding for the purpose of computing the percentage of outstanding capital stock owned by such person or group, but are not deemed outstanding for the purpose of computing the percentage of capital stock owned by any other person or group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

Certain transactions involving loans and deposits were transacted during the six-month transition period ended December 31, 2005 between the Bank, some of its directors and executive officers, including those of its affiliates, and persons related to or affiliated with such persons. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of uncollectability or other unfavorable features. At present, none of the loans to such directors and executive officers, including persons related to or affiliated with such persons, is non-performing.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP (“Deloitte & Touche”) served as the Group’s independent registered public accounting firm for the four fiscal years in the period ended June 30, 2005 and the quarter ended September 30, 2005. Services provided to the Group and its subsidiaries by Deloitte & Touche included the audit of the Group’s consolidated financial statements, limited reviews of the Group’s quarterly reports, audits of the Group’s subsidiaries, audits of the Group’s employee benefits plan, services related to the Group’s filings with the SEC and other regulatory agencies, and consultations on various tax and accounting matters.

KPMG LLP (“KPMG”) served as the Group independent registered public accounting firm for the six-month transition period ended December 31, 2005. Services provided to the Group and its subsidiaries by KPMG included the audit of the Group’s consolidated financial statements, audits of the Group’s subsidiaries, audits of the Group’s employee benefits plan, services related to the Group’s filings with the SEC and other regulatory agencies, and consultations on various tax and accounting matters.

The Audit Committee reviewed and approved all audit and non-audit services rendered by Deloitte & Touche and KPMG to the Group and its subsidiaries, and concluded that the provision of such services was compatible with the maintenance of Deloitte & Touche’s and KPMG’s independence in the conduct of their auditing functions. The Audit Committee has adopted a pre-approval policy regarding the procurement of audit and non-audit services, which is available on the Group’s website at www.orientalonline.com. The Audit Committee intends to review such policy periodically.

The aggregate fees billed for the various services provided to the Group in the six-month period ended December 31, 2005 and in the fiscal years ended June 30, 2005 and 2004 were as follows:

	December 31,	June 30,	June 30,
Type of Fees	2005	2005	2004

Audit Fees	$226,600	$803,850	$346,480
Audit-Related Fees	2,000	118,650	87,950
Tax Fees	57,225	16,140	91,095
All Other Fees	0	0	0

	$285,825	$938,640	$525,525

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Group’s principal accountant for the audit of the Group’s annual financial statements, including the audit of the Group’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, and review of financial statements included in the Group’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Group’s principal accountant that are reasonably related to the performance of the audit or review of the Group’s financial statements and consisted of employee benefit plan audits and accounting consultations; (iii) “tax fees” are fees for professional services rendered by the Group’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Group’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) — Financial Statements

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit
No.:	Description of Document:

3(i)	Amended and Restated Certificate of Incorporation.(1)

3(ii)	By-Laws.(2)
4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(3)

4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(4)

10.1	1996 Incentive Stock Option Plan.(5)

10.2	1998 Incentive Stock Option Plan.(6)

10.3	2000 Incentive Stock Option Plan.(7)

10.4	Form of Stock Option Grant.(8)

10.5	Lease Agreement Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(9)

10.6	First Amendment to Lease Agreement Dated May 18, 2004, Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(9)

10.7	Agreement between Oriental Financial Group Inc. and Jose Enrique Fernández.(9)

10.8	Employment Agreement between Oriental Financial Group Inc. and Jose Rafael Fernández.(9)

10.9	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose E. Fernández.(9)

10.10	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Héctor Méndez.(9)

10.11	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose E. Fernández Richards.(9)

10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose R. Fernández.(9)

10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González.(9)

10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar.(9)

10.15	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Carlos Vélez.(9)

10.16	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Carlos J. Nieves.(9)
21.0	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.:	Description of Document:

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2001.

99.0	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the NYSE’s Listed Company Manual.

(1)	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(2)	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on September 1, 2005.

(3)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(4)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(5)	Incorporated herein by reference from the Group’s definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.

(6)	Incorporated herein by reference from the Group’s definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.

(7)	Incorporated herein by reference from the Group’s definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

(8)	Incorporated herein by reference from Exhibit No. 10.4 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2004.

(9)	Incorporated herein by reference from Exhibit 10 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández
José Rafael Fernández,
President and Chief Executive Officer

Dated: June 27, 2006

By:	/s/ Héctor Méndez
Héctor Méndez,
Senior Executive Vice President,
Treasurer and Chief Financial Officer

Dated: June 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José E. Fernández José E. Fernández	Chairman of the Board	Dated: June 27, 2006

By: /s/ José Rafael Fernández José Rafael Fernández	Director	Dated: June 27, 2006

By: /s/ Julian Inclán Julian Inclán	Director	Dated: June 27, 2006

By: /s/ Maricarmen Aponte Maricarmen Aponte	Director	Dated: June 27, 2006

By: /s/ Efraín Archilla Efraín Archilla	Director	Dated: June 27, 2006

By: /s/ Francisco Arriví Francisco Arriví	Director	Dated: June 27, 2006

By: /s/ Miguel Vázquez Deynes Miguel Vázquez Deynes	Director	Dated: June 27, 2006

By: /s/ Dr. Pablo I. Altieri Dr. Pablo I. Altieri	Director	Dated: June 27, 2006

By: /s/ José Gil De Lamadrid José Gil De Lamadrid	Director	Dated: June 27, 2006

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo	Director	Dated: June 27, 2006

By: /s/ Nelson García Nelson García	Director	Dated: June 27, 2006