Form 10-Q
period 2006-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2006-08-31
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
24,559,096_common shares ($1.00 par value per share)
outstanding as of July 31, 2006

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

PART — I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2006 AND DECEMBER 31, 2005
 (In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$13,227	$13,789

Investments:
Time deposits with other banks	60,000	60,000
Money market investments	10,288	3,480

Short term investments	70,288	63,480

Trading securities, at fair value with amortized cost of $319 (December 31, 2005 — $144)	320	146

Investment securities available-for-sale, at fair value with amortized cost of $1,123,556 (December 31, 2005 — $1,069,649)
Securities pledged that can be repledged	668,561	558,719
Other investment securities	420,052	488,165

Total investment securities available-for-sale	1,088,613	1,046,884

Investment securities held-to-maturity, at amortized cost with fair value of $2,244,432 (December 31, 2005 — $2,312,832)
Securities pledged that can be repledged	1,723,473	1,917,805
Other investment securities	582,937	428,450

Total investment securities held-to-maturity	2,306,410	2,346,255

Federal Home Loan Bank (FHLB) stock, at cost	19,403	20,002

Total investments	3,485,034	3,476,767

Securities sold but not yet delivered	1,192	44,009

Loans:
Mortgage loans held-for-sale, at lower of cost or market	12,998	8,946
Loans receivable, net of allowance for loan losses of $7,160 (December 31, 2005 — $6,630)	928,242	894,362

Total loans, net	941,240	903,308

Accrued interest receivable	29,539	29,067
Premises and equipment, net	15,307	14,828
Deferred tax asset, net	13,845	12,222
Foreclosed real estate	4,312	4,802
Other assets	60,402	48,157

Total assets	$4,564,098	$4,546,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$144,274	$146,623
Savings accounts	107,869	82,641
Certificates of deposit	1,021,398	1,069,304

Total deposits	1,273,541	1,298,568

Borrowings:
Federal funds purchased and other short term borrowings	13,811	4,455
Securities sold under agreements to repurchase	2,513,986	2,427,880
Advances from FHLB	300,000	313,300
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	2,914,963	2,832,801

Securities purchased but not yet received	1,233	43,354
Accrued expenses and other liabilities	30,751	30,435

Total liabilities	4,220,488	4,205,158

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,365,396 shares issued (December 31, 2005 — 25,350,125 shares	25,365	25,350
Additional paid-in capital	208,581	208,454
Legal surplus	36,780	35,863
Retained earnings	54,825	52,340
Treasury stock, at cost 770,472 shares (December 31, 2005 — 770,472 shares)	(10,240)	(10,332)
Accumulated other comprehensive loss, net of tax of $2,389 (December 31, 2005 — $1,810)	(39,701)	(37,884)

Total stockholders’ equity	343,610	341,791

Total liabilities and stockholders’ equity	$4,564,098	$4,546,949

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
 (In thousands, except per share data)

	Quarter Ended March 31,
	2006	2005
		(As Restated)
Interest income:
Loans	$16,253	$13,422
Mortgage-backed securities	24,500	24,775
Investment securities	14,500	9,299
Short term investments	739	76

Total interest income	55,992	47,572

Interest expense:
Deposits	10,498	7,624
Securities sold under agreements to repurchase	26,363	16,386
Advances from FHLB, term notes and other borrowings	2,622	2,045
Subordinated capital notes	1,297	1,107

Total interest expense	40,780	27,162

Net interest income	15,212	20,410
Provision for loan losses	1,101	660

Net interest income after provision for loan losses	14,111	19,750

Non-interest income:
Financial service revenues	4,961	3,348
Banking service revenues	2,176	1,828
Net gain (loss) on:
Mortgage banking activities	436	1,073
Securities available-for-sale	19	2,636
Derivatives	882	(2,804)
Trading securities	28	(11)
Other	451	31

Total non-interest income, net	8,953	6,101

Non-interest expenses:
Compensation and employees’ benefits	6,173	3,294
Occupancy and equipment	2,889	2,466
Advertising and business promotion	1,066	1,487
Professional and service fees	1,624	1,837
Communication	447	377
Loan servicing expenses	455	401
Taxes, other than payroll and income taxes	600	463
Electronic banking charges	468	517
Printing, postage, stationery and supplies	186	210
Insurance	213	187
Other	762	909

Total non-interest expenses	14,883	12,148

Income before income taxes	8,181	13,703
Income tax expense (benefit)	131	(2,671)

Net income	8,050	16,374
Less: Dividends on preferred stock	(1,200)	(1,200)

Income available to common shareholders	$6,850	$15,174

Income per common share:
Basic	$0.28	$0.62

Diluted	$0.28	$0.58

Average common shares outstanding	24,613	24,628
Average potential common shares-options	137	1,341

	24,750	25,969

Cash dividends per share of common stock	$0.14	$0.14

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
 (In thousands)

	Quarter Ended March 31,
CHANGES IN STOCKHOLDERS’ EQUITY:	2006	2005
		(As Restated)
Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,350	24,601
Stock options exercised	15	75

Balance at end of period	25,365	24,676

Additional paid-in capital:
Balance at beginning of period — as previously reported		186,405
Prior period adjustment		13,241

Balance at beginning of period — as restated	208,454	199,646
Stock-based compensation expense (benefit)	6	(1,956)
Stock options exercised	121	721

Balance at end of period	208,581	198,411

Legal surplus:
Balance at beginning of period	35,863	31,280
Transfer from retained earnings	917	1,699

Balance at end of period	36,780	32,979

Retained earnings:
Balance at beginning of period — as previously reported		59,884
Prior period adjustment		(28,203)

Balance at beginning of period — as restated	52,340	31,681
Net income	8,050	16,374
Cash dividends declared on common stock	(3,448)	(3,453)
Cash dividends declared on preferred stock	(1,200)	(1,200)
Transfer to legal surplus	(917)	(1,699)

Balance at end of period	54,825	41,703

Treasury stock:
Balance at beginning of period	(10,332)	(91)
Stock used to match defined contribution plan 1165(e)	92	80

Balance at end of period	(10,240)	(11)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(37,884)	(37,023)
Other comprehensive income (loss), net of tax	(1,817)	(2,759)

Balance at end of period	(39,701)	(39,782)

Total stockholders’ equity	$343,610	$325,976

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
 (In thousands)

	Quarter Ended March 31,
COMPREHENSIVE INCOME (LOSS)	2006	2005
		(As Restated)
Net income	$8,050	$16,374

Other comprehensive income (loss):
Unrealized loss on securities available-for-sale arising during the period	(11,543)	(15,708)
Realized gains on investment securities available-for-sale included in net income	(19)	(2,636)
Unrealized gains on derivatives designated as cash flows hedges arising during the period	9,916	13,583
Realized loss (gain) on derivatives designated as cash flow hedges included in net income	(749)	1,923
Income tax effect related to unrealized loss on securities available-for-sale	578	79

Other comprehensive loss for the period, net of tax	(1,817)	(2,759)

Comprehensive income	$6,233	$13,615

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
 (In thousands)

	Quarter Ended March 31,
	2006	2005
		(As Restated)
Cash flows from operating activities:
Net income	$8,050	$16,374

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(401)	(571)
Amortization of premiums, net of accretion of discounts on investment securities	(359)	1,465
Depreciation and amortization of premises and equipment	1,567	1,331
Deferred income tax expense (benefit)	(1,045)	(61)
Equity in earnings of investment in limited liability partnership	(304)	—
Provision for loan losses	1,001	660
Stock-based compensation (benefit)	6	(1,956)
Loss (gain) on:
Sale of securities available-for-sale	(19)	(2,636)
Mortgage banking activities	(436)	(1,073)
Derivatives	(882)	2,804
Sale of foreclosed real estate	(104)	(44)
Originations of loans held-for-sale	(13,243)	(55,336)
Proceeds from sale of loans held-for-sale	6,656	23,038
Net decrease (increase) in:
Trading securities	(174)	848
Accrued interest receivable	(472)	(1,886)
Other assets	152	396
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(153)	4,544
Other liabilities	(175)	(6,262)

Net cash used in operating activities	(335)	(18,365)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(101,616)	(223,587)
Investment securities held-to-maturity	—	(78,261)
Maturities and redemptions of:
Investment securities available-for-sale	37,616	45,930
Investment securities held-to-maturity	39,371	54,140
FHLB stock	599	—
Proceeds from sales of:
Investment securities available-for-sale	15,193	236,806
Foreclosed real estate	1,218	1,924
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(79,416)	(104,471)
Principal repayment of loans	44,347	25,941
Additions to premises and equipment	(2,046)	(693)

Net cash used in investing activities	(44,734)	(42,271)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(25,715)	129,945
Securities sold under agreements to repurchase	85,391	(81,531)
Federal funds purchased	499,593	—
Proceeds from:
Short term borrowings	(490,237)	—
Advances from FHLB	515,195	382,500
Exercise of stock options, net	136	796
Repayments of advances from FHLB	(528,495)	(381,000)
Common stocks used to match defined contribution plan 1165(e)	92	80
Dividends paid	(4,645)	(4,667)

Net cash provided by financing activities	51,315	46,123

Net change in cash and cash equivalents	6,246	(14,513)
Cash and cash equivalents at beginning of period	17,269	34,958

Cash and cash equivalents at end of period	$23,515	$20,445

Cash and cash equivalents include:
Cash and due from banks	$13,227	$15,214
Money market investments	10,288	5,231

	$23,515	$20,445

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$40,627	$31,706

Mortgage loans securitized into mortgage-backed securities	$2,936	$22,947

Accrued dividend payable	$3,448	$3,453

Other comprehensive loss for the period	$(1,817)	$(2,759)

Securities sold but not yet delivered	$1,192	$179

Securities and loans purchased but not yet received	$1,233	$56

Transfer from loans to foreclosed real estate	$624	$3,375

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated financial condition as of March 31, 2006 and December 31, 2005, and the results of operations, and the cash flows for the quarters ended March 31, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005 has been derived from the Group’s audited consolidated financial statements. The results of operations and cash flows for the quarters ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
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
The Bank operates through twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank also operates two international banking entities (“IBEs”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): O.B.T. International Bank, which is a unit of the Bank, and Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. The Group transferred as of January 1, 2004 most of the assets and liabilities of O.B.T. International Bank to Oriental International Bank Inc. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., the SEC, and the Office of the Commissioner of Financial Institutions of Puerto Rico. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
Change of Fiscal Year
On August 30, 2005, the Group’s Board of Directors (the “Board”) approved an amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period was from July 1, 2005 to December 31, 2005.
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

Allowance for Loan Losses
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
Included in the review of individual loans are those that are impaired, as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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

Income Taxes
In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and surcharges, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 41.5% as of March 31, 2006, mainly due to the interest income arising from investments exempt for Puerto Rico income tax purposes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entities.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of March 31, 2006, a valuation allowance of $2.0 million was recorded to offset deferred tax asset from loss carryforwards that the Group considers it is more likely than not that will not be realized in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 that imposes an additional tax of 2.5% on taxable income exceeding $20,000. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the quarter ended March 31, 2006 due to the tax exempt composition of the Group’s investments.
On May 13, 2006, the Puerto Rico Governor signed into law Act No. 89 to (i) increase the recapture tax that is imposed on corporations and partnerships generating taxable income in excess of $500,00 with the purpose of increasing the maximum marginal corporate income tax rate for these entities from 39% to 41.5%, and (ii) to impose an additional tax of 2% on the taxable income of banking corporations covered under the Puerto Rico Banking Act of 1933, as amended. The law is effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. These additional tax impositions did not have a material effect on the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.

On May 16, 2006, the Puerto Rico Governor also signed into law Act No. 98 to impose a one-time 5% extraordinary tax that is imposed on an amount equal to the net taxable income of non-exempt corporations and partnerships for the last taxable year ended on or before December 31, 2005. On July 31, 2006 Act No. 137 was signed into law to amend various provisions of Act No. 98. The payment of this extraordinary tax constitutes, in effect, a prepayment, as the taxpayer will be allowed to credit the amount so paid against its Puerto Rico income tax liability for taxable years beginning after July 31, 2006 provided the credit claimed in any taxable year does not exceed 25% of the extraordinary tax paid. Since no member of the Group generated taxable income for the year 2005, this additional tax imposition will not apply and, therefore, it will not affect on the Group’s consolidated operational results.
Stock Option Plans
At March 31, 2006, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.
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
On June 30, 2005, the Compensation Committee of the Group’s Board of Directors approved the acceleration of the vesting of all outstanding options to purchase shares of common stock of the Group that were held by employees, officers and directors as of that date. As a result, options to purchase 1,219,333 shares became exercisable. The purpose of the accelerated vesting was to enable the Group to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of FASB Statement No. 123(R).
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
The Group recorded approximately $6,000 during the quarter ended March 31, 2006 related to compensation expense for options issued subsequent to the adoption of SFAS 123R. The remaining unrecognized compensation cost related to unvested awards as of March 31, 2006, was approximately $257,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
Had the estimated fair value of the options granted been included in compensation expense for the period indicated below, the Group’s net earnings and earnings per share would have been as follows:

Quarter Ended
March 31,
(In thousands, except for per share data)	2005
Net income, as reported	$16,374
Deduct: Shared-based compensation, included in reported earnings	(3,324)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(413)

Pro forma net income	12,637
Less: Dividends on preferred stock	(1,200)

Pro forma net income available to common shareholders	$11,437

Earning per share:
Basic — as reported	$0.62

Basic — pro forma	$0.46

Diluted — as reported	$0.58

Diluted — pro forma	$0.44

Average common shares outstanding	24,628
Average potential common share-options	1,341

25,969

The average fair value of each option granted during the quarters ended March 31, 2006 and 2005 was $4.05 and $8.52, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
     The following assumptions were used in estimating the fair value of the options granted:

	Quarter ended
	March 31,
	2006	2005
Weighted Average Assumptions:
Dividend yield	3.87%	2.23%
Expected volatility	34.26%	29.00%
Risk-free interest rate	4.19%	3.98%
Expected life (in years)	8.5	7
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
NOTE 2 — INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale

US Treasury securities	$174,845	$—	$7,083	$167,762	3.45%
Puerto Rico Government and agency obligations	28,376	139	611	27,904	5.29%
Corporate bonds and other	91,936	—	2,650	89,286	5.13%

Total investment securities	295,157	139	10,344	284,952

FNMA and FHLMC certificates	498,125	188	18,198	480,115	5.12%
GNMA certificates	33,117	490	256	33,351	5.83%
Collateralized mortgage obligations (CMOs)	297,157	28	6,990	290,195	5.49%

Total mortgage-backed-securities and CMO’s	828,399	706	25,444	803,661

Total securities available-for-sale	$1,123,556	$845	$35,788	$1,088,613	4.98%

Held-to-maturity

US Treasury securities	60,113	—	648	59,465	2.84%
Obligations of U.S. government sponsored entities	1,021,688	—	30,810	990,878	4.09%
Puerto Rico Government and agency obligations	62,081	—	3,943	58,138	5.32%

Total investment securities	1,143,882	—	35,401	1,108,481

FNMA and FHLMC certificates	794,855	2	20,892	773,965	5.05%
GNMA certificates	206,709	114	3,002	203,821	5.52%
Collateralized mortgage obligations	160,964	—	2,799	158,165	5.43%

Total mortgage-backed-securities and CMO’s	1,162,528	116	26,693	1,135,951

Total securities held-to-maturity	2,306,410	116	62,094	2,244,432	4.64%

Total	$3,429,966	$961	$97,882	$3,333,045	4.75%

	December 31, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale

US Treasury securities	$174,836	$—	$5,599	$169,237	3.45%
Puerto Rico Government and agency obligations	28,356	183	340	28,199	5.29%
Corporate bonds and other	92,005	—	1,468	90,537	4.75%

Total investment securities	295,197	183	7,407	287,973

FNMA and FHLMC certificates	488,356	—	12,193	476,163	5.17%
GNMA certificates	36,799	630	129	37,300	5.83%
Collateralized mortgage obligations (CMOs)	249,297	552	4,401	245,448	5.47%

Total mortgage-backed-securities and CMO’s	774,452	1,182	16,723	758,911

Total securities available-for-sale	1,069,649	1,365	24,130	1,046,884	4.95%

Held-to-maturity

US Treasury securities	60,168	—	818	59,350	2.84%
Obligations of US Government sponsored agencies	1,021,634	77	19,661	1,002,050	4.09%
Puerto Rico Government and agency obligations	62,084	—	2,987	59,097	5.32%

Total investment securities	1,143,886	77	23,466	1,120,497

FNMA and FHLMC certificates	822,870	1,238	10,389	813,719	5.05%
GNMA certificates	216,237	1,371	1,196	216,412	5.52%
Collateralized mortgage obligations	163,262	129	1,187	162,204	5.42%

Total mortgage-backed-securities and CMO’s	1,202,369	2,738	12,772	1,192,335

Total securities held-to-maturity	2,346,255	2,815	36,238	2,312,832	4.65%

Total	$3,415,904	$4,180	$60,368	$3,359,716	4.75%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at March 31, 2006, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment Securities
Due within one year	$5,000	$5,000	$254,792	$251,926
Due after 1 to 5 years	270,290	260,616	452,436	439,344
Due after 5 to 10 years	2,852	2,899	274,734	262,144
Due after 10 years	17,015	16,438	161,920	155,066

	295,157	284,953	1,143,882	1,108,480

Mortgage-backed securities
Due after 1 to 5 years	11,102	11,179	—	—
Due after 5 to 10 years	35,125	33,777	—	—
Due after 10 years	782,172	758,704	1,162,528	1,135,952

	828,399	803,660	1,162,528	1,135,952

	$1,123,556	$1,088,613	$2,306,410	$2,244,432

Proceeds from the sale of investment securities available-for-sale during the quarter ended March 31, 2006 totaled $15,193,000 (2005 — $236,806,000). Gross realized gains on those sales during the quarter ended March 31, 2006 were $19,000 (2005 — gains of $2,636,000). There were no securities sold with a loss for either period.
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$24,936	$(909)	$24,027
Puerto Rico Government and agency obligations	10,000	(265)	9,735
Other debt securities	93,973	(2,695)	91,278
Mortgage-backed securities	266,180	(4,045)	262,135

	395,089	(7,914)	387,175

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	149,910	(6,174)	143,736
Puerto Rico Government and agency obligations	4,153	(301)	3,852
Mortgage-backed securities	520,892	(21,397)	499,495

	674,955	(27,872)	647,083

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	174,846	(7,083)	167,763
Puerto Rico Government and agency obligations	14,153	(566)	13,587
Other debt securities	93,973	(2,695)	91,278
Mortgage-backed securities	787,072	(25,444)	761,628

	$1,070,044	$(35,788)	$1,034,256

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$411,617	$(11,852)	$399,765
Puerto Rico Government and agency obligations	9,966	(465)	9,501
Mortgage-backed securities	856,980	(14,587)	842,393

	1,278,563	(26,904)	1,251,659

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	670,184	(19,606)	650,578
Puerto Rico Government and agency obligations	52,115	(3,478)	48,637
Mortgage-backed securities	279,214	(12,106)	267,108

	1,001,513	(35,190)	966,323

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	1,081,801	(31,458)	1,050,343
Puerto Rico Government and agency obligations	62,081	(3,943)	58,138
Mortgage-backed securities	1,136,194	(26,693)	1,109,501

	$2,280,076	$(62,094)	$2,217,982

Securities in an unrealized loss position at March 31, 2006 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities, which have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at March 31, 2006 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. The Group is a well capitalized financial institution, which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2006, and December 31, 2005, was as follows:

	(In thousands)
	March 31, 2006	December 31, 2005

Residential mortgage loans	$644,178	$604,891
Home equity loans and secured personal loans	39,687	41,034
Commercial loans, mainly secured by real estate	221,693	228,163
Consumer loans	38,089	35,482

Loans receivable, gross	943,647	909,570
Less: Unamortized discount related to mortgage servicing rights sold	(5,444)	(5,728)
Deferred loan fees, net	(2,801)	(2,850)

Loans receivable	935,402	900,992
Allowance for loan losses	(7,160)	(6,630)

Loans receivable, net	928,242	894,362
Mortgage loans held-for-sale	12,998	8,946

Total loans, net	$941,240	$903,308

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be necessarily based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters ended March 31, 2006 and December 31, 2005.
The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At March 31, 2006 and December 31, 2005, the total investment in impaired loans was $3.3 million and $3.6 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.

NOTE 4 — PLEDGED ASSETS
At March 31, 2006, residential mortgage loans amounting to $366,804,000 and investment securities amounting to $34,391,000 were pledged to secure advances from the FHLB. Investment securities with fair values totaling $2,560,750,000, $169,235,000 and $15,742,000 at March 31, 2006, were pledged to secure securities sold under agreements to repurchase, public fund deposits and term notes, respectively. Also, investment securities with fair values totaling $199,000 and $806,000 at March 31, 2006, were pledged to the Federal Reserve Bank of New York and to the Puerto Rico Treasury Department (for the Oriental Bank and Trust’s IBE unit and Oriental International Bank), respectively.
As of March 31, 2006, investment securities available-for-sale and held-to-maturity not pledged amounted to $287,145,000 and $205,148,000 respectively. As of March 31, 2006, mortgage loans not pledged amounted to $413,072,000.
NOTE 5 — OTHER ASSETS
Other assets at March 31, 2006 and December 31, 2005 include the following:

	March 31, 2006	December 31, 2005
Investment in equity options	$24,742	$22,054
Derivative asset	12,370	2,509
Deferred charges	2,960	3,213
Prepaid expenses	1,998	2,698
Investment in Statutory Trusts	2,169	2,169
Goodwill	2,006	2,006
Investment in limited partnership	11,389	11,085
Accounts receivable and other assets, net	2,768	2,423

	$60,402	$48,157

NOTE 6 — SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $72,166,000 at March 31, 2006 and December 31, 2005.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 360 basis points (8.53% at March 31, 2006; 8.10% at December 31, 2005), provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 months LIBOR plus 295 basis points (7.87% at March 31, 2006; December 31, 2005 — 7.45%), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years (Statutory Trust I — December 2006; Statutory Trust II — September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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

NOTE 7 — OTHER BORROWINGS
At March 31, 2006, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase at March 31, 2006 mature as follows:

Balance
Due within 30 days	$949,795
Due after 30 to 90 days	1,480,421
Due after 90 to 120 days	83,770

$2,513,986

At March 31, 2006, the contractual maturities of advances from the FHLB and term notes by year are as follows:

	(In thousands)
Quarter Ending	Advances from
March 31	FHLB	Term Notes
2007	$225,000	$—
2008	25,000	15,000
2009	50,000	—

	$300,000	$15,000

NOTE 8 — DERIVATIVES ACTIVITIES
The Group utilizes various derivative instruments for hedging purposes, as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received or paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
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
In August 2004, the Group entered into a $35.0 million notional amount interest rate swap to fix the cost of the subordinated capital notes of the Statutory Trust I. This swap was fixed at a rate of 2.98% and matures on December 18, 2006.
The Group’s swaps, including those not designated as a hedge, and their maturity terms at March 31, 2006 and December 31, 2005 are set forth in the table below:

	(Dollars in thousands)
	March 31,	December 31,
	2006	2005
Swaps:
Pay fixed swaps notional amount	$1,075,000	$1,275,000
Weighted average pay rate — fixed	4.19%	3.90%
Weighted average receive rate — floating	4.79%	4.39%
Maturity in months	2 to 57	1 to 60
Floating rate as a percent of LIBOR	100%	100%

The Group offers its customers certificates of deposit for a term of five years with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price and maturity.
Derivatives designated as a hedge consist of interest rate swaps primarily used to hedge securities sold under agreements to repurchase with notional amounts of $1.040 billion and $1.240 billion as of March 31, 2006 and December 31, 2005, respectively. Derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $167,680 and $173,280 as of March 31, 2006 and December 31, 2005, respectively; embedded options on stock indexed deposits with notional amounts of $158,706 and $164,651 as of March 31, 2006 and December 31, 2005, respectively; and interest rate swaps with notional amounts of $35 million as of March 31, 2006 and December 31, 2005.
During the quarter ended March 31, 2006 and 2005, gains (losses) of $882,000 and ($2,804,000), respectively, were credited (charged) to earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the quarter ended March 31, 2006 and 2005, unrealized gains of $9.9 million and $13.6 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At March 31, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $12.4 million and $2.5 million, as of March 31, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented another asset of $24.7 million and $22.1 million, respectively; the options sold to customers embedded in the certificates of deposit represented a liability of $23.5 million and $21.1 million, respectively, recorded in deposits.
NOTE 9 — SEGMENT REPORTING:
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
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, the Group may sell loans directly into the secondary market or securitize conforming loans into GNMA, FNMA and FHLMC certificates. The Group outsourced the servicing of mortgages included in the resulting GNMA, FNMA, and FHLMC pools, as well as loans maintained in its portfolio.
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

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group which are described in the “Summary of Significant Accounting Policies” included in the Group’s Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2006 and 2005:

	Unaudited — quarters ended March 31, (Dollars in thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
March 31, 2006
Interest income	$16,599	$39,357	$36	$55,992		$55,992
Interest expense	(7,763)	(33,017)	—	(40,780)		(40,780)

Net interest income	8,836	6,340	36	15,212	—	15,212
Non-interest income	5,084	1,241	2,628	8,953		8,953
Non-interest expenses	(12,408)	(457)	(2,018)	(14,883)		(14,883)
Intersegment revenue	722	—	—	722	(722)	—
Intersegment expense	—	—	(722)	(722)	722	—
Provision for loan losses	(1,101)	—	—	(1,101)		(1,101)

Income before income taxes	$1,133	$7,124	$(76)	$8,181	$—	$8,181

Total assets as of March 31, 2006	$1,071,901	$3,877,842	$13,033	$4,962,776	$(398,678)	$4,564,098

March 31, 2005
Interest income	$13,255	$34,292	$25	$47,572	—	$47,572
Interest expense	(5,206)	(21,956)	—	(27,162)	—	(27,162)

Net interest income	8,049	12,336	25	20,410	—	20,410
Non-interest income	2,909	(168)	3,360	6,101	—	6,101
Non-interest expenses	(8,479)	(767)	(2,902)	(12,148)	—	(12,148)
Intersegment revenue	406	306	—	712	(712)	—
Intersegment expense	—	—	(712)	(712)	712	—
Provision for loan losses	(660)	—	—	(660)	—	(660)

Income before income taxes	$2,225	$11,707	$(229)	$13,703	$—	$13,703

Total assets as of March 31, 2005	$940,237	$3,653,124	$10,681	$4,604,042	$(390,455)	$4,213,587

NOTE 10 — RECENT ACCOUNTING DEVELOPMENTS:
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:
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
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
During July 2006, the Financial Accounting Standards Board adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
•	Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed.

•	If a position is determined to be more likely-than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
FIN 48 is applicable to the Group beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 upon adoption must be reported as an adjustment to beginning retained earnings. Management is assessing the effect of the adoption of FIN 48 on the Group.
NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Group’s June 30, 2005 consolidated financial statements, the Group’s management determined that the accounting treatment for certain mortgage-related transactions previously treated as purchases under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and the treatment of certain employee stock option awards as fixed awards instead of variable awards did not conform to generally accepted accounting principles, as discussed below. As a result, the accompanying unaudited consolidated financial statements as of March 31, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions. Refer to Note 2 to the consolidated financial statements for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
A summary of the significant effects of the restatement as of March 31, 2005 is as follows:

	Quarter Ended March 31, 2005
	(Unaudited)
	As Previously
	Reported	As Restated
Non-interest expenses:
Compensation and employees’ benefits	$6,618	$3,294
Total non-interest expenses	15,472	12,148

Income before income taxes	10,379	13,703
Net income	13,050	16,374

Income per common share:
Basic	$0.48	$0.62
Diluted	$0.46	$0.58

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
AND AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
     (in thousands, except per share data)

	Quarter ended March 31,
	2006	2005	Variance
		(As restated)
EARNINGS, PER SHARE AND DIVIDENDS DATA:

Interest income	$55,992	$47,572	17.7%
Interest expense	40,780	27,162	50.1%

Net interest income	15,212	20,410	-25.5%
Provision for loan losses	1,101	660	66.8%

Net interest income after provision for loan losses	14,111	19,750	-28.6%
Non-interest income	8,953	6,101	46.7%
Non-interest expenses	14,883	12,148	22.5%

Income before taxes	8,181	13,703	-40.3%
Income tax expense (benefit)	131	(2,671)	-104.9%

Net income	8,050	16,374	-50.8%
Less: Dividends on preferred stock	(1,200)	(1,200)	0.0%

Income available to common shareholders	$6,850	$15,174	-54.9%

Per share data:
Basic	$0.28	$0.62	-54.8%

Diluted	$0.28	$0.58	-51.7%

Average common shares outstanding	24,613	24,628	-0.1%
Average potential common share-options	137	1,341	-89.8%

Average shares and shares equivalents	24,750	25,969	-4.7%

Selected Financial Ratios:
Return on average assets (ROA)	0.70%	1.73%

Return on average equity (ROE)	9.94%	25.84%

Efficiency ratio	65.32%	45.57%

Expense ratio	0.66%	0.66%

Interest rate spread	1.08%	1.82%

Interest rate margin	1.37%	2.02%

Number of financial centers	24	23

PERIOD END BALANCES AND CAPITAL RATIOS:

	March 31,	December, 31
	2006	2005	Variance

Investments and loans
Investments securities	$3,485,034	$3,476,767	0.2%
Loans and leases (including loans held-for-sale), net	941,240	903,308	4.2%
Securities sold but not yet delivered	1,192	44,009	-97.3%

	$4,427,466	$4,424,084	0.1%

Deposits and Borrowings
Deposits	$1,273,541	$1,298,568	-1.9%
Repurchase agreements	2,513,986	2,427,880	3.5%
Other borrowings	400,977	404,921	-1.0%
Securities purchased but not yet received	1,233	43,354	-97.2%

	$4,189,737	$4,174,723	0.4%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	275,610	273,791	0.7%

	$343,610	$341,791	0.5%

Capital ratios
Leverage capital	9.67%	10.13%	-4.5%

Tier 1 risk-based capital	33.88%	34.68%	-2.3%

Total risk-based capital	34.44%	35.19%	-2.1%

Common Shares outstanding	24,620	24,580	0.2%

Trust assets managed	$1,877,958	$1,875,300	0.1%
Broker-dealer assets gathered	1,170,639	1,132,286	3.4%

Assets managed	3,048,597	3,007,586	1.4%
Assets owned	4,564,098	4,546,949	0.4%

Total financial assets managed and owned	$7,612,695	$7,554,535	0.8%

OVERVIEW OF FINANCIAL PERFORMANCE
Introduction
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
During the quarter ended March 31, 2006, the Group continued reinforcing the Oriental Way program to deliver world-class products and services, targeting the personal and commercial needs of Puerto Rico’s professionals and owners of small and mid-sized businesses. The results of these efforts reflected continued growth in commercial loans and tight control over non-interest expenses.
Change of Fiscal Year
On August 30, 2005, the Group’s Board of Directors (the “Board”) approved an amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period was from July 1, 2005 to December 31, 2005.
Net Income
For the quarter ended March 31, 2006, the Group’s net income available to common shareholders totaled $6.9 million, compared to $15.2 million in the March 2005 quarter. Earnings per common share fully diluted were $0.28, compared to $0.58 in the year-ago quarter. The year ago quarter included a $3.3 million reduction in non-cash compensation expense, as a result of the Group’s previously disclosed restatement, and a $2.7 million tax benefit, which in the aggregate increased income available to common shareholders by $0.23 per common share fully diluted.
Return on Assets and Common Equity
Return on common equity (ROE) and return on assets (ROA) for the quarter ended March 31, 2006 were 9.94% and 0.70%, respectively, which represent a decrease of 61.5% in ROE from 25.84% for the quarter ended March 31, 2005, and a decrease of 59.5% in ROA from 1.73% for the quarter ended March 31, 2005, mainly due to reduced net income available to common shareholders.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 28.6% for the quarter ended March 31, 2006, totaling $14.1 million, compared with $19.8 million for the same period in the previous year. An increase of 17.7% in interest income was due to the increment in both investment securities and loan volume, as well as higher average yields on such assets, offset by higher interest rates and increased volume on borrowings. Net interest margin for the March 31, 2006 quarter was 1.37% compared to 2.02% in the prior year’s quarter. Investment yields slightly declined as the Group continued to reposition the portfolio, shifting into short-term government securities and away from long-term, mortgage-backed securities. Interest income from commercial and consumer loans increased 73.0% and 62.7%, respectively, reflecting increased volume and yields.
Non-Interest Income
Total non-interest income was $9.0 million, an increase of 46.7% over the March 2005 quarter. Financial service revenues totaled $5.0 million compared to $3.3 million in the March 2005 quarter, while banking service revenues totaled $2.2 million versus $1.8 million in the March 2005 quarter. Mortgage banking activities revenues for the quarter totaled $0.4 million, versus $1.1 million in the March 2005 quarter. There was a slight net gain on securities versus net gains of $0.4 million in the March 2005 quarter, respectively. Declines in mortgage banking and net gain on securities reflected the Group’s strategy of retaining a higher amount of mortgages, as well as profitable investment securities, to obtain recurring interest income. Combined income from net gain on derivatives and other totaled $1.3 million, versus a combined loss of $0.6 million in the March 2005 quarter. The year over year increase of both items reflects the mark to market valuation of financial instruments put in place last year to offset partially the effect of rising rates on interest expense.
Non-Interest Expenses
Non-interest expenses totaled $14.9 million, compared to $12.1 million in the March 2005 quarter. The March 2006 quarter reflected sequential declines in compensation expense; advertising and business promotion expenses;

professional and service fees; and other costs. Even though these expenses declined, non-interest expenses did include higher accounting fees related to the Group’s change in its fiscal year; start-up expenses related to new and expanded branches; and acceleration of amortization of existing leasehold improvements related to the Group’s May 2006 move to new corporate offices, where most non-branch operations have been consolidated for increased efficiencies.
Income Tax Expense
The income tax expense was $131,000 for the quarter ended March 31, 2006, compared to a benefit of $2.7 million for the quarter ended March 31, 2005. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 41.5%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities. The tax benefit for the quarter ended March 31, 2005 takes into account, among other things, the expiration of certain tax contingencies.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary and the private pension plan administration subsidiary. At March 31, 2006, total financial assets reached $7.613 billion compared to $7.555 billion at December 31, 2005. The 0.8% increase over the last quarter reflected a 1.4% increase in assets managed by the trust and broker-dealer, when compared to December 31, 2005. Owned assets, the Group’s largest financial assets component, are approximately 99% owned by the Group’s banking subsidiary.
The Group’s second largest financial assets component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans, custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2006, total assets managed by the Group’s trust division and CPC amounted to $1.878 billion, compared to the $1.875 billion reported at December 31, 2005. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2006, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.171 billion compared to $1.132 billion as of December 31, 2005. Both financial asset components reflect the Group’s success attracting financial assets, as well as improved equity market conditions.
Interest Earning Assets
The investment portfolio amounted to $3.485 billion as of March 31, 2006, a 0.2% increase compared to $3.477 billion as of December 31, 2005, while the loan portfolio increased 4.2% to $941.2 million as of March 31, 2006, compared to $903.3 million as of December 31, 2005. The increase in the size of the investment portfolio reflects purchases of short-term AAA and AA-rated U.S. agency notes. The nominal sequential change reflects the Group’s strategy of growing loans faster than investment securities.
Gross real estate loans totaled $683.9 million as of March 31, 2006, a 5.3% increase from $649.3 million at December 31, 2005, and 14.6% increase from $596.7 million a year ago. Real estate loan production totaled $63.2 million, a 1.0% increase compared to the same quarter of prior fiscal year, excluding purchases from third party originators.
Interest Bearing Liabilities
Deposits of $1.274 billion at March 31, 2006 increased 6.4% year over year, but were 1.9% lower from December 31, 2005. The year over year growth primarily reflected brokered CDs issued in the June 2005 quarter. As of March 31, 2006, brokered CDs represented 20% of total deposits compared to 17% a year ago. Borrowings at March 31, 2006 totaled $2.91 billion, an increase of 10.2% year over year and 2.9% on a sequential quarter basis, primarily due to the Group’s use of repurchase agreements. While the Group’s long-term strategy is to use deposits rather than borrowings to fund asset growth, from time to time it is more cost effective for the Group to use repurchase agreements.
Stockholders’ Equity
Stockholders’ equity as of March 31, 2006, was $343.6 million, a 0.5% increase from $341.8 million as of December 31, 2005. This increase reflects the impact of earnings retention and the improvement in derivatives valuation from December 31, 2005, partially offset by dividend payments.

On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. During the quarter ended March 31, 2006, the Group did not repurchase any of its shares of common stock in the open market under such program.
The Group continues to be well-capitalized, with ratios significantly above regulatory capital adequacy guidelines. At March 31, 2006, Tier 1 Leverage Capital Ratio was 9.67% (more than 2.4 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 33.88% (more than 8.4 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 34.44% (more than 4.3 times the minimum of 8.00%).
Dividends
During the quarter ended March 31, 2006, the Group declared cash dividends of $3.4 million and $1.2 million on its common and preferred stock, respectively, similar to the $3.5 million and $1.2 million declared for the same period a year ago.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands)	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2006	2005	in %	2006	2005	in BP	2006	2005	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$55,992	$47,572	17.7%	5.04%	4.70%	34	$4,441,440	$4,052,465	9.6%
Tax equivalent adjustment	13,113	10,720	22.3%	1.18%	1.06%	12	—	—	0.0%

Interest-earning assets — tax equivalent	69,105	58,292	18.5%	6.22%	5.76%	46	4,441,440	4,052,465	9.6%
Interest-bearing liabilities	40,780	27,162	50.1%	3.96%	2.88%	108	4,120,445	3,775,817	9.1%

Tax equivalent net interest income / spread	$28,325	$31,130	-9.0%	2.26%	2.88%	(62)	$320,995	$276,648	16.0%

Tax equivalent interest rate margin				2.55%	3.08%	(53)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$39,319	$34,519	13.9%	4.56%	4.30%	26	$3,450,729	$3,212,553	7.4%
Investment management fees	(319)	(446)	-28.5%	-0.04%	-0.06%	2	—	—	0.0%

Total investment securities	39,000	34,073	14.5%	4.52%	4.24%	28	3,450,729	3,212,553	7.4%
Trading securities	(1)	1	-200.0%	-2.74%	1.14%	(388)	146	352	-58.5%
Money market investments	740	76	873.7%	4.30%	1.17%	313	68,810	25,926	165.4%

	39,739	34,150	16.4%	4.52%	4.22%	30	3,519,685	3,238,831	8.7%

Loans:
Mortgage (1)	11,128	10,463	6.4%	7.02%	7.10%	(8)	634,100	589,438	7.6%
Commercial	4,165	2,369	75.8%	6.63%	4.76%	187	251,421	199,218	26.2%
Consumer	960	590	62.7%	10.60%	9.45%	115	36,234	24,978	45.1%

	16,253	13,422	21.1%	7.05%	6.60%	45	921,755	813,634	13.3%

	55,992	47,572	17.7%	5.04%	4.70%	34	4,441,440	4,052,465	9.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	42,044	53,997	-22.1%
Now Accounts	218	231	-5.6%	1.02%	1.04%	(2)	85,186	88,901	-4.2%
Savings	257	233	10.3%	1.20%	0.99%	21	85,991	93,943	-8.5%
Certificates of Deposit	10,023	7,160	40.0%	3.91%	3.30%	61	1,025,795	867,779	18.2%

	10,498	7,624	37.7%	3.39%	2.76%	63	1,239,016	1,104,620	12.2%

Borrowings:
Repurchase agreements	27,554	14,292	92.8%	4.44%	2.51%	193	2,480,470	2,277,665	8.9%
Interest rate risk management	(1,319)	1,923	-168.6%	-0.21%	0.34%	(55)	—	—	0.0%
Financing fees	128	171	-25.1%	0.02%	0.03%	(1)	—	—	0.0%

Total repurchase agreements	26,363	16,386	60.9%	4.25%	2.88%	137	2,480,470	2,277,665	8.9%
FHLB advances	2,348	1,958	19.9%	3.08%	2.56%	52	305,071	306,366	-0.4%
Subordinated capital notes	1,297	1,107	17.2%	7.19%	6.14%	105	72,166	72,166	0.0%
Term Notes	157	87	80.5%	4.19%	2.32%	187	15,000	15,000	0.0%
Other borrowings	117	—	100.0%	5.37%	—	537	8,722	—	100.0%

	30,282	19,538	55.0%	4.20%	2.93%	127	2,881,429	2,671,197	7.9%

	40,780	27,162	50.1%	3.96%	2.88%	108	4,120,445	3,775,817	9.1%

Net interest income / spread	$15,212	$20,410	-25.5%	1.08%	1.82%	(74)

Interest rate margin				1.37%	2.02%	(65)

Excess of average interest-earning assets over average interest-bearing liabilities							$320,995	$276,648	16.0%

Average interest-earning assets over average interest-bearing liabilities ratio							107.79%	107.33%

C. Changes in net interest income due to (2):	Volume	Rate	Total
Interest Income:
Investments	$16,405	$(10,816)	$5,589
Loans (1)	8,150	(5,319)	2,831

	24,555	(16,135)	8,420

Interest Expense:
Deposits	$2,740	134	2,874
Repurchase agreements	5,197	4,780	9,977
Other borrowings	233	534	767

	8,170	5,448	13,618

Net Interest Income	$16,385	$(21,583)	$(5,198)

(1)	-	Real estate loans averages include loans held-for-sale.

(2)	-	The changes that are not due solely to volume or rate are allocated on the proportion of the change in each category.

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
For the quarter ended March 31, 2006, net interest income amounted to $15.2 million, a 25.5% decrease from $20.4 million in the same period of the previous year. The decrease reflects a 21.1% or $2.8 million increase in interest from loans, due to an $8.2 million positive volume variance and a $5.3 million negative rate variance, and 50.1% or $13.6 million increase in interest expense, due to an increase of $8.2 million from interest-bearing liabilities volume and $5.4 million due to higher interest rate. Interest rate spread dropped 74 basis points, to 1.08% from 1.82% in the March 2005 quarter. This decline was due to an increase of 34 basis points in the combined average yield of investments and loans and a 108 basis point increase in the average cost of funds.
For the quarter ended March 31, 2006, the average balance of total interest-earnings assets grew 9.6% to $4.441 billion versus $4.052 billion for the same period of the previous year, reflecting an 8.7% increase in the investment portfolio to $3.520 billion, and a 13.3% increase in loans, to $921.8 million. Most of the dollar increase in loans comes from the real estate loans portfolio average balance, which increased by 7.6% to $634.1 million for the quarter ended March 31, 2006 from $589.4 million for the quarter ended March 31, 2005.
For the quarter ended March 31, 2006, the average yield on interest-earning assets was 5.04%, 34 basis points higher than the 4.70% reported in the same period a year ago. The higher average yield was due to increases in yields on the investments and loans portfolios, which increased by 30 and 45 basis points, respectively. The investment portfolio increased to 4.52% in the quarter ended March 31, 2006, versus 4.22% in the corresponding period of the previous fiscal year, due to additions of higher yield investments. The increase of 45 basis points in the yield of the loan portfolio is mainly due to higher rates on commercial and consumer loans new production reflecting higher rates on variable rate loans due to the higher interest rate environment for lending, partially offset by a slight decrease in mortgage rates.
For the quarter ended March 31, 2006, interest expense increased 50.1% to $40.8 million from $27.2 million for the year ago quarter. Volume variance of $8.2 million was the main cause for the increase as average rates increased 108 basis points to 3.96% when compared to 2.88% for the same period of the previous year. Also, there was a $5.4 million rate increase, from a 9.1% increase year over year, or $344.6 million, in the average balance of interest-bearing liabilities, to $4.120 billion.
For the quarter ended March 31, 2006, the cost of deposits increased 63 basis points to 3.39% as compared to 2.76% in the year ago quarter. The increase reflects higher average rates paid on higher balances, specifically in certificates of deposit. For the quarter ended March 31, 2006, the cost of borrowings increased 127 basis points to 4.20% as compared to 2.93% in the year ago quarter. The increase was mainly the result of higher average rates paid on increased volume of repurchase agreements. Repurchase agreements increased 193 basis points, to 4.44% from 2.51% for the quarter ended March 31, 2005, reflecting the effect of interest rate increases by the Board of Governors of the Federal Reserve System of 200 basis points within such periods. The cost of repurchase agreements was offset by a 55 basis point reduction in the Group’s hedging costs for the quarter ended March 31, 2006, as the Group’s use of interest rate swaps in a rising interest rate environment partially offset rising borrowing financing fees. The cost of FHLB advances increased 52 basis points to 3.08% versus 2.56% for the quarter ended March 31, 2005, and the cost of the term notes and subordinated capital notes increased 187 and 105 basis points, to 4.19% and 7.19%, respectively, versus 2.32% and 6.14% for the quarter ended March 31, 2005.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
   (Dollars in thousands)

	Three-Month Period
	2006	2005	Variance %
Mortgage banking activities	$436	$1,073	-59.4%
Commissions and fees from fiduciary activities	1,568	1,873	-16.3%
Commissions and fees from brokerage investment banking, and insurance activities	3,393	1,475	130.0%

Non-banking service revenues	5,397	4,421	22.1%

Fees on deposit accounts	1,418	1,159	22.3%
Bank service charges and commissions	619	561	10.3%
Other operating revenues	139	108	28.7%

Banking service revenues	2,176	1,828	19.0%

Securities net activity	19	2,636	-99.3%
Derivatives net gain (loss)	882	(2,804)	131.5%
Trading net gain (loss)	28	(11)	354.5%

Securities, derivatives and trading activities	929	(179)	619.0%

Other non-interest income	451	31	1354.8%

Total non-interest income	$8,953	$6,101	46.7%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts and insurance.
Non-interest income totaled $9.0 million in the quarter ended March 31, 2006, a 46.7% increase when compared to $6.1 million in the same quarter of the previous year. Performance in the quarter reflects increases in commissions and fees from brokerage investment banking, and insurance activities reflecting increased activities from the financial services area. This was partially offset by less fee revenues from fiduciary and mortgage banking activities, primarily reflecting the Group’s strategy, initiated during the quarter ended March 30, 2005, to retain more securities and mortgages for their recurring interest income rather than taking a one time gain. Performance also reflects a higher level of banking revenues than the year ago quarter, as well as favorable derivative gains.
Non-banking service revenues, generated from trust, mortgage banking, brokerage and insurance activities, are one of the principal components of non-interest income. For the quarter ended March 31, 2006, these revenues increased 22.1% to $5.4 million, from $4.4 million for the year ago quarter. Mortgage banking activities decreased 59.4%, to $436,000 from $1.1 million in the year ago quarter. The decline reflects the Group’s current strategy of retaining most mortgage loans for their recurring interest income. Commissions and fees from brokerage and insurance activities increased 130.0% to $3.4 million from $1.5 million in the year ago quarter. Growth reflected the general improvement in the equity markets and increased underwriting activities. Commissions and fees from fiduciary activities decreased slightly as compared to the year ago quarter.
Banking service revenues, another major component of non-interest income, consist primarily of fees generated by deposit accounts, electronic banking services and bank service commissions. For the quarter ended March 31, 2006, these revenues increased 19.0% to $2.2 million compared to the year ago quarter primarily due to higher fees on deposit accounts, mainly overdraft fees, and the ongoing success of the Group’s product and service marketing programs. Fees on deposit accounts increased 22.3% to $1.4 million from $1.2 million in the year ago quarter. Bank service charges and commissions increased 10.3% to $619,000 from $561,000 in the year ago quarter reflecting higher transactional volume in the Bank’s debit and credit cards.
For the quarter ended March 31, 2006, revenues from securities, derivatives and trading activities was $929,000 compared to a loss of $179,000 for the year ago quarter. The year over year increase was primarily due to derivatives net gain for the quarter of $882,000 compared to a loss of $2.8 million for the same quarter of last year, reflecting the mark to market valuation of financial instruments to partially offset the effect of rising rates on interest expense.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
   (Dollars in thousands)

	2006	2005	Variance %
Compensation and employees’ benefits	$6,173	$3,294	87.4%
Occupancy and equipment	2,889	2,466	17.2%
Advertising and business promotion	1,066	1,487	-28.3%
Professional and service fees	1,624	1,837	-11.6%
Communications	447	377	18.6%
Loan servicing expenses	455	401	13.5%
Taxes, other than payroll and income taxes	600	463	29.6%
Electronic banking charges	468	517	-9.5%
Printing, postage, stationery and supplies	186	210	-11.4%
Insurance, including deposits insurance	213	187	13.9%
Other operating expenses	762	909	-16.2%

Total non-interest expenses	$14,883	$12,148	22.5%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	41.5%	27.1%

Compensation to total assets	0.54%	0.31%

Average compensation per employee (annualized)	$46.8	$24.2

Average number of employees	528	544

Bank assets per employee	$8,644	$7,746

Total work force:
Banking operations	420	439
Trust operations	53	56
Brokerage and Insurance operations	48	41

Total work force	521	536

Non-interest expenses for the quarter ended March 31, 2006, were $14.9 million compared to $12.1 million in the year ago quarter, with the efficiency ratio totaling 65.32% compared to 45.57% in the quarter ended March 31, 2005. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing operating expenses by the sum of its net interest income and recurring non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income.
The Group has been successful in limiting expense growth to those areas that directly contribute to increase efficiency, service quality and profitability. Non-interest expenses increased 22.5% year over year. This includes the non-cash compensation benefit for the quarter ended March 31, 2005 of $3.3 million as a result of the Group’s previously disclosed restatement. Total non-interest expenses decreased 9.4% from the December 31, 2005 quarter; further reductions are anticipated.
Compensation and benefits, the largest non-interest expense category accounted for 41.5% of the total non-interest expense, for the quarter ended March 31, 2006. Total compensation and benefits amounted to $6.2 million, an 87.4% increase compared to $3.3 million for the same period a year ago, which includes the non-cash variable accounting charge. The Group has continued to invest in highly qualified employees. The Group’s total workforce decreased by 15 full-time equivalent employees to 521 from same period last year, an increase of one employee from 520 at December 31, 2005.
Occupancy and equipment expenses amounted to $2.9 million, an increase of 17.2% from $2.5 million for the quarter ended March 31, 2005. The increase is mainly due to the acceleration of leasehold improvements depreciation expense due to the relocation in May 2006 of the Group’s main offices to a new financial center building, where most non-branch operations have been consolidated for increased efficiencies.
Taxes, other than payroll and income taxes, increased 29.6% to $600,000 from a year ago, mainly due to the increase in revenues and income subject to volume of business tax.
The total decrease in advertising and business promotion, professional and service fees, electronic banking charges, printing, postage, stationery and supplies, insurance, including deposits insurance and other operating expenses is principally due to effective cost controls.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
   (Dollars in thousands)

	Three-Month Period		Change in
	2006	2005	%
Beginning balance	$6,630	$7,564	-12.3%
Provision for loan losses	1,101	660	66.8%
Net credit losses — see Table 5 below	(571)	(1,244)	-54.1%

Ending balance	$7,160	$6,980	2.6%

Selected Data and Ratios:
Outstanding gross loans at March 31,	$948,400	$864,179	9.7%

Recoveries to charge-off’s	16.0%	11.4%	40.4%

Allowance coverage ratio
Total loans	0.75%	0.81%	-7.4%

Non-performing loans	23.91%	21.78%	9.8%

Non-real estate non-performing loans	140.17%	144.99%	-3.3%

TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	Three-Month Period		Change in
	2006	2005	%
Mortgage
Charge-offs	$(199)	$(752)	-73.4%
Recoveries	—	—	0.0%

	(199)	(752)	-73.4%

Commercial
Charge-offs	(25)	(315)	-92.1%
Recoveries	7	3	133.3%

	(18)	(312)	-94.2%

Consumer
Charge-offs	(455)	(337)	35.0%
Recoveries	101	157	6.0%

	(354)	(180)	-96.7%

Net credit losses
Total charge-offs	(679)	(1,404)	-51.6%
Total recoveries	108	160	-32.5%

	$(571)	$(1,244)	-54.1%

Net credit losses to average loans outstanding (1):
Mortgage	0.13%	0.51%

Commercial	0.03%	0.63%

Consumer	3.91%	2.88%

Total	0.25%	0.61%

Average loans:
Mortgage	$634,100	$589,438	7.6%
Commercial	251,421	199,218	26.2%
Consumer	36,234	24,978	45.1%

Total	$921,755	$813,634	13.3%

(1)	Annualized rates

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
AS OF MARCH 31, 2006, 2005 and DECEMBER 31, 2005
   (Dollars in thousands)

	March 31,	December 31,	Change in	March 31,
	2006	2005	%	2005
Allowance for loan losses breakdown:
Mortgage	$3,312	$3,185	4.0%	$3,355
Commercial	1,633	1,723	-5.2%	1,901
Consumer	1,776	1,417	25.3%	1,481
Unallocated allowance	439	305	43.9%	243

	$7,160	$6,630	8.0%	$6,980

Allowance composition:
Mortgage	46.3%	48.0%		48.1%
Commercial	22.8%	26.0%		27.2%
Consumer	24.8%	21.4%		21.2%
Unallocated allowance	6.1%	4.6%		3.5%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended March 31, 2006, totaled $1.1 million, a 66.8% increase from the $660,000 reported for the same period of the previous year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first three months of the current year was adequate in order to maintain the allowance for loan losses at an appropriate level. During the quarter ended March 31, 2006, the Group continued its effort to accelerate foreclosure on certain, older non-performing real estate loans.
Net credit losses for the quarter decreased 54.1%, from $1,244,000 in the quarter ended March 31, 2005, to $571,000 in the quarter ended March 31, 2006. The decrease was primarily due to decreases of $553,000 and $294,000 in net credit losses for mortgage and commercial loans, respectively, when compared to the same period in the previous year, partially offset by increased credit losses in consumer loans. For the quarter of the current year, the net credit losses average ratio was 0.25%, compared to 0.61% reported for the same period of the prior fiscal year. Non-performing loans of $30.0 million as of March 31, 2006 were 6.6% lower than the $32.0 million as of March 31, 2005, and 5.3% higher than the $28.4 million reported as of December 31, 2005 (Table 9).
At March 31, 2006, the Group’s allowance for loan losses amounted to $7.2 million (0.75% of total loans) compared to $6.6 million (0.73% of total loans) reported at December 31, 2005. Consumer and mortgage loan allowances increased by 25.3% and 4.0%, or $359,000 and $127,000, respectively, when compared with balances recorded at December 31, 2005. Commercial loans allowance decreased 5.2% or $90,000, when compared to December 31, 2005. Unallocated allowance increased 43.9%, or $134,000, when compared to December 31, 2005.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At March 31, 2006, the total investment in impaired loans was $3.3 million, which is comprised of five loans. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans. Impaired loans at December 31, 2005 were $3.6 million.
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

2.	Other information including underwriting standards, economic trends and unusual events
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2006, 2005 and DECEMBER 31, 2005
(Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2006	2005	%	2005
Investments:
Mortgage-backed securities	$1,966,339	$1,961,285	0.3%	$2,014,301
U.S. Government and agency obligations	1,249,631	1,251,058	-0.1%	1,041,770
P.R. Government and agency obligations	90,035	90,333	-0.3%	109,174
Other investment securities	89,338	90,609	-1.4%	53,971
Short-term investments	70,288	63,480	10.7%	5,231
FHLB stock	19,403	20,002	-3.0%	28,160

	3,485,034	3,476,767	0.2%	3,252,607

Loans:
Mortgage	675,553	637,318	6.0%	588,396
Commercial, mainly secured by real estate	221,399	227,846	-2.8%	233,956
Consumer	38,450	35,828	7.3%	26,338

Loans receivable	935,402	900,992	3.8%	848,690
Allowance for loan losses	(7,160)	(6,630)	8.0%	(6,980)

Loans receivable, net	928,242	894,362	3.8%	841,710
Mortgage loans held for sale	12,998	8,946	45.3%	15,489

Total loans receivable, net	941,240	903,308	4.2%	857,199

Securities sold not yet delivered	1,192	44,009	-97.3%	179

Total securities and loans	4,427,466	4,424,084	0.1%	4,109,985

Other assets:
Cash and due from banks	13,227	13,789	-4.1%	15,214
Accrued interest receivable	29,539	29,067	1.6%	23,175
Premises and equipment, net	15,307	14,828	3.2%	16,933
Deferred tax asset, net	13,845	12,222	13.3%	6,347
Foreclosed real estate, net	4,312	4,802	-10.2%	4,182
Other assets	60,402	48,157	25.4%	37,751

Total other assets	136,632	122,865	11.2%	103,602

Total assets	$4,564,098	$4,546,949	0.4%	$4,213,587

Investments portfolio composition:
Mortgage-backed securities	56.4%	56.4%		61.9%
U.S. Government and agency obligations	35.9%	36.0%		32.0%
P.R. Government and agency obligations	2.6%	2.6%		3.4%
FHLB stock, short term investments and debt securities	5.1%	5.0%		2.7%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage (1)	72.6%	71.0%		82.6%
Commercial, mainly secured by real estate	23.3%	25.0%		14.4%
Consumer	4.1%	4.0%		3.0%

	100.0%	100.0%		100.0%

(1)  Includes loans held for sale.
At March 31, 2006, the Group’s total assets amounted to $4.564 billion, an increase of 0.4%, when compared to $4.547 billion at December 31, 2005. At March 31, 2006, interest-earning assets were $4.426 billion, a 1.1% increase compared to $4.380 billion at December 31, 2005.
Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations and Puerto Rico government bonds. At March 31, 2006, the investment portfolio increased 0.2% to $3.485 billion, from $3.477 billion as of December 31, 2005. The increase reflects additional short-term investments. The Group maintains its strategy in a rising interest rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of long-term mortgage-backed securities.

At March 31, 2006, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 4.2% to $941.2 million when compared to $903.3 million at December 31, 2005. This was principally due to increased production of mortgage and commercial loans. Mortgage and consumer loans grew by 5.3% and 7.3%, respectively, to $683.9 million and $38.1 million, when compared to $649.3 million and $35.5 million at December 31, 2005. Such increases reflect the Group’s strategy to expand its loan portfolios. During the quarter ended March 31, 2006, commercial loan production amounted to $15.5 million, a decrease of 79.8% over the year ago quarter but an increase of 57.9% from December 31, 2005 quarter-end. During the quarter ended March 31, 2005, the Group purchased $46.8 million in real estate mortgage loans that were classified as commercial real estate loans. Consumer loan production expanded 38.9% over the prior year quarter, to $6.3 million. Mortgage production increased 1.0% to $63.2 million when compared to the prior year quarter, excluding purchases from third party originators.
TABLE 8 — NON-PERFORMING ASSETS
AS OF MARCH 31, 2006, 2005 and DECEMBER 31, 2005
   (Dollars in thousands)

	March 31,	December 31,	Change in	March 31,
	2006	2005	%	2005
Non-performing assets:
Non- Accruing Loans	$17,674	$18,986	-6.9%	$22,705
Accruing Loans	12,267	9,447	29.9%	9,340

Total Non-performing loans	29,941	28,433	5.3%	32,045
Foreclosed real estate	4,312	4,802	-10.2%	4,182

	$34,253	$33,235	3.1%	$36,227

Non-performing assets to total assets	0.75%	0.73%		0.86%

TABLE 9 — NON-PERFORMING LOANS
AS OF MARCH 31, 2006, 2005 and DECEMBER 31, 2005
   (Dollars in thousands)

	March 31,	December 31,	Change in	March 31,
	2006	2005	%	2005
Non-performing loans:
Mortgage	$24,833	$23,535	5.5%	$27,231
Commercial, mainly secured by real estate	4,824	4,600	4.9%	4,582
Consumer	284	298	-4.7%	232

Total	$29,941	$28,433	5.3%	$32,045

Non-performing loans composition:
Mortgage	82.9%	82.8%		85.0%
Commercial, mainly secured by real estate	16.1%	16.2%		14.3%
Consumer	1.0%	1.0%		0.7%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	3.16%	3.12%	1.3%	3.71%

Total assets	0.66%	0.63%	4.8%	0.76%

Total capital	8.71%	8.32%	4.8%	9.83%

At March 31, 2006, the Group’s non-performing assets totaled $34.3 million (0.75% of total assets) versus $33.2 million (0.73% of total assets) at December 31, 2005. Foreclosed real estate properties decreased 10.2% to $4.3 million, when compared to $4.8 million reported as of December 31, 2005.
Non-performing consumer loans decreased to $284,000 as of March 31, 2006, from $298,000 as of December 31, 2005, mainly due to the higher charge-offs due to current economical conditions. Non-performing mortgage loans increased 5.5% to $24.8 million as of March 31, 2006, when compared to December 31, 2005 non-performing level of $23.5 million and commercial loans increased by 4.9% to $4.8 million as of March 31, 2006 compared to $4.6 million at December 31, 2005. The increase primarily reflect the Group’s larger loan portfolio. Commercial loans, which are mainly composed of real estate properties, and residential real estate loan portfolios are well collateralized.

At March 31, 2006, the allowance for loan losses to non-performing loans coverage ratio was 23.91%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2006, the Group’s non-performing mortgage loans totaled $24.8 million (82.9% of the Group’s non-performing loans) a 5.5% increase from the $23.5 million (82.8% of the Group’s non-performing loans) reported at December 31, 2005. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2006, the Group’s non-performing commercial loans amounted to $4.8 million (16.1% of the Group’s non-performing loans), a 4.9% increase from $4.6 million reported at December 31, 2005 (16.2% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2006, the Group’s non-performing consumer loans amounted to $284,000 (1.0% of the Group’s total non-performing loans), which decreased from the $298,000 reported at December 31, 2005 (1% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.
At March 31, 2006, the Group’s total liabilities reached $4.220 billion, 0.4% higher than the $4.205 billion reported at December 31, 2005. Deposits and borrowings, the Group’s funding sources, amounted to $4.189 billion at March 31, 2006, an increase of 1.4% when compared to $4.131 billion reported at December 31, 2005. At March 31, 2006, borrowings represented 70% of interest-bearing liabilities and deposits represented 30%, versus 69% and 31%, respectively, at December 31, 2005. The Group’s medium term objective is a 55%-45% ratio of borrowings to deposits, as it grows up the loan portfolio to 45% of total earning assets.
Borrowings are the Group’s largest interest-bearing liability component. They consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes and lines of credit. At March 31, 2006, borrowings amounted to $2.915 billion, 2.9% greater than the $2.833 billion at December 31, 2005. The increase is due to an increase of 3.5% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio as well as the Group’s strategy from the past two years to use lower cost repurchase agreements, coupled with interest rate swaps, to fix these costs over multi-year periods.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $300.0 million at March 31, 2006, and $313.3 million at December 31, 2005. The Group has the capacity to expand FHLB funding up to a maximum of $322 million based on the current $19.4 million capital contribution by the Group to the FHLB.
At March 31, 2006, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.274 billion, down 1.9%, compared to the $1.299 billion reported as of December 31, 2005. Deposits reflected a quarterly decrease of 4.5% in certificates of deposits, to $1.021 billion primarily due to a decrease in brokered CDs. The remaining portfolio remained steady, are due in part to the Group’s success in opening accounts as part of its expanded commercial and consumer lending businesses and the Oriental Preferred program of bank services and accounts, as well as an increase in brokered deposits.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
AS OF MARCH 31, 2006 and 2005 and DECEMBER 31, 2005
(Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2006	2005	%	2005
Deposits:
Non-interest bearing deposits	$58,037	$61,473	-5.6%	$58,979
Now accounts	86,208	85,119	1.3%	92,718
Savings accounts	107,867	82,640	30.5%	93,944
Certificates of deposit	1,014,851	1,061,401	-4.4%	948,485

	1,266,963	1,290,633	-1.8%	1,194,126
Accrued interest payable	6,578	7,935	-17.1%	2,438

	1,273,541	1,298,568	-1.9%	1,196,564

Borrowings:
Repurchase agreements	2,513,986	2,427,880	3.5%	2,256,295
Advances from FHLB	300,000	313,300	-4.2%	301,500
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000
Federal funds purchased & short term borrowings	13,811	4,455	210.0%	—

	2,914,963	2,832,801	2.9%	2,644,961

Total deposits and borrowings	4,188,504	4,131,369	1.4%	3,841,525
Securities purchased but not yet received	1,233	43,354	-97.2%	56
Other liabilities	30,751	30,435	1.0%	46,030

Total liabilities	$4,220,488	$4,205,158	0.4%	$3,887,611

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.5%	4.8%		4.9%
Now accounts	6.8%	6.6%		7.8%
Savings accounts	8.5%	6.4%		7.9%
Certificates of deposit	80.2%	82.2%		79.4%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	86.2%	85.7%		85.3%
Advances from FHLB	10.3%	11.1%		11.4%
Subordinated capital notes	2.5%	2.5%		2.7%
Term notes	0.5%	0.5%		0.6%
Federal funds purchased & short term borrowings	0.5%	0.2%		0.0%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$2,513,986	$2,427,880		$2,256,295

Daily average outstanding balance	$2,480,470	$2,270,145		$2,164,865

Maximum outstanding balance at any month-end	$2,513,986	$2,427,880		$2,331,091

Stockholders’ Equity
Stockholders’ equity as of March 31, 2006, was $343.6 million, a 0.5% increase from $341.8 million as of December 31, 2005. This increase reflects the impact of earnings retention and the improvement in derivatives valuation from December 31, 2005, partially offset by dividend payments.
On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market of up to $12.1 million of its outstanding shares of common stock. The program superseded the program established in March 2003. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. The shares of common stock so repurchased are to be held by the Group as treasury shares. During the quarter ended March 31, 2006, the Group did not repurchase any of its shares of common stock in the open market, under such program.
On March 1, 2006 the Group declared a $0.14 cash dividend per share, totaling $3.4 million, constant to the $3.5 million declared for the same period a year ago.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2006, the Group’s market capitalization for its outstanding common stock was $355.8 million ($14.45 per share).

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
The following are the consolidated capital ratios of the Group at March 31, 2006, 2005 and at December 31, 2005:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF MARCH 31, 2006, 2005 and DECEMBER 31, 2005
(In thousands, except for per share data)

	March 31,	December 31,	Variance	March 31,
	2006	2005	%	2005
Capital data:
Stockholders’ equity	$343,610	$341,791	0.5%	$325,976

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.67%	10.13%	-4.5%	10.67%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$439,461	$447,669	-1.8%	$446,465

Minimum Tier 1 Capital Required	$181,856	$176,790	2.9%	$167,317

Tier 1 Risk-Based Capital Ratio	33.88%	34.70%	-2.4%	40.94%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$439,461	$447,669	-1.8%	$446,465

Minimum Tier 1 Risk-Based Capital Required	$51,887	$51,602	0.6%	$43,618

Total Risk-Based Capital Ratio	34.44%	35.22%	-2.2%	41.58%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$446,788	$454,299	-1.7%	$453,445

Minimum Total Risk-Based Capital Required	$103,774	$103,204	0.6%	$87,237

Stock data:
Outstanding common shares, net of treasury (1)	24,620	24,580	0.2%	24,676

Book value (1)	$11.19	$11.14	0.4%	$10.45

Market Price at end of period	$14.45	$12.36	16.9%	$23.42

Market capitalization	$355,759	$303,809	17.1%	$577,912

	March 31,	March 31,	Variance
	2006	2005	%
Common dividend data:
Cash dividends declared	$3,448	$3,453	-0.1%

Cash dividends declared per share (1)	$0.14	$0.14	0.0%

Payout ratio	50.34%	22.76%	121.2%

Dividend yield	4.09%	2.07%	97.6%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

	Price		Cash
			Dividend
	High	Low	Per share
2006
March 31, 2006	$14.46	$12.41	$0.14

2005
December 31, 2005	$13.12	$10.16	$0.14

September 30, 2005	$15.98	$11.91	$0.14

June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

2004
December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004 (1)	$26.64	$22.76	$0.13

June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

2003
December 31, 2003	$23.77	$19.87	$0.13

September 30, 2003	$22.30	$19.28	$0.12

June 30, 2003	$21.77	$17.90	$0.12

March 31, 2003	$17.96	$16.58	$0.12

(1)  Adjusted to give retroactive effect to the 10% stock dividends declared on the Group’s common stock on November 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset/liability management is the responsibility of the Asset and Liability Management Committee (“ALCO”), which reports to the Board of Directors and is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process. In addition ALCO oversees the Group’s sources, uses and pricing of funds.
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
The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying consolidated financial statements for more information related to the Group’s swaps, including derivatives used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index.
During the quarters ended March 31, 2006 and 2005, gains (losses) of $882,000 and ($2.8 million), respectively, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the quarters ended March 31, 2006 and 2005 unrealized gains of $9.9 million and $13.6 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At March 31, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $12.4 million and $2.5 million, as of March 31, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented another asset of $24.7 million and $22.1 million, respectively; the options sold to customers embedded in the certificates of deposit represented a liability of $23.5 million and $21.1 million, respectively, recorded in deposits.
Rate changes expose the Group to changes in net interest income. The result of the sensitivity analysis on net interest income on a hypothetical 200 basis points rate increase as of March 31, 2006 for the next twelve months would be a decrease of $18.7 million or 41.4% of net interest income. The change for the same period, utilizing a hypothetical declining rate scenario of 100 basis points, is an increase of $8.4 million or 18.6%. Both hypothetical rate scenarios consider a gradual change of +200 and -100 basis points during the twelve-month period. The decreasing rate scenario has a floor of 25 basis points.
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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of March 31, 2006, the Group had approximately $709.0 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 9.94% average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Group also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2006, the Group has an additional borrowing capacity with the FHLB of $21.7 million.
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
As of March 31, 2006, the Bank had line of credit agreements with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the six-month period ended December 31, 2005 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
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
The Group has an IBE that operates as a unit of the Bank. In November 2003, the Group organized a new IBE that operates as a subsidiary of the Bank. The Bank transferred as of January 1, 2004, substantially all of the Bank’s IBE assets to the new IBE subsidiary. Although this transfer of IBE assets allows the Group to continue enjoying tax benefits, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to the IBE subsidiary.
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 that imposes an additional tax of 2.5% on taxable income exceeding $20,000. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the quarter ended March 31, 2006 due to the tax exempt composition of the Group’s investment.

On May 13, 2006, the Puerto Rico Governor signed into law Act No. 89 to (i) increase the recapture tax that is imposed to corporations and partnerships generating taxable income in excess of $500,000 with the purpose of increasing the maximum marginal corporate income tax rate for these entities from 39% to 41.5% and (ii) to impose an additional tax of 2% on the taxable income of banking corporations covered under the Puerto Rico Banking Act of 1933, as amended. The law is effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. These additional tax impositions did not have a material effect on the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.
On May 16, 2006, the Puerto Rico Governor also signed into law Act No. 98 to impose a one-time 5% extraordinary tax that is imposed on an amount equal to the net taxable income of non-exempt corporations and partnerships for the last taxable year ended on or before December 31, 2005. On July 31, 2006 Act No. 137 was signed into law to amend various provisions of Act No. 98. The payment of this extraordinary tax constitutes, in effect, a prepayment, as the taxpayer will be allowed to credit the amount so paid against its Puerto Rico income tax liability for taxable years beginning after July 31, 2006 provided the credit claimed in any taxable year does not exceed 25% of the extraordinary tax paid. Since no member of the Group generated taxable income for the year 2005, this additional tax imposition will not apply and therefore it will not affect the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.
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
Internal Control over Financial Reporting
There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.
However, after March 31, 2006, the Group implemented additional review controls to address the material weaknesses identified last year. As of the date of this report, the Group has remediated the design of the controls associated with the material weaknesses identified in management’s report on internal control over financial reporting included in the Group’s Form 10-K for the transition period ended December 31, 2005. The operating effectiveness of the remediated design of the control will be tested during this year.
PART – II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds, and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specific sum can be anticipated as they are subject to the discretion of the court. To date, the court has not scheduled this new trial.
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
Item 1A. RISK FACTORS
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A in the Group’s Form 10-K for the transition period ended December 31, 2005.
Puerto Rico's current economic condition may have an adverse effect in the credit quality of our loan portfolio
The economic uncertainty that exists in Puerto Rico, the Group’s primary market, caused in part by the disagreements of the legislative and executive branches of the Government regarding the tax and fiscal reform and the budget approval, has resulted in an economic slowdown in the Island. Also, increases in the price of petroleum and other consumer goods and services, coupled with a recently approved sales tax of 7%, are additional concerns impacting the Island’s economic situation. Puerto Rico economic growth remains subdued, with an apparent reduction in private sector employment. Tax and fiscal reforms were recently signed into law by the Puerto Rico Government, including the government’s budget for fiscal year 2006-2007.
The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Group’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Group.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)	None

b)	Not applicable

c)	Purchases of equity securities by the issuer and affiliated purchasers
On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. During the quarter ended March 31, 2006, the Group did not repurchase any of its shares of common stock in the open market, under such program. The approximate dollar value of shares that may yet be purchased under this program amounted to $10.9 million at March 31, 2006.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: August 31, 2006
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: August 31, 2006
Norberto González
Executive Vice President and Chief Financial Officer