Form 10-Q
period 2006-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2006-10-17
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
24,572,557_common shares ($1.00 par value per share)
outstanding as of September 30, 2006

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

PART — I   FINANCIAL INFORMATION
ITEM — I    FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$35,237	$13,789

Investments:
Time deposits with other banks	30,000	60,000
Money market investments	5,722	3,480

Short term investments	35,722	63,480

Trading securities, at fair value with amortized cost of $362 (December 31, 2005 - $144)	368	146

Investment securities available-for-sale, at fair value with amortized cost of $1,245,907 (December 31, 2005 - $1,069,649)
Securities pledged that can be repledged	974,763	558,719
Other investment securities	225,481	488,165

Total investment securities available-for-sale	1,200,244	1,046,884

Investment securities held-to-maturity, at amortized cost with fair value of $2,158,770 (December 31, 2005 - $2,312,832)
Securities pledged that can be repledged	1,960,268	1,917,805
Other investment securities	282,951	428,450

Total investment securities held-to-maturity	2,243,219	2,346,255

Federal Home Loan Bank (FHLB) stock, at cost	18,269	20,002

Total investments	3,497,822	3,476,767

Securities sold but not yet delivered	710	44,009

Loans:
Mortgage loans held-for-sale, at lower of cost or market	9,564	8,946
Loans receivable, net of allowance for loan losses of $7,501 (December 31, 2005 - $6,630)	1,144,374	894,362

Total loans, net	1,153,938	903,308

Accrued interest receivable	31,313	29,067
Premises and equipment, net	17,358	14,828
Deferred tax asset, net	14,861	12,222
Foreclosed real estate	4,379	4,802
Other assets	77,044	48,157

Total assets	$4,832,662	$4,546,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$141,260	$146,623
Savings accounts	171,034	82,641
Certificates of deposit	901,553	1,069,304

Total deposits	1,213,847	1,298,568

Borrowings:
Federal funds purchased and other short term borrowings	17,098	4,455
Securities sold under agreements to repurchase	2,856,361	2,427,880
Advances from FHLB	285,500	313,300
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	3,246,125	2,832,801

Securities purchased but not yet received	6,539	43,354
Accrued expenses and other liabilities	25,868	30,435

Total liabilities	4,492,379	4,205,158

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,369,875 shares issued (December 31, 2005 - 25,350,125 shares)	25,370	25,350
Additional paid-in capital	208,620	208,454
Legal surplus	37,114	35,863
Retained earnings	52,368	52,340
Treasury stock, at cost 807,713 shares (December 31, 2005 - 770,472 shares)	(10,779)	(10,332)
Accumulated other comprehensive loss, net of tax of $3,381 (December 31, 2005 - $1,810)	(40,410)	(37,884)

Total stockholders’ equity	340,283	341,791

Total liabilities and stockholders’ equity	$4,832,662	$4,546,949

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share data)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)

Interest income:
Loans	$18,311	$14,934	$34,564	$28,357
Mortgage-backed securities	23,887	22,626	48,387	47,401
Investment securities	13,973	11,037	28,473	20,335
Short term investments	723	279	1,462	355

Total interest income	56,894	48,876	112,886	96,448

Interest expense:
Deposits	11,146	8,697	21,644	16,320
Securities sold under agreements to repurchase	31,128	17,583	57,491	33,969
Advances from FHLB, term notes and other borrowings	2,568	2,143	5,190	4,188
Subordinated capital notes	1,344	1,165	2,641	2,273

Total interest expense	46,186	29,588	86,966	56,750

Net interest income	10,708	19,288	25,920	39,698
Provision for loan losses	947	850	2,048	1,510

Net interest income after provision for loan losses	9,761	18,438	23,872	38,188

Non-interest income:
Financial service revenues	4,066	3,249	7,317	6,419
Banking service revenues	2,511	2,064	4,687	3,893
Investment banking revenues	852	162	2,561	339
Net gain (loss) on:
Mortgage banking activities	634	1,168	1,070	2,241
Securities available-for-sale	—	1,420	19	4,056
Derivatives	(23)	(1,866)	859	(4,670)
Trading securities	(8)	(42)	21	(53)
Other	(511)	282	(60)	311

Total non-interest income, net	7,521	6,437	16,474	12,536

Non-interest expenses:
Compensation and employee benefits	5,627	4,402	11,801	7,697
Occupancy and equipment	2,793	3,066	5,682	5,532
Advertising and business promotion	1,300	1,420	2,366	2,907
Professional and service fees	1,601	1,777	3,225	3,614
Communication	395	410	843	786
Loan servicing expenses	509	430	964	831
Taxes, other than payroll and income taxes	573	471	1,173	934
Electronic banking charges	494	543	962	1,060
Printing, postage, stationery and supplies	359	207	544	416
Insurance	219	188	432	375
Other	914	979	1,675	1,888

Total non-interest expenses	14,784	13,893	29,667	26,040

Income before income taxes	2,498	10,982	10,679	24,684
Income tax expense (benefit)	(21)	377	110	(2,294)

Net income	2,519	10,605	10,569	26,978
Less: Dividends on preferred stock	(1,201)	(1,202)	(2,401)	(2,401)

Income available to common shareholders	$1,318	$9,403	$8,168	$24,577

Income per common share:
Basic	$0.05	$0.38	$0.33	$1.00

Diluted	$0.05	$0.37	$0.33	$0.96

Average common shares outstanding	24,599	24,847	24,608	24,571
Average potential common shares-options	106	601	128	1,104

	24,705	25,448	24,736	25,675

Cash dividends per share of common stock	$0.14	$0.14	$0.28	$0.28

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Six-Month Period Ended June 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2006	2005
		(As Restated)

Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,350	24,601
Stock options exercised	20	503

Balance at end of period	25,370	25,104

Additional paid-in capital:
Balance at beginning of period — as previously reported		186,405
Prior period adjustment		13,241

Balance at beginning of period — as restated	208,454	199,646
Stock-based compensation expense	16	6,261
Stock options exercised	150	905
Common stock issuance cost	—	(8)

Balance at end of period	208,620	206,804

Legal surplus:
Balance at beginning of period	35,863	31,280
Transfer from retained earnings	1,251	2,613

Balance at end of period	37,114	33,893

Retained earnings:
Balance at beginning of period — as previously reported		59,884
Prior period adjustment		(28,203)

Balance at beginning of period — as restated	52,340	31,681
Net income	10,569	26,978
Cash dividends declared on common stock	(6,889)	(6,940)
Cash dividends declared on preferred stock	(2,401)	(2,401)
Transfer to legal surplus	(1,251)	(2,613)

Balance at end of period	52,368	46,705

Treasury stock:
Balance at beginning of period	(10,332)	(91)
Stock used to match defined contribution plan 1165(e)	135	235
Stock purchased	(582)	(3,512)

Balance at end of period	(10,779)	(3,368)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(37,884)	(37,023)
Other comprehensive income (loss), net of tax	(2,526)	(1,360)

Balance at end of period	(40,410)	(38,383)

Total stockholders’ equity	$340,283	$338,755

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
COMPREHENSIVE INCOME	2006	2005	2006	2005
		(As Restated)		(As Restated)

Net income	$2,519	$10,605	$10,569	$26,978

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale arising during the period	(9,788)	6,717	(21,351)	(8,991)
Realized (gain) loss on investment securities available-for-sale included in net income	(19)	832	(19)	(1,804)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	8,106	(6,565)	18,022	7,018
Realized loss (gain) on derivatives designated as cash flow hedges included in net income	—	820	(749)	2,743
Income tax effect related to unrealized loss on securities available-for-sale	992	(405)	1,571	(326)

Other comprehensive (loss) income for the period, net of tax	(709)	1,399	(2,526)	(1,360)

Comprehensive income	$1,810	$12,004	$8,043	$25,618

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Six-Month Period Ended June 30,
	2006	2005
		(As Restated)
Cash flows from operating activities:
Net income	$10,569	$26,978

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(760)	(982)
Amortization of premiums, net of accretion of discounts on investment securities	1,045	4,987
Depreciation and amortization of premises and equipment	2,672	3,143
Deferred income tax expense (benefit)	(1,068)	205
Equity in losses (earnings) of investment in limited liability partnership	271	(247)
Provision for loan losses	2,048	1,510
Stock-based compensation (benefit)	16	(6,287)
Loss (gain) on:
Sale of securities available-for-sale	(19)	(4,056)
Mortgage banking activities	(1,070)	(2,241)
Derivatives	(859)	4,670
Sale of foreclosed real estate	(115)	—
Sale of premises and equipment	(8)	—
Originations of loans held-for-sale	(33,830)	(107,035)
Proceeds from sale of loans held-for-sale	13,525	28,893
Net decrease (increase) in:
Trading securities	(222)	850
Accrued interest receivable	(2,246)	(2,446)
Other assets	(7,375)	(10,454)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(2,492)	3,329
Other liabilities	(2,030)	7,351

Net cash used in operating activities	(21,948)	(51,832)

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks	30,000	(30,000)
Purchases of:
Investment securities available-for-sale	(278,566)	(623,529)
Investment securities held-to-maturity	(6,500)	(236,399)
Equity options and put options	—	(739)
FHLB stock	(9,733)	—
Maturities and redemptions of:
Investment securities available-for-sale	73,173	400,720
Investment securities held-to-maturity	108,975	100,340
FHLB stock	11,466	1,102
Proceeds from sales of:
Investment securities available-for-sale	57,130	449,622
Foreclosed real estate	2,142	2,149
Premises and equipment	—	3,355
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(321,068)	(164,269)
Principal repayment of loans	68,474	108,314
Additions to premises and equipment	(5,194)	(2,340)

Net cash provided by (used in) investing activities	(269,701)	8,326

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(85,449)	178,064
Securities sold under agreements to repurchase	425,516	(146,070)
Federal funds purchased and other short term borrowings	12,643	12,310
Proceeds from:
Advances from FHLB	1,322,995	917,570
Exercise of stock options, net	170	1,408
Repayments of advances from FHLB	(1,350,795)	(917,570)
Common stocks used to match defined contribution plan 1165(e)	135	(3,157)
Repurchase of treasury stocks	(582)	—
Dividends paid	(9,294)	(9,321)

Net cash provided by financing activities	315,339	33,234

Net change in cash and cash equivalents	23,690	(10,272)
Cash and cash equivalents at beginning of period	17,269	34,955

Cash and cash equivalents at end of period	$40,959	$24,683

Cash and cash equivalents include:
Cash and due from banks	$35,237	$14,892
Money market investments	5,722	9,791

	$40,959	$24,683

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$90,826	$53,421

Income taxes paid	$—	$554

Mortgage loans securitized into mortgage-backed securities	$20,447	$33,662

Accrued dividend payable	$3,441	$3,487

Other comprehensive loss for the period	$2,526	$1,360

Securities sold but not yet delivered	$710	$1,034

Securities and loans purchased but not yet received	$6,539	$22,772

Transfer from loans to foreclosed real estate	$1,604	$1,937

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated financial condition as of June 30, 2006 and December 31, 2005, and the results of operations, and the cash flows for the six-month periods ended June 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005 has been derived from the Group’s audited consolidated financial statements. The results of operations and cash flows for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
Nature of Operations
Oriental is a diversified, publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”), and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 9 to the unaudited consolidated financial statements present further information about the operations of the Group’s business segments.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank also operates two international banking entities (“IBEs”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): O.B.T. International Bank, which is a unit of the Bank, and Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. On January 1, 2004, the Group transferred most of the assets and liabilities of O.B.T. International Bank to Oriental International Bank Inc. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
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
Significant Accounting Policies
The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP and with the general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses based on losses that are estimated to occur. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Included in the review of individual loans are those that are impaired, as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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
Financial Instruments
Certain financial instruments including derivatives, hedged items, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.
Impairment of Investment Securities
The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. For debt securities, the Group also considers, among other factors, the investors repayment ability on its debt obligations and its cash and capital generation ability.

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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 43.5% as of June 30, 2006, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entities.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of June 30, 2006, a valuation allowance of approximately $2.0 million was recorded to offset deferred tax assets from loss carry forwards that the Group considers it will not be realized in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 that imposes an additional tax of 2.5% on taxable income exceeding $20,000. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the six-month period ended June 30, 2006 due to the tax exempt composition of the Group’s investments.
On May 13, 2006, the Puerto Rico Governor signed into law Act No. 89 to (i) increase the recapture tax that is imposed on corporations and partnerships generating taxable income in excess of $500,000 with the purpose of increasing the maximum marginal corporate income tax rate for these entities from 39% to 41.5%, and (ii) to impose an additional tax of 2% on the taxable income of banking corporations covered under the Puerto Rico the Group’s investments.
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
Stock Option Plans
At June 30, 2006, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.
Up to June 30, 2005, the Group accounted for its stock compensation award plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation expense for option awards with traditional terms was generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected for the awards with traditional terms as the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”) an interpretation of APB 25 clarifies aspects of accounting for compensation related to stock appreciation rights and other variable stock option or award plans. With regards to stock option awards with anti-dilution provisions, where the terms are such that the number of shares that the employee is entitled to receive and the purchase price depends on events occurring after the date of the grant, compensation is measured at the end of each period as the amount by which the quoted market value of the shares of the enterprise’s stock covered by a grant exceeds the option price and is accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur.
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
Effective July 1, 2005, the Group adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123 “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. SFAS 123R is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that began after June 15, 2005. SFAS No. 123R applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.
The Group recorded approximately $16,000 during the six-month period ended June 30, 2006 related to compensation expense for options issued subsequent to the adoption of SFAS 123R. The remaining unrecognized compensation cost related to unvested awards as of June 30, 2006, was approximately $249,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
Had the estimated fair value of the options granted been included in compensation expense for the period indicated below, the Group’s net earnings and earnings per share would have been as follows:

		Six-month
	Quarter Ended	Period Ended
	June 30, 2005	June 30, 2005
(In thousands, except for per share data)
Net income, as reported	$10,605	$26,978
Deduct: Shared-based compensation reduction included in reported earnings	(2,964)	(6,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(303)	(716)

Pro forma net income	7,338	19,975
Less: Dividends on preferred stock	(1,202)	(2,401)

Pro forma income available to common shareholders	$6,136	$17,574

Earnings per share:
Basic — as reported	$0.38	$1.00

Basic — pro forma	$0.25	$0.72

Diluted — as reported	$0.37	$0.96

Diluted — pro forma	$0.24	$0.68

Average common shares outstanding	24,847	24,571
Average potential common share-options	601	1,104

	25,448	25,675

The average fair value of each option granted during the six-month period ended June 30, 2006 and 2005 was $4.05 and $15.32, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following assumptions were used in estimating the fair value of the options granted:

	Six-month period ended
	June 30,
	2006	2005
Weighted Average Assumptions:
Dividend yield	3.87%	3.71%
Expected volatility	34.26%	42.33%
Risk-free interest rate	4.19%	3.92%
Expected life (in years)	8.5	7
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.

NOTE 2 — INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale

US Treasury securities	$199,746	$—	$9,144	$190,602	3.64%
Puerto Rico Government and agency obligations	28,396	76	1,355	27,117	5.59%
Corporate bonds and other	112,383	—	3,112	109,271	4.51%

Total investment securities	340,525	76	13,611	326,990

FNMA and FHLMC certificates	567,958	—	22,054	545,904	4.71%
GNMA certificates	48,587	281	543	48,325	5.58%
Collateralized mortgage obligations (CMO’s)	288,837	6	9,818	279,025	5.11%

Total mortgage-backed-securities and CMO’s	905,382	287	32,415	873,254

Total securities available-for-sale	$1,245,907	$363	$46,026	$1,200,244	4.67%

Held-to-maturity

US Treasury securities	40,059	—	375	39,684	2.52%
Obligations of U.S. government sponsored entities	1,028,246	—	37,261	990,985	3.74%
Puerto Rico Government and agency obligations	55,284	—	5,886	49,398	5.29%

Total investment securities	1,123,589	—	43,522	1,080,067

FNMA and FHLMC certificates	763,141	—	29,956	733,185	5.03%
GNMA certificates	198,057	—	6,690	191,367	5.33%
Collateralized mortgage obligations	158,432	—	4,281	154,151	5.13%

Total mortgage-backed-securities and CMO’s	1,119,630	—	40,927	1,078,703

Total securities held-to-maturity	2,243,219	—	84,449	2,158,770	5.03%

Total	$3,489,126	$363	$130,475	$3,359,014	4.85%

	December 31, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
US Treasury securities	$174,836	$—	$5,599	$169,237	3.45%
Puerto Rico Government and agency obligations	28,356	183	340	28,199	5.29%
Corporate bonds and other	92,005	—	1,468	90,537	4.75%

Total investment securities	295,197	183	7,407	287,973

FNMA and FHLMC certificates	488,356	—	12,193	476,163	5.17%
GNMA certificates	36,799	630	129	37,300	5.83%
Collateralized mortgage obligations (CMO’s)	249,297	552	4,401	245,448	5.47%

Total mortgage-backed-securities and CMO’s	774,452	1,182	16,723	758,911

Total securities available-for-sale	1,069,649	1,365	24,130	1,046,884	4.95%

Held-to-maturity
US Treasury securities	60,168	—	818	59,350	2.84%
Obligations of US Government sponsored agencies	1,021,634	77	19,661	1,002,050	4.09%
Puerto Rico Government and agency obligations	62,084	—	2,987	59,097	5.32%

Total investment securities	1,143,886	77	23,466	1,120,497

FNMA and FHLMC certificates	822,870	1,238	10,389	813,719	5.05%
GNMA certificates	216,237	1,371	1,196	216,412	5.52%
Collateralized mortgage obligations	163,262	129	1,187	162,204	5.42%

Total mortgage-backed-securities and CMO’s	1,202,369	2,738	12,772	1,192,335

Total securities held-to-maturity	2,346,255	2,815	36,238	2,312,832	4.65%

Total	$3,415,904	$4,180	$60,368	$3,359,716	4.75%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at June 30, 2006, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities
Due within one year	$5,000	$4,975	$274,860	$272,055
Due after 1 to 5 years	295,202	283,026	412,359	398,674
Due after 5 to 10 years	1,890	1,835	281,241	264,817
Due after 10 years	38,433	37,154	155,129	144,521

	340,525	326,990	1,123,589	1,080,067

Mortgage-backed securities
Due within one year	228	228	—	—
Due after 1 to 5 years	10,242	10,262	—	—
Due after 5 to 10 years	3,327	3,163	—	—
Due after 10 years	891,585	859,601	1,119,630	1,078,703

	905,382	873,254	1,119,630	1,078,703

	$1,245,907	$1,200,244	$2,243,219	$2,158,770

Proceeds from the sale of investment securities available-for-sale during the six-month period ended June 30, 2006 totaled approximately $57,130,000 (2005 — approximately $449,622,000). Gross realized gains on those sales during the six-month period ended June 30, 2006 were approximately $19,000 (2005 — gains of approximately $4.6 million and losses of approximately $500,000).
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$24,895	$(131)	$24,764
Puerto Rico Government and agency obligations	18,696	(853)	17,843
Corporate bonds and other	92,135	(3,040)	89,095
Mortgage-backed securities and CMO’s	364,510	(5,695)	358,815

	500,236	(9,719)	490,517

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	174,852	(9,013)	165,839
Puerto Rico Government and agency obligations	4,207	(502)	3,705
Corporate bonds and other	91	(72)	19
Mortgage-backed securities and CMO’s	524,814	(26,720)	498,094

	703,964	(36,307)	667,657

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	199,747	(9,144)	190,603
Puerto Rico Government and agency obligations	22,903	(1,355)	21,548
Corporate bonds and other	92,226	(3,112)	89,114
Mortgage-backed securities and CMO’s	889,324	(32,415)	856,909

	$1,204,200	$(46,026)	$1,158,174

Held-to-maturity

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$331,086	$(12,441)	$318,645
Puerto Rico Government and agency obligations	9,966	(791)	9,175
Mortgage-backed securities and CMO’s	774,431	(23,321)	751,110

	1,115,483	(36,553)	1,078,930

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	737,219	(25,195)	712,024
Puerto Rico Government and agency obligations	45,318	(5,095)	40,223
Mortgage-backed securities and CMO’s	345,199	(17,606)	327,593

	1,127,736	(47,896)	1,079,840

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	1,068,305	(37,636)	1,030,669
Puerto Rico Government and agency obligations	55,284	(5,886)	49,398
Mortgage-backed securities and CMO’s	1,119,630	(40,927)	1,078,703

	$2,243,219	$(84,449)	$2,158,770

Securities in an unrealized loss position at June 30, 2006 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority of them are rated the equivalent of AAA by nationally recognized rating organizations. The investment portfolio is structured primarily with highly liquid securities, which have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at June 30, 2006 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. The Group is a well capitalized financial institution, which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered, and expects to continue its pattern of holding the securities until the forecasted recovery of fair value.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at June 30, 2006, and December 31, 2005, was as follows:

	(In thousands)
	June 30, 2006	December 31, 2005

Residential mortgage loans	$848,473	$599,163
Home equity loans and secured personal loans	39,147	41,034
Commercial loans, mainly secured by real estate	228,008	228,163
Consumer	39,074	35,482

Loans receivable, gross	1,154,702	903,842
Less: deferred loan fees, net	(2,827)	(2,850)

Loans receivable	1,151,875	900,992
Allowance for loan losses	(7,501)	(6,630)

Loans receivable, net	1,144,374	894,362
Mortgage loans held-for-sale	9,564	8,946

Total loans, net	$1,153,938	$903,308

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters and six-month periods ended June 30, 2006 and December 31, 2005.
The Group evaluates all loans, some individually and other as homogeneous groups, for purposes of determining impairment. At June 30, 2006 and December 31, 2005, the total investment in impaired loans was $1.8 million and $3.6 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.

NOTE 4 — PLEDGED ASSETS
At June 30, 2006, residential mortgage loans amounting to $349,712,000 and investment securities with fair values amounting to $15,663,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $2,902,985,000, $135,282,000 and $15,860,000 at June 30, 2006, were pledged to secure securities sold under agreements to repurchase, public fund deposits, and term notes, respectively. Also, investment securities with fair value totaling $803,000 at June 30, 2006, were pledged to the Puerto Rico Treasury Department.
As of June 30, 2006, investment securities available-for-sale and held-to-maturity not pledged amounted to $143,215,000 and $71,435,000 respectively. As of June 30, 2006, mortgage loans not pledged amounted to $547,471,000.
NOTE 5 — OTHER ASSETS
Other assets at June 30, 2006 and December 31, 2005 include the following:

	(In thousands)
	June 30, 2006	December 31, 2005

Investment in equity options	$25,999	$22,054
Derivative asset	20,347	2,509
Deferred charges	2,814	3,213
Prepaid expenses	2,763	2,698
Investment in Statutory Trusts	2,169	2,169
Goodwill	2,006	2,006
Investment in limited partnership	10,814	11,085
Accounts receivable and other assets, net	10,132	2,423

	$77,044	$48,157

NOTE 6 — SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $72,166,000 at June 30, 2006 and December 31, 2005.
In October 2001 and August 2003, the Statutory Trust I and the Statutory Trust II, respectively, special purpose entities of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35.0 million of trust redeemable preferred securities were issued each by the Statutory Trust I and the Statutory Trust II, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 360 basis points (9.00% at June 30, 2006; 8.10% at December 31, 2005), provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 295 basis points (8.35% at June 30, 2006; December 31, 2005 — 7.45%), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years (Statutory Trust I — December 2006; Statutory Trust II — September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
NOTE 7 — OTHER BORROWINGS
At June 30, 2006, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase at June 30, 2006 mature as follows:

(In thousands)
Balance

Due within 30 days	$1,391,111
Due after 30 to 90 days	1,365,109
Due after 90 to 120 days	100,141

$2,856,361

At June 30, 2006, the contractual maturities of advances from the FHLB and term notes by year are as follows:

	(In thousands)
June 30,	Advances from FHLB	Term Notes

2007	$210,500	$—
2008	25,000	15,000
2009	50,000	—

	$285,500	$15,000

NOTE 8 — DERIVATIVES ACTIVITIES
The Group utilizes various derivative instruments for hedging purposes as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received or paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
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
The Group’s swaps, including those not designated as a hedge, and their maturity terms at June 30, 2006 and December 31, 2005 are set forth in the table below:

	(Dollars in thousands)
	June 30,	December 31,
	2006	2005

Swaps:
Pay fixed swaps notional amount	$1,350,000	$1,275,000
Weighted average pay rate — fixed	4.48%	3.90%
Weighted average receive rate — floating	5.24%	4.39%
Maturity in months	3 to 54	1 to 60
Floating rate as a percent of LIBOR	100%	100%
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years depositors receive a return equal to the greater of 15% of the principal in the account or 125% of the average increase in the month-end value of the index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price and maturity.

Derivatives designated as a hedge consist of interest rate swaps primarily used to hedge securities sold under agreements to repurchase with notional amounts of $1.315 billion and $1.240 billion as of June 30, 2006 and December 31, 2005, respectively. Derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $146,090,000 and $173,280,000 as of June 30, 2006 and December 31, 2005, respectively; embedded options on stock indexed deposits with notional amounts of $137,995,000 and $164,651,000 as of June 30, 2006 and December 31, 2005, respectively; and interest rate swaps with notional amounts of $35 million as of June 30, 2006 and December 31, 2005.
During the six-month periods ended June 30, 2006 and 2005, gains (losses) of $859,000 and ($4.7 million), respectively, were credited (charged) to earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the six-month periods ended June 30, 2006 and 2005, unrealized gains of $18.0 million and unrealized losses of $7.0 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At June 30, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $20.3 million and $2.5 million, as of June 30, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $26.0 million and $22.1 million, respectively, also presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability of $24.6 million and $21.1 million, respectively, recorded in deposits.
The Group’s Asset and Liability Management Committee (“ALCO”) decided in July 2006 to unwind interest rate swaps with an aggregate notional amount of $640 million, which had been designated as cash flow hedges and had maturity dates ranging from September 2010 to December 2010. Management concluded that it was beneficial to Oriental to lock-in the fair value of these swaps at approximately $11 million. The net gain of $11 million on this transaction will continue to be included in other comprehensive income, and will be reclassified into earnings during the originally remaining term of the swaps, starting in the September 2006 quarter and through December 2010, by reducing the interest expense on borrowings.
NOTE 9 — SEGMENT REPORTING:
The Group segregates its businesses into the following major reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production and fees generated. During this quarter, Management decided to reclassify and present investment banking revenues in the Treasury segment rather than into the Financial Services segment. This reclassification was retroactively presented in the disclosure.
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-baked securities certificates. The Group outsourced the servicing of mortgages included in the resulting mortgage-backed securities pools, as well as loans maintained in portfolio.
The Treasury segment encompasses all of the Group’s assets and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings as well as investment banking revenues on public offerings and private placement of debt and equity securities.
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
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2006 and 2005:

Unaudited — quarters ended June 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
June 30, 2006
Interest income	$18,653	$38,191	$50	$56,894	—	$56,894
Interest expense	(6,831)	(39,355)	—	(46,186)	—	(46,186)

Net interest income	11,822	(1,164)	50	10,708	—	10,708
Non-interest income	4,111	112	3,298	7,521	—	7,521
Non-interest expenses	(12,082)	(314)	(2,388)	(14,784)	—	(14,784)
Intersegment revenue	576	—	—	576	(576)	—
Intersegment expense		(240)	(336)	(576)	576	—
Provision for loan losses	(947)	—	—	(947)	—	(947)

Income before income taxes	$3,480	$(1,606)	$624	$2,498	$—	$2,498

Total Assets as of June 30, 2006	$1,583,909	$3,667,383	$12,265	$5,263,557	$(430,895)	$4,832,662

June 30, 2005
Interest income	$15,006	$33,857	$13	$48,876	—	$48,876
Interest expense	(5,386)	(24,202)	—	(29,588)	—	(29,588)

Net interest income	9,620	9,655	13	19,288	—	19,288
Non-interest income	4,348	(430)	2,519	6,437	—	6,437
Non-interest expenses	(10,163)	(596)	(3,134)	(13,893)	—	(13,893)
Intersegment revenue	1,193	—	—	1,193	(1,193)	—
Intersegment expense	—	(347)	(846)	(1,193)	1,193	—
Provision for loan losses	(850)	—	—	(850)	—	(850)

Income before income taxes	$4,148	$8,282	$(1,448)	$10,982	$—	$10,982

Total Assets as of June 30, 2005	$973,296	$3,655,649	$9,582	$4,638,527	$(391,662)	$4,246,865

Unaudited — six-months period ended June 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
June 30, 2006
Interest income	$35,253	$77,547	$86	$112,886	—	$112,886
Interest expense	(12,833)	(74,133)	—	(86,966)	—	(86,966)

Net interest income	22,420	3,414	86	25,920	—	25,920
Non-interest income	7,544	3,062	5,868	16,474	—	16,474
Non-interest expenses	(24,247)	(697)	(4,723)	(29,667)	—	(29,667)
Intersegment revenue	1,189	—	—	1,189	(1,189)	—
Intersegment expense	—	(407)	(782)	(1,189)	1,189	—
Provision for loan losses	(2,048)	—	—	(2,048)	—	(2,048)

Income before income taxes	$4,858	$5,372	$449	$10,679	$—	$10,679

Total Assets as of June 30, 2006	$1,583,909	$3,667,383	$12,265	$5,263,557	$(430,895)	$4,832,662

June 30, 2005
Interest income	$28,577	$67,833	$38	$96,448	—	$96,448
Interest expense	(10,471)	(46,279)	—	(56,750)	—	(56,750)

Net interest income	18,106	21,554	38	39,698	—	39,698
Non-interest income	6,617	794	5,125	12,536	—	12,536
Non-interest expenses	(20,035)	(1,128)	(4,877)	(26,040)	—	(26,040)
Intersegment revenue	1,954		—	1,954	(1,954)	—
Intersegment expense		(541)	(1,413)	(1,954)	1,954	—
Provision for loan losses	(1,510)	—		(1,510)	—	(1,510)

Income before income taxes	$5,132	$20,679	$(1,127)	$24,684	$—	$24,684

Total Assets as of June 30, 2005	$973,296	$3,655,649	$9,582	$4,638,527	$(391,662)	$4,246,865

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
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies, which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
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
SFAS No. 157, “Fair Value Measurements”
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management is assessing the effect of the adoption of SFAS 157 on the Group.

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Group’s June 30, 2005 consolidated financial statements, the Group’s management determined that the accounting treatment for certain mortgage-related transactions previously treated as purchases under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and the treatment of certain employee stock option awards as fixed awards instead of variable awards did not conform to GAAP, as discussed below. As a result, the accompanying unaudited consolidated financial statements as of June 30, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions. Refer to Note 2 to the consolidated financial statements for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
A summary of the significant effects of the restatement as of June 30, 2005 is as follows:

	Quarter Ended June 30, 2005		Six-Month Period Ended June 30, 2005
	(Unaudited)		(Unaudited)
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Non-interest expenses:
Compensation and employees’ benefits	$7,366	$4,402	$13,984	$7,697
Total non-interest expenses	16,857	13,893	32,327	26,040

Income before income taxes	8,018	10,982	18,397	24,684
Net income	$7,641	$10,605	$20,691	$26,978

Income per common share:
Basic	$0.26	$0.38	$0.74	$1.00
Diluted	$0.26	$0.37	$0.72	$0.96

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2006	2005	Variance %	2006	2005	Variance %

Interest income	$56,894	$48,876	16.4%	$112,886	$96,448	17.0%
Interest expense	46,186	29,588	56.1%	86,966	56,750	53.2%

Net interest income	10,708	19,288	-44.5%	25,920	39,698	-34.7%
Provision for loan losses	947	850	11.4%	2,048	1,510	35.6%

Net interest income after provision for loan losses	9,761	18,438	-47.1%	23,872	38,188	-37.5%
Non-interest income	7,521	6,437	16.8%	16,474	12,536	31.4%
Non-interest expenses	14,784	13,893	6.4%	29,667	26,040	13.9%

Income before taxes	2,498	10,982	-77.3%	10,679	24,684	-56.7%
Income tax (benefit) expense	(21)	377	-105.6%	110	(2,294)	-104.8%

Net income	2,519	10,605	76.2%	10,569	26,978	-60.8%
Less: Dividends on preferred stock	(1,201)	(1,202)	-0.1%	(2,401)	(2,401)	0.0%

Net income available to common shareholders	$1,318	$9,403	-86.0%	$8,168	$24,577	-66.8%

Per share data:
Basic	$0.05	$0.38	-86.8%	$0.33	$1.00	-67.0%

Diluted	$0.05	$0.37	-86.5%	$0.33	$0.96	-65.6%

Average common shares outstanding	24,599	24,847	-1.0%	24,608	24,571	0.2%
Average potential common share-options	106	601	82.4%	128	1,104	-88.4%

Average shares and shares equivalents	24,705	25,448	-2.9%	24,736	25,675	-3.7%

Selected Financial Ratios:
Return on average assets (ROA)	0.22%	1.01%		0.92%	1.29%

Return on average equity (ROE)	1.94%	13.86%		7.93%	18.22%

Efficiency ratio	78.76%	53.58%		71.39%	49.52%

Expense ratio	0.60%	0.71%		0.63%	0.65%

Interest rate spread	0.70%	1.68%		0.89%	1.75%

Interest rate margin	0.96%	1.89%		1.16%	1.95%

Number of financial centers				24	23

PERIOD END BALANCES AND CAPITAL RATIOS:

	June 30,	December 31,
	2006	2005	Variance %

Investments and loans
Investment securities	$3,497,822	$3,476,767	0.6%
Loans and leases (including loans held-for-sale), net	1,153,938	903,308	27.7%
Securities sold but not yet delivered	710	44,009	-98.4%

	$4,652,470	$4,424,084	5.2%

Deposits and Borrowings
Deposits	$1,213,847	$1,298,568	-6.5%
Repurchase agreements	2,856,361	2,427,880	17.6%
Other borrowings	389,764	404,921	-3.7%
Securities purchased but not yet received	6,539	43,354	-84.9%

	$4,466,511	$4,174,723	7.0%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	272,283	273,791	-0.6%

	$340,283	$341,791	-0.4%

Capital ratios
Leverage capital	9.39%	10.13%	-7.3%

Tier 1 risk-based capital	29.60%	34.70%	-14.7%

Total risk-based capital	30.11%	35.22%	-14.5%

Common shares outstanding	24,562	24,580	-0.1%

Trust assets managed	$1,933,912	$1,875,300	3.1%
Broker-dealer assets gathered	1,172,726	1,132,286	3.6%

Assets managed	3,106,638	3,007,586	3.3%
Assets owned	4,832,662	4,546,949	6.3%

Total financial assets managed and owned	$7,939,300	$7,554,535	5.1%

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

During the quarter and six-month period ended June 30, 2006, the Group continued to implement the Oriental Way program to deliver world-class products and services, targeting the personal and commercial needs of Puerto Rico’s mid net-worth individuals, professionals and owners of small and mid-sized businesses. The results of these efforts included continued growth in commercial loans and tight control over non-interest expenses.
Change of Fiscal Year
On August 30, 2005, the Group’s Board of Directors approved an amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period was from July 1, 2005 to December 31, 2005.
Net Income
For the quarter and six-month period ended June 30, 2006, the Group’s net income available to common shareholders totaled $1.3 million and $8.2 million, respectively, compared to $9.4 million and $24.6 million in the comparable year ago periods. Earnings per common share fully diluted was $0.05 compared to $0.37 in the year-ago quarter and $0.33 compared to $0.96 in the year ago six-month period. As a result of the Group’s previously disclosed restatement, the year ago quarter and six-month period included a $3.0 million and $6.3 million reduction, respectively, in non-cash compensation expense. These reductions increased income available to common shareholders by $0.12 and $0.25 per common share fully diluted in the quarter and six-month period, respectively.
Return on Assets and Common Equity
Return on common equity (ROE) and return on assets (ROA) for the quarter and six-month period ended June 30, 2006 were 1.94%, 0.22%, 7.93% and 0.92%, respectively, which represent decreases of 86.0% and 56.5% in ROE from 13.86% and 18.22% for the quarter and six-month period ended June 30, 2005, and a decrease of 78.2% and 28.7% in ROA from 1.01% and 1.29% for the quarter and six-month period ended June 30, 2005, mainly due to reduced net income available to common shareholders.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 47.1% and 37.5% for the quarter and six-month period ended June 30, 2006, totaling $9.8 million and $23.9 million, compared with $18.4 million and $38.2 million for the same periods in the previous year. Increases of 16.4% and 17.0% in interest income for the quarter and six-month period ended June 30, 2006 as compared to same periods last year was mainly due to higher loan volume, and higher average yields on both investment securities and loans. These increases were more than offset by higher interest rates and increased volume on borrowings. Net interest margin for the June 30, 2006 quarter and six-month period was 0.96% and 1.16%, respectively compared to 1.89% and 1.95% for the quarter and six-month period. Investment yields increased despite the Group’s continued repositioning of its portfolio, shifting into short-term government securities and away from long-term, mortgage-backed securities. Interest income from commercial and consumer loans also increased on both increased volume and yields.
Non-Interest Income
Total non-interest income was $7.5 million and $16.5 million, an increase of 16.8% and 31.4% over the June 2005 quarter and six-month period, respectively. Financial service revenues totaled $4.1 million and $7.3 million compared to $3.2 million and $6.4 million in the year ago quarter and six-month period, respectively, while banking service revenues totaled $2.5 million and $4.7 million versus $2.1 million and $3.9 million in the June 2005 quarter and six-month period then ended, respectively. Investment banking revenues totaled $0.9 million and $2.6 million, versus $0.2 million and $0.3 million in the June 2005 quarter and six-month period, respectively. Mortgage banking activities totaled $0.6 million and $1.1 million, versus $1.2 million and $2.2 million in the June 2005 quarter and six-month period then ended, respectively. Combined (losses) gains from net (loss) gain on sale of securities, derivatives and other totaled ($0.5 million) and $0.8 million, versus ($0.2 million) and ($0.4 million) in the June 2005 quarter and six-month period, respectively. Improvements of both items reflect the SWAP program mark to market valuation of financial instruments put in place last year to offset partially the effect of rising rates on interest expense.
Non-Interest Expenses
Non-interest expenses totaled $14.8 million and $29.7 million, compared to $13.9 million and $26.0 million, in the June 2005 quarter and six-month period, respectively. The June 2006 quarter reflected sequential declines in compensation expense (excluding non-cash compensation reduction); advertising and business promotion expenses; professional and service fees; and other costs. Even though these expenses declined, non-interest expenses did include higher accounting fees related to the Group’s change in its fiscal year; start-up expenses related to new and expanded branches; and acceleration of amortization of existing leasehold improvements related to the Group’s May 2006 move to new corporate offices, where most non-branch operations have been consolidated for increased efficiencies. Compensation and employee benefit expense for the last year’s quarter and six-month period includes reduction in non-cash compensation expense of $3.0 million and $6.3 million, respectively, due to the Group’s previously disclosed restatement.
Income Tax Expense
The income (benefit) tax expense was ($21,000) and $110,000 for the quarter and six-month period June 30, 2006, respectively, compared to $377,000 and ($2.3 million) for the same periods ended June 30, 2005. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 43.5%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities. The tax benefit for the quarter ended June 30, 2005 takes into account, among other things, the expiration of certain tax contingencies.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At June 30, 2006, total financial assets reached $7.940 billion compared to $7.555 billion at December 31, 2005, reflecting a 5.1% increase. There was 3.3% increase in assets managed by the trust division and broker-dealer subsidiary when compared to December 31, 2005. Owned assets, the Group’s largest financial asset component, are approximately 99% owned by the Group’s banking subsidiary.
The Group’s second largest financial asset component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At June 30, 2006, total assets managed by the Group’s trust division and CPC amounted to $1.934 billion, compared to the $1.875 billion reported at December 31, 2005. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2006, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.173 billion compared to $1.132 billion as of December 31, 2005. Both financial asset components reflect the Group’s success attracting financial assets, as well as improved equity market conditions.
Interest Earning Assets
The investment portfolio amounted to $3.498 billion as of June 30, 2006, a 0.6% increase compared to $3.477 billion as of December 31, 2005, while the loan portfolio increased 27.7% to $1.154 billion as of June 30, 2006, compared to $903.3 million as of December 31, 2005. The nominal sequential change in investment securities reflects the Group’s strategy of growing loans faster than investment securities.
Mortgage loans totaled $897.2 million as of June 30, 2006, a 38.2% increase from $649.1 million at December 31, 2005, and 38.8% increase from $646.4 million a year ago. Mortgage loan production totaled $70.8 million and $134.0 million, a 9.1% and 4.6% decrease compared to the same quarter and six-month period of the prior fiscal year, excluding purchases from third party originators. Mortgage loans purchased amounted to $174.2 million and $181.8 million for the quarter and six-month period ended June 30, 2006, respectively, compared to $22.2 million and $37.8 million for the June 2005 periods.
Interest Bearing Liabilities
Deposits of $1.214 billion at June 30, 2006 decreased 6.5% compared to December 31, 2005, reflecting reduced IRA CD balances as the Group’s customers transferred funds into Oriental’s Diversified Growth IRA investment product, partially offset by the success of Oriental’s new savings account products. Borrowings at June 30, 2006 totaled $3.246 billion, an increase of 14.6% from December 31, 2005, primarily due to the Group’s use of repurchase agreements. While the Group’s long-term strategy is to use deposits rather than borrowings to fund asset growth, from time to time it is more cost effective for the Group to use repurchase agreements.
Stockholders’ Equity
Stockholders’ equity as of June 30, 2006, was $340.3 million, slightly lower than the $341.8 million as of December 31, 2005.

On August 30, 2005, the Board of Directors of the Group approved a program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. During the quarter and six-month period ended June 30, 2006, the Group repurchased 46,600 of its shares of common stock in the open market, at a total cost of $582,000.
The Group continues to be well-capitalized, with ratios significantly above regulatory capital adequacy guidelines. At June 30, 2006, Tier 1 Leverage Capital Ratio was 9.39% (more than 2.3 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 29.60% (more than 7.4 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 30.11% (more than 3.7 times the minimum of 8.00%).
Dividends
During the quarter and six-month period ended June 30, 2006, the Group declared cash dividends of $3.4 million and $1.2 million and $6.9 million and $2.4 million on its common and preferred stocks, respectively, similar to the $3.5 million and $1.2 million and $6.9 million and $2.4 million declared for the same periods a year ago.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2006	2005	in %	2006	2005	in BP	2006	2005	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$56,894	$48,876	16.4%	5.08%	4.78%	30	$4,480,608	$4,091,543	9.5%
Tax equivalent adjustment	13,051	10,523	24.0%	1.17%	1.03%	14	—	—	0.0%

Interest-earning assets — tax equivalent	69,945	59,399	17.8%	6.25%	5.81%	44	4,480,608	4,091,543	9.5%
Interest-bearing liabilities	46,186	29,588	56.1%	4.38%	3.10%	128	4,215,139	3,814,410	10.5%

Tax equivalent net interest income / spread	$23,759	$29,811	-20.3%	1.87%	2.71%	(84)	$265,469	$277,133	-4.2%

Tax equivalent interest rate margin				2.13%	2.92%	(79)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$38,251	$34,153	12.0%	4.44%	4.32%	12	$3,443,554	$3,165,901	8.8%
Investment management fees	(395)	(495)	-20.2%	-0.05%	-0.06%	1	—	—	0.0%

Total investment securities	37,856	33,658	12.5%	4.40%	4.25%	15	3,443,554	3,165,901	8.8%
Trading securities	4	5	-20.0%	7.34%	5.99%	135	218	334	-34.7%
Money market investments	723	279	159.1%	4.72%	2.97%	175	61,269	37,583	63.0%

	38,583	33,942	13.7%	4.40%	4.24%	16	3,505,041	3,203,818	9.4%

Loans:
Mortgage	13,003	11,030	17.9%	7.28%	7.05%	23	714,649	625,556	14.2%
Commercial	4,202	3,190	31.7%	7.55%	5.43%	212	222,574	235,023	-5.3%
Consumer	1,106	714	54.9%	11.54%	10.52%	102	38,344	27,146	41.3%

	18,311	14,934	22.6%	7.51%	6.73%	78	975,567	887,725	9.9%

	56,894	48,876	16.4%	5.08%	4.78%	30	4,480,608	4,091,543	9.5%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	39,897	64,573	-38.2%
Now Accounts	214	232	-7.8%	1.07%	1.05%	2	80,077	88,357	-9.4%
Savings	1,014	236	329.7%	2.87%	1.01%	186	141,139	93,705	50.6%
Certificates of Deposit	9,918	8,229	20.5%	4.12%	3.41%	71	961,794	964,839	-0.3%

	11,146	8,697	28.2%	3.65%	2.87%	78	1,222,907	1,211,474	0.9%

Borrowings:
Repurchase agreements	32,932	16,598	98.4%	5.04%	3.01%	203	2,616,058	2,202,757	18.8%
Interest rate risk management	(1,930)	819	-335.7%	-0.30%	0.15%	(45)	—	—	0.0%
Financing fees	126	166	-24.1%	0.02%	0.03%	(1)	—	—	0.0%

Total repurchase agreements	31,128	17,583	77.0%	4.76%	3.19%	157	2,616,058	2,202,757	18.8%
FHLB advances	2,248	2,001	12.3%	3.22%	2.60%	62	279,497	308,389	-9.4%
Subordinated capital notes	1,344	1,166	15.3%	7.45%	6.46%	99	72,166	72,166	0.0%
Term Notes	159	107	48.6%	4.24%	2.85%	139	15,000	15,000	0.0%
Other borrowings	161	34	373.5%	6.77%	2.98%	379	9,511	4,624	105.7%

	35,040	20,891	67.7%	4.68%	3.21%	147	2,992,232	2,602,936	15.0%

	46,186	29,588	56.1%	4.38%	3.10%	128	4,215,139	3,814,410	10.5%

Net interest income / spread	$10,708	$19,288	-44.5%	0.70%	1.68%	(98)

Interest rate margin				0.96%	1.89%	(93)

Excess of average interest-earning assets over average interest-bearing liabilities							$265,469	$277,133	-4.2%

Average interest-earning assets over average interest-bearing liabilities ratio							106.30%	107.27%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	13,617	(8,976)	4,641
Loans	$1,884	$1,493	$3,377

	15,501	(7,483)	8,018

Interest Expense:
Deposits	$325	2,124	2,449
Repurchase agreements	9,187	4,358	13,545
Other borrowings	(833)	1,437	604

	8,679	7,919	16,598

Net Interest Income	$6,822	$(15,402)	$(8,580)

25

TABLE 1A — FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTHS RERIOD ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2006	2005	in %	2006	2005	in BP	2006	2005	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$112,886	$96,448	17.0%	5.06%	4.74%	32	$4,461,132	$4,072,091	9.6%
Tax equivalent adjustment	26,773	21,244	26.0%	1.20%	1.04%	16	—	—	0.0%

Interest-earning assets — tax equivalent	139,659	117,692	18.7%	6.26%	5.78%	48	4,461,132	4,072,091	9.6%
Interest-bearing liabilities	86,966	56,750	53.2%	4.17%	2.99%	118	4,168,052	3,795,220	9.8%

Tax equivalent net interest income / spread	$52,693	$60,942	-13.5%	2.09%	2.79%	(70)	$293,080	$276,871	5.9%

Tax equivalent interest rate margin				2.36%	2.99%	(63)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$77,570	$68,671	13.0%	4.50%	4.31%	19	$3,447,122	$3,189,098	8.1%
Investment management fees	(714)	(941)	-24.1%	-0.04%	-0.06%	2	—	—	0.0%

Total investment securities	76,856	67,730	13.5%	4.46%	4.25%	21	3,447,122	3,189,098	8.1%
Trading securities	3	6	-50.0%	3.30%	3.50%	(20)	182	343	-46.9%
Money market investments	1,463	355	312.6%	4.50%	2.23%	227	65,019	31,787	104.5%

	78,322	68,091	15.0%	4.46%	4.23%	23	3,512,323	3,221,228	9.0%

Loans:
Mortgage	24,201	21,494	12.6%	6.75%	6.63%	12	716,601	648,321	10.5%
Commercial	8,298	5,560	49.2%	8.51%	6.30%	221	194,913	176,474	10.4%
Consumer	2,065	1,303	58.5%	11.08%	10.00%	108	37,295	26,068	43.1%

	34,564	28,357	21.9%	7.29%	6.67%	62	948,809	850,863	11.5%

	112,886	96,448	17.0%	5.06%	4.74%	32	4,461,132	4,072,091	9.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	40,965	59,314	-30.9%
Now Accounts	433	462	-6.4%	1.05%	1.04%	1	82,617	88,627	-6.8%
Savings	1,271	469	171.0%	2.24%	1.00%	124	113,717	93,824	21.2%
Certificates of Deposit	19,940	15,389	29.6%	4.01%	3.36%	65	993,618	916,577	8.4%

	21,644	16,320	32.6%	3.52%	2.82%	70	1,230,917	1,158,342	6.3%

Borrowings:
Repurchase agreements	60,487	30,890	95.8%	4.75%	2.76%	199	2,548,638	2,240,004	13.8%
Interest rate risk management	(3,250)	2,742	-218.5%	-0.26%	0.24%	(50)	—	—	0.0%
Financing fees	254	337	-24.6%	0.02%	0.03%	(1)	—	—	0.0%

Total repurchase agreements	57,491	33,969	69.2%	4.51%	3.03%	148	2,548,638	2,240,004	13.8%
FHLB advances	4,597	3,960	16.1%	3.15%	2.58%	57	292,213	307,383	-4.9%
Subordinated capital notes	2,641	2,273	16.2%	7.32%	6.30%	102	72,166	72,166	0.0%
Term Notes	316	194	62.9%	4.21%	2.59%	180	15,000	15,000	21.2%
Other borrowings	277	34	714.7%	6.08%	2.92%	362	9,118	2,325	155.1%

	65,322	40,430	61.6%	4.45%	3.07%	138	2,937,135	2,636,878	11.4%

	86,966	56,750	53.2%	4.17%	2.99%	118	4,168,052	3,795,220	9.8%

Net interest income / spread	$25,920	$39,698	-34.7%	0.89%	1.75%	(86)

Interest rate margin				1.16%	1.95%	(79)

Excess of average interest-earning assets over average interest-bearing liabilities							$293,080	$276,871	5.9%

Average interest-earning assets over average interest-bearing liabilities ratio							107.03%	107.30%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	28,060	(17,829)	10,231
Loans	$19,398	$(13,191)	$6,207

	47,458	(31,020)	16,438

Interest Expense:
Deposits	$3,747	1,577	5,324
Repurchase agreements	15,125	8,397	23,522
Other borrowings	(556)	1,926	1,370

	18,316	11,900	30,216

Net Interest Income	$29,142	$(42,920)	$(13,778)

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
For the quarter and six-month period ended June 30, 2006, net interest income amounted to $10.7 million and $25.9 million, respectively, a 44.5% and 34.8% decrease from $19.3 million and $39.7 million in the same period of the previous year. The decrease for the quarter reflects a 16.4% increase in interest income, due to a $15.5 million positive volume variance and a $7.5 million negative rate variance, more than offset by an increase of 56.1% in interest expense, caused by an increase of $8.7 million from borrowings volume and $7.9 million due to interest rate changes. The decrease for the six-month period reflects a 17.0% increase in interest income, due to a $47.5 million positive volume variance and a $31.0 million negative interest rate variance, offset by an increase of 53.2% in interest expense, caused by an increase of $18.3 million from borrowings volume and $11.9 million attributable to interest rate changes. Interest rate spread dropped 98 basis points, to 0.70% from 1.68% in the June 2005 quarter, and 86 basis points to 0.89% from 1.75% in the six-month period ended June 2005. This decline was due to an increase of 30 and 32 basis points, respectively, in the combined average yield of investments and loans for the quarters and six-month periods and an increase of 128 and 118 basis points, respectively, caused by an increase in the average cost of funds.
For the quarter and six-month period ended June 30, 2006, the average balance of total interest-earnings assets grew 9.5% to $4.481 billion versus $4.092 billion and 9.6% to $4.461 billion compared to $4.072 billion for the same periods of the previous year. The increase in the average balance reflects growth of 9.4% in the investment portfolio to $3.505 billion and a 9.9%in loans, to $975.6 million for the quarter, and 9.0% in the investment portfolio to $3.512 billion, and 11.5% in loans, to $948.8 million for the six-month period. Most of the dollar increase in loans came from the residential mortgage loan portfolio average balance, which increased by 14.2% to $714.6 million for the quarter ended June 30, 2006 from $625.6 million for the quarter ended June 30, 2005 and 10.5% to $716.6 million for the six-month period ended June 30, 2006 from $648.3 million a year ago.
For the quarter and six-month period ended June 30, 2006, the average yield on interest-earning assets was 5.08%and 5.06%, respectively, compared to 4.78% and 4.74% in the comparable year ago periods. Higher average yields were due to increases in both of the investments and loan portfolio yields. The investment portfolio yield increased to 4.40% in the quarter ended June 30, 2006, versus 4.24% in the corresponding year ago quarter and to 4.46% in the six-month period ended June 30, 2006, versus 4.23% in the corresponding period a year ago, due to additions of higher yield investments. The increase of 78 basis points in the yield of the loan portfolio for the quarter and 62 basis points for the six-month period was due to higher rates on mortgage, commercial and consumer loans new production reflecting higher rates on variable rate loans due to the higher interest rate environment for lending.
For the quarter and six-month period ended June 30, 2006, interest expense increased 56.1% to $46.2 million from $29.6 million for the year ago quarter and 53.2% to $87.0 million from $56.8 million for the year ago six-month period, both resulting from higher volume and rate variances due to the increased interest earnings asset portfolio.
For the quarter and six-month period ended June 30, 2006, the cost of deposits increased 78 basis points to 3.65% as compared to 2.87% in the year ago quarter and 70 basis points to 3.52% as compared to 2.82% in the year ago six-month period. The increase reflects higher average rates paid on higher balances, specifically in savings accounts. For the quarter and six-month period ended June 30, 2006, the cost of borrowings increased 147 basis points to 4.68% as compared to 3.21% in the year ago quarter and 138 basis points to 4.45% as compared to 3.07% in the year ago six-month period. The increase was mainly the result of higher average rates paid on increased volume of repurchase agreements. Repurchase agreements increased 203 basis points, to 5.04% from 3.01% for the quarter ended June 30, 2005 and 199 basis points to 4.75% as compared to 2.76% in the year ago six-month period, reflecting the effect of interest rate increases by the Board of Governors of the Federal Reserve System of 300 basis points since December 2004. The cost of repurchase agreements was offset by a 45 basis point reduction in the Group’s hedging costs for the quarter ended June 30, 2006 and 50 basis points for the six-month period, as the Group’s use of interest rate swaps in a rising interest rate environment partially offset rising borrowing costs. The cost of FHLB advances increased 62 basis points to 3.22% versus 2.60% for the quarter ended June 30, 2005, and 57 basis points to 3.15% as compared to 2.58% in the year ago six-month period.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2006	2005	Variance %	2006	2005	Variance %

Mortgage banking activities	$634	$1,168	-45.7%	$1,070	$2,241	-52.3%
Commissions and fees from broker, insurance activities	4,066	3,249	25.1%	7,317	6,419	14.0%
Investment banking revenues	852	162	425.9%	2,561	339	655.5%

Non-banking service revenues	5,552	4,579	21.2%	10,948	8,999	21.7%

Fees on deposit accounts	1,315	1,233	6.7%	2,734	2,392	14.3%
Bank service charges and commissions	656	367	78.7%	1,275	929	37.2%
Other operating revenues	540	464	16.2%	678	572	18.5%

Bank service revenues	2,511	2,064	21.6%	4,687	3,893	20.4%

Securities net gain	—	1,420	-100.0%	19	4,056	-99.5%
Trading net (loss) gain	(8)	(42)	-81.0%	21	(53)	-139.6%
Derivatives net (loss) gain	(23)	(1,866)	-98.8%	859	(4,670)	-118.4%

Securities, derivatives and trading activities	(31)	(488)	-93.6%	899	(667)	234.8%

Other income (loss)	(511)	282	-281.2%	(60)	311	-119.3%

Other non-interest income	(511)	282	-281.2%	(60)	311	-119.3%

Total non-interest income	$7,521	$6,437	16.8%	$16,474	$12,536	31.4%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance.
Non-interest income totaled $7.5 million and $16.5 million in the quarter and six-months ended June 30, 2006, respectively a 16.8% and 31.4% increase when compared to $6.4 million and $12.5 million in the same periods of the previous year. Performance in the quarter and six-months ended June 30, 2006, reflects increases in commissions and fees from brokerage investment banking, and insurance activities reflecting increased activities from the financial services area, as well as higher banking service revenues. This was partially offset by less mortgage banking activities, primarily reflecting the Group’s strategy, initiated during the quarter ended June 30, 2005, to retain more mortgages for their recurring interest income rather than selling the loans for a gain.
Non-banking service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities, is one of the principal components of non-interest income. For the quarter and six-month period ended June 30, 2006, these revenues increased 21.2% and 21.7% to $5.6 million and $10.9 million, respectively, from $4.6 million and $9.0 million for the year ago periods. Mortgage banking activities decreased 45.7%, to $634,000 from $1.2 million in the year ago quarter and 52.3%, to $1.1 million from $2.2 million in the year ago six-month period. Commissions and fees from brokerage and insurance activities increased 25.1% to $4.1 million from $3.2 million in the year ago quarter and 14.0%, to $7.3 million from $6.4 million in the year ago six-month period. Growth reflected the general improvement in the equity markets and increased underwriting activities. Investment banking revenues increased to $852,000 from $162,000 the year ago quarter and to $2.6 million from $339,000 the year ago six-month period.
Banking service revenues, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and six-month period ended June 30, 2006, these revenues increased 21.6% to $2.5 million compared to the year ago quarter and 20.4% to $4.7 million the year ago six-month period, primarily due to increase in fee income on deposit accounts, mainly overdraft fees, and the ongoing success of the Group’s product and service marketing programs. Fees on deposit accounts increased 6.7% to $1.3 million from $1.2 million in the year ago quarter and 14.3% to $2.7 million from $2.4 million in the year ago six-month period. Bank service charges and commissions increased 78.7% to $656,000 from $367,000 in the year ago quarter and 37.2% to $1.3 million from $929,000 in the year ago reflecting higher transactional volume in the Bank’s debit and credit cards.
For the quarter ended June 30, 2006, (losses) gains from securities, derivatives and trading activities was ($31,000) compared to ($488,000) for the year ago quarter and $899,000 compared to ($667,000) for the year ago six-month period. The improvement for both periods was primarily due to higher mark to market valuation of financial instruments used to partially offset the effect of rising rates on interest expense.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTER AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2006	2005	Variance %	2006	2005	Variance %

Compensation and employee benefits	$5,627	$4,402	27.8%	$11,801	$7,697	53.3%
Occupancy and equipment	2,793	3,066	-8.9%	5,682	5,532	2.7%
Advertising and business promotion	1,300	1,420	-8.5%	2,366	2,907	-18.6%
Professional and service fees	1,601	1,777	-9.9%	3,225	3,614	-10.8%
Communications	395	410	-3.7%	843	786	7.3%
Loan servicing expenses	509	430	18.4%	964	831	16.0%
Taxes, other than payroll and income taxes	573	471	21.7%	1,173	934	25.6%
Electronic banking charges	494	543	-9.0%	962	1,060	-9.2%
Printing, postage, stationery and supplies	359	207	73.4%	544	416	30.8%
Insurance, including deposits insurance	219	188	16.5%	432	375	15.2%
Other operating expenses	914	979	-6.6%	1,675	1,888	-11.3%

Total non-interest expenses	$14,784	$13,893	6.4%	$29,667	$26,040	13.9%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	38.1%	31.7%		39.8%	29.6%

Compensation to total assets	0.47%	0.41%		0.49%	0.36%

Average compensation per employee (annualized)	$42.4	$33.8		$44.6	$28.9

Average number of employees	531	521		529	532

Bank assets per employee	$9,101	$8,151		$9,177	$7,983

Total work force:				537	519

Non-interest expenses for the quarter and six-month period ended June 30, 2006, were $14.8 million and $29.7 million, respectively, compared to $13.9 million and $26.0 million in the year ago periods, with an efficiency ratio of 78.76% compared to 53.58% in the quarter ended June 30, 2005 and 71.39% compared to 49.52% for the six-month period ended June 30, 2005. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing operating expenses by the sum of its net interest income and recurring non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income.
The Group has been successful in limiting expense growth to those areas that directly contribute to increase efficiency, service quality, and profitability. Non-interest expenses increased 6.4% and 13.9%, respectively, compared to the year ago quarter and six months ended June 30, 2005, which included a non-cash compensation benefit of $3.0 million and $6.3 million, respectively, as a result of the Group’s previously disclosed restatement. Excluding the year ago non-cash compensation benefit, non interest expense declined 12.3% and 8.2%, respectively, from the comparable year ago periods.
Compensation and employee benefits, the largest non-interest expense category accounted for 38.1% and 39.8% of the total non-interest expense, for the quarter and six-month period ended June 30, 2006, respectively. Total compensation and employee benefits amounted to $5.6 million and $11.8 million, respectively, for the quarter and six-month period ended June 30, 2006, compared to $4.4 million and $11.8 million, in the comparable year ago periods, which benefited from the previously mentioned non-cash variable accounting reduction.
Occupancy and equipment expenses amounted to $2.8 million and $5.7 million, decreasing 8.9% from $3.1 million for the quarter ended June 30, 2005 and increasing 2.7% from $5.5 million for the six-month period ended June 30, 2005. The variation is mainly due to the acceleration of leasehold improvements amortization expense due to the relocation in May 2006 of the Group’s main offices to a new financial center building, where most non-branch operations have been consolidated for increased efficiencies.
Taxes, other than payroll and income taxes, increased 21.6% to $573,000 from $471,000 for the last quarter and 25.6% to $1.2 million from $934,000 for the six-month period a year ago, mainly due to the increase in revenues and income subject to volume of business tax.
The total decrease in advertising and business promotion, professional and service fees, and electronic banking charges was principally due to effective cost controls.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2006	2005	%	2006	2005	%

Beginning balance	$7,160	$6,980	2.6%	$6,630	$7,565	-12.4%
Provision for loan losses	947	850	11.4%	2,048	1,510	35.6%
Net credit losses — see Table 5	(606)	(1,335)	-54.6%	(1,177)	(2,580)	-54.4%

Ending balance	$7,501	$6,495	15.5%	$7,501	$6,495	15.5%

Selected Data and Ratios:
Outstanding gross loans at June 30,				$1,161,439	$910,099	27.6%

Recoveries to charge-offs				18.4%	9.9%	85.9%

Allowance coverage ratio
Total loans				0.65%	0.71%	-8.5%

Non-performing loans				25.55%	21.05%	21.4%

Non-mortgage non-performing loans				213.52%	139.02%	53.6%

TABLE 5 — NET CREDIT LOSSES STATISTICS
(Dollars in thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2006	2005	%	2006	2005	%

Mortgage
Charge-offs	$(178)	$(911)	-80.5%	$(377)	$(1,663)	-77.3%
Recoveries	—	—	0.0%	—	—	0.0%

	(178)	(911)	-80.5%	(377)	(1,663)	-77.3%

Commercial
Charge-offs	(196)	(170)	15.3%	(220)	(485)	-54.6%
Recoveries	76	11	590.9%	83	14	492.9%

	(120)	(159)	-24.5%	(137)	(471)	-70.9%

Consumer
Charge-offs	(389)	(378)	2.9%	(845)	(715)	18.2%
Recoveries	81	113	-28.3%	182	269	-32.3%

	(308)	(265)	16.2%	(663)	(446)	48.7%

Net credit losses
Total charge-offs	(763)	(1,459)	-47.7%	(1,442)	(2,863)	-49.6%
Total recoveries	157	124	26.6%	265	283	-6.4%

	$(606)	$(1,335)	-54.6%	$(1,177)	$(2,580)	-54.4%

Net credit losses to average outstanding (1):
Mortgage	0.10%	0.58%		0.11%	0.95%

Commercial	0.22%	0.27%		0.14%	0.53%

Consumer	3.21%	3.90%		3.56%	3.42%

Total	0.25%	0.60%		0.25%	0.61%

Average loans:
Mortgage	$714,649	$625,556	14.2%	$716,601	$648,321	10.5%
Commercial	222,574	235,023	-5.3%	194,913	176,474	10.4%
Consumer	38,344	27,146	41.3%	37,295	26,068	43.1%

Total	$975,567	$887,725	9.9%	$948,809	$850,863	11.5%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
(Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2006	2005	%	2005

Allowance for loan losses breakdown:
Mortgage	$3,463	$3,185	8.7%	$3,167
Commercial	1,721	1,723	-0.1%	1,714
Consumer	2,088	1,417	47.4%	1,335
Unallocated allowance	229	305	-24.9%	279

	$7,501	$6,630	13.1%	$6,495

Allowance composition:
Mortgage	46.2%	48.0%		48.7%
Commercial	22.9%	26.0%		26.4%
Consumer	27.8%	21.4%		20.6%
Unallocated allowance	3.1%	4.6%		4.3%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and six-month period ended June 30, 2006, totaled $947,000, an 11.4% increase from the $850,000 reported for the same quarter of the previous year, and $2.0 million, an 35.6% increase from the $1.5 million reported for the same six-month period of the previous year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first six months of the current year was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and six-month period decreased 54.6%, from $1.3 million in the quarter ended June 30, 2005, to $606,000 in the quarter ended June 30, 2006 and 54.4%, from $2.6 million in the six-month period ended June 30, 2005, to $1.2 million in the six-month period ended June 30, 2006. The decreases were primarily due to reductions in net credit losses for mortgage of $729,000 for the quarter and $1.4 million for the six-month period, respectively, when compared to the same periods in the previous year. For the quarter and six-month period of the current year, the net credit losses average ratio was 0.25% for both periods, compared to 0.60% and 0.61%, respectively reported for the same periods of the prior fiscal year. Non-performing loans of $29.4 million as of June 30, 2006 were 4.8% lower than the $30.9 million as of June 30, 2005, and 3.3% higher than the $28.4 million reported as of December 31, 2005 (Table 9).
At June 30, 2006, the Group’s allowance for loan losses amounted to $7.5 million (0.65% of total loans) compared to $6.6 million (0.73% of total loans) reported at December 31, 2005. Consumer and mortgage loan allowances increased by 47.4% and 8.7%, or $671,000 and $278,000, respectively, when compared with balances recorded at December 31, 2005. Commercial loans allowance decreased 0.1% or $2,000, when compared to December 31, 2005. Unallocated allowance decreased 25.0%, or $76,000, when compared to December 31, 2005.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At June 30, 2006, the total investment in impaired loans was $1.8 million, a 50% reduction from the $3.6 million at December 31, 2005, mainly due to certain commercial loans collected during the quarter ended June 30, 2006. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
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
2.	Other information including underwriting standards, economic trends and unusual events
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating possible loan losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2006	2005	%	2005

Investments:
Mortgage-backed securities	$1,993,034	$1,961,285	1.6%	$1,959,760
U.S. Government and agency obligations	1,258,975	1,251,058	0.6%	1,029,980
P.R. Government and agency obligations	82,474	90,333	-8.7%	108,968
Other investment securities	109,348	90,609	20.7%	66,023
Short-term investments	35,722	63,480	-43.7%	39,791
FHLB stock	18,269	20,002	-8.7%	27,058

	3,497,822	3,476,767	0.6%	3,231,580

Loans:
Mortgage	884,671	637,318	38.8%	735,971
Commercial, mainly secured by real estate	227,744	227,846	0.0%	129,670
Consumer	39,460	35,828	10.1%	30,282

Loans receivable	1,151,875	900,992	27.8%	895,923
Allowance for loan losses	(7,501)	(6,630)	13.1%	(6,495)

Loans receivable, net	1,144,374	894,362	28.0%	889,428
Mortgage loans held for sale	9,564	8,946	6.9%	17,963

Total loans receivable, net	1,153,938	903,308	27.7%	907,391

Securities sold but not yet delivered	710	44,009	-98.4%	1,034

Total securities and loans	4,652,470	4,424,084	5.2%	4,140,005

Other assets:
Cash and due from banks	35,237	13,789	155.5%	14,892
Accrued interest receivable	31,313	29,067	7.7%	23,735
Premises and equipment, net	17,358	14,828	17.1%	15,269
Deferred tax asset, net	14,861	12,222	21.6%	6,191
Foreclosed real estate, net	4,379	4,802	-8.8%	4,186
Other assets	77,044	48,157	60.0%	46,374

Total other assets	180,192	122,865	46.7%	110,647

Total assets	$4,832,662	$4,546,949	6.3%	$4,250,652

Investment portfolio composition:
Mortgage-backed securities	56.9%	56.4%		60.6%
U.S. Government and agency obligations	36.0%	36.0%		31.9%
P.R. Government and agency obligations	2.4%	2.6%		3.4%
FHLB stock, short term investments and debt securities	4.7%	5.0%		4.1%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage	77.0%	71.0%		82.5%
Commercial, mainly secured by real estate	19.6%	25.0%		14.2%
Consumer	3.4%	4.0%		3.3%

	100.0%	100.0%		100.0%

At June 30, 2006, the Group’s total assets amounted to $4.833 billion, an increase of 6.3%, when compared to $4.547 billion at December 31, 2005. At June 30, 2006, interest-earning assets were $4.652 billion, a 5.2% increase compared to $4.424 billion at December 31, 2005.
Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At June 30, 2006, the investment portfolio increased 0.6% to $3.498 billion, from $3.477 billion as of December 31, 2005. The increase reflects additional mortgage-backed securities investments. The Group maintains its strategy in a rising interest rate environment of investing in fixed and variable rate, short-term and medium-term government securities, and the sale of long-term mortgage-backed securities.

At June 30, 2006, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 27.7% to $1.154 billion when compared to $903.3 million at December 31, 2005. This was principally due to increased production and purchases of mortgage and commercial loans. Mortgage and consumer loans grew by 38.8% and 10.1%, respectively, to $884.7 million and $39.5 million, when compared to $637.3 million and $35.8 million at December 31, 2005. Such increases reflect the Group’s strategy to expand its loan portfolios. During the quarter and six-month period ended June 30, 2006, total loan production amounted to $262.2 million and $354.9, respectively, an increase of 118.0% and 26.7% over the year ago periods. During the quarter and six-month period ended June 30, 2006, the Group purchased $174.2 million and $181.8 million, respectively in real estate mortgage loans. During the six-month ended June 30, 2005, the Group granted $46.8 million in a commercial real estate loan backed by real estate mortgages.
TABLE 8 — NON-PERFORMING ASSETS
(Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2006	2005	%	2005

Non-performing assets:
Non- Accruing Loans	$15,096	$18,986	-20.5%	$21,859
Accruing Loans	14,264	9,447	60.0%	8,997

Total Non-performing loans	29,360	28,433	3.3%	30,856
Foreclosed real estate	4,379	4,802	-8.8%	4,186

	$33,739	$33,235	1.5%	$35,042

Non-performing assets to total assets	0.70%	0.73%		0.83%

TABLE 9 — NON-PERFORMING LOANS
(Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2006	2005	%	2005

Non-performing loans:
Mortgage	$25,847	$23,535	9.8%	$26,184
Commercial, mainly secured by real estate	2,930	4,600	-36.3%	4,549
Consumer	583	298	95.6%	123

Total	$29,360	$28,433	3.3%	$30,856

Non-performing loans composition:
Mortgage	88.0%	82.8%		84.9%
Commercial, mainly secured by real estate	10.0%	16.2%		14.7%
Consumer	2.0%	1.0%		0.4%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans	2.53%	3.12%	-18.9%	3.39%

Total assets	0.61%	0.63%	-3.2%	0.73%

Total capital	8.63%	8.32%	3.7%	9.11%

At June 30, 2006, the Group’s non-performing assets totaled $33.7 million (0.70% of total assets) versus $33.2 million (0.73% of total assets) at December 31, 2005. Foreclosed real estate properties decreased 8.8% to $4.4 million, when compared to $4.8 million reported as of December 31, 2005.
Non-performing consumer loans increased to $583,000 as of June 30, 2006, from $298,000 as of December 31, 2005, mainly due to the higher charge-offs due to current economical conditions. Non-performing mortgage loans increased 9.8% to $25.8 million as of June 30, 2006, when compared to December 31, 2005 non-performing level of $23.5 million, and non-performing commercial loans decreased by 36.3% to $2.9 million as of June 30, 2006 compared to $4.6 million at December 31, 2005.

At June 30, 2006, the allowance for loan losses to non-performing loans coverage ratio was 25.55%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2006, the Group’s non-performing mortgage loans totaled $25.8 million (88.0% of the Group’s non-performing loans), a 9.8% increase from the $23.5 million (82.8% of the Group’s non-performing loans) reported at December 31, 2005. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2006, the Group’s non-performing commercial loans amounted to $2.9 million (10.0% of the Group’s non-performing loans), a 36.3% decrease from $4.6 million reported at December 31, 2005 (16.2% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2006, the Group’s non-performing consumer loans amounted to $583,000 (2.0% of the Group’s total non-performing loans), which increased from the $298,000 reported at December 31, 2005 (1% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.
At June 30, 2006, the Group’s total liabilities were $4.492 billion, 6.8% higher than the $4.205 billion reported at December 31, 2005. Deposits and borrowings, the Group’s funding sources, amounted to $4.460 billion at June 30, 2006, an increase of 8.0% when compared to $4.131 billion reported at December 31, 2005. At June 30, 2006, borrowings represented 73% of interest-bearing liabilities and deposits represented 27%, versus 69% and 31%, respectively, at December 31, 2005.
Borrowings is the Group’s largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At June 30, 2006, borrowings amounted to $3.246 billion, 14.6% greater than the $2.833 billion at December 31, 2005, mainly due to an increase of 17.6% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolios.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $285.5 million at June 30, 2006, and $313.3 million at December 31, 2005. The Group has the capacity to expand FHLB funding up to a maximum of $288.6 million based on the current $18.3 million capital contribution by the Group to the FHLB.
At June 30, 2006, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.214 billion, down 6.5%, compared to the $1.299 billion reported as of December 31, 2005. Deposits reflected a quarterly decrease of 15.5% in certificates of deposit, to $896.6 million primarily due to a decrease in brokered deposits, partially offset by an increase in savings accounts of 107.0%, to $171.0 million as of June 30, 2006 from $82.6 million as of December 31, 2005.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	June 30,	December 31,
	2006	2005	Variance %	June 30, 2005
Deposits:
Non-interest bearing deposits	$62,266	$61,473	1.3%	$62,205
Now accounts	78,970	85,119	-7.2%	89,930
Savings accounts	171,030	82,640	107.0%	93,920
Certificates of deposit	896,571	1,061,401	-15.5%	1,002,908

	1,208,837	1,290,633	-6.3%	1,248,963
Accrued interest payable	5,010	7,935	-36.9%	3,934

	1,213,847	1,298,568	-6.5%	1,252,897

Borrowings:
Repurchase agreements	2,856,361	2,427,880	17.6%	2,191,756
Advances from FHLB	285,500	313,300	-8.9%	300,000
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000
Federal funds purchased and other short term borrowings	17,098	4,455	283.8%	12,310

	3,246,125	2,832,801	14.6%	2,591,232

Total deposits and borrowings	4,459,972	4,131,369	8.0%	3,844,129
Securities purchased but not yet received	6,539	43,354	-84.9%	22,772
Other liabilities	25,868	30,435	-15.0%	42,584

Total liabilities	$4,492,379	$4,205,158	6.8%	$3,909,485

Deposits portfolio composition percentages:
Non-interest bearing deposits	5.2%	4.8%		5.0%
Now accounts	6.5%	6.6%		7.2%
Savings accounts	14.1%	6.4%		7.5%
Certificates of deposit	74.2%	82.2%		80.3%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	88.0%	85.7%		84.6%
Advances from FHLB	8.8%	11.1%		11.6%
Subordinated capital notes	2.2%	2.5%		2.8%
Term notes	0.5%	0.5%		0.6%
Federal funds purchased and other short term borrowings	0.5%	0.2%		0.4%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$2,856,361	$2,427,880		$2,191,756

Daily average outstanding balance	$2,548,638	$2,270,145		$2,174,312

Maximum outstanding balance at any month-end	$2,856,361	$2,427,880		$2,398,861

Stockholders’ Equity
Stockholders’ equity as of June 30, 2006 was $340.3 million, a 0.4% decrease from $341.8 million as of December 31, 2005. This decrease reflects dividend payments and stock repurchased under the Group’s stock repurchase program, partially offset by the impact of earnings retention and the improvement in derivatives valuation from December 31, 2005.
On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market of up to $12.1 million of its outstanding shares of common stock. The program superseded the program established in March 2003. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. The shares of common stock so repurchased are to be held by the Group as treasury shares. During the quarter and six-month period ended June 30, 2006, the Group purchased 46,600 of its shares of common stock in the open market, at a total cost of $582,000, under such program.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2006, the Group’s market capitalization for its outstanding common stock was $313.6 million ($12.76 per share).

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
The following are the consolidated capital ratios of the Group at June 30, 2006 and December 31, 2005:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	June 30,	December 31,	Variance	June 30,
	2006	2005	%	2005
Capital data:
Stockholders’ equity	$340,283	$341,791	-0.4%	$338,755

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.39%	10.13%	-7.3%	10.59%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$435,973	$447,669	-2.6%	$445,131

Minimum Tier 1 Capital Required	$185,712	$176,790	5.0%	$168,080

Tier 1 Risk-Based Capital Ratio	29.60%	34.70%	-14.7%	36.97%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$435,973	$447,669	-2.6%	$445,131

Minimum Tier 1 Risk-Based Capital Required	$58,912	$51,602	14.2%	$48,163

Total Risk-Based Capital Ratio	30.11%	35.22%	-14.5%	37.51%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$443,474	$454,299	-2.4%	$451,626

Minimum Total Risk-Based Capital Required	$117,825	$103,204	14.2%	$96,327

Stock data:
Outstanding common shares, net of treasury	24,562	24,580	0.0%	24,876

Book value	$11.09	$11.14	-0.5%	$10.88

Market Price at end of period	$12.76	$12.36	3.2%	$15.26

Market capitalization	$313,615	$303,809	3.2%	$379,608

	June 30,	June 30,	Variance
	2006	2005	%
Common dividend data:
Cash dividends declared	$6,889	$6,940	-0.7%

Cash dividends declared per share	$0.28	$0.28	0.0%

Payout ratio	84.34%	28.24%	198.7%

Dividend yield	4.24%	2.57%	65.0%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three periods. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
2006
June 30, 2006	$13.99	$11.96	$0.14

March 31, 2006	$14.46	$12.41	$0.14

2005
December 31, 2005	$13.12	$10.16	$0.14

September 30, 2005	$15.98	$11.91	$0.14

June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

2004
December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004	$26.64	$22.76	$0.13

June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset/liability management is the responsibility of the ALCO, which is composed of members of the Group’s senior management. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process. In addition, ALCO oversees the Group’s sources, uses and pricing of funds.
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
The Group generally uses interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying unaudited consolidated financial statements for more information related to the Group’s swaps, including derivatives used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index.
During the quarter and six-month period ended June 30, 2006, (losses) gains of ($23,000) and $859,000, respectively, compared to ($1.9 million) and ($4.7 million) for the same periods a year ago, were charged to earnings and reflected as “Derivatives Activities” in the consolidated statements of income. For the quarter and six-month period ended June 30, 2006 unrealized gains of $8.1 million and $18.0 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At June 30, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $20.3 million and $2.5 million, as of June 30, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $26.0 million and $22.1 million, respectively also presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability of $24.6 million and $21.1 million, respectively, recorded in deposits.
The Group’s ALCO decided in July 2006 to unwind interest rate swaps with an aggregate notional amount of $640 million, which had been designated as cash flow hedges and had maturity dates ranging from September 2010 to December 2010. Management concluded that it was beneficial to Oriental to lock-in the fair value of these swaps at approximately $11 million. The net gain of $11 million on this transaction will continue to be included in other comprehensive income, and will be reclassified into earnings during the originally remaining term of the swaps, starting in the September 2006 quarter and through December 2010, by reducing the interest expense on borrowings.
The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rates, affecting interest-sensitive assets and liabilities. The hypothetical rate scenarios as of June 30, 2006 consider a gradual change of plus and minus 200 basis points during a forecasted twelve-month period. The hypothetical rate scenarios as of December 31, 2005 consider a gradual change of plus 200 and minus 100 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

(Dollars in thousands)
Change in	Expected	Amount	Percent
Interest rate	NII	Change	Change

June 30, 2006:
Base Scenario
Flat	$34,805	$—	0.0%

+ 200 Basis points	$13,395	$(21,410)	-61.5%

- 200 Basis points	$59,085	$24,280	69.8%

December 31, 2005:
Base Scenario
Flat	$56,798	$—	0.0%

+ 200 Basis points	$38,043	$(18,755)	-33.0%

- 100 Basis points	$65,168	$8,370	14.7%

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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of June 30, 2006, the Group had approximately $313.7 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 9.39% average equity capital base, provide a stable funding base.
In addition to core deposit funding, the Bank also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2006, the Group has an additional borrowing capacity with the FHLB of $3.1 million.
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
As of June 30, 2006, the Bank had line of credit agreement with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the six-month period ended June 30, 2006 and December 31, 2005 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
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
Changes in statutes and regulations, including tax laws and rules
The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities, and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of its international banking entities. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have an effect on the Group’s results of operations and financial condition.
Puerto Rico international banking entities, or IBEs, are currently exempt from taxation under Puerto Rico law. The IBE Act, as amended, imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank if the IBE’s net income exceeds 20 percent of the bank’s net income in taxable years commencing on July 1, 2005 and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
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
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41, known as the “Act for the Educational Future of the Puerto Rican Children.” This law imposes an additional tax of 2.5% on taxable net income. This law is applicable to all corporations and partnerships with a taxable net income over $20,000, according to part (a) of Section 1015 of the Puerto Rico Internal Revenue Code of 1994, as amended. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. Although the effectiveness of this law was subject to the final approval of the Legislature’s Joint Resolution No. 445, concerning the Commonwealth’s General Budget of the 2005-2006 fiscal year, which Joint Resolution was vetoed by the Puerto Rico Governor, the Puerto Rico Treasury Department has taken the position that the law is in effect.

On October 20, 2005, the Puerto Rico Legislature approved a new tax bill. This bill imposes an additional tax of 1% on the net taxable income of banks. This bill is applicable to all banking corporations covered under the Puerto Rico Banking Act of 1933, as amended. The additional funds expected to be obtained from this tax will be assigned to the Department of Education of Puerto Rico. The additional tax is effective for the tax years commencing after June 30, 2005 and ending on or before December 31, 2006.
On May 13, 2006, the Puerto Rico Governor signed into law Act No. 89, which amends the Puerto Rico Internal Revenue Code of 1994, as amended, to impose an additional tax of 2% on the taxable income exceeding $20,000 of banking corporations covered under the Puerto Rico Banking Act of 1933, as amended. The law is effective for taxable years beginning after December 31, 2005 and ending on or before December 31, 2006. This additional tax imposition is not expected to have a material effect on the Group’s consolidated operational results due to the tax exempt composition of the Group’s investments.
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
Internal Control over Financial Reporting
During the quarter ended June 30, 2006, the Group enhanced its internal controls to address the material weaknesses identified in management’s report on internal control over financial reporting included in the Group’s Form 10-K for the transition period ended December 31, 2005. Specifically, the Group has strengthened its review and documentation procedures over significant non-routine transactions in order to identify and consider all relevant terms and conditions for the proper accounting treatment. These enhanced controls have been applied to certain non-routine transactions that have taken place during and after the quarter ended June 30, 2006, and their operating effectiveness has been tested accordingly. The Group will continue to monitor the design and operating effectiveness of these controls as part of the current year’s management assessment of internal controls over financial reporting.
PART — II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts, and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specific sum can be anticipated as they are subject to the discretion of the court. To date, the court has not scheduled this new trial.
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
Item 1A. RISK FACTORS
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Group’s Form 10-K for the transition period ended December 31, 2005.
Puerto Rico’s current economic condition may have an adverse effect in our loan portfolio and other revenue sources
The economic uncertainty that exists in Puerto Rico, our primary market, caused in part by the disagreements of the legislative and executive branches of the Puerto Rico government regarding the tax and fiscal reform and the budget approval, has resulted in an economic slowdown in the Island. Also, increases in the price of petroleum and other consumer goods and services, coupled with a recently approved sales tax of 7%, are additional concerns impacting the Island’s economic situation. Puerto Rico economic growth remains subdued, with an apparent reduction in private sector employment. Tax and fiscal reforms were recently signed into law by the Puerto Rico government, including the government’s budget for fiscal year 2007.
The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of our loan portfolios, as delinquency rates may increase in the short-term, until the economy stabilizes. Also, potential reduction in consumer spending may also impact growth in our other interest and non-interest revenue sources.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)	None

b)	Not applicable

c)	Purchases of equity securities by the issuer and affiliated purchasers
On August 30, 2005, the Board of Directors of the Group approved a program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. During May 2006, the Group purchased 46,600 of its shares of common stock in the open market, at an average price of $12.50, for a total cost of $582,000. The approximate dollar value of shares that may yet be purchased under this program amounted to $10.3 million at June 30, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     None

Item 5. OTHER INFORMATION
a)	None

b)	None
Item 6. EXHIBITS

10.1	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodriguez

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández José Rafael Fernández President and Chief Executive Officer	Dated: October 17, 2006

By:	/s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: October 17, 2006