Form 10-Q
period 2006-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2006-11-14
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
24,437,163 common shares ($1.00 par value per share)
outstanding as of October 31, 2006

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
The Group wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based on management’s current expectations, and to advise readers that various factors, including local regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive, and regulatory factors, legislative changes and accounting pronouncements, could affect the Group’s financial performance and could cause the Group’s actual results for future periods to differ materially from those anticipated or projected. The Group does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART — I FINANCIAL INFORMATION
ITEM — I FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
     (In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$14,734	$13,789
Money market investments	19,318	3,480

Cash and cash equivalents	34,052	17,269

Investments:
Time deposits with other banks	5,000	60,000

Trading securities, at fair value with amortized cost of $349 (December 31, 2005 - $144)	347	146

Investment securities available-for-sale, at fair value with amortized cost of $1,058,283 (December 31, 2005 - $1,069,649)
Securities pledged that can be repledged	788,508	558,719
Other investment securities	246,824	488,165

Total investment securities available-for-sale	1,035,332	1,046,884

Investment securities held-to-maturity, at amortized cost with fair value of $2,141,020 (December 31, 2005 - $2,312,832)
Securities pledged that can be repledged	1,936,372	1,917,805
Other investment securities	246,240	428,450

Total investment securities held-to-maturity	2,182,612	2,346,255

Federal Home Loan Bank (FHLB) stock, at cost	12,847	20,002

Total investments	3,236,138	3,473,287

Securities sold but not yet delivered	87,487	44,009

Loans:
Mortgage loans held-for-sale, at lower of cost or market	8,582	8,946
Loans receivable, net of allowance for loan losses of $7,645 (December 31, 2005 - $6,630)	1,169,869	894,362

Total loans, net	1,178,451	903,308

Accrued interest receivable	28,661	29,067
Premises and equipment, net	19,797	14,828
Deferred tax asset, net	12,698	12,222
Foreclosed real estate	3,825	4,802
Other assets	61,221	48,157

Total assets	$4,662,330	$4,546,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$136,717	$146,623
Savings accounts	213,042	82,641
Certificates of deposit	943,683	1,069,304

Total deposits	1,293,442	1,298,568

Borrowings:
Federal funds purchased and other short term borrowings	45,070	4,455
Securities sold under agreements to repurchase	2,692,173	2,427,880
Advances from FHLB	165,000	313,300
Term notes	15,000	15,000
Subordinated capital notes	72,166	72,166

Total borrowings	2,989,409	2,832,801

Securities purchased but not yet received	702	43,354
Accrued expenses and other liabilities	27,064	30,435

Total liabilities	4,310,617	4,205,158

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,378,732 shares issued (December 31, 2005 - 25,350,125 shares)	25,379	25,350
Additional paid-in capital	208,670	208,454
Legal surplus	37,523	35,863
Retained earnings	49,702	52,340
Treasury stock, at cost 868,322 shares (December 31, 2005 - 770,472 shares)	(11,521)	(10,332)
Accumulated other comprehensive loss, net of tax of $1,314 (December 31, 2005 - $1,810)	(26,040)	(37,884)

Total stockholders’ equity	351,713	341,791

Total liabilities and stockholders’ equity	$4,662,330	$4,546,949

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
  (In thousands, except per share data)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Interest income:
Loans	$20,819	$15,218	$55,384	$43,575
Mortgage-backed securities	26,030	21,655	74,416	69,055
Investment securities	13,715	13,265	42,188	33,601
Short term investments	301	675	1,764	1,031

Total interest income	60,865	50,813	173,752	147,262

Interest expense:
Deposits	11,931	9,589	33,575	25,909
Securities sold under agreements to repurchase	36,035	20,132	93,525	54,101
Advances from FHLB, term notes and other borrowings	2,551	2,551	7,741	6,739
Subordinated capital notes	1,395	1,213	4,036	3,487

Total interest expense	51,912	33,485	138,877	90,236

Net interest income	8,953	17,328	34,875	57,026
Provision for loan losses	870	951	2,918	2,461

Net interest income after provision for loan losses	8,083	16,377	31,957	54,565

Non-interest income:
Financial service revenues	3,986	3,919	11,303	10,515
Banking service revenues	2,025	2,244	6,712	6,064
Investment banking revenues	592	5	3,153	167
Net gain (loss) on:
Mortgage banking activities	1,122	1,068	2,191	3,310
Securities available-for-sale	2,174	341	2,193	2,864
Derivatives	(1,571)	(50)	(713)	(3,188)
Trading securities	281	4	303	(49)
Other	1,276	294	1,216	680

Total non-interest income, net	9,885	7,825	26,358	20,363

Non-interest expenses:
Compensation and employee benefits	6,241	6,260	18,042	13,955
Occupancy and equipment	2,867	2,976	8,549	8,508
Advertising and business promotion	1,148	1,350	3,514	4,257
Professional and service fees	1,804	1,693	5,029	5,307
Communication	419	413	1,261	1,199
Loan servicing expenses	525	446	1,490	1,277
Taxes, other than payroll and income taxes	440	597	1,613	1,531
Electronic banking charges	489	388	1,451	1,448
Printing, postage, stationery and supplies	259	259	803	676
Insurance	220	185	652	560
Other	733	823	2,409	2,714

Total non-interest expenses	15,145	15,390	44,813	41,432

Income before income taxes	2,823	8,812	13,502	33,496
Income tax expense (benefit)	446	391	557	(1,903)

Net income	2,377	8,421	12,945	35,399
Less: Dividends on preferred stock	(1,200)	(1,200)	(3,601)	(3,601)

Income available to common shareholders	$1,177	$7,221	$9,344	$31,798

Income per common share:
Basic	$0.05	$0.29	$0.38	$1.28

Diluted	$0.05	$0.29	$0.38	$1.25

Average common shares outstanding	24,564	24,926	24,600	24,791
Average potential common shares-options	97	351	124	714

	24,661	25,277	24,724	25,505

Cash dividends per share of common stock	$0.14	$0.14	$0.42	$0.42

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (In thousands)

	Nine-Month Period Ended September 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2006	2005
		(As Restated)
Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,350	24,601
Stock options exercised	29	720

Balance at end of period	25,379	25,321

Additional paid-in capital:
Balance at beginning of period — as previously reported		186,405
Prior period adjustment		13,241

Balance at beginning of period — as restated	208,454	199,646
Stock-based compensation expense	16	10,928
Stock options exercised	200	2,129
Common stock issuance cost	—	(8)

Balance at end of period	208,670	212,695

Legal surplus:
Balance at beginning of period	35,863	31,280
Transfer from retained earnings	1,660	3,636

Balance at end of period	37,523	34,916

Retained earnings:
Balance at beginning of period — as previously reported		59,884
Prior period adjustment		(28,203)

Balance at beginning of period — as restated	52,340	31,681
Net income	12,945	35,399
Cash dividends declared on common stock	(10,322)	(10,410)
Cash dividends declared on preferred stock	(3,601)	(3,601)
Transfer to legal surplus	(1,660)	(3,636)

Balance at end of period	49,702	49,433

Treasury stock:
Balance at beginning of period	(10,332)	(91)
Stock used to match defined contribution plan 1165(e)	171	251
Stock purchased	(1,360)	(8,191)

Balance at end of period	(11,521)	(8,031)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(37,884)	(37,023)
Other comprehensive income for the period, net of tax	11,844	1,121

Balance at end of period	(26,040)	(35,902)

Total stockholders’ equity	$351,713	$346,432

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (In thousands)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
COMPREHENSIVE INCOME	2006	2005	2006	2005
		(As Restated)		(As Restated)
Net income	$2,377	$8,421	$12,945	$35,399

Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale arising during the period	25,039	(8,978)	3,689	(17,250)
Realized gain on investment securities available-for-sale included in net income	(2,174)	(341)	(2,193)	(2,864)
Unrealized gain (loss) on derivatives designated as cash flows hedges arising during the period	(18,454)	11,006	10,131	17,629
Realized loss on derivatives designated as cash flow hedges included in net income	1,571	50	713	3,188
Income tax effect related to unrealized loss (gain) on securities available-for-sale	(2,067)	744	(496)	418

Other comprehensive income for the period, net of tax	3,915	2,481	11,844	1,121

Comprehensive income	$6,292	$10,902	$24,789	$36,520

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (In thousands)

	Nine-Month Period Ended September 30,
	2006	2005
		(As Restated)
Cash flows from operating activities:
Net income	$12,945	$35,399

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(1,006)	(1,420)
Amortization of premiums, net of accretion of discounts on investment securities	1,317	7,679
Depreciation and amortization of premises and equipment	3,998	4,738
Deferred income tax expense (benefit)	(972)	159
Equity in earnings of investment in limited liability partnership	(658)	(466)
Provision for loan losses	2,918	2,461
Stock-based compensation (benefit)	16	(6,281)
Loss (gain) on:
Sale of securities available-for-sale	(2,193)	(4,397)
Mortgage banking activities	(2,191)	(3,309)
Derivatives	713	4,720
Sale of foreclosed real estate	(169)	—
Sale of premises and equipment	(253)	—
Originations of loans held-for-sale	(62,434)	(155,129)
Proceeds from sale of loans held-for-sale	28,963	37,018
Net decrease (increase) in:
Trading securities	(201)	927
Accrued interest receivable	406	(4,889)
Other assets	(4,810)	(8,572)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	231	11,270
Other liabilities	(993)	10,556

Net cash used in operating activities	(24,373)	(69,536)

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks	55,000	(60,000)
Purchases of:
Investment securities available-for-sale	(443,229)	(735,767)
Investment securities held-to-maturity	(6,500)	(336,399)
Equity options and put options	—	(902)
Maturities and redemptions of:
Investment securities available-for-sale	26,490	423,948
Investment securities held-to-maturity	170,049	217,588
FHLB stock	7,155	1,102
Proceeds from sales of:
Investment securities available-for-sale	380,653	514,837
Foreclosed real estate	2,522	2,965
Premises and equipment	2,644	3,355
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(342,782)	(227,199)
Principal repayment of loans	63,987	174,583
Additions to premises and equipment	(11,358)	(4,138)

Net cash used in investing activities	(95,369)	(26,027)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(3,084)	223,243
Securities sold under agreements to repurchase	262,177	(128,979)
Federal funds purchased	40,615	11,641
Proceeds from:
Advances from FHLB	2,977,225	1,508,071
Exercise of stock options, net	229	2,849
Repayments of advances from FHLB	(3,125,525)	(1,508,071)
Common stock used to match defined contribution plan 1165(e)	171	(7,819)
Repurchase of treasury stock	(1,360)	—
Dividends paid on common and preferred stocks	(13,923)	(14,010)

Net cash provided by financing activities	136,525	86,925

Net change in cash and cash equivalents	16,783	(8,638)
Cash and cash equivalents at beginning of period	17,269	34,955

Cash and cash equivalents at end of period	$34,052	$26,317

Cash and cash equivalents include:
Cash and due from banks	$14,734	$15,930
Money market investments	19,318	10,387

	$34,052	$26,317

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$142,560	$78,965

Income taxes paid	$82	$1,108

Mortgage loans securitized into mortgage-backed securities	$36,023	$71,226

Investment securities available for sale transferred to held to maturity	$—	$60,460

Securities sold but not yet delivered	$43,478	$707

Securities and loans purchased but not yet received	$42,652	$100,000

Transfer from loans to foreclosed real estate	$1,376	$2,972

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated financial condition as of September 30, 2006 and December 31, 2005, and the results of operations, and the cash flows for the nine-month periods ended September 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005 has been derived from the Group’s audited consolidated financial statements. The results of operations and cash flows for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
Nature of Operations
Oriental is a diversified, publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four wholly-owned subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”), and Caribbean Pension Consultants, Inc. (located in Boca Raton, Florida). The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 9 to the unaudited consolidated financial statements present further information about the operations of the Group’s business segments.
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 43.5% as of September 30, 2006, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entities.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of September 30, 2006, a valuation allowance of approximately $2.0 million was recorded to offset deferred tax assets from loss carry forwards that the Group considers will not be realized in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
On August 1, 2005 the Puerto Rico Legislature approved Act No. 41 that imposes an additional tax of 2.5% on taxable income exceeding $20,000. The law is effective for tax years beginning after December 31, 2004 and ending on or before December 31, 2006. This additional tax imposition did not have a material effect on the Group’s consolidated operational results for the nine-month period ended September 30, 2006 due to the tax exempt composition of the Group’s investments.
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
On May 16, 2006, the Puerto Rico Governor also signed into law Act No. 98 to impose a one-time 5% extraordinary tax that is imposed on an amount equal to the net taxable income of non-exempt corporations and partnerships for the last taxable year ended on or before December 31, 2005. On July 31, 2006 Act No. 137 was signed into law to amend various provisions of Act No. 98. The payment of this extraordinary tax constitutes, in effect, a prepayment, as the taxpayer will be allowed to credit the amount so paid against its Puerto Rico income tax liability for taxable years beginning after July 31, 2006 provided the credit claimed in any taxable year does not exceed 25% of the extraordinary tax paid. Since the Group and its subsidiaries did not generate net taxable income for the year 2005, this additional tax imposition did not apply and, therefore, it did not affect on the Group’s consolidated operational results.
Stock Option Plans
At September 30, 2006, the Group had three stock-based employee compensation plans: the 1996, 1998, and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.
Up to June 30, 2005, the Group accounted for its stock compensation award plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Compensation expense for option awards with traditional terms was generally recognized for any excess of the quoted market price of the Group’s stock at measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected for the awards with traditional terms as the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”), an interpretation of APB 25, clarifies aspects of accounting for compensation related to stock appreciation rights and other variable stock option or award plans. With regards to stock option awards with anti-dilution provisions, where the terms are such that the number of shares that the employee is entitled to receive and the purchase price depends on events occurring after the date of the grant, compensation is measured at the end of each period as the amount by which the quoted market value of the shares of the enterprise’s stock covered by a grant exceeds the option price and is accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur.
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
The Group recorded approximately $16,000 during the nine-month period ended September 30, 2006 related to compensation expense for options issued subsequent to the adoption of SFAS 123R. The remaining unrecognized compensation cost related to unvested awards as of September 30, 2006, was approximately $206,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
Had the estimated fair value of the options granted been included in compensation expense for the period indicated below, the Group’s net earnings and earnings per share would have been as follows:

Nine-Month
Period Ended
(In thousands, except for per share data)	September 30, 2005
Net income, as reported	$35,399
Deduct: Shared-based compensation reduction included in reported earnings	(6,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(716)

Pro forma net income	28,396
Less: Dividends on preferred stock	(3,601)

Pro forma income available to common shareholders	$24,795

Earnings per share:
Basic — as reported	$1.28

Basic — pro forma	$1.00

Diluted — as reported	$1.25

Diluted — pro forma	$0.97

Average common shares outstanding	24,791
Average potential common share-options	714

25,505

The average fair value of each option granted during the nine-month period ended September 30, 2006 and 2005 was $3.95 and $4.34, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following assumptions were used in estimating the fair value of the options granted:

	Nine-Month Period Ended
	September 30,
	2006	2005
Weighted Average Assumptions:
Dividend yield	3.92%	3.71%
Expected volatility	34.32%	41.59%
Risk-free interest rate	4.18%	3.93%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.

NOTE 2 — INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$99,839	$—	$3,245	$96,594	3.55%
Puerto Rico Government and agency obligations	21,379	65	936	20,508	5.66%
Corporate bonds and other	150,637	276	3,156	147,757	4.59%

Total investment securities	271,855	341	7,337	264,859

FNMA and FHLMC certificates	453,293	1,358	13,080	441,571	4.47%
GNMA certificates	30,745	316	249	30,812	5.59%
Collateralized mortgage obligations (CMO’s)	302,390	112	4,412	298,090	5.13%

Total mortgage-backed-securities and CMO’s	786,428	1,786	17,741	770,473

Total securities available-for-sale	1,058,283	2,127	25,078	1,035,332	4.65%

Held-to-maturity
US Treasury securities	15,038	—	209	14,829	2.71%
Obligations of US Government sponsored agencies	1,028,310	25	19,884	1,008,451	3.74%
Puerto Rico Government and agency obligations	55,273	—	5,081	50,192	5.29%

Total investment securities	1,098,621	25	25,174	1,073,472

FNMA and FHLMC certificates	737,570	232	13,346	724,456	5.06%
GNMA certificates	190,761	264	2,562	188,463	5.36%
Collateralized mortgage obligations	155,660	157	1,188	154,629	5.13%

Total mortgage-backed-securities and CMO’s	1,083,991	653	17,096	1,067,548

Total securities held-to-maturity	2,182,612	678	42,270	2,141,020	4.46%

Total	$3,240,895	$2,805	$67,348	$3,176,352	4.52%

	December 31, 2005 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
US Treasury securities	$174,836	$—	$5,599	$169,237	3.45%
Puerto Rico Government and agency obligations	28,356	183	340	28,199	5.29%
Corporate bonds and other	92,005	—	1,468	90,537	4.75%

Total investment securities	295,197	183	7,407	287,973

FNMA and FHLMC certificates	488,356	—	12,193	476,163	5.17%
GNMA certificates	36,799	630	129	37,300	5.83%
Collateralized mortgage obligations (CMO’s)	249,297	552	4,401	245,448	5.47%

Total mortgage-backed-securities and CMO’s	774,452	1,182	16,723	758,911

Total securities available-for-sale	1,069,649	1,365	24,130	1,046,884	4.95%

Held-to-maturity
US Treasury securities	60,168	—	818	59,350	2.84%
Obligations of US Government sponsored agencies	1,021,634	77	19,661	1,002,050	4.09%
Puerto Rico Government and agency obligations	62,084	—	2,987	59,097	5.32%

Total investment securities	1,143,886	77	23,466	1,120,497

FNMA and FHLMC certificates	822,870	1,238	10,389	813,719	5.05%
GNMA certificates	216,237	1,371	1,196	216,412	5.52%
Collateralized mortgage obligations	163,262	129	1,187	162,204	5.42%

Total mortgage-backed-securities and CMO’s	1,202,369	2,738	12,772	1,192,335

Total securities held-to-maturity	2,346,255	2,815	36,238	2,312,832	4.65%

Total	$3,415,904	$4,180	$60,368	$3,359,716	4.75%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2006, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Investment securities
Due within one year	$43,950	$41,897	$349,855	$347,117
Due after 1 to 5 years	151,350	147,223	312,403	305,590
Due after 5 to 10 years	1,890	1,866	281,248	272,963
Due after 10 years	74,665	73,873	155,115	147,802

	271,855	264,859	1,098,621	1,073,472

Mortgage-backed securities
Due within one year	216	216	—	—
Due after 1 to 5 years	7,661	7,716	—	—
Due after 5 to 10 years	2,893	2,764	—	—
Due after 10 years	775,658	759,777	1,083,991	1,067,548

	786,428	770,473	1,083,991	1,067,548

	$1,058,283	$1,035,332	$2,182,612	$2,141,020

Proceeds from the sale of investment securities available-for-sale during the nine-month period ended September 30, 2006 totaled $380.7 million (2005 — $514.8 million). Gross realized gains and losses on those sales during the nine-month period ended September 30, 2006 were $4.7 million and $2.6 million, respectively (2005 – gains of $4.9 million and losses of $5,000).
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	$—	$—	$—
Puerto Rico Government and agency obligations	3,509	(28)	3,481
Corporate bonds and other	68,947	(2,652)	66,295
Mortgage-backed securities and CMO’s	151,726	(460)	151,266

	224,182	(3,140)	221,042

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	99,840	(3,245)	96,595
Puerto Rico Government and agency obligations	14,189	(908)	13,281
Corporate bonds and other	25,040	(504)	24,536
Mortgage-backed securities and CMO’s	544,733	(17,281)	527,452

	683,802	(21,938)	661,864

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	99,840	(3,245)	96,595
Puerto Rico Government and agency obligations	17,698	(936)	16,762
Corporate bonds and other	93,987	(3,156)	90,831
Mortgage-backed securities and CMO’s	696,459	(17,741)	678,718

	$907,984	$(25,078)	$882,906

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities and Obligations of US Agencies	$25,000	$(81)	$24,919
Puerto Rico Government and agency obligations	9,966	(716)	9,250
Mortgage-backed securities and CMO’s	368,209	(1,973)	366,236

	403,175	(2,770)	400,405

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities and Obligations of US Agencies	1,011,848	(20,012)	991,836
Puerto Rico Government and agency obligations	45,307	(4,365)	40,942
Mortgage-backed securities and CMO’s	567,068	(15,123)	551,945

	1,624,223	(39,500)	1,584,723

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities and Obligations of US Agencies	1,036,848	(20,093)	1,016,755
Puerto Rico Government and agency obligations	55,273	(5,081)	50,192
Mortgage-backed securities and CMO’s	935,277	(17,096)	918,181

	$2,027,398	$(42,270)	$1,985,128

Securities in an unrealized loss position at September 30, 2006 are mainly composed of securities issued or backed by U.S. government agencies. The vast majority are rated the equivalent of AAA by nationally recognized rating organizations. The investment portfolio is structured primarily with highly liquid securities, which have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at September 30, 2006 are mainly related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. The Group is a well capitalized financial institution, which has the ability to hold the investment securities with unrealized losses until maturity or until the unrealized losses are recovered.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2006, and December 31, 2005, was as follows:

	(In thousands)
	September 30, 2006	December 31, 2005
Residential mortgage loans	$869,037	$599,163
Home equity loans and secured personal loans	38,536	41,034
Commercial loans, mainly secured by real estate	234,429	228,163
Consumer	38,406	35,482

Loans receivable, gross	1,180,408	903,842
Less: deferred loan fees, net	(2,894)	(2,850)

Loans receivable	1,177,514	900,992
Allowance for loan losses	(7,645)	(6,630)

Loans receivable, net	1,169,869	894,362
Mortgage loans held-for-sale	8,582	8,946

Total loans, net	$1,178,451	$903,308

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters and nine-month periods ended September 30, 2006 and 2005.
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At September 30, 2006 and December 31, 2005, the total investment in impaired loans was $1.8 million and $3.6 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.

NOTE 4 — PLEDGED ASSETS
At September 30, 2006, residential mortgage loans amounting to $388,299,000 and investment securities with fair values amounting to $6,228,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $2,762,125,000, $149,414,000, $15,726,000 and $48,875,000 at September 30, 2006, were pledged to secure securities sold under agreements to repurchase, public fund deposits, term notes and other funds, respectively. Also, investment securities with fair value totaling $813,000 at September 30, 2006, were pledged to the Puerto Rico Treasury Department.
As of September 30, 2006, investment securities available-for-sale and held-to-maturity not pledged amounted to $141,130,000 and $129,084,000 respectively. As of September 30, 2006, mortgage loans not pledged amounted to $527,856,000.
NOTE 5 — OTHER ASSETS
Other assets at September 30, 2006 and December 31, 2005 include the following (in thousands):

	September 30, 2006	December 31, 2005
Investment in equity index options	$30,513	$22,054
Derivative asset	1,646	2,509
Deferred charges	2,755	3,213
Prepaid expenses	2,678	2,698
Investment in Statutory Trusts	2,169	2,169
Goodwill	2,006	2,006
Investment in limited partnership	11,743	11,085
Servicing asset	1,010	—
Accounts receivable and other assets, net	6,701	2,423

	$61,221	$48,157

NOTE 6 — SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $72,166,000 at September 30, 2006 and December 31, 2005.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The first of these subordinated capital notes has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 360 basis points (9.00% at September 30, 2006; 8.10% at December 31, 2005), provided, however, that prior to December 18, 2006, this interest rate shall not exceed 12.5%, payable quarterly, and matures on December 23, 2031. The second one, has a par value of $36.1 million, bears interest based on 3 month LIBOR plus 295 basis points (8.35% at September 30, 2006; December 31, 2005 — 7.45%), payable quarterly, and matures on September 17, 2033. Both subordinated capital notes may be called at par after five years (Statutory Trust I – December 2006; Statutory Trust II – September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition. Based on the current high interest rate scenario and the Group's strong capital position, the Group is considering calling in December 2006 its $35 million of outstanding Oriental Financial (PR) Statutory Trust I redeemable preferred securities, which might result in a charge to operations at approximately $915,000 related to the unamortized portion of its debt issue costs.
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

NOTE 7 — OTHER BORROWINGS
At September 30, 2006, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase at September 30, 2006 mature as follows:

(In thousands)
Balance
Due within 30 days	$1,991,200
Due after 30 to 90 days	700,973
$2,692,173

At September 30, 2006, the contractual maturities of advances from the FHLB and term notes by year are as follows:

	(In thousands)
	Advances from
Year Ended September 30,	FHLB	Term Notes
2007	$115,000	$15,000
2008	50,000	—

	$165,000	$15,000

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
The Group’s swaps, including those not designated as a hedge, and their maturity terms at September 30, 2006 and December 31, 2005 are set forth in the table below:

	(Dollars in thousands)
	September 30,	December 31,
	2006	2005
Swaps:
Pay fixed swaps notional amount	$660,000	$1,275,000
Weighted average pay rate — fixed	4.04%	3.90%
Weighted average receive rate — floating	5.41%	4.39%
Maturity in months	1 to 20	1 to 60
Floating rate as a percent of LIBOR	100%	100%

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years depositors receive a return equal to the greater of 15% (3% annual return) of the principal in the account or 125% of the average increase in the month-end value of the index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price and maturity.
Derivatives designated as a hedge consist of interest rate swaps primarily used to hedge securities sold under agreements to repurchase with notional amounts of $625 million and $1.240 billion as of September 30, 2006 and December 31, 2005, respectively. Derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $138,480,000 and $173,280,000 as of September 30, 2006 and December 31, 2005, respectively; embedded options on stock indexed deposits with notional amounts of $130,046,000 and $164,651,000 as of September 30, 2006 and December 31, 2005, respectively; and interest rate swaps with notional amounts of $35 million as of September 30, 2006 and December 31, 2005.
During the nine-month periods ended September 30, 2006 and 2005, losses of $713,000 and $3.2 million, respectively, were charged to earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the nine-month periods ended September 30, 2006 and 2005, unrealized gains of $10.1 million and of $17.6 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At September 30, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $1.6 million and $2.5 million, as of September 30, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $30.5 million and $22.1 million, respectively, also presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability of $28.9 million and $21.1 million, respectively, recorded in deposits.
The Group’s Asset and Liability Management Committee (“ALCO”) decided in July 2006 to unwind interest rate swaps with an aggregate notional amount of $640 million, which had been designated as cash flow hedges and had maturity dates ranging from September 2010 to December 2010. Management concluded that it was beneficial to Oriental to lock-in the fair value of these swaps at approximately $11.0 million. The net gain of $11.0 million on this transaction continues to be included in other comprehensive income, and is being reclassified into earnings during the originally remaining term of the swaps, starting in the September 2006 quarter and through December 2010, by reducing the interest expense on borrowings.
NOTE 9 — SEGMENT REPORTING:
The Group segregates its businesses into the following major reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production and fees generated. In June 2006, management decided to reclassify and present investment banking revenues in the Treasury segment rather than in the Financial Services segment. This reclassification was retroactively presented in the table below.
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities certificates. The Group outsourced the servicing of mortgages included in the resulting mortgage-backed securities pools, as well as loans maintained in portfolio.
The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings, as well as investment banking revenues on public offerings and private placements of debt and equity securities.
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
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2006 and 2005:
Unaudited — Quarters Ended September 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

September 30, 2006
Interest income	$21,209	$39,597	$59	$60,865	$—	$60,865
Interest expense	(7,510)	(44,402)	—	(51,912)	—	(51,912)

Net interest income	13,699	(4,805)	59	8,953	—	8,953
Non-interest income	4,175	2,419	3,291	9,885	—	9,885
Non-interest expenses	(12,270)	(572)	(2,303)	(15,145)	—	(15,145)
Intersegment revenue	723	—	—	723	(723)	—
Intersegment expense	—	(213)	(510)	(723)	723	—
Provision for loan losses	(870)	—	—	(870)	—	(870)

Income before income taxes	$5,457	$(3,171)	$537	$2,823	$—	$2,823

Total Assets as of September 30, 2006	$1,606,204	$3,449,567	$12,432	$5,068,203	$(405,873)	$4,662,330

September 30, 2005
Interest income	$15,543	$35,237	$33	$50,813	$—	$50,813
Interest expense	(6,840)	(26,645)	—	(33,485)	—	(33,485)

Net interest income	8,703	8,592	33	17,328	—	17,328
Non-interest income	4,450	247	3,128	7,825	—	7,825
Non-interest expenses	(12,212)	(543)	(2,635)	(15,390)	—	(15,390)
Intersegment revenue	799	—	—	799	(799)	—
Intersegment expense	—	(269)	(530)	(799)	799	—
Provision for loan losses	(951)	—	—	(951)	—	(951)

Income before income taxes	$789	$8,027	$(4)	$8,812	$—	$8,812

Total Assets as of September 30, 2005	$873,959	$3,903,251	$9,254	$4,786,464	$(393,481)	$4,392,983

Unaudited — Nine-Month Period Ended September 30, (Dollars in thousands)

			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

September 30, 2006
Interest income	$56,463	$117,144	$145	$173,752	$—	$173,752
Interest expense	(20,342)	(118,535)	—	(138,877)	—	(138,877)

Net interest income	36,121	(1,391)	145	34,875	—	34,875
Non-interest income	11,718	5,481	9,159	26,358	—	26,358
Non-interest expenses	(36,518)	(1,269)	(7,026)	(44,813)	—	(44,813)
Intersegment revenue	1,912	—	—	1,912	(1,912)	—
Intersegment expense	—	(620)	(1,292)	(1,912)	1,912	—
Provision for loan losses	(2,918)	—	—	(2,918)	—	(2,918)

Income before income taxes	$10,315	$2,201	$986	$13,502	$—	$13,502

Total Assets as of September 30, 2006	$1,606,204	$3,449,567	$12,432	$5,068,203	$(405,873)	$4,662,330

September 30, 2005
Interest income	$44,121	$103,070	$71	$147,262	$—	$147,262
Interest expense	(17,148)	(72,924)	—	(90,236)	—	(90,236)

Net interest income	26,809	30,146	71	57,026	—	57,026
Non-interest income	11,069	1,041	8,253	20,363	—	20,363
Non-interest expenses	(32,249)	(1,671)	(7,512)	(41,432)	—	(41,432)
Intersegment revenue	2,753	—	—	2,753	(2,753)	—
Intersegment expense	—	(810)	(1,943)	(2,753)	2,753	—
Provision for loan losses	(2,461)	—	—	(2,461)	—	(2,461)

Income before income taxes	$5,921	$28,706	$(1,131)	$33,496	$—	$33,496

Total Assets as of September 30, 2005	$873,959	$3,903,251	$9,254	$4,786,464	$(393,481)	$4,392,983

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
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
In July 2006, the FASB adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
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

Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides the SEC staff’s views regarding the process of quantifying financial statement misstatements. It requires the use of two different approaches to quantifying misstatements—(1) the rollover approach and (2) the iron curtain approach—when assessing whether such a misstatement is material to the current period financial statements. The rollover approach focuses on the impact on the income statement of a misstatement originating in the current reporting period. The iron curtain approach focuses on the cumulative effect on the balance sheet as of the end of the current reporting period of uncorrected misstatements regardless of when they originated. If a material misstatement is quantified under either approach, SAB 108 would require a correction to be made. Depending on the magnitude of the correction with respect to the current period financial statements, the correction could result in changes to financial statements for prior periods. SAB 108 will be effective for the Company’s fiscal year ending December 31, 2006. At this time, the Group does not expect the application of SAB 108 to have a significant effect on its previously reported financial statements or the financial statements for the period of adoption.
NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the issuance of the Group’s June 30, 2005 consolidated financial statements, the Group’s management determined that the accounting treatment for certain mortgage-related transactions previously treated as purchases under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and the treatment of certain employee stock option awards as fixed awards instead of variable awards did not conform to GAAP, as described below. As a result, the accompanying unaudited consolidated financial statements as of September 30, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions. Refer to Note 2 to the consolidated financial statements for the transition period ended December 31, 2005, included in the Group’s Form 10-K.
A summary of the significant effects of the restatement is as follows:

	Nine-Month Period Ended September 30, 2005
	(Unaudited)
	As Previously
	Reported	As Restated
Non-interest expenses:
Compensation and employees’ benefits	$20,242	$13,955
Total non-interest expenses	47,719	41,432

Income before income taxes	27,209	33,496
Net income	$29,112	$35,399

Income per common share:
Basic	$1.03	$1.28
Diluted	$1.01	$1.25

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2006	2005	Variance %	2006	2005	Variance %
Interest income	$60,865	$50,813	19.8%	$173,752	$147,262	18.0%
Interest expense	51,912	33,485	55.0%	138,877	90,236	53.9%

Net interest income	8,953	17,328	-48.3%	34,875	57,026	-38.8%
Provision for loan losses	870	951	-8.5%	2,918	2,461	18.6%

Net interest income after provision for loan losses	8,083	16,377	-50.6%	31,957	54,565	-41.4%
Non-interest income	9,885	7,825	26.3%	26,358	20,363	29.4%
Non-interest expenses	15,145	15,390	-1.6%	44,813	41,432	8.2%

Income before taxes	2,823	8,812	-68.0%	13,502	33,496	-59.7%
Income tax (benefit) expense	446	391	14.1%	557	(1,903)	-129.3%

Net income	2,377	8,421	-71.8%	12,945	35,399	-63.4%
Less: Dividends on preferred stock	(1,200)	(1,200)	0.0%	(3,601)	(3,601)	0.0%

Net income available to common shareholders	$1,177	$7,221	-83.7%	$9,344	$31,798	-70.6%

Per share data:
Basic	$0.05	$0.29	-82.8%	$0.38	$1.28	-70.3%

Diluted	$0.05	$0.29	-82.8%	$0.38	$1.25	-69.6%

Average common shares outstanding	24,564	24,926	-1.5%	24,600	24,791	-0.8%
Average potential common share-options	97	351	-72.4%	124	714	-82.6%

Average shares and shares equivalents	24,661	25,277	-2.4%	24,724	25,505	-3.1%

Selected Financial Ratios:
Return on average assets (ROA)	0.20%	0.77%		0.37%	1.11%

Return on average common equity (ROE)	1.69%	12.68%		4.53%	16.58%

Efficiency ratio	90.81%	62.65%		76.95%	53.75%

Expense ratio	0.62%	0.77%		0.63%	0.69%

Interest rate spread	0.51%	1.42%		0.76%	1.63%

Interest rate margin	0.77%	1.64%		1.03%	1.84%

Number of financial centers				24	24

PERIOD END BALANCES AND CAPITAL RATIOS:

	September 30,	December 31,
	2006	2005	Variance %

Investments and loans
Investment securities	$3,255,456	$3,476,767	-6.4%
Loans and leases (including loans held-for-sale), net	1,178,451	903,308	30.5%
Securities sold but not yet delivered	87,487	44,009	98.8%

	$4,521,394	$4,424,084	2.2%

Deposits and Borrowings
Deposits	$1,293,442	$1,298,568	-0.4%
Repurchase agreements	2,692,173	2,427,880	10.9%
Other borrowings	297,236	404,921	-26.6%
Securities purchased but not yet received	702	43,354	-98.4%

	$4,283,553	$4,174,723	2.6%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	283,713	273,791	3.6%

	$351,713	$341,791	2.9%

Capital ratios
Leverage capital	8.96%	10.13%	-11.5%

Tier 1 risk-based capital	28.18%	34.70%	-18.8%

Total risk-based capital	28.68%	35.22%	-18.6%

Common shares outstanding	24,510	24,580	-0.3%

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

During the quarter and nine-month period ended September 30, 2006, the Group continued to implement the Oriental Way program to deliver world-class products and services, targeting the personal and commercial needs of Puerto Rico’s mid net-worth individuals, professionals and owners of small and mid-sized businesses. The results of these efforts included continued growth in commercial loans and tight control over non-interest expenses.
Change of Fiscal Year
On August 30, 2005, the Group’s Board of Directors approved an amendment to Section 1 of Article IX of the Group’s By-Laws to change its fiscal year to a calendar year. The Group’s fiscal year was from July 1 of each year to June 30 of the following year. The Group’s transition period was from July 1, 2005 to December 31, 2005.
Income Available to Common Shareholders
For the quarter and nine-month period ended September 30, 2006, the Group’s income available to common shareholders totaled $1.2 million and $9.3 million, respectively, compared to $7.2 million and $31.8 million in the comparable year ago periods. Earnings per common share fully diluted was $0.05 compared to $0.29 in the year-ago quarter and $0.38 compared to $1.25 in the year ago nine-month period. As a result of the Group’s previously disclosed restatement, the year ago nine-month period included a $6.3 million reduction in non-cash compensation expense, which benefited income available to common shareholders by $0.25 per common share fully diluted.
Return on Assets and Common Equity
Return on common equity (ROE) for the quarter and nine-month period ended September 30, 2006 were 1.69%, and 4.53%, respectively, which represent decreases of 86.7% and 64.3%, respectively, from 12.68% and 16.58% the year ago. Return on assets (ROA) for the quarter and nine-month period ended September 30, 2006 were 0.20% and 0.37%, representing decreases of 74.0% and 66.7%, respectively, from 0.77% and 1.11% the year ago periods.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 50.6% and 41.4% for the quarter and nine-month period ended September 30, 2006, totaling $8.1 million and $32.0 million, compared with $16.4 million and $54.6 million for the same periods in the previous year. Increases of 19.8% and 18.0% in interest income for the quarter and nine-month period ended September 30, 2006 as compared to same periods last year was mainly due to higher loan volume and higher average yields on both investment securities and loans. These increases were more than offset by higher interest rates and increased volume on borrowings. Net interest margin for the September 30, 2006 quarter and nine-month period was 0.77% and 1.03%, respectively compared to 1.64% and 1.84% for the year ago periods.
Non-Interest Income
Total non-interest income was $9.9 million and $26.4 million, an increase of 26.3% and 29.4% over the September 2005 quarter and nine-month period, respectively. Financial service revenues totaled $4 million and $11.3 million compared to $3.9 million a $10.5 million in the year ago quarter and nine-month period, respectively, while banking service revenues totaled $2.0 million and $6.7 million versus $2.2 million and $6.1 million in the September 2005 quarter and nine-month period then ended, respectively. Investment banking revenues totaled $600,000 and $3.2 million, versus $5,000 and $200,000 in the September 2005 quarter and nine-month period, respectively. Mortgage banking activities totaled $1.1 million and $2.2 million, versus $1.1 million and $3.3 million in the September 2005 quarter and nine-month period then ended, respectively. Combined gains from sale of securities, derivatives and other totaled $2.2 million and $3.0 million in the September quarters, and $600,000 and $300,000 for the nine-month periods, respectively.
Non-Interest Expenses
Non-interest expenses totaled $15.1 million and $44.8 million, compared to $15.4 million and $41.4 million, in the September 2005 quarter and nine-month period, respectively. The September 2006 quarter reflected a slight increase of 2.4% from the June 2006 quarter and a decline of 1.6% from the September 2005 quarter. For the nine-month period ended September 30, 2006, expenses decreased 6.1% when compared to the year ago period excluding the $6.3 million non-cash compensation benefit due to the previously disclosed restatement.

Income Tax Expense
The income tax expense was $446,000 and $557,000 for the quarter and nine-month period ended September 30, 2006, respectively, compared to $391,000 and a benefit of $1.9 million for the same periods ended September 30, 2005. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 43.5%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entities. The tax benefit for the nine-month period ended September 30, 2005 reflected, among other things, the expiration of $2.8 million in certain tax contingencies.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At September 30, 2006, total financial assets reached $7.766 billion compared to $7.555 billion at December 31, 2005, reflecting a 2.8% increase. There was a 2.9% increase in assets managed by the trust division and the broker-dealer subsidiary when compared to December 31, 2005. Owned assets, the Group’s largest financial asset component, are approximately 99% owned by the Group’s banking subsidiary.
The Group’s second largest financial asset component is assets managed by the trust division and the retirement plan administration subsidiary. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2006, total assets managed by the Group’s trust division and CPC amounted to $1.943 billion, compared to the $1.875 billion reported at December 31, 2005. The other financial asset component is assets gathered by the securities broker-dealer. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2006, total assets gathered by the securities broker-dealer from its customer investment accounts, increased to $1.161 billion compared to $1.132 billion as of December 31, 2005.
Interest Earning Assets
The investment portfolio amounted to $3.255 billion as of September 30, 2006, a 6.4% decrease compared to $3.477 billion as of December 31, 2005, while the loan portfolio increased 30.5% to $1.178 billion as of September 30, 2006, compared to $903.3 million as of December 31, 2005. During the September 2006 quarter, Oriental took advantage of favorable market conditions and sold $321 million of securities, generating a net gain on sale of $2.5 million. Proceeds from the sales were mainly used to reduce total repurchase agreements, whose average cost had increased significantly in recent quarters. As a result, at September 30, 2006, investments totaled $3.26 billion, 6.9% lower than June 30, 2006 levels, and borrowings were $2.99 billion, down 7.9% from June 30, 2006.
Mortgage totaled $915.4 million as of September 30, 2006, a 41% increase from $649.1 million at December 31, 2005, and 42.8% increase from $641.2 million a year ago reflecting the purchase of $174.2 million in residential mortgage loans in the June 2006 quarter. Mortgage loan production totaled $68.2 million and $202.3 million, a 6.9% and 5.4% decrease compared to the same quarter and nine-month period of the prior fiscal year, excluding purchases from third party originators. Mortgage loans purchased amounted to $5.6 million and $191.1 million for the quarter and nine-month period ended September 30, 2006, respectively, compared to $342,000 and $38.2 million for the September 2005 periods.
Interest Bearing Liabilities
Deposits of $1.293 billion at September 30, 2006 decreased 0.4% compared to December 31, 2005, reflecting reduced IRA CD balances as the Group’s customers transferred funds into Oriental’s Diversified Growth IRA investment product, partially offset by the success of Oriental’s new savings account products. Borrowings at September 30, 2006 totaled $2.989 billion, an increase of 5.5% from December 31, 2005, primarily due to the Group’s use of repurchase agreements.

Stockholders’ Equity
Stockholders’ equity as of September 30, 2006, was $351.7 million, compared to $341.8 million as of December 31, 2005, reflecting improved mark to market valuations in the available for sale portfolio. On August 30, 2005, the Board of Directors of the Group approved a program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. In September 2006, the Group repurchased 62,900 shares of its common stock in the open market, at a total cost of $778,000.
The Group continues to be well-capitalized, with ratios significantly above regulatory capital adequacy guidelines. At September 30, 2006, Tier 1 Leverage Capital Ratio was 8.96% (2.2 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 28.18% (7.0 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 28.68% (3.6 times the minimum of 8.00%).
Dividends
During the quarter and nine-month period ended September 30, 2006, the Group declared cash dividends of $3.4 million and $1.2 million and $10.3 million and $3.6 million on its common and preferred stocks, similar to the $3.5 million and $1.2 million and $10.4 million and $3.6 million declared for the same periods a year ago.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2006	2005	in %	2006	2005	in BP	2006	2005	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$60,865	$50,813	19.8%	5.24%	4.82%	42	$4,646,069	$4,216,585	10.2%
Tax equivalent adjustment	13,359	10,779	23.9%	1.15%	1.02%	13	—	—	0.0%

Interest-earning assets — tax equivalent	74,224	61,592	20.5%	6.39%	5.84%	55	4,646,069	4,216,585	10.2%
Interest-bearing liabilities	51,912	33,485	55.0%	4.73%	3.40%	133	4,391,740	3,934,447	11.6%

Tax equivalent net interest income / spread	$22,312	$28,107	-20.6%	1.66%	2.44%	(78)	$254,329	$282,138	-9.9%

Tax equivalent interest rate margin				1.92%	2.67%	(75)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$40,141	$35,299	13.7%	4.56%	4.37%	19	$3,518,622	$3,233,196	8.8%
Investment management fees	(400)	(382)	4.7%	-0.05%	-0.05%	0	—	—	0.0%

Total investment securities	39,741	34,917	13.8%	4.51%	4.32%	19	3,518,622	3,233,196	8.8%
Trading securities	4	3	33.3%	2.48%	4.30%	(182)	646	279	131.5%
Money market investments	301	675	-55.4%	8.03%	4.13%	390	14,992	65,298	-77.0%

	40,046	35,595	12.5%	4.53%	4.32%	21	3,534,260	3,298,773	7.1%

Loans:
Mortgage	15,355	10,935	40.4%	7.23%	6.70%	53	849,201	652,523	30.1%
Commercial	4,408	3,501	25.9%	7.86%	5.97%	189	224,221	234,587	-4.4%
Consumer	1,056	782	35.0%	11.00%	10.19%	81	38,387	30,702	25.0%

	20,819	15,218	36.8%	7.49%	6.63%	86	1,111,809	917,812	21.1%

	60,865	50,813	19.8%	5.24%	4.82%	42	4,646,069	4,216,585	10.2%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	37,955	59,654	-36.4%
Now Accounts	210	227	-7.5%	1.11%	1.05%	6	75,330	86,001	-12.4%
Savings	1,717	226	659.7%	3.60%	1.02%	258	191,041	88,659	115.5%
Certificates of Deposit	10,004	9,136	9.5%	4.38%	3.56%	82	913,158	1,025,914	-11.0%

	11,931	9,589	24.4%	3.92%	3.04%	88	1,217,484	1,260,228	-3.4%

Borrowings:
Repurchase agreements	38,987	20,128	93.7%	5.41%	3.55%	186	2,884,378	2,266,149	27.3%
Interest rate risk management	(3,076)	(169)	-1,720.1%	-0.43%	-0.03%	(40)	—	—	0.0%
Financing fees	124	173	-28.3%	0.02%	0.03%	(1)	—	—	0.0%

Total repurchase agreements	36,035	20,132	79.0%	5.00%	3.55%	145	2,884,378	2,266,149	27.3%
FHLB advances	2,139	2,322	-7.9%	4.50%	3.01%	149	190,057	308,640	-38.4%
Subordinated capital notes	1,395	1,213	15.0%	7.73%	6.72%	101	72,166	72,166	0.0%
Term Notes	237	123	92.7%	6.31%	3.28%	303	15,000	15,000	0.0%
Other borrowings	175	106	65.1%	5.52%	3.46%	206	12,655	12,264	3.2%

	39,981	23,896	67.3%	5.04%	3.57%	147	3,174,256	2,674,219	18.7%

	51,912	33,485	55.0%	4.73%	3.40%	133	4,391,740	3,934,447	11.6%

Net interest income / spread	$8,953	$17,328	-48.3%	0.51%	1.42%	(91)

Interest rate margin				0.77%	1.64%	(87)

Excess of average interest-earning assets over average interest-bearing liabilities							$254,329	$282,138	-9.9%

Average interest-earning assets over average interest-bearing liabilities ratio							105.79%	107.17%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Investments	$2,594	$1,857	$4,451
Loans	3,381	2,220	5,601

	5,975	4,077	10,052

Interest Expense:
Deposits	$(436)	2,778	2,342
Repurchase agreements	6,773	9,130	15,903
Other borrowings	(185)	367	182

	6,152	12,275	18,427

Net Interest Income	$(177)	$(8,198)	$(8,375)

TABLE 1A — FISCAL YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2006	2005	in %	2006	2005	in BP	2006	2005	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$173,752	$147,262	18.0%	5.12%	4.76%	36	$4,523,456	$4,120,785	9.8%
Tax equivalent adjustment	40,133	32,023	25.3%	1.18%	1.04%	14	—	—	0.0%

Interest-earning assets — tax equivalent	213,885	179,285	19.3%	6.30%	5.80%	50	4,523,456	4,120,785	9.8%
Interest-bearing liabilities	138,877	90,236	53.9%	4.36%	3.13%	123	4,243,435	3,841,919	10.5%

Tax equivalent net interest income / spread	$75,008	$89,049	-15.8%	1.94%	2.67%	(73)	$280,021	$278,866	0.4%

Tax equivalent interest rate margin				2.21%	2.88%	(67)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$117,711	$103,971	13.2%	4.52%	4.33%	19	$3,471,217	$3,203,959	8.3%
Investment management fees	(1,114)	(1,323)	-15.8%	-0.04%	-0.06%	2	—	—	0.0%

Total investment securities	116,597	102,648	13.6%	4.48%	4.27%	21	3,471,217	3,203,959	8.3%
Trading securities	7	8	-12.5%	2.75%	3.32%	(57)	339	321	5.6%
Money market investments	1,764	1,031	71.1%	4.88%	3.19%	169	48,160	43,080	11.8%

	118,368	103,687	14.2%	4.48%	4.26%	22	3,519,716	3,247,360	8.4%

Loans:
Mortgage	39,556	32,431	21.9%	6.93%	6.89%	4	761,287	627,333	21.4%
Commercial	12,706	9,057	40.3%	8.27%	5.53%	274	204,790	218,462	-6.3%
Consumer	3,122	2,087	49.6%	11.05%	10.07%	98	37,663	27,630	36.3%

	55,384	43,575	27.1%	7.36%	6.65%	71	1,003,740	873,425	14.9%

	173,752	147,262	18.0%	5.12%	4.76%	36	4,523,456	4,120,785	9.8%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	39,951	59,210	-32.5%
Now Accounts	642	689	-6.8%	1.07%	1.05%	2	80,161	87,742	-8.6%
Savings	2,989	694	330.7%	2.85%	1.00%	185	139,775	92,083	51.8%
Certificates of Deposit	29,944	24,526	22.1%	4.13%	3.43%	70	966,503	953,423	1.4%

	33,575	25,909	29.6%	3.65%	2.90%	75	1,226,390	1,192,458	2.8%

Borrowings:
Repurchase agreements	99,473	51,018	94.9%	4.98%	3.02%	196	2,661,782	2,248,815	18.4%
Interest rate risk management	(6,326)	2,573	-345.9%	-0.32%	0.15%	(47)	—	—	0.0%
Financing fees	378	510	-25.9%	0.02%	0.03%	(1)	—	—	0.0%

Total repurchase agreements	93,525	54,101	72.9%	4.68%	3.21%	147	2,661,782	2,248,815	18.4%
FHLB advances	6,736	6,281	7.2%	3.48%	2.72%	76	257,787	307,806	-16.3%
Subordinated capital notes	4,036	3,487	15.7%	7.46%	6.44%	102	72,166	72,166	—
Term Notes	636	317	100.6%	5.65%	2.82%	283	15,000	15,000	—
Other borrowings	369	141	161.7%	4.77%	3.31%	146	10,310	5,674	81.7%

	105,302	64,327	63.7%	4.65%	3.23%	142	3,017,045	2,649,461	13.9%

	138,877	90,236	53.9%	4.36%	3.13%	123	4,243,435	3,841,919	10.5%

Net interest income / spread	$34,875	$57,026	-38.8%	0.76%	1.63%	(87)

Interest rate margin				1.03%	1.84%	(81)

Excess of average interest-earning assets over average interest-bearing liabilities							$280,021	$278,866	0.4%

Average interest-earning assets over average interest-bearing liabilities ratio							106.60%	107.26%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Investments	$9,872	$4,809	14,681
Loans	8,796	3,013)	$11,809

	18,668	7,822	26,490

Interest Expense:
Deposits	913	6,753	7,666
Repurchase agreements	15,374	24,050	39,424
Other borrowings	(2,494)	4,045	1,551

	13,793	34,848	48,641

Net Interest Income	$4,875	$(27,026)	$(22,151)

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

For the quarter and nine-month period ended September 30, 2006, net interest income amounted to $9.0 million and $34.9 million, respectively, a decrease of 48.3% and 38.8% from $17.3 million and $57.0 million in the same period of the previous year. The decrease for the quarter reflects a 19.8% increase in interest income, due to a $6.0 million positive volume variance and a $4.1 million positive rate variance, more than offset by an increase of 55.0% in interest expense, caused by an increase of $6.2 million from borrowings volume and an increase of $12.3 million due to interest rate changes. The decrease for the nine-month period reflects a 18.0% increase in interest income, due to a $18.7 million positive volume variance and a $7.8 million positive interest rate variance, offset by an increase of 53.9% in interest expense, caused by an increase of $13.8 million from borrowings volume and $34.8 million attributable to interest rate changes. Interest rate spread dropped 91 basis points, to 0.51% from 1.42% in the September 2005 quarter, and 87 basis points to 0.76% from 1.63% in the nine-month period ended September 2005. This decline is a result of an increase of 42 and 36 basis points, respectively, in the combined average yield of investments and loans for the quarter and nine-month period and an increase of 133 and 123 basis points, respectively, caused by an increase in the average cost of funds.
For the quarter and nine-month period ended September 30, 2006, the average balance of total interest-earnings assets grew 10.2% to $4.646 billion versus $4.217 billion and 9.8% to $4.523 billion versus $4.121 billion for the same periods of the previous year. The increase in the average balance reflects growth of 7.1% in the investment portfolio to $3.534 billion and a growth of 21.1% in loans, to $1.112 billion for the quarter, and 8.4% in the investment portfolio to $3.520 billion, and 14.9% in loans, to $1.004 billion for the nine-month period. Most of the dollar increase in loans came from the residential mortgage loan portfolio average balance, which increased by 30.1% to $849.2 million for the quarter ended September 30, 2006 from $652.5 million for the quarter ended September 30, 2005 and 21.4% to $761.3 million for the nine-month period ended September 30, 2006 from $627.3 million a year ago.
For the quarter and nine-month period ended September 30, 2006, the average yield on interest-earning assets was 5.24% and 5.12%, respectively, compared to 4.82% and 4.76% in the comparable year ago periods. Higher average yields were due to increases in the investment and loan portfolio yields. The investment portfolio yield increased to 4.53% in the quarter ended September 30, 2006, versus 4.32% in the corresponding year ago quarter, and to 4.48% in the nine-month period ended September 30, 2006, versus 4.26% in the corresponding period a year ago, due to additions of higher yield investments. The increase of 86 basis points in the yield of the loan portfolio for the quarter and 71 basis points for the nine-month period was due to higher rates on mortgage, commercial and consumer loans.
For the quarter and nine-month period ended September 30, 2006, interest expense increased 55.0% to $51.9 million from $33.5 million for the year ago quarter and 53.9% to $138.9 million from $90.2 million for the year ago nine-month period, both resulting from higher volume and rate variances.
For the quarter and nine-month period ended September 30, 2006, the cost of deposits increased 88 basis points to 3.92% as compared to 3.04% in the year ago quarter and 75 basis points to 3.65% as compared to 2.90% in the year ago nine-month period. The increase reflects higher average rates paid on higher balances, specifically in savings accounts. For the quarter and nine-month period ended September 30, 2006, the cost of borrowings increased 147 basis points to 5.04% as compared to 3.57% in the year ago quarter and 142 basis points to 4.65% as compared to 3.23% in the year ago nine-month period. The increase was mainly the result of higher average rates paid on increased volume of repurchase agreements. Cost of repurchase agreements increased 186 basis points to 5.41% from 3.55% for the quarter ended September 30, 2005 and 196 basis points to 4.98% as compared to 3.02% in the year ago nine-month period. The increases reflect the effect of interest rate increases of 300 basis points by the Board of Governors of the Federal Reserve System since December 2004. The cost of repurchase agreements was partially offset by a 40 basis point reduction in the Group’s hedging costs for the quarter ended September 30, 2006 and 47 basis points for the nine-month period. The Group’s uses interest rate swaps in a rising interest rate environment to partially offset rising borrowing costs. The cost of FHLB advances increased 149 basis points to 4.50% versus 3.01% for the quarter ended September 30, 2005, and 76 basis points to 3.48% as compared to 2.72% in the year ago nine-month period.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (Dollars in thousands)

	Quarter Ended September 30			Nine-Month Period Ended September 30
	2006	2005	Variance %	2006	2005	Variance %

Mortgage banking activities	$1,122	$1,068	5.1%	$2,191	$3,310	-33.8%
Commissions and fees from broker, insurance activities	3,986	3,919	1.7%	11,303	10,515	7.5%
Investment banking revenues	592	5	11740.0%	3,153	167	1788.0%

Non-banking service revenues	5,700	4,992	14.2%	16,647	13,992	19.0%

Fees on deposit accounts	1,328	1,538	-13.7%	4,062	3,930	3.4%
Bank service charges and commissions	564	652	-13.5%	1,839	1,581	16.3%
Other operating revenues	133	54	146.3%	811	553	46.7%

Bank service revenues	2,025	2,244	-9.8%	6,712	6,064	10.7%

Securities net gain	2,174	341	537.5%	2,193	2,864	-23.4%
Trading net (loss) gain	281	4	6925.0%	303	(49)	718.4%
Derivatives net (loss) gain	(1,571)	(50)	3042.0%	(713)	(3,188)	-77.6%

Securities, derivatives and trading activities	884	295	199.7%	1,783	(373)	578.0%

Other income	1,276	294	334.0%	1,216	680	78.8%

Other non-interest income	1,276	294	334.0%	1,216	680	78.8%

Total non-interest income	$9,885	$7,825	26.3%	$26,358	$20,363	29.4%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance.
Non-interest income totaled $9.9 million and $26.4 million in the quarter and nine-months ended September 30, 2006, respectively, an increase of 26.3% and 29.4% when compared to $7.8 million and $20.4 million in the same periods of the previous year. Improvement reflects increases in commissions and fees from brokerage, investment banking, and insurance activities as well as higher banking service revenues, partially offset by less mortgage banking activities for the nine-month period ended September 30, 2006.
Non-banking service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities, is one of the principal components of non-interest income. For the quarter and nine-month period ended September 30, 2006, these revenues increased 14.2% and 19.0% to $5.7 million and $16.6 million, respectively, from $5.0 million and $14.0 million for the year ago periods. Mortgage banking activities increased 5.1% to $1.1 million from $1.0 million in the year ago quarter and decreased 33.8% to $2.2 million from $3.3 million in the year ago nine-month period. Commissions and fees from brokerage and insurance activities increased 1.7% to $4.0 million from $3.9 million in the year ago quarter and 7.5% to $11.3 million from $10.5 million in the year ago nine-month period. Growth reflected the general improvement in the equity markets and increased underwriting activities. Investment banking revenues increased to $592,000 compared to $5,000 the year ago quarter and to $3.2 million from $167,000 the year ago nine-month period.
Banking service revenues, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and nine-month period ended September 30, 2006, these revenues decreased 9.8% to $2.0 million compared to the year ago quarter and 10.7% to $6.7 million compared to the year ago nine-month period, reflecting low fees on deposit accounts. These fees decreased 13.7% to $1.3 million from $1.5 million in the year ago quarter and 3.4% to $4.1 million from $3.9 million in the year ago nine-month period. Bank service charges, commissions other operating revenues decreased 1.4% to $697,000 from $706,000 in the year ago quarter and 28.6% to $2.7 million from $2.1 million in the year ago reflecting lower transactional volume in the Bank’s debit and credit cards.
For the quarter and nine-month period ended September 30, 2006, (losses) gains from securities, derivatives and trading activities was $884,000 compared to $295,000 for the year ago quarter and $1.8 million compared to ($373,000) for the year ago nine-month period. The improvement for both periods was primarily due to higher mark-to-market valuation of financial instruments used to partially offset the effect of rising rates on interest expense.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTER AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2006	2005	Variance %	2006	2005	Variance %

Compensation and employee benefits	$6,241	$6,260	-0.3%	$18,042	$13,955	29.3%
Occupancy and equipment	2,867	2,976	-3.7%	8,549	8,508	0.5%
Advertising and business promotion	1,148	1,350	-15.0%	3,514	4,257	-17.5%
Professional and service fees	1,804	1,693	6.6%	5,029	5,307	-5.2%
Communications	419	413	1.5%	1,261	1,199	5.2%
Loan servicing expenses	525	446	17.7%	1,490	1,277	16.7%
Taxes, other than payroll and income taxes	440	597	-26.3%	1,613	1,531	5.4%
Electronic banking charges	489	388	26.0%	1,451	1,448	0.2%
Printing, postage, stationery and supplies	259	259	0.0%	803	676	18.8%
Insurance, including deposits insurance	220	185	18.9%	652	560	16.4%
Other operating expenses	733	823	-10.9%	2,409	2,714	-11.2%

Total non-interest expenses	$15,145	$15,390	-1.6%	$44,813	$41,432	8.2%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	41.2%	40.7%		40.3%	33.7%

Compensation to total assets	0.54%	0.57%		0.52%	0.42%

Average compensation per employee (annualized)	$47.1	$47.6		$45.4	$35.1

Average number of employees	530	526		530	530

Bank assets per employee	$8,791	$8,355		$8,804	$8,293

Total work force				535	530

Non-interest expenses for the quarter and nine-month period ended September 30, 2006, were $15.1 million and $44.8 million, respectively, compared to $15.4 million and $41.4 million in the year ago periods, with an efficiency ratio of 90.81% compared to 62.65% in the quarter ended September 30, 2005 and 76.95% compared to 65.67% for the nine-month period ended September 30, 2005. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing operating expenses by the sum of its net interest income and recurring non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income.
The Group has been successful in limiting expense growth to those areas that directly contribute to increase efficiency, service quality, and profitability. Non-interest expenses decreased 1.6% compared to the year ago quarter and increased 8.2% compared to the year ago nine-month period ended September 30, 2005 which included a non-cash compensation benefit of $6.3 million, for the nine-month period, as a result of the Group’s previously disclosed restatement. Excluding the year ago non-cash compensation benefit, non interest expense for the first nine months of 2006 declined 8.2% from the comparable year ago period.
Compensation and employee benefits, the largest non-interest expense category, accounted for 65.27% and 58.82% of the total non-interest expense for the quarter and nine-month period ended September 30, 2006, respectively. Total compensation and employee benefits amounted to $6.2 million and $18.0 million, respectively, for the quarter and nine-month period ended September 30, 2006, compared to $6.3 million and $14.0 million, in the comparable year ago periods, which benefited from the previously mentioned non-cash variable accounting reduction.
Occupancy and equipment expenses amounted to $2.9 million and $8.5 million, decreasing 3.7% from $3.0 million for the quarter ended September 30, 2005 and increasing 0.5% from $8.5 million for the nine-month period ended September 30, 2005. The variation is mainly due to the acceleration of leasehold improvements amortization expense due to the relocation in May 2006 of the Group’s main offices to a new financial center building, where most non-branch operations have been consolidated for increased efficiencies.
Taxes, other than payroll and income taxes, decreased 26.3% to $440,000 from $597,000 for the year ago quarter and increased 5.4% to $1.6 million from $1.5 million for the year ago nine-month period mainly due to the increase in revenues and income subject to volume of business tax.
The total decrease in advertising and business promotion, professional and service fees, and electronic banking charges was principally due to effective cost controls.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
     (Dollars in thousands)

	Quarter Ended September 30,		Change in	Nine-Month Period Ended September 30,		Change in
	2006	2005	%	2006	2005	%
Beginning balance	$7,501	$6,495	15.5%	$6,630	$7,565	-12.4%
Provision for loan losses	870	951	-8.5%	2,918	2,461	18.6%
Net credit losses — see Table 5	(726)	(609)	19.2%	(1,903)	(3,188)	-40.3%

Ending balance	$7,645	$6,837	11.8%	$7,645	$6,837	11.8%

Selected Data and Ratios:
Outstanding gross loans				$1,186,096	$906,498	30.8%

Recoveries to charge-offs				19.80%	10.16%	94.8%

Allowance coverage ratio
Total loans				0.64%	0.75%	-14.7%

Non-performing loans				22.33%	24.03%	-7.2%

Non-mortgage non-performing loans				245.81%	134.86%	82.3%

TABLE 5 — NET CREDIT LOSSES STATISTICS
     (Dollars in thousands)

	Quarter Ended September 30,
	Quarter Period		Change in	Nine-Month Period Ended September 30,		Change in
	2006	2005	%	2006	2005	%
Mortgage
Charge-offs	$(27)	$(70)	-61.4%	$(405)	$(1,733)	-76.6%
Recoveries	51	—	0.0%	52	—	0.0%

	24	(70)	-133.8%	(353)	(1,733)	-79.6%

Commercial
Charge-offs	—	(98)	-100.0%	(220)	(583)	-62.3%
Recoveries	16	4	300.0%	99	7	1314.3%

	16	(94)	-117.3%	(121)	(577)	-79.0%

Consumer
Charge-offs	(903)	(518)	74.2%	(1,747)	(1,233)	41.7%
Recoveries	136	73	86.3%	318	354	-10.2%

	(766)	(445)	72.1%	(1,429)	(879)	62.6%

Net credit losses
Total charge-offs	(930)	(686)	35.6%	(2,373)	(3,549)	-33.2%
Total recoveries	204	77	164.9%	470	361	30.2%

	$(726)	$(609)	19.2%	$(1,903)	$(3,188)	-40.3%

Net credit losses to average outstanding (1):
Mortgage	-0.01%	0.04%		0.06%	0.32%

Commercial	-0.03%	0.30%		0.08%	0.62%

Consumer	7.99%	5.78%		5.06%	4.22%

Total	0.26%	0.27%		0.25%	0.48%

Average loans:
Mortgage	$849,201	$761,547	11.5%	$761,287	$725,861	4.9%
Commercial	224,221	125,562	78.6%	204,790	123,145	66.3%
Consumer	38,387	30,702	25.0%	37,663	27,746	35.7%

Total	$1,111,809	$917,811	21.1%	$1,003,740	$876,752	14.5%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
     (Dollars in thousands)

	September 30,	December 31,	Change in	September 30,
	2006	2005	%	2005
Allowance for loan losses breakdown:
Mortgage	$3,654	$3,185	14.7%	$3,429
Commercial	1,821	1,723	5.7%	1,768
Consumer	1,911	1,417	34.9%	1,331
Unallocated allowance	259	305	-15.1%	309

	$7,645	$6,630	15.3%	$6,837

Allowance composition:
Mortgage	47.8%	48.0%		50.2%
Commercial	23.8%	26.0%		25.9%
Consumer	25.0%	21.4%		19.5%
Unallocated allowance	3.4%	4.6%		4.5%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and nine-month period ended September 30, 2006, totaled $870,000, an 8.5% decrease from the $951,000 reported for the same quarter of the previous year, and $2.9 million, an 18.6% increase from the $2.5 million reported for the same nine-month period of the previous year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first nine months of the current year was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and nine-month period increased 19.2%, from $609,000 in the quarter ended September 30, 2005, to $726,000 in the quarter ended September 30, 2006, and decreased 40.3%, from $3.2 million in the nine-month period ended September 30, 2005, to $1.9 million in the nine-month period ended September 30, 2006.
The increase in the quarter was primarily due to higher net credit losses for consumer loans. The decrease for the nine-month period ended September 30, 2006 was primarily due to lower charge-offs in mortgage loans. For the quarter and nine-month period of the current year, the net credit losses average ratio was 0.26% and 0.25% compared to 0.27% and 0.48%, respectively for the same periods of the prior fiscal year. Non-performing loans of $34.2 million as of September 30, 2006 were 20.3% higher than the $28.5 million as of September 30, 2005, and 20.4% higher than the $28.4 million reported as of December 31, 2005 (Table 9). The increase in non-performing loans reflects overall residential mortgage loan growth and the effects of the current economic situation in Puerto Rico.
At September 30, 2006, the Group’s allowance for loan losses amounted to $7.6 million (0.64% of total loans) compared to $6.6 million (0.73% of total loans) reported at December 31, 2005. Consumer and mortgage loan allowances increased by 34.9% and 14.7%, or $469,000 and $475,000, respectively, when compared with balances recorded at December 31, 2005. Commercial loans allowance increased 5.7% or $98,000, when compared to December 31, 2005.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At September 30, 2006, the total investment in impaired loans was $1.8 million, a 50% reduction from the $3.6 million at December 31, 2005, mainly due to certain commercial loans collected during the nine-month period ended September 30, 2006. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2006	2005	%	2005
Investments:
Mortgage-backed securities	$1,854,590	$1,961,285	-5.4%	$1,851,470
U.S. Government and agency obligations	1,140,034	1,251,058	-8.9%	1,226,697
P.R. Government and agency obligations	75,855	90,333	-16.0%	109,086
Other investment securities	147,812	90,609	63.1%	91,445
Short-term investments	5,000	60,000	-91.7%	60,000
FHLB stock	12,847	20,002	-35.8%	27,058

	3,236,138	3,473,287	-6.8%	3,365,756

Loans:
Mortgage	904,605	637,318	41.9%	622,253
Commercial, mainly secured by real estate	234,151	227,846	2.8%	31,843
Consumer	38,758	35,828	8.2%	232,830

Loans receivable	1,177,514	900,992	30.7%	886,926
Allowance for loan losses	(7,645)	(6,630)	15.3%	(6,837)

Loans receivable, net	1,169,869	894,362	30.8%	880,089
Mortgage loans held for sale	8,582	8,946	-4.1%	19,572

Total loans receivable, net	1,178,451	903,308	30.5%	899,661

Securities sold but not yet delivered	87,487	44,009	98.8%	707

Total securities and loans	4,502,076	4,420,604	1.8%	4,266,124

Other assets:
Cash and cash equivalents	34,052	17,269	97.2%	26,317
Accrued interest receivable	28,661	29,067	-1.4%	26,178
Premises and equipment, net	19,797	14,828	33.5%	15,471
Deferred tax asset, net	12,698	12,222	3.9%	6,980
Foreclosed real estate, net	3,825	4,802	-20.3%	4,521
Other assets	61,221	48,157	27.1%	47,392

Total other assets	160,254	126,345	26.8%	126,859

Total assets	$4,662,330	$4,546,949	2.5%	$4,392,983

Investment portfolio composition:
Mortgage-backed securities	57.3%	56.4%		54.8%
U.S. Government and agency obligations	35.2%	36.0%		36.3%
P.R. Government and agency obligations	2.3%	2.6%		3.3%
FHLB stock, short term investments and debt securities	5.2%	5.0%		5.6%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage	76.8%	71.0%		70.2%
Commercial, mainly secured by real estate	19.9%	25.0%		26.3%
Consumer	3.3%	4.0%		3.6%

	100.0%	100.0%		100.0%

At September 30, 2006, the Group’s total assets amounted to $4.662 billion, an increase of 2.5%, when compared to $4.547 billion at December 31, 2005. At September 30, 2006, interest-earning assets were $4.502 billion, a 1.8% increase compared to $4.421 billion at December 31, 2005.
Investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At September 30, 2006, the investment portfolio decreased 6.8% to $3.236 billion, from $3.473 billion as of December 31, 2005. The decrease reflects securities sold during the quarter amounting to approximately $321 million. Proceeds from the sales were mainly used to reduce repurchase agreements.

At September 30, 2006, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, increased by 30.5% to $1.178 billion when compared to $903.3 million at December 31, 2005. This was principally due to increased production and purchases of mortgage and commercial loans. Mortgage and consumer loans grew by 41.9% and 8.2%, respectively, to $904.6 million and $38.8 million, when compared to $637.3 million and $35.8 million at December 31, 2005. Such increases reflect the Group’s strategy to expand its loan portfolios. During the quarter and nine-month period ended September 30, 2006, total loan production amounted to $86.1 million and $259.1, respectively, a decrease of 15.9% and 13.0% over the year ago periods. During the quarter and nine-month period ended September 30, 2006, the Group purchased $5.6 million and $191.1 million, respectively in real estate mortgage loans. During the nine-month ended September 30, 2005, the Group granted $46.8 million in a commercial real estate loan backed by real estate mortgages.
TABLE 8 — NON-PERFORMING ASSETS
     (Dollars in thousands)

	September 30,	December 31,	Change in	September 30,
	2006	2005	%	2005
Non-performing assets:
Non- Accruing Loans	$14,857	$18,986	-21.7%	$20,586
Accruing Loans	19,373	9,447	105.1%	7,869

Total Non-performing loans	34,230	28,433	20.4%	28,455
Foreclosed real estate	3,852	4,802	-19.8%	4,521

	$38,082	$33,235	14.6%	$32,976

Non-performing assets to total assets	0.82%	0.73%		0.75%

TABLE 9 — NON-PERFORMING LOANS
     (Dollars in thousands)

	September 30,	December 31,	Change in	September 30,
	2006	2005	%	2005
Non-performing loans:
Mortgage	$31,120	$23,535	32.2%	$23,385
Commercial, mainly secured by real estate	2,608	4,600	-43.3%	4,802
Consumer	502	298	68.5%	268

Total	$34,230	$28,433	20.4%	$28,455

Non-performing loans composition:
Mortgage	90.9%	82.8%		82.2%
Commercial, mainly secured by real estate	7.6%	16.2%		16.9%
Consumer	1.5%	1.0%		0.9%
Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	2.89%	3.12%	-7.37%	3.13%

Total assets	0.73%	0.63%	15.87%	0.65%

Total capital	9.73%	8.31%	17.09%	8.27%

At September 30, 2006, the Group’s non-performing assets totaled $38.1 million (0.73% of total assets) versus $33.2 million (0.82% of total assets) at December 31, 2005. Foreclosed real estate properties decreased by 19.8% to $3.9 million, when compared to $4.8 million reported as of December 31, 2005.
Non-performing consumer loans increased to $502,000 as of September 30, 2006, from $298,000 as of December 31, 2005, mainly due to the higher charge-offs due to current economic conditions. Non-performing mortgage loans increased by 32.2% to $31.1 million as of September 30, 2006, when compared to December 31, 2005 non-performing level of $23.5 million and, non-performing commercial loans decreased by 43.3% to $2.6 million as of September 30, 2006 compared to $4.6 million at December 31, 2005.

At September 30, 2006, the allowance for loan losses to non-performing loans coverage ratio was 22.33%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2006, the Group’s non-performing mortgage loans totaled $31.1 million (90.9% of the Group’s non-performing loans), a 32.2% increase from the $23.5 million (82.8% of the Group’s non-performing loans) reported at December 31, 2005. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2006, the Group’s non-performing commercial loans amounted to $2.6 million (7.6% of the Group’s non-performing loans), a 43.3% decrease from $4.6 million reported at December 31, 2005 (16.2% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2006, the Group’s non-performing consumer loans amounted to $502,000 (1.5% of the Group’s total non-performing loans), which increased from the $298,000 reported at December 31, 2005 (1% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.
At September 30, 2006, the Group’s total liabilities were $4.311 billion, 2.5% higher than the $4.205 billion reported at December 31, 2005. Deposits and borrowings, the Group’s funding sources, amounted to $4.283 billion at September 30, 2006, an increase of 3.7% when compared to $4.131 billion reported at December 31, 2005. At September 30, 2006, borrowings represented 70% of interest-bearing liabilities and deposits represented 30%, versus 69% and 31%, respectively, at December 31, 2005.
Borrowings is the Group’s largest interest-bearing liability component. It consists mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At September 30, 2006, borrowings amounted to $2.989 billion, 5.5% greater than the $2.833 billion at December 31, 2005, mainly due to an increase of 10.9% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $165.0 million at September 30, 2006, and $313.3 million at December 31, 2005. The Group has the capacity to expand FHLB funding up to a maximum of $273.6 million based on the assets pledged by the Group on the FHLB.
At September 30, 2006, deposits, the second largest category of the Group’s interest-bearing liabilities, reached $1.293 billion, down 0.4%, compared to the $1.299 billion reported as of December 31, 2005. Deposits reflected a quarterly decrease of 31.3% in certificates of deposits, to $728.8 million primarily due to a decrease in brokered deposits, partially offset by an increase of 157.8% in savings accounts, to $213.0 million as of September 30, 2006, from $82.6 million as of December 31, 2005.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2006	2005	%	2005
Deposits:
Non-interest bearing deposits	$61,305	$61,473	-0.3%	$61,307
Now accounts	75,413	85,119	-11.4%	84,615
Savings accounts	213,042	82,640	157.8%	86,252
Certificates of deposit	728,849	1,061,401	-31.3%	1,067,781

	1,078,609	1,290,633	-16.4%	1,299,955
Accrued interest payable	214,833	7,935	2607.4%	4,817

	1,293,442	1,298,568	-0.4%	1,304,772

Borrowings:
Repurchase agreements	2,692,173	2,427,880	11.0%	2,208,847
Advances from FHLB	165,000	313,300	-47.3%	300,000
Subordinated capital notes	72,166	72,166	0.0%	72,166
Term notes	15,000	15,000	0.0%	15,000
Federal funds purchased and other short term borrowings	45,070	4,455	911.7%	11,641

	2,989,409	2,832,801	5.5%	2,607,654

Total deposits and borrowings	4,282,851	4,131,369	3.7%	3,912,426
Securities purchased but not yet received	702	43,354	-98.4%	100,000
Other liabilities	27,064	30,435	-11.1%	34,125

Total liabilities	$4,310,617	$4,205,158	2.5%	$4,046,551

Deposits portfolio composition percentages:
Non-interest bearing deposits	5.7%	4.8%		4.7%
Now accounts	7.0%	6.6%		6.5%
Savings accounts	19.8%	6.4%		6.6%
Certificates of deposit	67.5%	82.2%		82.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	90.1%	85.7%		84.7%
Advances from FHLB	5.5%	11.1%		11.5%
Subordinated capital notes	2.4%	2.5%		2.8%
Term notes	0.5%	0.5%		0.6%
Federal funds purchased and other short term borrowings	1.5%	0.2%		0.4%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$2,692,173	$2,427,880		$220,847

Daily average outstanding balance	$2,830,769	$2,270,145		$2,266,148

Maximum outstanding balance at any month-end	$2,908,561	$2,427,880		$2,328,939

Stockholders’ Equity
Stockholders’ equity as of September 30, 2006 was $351.7 million, a 2.9% increase from $341.8 million as of December 31, 2005, reflecting improved mark-to-market valuation in the available for sale portfolio.
On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $12.1 million of its outstanding shares of common stock. The program superseded the program established in March 2003. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. The shares of common stock so repurchased are to be held by the Group as treasury shares. In September 2006, the Group repurchased 62,900 shares of its common stock in the open market, at a total cost of $778,000, under such program.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2006, the Group’s market capitalization for its outstanding common stock was $292.2 million ($11.92 per share).
Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.

The following are the consolidated capital ratios of the Group at September 30, 2006 and December 31, 2005:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	September 30,	December 31,	Variance	September 30,
	2006	2005	%	2005
Capital data:
Stockholders’ equity	$351,713	$341,791	2.9%	$346,432

Regulatory Capital Ratios data:
Leverage Capital Ratio	8.96%	10.13%	-11.5%	10.33%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$427,401	$447,669	-4.5%	$448,073

Minimum Tier 1 Capital Required	$190,804	$176,790	7.9%	$173,430

Tier 1 Risk-Based Capital Ratio	28.18%	34.70%	-18.8%	38.80%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$427,401	$447,669	-4.5%	$448,073

Minimum Tier 1 Risk-Based Capital Required	$60,667	$51,602	17.6%	$46,192

Total Risk-Based Capital Ratio	28.68%	35.22%	-18.6%	39.39%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$435,046	$454,299	-4.2%	$454,910

Minimum Total Risk-Based Capital Required	$121,351	$103,204	17.6%	$92,384

Stock data:
Outstanding common shares, net of treasury	24,510	24,580	-0.3%	24,776

Book value	$11.58	$11.14	3.9%	$11.24

Market Price at end of period	$11.92	$12.36	-3.6%	$12.24

Market capitalization	$292,164	$303,809	-3.8%	$303,258

	September 30,	September 30,	Variance
	2006	2005	%
Common dividend data:
Cash dividends declared	$10,322	$10,410	-0.85%

Cash dividends declared per share	$0.42	$0.42	0.0%

Payout ratio	110.53%	32.74%	237.6%

Dividend yield	4.33%	2.91%	48.8%

The following provides the high and low prices and dividends per share of the Group’s stock for each quarter of the last three periods. Common stock prices and cash dividends per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

			Cash
	Price		Dividend
	High	Low	Per share
2006
September 30, 2006	$12.86	$11.82	$0.14

June 30, 2006	$13.99	$11.96	$0.14

March 31, 2006	$14.46	$12.41	$0.14

2005
December 31, 2005	$13.12	$10.16	$0.14

September 30, 2005	$15.98	$11.91	$0.14

June 30, 2005	$23.47	$13.66	$0.14

March 31, 2005	$28.94	$22.97	$0.14

2004
December 31, 2004	$28.41	$24.37	$0.14

September 30, 2004	$26.64	$22.76	$0.13

June 30, 2004	$29.77	$23.26	$0.13

March 31, 2004	$29.55	$22.45	$0.13

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
During the quarter and nine-month period ended September 30, 2006, losses of $1.6 million and $713,000, respectively, compared to $50,000 and $3.2 million for the same periods a year ago, were charged to earnings and reflected as “Derivatives” in the consolidated statements of income. For the quarter and nine-month period ended September 30, 2006 unrealized gains (losses) of ($18.4 million) and $10.1 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income (loss).
At September 30, 2006 and December 31, 2005, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the fair value of the interest rate swaps to fix the cost of the forecasted rollover of short-term borrowings represented an asset of $1.6 million and $2.5 million, as of September 30, 2006 and December 31, 2005, respectively, presented in other assets; the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $30.5 million and $22.1 million, respectively also presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability recorded in deposits of $28.9 million and $21.1 million, respectively.
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
The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rates, affecting interest-sensitive assets and liabilities. The hypothetical rate scenarios as of September 30, 2006 consider a gradual change of plus and minus 200 basis points during a forecasted twelve-month period. The hypothetical rate scenarios as of December 31, 2005 consider a gradual change of plus 200 and minus 100 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

(Dollars in thousands)
Change in	Expected	Amount	Percent
Interest rate	NII	Change	Change
September 30, 2006:
Base Scenario
Flat	$32,792	$—	0.00%

+ 200 Basis points	$11,348	$(21,444)	-65.39%

- 200 Basis points	$54,027	$21,235	64.75%

December 31, 2005:
Base Scenario
Flat	$56,798	$—	0.00%

+ 200 Basis points	$38,043	$(18,755)	-33.02%

- 100 Basis points	$65,168	$8,370	14.74%

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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of September 30, 2006, the Group had approximately $338.3 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 1.69% average equity capital base, provide a stable funding base.
In addition to core deposit funding, the Bank also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2006, the Group has an additional borrowing capacity with the FHLB of $108.6 million.
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
As of September 30, 2006, the Bank had line of credit agreement with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the nine-month period ended September 30, 2006 and December 31, 2005 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by ALCO and are based on the Group’s commitment to make loans and investments and its ability to generate funds.
The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 in the transition period ended December 31, 2005 Form 10-K). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

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
Internal Control over Financial Reporting
During the quarters ended June 30, 2006 and September 30, 2006, the Group enhanced its internal controls to address the material weaknesses identified in the management’s report on internal control over financial reporting include in the

Group’s Form 10-K for the transition period ended December 31, 2005. Specifically, the Group has strengthened its review and documentation procedures over significant non-routine transactions in order to identify and consider all relevant terms and conditions for the proper accounting treatment. These enhanced controls have been applied to certain non-routine transactions that have taken place during and after the quarter ended June 30, 2006, and their operating effectiveness has been tested accordingly. The Group will continue to monitor the design and operating effectiveness of these controls as part of the current year’s management assessment of internal control over financial reporting.
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
Item 1A. RISK FACTORS
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1. in the Group’s Form 10-K for the transition period ended December 31, 2005.
Puerto Rico’s current economic condition may have an adverse effect in our loan portfolio and other revenue sources
The economic uncertainty that exists in Puerto Rico, our primary market, caused in part by the disagreements of the legislative and executive branches of the Puerto Rico government regarding the tax and fiscal reform and the budget approval, has resulted in an economic slowdown, with an apparent reduction in private sector employment. Increases in the price of petroleum and other consumer goods and services, coupled with a recently approved sales tax of 7%, could also impact the situation. Tax and fiscal reforms were recently signed into law by the Puerto Rico government, including the government’s budget for fiscal year 2007.
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

c)	Purchases of equity securities by the issuer and affiliated purchasers

The approximate dollar value of shares that may yet be purchase under this program amounted to $9.5 million at September 30, 2006.
On August 30, 2005, the Board of Directors of the Group approved a program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. On September 2006, the Group repurchased 62,900 shares of its common stock in the open market, at a total cost of $778,000.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: November 14, 2006
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: November 14, 2006
Norberto González
Executive Vice President and Chief Financial Officer