Form 10-K
period 2006-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2007-03-28
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $264.7 million based upon the reported closing price of $12.76 on the New York Stock Exchange as of June 30, 2006.

As of February 28, 2007, the Group had 24,402,427 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s annual report to shareholders for the year 2006 are incorporated herein by reference in response to Items 5 through 9A of Part II and Item 15(a)(1) of Part IV.

Portion of the Group’s definitive proxy statement relating to the 2007 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2006

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

PART I

ITEM 1.  BUSINESS

General

The Group is a diversified publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of financial services through its subsidiaries. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2006, the Group had, on a consolidated basis, $7.4 billion in total assets owned and under management, including total investments and loans of $4.2 billion, total deposits of $1.2 billion and stockholders’ equity of $338.0 million.

The Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; checking and savings accounts; financial planning, insurance, asset management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 25 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking-financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuing to maintain effective asset-liability management, growing non-interest revenues from banking and financial services and improving operating efficiencies.

The Group’s strategy involves:

(1) Strengthening its banking-financial services franchise by expanding its ability to attract deposits and build relationships with mid net worth individual customers and professional and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2) Focusing on greater growth in mortgage, commercial and consumer lending; insurance products, trust and wealth management services, which traditionally have been one of the Group’s greatest strengths; and increasing the level of integration in the marketing and delivery of such banking and financial services;

(3) Opening, expanding or relocating financial centers; improving operating efficiencies; and continuing to maintain effective asset-liability management; and

(4) Implementing a broad ranging effort to instill in both employees and customers alike the Group’s determination to effectively serve its customer base in a responsive and professional manner.

Together with a highly experienced group of senior and mid level executives, this strategy has generally resulted in sustained growth in the Group’s mortgage, commercial and consumer lending activities, allowing it to distinguish itself in a highly competitive industry. The increasing interest rate environment of recent years has validated the strategy’s basic premise for greater revenue diversity, which remains an integral part of the Group’s long-term goal.

While progress is expected to continue, the Group is not immune from general and local financial and economic conditions. However, the Group remains well capitalized with one of the strongest regulatory capital positions in the Puerto Rico banking industry and it is strongly situated, along with its active, ongoing efforts to reduce non-interest expenses, to carry forward this strategy. Past experience is not necessarily indicative of future performance, especially given current market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 25 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking laws of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and, through its residential mortgage lending division, Oriental Mortgage, capitalizes on its banking network to provide residential mortgage loans to its clients. The Bank also has two international banking entities pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit of the Bank, named O.B.T. International Bank (the “IBE unit”), and the other is a wholly owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The Group transferred most of the assets and liabilities of the IBE unit to the IBE subsidiary as of January 1, 2004. The international banking entities offer the Bank certain Puerto Rico tax advantages and their services are limited under Puerto Rico law to persons and assets/liabilities located outside Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits and mortgage, commercial, and consumer loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico. The Bank’s loan transactions include a diversified number of industries and activities, all of which are encompassed within three main categories: mortgage, commercial, and consumer.

The Group’s mortgage banking activities are conducted through Oriental Mortgage, a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. In 2006, and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and its mortgage loan portfolio.

Servicing assets represent the contractual right to service loans for others. Servicing assets are included as part of other assets in the consolidated statements of condition. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.

The total cost of loans to be sold with servicing assets retained is allocated to the servicing assets and the loans (without the servicing assets), based on their relative fair values. Servicing assets are amortized in proportion to and over the period of estimated net servicing income.

Loan Underwriting

All loan originations, regardless of whether originated through the Group’s retail banking network or purchased from third parties, must be underwritten in accordance with the Group’s underwriting criteria including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Group’s underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Group’s underwriting personnel, while operating within the Group’s loan offices, make underwriting decisions independent of the Group’s mortgage loan origination personnel.

Sale of Loans and Securitization Activities

The Group may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Group is an approved issuer of GNMA-guaranteed mortgage-backed securities which involve the packaging of FHA loans, Rural Housing Service (“RHS”) loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Group can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Group then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Group with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Group also has the option to sell such loans through the FNMA and FHLMC cash window program.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The Group recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The Group is not engaged in sales of mortgage loans and mortgage-backed securities subject to recourse provisions except for those provisions that allow for the repurchase of loans as a result of a breach of certain representations and warranties other than those related to the credit quality of the loans included in the sale transactions.

According to Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a transfer of financial assets (all or a portion of the financial asset) in which the Group surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. The Group has surrendered control over transferred assets if and only if all of the following conditions are met:

a. The transferred assets have been isolated from the Group — put presumptively beyond the reach of the Group and its creditors even in bankruptcy or other receivership.

b. Each transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provided more than a trivial benefit to the Group.

c. The Group does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the Group to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, the Group would account for the transfer as a secured borrowing.

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government obligations, and money market instruments. Mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC. For more information see Notes 2 and 3 to the accompanying consolidated financial statements.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, subordinated capital notes, and term notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Asset and Liability Management Committee (“ALCO”) which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR, and mainland U.S. market interest rates.

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

OFSC offers securities brokerage services covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client specific needs and preferences, including transaction-based pricing and asset-based fee pricing.

OFSC also manages and participates in public offerings and private placements of debt and equity securities in Puerto Rico. It has a joint venture agreement with Bear, Stearns & Co. Inc. to engage in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations.

Investment banking revenue from such activities include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which OFSC acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger-and-acquisition, and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Other Activities

Oriental Financial (PR) Statutory Trust I (“Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (“Statutory Trust II”) are special purpose entities of the Group that were formed for the purpose of issuing trust redeemable preferred securities. Such entities each issued $35.0 million of trust redeemable preferred securities, which may be called at par after five years, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing securities through a special purpose pooling vehicle created by the underwriters. On December 18, 2006, the Group exercised the call provision of the $35.0 million outstanding of the Statutory Trust I.

Oriental Insurance Inc. (“Oriental Insurance”) is a Puerto Rico corporation and the Group’s subsidiary engaged in insurance agency services. It was established by the Group to take advantage of the cross-marketing opportunities provided by financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and anticipates continued growth as it expands the products and services it provides and continues to cross market its services to the Group’s existing customer base.

CPC, a Florida corporation, is the Group’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico and the Caribbean.

The Group is a legal entity separate and distinct from the Bank, OFSC, the Statutory Trusts, CPC, and Oriental Insurance. There are various legal limitations governing the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in, transactions with the Group or its other subsidiaries.

Market Area and Competition

Puerto Rico, where the banking market is highly competitive, is the main geographic business and service area of the Group. As of December 31, 2006, Puerto Rico had 10 commercial banking institutions with a total of approximately $100 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at December 31, 2006. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.

The Group competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates and by offering convenient branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.

Segment Disclosure

The Group has three reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, interest spread, loan production, and fees generated.

For detailed information regarding performance of the Group’s operating segments, please refer to Note 17 to the Group’s accompanying consolidated financial statements.

Regulation and Supervision

General

The Group is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm-Leach-Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, hereunder, no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm-Leach-Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election must be and remain at all times “well capitalized” and “well managed.”

The Gramm-Leach-Bliley Act further requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that: (i) states that the bank holding company elects to become a financial holding company; (ii) provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company; (iii) certifies that each depository institution controlled by the bank holding company is “well capitalized” as of the date the bank holding company submits its declaration; (iv) provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company on the date the bank holding company submits its declaration; and (v) certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration. The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination. The Group elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, if the Group fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require the Group to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.

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

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities but requires consultation with the U.S. Treasury Department and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system.

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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The FDIC insures the Bank’s deposits up to $100,000 per depositor, except for certain retirement accounts which are insured up to $250,000 per depositor. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC, and is subject to certain Federal Reserve Board regulations of transactions with Bank affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

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

Under the Federal Deposit Insurance Act (“FDIA”) a depository institution (which definition includes both banks and savings associations) the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator, receiver or other legal custodian and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of $500; 1% of the Bank’s aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations; or 5% of the Bank’s aggregate amount of outstanding advances by the FHLB-NY. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments, home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.

At no time may the aggregate amount of outstanding advances made by the FHLB-NY to the Bank exceed 20 times the amount paid in by the Bank for capital stock in the FHLB-NY.

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. The Bank is a “well-capitalized” institution.

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

Insurance of Accounts and FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. On February 8, 2006 the President of the United States signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund, and increased the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

The deposits of the Bank are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. For 2006, the FDIC utilized a risk based assessment system that imposed insurance premiums based upon a matrix that took into account a bank’s capital level and supervisory rating. Premiums under that assessment system ranged from 0 cents for each $100 of domestic deposits for well-capitalized and well managed banks to 27 cents for each $100 of domestic deposits for the weakest institutions. The Bank was not required to pay insurance premiums to the FDIC during 2006.

Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of the Bank of 5 basis points per $100 of deposits. The Bank has available an FDIC credit of approximately $630,000 to offset future assessments. Significant increases in the insurance assessments of the Bank will increase our costs once the credit is fully utilized.

Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interest related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities.

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

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to total assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a minimum ratio of Tier 1 Capital to total assets of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines state that the Federal Reserve Board shall continue to consider a “tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2006, the Group was in compliance with all capital requirements. For more information, please refer to Note 13 to the accompanying consolidated financial statements.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

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

The Puerto Rico Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund is equal to the total paid-in capital on common and preferred stock. As of December 31, 2006, the Bank’s capital reserve fund, which is presented as “Legal surplus” in the accompanying consolidated financial statements, was $36.2 million.

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

The Puerto Rico Banking Act generally restricts the amount a bank can lend to a single borrower. The Act prohibits one or more loans to the same person, firm, partnership, corporation or related parties financially dependent, in an aggregate amount that exceeds 15% of the bank’s paid-in capital and reserve fund. The regulations issued thereunder by the OCFI expand the above limitation to include 15% of 50% of the bank’s retained earnings. This additional lending limit is only allowed to institutions with: (1) a rating of “1” on their last regulatory examination and (2) a classification of “well-capitalized” institution. The 15% limitation is not applicable to loans guaranteed by collateral having a fair value of at least 25% more than the loan amount. It is also not applicable to letters of credit or guarantees and loans guaranteed by bonds, securities and debts of the government of the United States or Puerto Rico or bonds of Puerto Rico governmental agencies, instrumentalities or municipalities. The Group has a lending concentration of $76.8 million in one mortgage originator in Puerto Rico at December 31, 2006. This mortgage-related transaction is classified as a commercial loan and is collateralized by mortgages on real estate properties, mainly one-to-four family residences, and is also guaranteed by the parent company of the mortgage originator. This mortgage-related transaction is performing in accordance with its contractual terms. On May 4, 2006, the Group obtained a waiver from the OCFI with respect to the statutory limit for loans to a single borrower (loan to one borrower limit), which allows the Group to retain this credit relationship in its portfolio until it is paid in full.

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

In November 2003, the IBE Act was amended to impose income taxes at normal statutory rates on each IBE that operates as a unit of a bank, such as O.B.T. International Bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the Bank’s net income in the taxable year commenced on July 1, 2003 to June 30, 2004, 30 percent of the Bank’s net income in the taxable year commencing on July 1, 2004 to June 30, 2005, 20 percent of the Bank’s net income in the taxable six-month period commencing on July 1, 2005 to December 31, 2005 and 20 percent of the Bank’s net income in the taxable year commencing on January 1, 2006 to December 31, 2006, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank, such as Oriental International Bank Inc.. As of January 1, 2004, most of the assets and liabilities of O.B.T. International Bank were transferred to the Bank’s IBE subsidiary.

Employees

At December 31, 2006, the Group had 535 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

Internet access to reports

The Group’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the Group’s internet website at www.orientalfg.com, as soon as reasonably practicable after the Group electronically files such material with, or furnishes it to, the SEC.

The Group’s corporate governance guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, and corporate governance and nominating committee are available free of charge on the Group’s website at www.orientalfg.com in the investor relations section under the corporate governance link. The Group’s code of business conduct and ethic applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.	RISK FACTORS

In addition to the other information contained elsewhere in this report and the Group’s other filings with the SEC, the following risk factors should be carefully considered in evaluating the Group and its subsidiaries. The risks and uncertainties described below are not the only ones facing the Group and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described below or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Puerto Rico’s current economic condition may have an adverse effect on our loan portfolio

The economic uncertainty that currently exists in Puerto Rico, our primary market, caused in part by Puerto Rico’s structural deficit and by the disagreements between the legislative and executive branches of the Puerto Rico government, which led to a government shutdown in May 2006, has resulted in a general economic slowdown with an apparent reduction in private sector employment. Increases in the price of petroleum and other consumer goods and services, coupled with a recently approved 7% sales tax instituted as part of a government program of tax and fiscal reforms, may also adversely affect the general economic slowdown.

These economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of our loan portfolios as delinquency rates may increase in the short-term until the economy stabilizes. Also, potential reduction in consumer spending may also impact growth in our other interest and non-interest revenue sources.

A prolonged economic slowdown or a decline in the real estate market could harm the results of our operations

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans that we may produce in the future and adversely impact its business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values have increased, which has contributed to the growth in the residential mortgage industry, particularly with respect to refinancings. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting our business.

Fluctuations in interest rates may hurt our business

Interest rate fluctuations are the primary market risk affecting us. Changes in interest rates affect the following areas, among others, of our business:

•	the number of mortgage loans originated;

•	the interest income earned on loans and securities;

•	the value of securities holdings;

•	gains from sales of loans and securities; and

•	deposits and borrowings.

Our business could be adversely affected if we cannot maintain access to stable funding sources

Our business requires continuous access to various funding sources. While we are able to fund our operations through deposits as well as through borrowings from the Federal Home Loan Bank of New York and other alternative sources, our business may be significantly dependent upon other borrowings such as repurchase agreements.

While we expect to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business which would have a material adverse effect on our operations and financial condition.

Increases in interest rates reduce demand for new mortgage loan originations and refinancings

Higher interest rates increase the cost of mortgage loans to consumers and reduce demand for mortgage loans which negatively impacts our profits. Reduced demand for mortgage loans results in reduced loan originations by us therefore generating lower mortgage origination income and lower gains on sale of loans. In addition, the demand for refinancing is particularly sensitive to increases in interest rates.

Increases in interest rates reduce net interest income

Increases in short-term interest rates reduce net interest income, which is an important part of our earnings. Net interest income is the difference between the interest received by us on our assets and the interest paid on our borrowings. Most of our assets, such as mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of our borrowings are short-term thus putting us in a liability sensitive position in terms of our balance sheet interest rate exposure. When interest rates rise we must pay more in interest on our borrowings while interest earned on our assets does not rise as quickly which causes profits to decrease.

Increases in interest rates may reduce the value of mortgage loans and securities holdings

Increases in interest rates may reduce the value of our financial assets and have an adverse impact on our earnings and financial condition. We own a substantial portfolio of mortgage loans, mortgage-backed securities, and other debt securities which have both fixed and adjustable interest rates. The fair value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise which may have an adverse effect on our earnings and financial condition. In addition, we may suffer losses as we sell loans to reduce future interest rate exposure. The fair value of an obligation with an adjustable interest rate can be adversely affected when interest rates increase due to a lag in the implementation of repricing terms as well as due to interest rate caps which may limit the amount of increase in the obligation’s interest rate. Earnings can be further impacted negatively by a flattening in the slope of the yield curve, which tends to increase interest expense as short-term rates increase while maintaining long-term rates, which may present favorable terms for our clients to exercise their prepayment options on their mortgage loans.

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

During periods of declining interest rates prepayment of debt underlying asset-backed securities can be expected to accelerate. Accordingly, our ability to maintain the yield anticipated from investments in asset-backed securities will be affected by reductions in the principal amount of such securities resulting from such prepayments and our ability to reinvest the returns of principal at comparable rates is subject to general prevailing interest rates at that time. Prepayments may also result in the realization of capital losses with respect to higher yielding securities that had been bought at a premium or the loss of opportunity to realize capital gains in the future from possible appreciation.

Our decisions regarding credit risk and the allowance for loan losses may materially and adversely affect our business and results of operations

Making loans is an essential element of our business and there is a risk that our loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We strive to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others, as are the size and diversity of individual credits. Our methodology for measuring the adequacy of the allowance relies on several key elements which include specific allowances for identified problem loans, allowance by formula and an unallocated allowance.

In the fiscal year ended December 31, 2006, we recorded a provision for loan losses of $4.4 million based on our overall evaluation of the risks of our loan portfolio. Although we believe that our allowance for loan losses is currently sufficient given the risk inherent in our loan portfolio, there is no precise method of predicting loan losses and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for loan losses would result in a decrease in our net earnings and capital and hinder our ability to pay dividends.

We are subject to default and other risks in connection with our mortgage loan originations

From the time that we fund the mortgage loans we originate to the time we sell them we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, we incur higher liquidity risk with respect to the non-conventional mortgage loans originated by us, because of their longer maturities and lack of a favorable secondary market in which to sell them.

Our exposure to overall credit risk will increase as a consequence of the increase in our commercial lending activities

We have increased our emphasis on commercial lending which is likely to increase our overall credit risk. Banks generally charge higher interest rates on commercial loans than on residential mortgage loans because larger loan losses are expected in this business line. Generally commercial loans are considered to be riskier than residential mortgage loans because they have larger balances to a single borrower or group of related borrowers. In addition, the borrower’s ability to repay a commercial loan depends on the successful operation of the business or the property securing the loan. If we experience loan losses that are higher than our allowance for loan losses, our profits and financial condition would be adversely affected.

We are at risk because most of our business is conducted in Puerto Rico

Because most of our business activities are conducted in Puerto Rico, and a substantial portion of our credit exposure is in Puerto Rico, we are at risk from adverse economic, political or business developments including a downturn in real estate values and natural hazards that affect Puerto Rico. If Puerto Rico’s economy experiences an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios would probably increase substantially. This would cause our profitability to decrease.

Competition with other financial institutions could adversely affect our profitability

We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates we pay on deposits or lower the rates we offer on loans which could adversely affect our profitability.

Changes in statutes and regulations could adversely affect us

We, as a Puerto Rico-chartered financial holding company, and our various subsidiaries are each subject to federal and Puerto Rico governmental supervision and regulation. There are laws and regulations which restrict transactions between us and our various subsidiaries. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have a substantial impact on our operations.

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

Competition in attracting talented people could adversely affect our operations

We depend on our ability to attract and retain key personnel and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of our strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns seven branch premises and leases eighteen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2006, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $23.6 million.

On June 30, 2005, the Group sold the Las Cumbres building, a two-story structure located at 1990 Las Cumbres Avenue, San Juan, Puerto Rico, for the amount of $3.4 million to a local investor and his spouse. The local investor (the “Buyer”) is the brother of the former Chairman of the Group’s Board of Directors. The building was the principal property owned by the Group for banking operations and other services. The Bank’s mortgage banking division and one of the principal branches and financial services office (brokerage and insurance) are located in that building. The book value of that property at June 30, 2005, was $1.3 million. Also, on the same date, the Bank entered into a lease agreement with the new owner for a period of 10 years. In summary, the lease contract provides for an annual rent of $324,000 or a monthly rent of $27,000, for 13,200 square feet, including 42 parking spaces. During the lease term, the rental fee will increase by 6% every three years, except for the last year on which the increment will be 2%. This transaction was financed by a loan granted to the Buyer by the Bank. The loan was for $2.0 million (56% loan to value) at 6.50% fixed interest for a period of 10 years, collateralized by the Las Cumbres building and the assignment of the monthly rent. The transaction was accounted for in accordance to the provisions of SFAS 13, as amended by SFAS 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate,” and accordingly, the lease portion of the transaction was classified as an operating lease and the gain on the sale portion of the transaction was deferred and is being amortized to income over the lease term (10 years) in proportion to the related gross rental expense for the leaseback property each period.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2006, was $8.8 million.

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

The only matter submitted and approved at the annual meeting of shareholders held on November 1, 2006, was the election of two directors for a three-year term expiring at the 2009 annual meeting of shareholders or until their successors are duly elected and qualified. There was no solicitation in opposition to management’s nominees as listed in the Group’s proxy statement and all of the nominees were elected.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the year ended December 31, 2006, the six-month period ended December 31, 2005 and fiscal year ended June 30, 2005, as well as cash dividends declared for such fiscal years are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2006, the Group had approximately 5,929 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

The following table shows certain information pertaining to the plans as of December 31, 2006:

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation Plans
	Be Issued Upon Exercise	Exercise Price of	(excluding those reflected
Plan Category	of Outstanding Options	Outstanding Options	in column (a))

Equity compensation plans approved by shareholders:
1996 Plan	499,922	$19.15	—
1998 Plan	274,049	10.69	106,656
2000 Plan	59,562	8.56	—

Total	833,533	$15.61	106,656

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

Subsequent to the adoption of SFAS 123R, the Group recorded approximately $23,000 and $11,000 related to compensation expense for options issued during the year ended December 31, 2006 and the six-month transition period ended December 31, 2005, respectively.

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth issuer purchases of equity securities made by the Group during the quarter ended December 31, 2006:

	Total Number of Shares		Approximate Dollar Value of
	Purchased as Part of		Shares that May
	Publicly Announced	Average Price Paid	Yet Be Purchased Under the
Month	Plans or Programs	per Share	Plans or Programs

October 2006	87,100	$11.93	$9,511,835
November 2006	400	$11.46	$8,473,130
December 2006	35,600	$11.68	$8,468,545
	123,100	$11.88	$8,052,590

On August 30, 2005, the Board of Directors of the Group approved a stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount of the current program, for the repurchase of up to $15.1 million. In the quarter ended December 31, 2006, the Group repurchased 123,100 shares of its common stock in the open market, at a total cost of approximately $1,459,000, under such program.

For more information, please refer to Notes 1 and 13 to the accompanying consolidated financial statements incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of the 2006 annual report to shareholders filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of such report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.

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

Consolidated Ratios of Earnings to	Year Ended	Six-Month Period
Combined Fixed Charges and	December 31,	Ended December 31,	Fiscal Year Ended June 30,
Preferred Stock Dividends:	2006	2005	2005	2004	2003	2002

Excluding Interest on Deposits	0.91x	1.27x	1.66x	2.11x	2.00x	1.61x
Including Interest on Deposits	0.93x	1.20x	1.48x	1.72x	1.60x	1.38x

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of December 31, 2006 and 2005, and June 30, 2005 and 2004, the Group had noncumulative preferred stock issued and outstanding amounting to $68.0 million as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value. As of June 30, 2003 and 2002, the Group had non-cumulative preferred stock, Series A, issued and outstanding amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2006 annual report to shareholders filed as Exhibit 13.0 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2006 annual report to shareholders filed as Exhibit 13.0, under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2006 annual report to shareholders filed as Exhibit 13.0. The consolidated financial statements of this report set forth the list of all reports required by this item and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, management concluded that the Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

(b)	Management’s Report on Internal Control over Financial Reporting

The Management’s Report on Internal Control over Financial Reporting is incorporated herein by reference from portions of the 2006 annual report to shareholders filed as an Exhibit 13.0.

(c)	Changes in Internal Control over Financial Reporting

During the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006, the Group enhanced its internal controls to address the material weaknesses identified in management’s report on internal control over financial reporting included in the Group’s annual report on Form 10-K for the six-month period ended December 31, 2005. Specifically, the Group has strengthened its review and documentation procedures over significant non-routine transactions in order to identify and consider all relevant terms and conditions for the proper accounting treatment. These enhanced controls have been applied to certain non-routine transactions that have taken place during and after the quarter ended June 30, 2006, and their operating effectiveness has been tested accordingly. Management concluded that the controls put into place were adequately designed and were operating for a sufficient period of time for management to conclude that the material weaknesses had been remediated as of December 31, 2006.

ITEM 9B.	OTHER INFORMATION

The Group entered into a Technology Outsourcing Agreement made as of January 26, 2007 (the “Agreement”) with Metavante Corporation, a Wisconsin corporation with offices at 4900 W. Brown Deer Road, Brown Deer, Wisconsin 53223 (“Metavante”), for certain technology related services and software licenses offered by Metavante. The Agreement provides for (i) the transfer of the Group’s data processing and other information technology services to Metavante’s systems; (ii) technology upgrades, enhancements and software modifications; and (iii) the full integration of certain interfaces between the Group and Metavante so that the Group is able to receive Metavante’s services in a live operating environment. The Agreement is for an initial term ending November 30, 2014.

The technology related services to be provided by Metavante to the Group include, but are not limited to the following: (i) software support in connection with Metavante’s licensed software; (ii) professional services, such as staff training and consulting; and (iii) services for payments between the Group’s clients and third parties, including settlement services as payment processor and debit or credit card account issuing or merchant processing services. Additional services may be provided by mutual agreement of both parties. The commencement of these services is expected to occur on or before November 5, 2007 after the completion of certain tasks necessary for their implementation.

Pursuant to the Agreement, Metavante is responsible for establishing and maintaining an information security program designed to ensure on its premises the security and confidentiality of all data and information of any kind or nature submitted by the Group to Metavante, or received by Metavante on behalf of the Group, in connection with Metavante’s services. Metavante is also responsible for maintaining a disaster recovery and continuity plan in connection with the services provided to the Group.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference from the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) — Financial Statements

The list of financial statements required by this item is set forth in the financial data index incorporated by reference from portions of the 2006 annual report to shareholders filed as Exhibit 13.0.

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit
No.:	Description of Document:

3 (i)	Amended and Restated Certificate of Incorporation.(1)
3 (ii)	By-Laws.(2)
4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A(3)
4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B (4)
10.1	1996 Incentive Stock Option Plan.(5)
10.2	1998 Incentive Stock Option Plan.(6)
10.3	2000 Incentive Stock Option Plan.(7)
10.4	Form of Stock Option Grant.(8)
10.5	Lease Agreement Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(9)
10.6	First Amendment to Lease Agreement Dated May 18, 2004, Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(9)
10.8	Employment Agreement between Oriental Financial Group Inc. and Jose Rafael Fernández(9)
10.11	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose E. Fernández Richards(9)
10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose R. Fernández(9)
10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(9)
10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(9)
10.16	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Carlos J. Nieves(9)
10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(10)
10.18	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(11)
10.19	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(12)

Exhibit
No.:	Description of Document:

10.20	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Julio R. Micheo(13)
10.21	Investment Management Agreement between Oriental Financial Group Inc., et al., and Bear Stearns Asset Management Inc.(14)
10.22	Amendment to Investment Management Agreement between Oriental Financial Group Inc. and Bear Stearns Asset Management Inc.
10.23	Technology Outsourcing Agreement between Oriental Financial Group Inc. and Metavante Corporation(14)
13.0	Portions of the 2006 annual report to shareholders
21.0	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(2)	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on September 1, 2005.

(3)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(4)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(5)	Incorporated herein by reference from the Group’s definitive proxy statement for the 1997 annual meeting of stockholders filed with the SEC on September 19, 1997.

(6)	Incorporated herein by reference from the Group’s definitive proxy statement for the 1998 annual meeting of stockholders filed with the SEC on September 29, 1998.

(7)	Incorporated herein by reference from the Group’s definitive proxy statement for the 2000 annual meeting of stockholders filed with the SEC on November 17, 2000.

(8)	Incorporated herein by reference from Exhibit No. 10.4 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2004.

(9)	Incorporated herein by reference from Exhibit 10 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(10)	Incorporated herein by reference from Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(11)	Incorporated herein by reference from Exhibit 10.2 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(12)	Incorporated herein by reference from Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(13)	Incorporated herein by reference from Exhibit 10 of the Group’s current report on Form 10-K filed with the SEC on December 15, 2006.

(14)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Fernández José Rafael Fernández, President and Chief Executive Officer	Dated: March 27, 2007

By: /s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José J. Gil de Lamadrid José J. Gil de Lamadrid Chairman of the Board	Dated: March 27, 2007

By: /s/ José Rafael Fernández José Rafael Fernández Director	Dated: March 27, 2007

By: /s/ José E. Fernández José E. Fernández Director	Dated: March 27, 2007

By: /s/ Maricarmen Aponte Maricarmen Aponte Director	Dated: March 27, 2007

By: /s/ Francisco Arriví Francisco Arriví Director	Dated: March 27, 2007

By: /s/ Miguel Vázquez Deynes Miguel Vázquez Deynes Director	Dated: March 27, 2007

By: /s/ Dr. Pablo I. Altieri Dr. Pablo I. Altieri Director	Dated: March 27, 2007

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo Director	Dated: March 27, 2007

By: /s/ Nelson García Nelson García Director	Dated: March 27, 2007

By: /s/ Pedro Morazzani Pedro Morazzani Director	Dated: March 27, 2007