Form 10-Q
period 2007-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2007-05-10
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934
For the transition period from _____________________ to _________________________
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
24,500,842 common shares ($1.00 par value per share)
outstanding as of April 30, 2007

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
The Group wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based on management’s current expectations, and to advise readers that various factors, including local, regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive, and regulatory factors, legislative changes and accounting pronouncements, could affect the Group’s financial performance and could cause the Group’s actual results for future periods to differ materially from those anticipated or projected. The Group does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART — I FINANCIAL INFORMATION
ITEM — I FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2007 AND DECEMBER 31, 2006
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$14,286	$15,341
Money market investments	50,127	18,729

Total cash and cash equivalents	64,413	34,070

Investments:
Time deposits with other banks	5,000	5,000

Trading securities, at fair value with amortized cost of $463 (December 31, 2006 — $246)	461	243

Investment securities available-for-sale, at fair value with amortized cost of $1,828,459 (December 31, 2006 — $984,060)
Securities pledged that can be repledged	1,805,124	947,880
Other investment securities	20,818	27,080

Total investment securities available-for-sale	1,825,942	974,960

Investment securities held-to-maturity, at amortized cost with fair value of $1,880,479 (December 31, 2006 — $1,931,720)
Securities pledged that can be repledged	1,810,909	1,814,746
Other investment securities	92,798	152,731

Total investment securities held-to-maturity	1,903,707	1,967,477

Other Intestments	31,578	30,949

Federal Home Loan Bank (FHLB) stock, at cost	14,197	13,607

Total investments	3,780,885	2,992,236

Securities sold but not yet delivered	74,289	6,430

Loans:
Mortgage loans held-for-sale, at lower of cost or market	42,204	10,603
Loans receivable, net of allowance for loan losses of $8,046 (December 31, 2006 — $8,016)	1,191,690	1,201,767

Total loans, net	1,233,894	1,212,370

Accrued interest receivable	30,482	27,940
Premises and equipment, net	19,853	20,153
Deferred tax asset, net	13,562	14,150
Foreclosed real estate	5,320	4,864
Other assets	69,355	61,477

Total assets	$5,292,053	$4,373,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$124,610	$132,434
Savings accounts	307,319	266,184
Certificates of deposit	905,656	834,370

Total deposits	1,337,585	1,232,988

Borrowings:
Federal funds purchased and other short term borrowings	3,139	13,568
Securities sold under agreements to repurchase	3,321,105	2,535,923
Advances from FHLB	195,000	181,900
Term notes	—	15,000
Subordinated capital notes	36,083	36,083

Total borrowings	3,555,327	2,782,474

Securities purchased but not yet received	40,067	—
Accrued expenses and other liabilities	20,752	21,802

Total liabilities	4,953,731	4,037,264

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,461,200 shares issued (December 31, 2006 — 25,430,929 shares)	25,461	25,431
Additional paid-in capital	209,226	209,033
Legal surplus	37,424	36,245
Retained earnings	31,956	26,772
Treasury stock, at cost 977,600 shares (December 31, 2006 — 989,405 shares)	(12,848)	(12,956)
Accumulated other comprehensive loss, net of tax of $351 (December 31, 2006 — $290)	(20,897)	(16,099)

Total stockholders’ equity	338,322	336,426

Total liabilities and stockholders’ equity	$5,292,053	$4,373,690

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share data)

	Quarter Ended March 31,
	2007	2006

Interest income:
Loans	$21,849	$16,253
Mortgage-backed securities	25,498	24,500
Investment securities	13,697	14,500
Short term investments	456	739

Total interest income	61,500	55,992

Interest expense:
Deposits	12,370	10,498
Securities sold under agreements to repurchase	32,789	26,363
Advances from FHLB, term notes and other borrowings	2,317	2,622
Subordinated capital notes	758	1,297

Total interest expense	48,234	40,780

Net interest income	13,266	15,212
Provision for loan losses	1,075	1,101

Net interest income after provision for loan losses	12,191	14,111

Non-interest income:
Financial service revenues	4,843	3,252
Banking service revenues	1,874	2,176
Investment banking revenues	—	1,709
Net gain on:
Mortgage banking activities	62	436
Securities available-for-sale	358	19
Derivatives	8,418	882
Trading securities	—	28
Other	(304)	451

Total non-interest income, net	15,251	8,953

Non-interest expenses:
Compensation and employee’s benefits	6,745	6,173
Occupancy and equipment	2,994	2,889
Advertising and business promotion	793	937
Directors and investor relations	531	144
Professional and service fees	1,538	1,624
Communication	338	447
Loan servicing expenses	523	455
Taxes, other than payroll and income taxes	448	600
Electronic banking charges	458	468
Printing, postage, stationery and supplies	202	186
Insurance	216	213
Other	1,041	747

Total non-interest expenses	15,827	14,883

Income before income taxes	11,615	8,181
Income tax expense	624	131

Net income	10,991	8,050
Less: Dividends on preferred stock	(1,200)	(1,200)

Income available to common shareholders	$9,791	$6,850

Income per common share:
Basic	$0.40	$0.28

Diluted	$0.40	$0.28

Average common shares outstanding	24,472	24,613
Average potential common shares-options	93	137

	24,565	24,750

Cash dividends per share of common stock	$0.14	$0.14

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(In thousands)

	Quarter Ended March 31,
	2007	2006
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,431	25,350
Stock options exercised	30	15

Balance at end of period	25,461	25,365

Additional paid-in capital:
Balance at beginning of period	209,033	208,454
Stock-based compensation expense	4	6
Stock options exercised	189	121

Balance at end of period	209,226	208,581

Legal surplus:
Balance at beginning of period	36,245	35,863
Transfer from retained earnings	1,179	917

Balance at end of period	37,424	36,780

Retained earnings:
Balance at beginning of period	26,772	52,340
Net income	10,991	8,050
Cash dividends declared on common stock	(3,428)	(3,448)
Cash dividends declared on preferred stock	(1,200)	(1,200)
Transfer to legal surplus	(1,179)	(917)

Balance at end of period	31,956	54,825

Treasury stock:
Balance at beginning of period	(12,956)	(10,332)
Stock used to match defined contribution plan 1165(e)	108	92

Balance at end of period	(12,848)	(10,240)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(16,099)	(37,884)
Other comprehensive loss, net of tax	(4,798)	(1,817)

Balance at end of period	(20,897)	(39,701)

Total stockholders’ equity	$338,322	$343,610

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(In thousands)

	Quarter Ended
	March 31,
	2007	2006
COMPREHENSIVE INCOME

Net income	$10,991	$8,050

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	4,841	(11,543)
Realized gain on investment securities available-for-sale included in net income	—	(19)
Unrealized gain on derivatives designated as cash flows hedges arising during the period	—	9,916
Gains on derivatives designated as cash flow hedges included in net income	(773)	(749)
Gain from termination of cash flow hedging	(8,225)	—
Income tax effect related to unrealized (gain) loss on securities available-for-sale	(641)	578

Other comprehensive loss for the period	(4,798)	(1,817)

Comprehensive income	$6,193	$6,233

See notes to unaudited consolidated financial statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(In thousands)

	Quarter ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,991	$8,050

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(285)	(401)
Amortization of premiums, net of accretion of discounts	986	(359)
Depreciation and amortization of premises and equipment	1,393	1,567
Deferred income tax benefit	(53)	(1,045)
Equity in losses (earnings) of investment in limited liability partnership	892	(304)
Provision for loan losses	1,075	1,001
Common stock used to match defined contribution plan 1165(e)	108	92
Stock-based compensation	4	6
Gain on:
Sale of securities available-for-sale	(358)	(19)
Mortgage banking activities	(62)	(436)
Derivatives	(9,052)	(882)
Sale of foreclosed real estate	(37)	(104)
Originations of loans held-for-sale	(36,766)	(13,243)
Proceeds from sale of loans held-for-sale	5,227	6,656
Net decrease (increase) in:
Trading securities	(218)	(174)
Accrued interest receivable	(2,542)	(472)
Other assets	(3,239)	152
Net decrease in:
Accrued interest on deposits and borrowings	(2,683)	(153)
Other liabilities	(636)	(175)

Net cash used in operating activities	(35,255)	(243)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(900,000)	(101,616)
Other Investments	(31)	—
Equity options	(5,764)	—
Maturities and redemptions of:
Investment securities available-for-sale	30,160	37,616
Investment securities held-to-maturity	63,663	39,371
FHLB stock	(590)	599
Proceeds from sales of:
Investment securities available-for-sale	23,031	15,193
Foreclosed real estate	820	1,218
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(35,515)	(79,416)
Principal repayment of loans	43,563	44,347
Additions to premises and equipment	(1,093)	(2,046)

Net cash used in investing activities	(781,756)	(44,734)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	104,304	(25,715)
Securities sold under agreements to repurchase	759,788	85,391
Federal funds purchased	(10,429)	499,593
Proceeds from:
Short term borrowings	—	(490,237)
Advances from FHLB	1,121,320	515,195
Exercise of stock options	219	136
Repayments of advances from FHLB	(1,108,220)	(528,495)
Maturity of term note	(15,000)	—
Dividend paid in common and preferred stock	(4,628)	(4,645)

Net cash provided by financing activities	847,354	51,223

Net change in cash and cash equivalents	30,343	6,246
Cash and cash equivalents at beginning of period	34,070	17,269

Cash and cash equivalents at end of period	$64,413	$23,515

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$45,828	$40,627

Mortgage loans securitized into mortgage-backed securities	$—	$2,936

Securities sold but not yet delivered	$74,289	$1,192

Securities and loans purchased but not yet received	$40,067	$1,233

Transfer from loans to foreclosed real estate	$1,239	$624

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated financial condition as of March 31, 2007 and December 31, 2006, and the results of operations, and the cash flows for the quarters ended March 31, 2007 and 2006. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the quarters ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in the Group’s Form 10-K.
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
The Bank operates through twenty-five branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank also operates two international banking entities (“IBEs”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): O.B.T. International Bank, which is a unit of the Bank, and Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. On January 1, 2004, the Group transferred most of the assets and liabilities of O.B.T. International Bank to Oriental International Bank Inc. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
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
The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the overall historical loss trends and other information including underwriting standards and economic trends.
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan losses, factors beyond the Group’s control such as those affecting general economic conditions may require future changes to the allowance.
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
Income Taxes
In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s effective tax rate includes the impact of unrecognized tax benefits and changes to such benefits, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 39% and 43.5% as of March 31, 2007 and 2006, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entities.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of March 31, 2007, a valuation allowance of approximately $3.9 million was recorded to offset deferred tax assets from loss carry forwards that the Group considers it may not realize in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
Effective at the beginning of the first quarter of 2007, the Group adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.7 million. The Group historically classified unrecognized tax benefits in current taxes payable. No adjustments resulted by the implementation of FIN 48. These gross unrecognized tax benefits would affect the effective tax rate if realized.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Group had accrued $1.3 million for the payment of interest and penalties relating to unrecognized tax benefits. The Group does not anticipate significant changes in unrecognized tax benefits during 2007.
Stock Option Plans
At March 31, 2007, the Group had two stock-based employee compensation plans: the 1998 and 2000 Incentive Stock Option Plans. These plans offer key officers, directors and employees an opportunity to purchase shares of the Group’s common stock. The Compensation Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted to any officer, director or employee, their vesting rights, and the options’ exercise prices. The plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in case of merger, consolidation, combination, exchange of shares, other reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split in which the number of shares of common stock of the Group as a whole are increased, decreased, changed into or exchanged for a different number or kind of shares or securities. Stock options vest upon completion of specified years of service.
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
The Group recorded approximately $4,000 during the quarter ended March 31, 2007 related to compensation expense for options issued subsequent to the adoption of SFAS 123R. The remaining unrecognized compensation cost related to unvested awards as of March 31, 2007, was approximately $303,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
The average fair value of each option granted during the quarter ended March 31, 2007 and 2006 was $3.55 and $4.05, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following assumptions were used in estimating the fair value of the options granted:

	Quarter Ended
	March 31,
	2007	2006
Weighted Average Assumptions:
Dividend yield	4.20%	3.81%
Expected volatility	33.72%	34.26%
Risk-free interest rate	4.33%	4.19%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
NOTE 2 — INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007 (In thousands)

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Obligations of US Government sponsored agencies	$900,000	$3,075	$180	902,895	5.87%
Puerto Rico Government and agency obligations	20,273	85	492	19,866	5.68%
Corporate bonds and other	25,548	130	—	25,678	5.80%

Total investment securities	945,821	3,290	672	948,439

FNMA and FHLMC certificates	144,597	—	1,171	143,426	5.45%
GNMA certificates	40,099	418	205	40,312	5.61%
Collateralized mortgage obligations (CMO’s)	697,942	51	4,228	693,765	5.48%

Total mortgage-backed-securities and CMO’s	882,638	469	5,604	877,503

Total securities available-for-sale	1,828,459	3,759	6,276	1,825,942	5.68%

Held-to-maturity
US Treasury securities	15,007	—	37	14,970	2.71%
Obligations of US Government sponsored agencies	818,470	14	9,450	809,034	3.89%
Puerto Rico Government and agency obligations	55,260	—	3,324	51,936	5.29%

Total investment securities	888,737	14	12,811	875,940

FNMA and FHLMC certificates	687,831	1,131	9,049	679,913	5.04%
GNMA certificates	177,316	243	2,092	175,467	5.35%
Collateralized mortgage obligations	149,823	326	990	149,159	5.14%

Total mortgage-backed-securities and CMO’s	1,014,970	1,700	12,131	1,004,539

Total securities held-to-maturity	1,903,707	1,714	24,942	1,880,479	4.57%

Total	$3,732,166	$5,473	$31,218	$3,706,421	5.11%

	December 31, 2006 (In thousands)

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Puerto Rico Government and agency obligations	$20,254	$64	$872	$19,446	5.68%
Corporate bonds and other	50,598	520	2,347	48,771	6.11%

Total investment securities	70,852	584	3,219	68,217

FNMA and FHLMC certificates	150,099	—	1,506	148,593	5.45%
GNMA certificates	40,690	408	235	40,863	5.61%
Collateralized mortgage obligations (CMOs)	722,419	7	5,139	717,287	5.48%

Total mortgage-backed-securities and CMO’s	913,208	415	6,880	906,743

Total securities available-for-sale	984,060	999	10,099	974,960	5.52%

Held-to-maturity
US Treasury securities	15,022	—	127	14,895	2.71%
Obligations of US Government sponsored agencies	848,400	7	17,529	830,878	3.85%
Puerto Rico Government and agency obligations	55,262	—	3,961	51,301	5.29%

Total investment securities	918,684	7	21,617	897,074

FNMA and FHLMC certificates	713,171	628	11,529	702,270	5.04%
GNMA certificates	182,874	215	2,176	180,913	5.35%
Collateralized mortgage obligations	152,748	18	1,303	151,463	5.13%

Total mortgage-backed-securities and CMO’s	1,048,793	861	15,008	1,034,646

Total securities held-to-maturity	1,967,477	868	36,625	1,931,720	4.55%

Total	$2,951,537	$1,867	$46,724	$2,906,680	4.87%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at March 31, 2007, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities
Due within 1 year	$2,000	$2,005	$164,979	$163,916
Due after 1 to 5 years	—	—	287,390	281,098
Due after 5 to 10 years	901,343	904,283	281,261	281,271
Due after 10 years	42,478	42,151	155,107	149,655

	945,821	948,439	888,737	875,940

Mortgage-backed securities
Due within 1 year	151	158	—	—
Due after 1 to 5 years	1,015	1,057	—	—
Due after 10 years	881,472	876,288	1,014,970	1,004,539

	882,638	877,503	1,014,970	1,004,539

	$1,828,459	$1,825,942	$1,903,707	$1,880,479

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
Proceeds from the sale of investment securities available-for-sale during the three-month period ended March 31, 2007 totaled $23.0 million (March 31, 2006, $15.2 million). Realized gains on those sales during the quarter was $358,000 (March 31, 2006, gains of $19,000). There were no losses in either periods.
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$150,000	$180	$149,820
Mortgage-backed securities and CMO’s	850,219	5,232	844,987

	1,000,219	5,412	994,807

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	14,102	492	13,610
Mortgage-backed securities and CMO’s	8,517	372	8,145

	22,619	864	21,755

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	150,000	180	149,820
Puerto Rico Government and agency obligations	14,102	492	13,610
Mortgage-backed securities and CMO’s	858,736	5,604	853,132

	$1,022,838	$6,276	$1,016,562

Held-to-maturity

(In thousands)

		Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMO’s	$176,252	$693	$175,559

	176,252	693	175,559

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	15,007	37	14,970
Obligations of U.S government sponsored entities	562,208	9,450	552,758
Puerto Rico Government and agency obligations	55,260	3,324	51,936
Mortgage-backed securities and CMO’s	472,443	11,438	461,005

	1,104,918	24,249	1,080,669

		Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US Treasury securities	15,007	37	14,970
Obligations of U.S government sponsored entities	562,208	9,450	552,758
Puerto Rico Government and agency obligations	55,260	3,324	51,936
Mortgage-backed securities and CMO’s	648,695	12,131	636,564

	$1,281,170	$24,942	$1,256,228

Securities in an unrealized loss position at March 31, 2007 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. The vast majority of these securities are rated the equivalent of AAA by nationally recognized rating organizations. The investment portfolio is structured primarily with highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at March 31, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Also, Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2007, and December 31, 2006, was as follows:

	(In thousands)
	March 31, 2007	December 31, 2006

Residential mortgage loans	$897,770	$899,162
Home equity loans and secured personal loans	35,219	36,270
Commercial loans, mainly secured by real estate	236,739	241,702
Personal consumer loans and lines of credit	33,419	35,772

Loans receivable, gross	1,203,147	1,212,906
Less: deferred loan fees, net	(3,411)	(3,123)

Loans receivable	1,199,736	1,209,783
Allowance for loan losses	(8,046)	(8,016)

Loans receivable, net	1,191,690	1,201,767
Mortgage loans held-for-sale	42,204	10,603

Total loans, net	$1,233,894	$1,212,370

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the changes in the allowance for loan losses for the quarters ended March 31, 2007 and 2006.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At March 31, 2007 and December 31, 2006, the total investment in impaired loans was $1.7 million and $2.0 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.

NOTE 4 — PLEDGED ASSETS
At March 31, 2007, residential mortgage loans amounting to $580,875,000 and investment securities with fair values amounting to $6,287,000 were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3,420,301, $101,051,000, and $8,463,000 at March 31, 2007, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $508,000 at March 31, 2007, were pledged to the Puerto Rico Treasury Department.
As of March 31, 2007, investment securities available-for-sale and held-to-maturity not pledged amounted to $69,045,000 and $100,766,000, respectively. As of March 31, 2007, mortgage loans not pledged amounted to $394,318,000.
NOTE 5 — OTHER ASSETS
Other assets at March 31, 2007 and December 31, 2006 include the following:

	(In thousands)
	March 31, 2007	December 31, 2006

Investment in equity indexed options	$39,746	$34,216
Investment in limited partnership	11,021	11,913
Deferred charges	977	1,037
Prepaid expenses	1,858	2,152
Accounts receivable and other assets	11,297	7,560
Investment in Statutory Trusts	1,086	1,086
Goodwill	2,006	2,006
Servicing asset	1,364	1,507

	$69,355	$61,477

NOTE 6 — SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $36,083,000 at March 31, 2007 and December 31, 2006.
In October 2001 and August 2003, the Statutory Trust I and the Statutory Trust II, respectively, special purpose entities of the Group, were formed for the purpose of issuing trust redeemable preferred securities. In December 2001 and September 2003, $35.0 million of trust redeemable preferred securities were issued by each of the Statutory Trust I and the Statutory Trust II, respectively, as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006 and the Group recorded a $915,000 loss related to the write-off of unamortized issuance cost of the note. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (8.30% at March 31, 2007; December 31, 2006 — 8.31%), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years (September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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

NOTE 7 — OTHER BORROWINGS
At March 31, 2007, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase at March 31, 2007 mature as follows:

(In thousands)
Balance
Due within 30 days	$514,323
Due after 3 to 5 years	900,428
Due after 5 to 10 years	1,906,354

$3,321,105

At March 31, 2007, the contractual maturities of advances from the FHLB by year are as follows:

(In thousands)
Year ending December 31,	Advances from FHLB

2007	$145,000
2008	50,000

$195,000

NOTE 8 — DERIVATIVES ACTIVITIES
The Group utilizes various derivative instruments as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Certain swaps were entered into to convert the forecasted rollover of short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group paid a fixed monthly or quarterly cost and received a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties partially offset the interest payments to be made on the forecasted rollover of short-term borrowings. The Group decided to unwind all of its outstanding interest rate swaps with aggregate notional amounts of $1.1 billion in two separate transactions in July and December 2006.
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
There were no derivatives designated as a hedge as of March 31, 2007 and December 31, 2006. Other derivatives not designated as a hedge consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $146,295,000 and $131,530,000 as of March 31, 2007 and December 31, 2006, respectively; embedded options on stock indexed deposits with notional amounts of $138,571,000 and $122,924,000 as of March 31, 2007 and December 31, 2006, respectively.

During the quarters ended March 31, 2007 and 2006, gains of $8.4 million and $882,000, respectively, were recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, mainly due to the $8.2 million gain recognized because of the elimination of the forecasted transactions on the cash flow hedges of the swaps previously termindated, which gains were previously included in other comprehensive income. During the quarter ended March 31, 2006, unrealized gains of $9.9 million on derivatives designated as cash flow hedges were included in other comprehensive income (loss). There are no unrealized gains or losses at March 31, 2007.
At March 31, 2007 and December 31, 2006, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $39.7 million and $34.2 million, respectively, presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability of $37.7 million and $32.2 million, respectively, recorded in deposits.
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
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2007 and 2006:

Unaudited - Quarters Ended March 31, (Dollars in thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

March 31, 2007
Interest income	$22,344	$39,083	$73	$61,500	$—	$61,500
Interest expense	(7,094)	(40,931)	(209)	(48,234)	—	(48,234)

Net interest income	15,250	(1,848)	(136)	13,266	—	13,266
Non-interest income	1,397	8,952	4,902	15,251	—	15,251
Non-interest expenses	(12,051)	(731)	(3,045)	(15,827)	—	(15,827)
Intersegment revenue	948	—	—	948	948	1,896
Intersegment expense	—	(146)	(802)	(948)	(948)	(1,896)
Provision for loan losses	(1,075)	—	—	(1,075)	—	(1,075)

Income before income taxes	$4,469	$6,227	$919	$11,615	$—	$11,615

Total Assets as of March 31, 2007	$1,696,048	$3,901,554	$12,883	$5,610,485	$(318,432)	$5,292,053

March 31, 2006
Interest income	$16,599	$39,357	$36	$55,992	$—	$55,992
Interest expense	(7,763)	(33,017)	—	(40,780)	—	(40,780)

Net interest income	8,836	6,340	36	15,212	—	15,212
Non-interest income	5,084	2,950	919	8,953	—	8,953
Non-interest expenses	(12,408)	(550)	(1,925)	(14,883)	—	(14,883)
Intersegment revenue	722	—	—	722	(722)	—
Intersegment expense	—	—	(722)	(722)	722	—
Provision for loan losses	(1,101)	—	—	(1,101)	—	(1,101)

Income before income taxes	$1,133	$8,740	$(1,692)	$8,181	$—	$8,181

Total Assets as of March 31, 2006	$1,071,901	$3,877,854	$13,021	$4,962,776	$(398,678)	$4,564,098

NOTE 10 — RECENT ACCOUNTING DEVELOPMENTS:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”
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
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management is evaluating the impact that this accounting standard may have on the Group’s consolidated financial statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”
On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. While SFAS 159 is effective for the Group beginning January 1, 2008, earlier adoption is permitted as of January 1, 2007, provided that the entity also adopts all of the requirements of SFAS 157. Management has decided not to pursue early adoption.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
In July 2006, the FASB issued FIN 48. On January 1, 2007, the Group adopted FIN 48. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties.
As of January 1, 2007, the Company’s unrecognized tax benefit totaled $7.0 million, of which $1.3 million related to interest and penalties. No adjustment resulted from the implementation of FIN 48. In accordance with the Group's policy, any tax-related interest and/or penalties are classified as a component of income taxes in the consolidated statements of financial position and results of operations. The tax periods ended June 30, 2003, 2004, 2005 and December 31, 2005 and 2006 remain subject to examination by the Puerto Rico Department of Treasury.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended March 31,
	2007	2006	Variance

EARNINGS PER SHARE AND DIVIDENDS DATA:
Interest income	$61,500	$55,992	9.8%
Interest expense	48,234	40,780	18.3%

Net interest income	13,266	15,212	-12.8%
Provision for loan losses	1,075	1,101	-2.4%

Net interest income after provision for loan losses	12,191	14,111	-13.6%
Non-interest income	15,251	8,953	70.3%
Non-interest expenses	15,827	14,883	6.3%

Income before taxes	11,615	8,181	42.0%
Income tax expense	624	131	376.3%

Net Income	10,991	8,050	36.5%
Less: dividends on preferred stock	(1,200)	(1,200)	0.0%

Income available to common shareholders	$9,791	$6,850	42.9%

PER SHARE DATA:

Basic	$0.40	$0.28	43.8%

Diluted	$0.40	$0.28	44.0%

Average common shares outstanding	24,472	24,613	-0.6%
Average potential common share-options	93	137	-32.1%

Total average shares outstanding and equivalents	24,565	24,750	-0.7%

Book value per common share	$11.04	$11.19	-1.3%

Market price at end of period	$11.78	$14.45	-18.5%

Cash dividends declared per common share	$0.14	$0.14	0.0%

Cash dividends declared on common shares	$3,427	$3,448	-0.6%

Return on average assets (ROA)	1.01%	0.70%	44.3%

Return on average common equity (ROE)	14.54%	9.94%	51.7%

Equity-to-assets ratio	6.39%	7.53%	-15.1%

Efficiency ratio	78.95%	65.32%	20.9%

Expense ratio	0.86%	0.66%	30.3%

Interest rate spread	0.89%	1.08%	9.3%

Interest rate margin	1.18%	1.37%	-35.0%

Number of financial centers	25	24	4.2%

	March 31,	December 31,
	2007	2006	Variance

PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$3,780,885	$2,992,236	26.4%
Loans (including loans held-for-sale), net	1,233,894	1,212,370	1.8%
Securities and loans sold but not yet delivered	74,289	6,430	1055.4%

	$5,089,068	$4,211,036	20.9%

Deposits and Borrowings
Deposits	$1,337,585	$1,232,988	8.5%
Repurchase agreements	3,321,105	2,535,923	31.0%
Other borrowings	234,222	246,551	-5.0%
Securities and loans purchased but not yet received	40,067	—	100.0%

	$4,932,979	$4,015,462	22.9%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	270,322	268,426	0.7%

	$338,322	$336,426	0.6%

Capital ratios
Leverage capital	8.21%	8.42%	-2.5%

Tier 1 risk-based capital	19.15%	21.57%	-11.2%

Total risk-based capital	19.56%	22.04%	-11.3%

Trust assets managed	$1,850,912	$1,848,596	0.1%
Broker-dealer assets gathered	1,101,542	1,143,668	-3.7%

Assets managed	2,952,454	2,992,264	-1.3%
Assets owned	5,292,053	4,373,690	21.0%

Total financial assets managed and owned	$8,244,507	$7,365,954	11.9%

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
During the quarter ended March 31, 2007 the Group continued targeting the personal and commercial needs of mid and high net worth individuals and families, including professionals and owners of small and mid-size businesses, primarily in Puerto Rico. The results of these efforts reflected continued growth in lending activities and tight control over non-interest expenses.
During the fourth quarter of 2006, the Group completed a review of its available-for-sale (“AFS”) investment portfolio in light of asset/liability management considerations and changing market conditions, and strategically repositioned this portfolio. The repositioning involved open market sales of approximately $865 million of securities with a weighted average yield of 4.60% at a loss of approximately $16.0 million which was included as non-interest income in the accompanying consolidated financials statements. Following the sale, $860 million of triple-A securities at a weighted average yield of 5.55% were purchased and classified as AFS. As part of this repositioning, the Group entered into a $900 million, 5-year structured repurchase agreement ($450 million non-put 1-year and $450 million non-put 2-years) with a weighted average rate paid of 4.52%. Proceeds were used to repay repurchase agreements with a weighted average rate paid of 5.25%. In February 2007, the Group continued its strategic repositioning of the repurchase agreements portfolio, restructuring an additional $1 billion of short-term borrowings, with a weighted average rate being paid of approximately 5.35%, into 10-year, non-put 2-year structured repurchased agreements, priced at 95 basis points under 90-day LIBOR (for a current rate of 4.40%). These strategic actions are expected to significantly improve the Group’s net interest income position for 2007. Separately, the Group purchased in February 2007 approximately $900 million in U.S. government agency securities for the AFS portfolio which were funded with a net spread of approximately 150 basis points, locked in for two years on $750 million and one year on $150 million. These securities are intended to replenish scheduled repayments and maturities of securities that occurred in 2006 and are expected to occur in 2007. Most of the actions we took to reposition the AFS portfolio and its funding in December 2006 did not take effect until January 2007, and the actions we took to further restructure our funding in February 2007 did not take effect until March 2007. Thus, we anticipate the full benefits of these changes should be reflected in the June 2007 quarter.
Income Available to Common Share holders
For the quarter ended March 31, 2007, the Group’s income available to common shareholders totaled $9.8 million, compared to $6.9 million in the comparable year-ago quarter. Earnings per common share fully diluted was $0.40 compared to $0.28 in the year-ago quarter.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter ended March 31, 2007 was 14.54%, which represents an increase of 51.7% from 9.94% for the quarter ended March 31, 2006. Return on average assets (ROA) for the quarter ended March 31, 2007 was 1.01% representing an increase of 44.3% from 0.70% the year ago-quarter.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 12.8% for the quarter ended March 31, 2007, totaling $13.3 million, compared with $15.2 million for the same period in the previous year, but significantly improved as compared to the last three quarters due to the initial favorable effects of the above mentioned repositioning. Increases of 9.8% in interest income for the quarter ended March 31, 2007, as compared to same period last year was mainly due to higher loan volume and higher average yields on interest earning assets. These increases were more than offset by higher interest rates and increased volume on borrowings. Net interest margin for the March 31, 2007 quarter was 1.18%, compared to 1.37% for the year-ago period, and 0.72% for the quarter ended December 31, 2006.
Non-Interest Income
Total non-interest income was $15.3 million for the quarter ended March 31, 2007, an increase of 70.3% over the March 31, 2006 quarter. This reflected year-over-year growth in commissions and fees from brokerage and insurance activities, trust activities, securities net gain and derivatives net gain, which more than offset declines in banking service revenues and mortgage banking activities and the absence of investment banking revenues. Commission and fees from brokerage and insurance activities increased 48.9% to $4.8 million, reflecting the success of growth strategies at work in those businesses. Derivatives net gain of $8.4 million, as compared to a small gain in the year-ago quarter, reflected the recognition of the remaining net gain, which had previously been included in other comprehensive income, from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements.

Non-Interest Expenses
Non-interest expenses totaled $15.8 million for the quarter ended March 31, 2007, compared to $14.9 million, in the March 31, 2006 quarter, but a 16.3% decline from $18.9 million when compared to the last quarter of 2006.
Income Tax Expense
The income tax expense was $624,000 for the quarter ended March 31, 2007, compared to $131,000 for the same period ended March 31, 2006. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39.0%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entity.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At March 31, 2007, total financial assets reached $8.245 billion compared to $7.366 billion at December 31, 2006, reflecting a 11.9% increase. There was 21.0% increase in assets owned when compared to December 31, 2006. Owned assets are approximately 99% owned by the Group’s banking subsidiary.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2007, total assets managed by the Group’s trust division and CPC amounted to $1.851 billion, compared to the $1.849 billion reported at December 31, 2006. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2007, total assets gathered by the securities broker-dealer from its customer investment accounts, decreased to $1.102 billion compared to $1.144 billion as of December 31, 2006.
Interest Earning Assets
The investment portfolio amounted to $3.781 billion as of March 31, 2007, a 26.4% increase compared to $2.992 billion as of December 31, 2006, while the loan portfolio increased 1.8% to $1.234 billion as of March 31, 2007, compared to $1.212 billion as of December 31, 2006. The increase in investment securities relates to the $900 million purchase of U.S. Government agency securities for the AFS portfolio which were intended to replenish scheduled repayments and maturities during 2006 and those expected for 2007, and provide a balance to grow the investment portfolio as a result of our strategy to deal with the current market rates scenario.
Mortgage loan portfolio totaled $971.8 million as of March 31, 2007, a 3.11% increase from $942.9 million at December 31, 2006, and 41.1% increase from $688.6 million a year ago. Mortgage loan production totaled $50.9 million, a 19.4% decrease compared to the same quarter of the prior fiscal year, excluding purchases from third party originators. Mortgage loans purchased amounted to $4.6 million for the quarter ended March 31, 2007, compared to $7.7 million for the March 31, 2006 period.
Interest Bearing Liabilities
Deposits of $1.338 billion at March 31, 2007 increased 8.5% compared to December 31, 2006, due to the continued success of Oriental Money savings account products. Borrowings at March 31, 2007 totaled $3.555 billion, an increase of 27.8% from December 31, 2006, primarily due to the Group’s use of repurchase agreements.
Stockholders’ Equity
Stockholders’ equity as of March 31, 2007, was $338.3 million, compared to $336.4 million as of December 31, 2006, reflecting increased mark-to-market valuations in the available-for-sale portfolio.
The Group continues to be well-capitalized, with ratios significantly above regulatory capital adequacy guidelines. At March 31, 2007, Tier 1 Leverage Capital Ratio was 8.21% (2.1 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 19.15% (4.8 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 19.56% (2.4 times the minimum of 8.00%).

Dividends
During the quarter ended March 31, 2007 and 2006, the Group declared cash dividends of $3.4 million and $1.2 million on its common and preferred stocks, respectively.
TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2007	2006	in %	2007	2006	in BP	2007	2006	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$61,500	$55,992	9.8%	5.46%	5.04%	42	$4,505,506	$4,441,440	1.4%
Tax equivalent adjustment	14,661	13,113	11.8%	1.30%	1.18%	12	—	—	0.0%

Interest-earning assets — tax equivalent	76,161	69,105	10.2%	6.76%	6.22%	54	4,505,506	4,441,440	1.4%
Interest-bearing liabilities	48,234	40,780	18.3%	4.57%	3.96%	61	4,219,158	4,120,445	2.4%

Tax equivalent net interest income / spread	$27,927	$28,325	-1.4%	2.19%	2.26%	(7)	$286,348	$320,995	-10.8%

Tax equivalent interest rate margin				2.48%	2.55%	(7)

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$39,474	$39,319	0.4%	4.88%	4.56%	32	$3,237,580	$3,450,729	-6.2%
Investment management fees	(290)	(319)	-9.1%	-0.04%	-0.04%	0	—	—	0.0%

Total investment securities	39,184	39,000	0.5%	4.84%	4.52%	32	3,237,580	3,450,729	-6.2%
Trading securities	11	(1)	-1200.0%	3.90%	-2.74%	664	1,127	146	671.9%
Money market investments	456	740	-38.4%	5.84%	4.30%	154	31,230	68,810	-54.6%

	39,651	39,739	-0.2%	4.85%	4.52%	33	3,269,937	3,519,685	-7.1%

Loans:
Mortgage	16,329	11,128	46.7%	6.75%	7.02%	(27)	967,003	634,100	52.5%
Commercial	4,601	4,165	10.5%	7.86%	6.63%	123	234,105	251,421	-6.9%
Consumer	919	960	-4.3%	10.67%	10.60%	7	34,461	36,234	-4.9%

	21,849	16,253	34.4%	7.07%	7.05%	2	1,235,569	921,755	34.0%

	61,500	55,992	9.8%	5.46%	5.04%	42	4,505,506	4,441,440	1.4%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	36,709	42,044	-12.7%
Now accounts	203	218	-6.9%	1.14%	1.02%	12	71,445	85,186	-16.1%
Savings	2,916	257	1035.1%	4.09%	1.20%	289	285,491	85,991	232.0%
Certificates of deposit	9,250	10,023	-7.7%	4.52%	3.91%	61	819,262	1,025,795	-20.1%

	12,370	10,498	17.8%	4.08%	3.39%	69	1,212,907	1,239,016	-2.1%

Borrowings:
Repurchase agreements	33,095	27,554	20.1%	4.77%	4.44%	33	2,772,978	2,480,470	11.8%
Interest rate risk management	(773)	(1,319)	-41.4%	-0.11%	-0.21%	10	—	—	0.0%
Financing fees	467	128	264.7%	0.07%	0.02%	5	—	—	0.0%

Total repurchase agreements	32,789	26,363	24.4%	4.73%	4.25%	48	2,772,978	2,480,470	11.8%
FHLB advances	1,924	2,348	-18.1%	4.64%	3.08%	156	165,991	305,071	-45.6%
Subordinated capital notes	758	1,297	-41.6%	8.40%	7.19%	121	36,083	72,166	-50.0%
Term notes	188	157	20.1%	5.32%	4.19%	113	14,167	15,000	-5.6%
Other borrowings	205	117	75.1%	4.81%	5.37%	(56)	17,032	8,722	95.3%

	35,864	30,282	18.4%	4.77%	4.20%	57	3,006,251	2,881,429	4.3%

	48,234	40,780	18.3%	4.57%	3.96%	61	4,219,158	4,120,445	2.4%

Net interest income / spread	$13,266	$15,212	-12.8%	0.89%	1.08%	(19)

Interest rate margin				1.18%	1.37%	(19)

Excess of average interest-earning assets over average interest-bearing liabilities							$286,348	$320,995	-10.8%

Average interest-earning assets over average interest-bearing liabilities ratio							106.79%	107.79%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$(2,920)	2,832	(88)
Loans	5,549	47	5,596

	2,629	2,879	5,508

Interest Expense:
Deposits	$(225)	2,097	1,872
Repurchase agreements	10,766	(4,341)	6,425
Other borrowings	(1,951)	1,108	(843)

	8,590	(1,136)	7,454

Net Interest Income	$(5,961)	$4,015	$(1,946)

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
For the quarter ended March 31, 2007, net interest income amounted to $13.3 million, a decrease of 12.8% from $15.2 million in the same period of the previous year. The decrease for the quarter reflects a 9.8% increase in interest income, due to a $2.6 million positive volume variance and a $2.9 million positive rate variance, more than offset by an increase on 18.3% in interest expense, caused by an increase of $8.6 from borrowings volume and $(1.1) million due to interest rate changes. Interest rate spread dropped 19 basis points, to 0.89% from 1.08% in the March 31, 2006 quarter. This decline is a result of an increase of 42 basis points, in the combined average yield of investments and loans for the quarter and an increase of 61 basis points, caused by an increase in the average cost of funds.
For the quarter ended March 31, 2007, the average balance of total interest-earnings assets grew 1.4% to $4.506 billion versus $4.441 billion for the same periods of the previous year. The increase in the average balance reflects decrease of 7.1% in the investment portfolio to $3.270 billion and a growth of 34.0 % in loans, to $1.236 billion for the quarter. Most of the dollar increase in loans came from the residential mortgage loan portfolio average balance, which increased by 52.5% to $967.0 million for the quarter ended March 31, 2007 from $634.1 million for the quarter ended March 31, 2006.
For the quarter ended March 31, 2007, the average yield on interest-earning assets was 5.46%, compared to 5.04% in the comparable year-ago-period. Higher average yields were due to increases of the investment and loan portfolio yields. The investment portfolio yield increased 4.85% in the quarter ended March 31, 2007, versus 4.52% in the corresponding year ago quarter, due to additions of higher yield investments. The increase was due to the AFS repositioning done late last year and during the March 31, 2007 quarter.
For the quarter ended March 31, 2007, interest expense increased 18.3% to $48.2 million from $40.8 million for the year ago quarter, resulting from both higher volume and rate variances.
For the quarter ended March 31, 2007, the cost of deposits increased 69 basis points to 4.08% as compared to 3.39% in the year-ago quarter. The increase reflects higher average rates paid on higher balances, specifically in savings accounts. For the quarter ended March 31, 2007, the cost of borrowings increased 57 basis points to 4.77%, as compared to 4.20% in the year-ago quarter. The increase was mainly the result of higher average rates paid on increased volume of repurchase agreements. Cost of repurchase agreements increased 33 basis points to 4.77% from 4.44% for the quarter ended March 31, 2007, but lower than the 5.41% from the quarter ended December 31, 2006 due to the repurchase agreement repositioning, lowering funding cost. The cost of FHLB advances increased 156 basis points to 4.64% versus 3.08% for the quarter ended March 31, 2006.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006 (Dollars in thousands)

	Quarter ended March 31,
	2007	2006	Variance %

Mortgage banking activities	$62	$436	-85.8%
Commissions and fees from brokerage and insurance activities	4,843	3,252	48.9%
Investment banking revenues	—	1,709	-100.0%

Non-banking service revenues	4,905	5,397	-9.1%

Fees on deposit accounts	1,225	1,418	-13.6%
Bank service charges and commissions	594	619	-4.0%
Other operating revenues	55	139	-60.4%

Bank service revenues	1,874	2,176	-13.9%

Securities available for sale gains	358	19	1784.2%
Trading securities net gain	—	28	-100.0%
Derivatives net gain	8,418	882	854.4%

Securities, derivatives and trading activities	8,776	929	844.7%

Income (loss) from investment in limited liability partnership	(891)	304	-393.1%
Other income	587	147	299.3%

Other non-interest income (loss)	(304)	451	-167.4%

Total non-interest income	$15,251	$8,953	70.4%

Non-interest income, the second largest source of earnings, is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance.
Non-interest income totaled $15.3 million in the quarter ended March 31, 2007, an increase of 70.4% when compared to $9.0 million in the same period of the previous year. Improvement reflects increases in commissions and fees from brokerage, trust, insurance, derivatives net gain, and securities net gain, partially offset by less mortgage banking activities for the quarter ended March 31, 2007.
Non-banking service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities, is one of the principal components of non-interest income. For the quarter ended March 31, 2007, these revenues decreased 9.1% to $4.9 million from $5.4 million for the year-ago period. Mortgage banking activities decreased 85.8% to $62,000 from $436,000 in the year-ago quarter. Commissions and fees from brokerage and insurance activities increased 48.9% to $4.8 million from $3.3 million in the year-ago quarter. Growth reflected the general improvement in the equity markets. Investment banking revenues decreased by $1.7 million from the year-ago quarter.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter ended March 31, 2007, these revenues decreased 13.9% to $1.9 million compared to the year- ago quarter, reflecting reduced consumer banking activity. Fees on deposit accounts decreased 13.6% to $1.2 million from $1.4 million in the year-ago quarter. Bank service charges, commissions decreased 4.0% to $594,000 from $619,000 in the year-ago quarter, reflecting lower transactional volume in the Bank’s debit and credit cards.
For the quarter ended March 31, 2007 gains from securities, derivatives and trading activities was $8.8 million compared to $929,000 for the year-ago quarter. The Group previously announced a net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreements restructuring, however, significantly reduced the Group’s short-term borrowings during the March 2007 quarter, eliminating the forecasted transactions that the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
     (Dollars in thousands)

	Quarter Ended March 31,
	2007	2006	Variance %

Compensation and employee benefits	$6,745	$6,173	9.3%
Occupancy and equipment	2,994	2,889	3.6%
Advertising and business promotion	793	937	-15.4%
Director and investors relations	531	144	311.6%
Professional and service fees	1,538	1,624	-5.3%
Communications	338	447	-24.4%
Loan servicing expenses	523	455	14.9%
Taxes, other than payroll and income taxes	448	600	-25.3%
Electronic banking charges	458	468	-2.1%
Printing, postage, stationery and supplies	202	186	8.6%
Insurance	216	213	1.4%
Other operating expenses	1,041	747	36.6%

Total non-interest expenses	$15,827	$14,883	6.3%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	42.6%	41.5%

Compensation to total assets	0.51%	0.54%

Average compensation per employee (annualized)	$50.1	$46.8

Average number of employees	539	528

Assets owned per employee	$9,818	$8,644

Non-interest expenses for the quarter ended March 31, 2007, were $15.8 million, compared to $14.9 million in the year-ago quarter, with an efficiency ratio of 78.95% compared to 65.32% in the quarter ended March 31, 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and recurring non-interest income, but excluding gains on sale of investment securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes.
The Group has been successful in limiting expense growth to those areas that directly contribute to increase efficiency, service quality, and profitability. Non-interest expenses increased 6.3% compared to the year-ago quarter ended March 31, 2006, but declined 16.3% from $18.9 million for the quarter ended December 31, 2006.
Compensation and employee benefits, the largest non-interest expense category accounted for 42.6% of the total non-interest expense, for the quarter ended March 31, 2007. Total compensation and employee benefits amounted to $6.7 million for the quarter ended March 31, 2007, compared to $6.2 million in the comparable year-ago period.
        .

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
 (Dollars in thousands)

	Quarter Ended March 31,		Change in
	2007	2006	%
Balance at beginning of period	$8,016	$6,630	20.9%
Provision for loan losses	1,075	1,101	-2.4%
Net credit losses — see Table 5	(1,045)	(571)	83.0%

Balance at end of period	$8,046	$7,160	12.4%

Selected Data and Ratios:
Outstanding gross loans at March 31,	$1,241,941	$948,400	31.0%
Recoveries to net charge-offs	10.45%	15.91%	-34.3%
Allowance coverage ratio
Total loans	0.65%	0.75%	13.3%
Non-performing loans	18.34%	23.91%	-23.3%
Non-mortgage non-performing loans	212.86%	140.17%	51.9%
TABLE 5 — NET CREDIT LOSSES STATISTICS
   (Dollars in thousands)

	Quarter Ended March 31,		Change in
	2007	2006	%

Mortgage
Charge-offs	$(546)	$(199)	174.4%
Recoveries	—	—	0.0%

	(546)	(199)	175.0%

Commercial
Charge-offs	—	(25)	-100.0%
Recoveries	10	7	42.9%

	10	(18)	155.6%

Consumer
Charge-offs	(621)	(455)	36.5%
Recoveries	112	101	10.9%

	(509)	(354)	43.8%

Net credit losses
Total charge-offs	(1,167)	(679)	71.9%
Total recoveries	122	108	13.0%

	$(1,045)	$(571)	83.1%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.23%	0.13%

Commercial	(0.02%)	0.03%

Consumer	5.91%	3.91%

Total	0.34%	0.25%

Average loans:
Mortgage	$967,003	$634,100	52.5%
Commercial	234,105	251,421	-6.9%
Consumer	34,461	36,234	-4.9%

Total	$1,235,569	$921,755	34.0%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
(Dollars in thousands)

	March 31,	December 31,	Change in	March 31,
	2007	2006	%	2006
Allowance for loan losses breakdown:
Mortgage	$4,139	$3,721	11.2%	$3,312
Commercial	1,931	1,831	5.5%	1,633
Consumer	1,877	1,944	-3.4%	1,776
Unallocated allowance	99	520	-81.0%	439

	$8,046	$8,016	0.4%	$7,160

Allowance composition:
Mortgage	51.4%	46.4%		46.3%
Commercial	24.0%	22.8%		22.8%
Consumer	23.3%	24.3%		24.8%
Unallocated allowance	1.2%	6.5%		6.1%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended March 31, 2007, totaled $1,075,000, a 2.3% decrease from the $1,101,000 reported for the same quarter of the previous year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the first quarter of the current year was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter increased 83.0%, from $571,000 (0.25% of average loans outstanding) in the quarter ended March 31, 2006, to $1,045,000 (0.34%) in the quarter ended March 31, 2007, but remained similar to the $1.1 million (0.36%) for the quarter ended December 31, 2006.
The increase in the quarter was primarily due to higher net credit losses for consumer loans and mortgage loans. For the first quarter of the current year, the net credit losses average ratio was 0.34% compared to 0.25% for the same quarter of the prior fiscal year. Non-performing loans of $43.9 million as of March 31, 2007 were 46.5% higher than the $29.9 million as of March 31, 2006 (Table 9). The increase in non-performing loans reflects overall residential mortgage loan growth and the effects of the current economic recession in Puerto Rico.
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

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At March 31, 2007, the total investment in impaired loans was $1.7 million, compared to $2.0 million at December 31, 2006. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes:
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
An unallocated allowance is established recognizing the estimation risk associated with the rating system and with the specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the rating system and the specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in non-performing loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings by the Group’s management. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
(Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2007	2006	%	2006
Investments:
Mortgage-backed securities	$1,892,473	$1,955,566	-3.2%	$1,966,339
U.S. Government and agency obligations	1,733,526	863,019	100.9%	1,249,631
P.R. Government and agency obligations	100,801	100,729	0.1%	90,035
Other investment securities	34,889	54,315	-35.8%	89,338
Short-term investments	5,000	5,000	0.0%	70,288
FHLB stock	14,197	13,607	4.3%	19,403

	3,780,886	2,992,236	26.4%	3,485,034

Loans:
Mortgage	929,578	932,309	-0.3%	675,553
Commercial, mainly secured by real estate	236,739	241,702	-2.1%	221,399
Consumer	33,419	35,772	-6.6%	38,450

Loans receivable	1,199,736	1,209,783	-0.8%	935,402
Allowance for loan losses	(8,046)	(8,016)	0.4%	(7,160)

Loans receivable, net	1,191,690	1,201,767	-0.8%	928,242
Mortgage loans held for sale	42,204	10,603	298.0%	12,998

Total loans receivable, net	1,233,894	1,212,370	1.8%	941,240

Securities sold but not yet delivered	74,289	6,430	1055.3%	1,192

Total securities and loans	5,089,069	4,211,036	20.9%	4,427,466

Other assets:
Cash and due from banks	64,413	34,070	89.1%	13,227
Accrued interest receivable	30,482	27,940	9.1%	29,539
Premises and equipment, net	19,853	20,153	-1.5%	15,307
Deferred tax asset, net	13,562	14,150	-4.2%	13,845
Foreclosed real estate	5,320	4,864	9.4%	4,312
Other assets	69,354	61,477	12.8%	60,402

Total other assets	202,984	162,654	24.8%	136,632

Total assets	$5,292,053	$4,373,690	21.0%	$4,564,098

Investment portfolio composition:
Mortgage-backed securities	50.1%	65.4%		56.4%
U.S. Government and agency obligations	45.8%	28.8%		35.9%
P.R. Government and agency obligations	2.7%	3.4%		2.6%
FHLB stock, short term investments and other investment securities	1.4%	2.4%		5.1%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage	77.5%	77.1%		72.6%
Commercial, mainly secured by real estate	19.7%	20.0%		23.3%
Consumer	2.8%	3.0%		4.1%

	100.0%	100.0%		100.0%

At March 31, 2007, the Group’s total assets amounted to $5.292 billion, an increase of 21.0%, when compared to $4.374 billion at December 31, 2006. At March 31, 2007, interest-earning assets were $5.089 billion, a 20.9% increase compared to $4.211 billion at December 31, 2006.
Investments principally consist of money market instruments, U.S. government bonds, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At March 31, 2007, the investment portfolio increased 26.4% to $3.781 billion, from $2.992 billion as of December 31, 2006. The increase reflects securities purchased during the quarter amounting to approximately $900 million.
At March 31, 2007, the Group’s loan portfolio, increased by 1.77% to $1.234 billion when compared to $1.212 billion at December 31, 2006. Loan production and purchases for the quarter ended March 31, 2007, declined 22.0% to $72.3 million, compared to the quarter ended March 31, 2006.

	March 31,	December 31,	Change in	March 31,
	2007	2006	%	2006
Non-performing assets:
Non- Accruing Loans	$17,106	$17,845	-4.1%	$17,674
Accruing Loans	26,765	20,453	30.9%	12,267

Total Non-performing loans	43,871	38,298	14.6%	29,941
Foreclosed real estate	5,320	4,864	9.4%	4,312

	$49,191	$43,162	14.0%	$34,253

Non-performing assets to total assets	0.93%	0.99%		0.75%

	March 31,	December 31,	Change in	March 31,
	2007	2006	%	2006
Non-performing loans:
Mortgage	$40,091	$34,404	16.5%	$24,833
Commercial, mainly secured by real estate	3,115	3,167	-1.6%	4,824
Consumer	665	727	-8.5%	284

Total	$43,871	$38,298	14.6%	$29,941

Non-performing loans composition:
Mortgage	91.4%	89.8%		82.9%
Commercial, mainly secured by real estate	7.1%	8.3%		16.1%
Consumer	1.5%	1.0%		0.9%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	3.53%	3.14%	12.42%	3.16%

Total assets	0.83%	0.88%	-5.68%	0.66%

Total capital	12.97%	11.38%	13.97%	8.71%

At March 31, 2007, the Group’s non-performing assets totaled $49.2 million (0.93% of total assets) versus $43.2 million (0.99% of total assets) at December 31, 2006. Foreclosed real estate properties increased by 9.4% to $5.3 million, when compared to $4.9 million reported as of December 31, 2006.

At March 31, 2007, the allowance for loan losses to non-performing loans coverage ratio was 18.34%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2007, the Group’s non-performing mortgage loans totaled $40.1 million (91.4% of the Group’s non-performing loans), a 16.5% increase from the $34.4 million (89.8% of the Group’s non-performing loans) reported at December 31, 2006. Non-performing loans in this category are primarily residential mortgage loans. Based on the value of the underlying collateral, the loan-to-value ratios and credit loss experience, management considers that no significant losses will be incurred on this portfolio.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2007, the Group’s non-performing commercial loans amounted to $3.1 million (7.1% of the Group’s non-performing loans), a 1.6% decrease from $3.2 million reported at December 31, 2006 (8.3% of the Group’s non-performing loans). Most of this portfolio is collateralized by real estate and no significant losses are expected.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2007, the Group’s non-performing consumer loans amounted to $665,000 (1.5% of the Group’s total non-performing loans), which decreased from the $727,000 reported at December 31, 2006 (1.9% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair market value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair market value less disposition cost is charged to operations.
At March 31, 2007, the Group’s total liabilities were $4.954 billion, 22.7% higher than the $4.037 billion reported at December 31, 2006. Deposits and borrowings, the Group’s funding sources, amounted to $4.892 billion at March 31, 2007, an increase of 21.9% when compared to $4.015 billion reported at December 31, 2006. At March 31, 2007, borrowings represented 72.6% of interest-bearing liabilities and deposits represented 27.4%, versus 69.4% and 30.6%, respectively, at December 31, 2006.
Borrowings consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At March 31, 2007, borrowings amounted to $3.555 billion, 27.8% greater than the $2.782 billion at December 31, 2006, mainly due to an increase of 31.0% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $195.0 million at March 31, 2007, and $181.9 million at December 31, 2006. The Group has the capacity to expand FHLB funding up to a maximum of $467.2 million based on the assets pledged by the Group on the FHLB.
At March 31, 2007, deposits reached $1.338 billion, up 8.5%, compared to the $1.233 billion reported as of December 31, 2006. Deposits reflected a quarterly increase of 8.6% in certificates of deposits, to $901.2 million primarily due to an increase in brokered deposits. Savings accounts increased 15.5% to $307.3 million as of March 31, 2007 from $266.2 million as of December 31, 2006.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2007	2006	%	2006
Deposits:
Non-interest bearing deposits	$52,265	$59,603	-12.3%	$58,037
Now accounts	72,345	72,810	-0.6%	86,208
Savings accounts	307,319	266,181	15.5%	107,867
Certificates of deposit	901,026	829,867	8.6%	1,014,851

	1,332,955	1,228,461	8.5%	1,266,963
Accrued interest payable	4,630	4,527	2.3%	6,578

	1,337,585	1,232,988	8.5%	1,273,541

Borrowings:
Repurchase agreements	3,321,105	2,535,923	31.0%	2,513,986
Advances from FHLB	195,000	181,900	7.2%	300,000
Subordinated capital notes	36,083	36,083	0.0%	72,166
Term notes	—	15,000	-100.0%	15,000
Federal funds purchased and other short term borrowings	3,139	13,568	-76.9%	13,811

	3,555,327	2,782,474	27.8%	2,914,963

Total deposits and borrowings	4,892,912	4,015,462	21.9%	4,188,504
Securities purchased but not yet received	40,067	—	0.0%	1,233
Other liabilities	20,752	21,802	-4.8%	30,751

Total liabilities	$4,953,731	$4,037,264	22.7%	$4,220,488

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.9%	4.9%		4.5%
Now accounts	5.4%	5.9%		6.8%
Savings accounts	23.1%	21.7%		8.5%
Certificates of deposit	67.6%	67.6%		80.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	93.4%	85.7%		86.2%
Advances from FHLB	5.5%	11.1%		10.3%
Subordinated capital notes	1.0%	2.5%		2.5%
Term notes	0.0%	0.5%		0.5%
Federal funds purchased and other short term borrowings	0.1%	0.2%		0.5%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,321,105	$2,535,923		$2,513,986

Daily average outstanding balance	$2,763,159	$2,627,323		$2,480,470

Maximum outstanding balance at any month-end	$3,321,105	$2,923,796		$2,513,986

Stockholders’ Equity
Stockholders’ equity as of March 31, 2007 was $338.3 million, or $11.04 per share, compared to $336.4 million as of December 31, 2006, or $10.98 per share.
On August 30, 2005, the Board of Directors of the Group approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $12.1 million of its outstanding shares of common stock. The program superseded the program established in March 2003. On June 20, 2006, the Board of Directors approved an increase of $3.0 million to the initial amount, for the repurchase of up to $15.1 million. The shares of common stock so repurchased are to be held by the Group as treasury shares. No shares were repurchased during the quarter ended March 31, 2007.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2007, the Group’s market capitalization for its outstanding common stock was $288.1 million ($11.78 per share).

Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
The following are the consolidated capital ratios of the Group at March 31, 2007 and December 31, 2006:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	March 31,	December 31,	Variance	March 31,
	2007	2006	%	2006
Capital data:
Stockholders’ equity	$338,322	$336,426	0.6%	$343,610

Regulatory Capital Ratios data:
Leverage Capital Ratio	8.21%	8.42%	-2.5%	9.67%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$379,926	$372,558	2.0%	$439,461

Minimum Tier 1 Capital Required	$185,066	$176,987	4.6%	$181,856

Tier 1 Risk-Based Capital Ratio	19.15%	21.57%	-11.2%	33.88%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$379,926	$372,558	2.0%	$439,461

Minimum Tier 1 Risk-Based Capital Required	$79,357	$67,830	17.0%	$51,887

Total Risk-Based Capital Ratio	19.56%	22.04%	-11.3%	34.44%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$387,972	$380,574	1.9%	$446,788

Minimum Total Risk-Based Capital Required	$158,713	$135,677	17.0%	$103,774

Stock data:
Outstanding common shares, net of treasury	24,484	24,453	0.0%	24,620

Book value	$11.04	$10.98	0.6%	$11.19

Market price at end of period	$11.78	$12.95	-9.0%	$14.45

Market capitalization	$288,056	$316,671	-9.0%	$355,759

	March 31,	March 31,	Variance
	2007	2006	%
Common dividend data:
Cash dividends declared	$3,427	$3,448	-0.6%

Cash dividends declared per share	$0.14	$0.14	0.0%

Payout ratio	35.00%	50.34%	-30.5%

Dividend yield	4.75%	3.88%	22.4%

As of March 31, 2007, December 31, 2006 and March 31, 2006, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, and institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the following table:

	March 31,	December 31,	Variance
	2007	2006	%
BANK RATIOS
Regulatory Capital Ratios data:
Total Tier 1 Capital to Total Assets	6.51%	6.43%	1.2%

Actual Tier 1 Capital	$268,133	$285,323	-6.0%

Minimum Capital Requirement (4%)	$182,908	$177,495	3.0%

Minimum to be well capitalized (5%)	$228,635	$222,098	2.9%

Tier 1 Capital to Risk-Weighted Average	15.31%	17.01%	-10.0%

Actual Tier 1 Risk-Based Capital	$297,695	$285,323	4.3%

Minimum Capital Requirement (4%)	$77,768	$67,095	15.9%

Minimum to be will capitalized (6%)	$116,652	$100,543	16.0%

Total Capital to Risk-Weighted Assets	15.73%	17.49%	-10.1%

Actual Total Risk-Based Capital	$305,741	$293,339	4.2%

Minimum Capital Requirement (8%)	$155,537	$134,174	15.9%

Minimum to be well capitalized (10%)	$194,421	$167,651	16.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset/liability management is the responsibility of the ALCO, which is composed of members of the Group’s senior management and board of directors. The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process. In addition, ALCO oversees the Group’s sources, uses and pricing of funds.
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
The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group used various derivative instruments for hedging credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controlled the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary. As discussed in Item 2 under Overview of financial performance during the December 2006 and March 2007 quarters, the Group restructured a significant part of its repurchase agreement portfolio into longer term structured repurchased agreements, some fixed and others variable, reducing significantly it's sensitivity to short-term interest rate repricing.
The Group generally used interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were entered into to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group paid a fixed monthly or quarterly cost and received a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying unaudited consolidated financial statements for more information related to the Group’s swaps, including derivatives used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index.
During the quarter ended March 31, 2007 and 2006, gains of $8.4 million and $882,000, respectively, were recognized as earnings and reflected as “Derivatives” in the consolidated statements of income. For the quarter ended March 31, 2006 unrealized gains of $9.9 million on derivatives designated as cash flow hedges were included in other comprehensive income. The Group previously announced a net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreement restructuring, however, significantly reduced the Group’s short-term borrowings during the December 2006 and March 2007 quarters, eliminating the forecasted transactions the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.
At March 31, 2007 and December 31, 2006, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition are as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $39.7 million and $34.2 million, respectively, are presented as other assets and the options sold to customers embedded in the certificates of deposit represented a liability are recorded as deposits amounting $37.7 million and $32.2 million, respectively.
The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rates, affecting interest-sensitive assets and liabilities. The hypothetical rate scenarios as of March 31, 2007 and December 31, 2006 consider gradual and parallel changes of plus and minus 200 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

(Dollars in thousands)
Change in	Expected	Amount	Percent
Interest rate	NII	Change	Change

March 31, 2007:
Base Scenario
Flat	$70,720	$—	0.00%

+ 200 Basis points	$65,242	$(4,959)	-7.06%

- 200 Basis points	$75,858	$5,657	8.06%

December 31, 2006:
Base Scenario
Flat	$47,352	$—	0.00%

+ 200 Basis points	$30,999	$(16,354)	-34.54%

- 100 Basis points	$66,541	$19,189	40.52%

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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of March 31, 2007, the Group had approximately $169.8 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 8.21% average equity capital base, provide a stable funding base.
In addition to core deposit funding, the Bank also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2007, the Group has an additional borrowing capacity with the FHLB of $467.2 million.
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
As of March 31, 2007, the Bank had line of credit agreement with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the three-month period ended March 31, 2007 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by ALCO and are based on the Group’s commitment to make loans and investments and its ability to generate funds.
The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 in the Group's annual report on form 10-K for the fiscal year December 31, 2006). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13-a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2007.
PART — II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts, and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specific sum can be anticipated as they are subject to the discretion of the court. The court has scheduled this new trial for June 25, 2007.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed under Item 1A to Part 1 of the Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: May 10, 2007

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: May 10, 2007

Norberto González
Executive Vice President and Chief Financial Officer