Form 10-Q
period 2007-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2007-08-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
24,512,042 common shares ($1.00 par value per share)
outstanding as of July 31, 2007

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

PART — I FINANCIAL INFORMATION
ITEM — I FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2007 AND DECEMBER 31, 2006
     (In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$21,727	$15,341
Money market investments	48,480	18,729

Total cash and cash equivalents	70,207	34,070

Investments:
Securities purchased under agreements to resell	16,200	—

Time deposits with other banks	5,000	5,000

Trading securities, at fair value with amortized cost of $548 (December 31, 2006 - $246)	548	243

Investment securities available-for-sale, at fair value with amortized cost of $1,940,707 (December 31, 2006 - $984,060)
Securities pledged that can be repledged	1,846,450	947,880
Other investment securities	59,878	27,080

Total investment securities available-for-sale	1,906,328	974,960

Investment securities held-to-maturity, at amortized cost with fair value of $1,714,608 (December 31, 2006 - $1,931,720)
Securities pledged that can be repledged	1,620,932	1,814,746
Other investment securities	143,653	152,731

Total investment securities held-to-maturity	1,764,585	1,967,477

Other Investments	31,770	30,949

Federal Home Loan Bank (FHLB) stock, at cost	13,909	13,607

Total investments	3,738,340	2,992,236

Securities sold but not yet delivered	46,461	6,430

Loans:
Mortgage loans held-for-sale, at lower of cost or market	66,032	10,603
Loans receivable, net of allowance for loan losses of $8,432 (December 31, 2006 - $8,016)	1,206,145	1,201,767

Total loans, net	1,272,177	1,212,370

Accrued interest receivable	45,807	27,940
Premises and equipment, net	19,390	20,153
Deferred tax asset, net	18,005	14,150
Foreclosed real estate	4,971	4,864
Other assets	75,291	61,477

Total assets	$5,290,649	$4,373,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$111,686	$132,434
Savings accounts	326,124	266,184
Certificates of deposit	891,852	834,370

Total deposits	1,329,662	1,232,988

Borrowings:
Federal funds purchased and other short term borrowings	24,641	13,568
Securities sold under agreements to repurchase	3,283,796	2,535,923
Advances from FHLB	180,000	181,900
Term notes	—	15,000
Subordinated capital notes	36,083	36,083

Total borrowings	3,524,520	2,782,474

Securities purchased but not yet received	100,067	—
Accrued expenses and other liabilities	22,925	21,802

Total liabilities	4,977,174	4,037,264

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,542,960 shares issued (December 31, 2006 - 25,430,929 shares)	25,543	25,431
Additional paid-in capital	209,860	209,033
Legal surplus	38,312	36,245
Retained earnings	32,883	26,772
Treasury stock, at cost 1,022,600 shares (December 31, 2006 - 989,405 shares)	(13,311)	(12,956)
Accumulated other comprehensive loss, net of tax of $4,030 (December 31, 2006 - $290)	(47,812)	(16,099)

Total stockholders’ equity	313,475	336,426

Total liabilities and stockholders’ equity	$5,290,649	$4,373,690

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
     (In thousands, except per share data)

	Quarter ended June 30,		Six-Month Period Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$22,315	$18,311	$44,163	$34,564
Mortgage-backed securities	25,268	23,887	50,766	48,387
Investment securities and other	23,218	14,696	37,371	29,935

Total interest income	70,801	56,894	132,300	112,886

Interest expense:
Deposits	13,601	11,146	25,849	21,644
Securities sold under agreements to repurchase	36,546	31,128	69,334	57,491
Advances from FHLB, term notes an other borrowings	2,198	2,568	4,515	5,190
Subordinated capital notes	766	1,344	1,524	2,641

Total interest expense	53,111	46,186	101,222	86,966

Net interest income	17,690	10,708	31,078	25,920
Provision for loan losses	1,375	947	2,450	2,048

Net interest income after provision for loan losses	16,315	9,761	28,628	23,872

Non-interest income:
Financial service revenues	4,049	4,066	8,892	7,317
Banking service revenues	2,265	2,511	4,139	4,687
Investment banking revenues	—	852	—	2,561
Mortgage banking activities	170	634	232	1,070
Net gain (loss) on:
Securities available-for-sale	10	—	369	19
Derivatives	88	(23)	8,384	859
Trading securities	2	(8)	2	21
Income (loss) from other investments	1,159	(574)	777	(270)
Other	53	63	132	210

Total non-interest income, net	7,796	7,521	22,927	16,474

Non-interest expenses:
Compensation and employees’ benefits	6,916	5,627	13,661	11,801
Occupancy and equipment	3,343	2,793	6,337	5,682
Professional and service fees	1,984	1,546	3,522	2,902
Advertising and business promotion	1,118	1,077	1,911	2,014
Directors and investor relations	769	295	1,300	708
Loan servicing expenses	540	509	1,063	964
Taxes, other than payroll and income taxes	489	573	937	1,173
Electronic banking charges	457	494	916	962
Clearing and wrap fees expenses	310	393	675	789
Communication	308	395	646	843
Insurance	211	219	427	432
Foreclosure expenses	338	131	405	232
Printing, postage, stationery and supplies	189	359	391	544
Other	505	373	1,113	621

Total non-interest expenses	17,477	14,784	33,304	29,667

Income before income taxes	6,634	2,498	18,251	10,679
Income tax expense (benefit)	187	(21)	811	110

Net income	6,447	2,519	17,440	10,569
Less: Dividends on preferred stock	(1,201)	(1,201)	(2,401)	(2,401)

Income available to common shareholders	$5,246	$1,318	$15,039	$8,168

Income per common share:
Basic	$0.21	$0.05	$0.61	$0.33

Diluted	$0.21	$0.05	$0.61	$0.33

Average common shares outstanding	24,488	24,599	24,480	24,608
Average potential common shares-options	75	106	97	128

	24,563	24,705	24,577	24,736

Cash dividends per share of common stock	$0.14	$0.14	$0.28	$0.28

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED ENDED JUNE 30, 2007 AND 2006
     (In thousands)

	Six-Month Period Ended June 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2007	2006
Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,431	25,350
Stock options exercised	112	20

Balance at end of period	25,543	25,370

Additional paid-in capital:
Balance at beginning of period	209,033	208,454
Stock-based compensation expense	12	16
Stock options exercised	815	150

Balance at end of period	209,860	208,620

Legal surplus:
Balance at beginning of period	36,245	35,863
Transfer from retained earnings	2,067	1,251

Balance at end of period	38,312	37,114

Retained earnings:
Balance at beginning of period	26,772	52,340
Net income	17,440	10,569
Cash dividends declared on common stock	(6,861)	(6,889)
Cash dividends declared on preferred stock	(2,401)	(2,401)
Transfer to legal surplus	(2,067)	(1,251)

Balance at end of period	32,883	52,368

Treasury stock:
Balance at beginning of period	(12,956)	(10,332)
Stock used to match defined contribution plan 1165(e)	175	135
Stock purchased	(530)	(582)

Balance at end of period	(13,311)	(10,779)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(16,099)	(37,884)
Other comprehensive loss, net of tax	(31,713)	(2,526)

Balance at end of period	(47,812)	(40,410)

Total stockholders’ equity	$313,475	$340,283

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED ENDED JUNE 30, 2007 AND 2006
     (In thousands)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
COMPREHENSIVE INCOME	2007	2006	2007	2006
Net income	$6,447	$2,519	$17,440	$10,569

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available-for-sale	(31,286)	(9,807)	(26,086)	(21,351)
Realized gain on investment securities available-for-sale included in net income	(10)	—	(369)	(19)
Unrealized gain on derivatives designated as cash flows hedges arising during the period	—	8,106	—	18,022
Gains on derivatives designated as cash flow hedges included in net income	—	—	(773)	(749)
Gain from termination of cash flow hedging	—	—	(8,225)	—
Income tax effect related to unrealized loss on securities available-for-sale	4,381	992	3,740	1,571

Other comprehensive loss for the period	(26,915)	(709)	(31,713)	(2,526)

Comprehensive income (loss)	$(20,468)	$1,810	$(14,273)	$8,043

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
     (In thousands)

	Six-Month Period Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,440	$10,569

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(771)	(760)
Amortization of premiums, net of accretion of discounts	4,143	1,045
Depreciation and amortization of premises and equipment	2,916	2,672
Deferred income tax benefit	(116)	(1,068)
Equity in (earnings) losses of investment in limited liability partnership	(75)	271
Provision for loan losses	2,450	2,048
Common stock used to match defined contribution plan 1165(e)	175	135
Stock-based compensation	12	16
Gain on:
Sale of securities available-for-sale	(369)	(19)
Mortgage banking activities	(232)	(1,070)
Derivatives	(8,898)	(859)
Sale of foreclosed real estate	(67)	(115)
Sale of premises and equipment	(20)	(8)
Originations of loans held-for-sale	(80,420)	(33,830)
Proceeds from sale of loans held-for-sale	25,223	13,525
Net decrease in:
Trading securities	(305)	(222)
Accrued interest receivable	(17,867)	(2,246)
Other assets	(4,597)	(7,375)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(4,216)	(2,492)
Other liabilities	1,015	(2,030)

Net cash used in operating activities	(64,579)	(21,813)

Cash flows from investing activities:
Net decrease in time deposits with other banks	—	30,000
Net increase in securities purchased under agreements to resell	(16,200)	—
Purchases of:
Investment securities available-for-sale	(1,053,377)	(278,566)
Investment securities held-to-maturity	(10,772)	(6,500)
Other Investments	(701)	—
Equity options	(9,504)	(9,733)
FHLB stock	(17,162)	—
Maturities and redemptions of:
Investment securities available-for-sale	70,857	73,173
Investment securities held-to-maturity	273,663	108,975
FHLB stock	16,860	11,466
Proceeds from sales of:		—
Investment securities available-for-sale	23,043	57,130
Foreclosed real estate	1,414	2,142
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(85,230)	(321,068)
Principal repayment of loans	77,719	68,474
Additions to premises and equipment, net	(2,133)	(5,194)

Net cash used in investing activities	(731,523)	(269,701)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	96,770	(85,449)
Securities sold under agreements to repurchase	750,161	425,516
Federal funds purchased and other short term borrowings	11,073	12,643
Proceeds from:
Advances from FHLB	2,463,370	1,322,995
Exercise of stock options	927	170
Repayments of advances from FHLB	(2,465,270)	(1,350,795)
Repurchase of treasury stocks	(530)	(582)
Maturity of term note	(15,000)	—
Dividend paid in common and preferred stock	(9,262)	(9,294)

Net cash provided by financing activities	832,239	315,204

Net change in cash and cash equivalents	36,137	23,690
Cash and cash equivalents at beginning of period	34,070	17,269

Cash and cash equivalents at end of period	$70,207	$40,959

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$96,790	$90,826

Mortgage loans securitized into mortgage-backed securities	$—	$20,447

Securities sold but not yet delivered	$46,461	$710

Securities and loans purchased but not yet received	$100,067	$6,539

Transfer from loans to foreclosed real estate	$1,454	$1,604

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of June 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the six-month periods ended June 30, 2007 and 2006. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in the Group’s 2006 annual report on Form 10-K.
Nature of Operations
The Group is a diversified, publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico. It has four wholly-owned subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”), and Caribbean Pension Consultants, Inc. (located in Boca Raton, Florida). The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 9 to the unaudited consolidated financial statements present further information about the operations of the Group’s business segments.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates one international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. The Group previously had another IBE, which was liquidated on May 31, 2007, after obtaining all the corresponding regulatory approvals.
Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc. (now the Financial Industry Regulatory Authority), the SEC, and the OCIF. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
The Group’s mortgage banking activities are conducted through Oriental Mortgage, a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the

Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. In 2006, and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio.
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
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses based on probable losses that are estimated to occur. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Included in the review of individual loans are those that are impaired, as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, “Accounting for Contingencies”, as amended, and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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
Financial Instruments
Certain financial instruments including derivatives, hedged items, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 39% and 43.5% as of June 30, 2007 and 2006, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of June 30, 2007, a valuation allowance of approximately $3.9 million was recorded to offset deferred tax assets from loss carry forwards that the Group considers it may not realize in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
Effective at the beginning of the first quarter of 2007, the Group adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.7 million. The Group classifies unrecognized tax benefits in income taxes payable. No adjustments resulted by the implementation of FIN 48. These gross unrecognized tax benefits would affect the effective tax rate if realized.
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
Equity Compensation Plans
On April 25, 2007, the Board of Directors (the "Board") formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the annual meeting of stockholders held on June 27, 2007. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards.
The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan, or, if earlier, (b) the date the Omnibus Plan is terminated by the the Group’s Board.
The Compensation Committee of the the Group’s Board, or such other committee as the Board may designate (the “Committee”), has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. Only the Committee may exercise authority in respect of Awards granted to such participants. Awards vest upon completion of specified years of service.
The Omnibus Plan replaced and superseded the Oriental Financial Group Inc. 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms.
Effective July 1, 2005, the Group adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123 “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. SFAS 123R is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that began after June 15, 2005. SFAS No. 123R applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.
The Group recorded approximately $12,000 and $16,000 during the six-month periods ended June 30, 2007 and 2006, respectively, related to compensation expense for options issued subsequent to the adoption of SFAS 123R. The remaining unrecognized compensation cost related to unvested awards as of June 30, 2007, was approximately $450,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
The average fair value of each option granted during the six-month periods ended June 30, 2007 and 2006 was $2.16 and $4.05, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following assumptions were used in estimating the fair value of the options granted:

	Six-Month Period Ended
	June 30,
	2007	2006
Weighted Average Assumptions:
Dividend yield	4.54%	3.87%
Expected volatility	33.34%	34.26%
Risk-free interest rate	4.65%	4.19%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
NOTE 2 – INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Obligations of US Government sponsored agencies	$950,000	$—	$18,211	$931,789	5.88%
Puerto Rico Government and agency obligations	20,292	64	1,095	19,261	5.68%
Corporate bonds and other	26,108	—	130	25,978	5.68%

Total investment securities	996,400	64	19,436	977,028

FNMA and FHLMC certificates	238,809	—	5,103	233,706	5.68%
GNMA certificates	39,284	175	873	38,586	5.61%
Collateralized mortgage obligations (CMO’s)	666,214	46	9,252	657,008	5.48%

Total mortgage-backed-securities and CMO’s	944,307	221	15,228	929,300

Total securities available-for-sale	1,940,707	285	34,664	1,906,328	5.71%

Held-to-maturity
Obligations of US Government sponsored agencies	668,500	4	13,189	655,315	3.84%
Puerto Rico Government and agency obligations	55,239	—	4,701	50,538	5.29%
Corporate bonds and other	60,000	—	—	60,000	6.99%

Total investment securities	783,739	4	17,890	765,853

FNMA and FHLMC certificates	663,310	—	24,153	639,157	5.05%
GNMA certificates	170,883	—	5,610	165,273	5.35%
Collateralized mortgage obligations	146,653	—	2,328	144,325	5.14%

Total mortgage-backed-securities and CMO’s	980,846	—	32,091	948,755

Total securities held-to-maturity	1,764,585	4	49,981	1,714,608	4.70%

Total	$3,705,292	$289	$84,645	$3,620,936	5.23%

	December 31, 2006 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Puerto Rico Government and agency obligations	$20,254	$64	$872	$19,446	5.68%
Corporate bonds and other	50,598	520	2,347	48,771	6.11%

Total investment securities	70,852	584	3,219	68,217

FNMA and FHLMC certificates	150,099	—	1,506	148,593	5.45%
GNMA certificates	40,690	408	235	40,863	5.61%
Collateralized mortgage obligations (CMOs)	722,419	7	5,139	717,287	5.48%

Total mortgage-backed-securities and CMO’s	913,208	415	6,880	906,743

Total securities available-for-sale	984,060	999	10,099	974,960	5.52%

Held-to-maturity
US Treasury securities	15,022	—	127	14,895	2.71%
Obligations of US Government sponsored agencies	848,400	7	17,529	830,878	3.85%
Puerto Rico Government and agency obligations	55,262	—	3,961	51,301	5.29%

Total investment securities	918,684	7	21,617	897,074

FNMA and FHLMC certificates	713,171	628	11,529	702,270	5.04%
GNMA certificates	182,874	215	2,176	180,913	5.35%
Collateralized mortgage obligations	152,748	18	1,303	151,463	5.13%

Total mortgage-backed-securities and CMO’s	1,048,793	861	15,008	1,034,646

Total securities held-to-maturity	1,967,477	868	36,625	1,931,720	4.55%

Total	$2,951,537	$1,867	$46,724	$2,906,680	4.87%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at June 30, 2007, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities
Due within 1 year	$2,000	$2,001	$124,993	$124,443
Due after 1 to 5 years	—	—	187,386	182,837
Due after 5 to 10 years	903,380	885,264	256,269	252,120
Due after 10 years	91,020	89,763	215,091	206,453

	996,400	977,028	783,739	765,853

Mortgage-backed securities
Due after 1 to 5 years	1,014	1,051	—	—
Due after 10 years	943,293	928,249	980,846	948,755

	944,307	929,300	980,846	948,755

	$1,940,707	$1,906,328	$1,764,585	$1,714,608

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
Proceeds from the sale of investment securities available-for-sale during the six-month periods ended June 30, 2007 and 2006 totaled $23.0 million and $57.1 million, respectively. Realized gains on those sales during the six-month periods ended June 30, 2007 and 2006 were $369,000 and $19,000, respectively. There were no losses in either period. The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

Available-for-sale
(In thousands)
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$950,000	$18,211	$931,789
Puerto Rico Government and agency obligations	2,376	341	2,035
Mortgage-backed securities and CMO’s	926,821	14,878	911,943
Corporate bonds and other	26,000	130	25,870

	1,905,197	33,560	1,871,637

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	14,119	754	13,365
Mortgage-backed securities and CMO’s	8,543	350	8,193

	22,662	1,104	21,558

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$950,000	$18,211	$931,789
Puerto Rico Government and agency obligations	16,495	1,095	15,400
Mortgage-backed securities and CMO’s	935,364	15,228	920,136
Corporate bonds and other	26,000	130	25,870

	$1,927,859	$34,664	$1,893,195

Held-to-maturity
(In thousands)
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	$56,499	$2,183	$54,316
Puerto Rico Government and agency obligations	4,272	36	4,236
Mortgage-backed securities and CMO’s	527,726	12,935	514,791

	588,497	15,154	573,343

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	512,231	11,006	501,225
Puerto Rico Government and agency obligations	50,968	4,665	46,303
Mortgage-backed securities and CMO’s	453,120	19,156	433,964

	1,016,319	34,827	981,492

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	568,730	13,189	555,541
Puerto Rico Government and agency obligations	55,240	4,701	50,539
Mortgage-backed securities and CMO’s	980,846	32,091	948,755

	$1,604,816	$49,981	$1,554,835

Securities in an unrealized loss position at June 30, 2007 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. The vast majority of these securities are rated the equivalent of AAA by nationally recognized rating organizations. The investment portfolio is structured primarily with highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at June 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Also, Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

NOTE 3 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at June 30, 2007, and December 31, 2006, was as follows:

	(In thousands)
	June 30, 2007	December 31, 2006
Residential mortgage loans	$922,865	$899,162
Home equity loans and secured personal loans	31,232	36,270
Commercial loans, mainly secured by real estate	232,164	241,702
Personal consumer loans and lines of credit	30,905	35,772

Loans receivable, gross	1,217,166	1,212,906
Less: deferred loan fees, net	(2,589)	(3,123)

Loans receivable	1,214,577	1,209,783
Allowance for loan losses	(8,432)	(8,016)

Loans receivable, net	1,206,145	1,201,767
Mortgage loans held-for-sale	66,032	10,603

Total loans, net	$1,272,177	$1,212,370

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters and six-month periods ended June 30, 2007 and 2006.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At June 30, 2007 and December 31, 2006, the total investment in impaired loans was $1.7 million and $2.0 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
NOTE 4 — PLEDGED ASSETS
At June 30, 2007, residential mortgage loans amounting to $580.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.368 billion, $91.1 million, and $8.0 million at June 30, 2007, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $119,100 at June 30, 2007, were pledged to the Puerto Rico Treasury Department.
As of June 30, 2007, investment securities available-for-sale and held-to-maturity not pledged amounted to $59.9 million and $93.7 million, respectively. As of June 30, 2007, mortgage loans not pledged amounted to $395.3 million.

NOTE 5 – OTHER ASSETS
Other assets at June 30, 2007 and December 31, 2006 include the following:

	(In thousands)
	June 30, 2007	December 31, 2006
Investment in equity indexed options	$43,358	$34,216
Investment in limited partnership	11,988	11,913
Deferred charges	944	1,037
Prepaid expenses	3,504	2,152
Investment in Statutory Trusts	1,086	1,086
Goodwill	2,006	2,006
Servicing asset	1,419	1,507
Accounts receivable and other assets	10,986	7,560

	$75,291	$61,477

NOTE 6 – SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $36,083,000 at June 30, 2007 and December 31, 2006.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006 and the Group recorded a $915,000 loss related to the write-off of unamortized issuance cost of the note. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (8.31% at June 30, 2007 and December 31, 2006), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years (September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability.
NOTE 7 – OTHER BORROWINGS
At June 30, 2007, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase and their respective accrued interest at June 30, 2007 mature as follows:

(In thousands)
Balance
Due within 30 days	$125,328
Due after 30 to 60 days	2,195
Due after 60 to 90 days	6,273
Due after 3 to 5 years	1,250,000
Due after 5 to 10 years	1,900,000

$3,283,796

At June 30, 2007, the advances from the FHLB mature as follows:

(In thousands)
Balance
Due within 30 days	$25,000
Due after 1 to 3 years	50,000
Due after 3 to 5 years	50,000
Due after 5 to 10 years	55,000

$180,000

NOTE 8 – DERIVATIVES ACTIVITIES
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
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years depositors receive a return equal to the greater of 15% of the principal in the account or 150% of the average increase in the month-end value of the index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings in accordance with SFAS No. 133, as amended.
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price and maturity.
There were no derivatives designated as a hedge as of June 30, 2007 and December 31, 2006. Other derivatives consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $145,975,000 and $131,530,000 as of June 30, 2007 and December 31, 2006, respectively; embedded options on stock indexed deposits with notional amounts of $139,721,000 and $122,924,000 as of June 30, 2007 and December 31, 2006, respectively.
During the six-month periods ended June 30, 2007 and 2006, gains of $8.4 million and $859,000, respectively, were recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, mainly due to the $8.2 million gain recognized in the first quarter of 2007 because of the elimination of the forecasted transactions on the cash flow hedges of the swaps previously terminated, which gains were previously included in other comprehensive income. During the six-month period ended June 30, 2006, unrealized gains of $18.0 million on derivatives designated as cash flow hedges were included in other comprehensive income (loss). There are no such unrealized gains or losses at June 30, 2007.
At June 30, 2007 and December 31, 2006, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $43.4 million and $34.2 million, respectively, presented in other assets; the options sold to customers embedded in the certificates of deposit represented a liability of $41.4 million and $32.2 million, respectively, recorded in deposits.
NOTE 9 – SEGMENT REPORTING:
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
Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2007 and 2006:

Unaudited — Quarters Ended June 30,

(In thousands)			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
June 30, 2007
Interest income	$22,666	$48,078	$57	$70,801	$—	$70,801
Interest expense	(8,001)	(44,878)	(232)	(53,111)	—	(53,111)

Net interest income	14,665	3,200	(175)	17,690	—	17,690
Non-interest income	1,747	2,194	3,855	7,796	—	7,796
Non-interest expenses	(13,683)	(848)	(2,946)	(17,477)	—	(17,477)
Intersegment revenue	928	—	—	928	(928)	—
Intersegment expense	—	(152)	(776)	(928)	928	—
Provision for loan losses	(1,375)	—	—	(1,375)	—	(1,375)

Income (loss) before income taxes	$2,282	$4,394	$(42)	$6,634	$—	$6,634

Total Assets as of June 30, 2007	$1,748,466	$3,829,549	$12,077	$5,590,092	$(299,443)	$5,290,649

June 30, 2006
Interest income	$18,653	$38,191	$50	$56,894	$—	$56,894
Interest expense	(6,831)	(39,355)	—	(46,186)	—	(46,186)

Net interest income	11,822	(1,164)	50	10,708	—	10,708
Non-interest income	4,111	112	3,298	7,521	—	7,521
Non-interest expenses	(12,082)	(314)	(2,388)	(14,784)	—	(14,784)
Intersegment revenue	576	—	—	576	(576)	—
Intersegment expense	—	(240)	(336)	(576)	576	—
Provision for loan losses	(947)	—	—	(947)	—	(947)

Income (loss) before income taxes	$3,480	$(1,606)	$624	$2,498	$—	$2,498

Total Assets as of June 30, 2006	$1,583,909	$3,667,383	$12,265	$5,263,557	$(430,895)	$4,832,662

Unaudited — Six-Month Periods Ended June 30,

(In thousands)			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
June 30, 2007
Interest income	$45,009	$87,161	$130	$132,300	$—	$132,300
Interest expense	(14,972)	(85,809)	(441)	(101,222)	—	(101,222)

Net interest income	30,037	1,352	(311)	31,078	—	31,078
Non-interest income	3,024	11,146	8,757	22,927	—	22,927
Non-interest expenses	(25,734)	(1,579)	(5,991)	(33,304)	—	(33,304)
Intersegment revenue	1,876	—	—	1,876	(1,876)	—
Intersegment expense	—	(298)	(1,578)	(1,876)	1,876	—
Provision for loan losses	(2,450)	—	—	(2,450)	—	(2,450)

Income before income taxes	$6,753	$10,621	$877	$18,251	$—	$18,251

Total Assets as of June 30, 2007	$1,748,467	$3,829,602	$12,023	$5,590,092	$(299,443)	$5,290,649

June 30, 2006
Interest income	$35,253	$77,547	$86	$112,886	$—	$112,886
Interest expense	(12,833)	(74,133)	—	(86,966)	—	(86,966)

Net interest income	22,420	3,414	86	25,920	—	25,920
Non-interest income	7,544	3,062	5,868	16,474	—	16,474
Non-interest expenses	(24,247)	(697)	(4,723)	(29,667)	—	(29,667)
Intersegment revenue	1,189	—	—	1,189	(1,189)	—
Intersegment expense	—	(407)	(782)	(1,189)	1,189	—
Provision for loan losses	(2,048)	—	—	(2,048)	—	(2,048)

Income before income taxes	$4,858	$5,372	$449	$10,679	$—	$10,679

Total Assets as of June 30, 2006	$1,583,909	$3,667,383	$12,265	$5,263,557	$(430,895)	$4,832,662

NOTE 10 – RECENT ACCOUNTING DEVELOPMENTS:
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
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”
On February 15, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. While SFAS 159 is effective for the Group beginning January 1, 2008, earlier adoption is permitted as of January 1, 2007, provided that the entity also adopts all of the requirements of SFAS 157. Management decided not to pursue early adoption and is evaluating the impact that this accounting standard may have on the Group’s Consolidated Financial Statements.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). On January 1, 2007, the Group adopted FIN 48. FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Pursuant to FIN 48, the effects of a tax position are recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. Conversely, previously recognized tax positions are derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. FIN 48 also requires certain disclosures regarding unrecognized tax benefits and the amounts and classification of the related interest and penalties.
As of January 1, 2007, the Company’s unrecognized tax benefit totaled $7.0 million, of which $1.3 million related to interest and penalties. No adjustment resulted from the implementation of FIN 48. In accordance with the Group’s policy, any tax-related interest and/or penalties are classified as a component of income taxes in the consolidated statements of financial position and results of operations. The tax periods ended June 30, 2003, 2004, and 2005, and December 31, 2005 and 2006 remain subject to examination by the Puerto Rico Department of Treasury.
NOTE 11 – SUBSEQUENT EVENT:
On July 27, 2007, the Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stocks. The shares of common stock so repurchased are to be held by the Group as Treasury shares. The new program will substitute the Group stock repurchase program adopted on August 30, 2005. The new program effectively doubles the funds available to repurchase shares under the previous program.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended June 30,			Six months ended June 30,
EARNINGS PER SHARE AND DIVIDENDS DATA:	2007	2006	Variance	2007	2006	Variance
Interest income	$70,801	$56,894	24.4%	$132,300	$112,886	17.2%
Interest expense	53,111	46,186	15.0%	101,222	86,966	16.4%

Net interest income	17,690	10,708	65.2%	31,078	25,920	19.9%
Provision for loan losses	1,375	947	45.2%	2,450	2,048	19.6%

Net interest income after provision for loan losses	16,315	9,761	67.1%	28,628	23,872	19.9%
Non-interest income	7,796	7,521	3.7%	22,927	16,474	39.2%
Non-interest expenses	17,477	14,784	18.2%	33,304	29,667	12.3%

Income before taxes	6,634	2,498	165.6%	18,251	10,679	70.9%
Income tax expense (benefit)	187	(21)	990.5%	811	110	637.3%

Net Income	6,447	2,519	155.9%	17,440	10,569	65.0%
Less: dividends on preferred stock	(1,201)	(1,201)	—%	(2,401)	(2,401)	—%

Income available to common shareholders	$5,246	$1,318	298.0%	$15,039	$8,168	84.1%

PER SHARE DATA:

Basic	$0.21	$0.05	320.0%	$0.61	$0.33	84.8%

Diluted	$0.21	$0.05	320.0%	$0.61	$0.33	84.8%

Average common shares outstanding	24,488	24,599	-0.5%	24,480	24,608	-0.5%
Average potential common share-options	75	106	-29.3%	97	128	-24.2%

Total average shares outstanding and equivalents	24,563	24,705	-0.6%	24,577	24,736	-0.6%

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.49%	0.22%	122.7%	0.70%	0.92%	-23.9%

Return on average common equity (ROE)	7.87%	1.94%	305.7%	11.22%	7.93%	41.5%

Equity-to-assets ratio	5.93%	7.69%	-22.9%	5.93%	7.69%	-22.9%

Efficiency ratio	68.99%	78.76%	-12.4%	73.81%	71.39%	3.4%

Expense ratio	0.78%	0.60%	30.0%	0.81%	0.63%	28.6%

Interest rate spread	1.17%	0.70%	67.1%	1.04%	0.89%	16.9%

Interest rate margin	1.40%	0.96%	45.8%	1.30%	1.16%	12.1%

Number of financial centers	24	24	—%	24	24	—%

	June 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2007	2006	Variance
Investments and loans
Investments securities	$3,738,339	$2,992,236	24.9%
Loans (including loans held-for-sale), net	1,272,177	1,212,370	4.9%
Securities and loans sold but not yet delivered	46,461	6,430	622.6%

	$5,056,977	$4,211,036	20.1%

Deposits and Borrowings
Deposits	$1,329,662	$1,232,988	7.8%
Repurchase agreements	3,283,796	2,535,923	29.5%
Other borrowings	240,724	246,551	-2.4%
Securities and loans purchased but not yet received	100,067	—	100.0%

	$4,954,249	$4,015,462	23.4%

Stockholders’ equity
Preferred equity	$68,000	$68,000	—%
Common equity	245,475	268,426	-8.6%

	$313,475	$336,426	-6.8%

Capital ratios
Leverage capital	7.23%	8.42%	-14.1%

Tier 1 risk-based capital	19.32%	21.57%	-10.4%

Total risk-based capital	19.75%	22.04%	-10.4%

Trust assets managed	$1,881,043	$1,848,596	1.8%
Broker-dealer assets gathered	1,088,336	1,143,668	-4.8%

Assets managed	2,969,379	2,992,264	-0.8%
Assets owned	5,290,649	4,373,690	21.0%

Total financial assets managed and owned	$8,260,028	$7,365,954	12.1%

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
During the quarter and six-month period ended June 30, 2007, the Group continued targeting the personal and commercial needs of mid and high net worth individuals and families, including professionals and owners of small and mid-size businesses, primarily in Puerto Rico.
During the fourth quarter of 2006, the Group completed a review of its available-for-sale (“AFS”) investment portfolio in light of asset/liability management considerations and changing market conditions, and strategically repositioned this portfolio. The repositioning involved open market sales of approximately $865 million of securities with a weighted average yield of 4.60% at a loss of approximately $16.0 million which was included as non-interest income in the accompanying consolidated financials statements. Following the sale, $860 million of triple-A securities at a weighted average yield of 5.55% were purchased and classified as AFS. As part of this repositioning, the Group entered into a $900 million, 5-year structured repurchase agreement ($450 million non-put 1-year and $450 million non-put 2-years) with a weighted average rate paid of 4.52%. Proceeds were used to repay repurchase agreements with a weighted average rate paid of 5.25%. In February 2007, the Group continued its strategic repositioning of the repurchase agreements portfolio, restructuring an additional $1 billion of short-term borrowings, with a weighted average rate being paid of approximately 5.35%, into 10-year, non-put 2-year structured repurchased agreements, priced at 95 basis points under 90-day LIBOR (for a current rate of 4.40%). These strategic actions are expected to significantly improve the Group’s net interest income position for 2007. Separately, the Group purchased in February 2007 approximately $900 million in U.S. government agency securities for the AFS portfolio which were funded with a net spread of approximately 150 basis points, locked in for two years on $750 million and one year on $150 million. These securities are intended to replenish scheduled repayments and maturities of securities that occurred in 2006 and are expected to occur in 2007. Most of the actions the Group took to reposition the AFS portfolio and its funding in December 2006 did not take effect until January 2007, and the transactions undertaken to further restructure the Group’s funding in February 2007 did not take effect until March 2007. These changes were reflected in the June 2007 quarter, as evidenced in the increase in interest rate spread from 0.89% in the March 2007 quarter to 1.17% in the June 2007 quarter, and also in interest rate margin, from 1.18% to 1.40% for the same comparable periods.
Income Available to Common Shareholders
For the quarter and six-month period ended June 30, 2007, the Group’s income available to common shareholders totaled $5.2 million and $15.0 million, respectively, compared to $1.3 million and $8.2 million, respectively, in the comparable year ago quarter and six-month period. Earnings per basic and fully diluted common share was $0.21 compared to $0.05 in the year-ago quarter, and $0.61 for the six-month period ended June 30, 2007 compared to $0.33 in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and six-month period ended June 30, 2007 was 7.87% and 11.22%, respectively, from 1.94% and 7.93%, for the quarter and six-months ended June 30, 2006, respectively. Return on average assets (ROA) for the quarter and six-month period ended June 30, 2007 was 0.49% and 0.70%, respectively.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 67.1% and 19.9% for the quarter and six-month period ended June 30, 2007, totaling $16.3 million and $28.6 million, respectively, compared with $9.8 million and $23.9 million, respectively, for the same periods in the previous year. Net interest income after provision for loan losses also improved as compared to the last three preceding quarters due to the favorable effects of the aforementioned repositioning of the AFS investment portfolio and restructuring of the funding portfolio. Increases of 24.4% and 17.2% in interest income for the quarter and six-month period ended June 30, 2007, respectively, as compared to same periods last year was mainly due to higher loan volume and higher average yields on interest earning assets. These increases were partially offset by higher interest rates and increased borrowings. Net interest margin for the June 30, 2007 quarter and six-month period was 1.40% and 1.30%, respectively, compared to 0.96% and 1.16%, for the corresponding year-ago periods, and 1.18% and 0.72% for the quarters ended March 31, 2007 and December 31, 2006, respectively.
Non-Interest Income
Total non-interest income was $7.8 million and $22.9 million for the quarter and six-month period ended June 30, 2007, respectively, an increase of 3.7% and 39.2% over the same quarter and six-month period a year ago. These results reflect year-over-year growth in commissions and fees from brokerage activities, trust activities, securities net gain and derivatives net gain, which more than offset declines in banking service revenues and mortgage banking activities, and the absence of investment banking revenues. Commission and fees from brokerage and insurance activities remained flat at $4.1 million quarter over quarter, and increased 21.5% to $8.9 million for the six-month period ended June 30, 2007 as compared to $7.3 million for the year-ago period, reflecting growth strategies at work in those businesses. Net gains of $88,000 and $8.4 million in derivatives activities for the quarter and six-month period ended June 30, 2007, compared to a $23,000 loss and a $859,000 gain in the year ago periods. The increase for the six-month period ended June 30, 2007, reflects the recognition in the March 2007 quarter of the remaining net gain from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements, which had previously been included in other comprehensive income.
Non-Interest Expenses
Non-interest expenses totaled $17.5 million and $33.3 million, respectively, for the quarter and six-month period ended June 30, 2007, compared to $14.8 million and $29.7 million, respectively, in the year ago periods reflecting higher advertising expenses, professional fees, severance costs and foreclosure expenses.
Income Tax Expense
The income tax expense was $187,000 and $811,000, respectively, for the quarter and six-month period ended June 30, 2007, compared to a benefit of $21,000 and an expense of $110,000 for the respective periods ended June 30, 2006. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39.0%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entity.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At June 30, 2007, total financial assets reached $8.260 billion compared to $7.366 billion at December 31, 2006, a 12.1% increase. There was 21.0% increase in assets owned when compared to December 31, 2006, while assets managed by the trust division remained flat at $3.0 billion. Owned assets are approximately 98% owned by the Group’s banking subsidiary.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At June 30, 2007, total assets managed by the Group’s trust division and CPC amounted to $1.881 billion, compared to the $1.849 billion reported at December 31, 2006. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2007, total assets gathered by the securities broker-dealer from its customer investment accounts, decreased to $1.088 billion compared to $1.144 billion as of December 31, 2006.

Interest Earning Assets
The investment portfolio amounted to $3.738 billion as of June 30, 2007, a 24.9% increase compared to $2.992 billion as of December 31, 2006, while the loan portfolio increased 4.9% to $1.272 billion as of June 30, 2007, compared to $1.212 billion as of December 31, 2006. The increase in investment securities relates to the $900 million purchase of U.S. Government agency securities in the March 2007 quarter for the AFS portfolio. That transaction was intended to replenish scheduled repayments and maturities expected for 2007, and provide a new source of interest income in accordance with the Group’s strategy in light of current market conditions.
The mortgage loan portfolio totaled $1.017 billion as of June 30, 2007, a 7.9% increase from $942.9 million at December 31, 2006, and a 13.8% increase from $894.2 million a year ago. Mortgage loan production for the six-month period ended June 30, 2007 totaled $86.3 million, a 35.6% decrease compared to the year ago period, excluding purchases from third party originators. Mortgage loans purchased amounted to $48.7 million for the six-month period ended June 30, 2007, compared to $181.8 million for the corresponding year ago period.
Interest Bearing Liabilities
Total deposits amounted to $1.330 billion at June 30, 2007, an increase of 7.8% compared to December 31, 2006, due to the continued success of the Oriental Money savings account product. Borrowings at June 30, 2007 totaled $3.525 billion, an increase of 26.7% from December 31, 2006, primarily due to the increased use of repurchase agreements, specifically related to the $900 million increase in investments securities.
Stockholders’ Equity
Stockholders’ equity as of June 30, 2007, was $313.5 million, compared to $336.4 million as of December 31, 2006.
The Group continues to be well-capitalized, with ratios significantly above regulatory capital adequacy guidelines. At June 30, 2007, Tier 1 Leverage Capital Ratio was 7.23% (1.8 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 19.32% (4.8 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 19.75% (2.5 times the minimum of 8.00%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2007	2006	in %	2007	2006	in BP	2007	2006	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$70,801	$56,894	24.4%	5.61%	5.08%	53	$5,046,726	$4,480,608	12.6%
Tax equivalent adjustment	14,668	13,051	12.4%	1.16%	1.17%	(1)	—	—	—

Interest-earning assets — tax equivalent	85,469	69,945	22.2%	6.77%	6.25%	52	5,046,726	4,480,608	12.6%
Interest-bearing liabilities	53,111	46,186	15.0%	4.44%	4.38%	6	4,781,105	4,215,139	13.4%

Tax equivalent net interest income / spread	$32,358	$23,759	36.2%	2.33%	1.87%	46	$265,621	$265,469	0.1%

Tax equivalent interest rate margin				2.56%	2.13%	43

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$47,595	$38,251	24.4%	5.11%	4.44%	67	$3,727,268	$3,443,554	8.2%
Investment management fees	—	(395)	-100.0%	0.00%	-0.05%	5	—	—	—

Total investment securities	47,595	37,856	25.7%	5.11%	4.40%	71	3,727,268	3,443,554	8.2%
Trading securities	3	4	-25.0%	6.45%	7.34%	(89)	186	218	-14.9%
Money market investments	888	723	22.8%	5.73%	4.72%	101	61,965	61,269	1.1%

	48,486	38,583	25.7%	5.12%	4.40%	72	3,789,419	3,505,041	8.1%

Loans:
Mortgage	16,888	13,003	29.9%	6.78%	7.28%	(50)	995,669	714,649	39.3%
Commercial	4,554	4,202	8.4%	7.93%	7.55%	38	229,750	222,574	3.2%
Consumer	873	1,106	-21.1%	10.95%	11.54%	(59)	31,889	38,344	-16.8%

	22,315	18,311	21.9%	7.10%	7.51%	(41)	1,257,308	975,567	28.9%

	70,801	56,894	24.4%	5.61%	5.08%	53	5,046,727	4,480,608	12.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	35,827	39,897	-10.2%
Now accounts	206	214	-3.7%	1.19%	1.07%	12	69,131	80,077	-13.7%
Savings	3,351	1,014	230.5%	4.27%	2.87%	140	314,151	141,139	122.6%
Certificates of deposit	10,044	9,918	1.3%	4.66%	4.12%	54	861,244	961,794	-10.5%

	13,601	11,146	22.0%	4.25%	3.65%	60	1,280,353	1,222,907	4.7%

Borrowings:
Repurchase agreements	36,542	32,932	11.0%	4.46%	5.04%	(58)	3,274,576	2,616,058	25.2%
Interest rate risk management	—	(1,930)	-100.0%	0.00%	-0.30%	30	—	—	—
Financing fees	(25)	126	-119.8%	0.00%	0.02%	(2)	—	—	—

Total repurchase agreements	36,517	31,128	17.3%	4.46%	4.76%	(30)	3,274,576	2,616,058	25.2%
FHLB advances	1,981	2,248	-11.9%	4.57%	3.22%	135	173,419	279,497	-38.0%
Subordinated capital notes	766	1,344	-43.0%	8.75%	7.45%	130	35,000	72,166	-51.5%
Term notes	6	159	-96.2%	2.19%	4.24%	(205)	1,108	15,000	-92.6%
Other borrowings	240	161	49.3%	5.77%	6.77%	(100)	16,650	9,511	75.1%

	39,510	35,040	12.8%	4.51%	4.68%	(17)	3,500,753	2,992,232	17.0%

	53,111	46,186	15.0%	4.44%	4.38%	6	4,781,106	4,215,139	13.4%

Net interest income / spread	$17,690	$10,708	65.2%	1.17%	0.70%	47

Interest rate margin				1.40%	0.96%	44

Excess of average interest-earning assets over average interest-bearing liabilities							$265,621	$265,469	0.1%

Average interest-earning assets over average interest-bearing liabilities ratio							105.56%	106.30%

C — CHANGES IN NET INTEREST INCOME DUE TO:	Volume	Rate	Total

Interest Income:
Investments	$2,623	7,280	9,903
Loans	5,046	(1,042)	4,004

	7,669	6,238	13,907

Interest Expense:
Deposits	$489	1,966	2,455
Repurchase agreements	7,442	(2,054)	5,388
Other borrowings	(1,812)	894	(918)

	6,119	806	6,925

Net Interest Income	$1,550	$5,432	$6,982

TABLE 1A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2007	2006	in %	2007	2006	in BP	2007	2006	in %

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$132,300	$112,886	17.2%	5.54%	5.06%	48	$4,777,612	$4,461,132	7.1%
Tax equivalent adjustment	28,346	26,773	5.9%	1.19%	1.20%	(1)	—	—	—

Interest-earning assets — tax equivalent	160,646	139,659	15.0%	6.73%	6.26%	47	4,777,612	4,461,132	7.1%
Interest-bearing liabilities	101,222	86,966	16.4%	4.50%	4.17%	33	4,501,684	4,168,052	8.0%

Tax equivalent net interest income / spread	$59,424	$52,693	12.8%	2.23%	2.09%	14	$275,928	$293,080	-5.9%

Tax equivalent interest rate margin				2.49%	2.36%	13

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$87,069	$77,570	12.2%	5.00%	4.50%	50	$3,483,777	$3,447,122	1.1%
Investment management fees	(290)	(714)	-59.4%	-0.02%	-0.04%	2	—	—	—

Total investment securities	86,779	76,856	12.9%	4.98%	4.46%	52	3,483,777	3,447,122	1.1%
Trading securities	14	3	366.7%	4.28%	3.30%	98	654	182	259.3%
Money market investments	1,344	1,463	-8.1%	5.76%	4.50%	126	46,682	65,019	-28.2%

	88,137	78,322	12.5%	4.99%	4.46%	53	3,531,113	3,512,323	0.5%

Loans:
Mortgage	33,215	24,201	37.2%	6.77%	6.75%	2	981,416	716,601	37.0%
Commercial	9,156	8,298	10.3%	7.90%	8.51%	(61)	231,915	194,913	19.0%
Consumer	1,792	2,065	-13.2%	10.81%	11.08%	(27)	33,168	37,295	-11.1%

	44,163	34,564	27.8%	7.09%	7.29%	(20)	1,246,499	948,809	31.4%

	132,300	112,886	17.2%	5.54%	5.06%	48	4,777,612	4,461,132	7.1%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.0%	—	—	0	36,266	40,965	-11.5%
Now accounts	409	433	-5.5%	1.16%	1.05%	11	70,282	82,617	-14.9%
Savings	6,268	1,271	393.2%	4.18%	2.24%	194	299,900	113,717	163.7%
Certificates of deposit	19,172	19,940	-3.9%	4.56%	4.01%	55	840,369	993,618	-15.4%

	25,849	21,644	19.4%	4.15%	3.52%	63	1,246,817	1,230,917	1.3%

Borrowings:
Repurchase agreements	69,636	60,487	15.1%	4.60%	4.75%	(15)	3,025,163	2,548,638	18.7%
Interest rate risk management	(773)	(3,250)	-76.2%	-0.05%	-0.26%	21	—	—	—
Financing fees	441	254	73.6%	0.03%	0.02%	1	—	—	—

Total repurchase agreements	69,305	57,491	20.5%	4.58%	4.51%	7	3,025,163	2,548,638	18.7%
FHLB advances	3,905	4,597	-15.1%	4.60%	3.15%	145	169,725	292,213	-41.9%
Subordinated capital notes	1,524	2,641	-42.3%	8.58%	7.32%	126	35,539	72,166	-50.8%
Term notes	195	316	-38.3%	5.12%	4.21%	91	7,044	15,000	-53.0%
Other borrowings	445	277	60.6%	5.29%	6.08%	(79)	17,397	9,118	90.8%

	75,373	65,322	15.4%	4.63%	4.45%	18	3,254,868	2,937,135	10.8%

	101,222	86,966	16.4%	4.50%	4.17%	33	4,501,685	4,168,052	8.0%

Net interest income / spread	$31,078	$25,920	19.9%	1.04%	0.89%	15

Interest rate margin				1.30%	1.16%	14

Excess of average interest-earning assets over average interest-bearing liabilities							$275,928	$293,080	-5.9%

Average interest-earning assets over average interest-bearing liabilities ratio							106.13%	107.03%

C — CHANGES IN NET INTEREST INCOME DUE TO:	Volume	Rate	Total

Interest Income:
Investments	$417	9,398	9,815
Loans	10,571	(972)	9,599

	10,988	8,426	19,414

Interest Expense:
Deposits	$276	3,929	4,205
Repurchase agreements	10,932	882	11,814
Other borrowings	(3,766)	2,003	(1,763)

	7,442	6,814	14,256

Net Interest Income	$3,546	$1,612	$5,158
	\

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
For the quarter and six-month period ended June 30, 2007, net interest income amounted to $17.7 million and $31.1 million, respectively, an increase of 65.2% and 19.9% from $10.7 million and $25.9 million in the same periods of the previous year. The increase for the quarter and six-month period reflects a 24.4% and 17.2% increase in interest income, due to a $7.7 million positive volume variance and a $6.2 million positive rate variance in the quarter ended June 30, 2007, and a $11.0 million positive volume variance and a $8.4 million positive rate variance in the six-month period ended June 30, 2007. Increases of 15.0% and 16.4% in interest expense for the quarter and six-month period ended June 30, 2007, were caused by an increase of $6.1 million in expenses due to higher borrowings volume and $806,000 due to interest rate changes for the quarterly period, and increases of $7.4 million from higher borrowings volume and $6.8 million due to interest rate changes for the six-month period ended June 30, 2007. Interest rate spread increased 47 basis points to 1.17% for the quarter ended June 30, 2007, from 0.70% in the June 30, 2006 quarter, and 15 basis points to 1.04% for the six-month period ended June 30, 2007 from 0.89% for the year ago period. These increases reflect the full benefits of the actions taken by the Group to reposition the AFS portfolio and its funding in December 2006 and February 2007.
For the quarter and six-month period ended June 30, 2007, the average balances of total interest-earnings assets were $5.047 billion and $4.778 billion, respectively, a 12.6% and 7.1% increase from the same periods of the previous year. The increase in the average balance reflects increases of 8.1% to $3.789 billion in the investment portfolio and 28.9% to $1.257 billion in the loans portfolio for the quarter. It also reflects an increase of 0.5% to $3.501 billion in the investment portfolio and 31.4% to $1.246 billion in the loans portfolio for the six-month period. Most of the dollar increase in average loans is the result of a higher average balance on the residential mortgage loan portfolio.
For the quarter and six-month period ended June 30, 2007, the average yield on interest-earning assets was 5.61% and 5.54%, respectively, compared to 5.08% and 5.06% in the comparable year-ago periods due to higher average yields in the investment portfolio offset by lower yields in the loan portfolio. The investment portfolio yield increased to 5.12% in the quarter ended June 30, 2007, versus 4.40% in the corresponding year ago quarter, and to 4.99% in the six-month period ended June 30, 2007, versus 4.46% in the corresponding year ago period, due to additions of higher-yielding investments. The increase was a result of the AFS repositioning that occurred in the fourth quarter of 2006 and the the first quarter of 2007.
For the quarter and six-month period ended June 30, 2007, interest expense amounted to $53.1 million and $101.2 million, respectively, an increase of 15.0% and 16.4% from $46.2 million and $87.0 million in the same periods of the previous year, resulting from both higher volume and rate variances.
For the quarter and six-month period ended June 30, 2007, the cost of deposits increased 60 basis points to 4.25% and 63 basis points to 4.15% as compared to the same periods a year ago. The increase reflects higher average rates paid on higher balances, specifically in savings accounts due to the continued success of the Oriental Money account product in attracting new customers and deposits. For the quarter ended June 30, 2007, the cost of borrowings decreased 17 basis points to 4.51% from the same quarter a year ago, and for the six-month period ended June 30, 2007, it increased 18 basis points to 4.63% from 4.45% in the same period a year ago.
TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND SIX-MONTHS PERIODS ENDED JUNE 30, 2007 AND 2006
     (Dollars in thousands)

	Quarter ended June 30,			Six-Month Period Ended June 30,
	2007	2006	Variance %	2007	2006	Variance %

Mortgage banking activities	$170	$634	-73.2%	$232	$1,070	-78.3%
Commissions and fees from trust, brokerage and insurance activities	4,049	4,066	-0.4%	8,892	7,317	21.5%
Investment banking revenues	—	852	-100.0%	—	2,561	-100.0%

Non-banking service revenues	4,219	5,552	-24.0%	9,124	10,948	-16.7%

Fees on deposit accounts	1,229	1,315	-6.5%	2,454	2,734	-10.2%
Bank service charges and commissions	893	656	36.1%	1,487	1,275	16.6%
Other operating revenues	143	540	-73.5%	198	678	-70.8%

Bank service revenues	2,265	2,511	-9.8%	4,139	4,687	-11.7%

Securities available for sale gains	10	—	100.0%	369	19	1842.1%
Trading net gain	2	(8)	125.0%	2	21	-90.5%
Derivatives net gain	88	(23)	482.6%	8,384	859	876.0%

Securities, derivatives and trading activities	100	(31)	422.6%	8,755	899	873.9%

Income (loss) from investment in limited liability partnership	967	(574)	268.5%	76	(270)	128.1%
Income from other investments	192	—	100.0%	701	—	100.0%
Other income	53	63	-15.9%	132	210	-37.0%

Other non-interest income (loss)	1,212	(511)	337.2%	909	(60)	1615.7%

Total non-interest income	$7,796	$7,521	3.7%	$22,927	$16,474	39.2%

Non-interest income is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance.
Non-interest income totaled $7.8 million and $22.9 million in the quarter and six-month periods ended June 30, 2007, an increase of 3.7% and 39.2% when compared to $7.5 million and $16.5 million in the same periods of the previous year. Improvement reflects increases in commissions and fees from brokerage, trust, insurance, derivatives net gain, and securities net gain, partially offset by reduced mortgage banking activities and no investment banking revenues for the quarter and six-month period ended June 30, 2007.
Non-banking service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities, is the principal recurring component of non-interest income. For the quarter and six-month period ended June 30, 2007, revenues from such activities were $4.2 million and $9.1 million, respectively, a decrease of 24.0% from $5.6 million and 16.7% from $10.9 million recorded by the Group for the same periods a year ago. Commissions and fees from brokerage and insurance activities remained level at $4.0 for the quarter ended June 30, 2007 compared to last year’s quarter, and increased 21.5% to $8.9 million for the six-month period ended June 30, 2007, from $7.3 million the same period of the previous year. Growth reflected the general improvement in the equity markets. Revenues from mortgage banking activities for the quarter and six-month period ended June 30, 2007 were $170,000 and $232,000, respectively, a decrease of 73.2% and 78.3% from $634,000 and $1.1 million, respectively, for the same periods a year ago. There were no investment banking revenues for the quarter and six-month period ended June 30, 2007, compared to revenues of $852,000 and $2.6 million from the corresponding year-ago periods.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and six-month period ended June 30, 2007, these revenues were $2.3 million and $4.1 million, respectively, a decrease of 9.8% from $2.5 million and 11.7% from $4.7 million for the same periods a year ago, reflecting reduced consumer banking activity. Fees on deposit accounts for the quarter and six-month period ended June 30, 2007 were $1.2 million and $2.5 million, respectively, a decrease of 6.5% from $1.3 million and 10.2% from $2.7 million for the same periods a year ago. Bank service charges and commissions for the quarter and six-month period ended June 30, 2007 were $893,000 and $1.5 million, respectively, an increase of 36.1% from $656,000 and 16.6% from $1.3 million for the same periods a year ago, reflecting higher transactional volume in the Bank’s debit and credit card products.
For the quarter and six-month period ended June 30, 2007, gains from securities, derivatives and trading activities were $292,000 compared to a loss of $31,000, and gains of $9.5 million compared to $899,000, for the same year-ago periods. Results for the first six months of 2007 reflect the Group’s previously announced net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreements restructuring, however, significantly reduced the Group’s short-term borrowings during the March 2007 quarter, eliminating the forecasted transactions that the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per basic and fully diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
     (Dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2007	2006	Variance %	2007	2006	Variance %

Compensation and employee benefits	$6,916	$5,627	22.9%	$13,661	$11,801	15.8%
Occupancy and equipment	3,343	2,793	19.7%	6,337	5,682	11.5%
Professional and service fees	1,984	1,546	28.3%	3,522	2,902	21.4%
Advertising and business promotion	1,118	1,077	3.8%	1,911	2,014	-5.1%
Loan servicing expenses	540	509	6.1%	1,063	964	10.3%
Directors and investor relations expenses	769	295	160.7%	1,300	708	83.6%
Taxes, other than payroll and income taxes	489	573	-14.7%	937	1,173	-20.1%
Electronic banking charges	457	494	-7.5%	916	962	-4.8%
Clearing and wrap fees expenses	310	393	-21.1%	675	789	-14.4%
Communications	308	395	-22.0%	646	843	-23.4%
Insurance	211	219	-3.7%	427	432	-1.2%
Foreclosure expenses	338	131	158.0%	405	232	74.6%
Printing, postage, stationery and supplies	189	359	-47.4%	391	544	-28.1%
Other expenses	505	373	35.4%	1,113	621	79.2%

Total non-interest expenses	$17,477	$14,784	18.2%	$33,304	$29,667	12.3%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	39.6%	38.1%		41.0%	39.8%

Compensation to total assets	0.52%	0.47%		0.52%	0.49%

Average compensation per employee (annualized)	$53.6	$42.4		$52.1	$44.6

Average number of employees	516	531		524	529

Assets owned per average employee	$10,253	$9,101		$10,097	$9,177

Total work force				507	507

Non-interest expenses for the quarter and six-month period ended June 30, 2007, were $17.5 million and $33.3 million, respectively, compared to $14.8 million and $29.7 million in the same periods a year ago. These results reflect an efficiency ratio of 68.99% for the quarter ended June 30, 2007 compared to 78.76% in the same quarter a year ago, and an efficiency ratio of 73.81% for the six-month period ended June 30, 2007 compared to 71.39% in the six-moth period ended June 30, 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $153,000 and $8.9 million for the quarter and six-month period ended June 30, 2007, respectively, and $542,000 and $206,000 for the quarter and six-month period ended June 30, 2006, respectively, because they were considered volatile in nature.
The Group has been successful in limiting expense growth to those areas that directly contribute to increases in efficiency, service quality, and profitability. Non-interest expenses increased 18.2% and 12.3%, respectively, as compared to the quarter and six-month period ended June 30, 2006. Second quarter expenses included more than $1.5 million from items such as the launch of a new television advertising campaign, certain improvements to the information technology platform, professional service fees, severance costs related to “right sizing” the mortgage business in line with market demand and foreclosure expenses.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
     (Dollars in thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2007	2006	%	2007	2006	%
Balance at beginning of period	$8,046	$7,160	12.4%	$8,016	$6,630	20.9%
Provision for loan losses	1,375	947	45.2%	2,450	2,048	19.7%
Net credit losses — see Table 5	(989)	(606)	63.2%	(2,034)	(1,177)	72.8%

Balance at end of period	$8,432	$7,501	12.4%	$8,432	$7,501	12.4%

Selected Data and Ratios:
Outstanding gross loans at June 30,				$1,280,609	$1,161,439	10.3%
Recoveries to net charge-offs				10.5%	18.4%	-43.0%
Allowance coverage ratio
Total loans				0.65%	0.65%	0.00%
Non-performing loans				16.70%	25.55%	-34.60%
Non-mortgage non-performing loans				217.30%	213.52%	1.80%
TABLE 5 — NET CREDIT LOSSES STATISTICS
     (Dollars in thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2007	2006	%	2007	2006	%
Mortgage
Charge-offs	$(480)	$(178)	169.7%	$(1,026)	$(377)	171.9%
Recoveries	—	—	—	—	—	—

	(480)	(178)	169.7%	(1,026)	(377)	171.9%

Commercial
Charge-offs	(14)	(196)	-92.9%	(14)	(220)	-93.6%
Recoveries	13	76	-82.9%	22	83	-73.5%

	(1)	(120)	-99.2%	8	(137)	-105.8%

Consumer
Charge-offs	(611)	(389)	57.1%	(1,232)	(844)	46.0%
Recoveries	103	81	27.2%	216	182	18.7%

	(508)	(308)	64.9%	(1,016)	(662)	53.5%

Net credit losses
Total charge-offs	(1,105)	(763)	44.8%	(2,272)	(1,442)	57.6%
Total recoveries	116	157	-26.1%	238	265	-10.2%

	$(989)	$(606)	63.2%	$(2,034)	$(1,177)	72.8%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.19%	0.10%		0.21%	0.11%

Commercial	0.00%	0.22%		-0.01%	0.14%

Consumer	6.37%	3.21%		6.13%	3.55%

Total	0.31%	0.25%		0.33%	0.25%

Average loans:
Mortgage	$995,669	$714,649	39.3%	$981,416	$716,601	37.0%
Commercial	229,750	222,574	3.2%	231,915	194,913	19.0%
Consumer	31,889	38,344	-16.8%	33,168	37,295	-11.1%

Total	$1,257,308	$975,567	28.9%	$1,246,499	$948,809	31.4%

(1)	Annualized ratios
TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
     (Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2007	2006	%	2006
Allowance for loan losses breakdown:
Mortgage	$4,476	$3,721	20.3%	$3,463
Commercial	1,953	1,831	6.7%	1,721
Consumer	1,711	1,944	-12.0%	2,088
Unallocated allowance	292	520	-43.8%	229

	$8,432	$8,016	5.2%	$7,501

Allowance composition:
Mortgage	53.1%	46.4%		46.2%
Commercial	23.2%	22.8%		22.9%
Consumer	20.3%	24.3%		27.8%
Unallocated allowance	3.5%	6.5%		3.1%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and six-month periods ended June 30, 2007, totaled $1.4 million and $2.5 million, respectively, representing increases of 45.2% and 19.6% from the $947,000 and $2.0 million reported for the same quarter and six-month period, respectively, of the previous year. Based on an analysis of the credit quality and composition of its loan portfolio, the Group determined that the provision for the quarter and six-month period ended June 30, 2007 was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and six-month periods ended June 30, 2007 increased from $606,000 (0.25% of average loans outstanding) in the quarter ended June 30, 2006, to $989,000 (0.31%) in the corresponding quarter of 2007, and from $1.2 million (0.25% of average loans outstanding) in the first six months of 2006, to $2.0 million (0.33%) for the same period of 2007. The increases were primarily due to higher net credit losses for mortgage loans and consumer loans. Non-performing loans of $50.5 million as of June 30, 2007 were 72.0% higher than the $29.4 million as of June 30, 2006 (Table 9). The increase in non-performing loans reflects the effects of the current economic slowdown in Puerto Rico.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 are evaluated for impairment. At June 30, 2007, the total investment in impaired loans was $1.7 million, compared to $2.0 million at December 31, 2006. Impaired loans are measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This delinquency-based calculation is the starting point for management’s determination of the required level of the allowance for loan losses. Other data considered in this determination includes overall historical loss trends and other information, including underwriting standards, economic trends and unusual events.
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2007	2006	%	2006
Investments:
Mortgage-backed securities	$1,910,348	$1,955,566	-2.3%	$1,993,034
U.S. Government and agency obligations	1,618,549	863,019	87.5%	1,258,975
P.R. Government and agency obligations	100,070	100,729	-0.7%	82,474
Other investment securities	74,252	54,315	36.7%	109,348
Short-term investments	21,211	5,000	324.2%	35,722
FHLB stock	13,908	13,607	2.2%	18,269

	3,738,338	2,992,236	24.9%	3,497,822

Loans:
Mortgage	951,508	932,309	2.1%	884,671
Commercial, mainly secured by real estate	232,164	241,702	-3.9%	227,744
Consumer	30,905	35,772	-13.6%	39,460

Loans receivable	1,214,577	1,209,783	0.4%	1,151,875
Allowance for loan losses	(8,432)	(8,016)	5.2%	(7,501)

Loans receivable, net	1,206,145	1,201,767	0.4%	1,144,374
Mortgage loans held for sale	66,032	10,603	522.8%	9,564

Total loans receivable, net	1,272,177	1,212,370	4.9%	1,153,938

Securities sold but not yet delivered	46,461	6,430	622.6%	710

Total securities and loans	5,056,976	4,211,036	20.1%	4,652,470

Other assets:
Cash and due from banks	70,207	34,070	106.1%	35,237
Accrued interest receivable	45,807	27,940	63.9%	31,313
Premises and equipment, net	19,390	20,153	-3.8%	17,358
Deferred tax asset, net	18,005	14,150	27.2%	14,861
Foreclosed real estate	4,971	4,864	2.2%	4,379
Other assets	75,293	61,477	22.5%	77,044

Total other assets	233,673	162,654	43.7%	180,192

Total assets	$5,290,649	$4,373,690	21.0%	$4,832,662

Investment portfolio composition:
Mortgage-backed securities	51.1%	65.4%		56.9%
U.S. Government and agency obligations	43.3%	28.8%		36.0%
P.R. Government and agency obligations	2.7%	3.4%		2.4%
FHLB stock, short term and other investments	2.9%	2.4%		4.7%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage	77.7%	77.1%		77.0%
Commercial, mainly secured by real estate	19.7%	20.0%		19.6%
Consumer	2.6%	3.0%		3.4%

	100.0%	100.0%		100.0%

At June 30, 2007, the Group’s total assets amounted to $5.291 billion, an increase of 21.0%, when compared to $4.374 billion at December 31, 2006. Interest-earning assets were $5.057 billion at June 30, 2007, a 20.1% increase compared to $4.211 billion at December 31, 2006.
Investments principally consist of money market instruments, U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At June 30, 2007, the investment portfolio increased 24.9% to $3.738 billion, from $2.992 billion as of December 31, 2006. The increase reflects securities purchased during the first quarter of 2007 amounting to approximately $900 million.
At June 30, 2007, the Group’s loan portfolio increased by 4.9% to $1.272 billion when compared to $1.212 billion at December 31, 2006. Loan production and purchases for the quarter and six-month period ended June 30, 2007, declined 67.1% and 55.3%, respectively, to $86.4 million and $158.7 million, compared to the quarter and six-month period ended June 30, 2006.

During and after the end of the second quarter, the Group entered into several transactions to enhance the servicing of its mortgage loan portfolio. The first transaction occurred on June 15, 2007, when the Group acquired from Doral Financial Corporation all the servicing rights on the portion of its mortgage loan portfolio that Doral had been servicing. The second transaction took place on July 13, 2007, when the Group unwound certain mortgage related transactions entered in 2004 and 2005 with R-G Premier Bank of Puerto Rico (“R-G Premier”) (these transactions were subsequently reclassified as a single commercial loan) with an unpaid principal balance of $71.4 million as of July 1, 2007. The Group has retained certain mortgage loans with an unpaid principal balance of $26.6 million as of such date, R-G Premier substituted certain mortgage loans with an unpaid principal balance of $25.9 million as of such date with mortgage loans selected by the Group that comply with its credit underwriting policies, and the remaining balance of the loans were paid by R-G Premier in cash. The Group will classify as residential mortgage loans the new balance of $52.5 million in loans that it purchased from R-G Premier on a servicing released basis. As a result of these transactions, the Group owns the servicing rights for all its outstanding mortgage loans and has contracted out the sub-servicing to a third party.
TABLE 8 — NON-PERFORMING ASSETS
(Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2007	2006	%	2006
Non-performing assets:
Non- Accruing Loans	$19,902	$17,845	11.5%	$15,096
Accruing Loans	30,598	20,453	49.6%	14,264

Total Non-performing loans	50,500	38,298	31.9%	29,360
Foreclosed real estate	4,971	4,864	2.2%	4,379

	$55,471	$43,162	28.5%	$33,739

Non-performing assets to total assets	1.05%	0.99%		0.70%

TABLE 9 — NON-PERFORMING LOANS
(Dollars in thousands)

	June 30,	December 31,	Change in	June 30,
	2007	2006	%	2006
Non-performing loans:
Mortgage	$46,626	$34,404	35.5%	$25,847
Commercial, mainly secured by real estate	3,204	3,167	1.2%	2,930
Consumer	670	727	-7.8%	583

Total	$50,500	$38,298	31.9%	$29,360

Non-performing loans composition:
Mortgage	92.3%	89.8%		88.0%
Commercial, mainly secured by real estate	6.3%	8.3%		10.0%
Consumer	1.3%	1.9%		2.0%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	3.94%	3.14%	25.48%	2.53%

Total assets	0.95%	0.88%	7.95%	0.61%

Total capital	16.11%	11.38%	41.56%	8.63%

At June 30, 2007, the Group’s non-performing assets totaled $55.5 million (1.05% of total assets) versus $43.2 million (0.99% of total assets) at December 31, 2006. Foreclosed real estate properties increased by 2.2% to $5.0 million, when compared to $4.9 million reported as of December 31, 2006.
At June 30, 2007, the allowance for loan losses to non-performing loans coverage ratio was 16.7%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2007, the Group’s non-performing mortgage loans totaled $46.6 million (92.3% of the Group’s non-performing loans), a 35.5% increase from the $34.4 million (89.8% of the Group’s non-performing loans) reported at December 31, 2006. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30,

2007, the Group’s non-performing commercial loans amounted to $3.2 million (6.3% of the Group’s non-performing loans), at the same level of non-performing commercial loans of $3.2 million reported at December 31, 2006 (8.3% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2007, the Group’s non-performing consumer loans amounted to $670,000 (1.3% of the Group’s total non-performing loans), which decreased from the $727,000 reported at December 31, 2006 (1.9% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the six-month period ended June 30, 2007, totaled $1.4 million.
At June 30, 2007, the Group’s total liabilities were $4.977 billion, 23.3% higher than the $4.037 billion reported at December 31, 2006. Deposits and borrowings, the Group’s funding sources, amounted to $4.854 billion at June 30, 2007, an increase of 20.9% when compared to $4.015 billion reported at December 31, 2006. At June 30, 2007, borrowings represented 72.6% of interest-bearing liabilities and deposits represented 27.4%, versus 69.3% and 30.7%, respectively, at December 31, 2006.
Borrowings consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At June 30, 2007, borrowings amounted to $3.525 billion, 26.7% greater than the $2.782 billion at December 31, 2006, mainly due to an increase of 29.5% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $180.0 million at June 30, 2007, and $181.9 million at December 31, 2006. The Group has the capacity to expand FHLB funding up to a maximum of $452.5 million based on the assets pledged by the Group on the FHLB.
At June 30, 2007, deposits reached $1.330 billion, up 7.8%, compared to the $1.233 billion reported as of December 31, 2006. Deposits reflected an increase for the first six-months of 2007 of 6.7% in certificates of deposits, to $885.2 million, primarily due to an increase in brokered deposits. Savings accounts increased 22.5% to $326.1 million as of June 30, 2007 from $266.2 million as of December 31, 2006.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2007	2006	%	2006
Deposits:
Non-interest bearing deposits	$44,867	$59,603	-24.7%	$62,266
Now accounts	66,819	72,810	-8.2%	78,970
Savings accounts	326,124	266,181	22.5%	171,030
Certificates of deposit	885,184	829,867	6.7%	896,571

	1,322,994	1,228,461	7.7%	1,208,837
Accrued interest payable	6,668	4,527	47.3%	5,010

	1,329,662	1,232,988	7.8%	1,213,847

Borrowings:
Repurchase agreements	3,283,796	2,535,923	29.5%	2,856,361
Advances from FHLB	180,000	181,900	-1.0%	285,500
Subordinated capital notes	36,083	36,083	—	72,166
Term notes	—	15,000	-100.0%	15,000
Federal funds purchased and other short term borrowings	24,641	13,568	81.6%	17,098

	3,524,520	2,782,474	26.7%	3,246,125

Total deposits and borrowings	4,854,182	4,015,462	20.9%	4,459,972

Securities purchased but not yet received	100,067	—	100.0%	6,539
Other liabilities	22,925	21,802	5.2%	25,868

Total liabilities	$4,977,174	$4,037,264	23.3%	$4,492,379

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.4%	4.9%		5.2%
Now accounts	5.0%	5.9%		6.5%
Savings accounts	24.7%	21.7%		14.1%
Certificates of deposit	66.9%	67.6%		74.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	93.2%	91.1%		88.0%
Advances from FHLB	5.1%	6.5%		8.8%
Subordinated capital notes	1.0%	1.3%		2.2%
Term notes	—	0.5%		0.5%
Federal funds purchased and other short term borrowings	0.7%	0.5%		0.5%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,283,796	$2,535,923		$2,856,361

Daily average outstanding balance	$3,287,489	$2,627,323		$2,548,638

Maximum outstanding balance at any month-end	$3,319,688	$2,923,796		$2,856,361

Stockholders’ Equity
Stockholders’ equity as of June 30, 2007 was $313.5 million, or $9.99 per share, compared to $336.4 million as of December 31, 2006, or $10.98 per share.
During the quarter ended June 30, 2007, the Group repurchased 45,000 common shares at an average price of $11.77 and a total cost of $530,000 under the August 30, 2005 program.
On July 27, 2007, the Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stocks. The shares of common stock so repurchased are to be held by the Group as Treasury shares. The new program substitutes the Group’s previous stock repurchase program. The new program effectively doubles the funds available to repurchase shares under the previous program.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2007, the Group’s market capitalization for its outstanding common stock was $267.5 million ($10.91 per share).

On April 25, 2007, the Board of Directors formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the June 27, 2007 Annual Meeting of Stockholders. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. Refer to Note 1 of the accompanying unaudited consolidate financial statements for additional information regarding the Omnibus Plan.
Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
The following are the consolidated capital ratios of the Group at June 30, 2007 and 2006, and December 31, 2006:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	June 30,	December 31,	Variance	June 30,
	2007	2006	%	2006
Capital data:
Stockholders’ equity	$313,475	$336,426	-6.8%	$340,283

Regulatory Capital Ratios data:
Leverage Capital Ratio	7.23%	8.42%	-14.1%	9.39%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$381,489	$372,558	2.4%	$435,973

Minimum Tier 1 Capital Required	$210,972	$176,987	19.2%	$185,712

Tier 1 Risk-Based Capital Ratio	19.32%	21.57%	-10.4%	29.60%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$381,489	$372,558	2.4%	$435,973

Minimum Tier 1 Risk-Based Capital Required	$78,970	$67,830	16.4%	$58,912

Total Risk-Based Capital Ratio	19.75%	22.04%	-10.4%	30.11%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$389,921	$380,574	2.5%	$443,474

Minimum Total Risk-Based Capital Required	$157,940	$135,677	16.4%	$117,825

Stock data:
Outstanding common shares, net of treasury	24,520	24,453	0.3%	24,562

Book value	$9.99	$10.98	-9.0%	$11.09

Market price at end of period	$10.91	$12.95	-15.8%	$12.76

Market capitalization	$267,517	$316,671	-15.5%	$313,615

	June 30,	June 30,	Variance
	2007	2006	%
Common dividend data:
Cash dividends declared	$6,858	$6,889	-0.4%

Cash dividends declared per share	$0.28	$0.28	0.0%

Payout ratio	45.90%	84.34%	-45.6%

Dividend yield	3.48%	4.24%	-17.9%

The following provides the high and low prices and dividend per share at the Group’s stock for each quarter of the last three perios. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

	PRICE		Cash Dividend
	High	Low	per share
2007
June 30, 2007	12.42	10.81	0.14

March 31, 2007	14.04	11.65	0.14

2006
December 31, 2006	13.57	11.47	0.14

September 30, 2006	12.86	11.82	0.14

June 30, 2006	13.99	11.96	0.14

March 31, 2006	14.46	12.41	0.14

2005
December 31, 2005	13.12	10.16	0.14

September 30, 2005	15.98	11.91	0.14

June 30, 2005	23.47	13.66	0.14

March 31, 2005	28.94	22.97	0.14

As of June 30, 2007 and December 31, 2006, the FDIC classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be classified as well capitalized, and institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the following table:

	June 30,	December 31,	Variance
(Dollars in thousands)	2007	2006	%
Oriental Bank and Trust
Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.85%	6.43%	-9.0%

Actual Tier 1 Capital	$302,160	$285,323	5.9%

Minimum Capital Requirement (4%)	$206,615	$177,495	16.4%

Minimum to be well capitalized (5%)	$258,269	$222,098	16.3%

Tier 1 Capital to Risk-Weighted Average	15.52%	17.01%	-8.8%

Actual Tier 1 Risk-Based Capital	$302,160	$285,323	5.9%

Minimum Capital Requirement (4%)	$77,900	$67,095	16.1%

Minimum to be well capitalized (6%)	$116,850	$100,543	16.2%

Total Capital to Risk-Weighted assets	15.95%	17.49%	-8.8%

Actual Total Risk-Based Capital	$310,592	$293,339	5.9%

Minimum Capital Requirement (8%)	$155,800	$134,174	16.1%

Minimum to be well capitalized (10%)	$194,750	$167,651	16.2%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Asset/Liability Management
The Group’s interest rate risk and asset/liability management is the responsibility of the Asset/Liability Management Committee (“ALCO”). The principal objective of ALCO is to enhance profitability while maintaining an appropriate level of interest rate and liquidity risks. ALCO is also involved in formulating economic projections and strategies used by the Group in its planning and budgeting process. In addition, ALCO oversees the Group’s sources, uses and pricing of funds.
Interest rate risk can be defined as the exposure of the Group’s operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. These differences are commonly referred to as a “maturity mismatch” or “gap” and “basis mismatch”, respectively. The Group employs various techniques to assess its degree of interest rate risk.
The Group is liability sensitive due to its fixed rate and medium to long-term asset composition being funded with shorter-term repricing liabilities. As a result, the Group may use from time to tie various derivative instruments for hedging both credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controlled the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary. As discussed in Item 2 under overview of Financial Performance, during the December 2006 and March 2007 quarters, the Group restructured a significant part of its repurchase agreements portfolio into longer term structured repurchase agreements, some fixed and others variable, reducing significantly its sensitivity to short-term interest rate repricing.
The Group may enter into interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps are used to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under these swaps, the Group paid a fixed monthly or quarterly cost and received a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying unaudited consolidated financial statements for more information related to the Group’s swaps, including derivatives used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index.
During the quarter and six-month period ended June 30, 2007, gains of $88,000 and $8.4 million, respectively, were recognized as earnings and reflected as “Derivatives” in the consolidated statements of income, compared to losses of $23,000 and gains of $859,000 for the corresponding periods of 2006. For the quarter and six-month period ended June 30, 2006 unrealized gains of $8.1 million and $18.0 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income. The Group previously announced a net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreement. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreement restructuring, however, significantly reduced the Group’s short-term borrowings during the December 2006 and March 2007 quarters, eliminating the forecasted transactions the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per basic and fully diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.
At June 30, 2007 and December 31, 2006, the fair value of derivatives recognized as either assets or liabilities in the unaudited consolidated statements of financial condition are as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $43.4 million and $34.2 million, respectively, are presented as other assets and the options sold to customers embedded in the certificates of deposit represented a liability are recorded as deposits amounting $41.4 million and $32.2 million, respectively.
The Group is exposed to a reduction in the level of net interest income (“NII”) in a rising interest rate environment. NII will fluctuate with changes in the levels of interest rates, affecting interest-sensitive assets and liabilities. The hypothetical rate scenarios as of June 30, 2007 and December 31, 2006 consider gradual and parallel changes of plus and minus 200 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

(Dollars in thousands)
Change in	Expected	Amount	Percent
Interest rate	NII	Change	Change
June 30, 2007
Base Scenario
Flat	$82,310

+ 200 Basis points	$68,259	$(14,051)	-17.07%

- 200 Basis points	$95,960	$13,650	16.58%

December 31, 2006:
Base Scenario
Flat	$47,352

+ 200 Basis points	$30,999	$(16,354)	-34.54%

- 200 Basis points	$66,541	$19,189	40.52%

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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of June 30, 2007, the Group had approximately $153.6 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 7.23% average equity capital base, provide a stable funding base.
In addition to core deposit funding, the Bank also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2007, the Group has an additional borrowing capacity with the FHLB of $452.5 million.
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
As of June 30, 2007, the Bank had a line of credit agreement with other financial institutions permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the six-month period ended June 30, 2007 under such lines of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by ALCO and are based on the Group’s commitment to make loans and investments and its ability to generate funds.
The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 in the Group’s annual report on form 10-K for the fiscal year December 31, 2006 form 10-K). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders. Management believes that the Group will continue to meet its cash obligations as they become due and pay dividends as they are declared.

Changes in statutes and regulations, including tax laws and rules
The Group, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking, securities, and insurance business. The Group also benefits from favorable tax treatment under regulations relating to the activities of its international banking entity. In addition, there are laws and other regulations that restrict transactions between the Group and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the Legislature of Puerto Rico, could have an effect on the Group’s results of operations and financial condition.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13-a-15(e) and 15d-15(e) under the Exchange Act) during the six-month period ended June 30, 2007.

PART — II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts, and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”). In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC, a stock insurance corporation organized under the laws of the State of Indiana, for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC capricious, arbitrary fraudulent and without cause denial of the Group’s claim. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC, the defendant. The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account, but the jury determined that FIC had acted in bad faith and with malice. It, therefore, awarded the Group $7.1 million in consequential damages. The court decided not to enter a final judgment for the aforementioned awards until a new trial on the fraud in the Cash Accounts claim is held. After a final judgment is entered, the parties would be entitled to exhaust their post-judgment and appellate rights. The Group has not recognized any income on this claim since the appellate rights have not been exhausted and the amount to be collected has not been determined. The Group expects to request and recover prejudgment interest, costs, fees and expenses related to its prosecution of this case. However, no specific sum can be anticipated as they are subject to the discretion of the court. Jury trial in connection with the $3.4 million claim related to the bank cash accounts commenced on June 25, 2007 and is expected to conclude during the week of August 13, 2007.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) None
b) Not applicable
c) Purchases of equity securities by the issuer and affiliated purchasers.
The following table sets forth issuer purchases of equity securities made by the Group during the quarter ended June 30, 2007:

	Total Number of
	Shares Purchased as		Approximate Dollar Value of
	Part of Publicly		Shares that May Yet Be
	Announced Plans or	Average Price Paid	Purchased Under the Plans or
Month	Programs	per Share	Programs

April 2007	—	$—	$8,052,590
May 2007	31,600	$11.84	$7,678,446
June 2077	13,400	$11.61	$7,522,872
	45,000	$11.77
On August 30, 2005, the Group’s Board approved a stock repurchase program for the repurchase of up to $12.1 million of the Group’s outstanding shares of common stock, which replaced the former program. The program was announced on September 1, 2005. On June 20, 2006, the Board approved an increase of $3.0 million to the initial amount of the program, for the repurchase of up to $15.1 million. In the quarter ended June 30, 2007, the Group repurchased 45,000 shares of its common stock in the open market, at a total cost of approximately $530,000, under such program.

On July 27 2007, the Group’s Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stock. The program was announced on July 31, 2007. The shares of common stock so repurchased are to be held by the Group as treasury shares. The new program will substitute the previous program approved on August 30, 2005, effectively doubling the funds now available for repurchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     The annual meeting of stockholders of the Group was held on June 27, 2007, for (i) the election of one director for a two-year term and four directors for a four-year term; and (ii) the approval of the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”). There was no solicitation in opposition to the management’s nominees, which were all elected, and the Omnibus Plan was approved. The voting results were as follows:

	For		Withheld		Abstain
	#	%	#	%	#	%
Proposal 1 — Election of Directors
Two-year term
Pedro Morazzani	19,579,859	84.39%	3,623,811	15.61%	—	—
Four-year term
José J. Gil de Lamadrid	19,647,537	84.68%	3,556,113	15.32%	—	—
José Rafael Fernández	20,035,796	86.35%	3,167,874	13.65%	—	—
Maricarmen Aponte	22,740,405	98.01%	463,265	1.99%	—	—
Miguel Vázquez Deynes	18,643,069	80.35%	4,560,602	19.65%	—	—

	For		Against		Abstain
	#	%	#	%	#	%
Proposal 2 — Approval of the Omnibus Plan	18,343,180	96.03%	718,691	3.76%	38,917	0.20%
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: August 8, 2007

Jose Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: August 8, 2007

Norberto González
Executive Vice President and Chief Financial Officer