Form 10-Q
period 2007-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2007-11-09
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
24,119,149 common shares ($1.00 par value per share)
outstanding as of October 31, 2007

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

PART – I FINANCIAL INFORMATION
ITEM – I FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$12,331	$15,341
Money market investments	57,554	18,729

Total cash and cash equivalents	69,885	34,070

Investments:
Time deposits with other banks	5,000	5,000

Trading securities, at fair value with amortized cost of $243 (December 31, 2006 - $246)	240	243

Investment securities available-for-sale, at fair value with amortized cost of $2,832,329 (December 31, 2006 – $984,060)
Securities pledged that can be repledged	2,663,438	947,880
Other investment securities	165,733	27,080

Total investment securities available-for-sale	2,829,171	974,960

Investment securities held-to-maturity, at amortized cost with fair value of $1,526,876 (December 31, 2006 – $1,931,720)
Securities pledged that can be repledged	1,415,549	1,814,746
Other investment securities	140,122	152,731

Total investment securities held-to-maturity	1,555,671	1,967,477

Other Investments	1,613	30,949

Federal Home Loan Bank (FHLB) stock, at cost	21,387	13,607

Total investments	4,413,082	2,992,236

Securities sold but not yet delivered	45,866	6,430

Loans:
Mortgage loans held-for-sale, at lower of cost or market	21,607	10,603
Loans receivable, net of allowance for loan losses of $9,055 (December 31, 2006 – $8,016)
	1,175,896	1,201,767

Total loans, net	1,197,503	1,212,370

Accrued interest receivable	33,162	27,940
Premises and equipment, net	20,124	20,153
Deferred tax asset, net	14,136	14,150
Foreclosed real estate	4,349	4,864
Other assets	59,082	59,773

Total assets	$5,857,189	$4,371,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$110,172	$132,434
Savings accounts	338,128	266,184
Certificates of deposit	821,405	834,370

Total deposits	1,269,705	1,232,988

Borrowings:
Federal funds purchased and other short term borrowings	27,246	13,568
Securities sold under agreements to repurchase	3,809,709	2,535,923
Advances from FHLB	348,114	182,489
Term notes	—	15,000
Subordinated capital notes	36,083	36,083

Total borrowings	4,221,152	2,783,063

Accrued expenses and other liabilities	24,537	19,509

Total liabilities	5,515,394	4,035,560

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,555,575 shares issued (December 31, 2006 - 25,430,929 shares)	25,556	25,431
Additional paid-in capital	210,006	209,033
Legal surplus	39,298	36,245
Retained earnings	35,773	26,772
Treasury stock, at cost 1,436,426 shares (December 31, 2006 - 989,405 shares)	(17,042)	(12,956)
Accumulated other comprehensive loss, net of tax of $7 (December 31, 2006 - $290)	(19,796)	(16,099)

Total stockholders’ equity	341,795	336,426

Total liabilities and stockholders’ equity	$5,857,189	$4,371,986

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share data)

			Nine-Month Period Ended
	Quarter ended September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$21,699	$20,819	$65,862	$55,384
Mortgage-backed securities	28,480	26,030	79,246	74,416
Investment securities and other	24,747	14,016	62,118	43,952

Total interest income	74,926	60,865	207,226	173,752

Interest expense:
Deposits	13,561	11,931	39,409	33,575
Securities sold under agreements to repurchase	37,405	36,035	106,739	93,525
Advances from FHLB, term notes and other borrowings	3,539	2,551	8,055	7,741
Subordinated capital notes	771	1,395	2,295	4,036

Total interest expense	55,276	51,912	156,498	138,877

Net interest income	19,650	8,953	50,728	34,875
Provision for loan losses	1,614	870	4,064	2,918

Net interest income after provision for loan losses	18,036	8,083	46,664	31,957

Non-interest income:
Financial service revenues	3,737	3,986	12,629	11,303
Banking service revenues	1,862	2,025	6,001	6,712
Investment banking revenues	113	592	113	3,153
Mortgage banking activities	1,010	1,122	1,242	2,191
Net gain (loss) on:
Securities available-for-sale	838	2,174	1,205	2,193
Derivatives	154	(1,571)	8,538	(713)
Trading securities	(2)	281	—	303
Income (loss) from other investments	(541)	928	236	658
Other	(37)	348	96	558

Total non-interest income, net	7,134	9,885	30,060	26,358

Non-interest expenses:
Compensation and employees’ benefits	7,561	6,241	21,222	18,042
Occupancy and equipment	3,045	2,867	9,381	8,549
Professional and service fees	1,543	1,681	5,316	4,906
Advertising and business promotion	1,069	950	2,980	2,964
Directors and investor relations	308	198	1,608	550
Loan servicing expenses	349	525	1,412	1,490
Taxes, other than payroll and income taxes	607	440	1,543	1,613
Electronic banking charges	431	489	1,346	1,451
Clearing and wrap fees expenses	321	312	997	1,101
Communication	354	419	1,001	1,261
Insurance	210	220	638	652
Printing, postage, stationery and supplies	177	259	568	803
Other	547	544	1,815	1,431

Total non-interest expenses	16,522	15,145	49,827	44,813

Income before income taxes	8,648	2,823	26,897	13,502
Income tax expense	196	446	1,007	557

Net income	8,452	2,377	25,890	12,945
Less: Dividends on preferred stock	(1,200)	(1,200)	(3,601)	(3,601)

Income available to common shareholders	$7,252	$1,177	$22,289	$9,344

Income per common share:
Basic	$0.30	$0.05	$0.91	$0.38

Diluted	$0.30	$0.05	$0.91	$0.38

Average common shares outstanding	24,230	24,564	24,396	24,600
Average potential common shares-options	31	97	110	124

	24,261	24,661	24,506	24,724

Cash dividends per share of common stock	$0.14	$0.14	$0.42	$0.42

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIODS ENDED ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)

	Nine-Month Period Ended September 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2007	2006
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,431	25,350
Stock options exercised	125	29

Balance at end of period	25,556	25,379

Additional paid-in capital:
Balance at beginning of period	209,033	208,454
Stock-based compensation expense	30	16
Stock options exercised	943	200

Balance at end of period	210,006	208,670

Legal surplus:
Balance at beginning of period	36,245	35,863
Transfer from retained earnings	3,053	1,660

Balance at end of period	39,298	37,523

Retained earnings:
Balance at beginning of period	26,772	52,340
Net income	25,890	12,945
Cash dividends declared on common stock	(10,235)	(10,322)
Cash dividends declared on preferred stock	(3,601)	(3,601)
Transfer to legal surplus	(3,053)	(1,660)

Balance at end of period	35,773	49,702

Treasury stock:
Balance at beginning of period	(12,956)	(10,332)
Stock used to match defined contribution plan 1165(e)	244	171
Stock purchased	(4,330)	(1,360)

Balance at end of period	(17,042)	(11,521)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(16,099)	(37,884)
Other comprehensive income (loss) for the period, net of tax	(3,697)	11,844

Balance at end of period	(19,796)	(26,040)

Total stockholders’ equity	$341,795	$351,713

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)

			Nine-Month Period Ended
	Quarter Ended September 30,		September 30,
COMPREHENSIVE INCOME	2007	2006	2007	2006
Net income	$8,452	$2,377	$25,890	$12,945

Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale	32,877	25,039	6,790	3,689
Realized gain on investment securities available-for-sale included in net income	(838)	(2,174)	(1,205)	(2,193)
Unrealized loss on derivatives designated as cash flows hedges arising during the period	—	(18,454)	—	(432)
Realized loss (gain) on derivatives designated as cash flow hedges included in net income	—	1,571	(773)	822
Realized gain on termination of derivatives activities, net	—	10,455	—	10,455
Gain from termination of cash flow hedging	—	—	(8,225)	—
Income tax effect related to unrealized loss on securities available-for-sale	(4,023)	(2,067)	(284)	(497)

Other comprehensive income (loss) for the period	28,016	14,370	(3,697)	11,844

Comprehensive income	$36,468	$16,747	$22,193	$24,789

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)

	Nine-Month Period Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$25,890	$12,945

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(852)	(1,006)
Amortization of premiums, net of accretion of discounts	6,150	1,317
Depreciation and amortization of premises and equipment	4,094	3,998
Deferred income tax benefit	(270)	(972)
Equity in earnings of investment in limited partnership	(279)	(658)
Provision for loan losses	4,064	2,918
Common stock used to match defined contribution plan 1165(e)	244	171
Stock-based compensation	30	16
(Gain) loss on:
Sale of securities available-for-sale	(1,205)	(2,193)
Mortgage banking activities	(589)	(2,191)
Derivatives	(8,521)	713
Sale of foreclosed real estate	20	(169)
Sale of premises and equipment	9	(253)
Originations and purchases of loans held-for-sale	(96,683)	(62,434)
Proceeds from sale of loans held-for-sale	43,591	28,963
Net decrease (increase) in:
Trading securities	2	(201)
Accrued interest receivable	(5,222)	406
Other assets	(8,700)	(4,810)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	6,649	231
Other liabilities	5,804	(993)

Net cash used in operating activities	(25,774)	(24,202)

Cash flows from investing activities:
Net decrease in time deposits with other banks	—	55,000
Purchases of:
Investment securities available-for-sale	(1,983,147)	(443,229)
Investment securities held-to-maturity	(143,843)	(6,500)
Other Investments	(515)	—
Equity options	(9,504)	—
FHLB stock	(36,379)	—
Maturities and redemptions of:
Investment securities available-for-sale	127,047	26,490
Investment securities held-to-maturity	555,924	170,049
Other investments	42,163	—
FHLB stock	28,598	7,155
Proceeds from sales of:
Investment securities available-for-sale	23,879	380,653
Foreclosed real estate	2,216	2,522
Premises and equipment	—	2,644
Origination and purchase of loans, excluding loans held-for-sale	(149,043)	(342,782)
Principal repayment of loans	169,992	63,987
Additions to premises and equipment	(4,085)	(11,358)

Net cash used in investing activities	(1,376,697)	(95,369)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	38,041	(3,084)
Securities sold under agreements to repurchase	1,254,365	262,177
Federal funds purchased	13,678	40,615
Proceeds from:
Advances from FHLB	3,822,420	2,977,225
Exercise of stock options	1,068	229
Repayments of advances from FHLB	(3,658,120)	(3,125,525)
Purchase of treasury stocks	(4,330)	(1,360)
Maturity of term note	(15,000)	—
Dividend paid on common and preferred stock	(13,836)	(13,923)

Net cash provided by financing activities	1,438,286	136,354

Net change in cash and cash equivalents	35,815	16,783
Cash and cash equivalents at beginning of period	34,070	17,269

Cash and cash equivalents at end of period	$69,885	$34,052

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$149,389	$142,560

Income taxes paid	$—	$82

Mortgage loans securitized into mortgage-backed securities	$42,677	$36,023

Securities sold but not yet delivered	$45,866	$43,478

Securities purchased but not yet received	$—	$42,652

Transfer from loans to foreclosed real estate	$1,710	$1,376

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 – BASIS OF PRESENTATION:
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of September 30, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the nine-month periods ended September 30, 2007 and 2006. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in the Group’s 2006 annual report on Form 10-K.
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
The Bank operates through twenty-four branches located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”): Oriental International Bank Inc., which is a wholly-owned subsidiary of the Bank. The IBE offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. The Group previously had another IBE, which was liquidated on May 31, 2007, after obtaining all the corresponding regulatory approvals.
Oriental Financial Services is subject to the supervision, examination and regulation of the National Association of Securities Dealers, Inc., (now the Financial Industry Regulatory Authority), the SEC, and the OCIF. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
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
Included in the review of individual loans are those that are impaired, as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, “Accounting for Contingencies”, as amended, and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000 and over 90-days past-due. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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
Financial Instruments
Certain financial instruments including derivatives, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 39% and 43.5% as of September 30, 2007 and 2006, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of September 30, 2007, a valuation allowance of approximately $4.3 million was recorded to offset deferred tax assets from loss carry forwards that the Group believes it may not realize in future periods.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
Effective at the beginning of the first quarter of 2007, the Group adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.7 million. The Group classifies unrecognized tax benefits in income taxes payable. No adjustments resulted by the implementation of FIN 48. These gross unrecognized tax benefits would affect the effective tax rate if realized.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Group had accrued $1.3 million for the payment of interest and penalties relating to unrecognized tax benefits. The Group does not anticipate significant changes in unrecognized tax benefits during 2007.
Equity-Based Compensation Plans
On April 25, 2007, the Board of Directors (the “Board”) formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the annual meeting of stockholders held on September 27, 2007. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards.
The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan, or, if earlier, (b) the date the Omnibus Plan is terminated by the Group’s Board.
The Compensation Committee of the Group’s Board, or such other committee as the Board may designate (the “Committee”), has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. Only the Committee may exercise authority in respect of Awards granted to such participants.
The Omnibus Plan replaced and superseded the Oriental Financial Group Inc. 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms.
The Group recorded approximately $30,000 and $16,000 during the nine-month periods ended September 30, 2007 and 2006, respectively, related to compensation expense for options issued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”). The remaining unrecognized compensation cost related to unvested awards as of September 30, 2007, was approximately $436,000 and the weighted average period of time over which this cost will be recognized is approximately 7 years.
The average fair value of each option granted during the nine-month periods ended September 30, 2007 and 2006 was $3.09 and $3.95, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following assumptions were used in estimating the fair value of the options granted:

	Nine-Month Period Ended
	September 30,
	2007	2006
Weighted Average Assumptions:
Dividend yield	4.55%	3.92%
Expected volatility	33.35%	34.32%
Risk-free interest rate	4.65%	4.18%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
NOTE 2 – INVESTMENT SECURITIES:
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
Obligations of US Government sponsored agencies	$1,119,366	$3,943	$15	$1,123,294	5.88%
Puerto Rico Government and agency obligations	18,311	57	1,237	17,131	5.69%
Other investment securities	86,000	—	2,555	83,445	5.69%

Total investment securities	1,223,677	4,000	3,807	1,223,870

FNMA and FHLMC certificates	907,686	2,281	2,195	907,772	5.89%
GNMA certificates	55,505	444	325	55,624	5.72%
Pass-through collateralized mortgage obligations (CMO’s)	645,461	48	3,604	641,905	5.48%

Total mortgage-backed-securities and CMO’s	1,608,652	2,773	6,124	1,605,301

Total securities available-for-sale	2,832,329	6,773	9,931	2,829,171	5.79%

Held-to-maturity
Obligations of US Government sponsored agencies	468,724	17	6,580	462,161	4.85%
Puerto Rico Government and agency obligations	55,238	—	4,422	50,816	5.29%
Other investment securities	81,170	—	2,535	78,635	7.04%

Total investment securities	605,132	17	13,537	591,612

FNMA and FHLMC certificates	641,739	246	12,462	629,523	5.05%
GNMA certificates	166,568	70	2,904	163,734	5.38%
Collateralized mortgage obligations (CMO's) issued by US Government sponsored agencies	142,232	588	813	142,007	5.14%

Total mortgage-backed-securities and CMO’s	950,539	904	16,179	935,264

Total securities held-to-maturity	1,555,671	921	29,716	1,526,876	5.15%

Total	$4,388,000	$7,694	$39,647	$4,356,047	5.56%

	December 31, 2006 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
Puerto Rico Government and agency obligations	$20,254	$64	$872	$19,446	5.68%
Other investment securities	50,598	520	2,347	48,771	6.11%

Total investment securities	70,852	584	3,219	68,217

FNMA and FHLMC certificates	150,099	—	1,506	148,593	5.45%
GNMA certificates	40,690	408	235	40,863	5.61%
Pass-through collateralized mortgage obligations (CMOs)	722,419	7	5,139	717,287	5.48%

Total mortgage-backed-securities and CMO’s	913,208	415	6,880	906,743

Total securities available-for-sale	984,060	999	10,099	974,960	5.52%

Held-to-maturity
US Treasury securities	15,022	—	127	14,895	2.71%
Obligations of US Government sponsored agencies	848,400	7	17,529	830,878	3.85%
Puerto Rico Government and agency obligations	55,262	—	3,961	51,301	5.29%

Total investment securities	918,684	7	21,617	897,074

FNMA and FHLMC certificates	713,171	628	11,529	702,270	5.04%
GNMA certificates	182,874	215	2,176	180,913	5.35%
Collateralized mortgage obligations (CMO's) issued by US Government sponsored agencies	152,748	18	1,303	151,463	5.13%

Total mortgage-backed-securities and CMO’s	1,048,793	861	15,008	1,034,646

Total securities held-to-maturity	1,967,477	868	36,625	1,931,720	4.55%

Total	$2,951,537	$1,867	$46,724	$2,906,680	4.87%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2007, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Investment securities
Due within 1 year	$19,366	$19,351	$24,997	$24,881
Due after 1 to 5 years	—	—	187,378	185,968
Due after 5 to 10 years	1,064,525	1,065,787	216,499	209,857
Due after 10 years	139,786	138,732	176,258	170,906

	1,223,677	1,223,870	605,132	591,612

Mortgage-backed securities
Due after 1 to 5 years	939	973	—	—
Due after 10 years	1,607,713	1,604,328	950,539	935,264

	1,608,652	1,605,301	950,539	935,264

	$2,832,329	$2,829,171	$1,555,671	$1,526,876

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
Proceeds from the sale of investment securities available-for-sale during the nine-month periods ended September 30, 2007 and 2006, totaled $23.9 million and $380.7 million, respectively. Realized gains on those sales during the nine-month period ended September 30, 2007 were $1.2 million, while gross realized gains and losses on those sales during the corresponding 2006 nine-month period were $4.7 million and $2.6 million, respectively. The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$19,366	$15	$19,351
Puerto Rico Government and agency obligations	1,996	376	1,620
Mortgage-backed securities and CMO’s	802,826	5,863	796,963
Other investment securities	86,000	2,555	83,445

	910,188	8,809	901,379

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	14,135	861	13,274
Mortgage-backed securities and CMO’s	8,195	261	7,934

	22,330	1,122	21,208

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$19,366	$15	$19,351
Puerto Rico Government and agency obligations	16,131	1,237	14,894
Mortgage-backed securities and CMO’s	811,021	6,124	804,897
Other investment securities	86,000	2,555	83,445

	$932,518	$9,931	$922,587

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	$49,999	$2,154	$47,845
Puerto Rico Government and agency obligations	4,270	61	4,209
Mortgage-backed securities and CMO’s	343,365	3,489	339,876
Other investment securities	71,970	2,535	69,435

	469,604	8,239	461,365

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	412,225	4,426	407,799
Puerto Rico Government and agency obligations	50,968	4,361	46,607
Mortgage-backed securities and CMO’s	435,766	12,690	423,076

	898,959	21,477	877,482

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S government sponsored entities	462,224	6,580	455,644
Puerto Rico Government and agency obligations	55,238	4,422	50,816
Mortgage-backed securities and CMO’s	779,131	16,179	762,952
Other investment securities	71,970	2,535	69,435

	$1,368,563	$29,716	$1,338,847

Securities in an unrealized loss position at September 30, 2007 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. The vast majority of these securities are rated the equivalent of AAA by nationally recognized statistical rating organizations. The investment portfolio is structured primarily with highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. Management believes that the unrealized losses in the investment portfolio at September 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES:
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2007, and December 31, 2006, was as follows:

	(In thousands)
	September 30, 2007	December 31, 2006
Residential mortgage loans	$967,004	$899,162
Home equity loans and secured personal loans	31,389	36,270
Commercial loans, mainly secured by real estate	159,477	241,702
Personal consumer loans and lines of credit	30,008	35,772

Loans receivable, gross	1,187,879	1,212,906
Less: deferred loan fees, net	(2,927)	(3,123)

Loans receivable	1,184,952	1,209,783
Allowance for loan losses	(9,055)	(8,016)

Loans receivable, net	1,175,896	1,201,767
Mortgage loans held-for-sale	21,607	10,603

Total loans, net	$1,197,503	$1,212,370

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters and nine-month periods ended September 30, 2007 and 2006.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At September 30, 2007 and December 31, 2006, the total investment in impaired loans was $895,000 and $2.0 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group determined that no specific impairment allowance was required for such loans.
NOTE 4 — PLEDGED ASSETS
At September 30, 2007, residential mortgage loans amounting to $548.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.978 billion, $90.5 million, and $7.7 million at September 30, 2007, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $116,000 at September 30, 2007, were pledged to the Puerto Rico Treasury Department.
As of September 30, 2007, investment securities available-for-sale and held-to-maturity not pledged amounted to $165.7 million and $140.1 million, respectively. As of September 30, 2007, mortgage loans not pledged amounted to $467.4 million.

NOTE 5 – OTHER ASSETS
Other assets at September 30, 2007 and December 31, 2006 include the following:

	(In thousands)
	September 30, 2007	December 31, 2006
Investment in equity indexed options	$36,738	$34,216
Investment in limited partnership	—	11,913
Prepaid expenses	3,214	2,152
Servicing asset	2,213	1,507
Goodwill	2,006	2,006
Investment in Statutory Trusts	1,086	1,086
Deferred charges	921	1,037
Accounts receivable and other assets	12,904	5,856

	$59,082	$59,773

NOTE 6 – SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $36,083,000 at September 30, 2007 and December 31, 2006.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006 and the Group recorded a $915,000 loss related to the write-off of unamortized issuance cost of the note. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (8.64% at September 30, 2007 and 8.31% at December 31, 2006), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years (September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
NOTE 7 – OTHER BORROWINGS
At September 30, 2007, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

Securities sold under agreements to repurchase and their respective accrued interests at September 30, 2007 mature as follows:

(In thousands)
Balance
Due within 30 days	$49,871
Due after 30 to 60 days	3,380
Due after 60 to 90 days	6,458
Due after 1 to 3 years	100,000
Due after 3 to 5 years	1,650,000
Due after 5 to 10 years	2,000,000

$3,809,709

At September 30, 2007, the advances from the FHLB and their respective accrued interests mature as follows:

(In thousands)
Balance
Due within 30 days	$16,779
Due after 30 to 60 days	1,335
Due after 90 days to 1 year	50,000
Due after 3 to 5 years	225,000
Due after 5 to 10 years	55,000

$348,114

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
There were no derivatives designated as a hedge as of September 30, 2007 and December 31, 2006. Other derivatives consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $139,775,000 and $131,530,000 as of September 30, 2007 and December 31, 2006, respectively; embedded options on stock indexed deposits with notional amounts of $134,617,000 and $122,924,000 as of September 30, 2007 and December 31, 2006, respectively.
During the nine-month period ended September 30, 2007, gains of $8.5 million were recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, mainly due to the $8.2 million gain recognized in the first quarter of 2007 because of the elimination of the forecasted transactions on the cash flow hedges of the swaps previously terminated, which gains were previously included in other comprehensive income. For the nine-month period ended September 30, 2006, losses of $713,000 are recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. During the nine-month period ended September 30, 2006, unrealized gains of $10.1 million on derivatives designated as cash flow hedges were included in other comprehensive income (loss). There are no such unrealized gains or losses at September 30, 2007.
At September 30, 2007 and December 31, 2006, the fair value of derivatives was recognized as either assets or liabilities in the unaudited consolidated statements of financial condition as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $36.7 million and $34.2 million, respectively, presented in other assets; the options sold to customers which are embedded in the certificates of deposit represented a liability of $35.2 million and $32.2 million, respectively, recorded in deposits.
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
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. From time to time, if conditions so warrant, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities. The Group outsourced the servicing of mortgages included in the resulting mortgage-backed securities pools, as well as loans maintained in portfolio.
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
Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2007 and 2006:

Unaudited - Quarters Ended September 30,
			Financial	Total		Consolidated
(In thousands)	Banking	Treasury	Services	Segments	Eliminations	Total

September 30, 2007
Interest income	$20,850	$54,022	$54	$74,926	$—	$74,926
Interest expense	(7,410)	(47,627)	(239)	(55,276)	—	(55,276)

Net interest income	13,440	6,395	(185)	19,650	—	19,650
Non-interest income	1,865	1,080	4,189	7,134	—	7,134
Non-interest expenses	(12,573)	(821)	(3,128)	(16,522)	—	(16,522)
Intersegment revenue	1,067	—	—	1,067	(1,067)	—
Intersegment expense	—	(215)	(852)	(1,067)	1,067	—
Provision for loan losses	(1,614)	—	—	(1,614)		(1,614)

Income before income taxes	$2,185	$6,439	$24	$8,648	$—	$8,648

Total Assets as of September 30, 2007	$1,592,464	$4,590,172	$11,470	$6,194,106	$(336,917)	$5,857,189

September 30, 2006
Interest income	$21,209	$39,597	$59	$60,865	$—	$60,865
Interest expense	(7,510)	(44,402)	—	(51,912)	—	(51,912)

Net interest income	13,699	(4,805)	59	8,953	—	8,953
Non-interest income	4,175	2,419	3,291	9,885	—	9,885
Non-interest expenses	(12,270)	(572)	(2,303)	(15,145)	—	(15,145)
Intersegment revenue	723	—	—	723	(723)	—
Intersegment expense	—	(213)	(510)	(723)	723	—
Provision for loan losses	(870)	—	—	(870)	—	(870)

Income (loss) before income taxes	$5,457	$(3,171)	$537	$2,823	$—	$2,823

Total Assets as of September 30, 2006	$1,605,771	$3,449,567	$12,432	$5,067,770	$(405,873)	$4,661,897

Unaudited - Nine-Month Period Ended September 30,
			Financial	Total		Consolidated
(In thousands)	Banking	Treasury	Services	Segments	Eliminations	Total

September 30, 2007
Interest income	$65,859	$141,183	$184	$207,226	$—	$207,226
Interest expense	(24,701)	(131,117)	(680)	(156,498)	—	(156,498)

Net interest income	41,158	10,066	(496)	50,728	—	50,728
Non-interest income	7,207	9,907	12,946	30,060	—	30,060
Non-interest expenses	(38,308)	(2,400)	(9,119)	(49,827)	—	(49,827)
Intersegment revenue	2,943	—	—	2,943	(2,943)	—
Intersegment expense	—	(513)	(2,430)	(2,943)	2,943	—
Provision for loan losses	(4,064)	—	—	(4,064)	—	(4,064)

Income before income taxes	$8,936	$17,060	$901	$26,897	$—	$26,897

Total Assets as of September 30, 2007	$1,592,464	$4,590,172	$11,470	$6,194,106	$(336,917)	$5,857,189

September 30, 2006
Interest income	$56,463	$117,144	$145	$173,752	$—	$173,752
Interest expense	(20,342)	(118,535)	—	(138,877)	—	(138,877)

Net interest income	36,121	(1,391)	145	34,875	—	34,875
Non-interest income	11,718	5,481	9,159	26,358	—	26,358
Non-interest expenses	(36,518)	(1,269)	(7,026)	(44,813)	—	(44,813)
Intersegment revenue	1,912	—	—	1,912	(1,912)	—
Intersegment expense	—	(620)	(1,292)	(1,912)	1,912	—
Provision for loan losses	(2,918)	—	—	(2,918)	—	(2,918)

Income before income taxes	$10,315	$2,201	$986	$13,502	$—	$13,502

Total Assets as of September 30, 2006	$1,605,771	$3,449,567	$12,432	$5,067,770	$(405,873)	$4,661,897

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
As of January 1, 2007, the Company’s unrecognized tax benefit totaled $7.0 million, of which $1.3 million is related to interest and penalties. No adjustment resulted from the implementation of FIN 48.  In accordance with the Group’s policy, any tax-related interest and/or penalties are classified as a component of income taxes in the consolidated statements of financial position and results of operations.  The tax periods ended June 30, 2003, 2004, and 2005, and December 31, 2005 and 2006 remain subject to examination by the Puerto Rico Department of Treasury.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended September 30,			Nine months ended September 30,
	2007	2006	Variance	2007	2006	Variance
EARNINGS PER SHARE AND DIVIDENDS DATA:
Interest income	$74,926	$60,865	23.1%	$207,226	$173,752	19.3%
Interest expense	55,276	51,912	6.5%	156,498	138,877	12.7%

Net interest income	19,650	8,953	119.5%	50,728	34,875	45.5%
Provision for loan losses	1,614	870	85.5%	4,064	2,918	39.3%

Net interest income after provision for loan losses	18,036	8,083	123.1%	46,664	31,957	46.0%
Non-interest income	7,134	9,885	-27.8%	30,060	26,358	14.0%
Non-interest expenses	16,522	15,145	9.1%	49,827	44,813	11.2%

Income before taxes	8,648	2,823	206.3%	26,897	13,502	99.2%
Income tax expense	196	446	-56.1%	1,007	557	80.8%

Net Income	8,452	2,377	255.6%	25,890	12,945	100.0%
Less: dividends on preferred stock	(1,200)	(1,200)	—	(3,601)	(3,601)	—

Income available to common shareholders	$7,252	$1,177	516.1%	$22,289	$9,344	138.5%

PER SHARE DATA:
Basic	$0.30	$0.05	500.0%	$0.91	$0.38	139.5%

Diluted	$0.30	$0.05	500.0%	$0.91	$0.38	139.5%

Average common shares outstanding	24,230	24,564	-1.4%	24,396	24,600	-0.8%
Average potential common share-options	31	97	-68.0%	110	124	-11.3%

Total average shares outstanding and equivalents	24,261	24,661	-1.6%	24,506	24,724	-0.9%

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.59%	0.20%	195.0%	0.66%	0.37%	78.4%

Return on average common equity (ROE)	11.17%	1.69%	560.9%	11.20%	4.53%	147.2%

Equity-to-assets ratio				5.84%	7.54%	-22.5%

Efficiency ratio	62.65%	90.81%	-31.0%	70.47%	76.95%	-8.4%

Expense ratio	0.73%	0.62%	17.7%	0.80%	0.63%	27.0%

Interest rate spread	1.19%	0.51%	133.3%	1.10%	0.76%	44.7%

Interest rate margin	1.46%	0.77%	89.6%	1.36%	1.03%	32.0%

Number of financial centers				24	24	—

	September 30,	December 31,
	2007	2006	Variance
PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$4,413,082	$2,992,236	47.5%
Loans (including loans held-for-sale), net	1,197,503	1,212,370	-1.2%
Securities sold but not yet delivered	45,866	6,430	613.3%

	$5,656,451	$4,211,036	34.3%

Deposits and Borrowings
Deposits	$1,269,705	$1,232,988	3.0%
Securities sold under agreements to repurchase	3,809,709	2,535,923	50.2%
Other borrowings	411,443	247,140	66.5%

	$5,490,857	$4,016,051	36.7%

Stockholders’ equity
Preferred equity	$68,000	$68,000	—
Common equity	273,795	268,426	2.0%

	$341,795	$336,426	1.6%

Capital ratios
Leverage capital	6.79%	8.42%	-19.4%

Tier 1 risk-based capital	17.77%	21.57%	-17.6%

Total risk-based capital	18.19%	22.04%	-17.5%

Trust assets managed	$1,927,409	$1,848,596	4.3%
Broker-dealer assets gathered	1,090,255	1,143,668	-4.7%

Assets managed	3,017,664	2,992,264	0.8%
Assets owned	5,857,189	4,371,986	34.0%

Total financial assets managed and owned	$8,874,853	$7,364,250	20.5%

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
During the quarter and nine-month period ended September 30, 2007, the Group continued targeting the personal and commercial needs of mid and high net worth individuals and families, including professionals and owners of small and mid-size businesses, primarily in Puerto Rico.
During the fourth quarter of 2006, the Group completed a review of its available-for-sale (“AFS”) investment portfolio in light of asset/liability management considerations and changing market conditions, and strategically repositioned this portfolio. The repositioning involved open market sales of approximately $865 million of securities with a weighted average yield of 4.60% at a loss of approximately $16.0 million which was included as non-interest income in the accompanying consolidated financials statements. Following the sale, $860 million of triple-A securities at a weighted average yield of 5.55% were purchased and classified as AFS. As part of this repositioning, the Group entered into a $900 million, 5-year structured repurchase agreement ($450 million non-put 1-year and $450 million non-put 2-years) with a weighted average rate paid of 4.52%. Proceeds were used to repay repurchase agreements with a weighted average rate paid of 5.25%. In February 2007, the Group continued its strategic repositioning of the repurchase agreements portfolio, restructuring an additional $1 billion of short-term borrowings, with a weighted average rate being paid of approximately 5.35%, into 10-year, non-put 2-year structured repurchased agreements, priced at 95 basis points under 90-day LIBOR (for a current rate of 4.40%). Separately, the Group purchased in February 2007 approximately $900 million in U.S. government agency securities for the AFS portfolio which were funded with a net spread of approximately 150 basis points, locked in for two years on $750 million and one year on $150 million. These securities are intended to replenish scheduled repayments and maturities of securities that occurred in 2006 and are occurring during 2007. Most of the actions the Group took to reposition the AFS portfolio and its funding in December 2006 did not take effect until January 2007, and the transactions undertaken to further restructure the Group’s funding in February 2007 did not take effect until March 2007. Continuing the trend observed during the second quarter of 2007, these changes were reflected in the September 2007 quarter, as evidenced in the increase in interest rate spread from 0.89% in the March 2007 quarter, to 1.17% in the June 2007 quarter and to 1.19% in the September 2007 quarter, and also in interest rate margin, from 1.18% to 1.40% and 1.46% for the same comparable periods. On September  6, 2007, the Group executed a transaction to fix at 3.71% up to March 6, 2009 (first call date), the cost of a $1 billion 10-year, non-put 2-year structured repurchase agreement that was entered into in February 2007, which was priced at 95 basis points under 90-day LIBOR (4.80% at September 6, 2007).
Income Available to Common Shareholders
For the quarter and nine-month period ended September 30, 2007, the Group’s income available to common shareholders totaled $7.3 million and $22.3 million, respectively, compared to $1.2 million and $9.3 million, respectively, in the comparable year ago quarter and nine-month period. Earnings per basic and fully diluted common share was $0.30 compared to $0.05 in the year-ago quarter, and $0.91 for the nine-month period ended September 30, 2007 compared to $0.38 in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and nine-month period ended September 30, 2007 was 11.17% and 11.20%, respectively, from 1.69% for the quarter and 4.53% for the nine-months ended September 30, 2006. Return on average assets (ROA) for the quarter and nine-month period ended September 30, 2007 was 0.59% and 0.66%, respectively, from 0.20% for the quarter and 0.37% for the nine-months ended September 30, 2006.

Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 123.1% and 46.0% for the quarter and nine-month period ended September 30, 2007, totaling $18.0 million and $46.7 million, respectively, compared with $8.1 million and $32.0 million, respectively, for the same periods in the previous year. Net interest income after provision for loan losses also improved as compared to the last three preceding quarters due to the favorable effects of the aforementioned repositioning of the AFS investment portfolio and restructuring of the funding portfolio. Increases of 23.1% and 19.3% in interest income for the quarter and nine-month period ended September 30, 2007, respectively, as compared to same periods last year were mainly due to higher loan and investment securities volumes and higher average yields. Interest expense increased by 6.5% and 12.7% for the quarter and nine-month period ended September 30, 2007, respectively, as compared to same periods last year primarily due to higher average balances in the deposits and borrowings portfolios. Net interest margin for the September 30, 2007 quarter and nine-month period was 1.46% and 1.36%, respectively, compared to 0.77% and 1.03%, for the corresponding year-ago periods.
Non-Interest Income
Total non-interest income was $7.1 million and $30.1 million for the quarter and nine-month period ended September 30, 2007, respectively, representing a decrease for the quarter of 27.8% and an increase of 14.0% over the same nine-month period a year ago. These results reflect year-over-year growth in commissions and fees from brokerage activities, as well as trust activities and derivatives net gain, which more than offset declines in securities net gain, banking service revenues and mortgage banking activities, and the absence of investment banking revenues. Commission and fees from brokerage and insurance activities decreased slightly quarter over quarter, from $4.0 million for the September 30, 2006 quarter to $3.7 million for the same quarter in 2007, and increased 11.7% to $12.6 million for the nine-month period ended September 30, 2007 as compared to $11.3 million for the year-ago period, reflecting growth strategies at work in those businesses during the year. The Group recorded net gains of $154,000 and $8.5 million in derivatives activities for the quarter and nine-month period ended September 30, 2007, compared to losses of $1.6 million loss and $713,000 in the year ago periods. The increase for the nine-month period ended September 30, 2007, reflects the recognition in the March 2007 quarter of the remaining net gain from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements, which had previously been included in other comprehensive income.
Non-Interest Expenses
Non-interest expenses totaled $16.5 million and $49.8 million, respectively, for the quarter and nine-month period ended September 30, 2007, compared to $15.1 million and $44.8 million, respectively, in the year ago periods primarily as a result of higher professional fees and severance payments. Compared to the quarter ended June 30, 2007, non-interest expenses decreased 5.5%, from $17.5 million, reflecting effective cost control measures implemented by management.
Income Tax Expense
The income tax expense was $196,000 and $1.0 million, respectively, for the quarter and nine-month period ended September 30, 2007, compared to $446,000 and $557,000 for the respective periods ended September 30, 2006. The current income tax provision is lower than the provision based on the statutory tax rate for the Group, which is 39.0%, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to the exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At September 30, 2007, total financial assets reached $8.875 billion compared to $7.364 billion at December 31, 2006, a 20.5% increase. There was 34.0% increase in assets owned when compared to December 31, 2006, while assets managed by the trust division and the broker-dealer subsidiary remained flat at $3.0 billion. Owned assets are approximately 94% owned by the Group’s banking subsidiary and its subsidiary.

The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2007, total assets managed by the Group’s trust division and CPC amounted to $1.927 billion, compared to the $1.849 billion reported at December 31, 2006. The Group’s securities broker-dealer subsidiary offers a wide array of investment alternatives to its client base such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2007, total assets gathered by the securities broker-dealer from its customer investment accounts, decreased to $1.090 billion compared to $1.144 billion as of December 31, 2006.
Interest Earning Assets
The investment portfolio amounted to $4.413 billion as of September 30, 2007, a 47.5% increase compared to $2.992 billion as of December 31, 2006, while the loan portfolio slightly decreased 1.2% to $1.198 billion as of September 30, 2007, compared to $1.212 billion as of December 31, 2006. The increase in investment securities relates to the $900 million purchase of U.S. Government agency securities in the March 2007 quarter for the AFS portfolio, and to the $500 million purchase of investment securities in the September 2007 quarter. The $900 million transaction was intended to replenish scheduled repayments and maturities expected for 2007, and, together with the $500 million transaction, is intended to provide a new source of interest income in accordance with the Group’s strategy in light of current market conditions.
The mortgage loan portfolio totaled $1.017 billion as of September 30, 2007, a 7.9% increase from $942.9 million at December 31, 2006, and a 11.4% increase from $913.3 million a year ago. Mortgage loan production for the nine-month period ended September 30, 2007 totaled $213.0 million, a 45.8% decrease compared to the year ago period. This decrease was due, in part, to a reduction in consumer demand, and the result of tighter credit policy standards adopted by the Group in view of the current economic environment.
Interest Bearing Liabilities
Total deposits amounted to $1.270 billion at September 30, 2007, an increase of 3.0% compared to December 31, 2006. Borrowings at September 30, 2007 totaled $4.221 billion, an increase of 51.7% from December 31, 2006, due to the increased use of repurchase agreements, specifically related to the $1.4 billion increase in investments securities, and also the result of an increase of $165.6 million in FHLB advances during the same period.
Stockholders’ Equity
Stockholders’ equity as of September 30, 2007, was $341.8 million, compared to $336.4 million as of December 31, 2006.
The Group exceeds its regulatory capital requirements, with risk-based capital ratios significantly above regulatory capital adequacy guidelines. At September 30, 2007, Tier 1 Leverage Capital Ratio was 6.79% (1.7 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 17.77% (4.4 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 18.19% (2.3 times the minimum of 8.00%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2007	2006	in %	2007	2006	in BP	2007	2006	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$74,926	$60,865	23.1%	5.59%	5.24%	35	$5,358,037	$4,646,069	15.3%
Tax equivalent adjustment	14,372	13,359	7.6%	1.07%	1.15%	(8)	—	—	—

Interest-earning assets — tax equivalent	89,297	74,224	20.3%	6.66%	6.39%	27	5,358,037	4,646,069	15.3%
Interest-bearing liabilities	55,276	51,912	6.5%	4.40%	4.73%	(33)	5,027,622	4,391,740	14.5%

Tax equivalent net interest income / spread	$34,022	$22,312	52.5%	2.26%	1.66%	60	$330,415	$254,329	29.9%

Tax equivalent interest rate margin				2.53%	1.92%	61

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$52,175	$40,141	30.0%	5.17%	4.56%	61	$4,036,594	$3,518,622	14.7%
Investment management fees	80	(400)	-120.0%	0.01%	-0.05%	6	—	—	—

Total investment securities	52,255	39,741	31.5%	5.18%	4.51%	67	4,036,594	3,518,622	14.7%
Trading securities	4	4	0.0%	1.20%	2.48%	(128)	1,337	646	107.0%
Money market investments	968	301	221.6%	5.84%	8.03%	(219)	66,346	14,992	342.5%

	53,227	40,046	32.9%	5.19%	4.53%	66	4,104,277	3,534,260	16.1%

Loans:
Mortgage	17,389	15,355	13.2%	6.64%	7.23%	(59)	1,048,265	849,201	23.4%
Commercial	3,491	4,408	-20.8%	7.96%	7.86%	10	175,449	224,221	-21.8%
Consumer	819	1,056	-22.4%	10.90%	11.00%	(10)	30,046	38,387	-21.7%

	21,699	20,819	4.2%	6.92%	7.49%	(57)	1,253,760	1,111,809	12.8%

	74,926	60,865	23.1%	5.59%	5.24%	35	5,358,037	4,646,069	15.3%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	35,322	37,955	-6.9%
Now accounts	203	210	-3.1%	1.23%	1.11%	12	66,045	75,330	-12.3%
Savings	3,673	1,717	113.9%	4.40%	3.60%	80	333,652	191,041	74.6%
Certificates of deposit	9,685	10,004	-3.2%	4.67%	4.38%	29	829,263	913,158	-9.2%

	13,561	11,931	13.7%	4.29%	3.92%	37	1,264,282	1,217,484	3.8%

Borrowings:
Repurchase agreements	37,431	38,987	-4.0%	4.39%	5.41%	(102)	3,412,662	2,884,378	18.3%
Interest rate risk management	—	(3,076)	-100.0%	0.00%	-0.43%	43	—	—	—
Financing fees	(25)	124	-120.4%	0.00%	0.02%	(2)	—	—	—

Total repurchase agreements	37,406	36,035	3.8%	4.38%	5.00%	(62)	3,412,662	2,884,378	18.3%
FHLB advances	3,255	2,139	52.2%	4.46%	4.50%	(4)	291,667	190,057	53.5%
Subordinated capital notes	770	1,395	-44.8%	8.80%	7.73%	107	35,000	72,166	-51.5%
Term notes	7	237	-97.1%	2.63%	6.31%	(368)	1,050	15,000	-93.0%
Other borrowings	277	175	58.5%	4.83%	5.52%	(69)	22,961	12,655	81.4%

	41,715	39,981	4.3%	4.43%	5.04%	(61)	3,763,340	3,174,256	18.6%

	55,276	51,912	6.5%	4.40%	4.73%	(33)	5,027,622	4,391,740	14.5%

Net interest income / spread	$19,650	$8,953	119.5%	1.19%	0.51%	68

Interest rate margin				1.46%	0.77%	69

Excess of average interest-earning assets over average interest- bearing liabilities							$330,415	$254,329	29.9%

Average interest-earning assets over average interest- bearing liabilities ratio							106.57%	105.79%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Investments	$7,392	5,789	13,181
Loans	2,457	(1,577)	880

	9,849	4,212	14,061

Interest Expense:
Deposits	$502	1,128	1,630
Repurchase agreements	5,790	(4,419)	1,371
Other borrowings	747	(384)	363

	7,039	(3,675)	3,364

Net Interest Income	$2,810	$7,887	$10,697

TABLE 1A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2007	2006	in %	2007	2006	in BP	2007	2006	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$207,226	$173,752	19.3%	5.56%	5.12%	44	$4,971,009	$4,523,456	9.9%
Tax equivalent adjustment	42,718	40,133	6.4%	1.15%	1.18%	(3)	—	—	—

Interest-earning assets — tax equivalent	249,944	213,885	16.9%	6.71%	6.30%	41	4,971,009	4,523,456	9.9%
Interest-bearing liabilities	156,498	138,877	12.7%	4.46%	4.36%	10	4,677,485	4,243,435	10.2%

Tax equivalent net interest income / spread	$93,446	$75,008	24.6%	2.25%	1.94%	31	$293,525	$280,021	4.8%

Tax equivalent interest rate margin				2.51%	2.21%	30

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$139,244	$117,711	18.3%	5.06%	4.52%	54	$3,667,895	$3,471,217	5.7%
Investment management fees	(210)	(1,114)	-81.1%	-0.01%	-0.04%	3	—	—	—

Total investment securities	139,034	116,597	19.2%	5.05%	4.48%	57	3,667,895	3,471,217	5.7%
Trading securities	18	7	157.1%	2.62%	2.75%	(13)	917	339	170.5%
Money market investments	2,312	1,764	31.1%	5.79%	4.88%	91	53,230	48,160	10.5%

	141,364	118,368	19.4%	5.06%	4.48%	58	3,722,042	3,519,716	5.7%

Loans:
Mortgage	50,604	39,556	27.9%	6.72%	6.93%	(21)	1,004,105	761,287	31.9%
Commercial	12,647	12,706	-0.5%	7.93%	8.27%	(34)	212,744	204,790	3.9%
Consumer	2,611	3,122	-16.4%	10.84%	11.05%	(21)	32,118	37,663	-14.7%

	65,862	55,384	18.9%	7.03%	7.36%	(33)	1,248,967	1,003,740	24.4%

	207,226	173,752	19.3%	5.56%	5.12%	44	4,971,009	4,523,456	9.9%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	35,974	39,951	-10.0%
Now accounts	612	642	-4.7%	1.19%	1.07%	12	68,851	80,161	-14.1%
Savings	9,941	2,989	232.6%	4.26%	2.85%	141	311,285	139,775	122.7%
Certificates of deposit	28,857	29,944	-3.6%	4.60%	4.13%	47	836,680	966,503	-13.4%

	39,410	33,575	17.4%	4.19%	3.65%	54	1,252,790	1,226,390	2.2%

Borrowings:
Repurchase agreements	107,067	99,473	7.6%	4.53%	4.98%	(45)	3,154,369	2,661,782	18.5%
Interest rate risk management	(773)	(6,326)	-87.8%	-0.03%	-0.32%	29	—	—	—
Financing fees	416	378	10.1%	0.02%	0.02%	—	—	—	—

Total repurchase agreements	106,710	93,525	14.1%	4.51%	4.68%	(17)	3,154,369	2,661,782	18.5%
FHLB advances	7,160	6,736	6.3%	4.53%	3.48%	105	210,697	257,787	-18.3%
Subordinated capital notes	2,295	4,036	-43.1%	8.65%	7.46%	119	35,357	72,166	-51.0%
Term notes	201	636	-68.3%	4.98%	5.65%	(67)	5,393	15,000	-64.0%
Other borrowings	723	369	95.9%	5.10%	4.77%	33	18,879	10,310	83.1%

	117,089	105,302	11.2%	4.56%	4.65%	(9)	3,424,695	3,017,045	13.5%

	156,498	138,877	12.7%	4.46%	4.36%	10	4,677,485	4,243,435	10.2%

Net interest income / spread	$50,728	$34,875	45.5%	1.10%	0.76%	34

Interest rate margin				1.36%	1.03%	33

Excess of average interest-earning assets over average interest-bearing liabilities							$293,525	$280,021	4.8%

Average interest-earning assets over average interest-bearing liabilities ratio							106.28%	106.60%

	Volume	Rate	Total

C. CHANGES IN NET INTEREST INCOME DUE TO:

Interest Income:
Investments	$7,685	15,312	22,996
Loans	12,932	(2,453)	10,478

	20,616	12,858	33,474

Interest Expense:
Deposits	$830	5,004	5,834
Repurchase agreements	16,664	(3,479)	13,185
Other borrowings	(3,261)	1,863	(1,398)

	14,233	3,388	17,621

Net Interest Income	$6,383	$9,470	$15,853

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

For the quarter and nine-month period ended September 30, 2007, net interest income amounted to $19.7 million and $50.7 million, respectively, an increase of 119.5% and 45.5% from $9.0 million and $34.9 million in the same periods of the previous year. The increase for the quarter and nine-month period reflects a 23.1% and 19.3% increase in interest income, due to a $9.8 million positive volume variance and a $4.2 million positive rate variance in the quarter ended September 30, 2007, and a $20.6 million positive volume variance and a $12.9 million positive rate variance in the nine-month period ended September 30, 2007. Increases of 6.5% and 12.7% in interest expense for the quarter and nine-month period ended September 30, 2007, were primarily the result of increases of $7.0 million and $14.2 million, respectively, in interest expenses mainly due to higher borrowings volume. Interest rate spread increased 68 basis points to 1.19% for the quarter ended September 30, 2007, from 0.51% in the September 30, 2006 quarter, and 34 basis points to 1.10% basis points for the nine-month period ended September 30, 2007 from 0.76% for the year ago period. These increases reflect the full benefits of the actions taken by the Group to reposition the AFS portfolio and its funding in December 2006 and during 2007.
For the quarter and nine-month period ended September 30, 2007, the average balances of total interest-earnings assets were $5.358 billion and $4.971 billion, respectively, a 15.3% and 9.9% increase from the same periods of the previous year. The increase in the average balance reflects increases of 16.1% to $4.104 billion in the investment portfolio and 12.8% to $1.254 billion in the loans portfolio for the quarter It also reflects an increase of 5.7% to $3.722 billion in the investment portfolio and 24.4% to $1.249 billion in the loans portfolio for the nine-month period. Most of the dollar increase in average loans is the result of a higher average balance on the residential mortgage loan portfolio.
For the quarter and nine-month period ended September 30, 2007, the average yield on interest-earning assets was 5.59% and 5.56%, respectively, compared to 5.24% and 5.12% in the comparable year-ago periods due to higher average yields in the investment portfolio offset by lower yields in the loan portfolio. The investment portfolio yield increased to 5.19% in the quarter ended September 30, 2007, versus 4.53% in the corresponding year ago quarter, and to 5.06% in the nine-month period ended September 30, 2007, versus 4.48% in the corresponding year ago period, due to additions of higher-yielding investments. The increase was a result of the AFS repositioning that occurred in December 2006.
For the quarter and nine-month period ended September 30, 2007, interest expense amounted to $55.3 million and $156.5 million, respectively, an increase of 6.5% from $51.9 million, and of 12.7% from $138.9 million, in the same periods of the previous year, mainly resulting from higher volume.
For the quarter and nine-month period ended September 30, 2007, the cost of deposits increased 37 basis points to 4.29%, and 54 basis points to 4.19%, as compared to the same periods a year ago. The increase reflects higher average rates paid on higher balances. For the quarter and nine-month period ended September 30, 2007, the cost of borrowings decreased 61 basis points to 4.43%, and 9 basis points to 4.56%, respectively, from the same year ago periods.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND NINE-MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

				Nine-Month Period Ended
	Quarter ended September 30,			September 30,
	2007	2006	Variance %	2007	2006	Variance %

Mortgage banking activities	$1,010	$1,122	-10.0%	$1,242	$2,191	-43.3%
Commissions and fees from trust, brokerage and insurance activities	3,737	3,986	-6.2%	12,629	11,303	11.7%
Investment banking revenues	113	592	-80.9%	113	3,153	-96.4%

Non-banking service revenues	4,860	5,700	-14.7%	13,984	16,647	-16.0%

Fees on deposit accounts	1,178	1,328	-11.3%	3,632	4,062	-10.6%
Bank service charges and commissions	556	564	-1.4%	2,043	1,839	11.1%
Other operating revenues	128	133	-3.8%	326	811	-59.8%

Bank service revenues	1,862	2,025	-8.0%	6,001	6,712	-10.6%

Securities available for sale gains	838	2,174	-61.5%	1,205	2,193	-45.1%
Trading net gain	(3)	281	-101.1%	—	303	-100.0%
Derivatives net gain	154	(1,571)	109.8%	8,538	(713)	1297.5%

Securities, derivatives and trading activities	989	884	11.9%	9,743	1,783	446.4%

Income (loss) from investment in limited liability partnership	(355)	928	-138.3%	(279)	658	-142.4%
Income from other investments	(186)	—	-100.0%	515	—	100.0%
Other income	(36)	348	-110.3%	96	558	-82.8%

Other non-interest income (loss)	(577)	1,276	-145.2%	332	1,216	-72.7%

Total non-interest income	$7,134	$9,885	-27.8%	$30,060	$26,358	14.1%

Non-interest income is affected by the amount of securities and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $7.1 million and $30.1 million in the quarter and nine-month periods ended September 30, 2007, a decrease of 27.8% and an increase of 14.1% when compared to $9.9 million and $26.4 million in the same periods of the previous year. Increases in revenues from securities and derivatives activities for the nine-month period ended September 30, 2007 were partially offset by decreases for the quarter and nine-month period ended September 30, 2007, in revenues generated by banking and non-banking activities, and also by losses in the income recognized from an investment in a limited partnership.
Non-banking service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities, is the principal recurring component of non-interest income. For the quarter and nine-month period ended September 30, 2007, revenues from such activities were $4.9 million and $14.0 million, respectively, a decrease of 14.7% from $5.7 million and 16.0% from $16.6 million recorded by the Group for the same periods a year ago. Commissions and fees from trust, brokerage and insurance activities decreased by 6.2% to $3.7 million for the quarter ended September 30, 2007 compared to last year’s quarter, and increased 11.7% to $12.6 million for the nine-month period ended September 30, 2007, from $11.3 million in the same period of the previous year. Revenues from mortgage banking activities for the quarter and nine-month period ended September 30, 2007 were $1.0 million and $1.2 million, respectively, a decrease of 10.0% and 43.3% from $1.1 million and $2.2 million, respectively, for the same period a year ago, mainly the result of reduced mortgage loan production. This decrease was due, in part, to a reduction in consumer demand, and the result of tighter credit policy standards adopted by the Group in view of the current economic environment. Investment banking revenues for the quarter and nine-month period ended September 30, 2007, amounted to $113,000, compared to $592,000 and $3.2 million from the corresponding year-ago periods.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and nine-month period ended September 30, 2007, these revenues were $1.9 million and $6.0 million, respectively, a decrease of 8.0% from $2.0 million, and 10.6% from $6.7 million, for the same period a year ago, reflecting reduced consumer banking activity. Fees on deposit accounts for the quarter and nine-month period ended September 30, 2007 were $1.2 million and $3.6 million, respectively, a decrease of 11.3% from $1.3 million, and 10.6% from $4.1 million, for the same periods a year ago. Bank service charges and commissions for the quarter and nine-month period ended September 30, 2007 were $556,000 and $2.0 million, respectively, leveled from $564,000 from the same year ago quarter, and an increase of 11.1% from $1.8 million for the same nine-month period a year ago, reflecting higher transactional volume in the Bank’s debit and credit card products during 2007.

For the quarter and nine-month period ended September 30, 2007, gains from securities, derivatives and trading activities were $989,000 compared to $884,000, and $9.7 million compared to $1.8 million for the same year-ago periods. Results for the first nine months of 2007 reflect the Group’s previously disclosed net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreements. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreements restructuring, however, significantly reduced the Group’s short-term borrowings during the March 2007 quarter, eliminating the forecasted transactions that the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per basic and fully diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.
TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2007	2006	Variance %	2007	2006	Variance %

Compensation and employee benefits	$7,561	$6,241	21.2%	$21,222	$18,042	17.6%
Occupancy and equipment	3,045	2,867	6.2%	9,381	8,549	9.7%
Professional and service fees	1,543	1,681	-8.2%	5,316	4,906	8.4%
Advertising and business promotion	1,069	950	12.5%	2,980	2,964	0.5%
Loan servicing expenses	349	525	-33.5%	1,412	1,490	-5.2%
Directors and investor relations expenses	308	198	55.6%	1,608	550	192.4%
Taxes, other than payroll and income taxes	607	440	38.0%	1,543	1,613	-4.3%
Electronic banking charges	431	489	-11.9%	1,346	1,451	-7.2%
Clearing and wrap fees expenses	321	312	2.9%	997	1,101	-9.4%
Communications	354	419	-15.5%	1,001	1,261	-20.6%
Insurance	210	220	-4.5%	638	652	-2.1%
Printing, postage, stationery and supplies	177	259	-31.7%	568	803	-29.3%
Other expenses	547	544	0.6%	1,815	1,431	26.8%

Total non-interest expenses	$16,522	$15,145	9.1%	$49,827	$44,813	11.2%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	45.8%	41.2%		42.6%	40.3%

Compensation to total assets	0.52%	0.54%		0.48%	0.52%

Average compensation per employee (annualized)	$59.5	$47.1		$54.8	$45.4

Average number of employees	508	530		516	530

Assets owned per average employee	$11,530	$8,791		$11,351	$8,804

Total work force				514	535

Non-interest expenses for the quarter and nine-month period ended September 30, 2007, were $16.5 million and $49.8 million, respectively, compared to $15.1 million and $44.8 million in the same period a year ago, primarily as a result of higher professional fees, severance payments related to "right sizing" the mortgage business, and lower deferred costs pursuant to SFAS No. 91 (“Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”) due to reduced mortgage loan production, as previously discussed. These results reflect an efficiency ratio of 62.65% for the quarter ended September 30, 2007 compared to 90.81% in the same quarter a year ago, and an efficiency ratio of 70.47% for the nine-month period ended September 30, 2007 compared to 76.95% in the nine-month period ended September 30, 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $412,000 and $10.1 million for the quarter and nine-month period ended September 30, 2007, respectively, and $2.2 million and $3.0 million for the quarter and nine-month period ended September 30, 2006, respectively, because they were considered volatile in nature.
The Group has been successful in limiting expense growth to those areas that directly contribute to increases in efficiency, service quality, and profitability. Non-interest expenses increased 9.1% and 11.2%, respectively, as compared to the quarter and nine-month period ended September 30, 2006, but decreased 5.5% when compared to the June 30, 2007 quarter from $17.5 million, reflecting effective cost control measures implemented by management.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

				Nine-Month Period Ended
	Quarter Ended September 30,		Change in	September 30,		Change in
	2007	2006	%	2007	2006	%
Balance at beginning of period	$8,432	$7,501	12.4%	$8,016	$6,630	20.9%
Provision for loan losses	1,614	870	85.5%	4,064	2,918	39.3%
Net credit losses — see Table 5	(991)	(726)	36.4%	(3,025)	(1,903)	59.0%

Balance at end of period	$9,055	$7,645	18.4%	$9,055	$7,645	18.4%

Selected Data and Ratios:
Outstanding gross loans				$1,206,559	$1,186,096	1.7%

Recoveries to net charge-offs				10.24%	19.80%	-48.3%

Allowance coverage ratio
Total loans				0.75%	0.64%	16.40%

Non-performing loans				14.72%	22.33%	-34.10%

Non-mortgage non-performing loans				316.28%	245.81%	28.70%

TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

				Nine-Month Period Ended
	Quarter Ended September 30,		Change in	September 30,		Change in
	2007	2006	%	2007	2006	%
Mortgage
Charge-offs	$(248)	$(27)	818.5%	$(1,274)	$(405)	214.2%
Recoveries	—	51	—	—	52	—

	(248)	24	-1148.8%	(1,274)	(353)	260.7%

Commercial
Charge-offs	(258)	—	100.0%	(272)	(220)	23.6%
Recoveries	10	16	-37.5%	31	99	-68.7%

	(248)	16	-1650.0%	(241)	(121)	99.2%

Consumer
Charge-offs	(592)	(903)	-34.4%	(1,824)	(1,747)	4.4%
Recoveries	97	136	-28.8%	314	318	-1.4%

	(495)	(766)	-35.4%	(1,510)	(1,429)	5.7%

Net credit losses
Total charge-offs	(1,098)	(930)	18.1%	(3,370)	(2,373)	42.0%
Total recoveries	107	204	-47.5%	345	470	-26.5%

	$(991)	$(726)	36.5%	$(3,025)	$(1,903)	59.0%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.09%	-0.01%		0.06%	0.06%

Commercial	0.57%	-0.03%		0.15%	0.08%

Consumer	6.59%	7.99%		6.27%	5.06%

Total	0.32%	0.26%		0.32%	0.25%

Average loans:
Mortgage	$1,048,265	$849,201	23.4%	$1,004,105	$761,287	31.9%
Commercial	175,449	224,221	-21.8%	212,744	204,790	3.9%
Consumer	30,046	38,387	-21.7%	32,118	37,663	-14.7%

Total	$1,253,760	$1,111,809	12.8%	$1,248,967	$1,003,740	24.4%

(1)	Auualized ratios
TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
(Dollars in thousands)

	September 30,	December 31,	Change in
	2007	2006	%
Allowance for loan losses breakdown:
Mortgage	$5,346	$3,721	43.7%
Commercial	1,877	1,831	2.5%
Consumer	1,599	1,944	-17.8%
Unallocated allowance	234	520	-55.1%

	$9,055	$8,016	13.0%

Allowance composition:
Mortgage	59.0%	46.4%
Commercial	20.7%	22.8%
Consumer	17.7%	24.3%
Unallocated allowance	2.6%	6.5%

	100.0%	100.0%

The provision for loan losses for the quarter and nine-month periods ended September 30, 2007, totaled $1.6 million and $4.1 million, respectively, representing increases of 85.5% and 39.3% from the $870,000 and $2.9 million reported for the same quarter and nine-month periods, respectively, of the previous year. Based on an analysis of the credit quality and composition of the loan portfolio, the Group determined that the provision for the quarter and nine-month period ended September 30, 2007 was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and nine-month periods ended September 30, 2007 increased from $726,000 (0.26% of average loans outstanding) in the quarter ended September 30, 2006, to $991,000 (0.32%) in the same quarter of 2007, and from $1.9 million (0.25% of average loans outstanding) in the first nine months of 2006, to $3.0 million (0.32%) for the same period of 2007. The increases were primarily due to higher net credit losses for mortgage loans and consumer loans. Non-performing loans of $61.5 million as of September 30, 2007 were 79.8% higher than the $34.2 million as of September 30, 2006 (Table 9). The increase in non-performing loans reflects the effects of the current economic slowdown in Puerto Rico.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment, under the provisions of SFAS No. 5, “Accounting for Contingencies”. For the commercial loans portfolio, all loans over $250,000 and over 90-days past due are evaluated for impairment, under the provisions of SFAS No. 5, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. At September 30, 2007, the total investment in impaired loans was $895,000, compared to $2.0 million at December 31, 2006. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group determined that no specific impairment allowance was required for such loans, as the loan collateral fair value exceeds the loan’s book value.
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
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.

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
FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2007	2006	%	2006
Investments:
Mortgage-backed securities	$2,556,353	$1,955,566	30.7%	$1,854,590
U.S. Government and agency obligations	1,588,144	863,019	84.0%	1,140,034
P.R. Government and agency obligations	98,039	100,729	-2.7%	75,855
Other investment securities	144,159	54,315	165.4%	147,812
Short-term investments	5,000	5,000	0.0%	5,000
FHLB stock	21,387	13,607	57.2%	12,847

	4,413,082	2,992,236	47.5%	3,236,138

Loans:
Mortgage	995,466	932,309	6.8%	904,605
Commercial, mainly secured by real estate	159,477	241,702	-34.0%	234,151
Consumer	30,008	35,772	-16.1%	38,758

Loans receivable	1,184,951	1,209,783	-2.1%	1,177,514
Allowance for loan losses	(9,055)	(8,016)	13.0%	(7,645)

Loans receivable, net	1,175,896	1,201,767	-2.2%	1,169,869
Mortgage loans held for sale	21,607	10,603	103.8%	8,582

Total loans receivable, net	1,197,503	1,212,370	-1.2%	1,178,451

Securities sold but not yet delivered	45,866	6,430	613.3%	87,487

Total securities and loans	5,656,451	4,211,036	34.3%	4,502,076

Other assets:
Cash and due from banks	69,885	34,070	105.1%	34,052
Accrued interest receivable	33,162	27,940	18.7%	28,661
Premises and equipment, net	20,124	20,153	-0.1%	19,797
Deferred tax asset, net	14,136	14,150	-0.1%	12,698
Foreclosed real estate	4,349	4,864	-10.6%	3,825
Other assets	59,082	59,773	-1.2%	60,788

Total other assets	200,738	160,950	24.7%	159,821

Total assets	$5,857,189	$4,371,986	34.0%	$4,661,897

Investment portfolio composition:	.
Mortgage-backed securities	57.9%	65.4%		57.3%
U.S. Government and agency obligations	36.0%	28.8%		35.2%
P.R. Government and agency obligations	2.2%	3.4%		2.3%
FHLB stock, short term and other investments	3.9%	2.4%		5.2%

	100.0%	100.0%		100.0%

Loan portfolio composition:
Mortgage	84.0%	77.0%		76.8%
Commercial, mainly secured by real estate	13.5%	20.0%		19.9%
Consumer	2.5%	3.0%		3.3%

	100.0%	100.0%		100.0%

At September 30, 2007, the Group’s total assets amounted to $5.857 billion, an increase of 34.0%, when compared to $4.372 billion at December 31, 2006. Interest-earning assets were $5.656 billion at September 30, 2007, a 34.3% increase compared to $4.211 billion at December 31, 2006.
Investments principally consist of money market instruments, U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At September 30, 2007, the investment portfolio increased 47.5% to $4.413 billion, from $2.992 billion as of December 31, 2006. The increase reflects securities purchased during the first and third quarters of 2007, amounting to approximately $900 million and $500 million, respectively.

At September 30, 2007, the Group’s loan portfolio decreased by 1.2% to $1.198 billion when compared to $1.212 billion at December 31, 2006. Loan production and purchases for the quarter and nine-month period ended September 30, 2007, declined 5.1% and 45.4%, respectively, to $87.1 million and $245.7 million, compared to the quarter and nine-month period ended September 30, 2006.
During the second and third quarters of 2007, the Group entered into several transactions to enhance and simplify the servicing of its mortgage loan portfolio. The first transaction occurred on June 15, 2007, when the Group acquired from Doral Financial Corporation all the servicing rights on the portion of its mortgage loan portfolio that Doral had been servicing. The second transaction took place on July 13, 2007, when the Group unwound certain mortgage related transactions entered in 2004 and 2005 with R-G Premier Bank of Puerto Rico (“R-G Premier”) (these transactions were subsequently reclassified as a single commercial loan) with an unpaid principal balance of $71.4 million as of July 1, 2007. As a result thereof, the Group retained certain mortgage loans with an unpaid principal balance of $26.6 million as of July 1, 2007, R-G Premier substituted certain mortgage loans with an unpaid principal balance of $25.9 million as of such date with mortgage loans selected by the Group that comply with its credit underwriting policies, and the remaining balance of the loans were paid by R-G Premier in cash. The Group reclassified as residential mortgage loans the balance of $52.5 million in loans that it purchased from R-G Premier on a servicing released basis. As a result of these transactions, the Group owns the servicing rights for all its outstanding mortgage.
TABLE 8 — NON-PERFORMING ASSETS
(Dollars in thousands)

	September 30,	December 31,	Change in	September 30,
	2007	2006	%	2006
Non-performing assets:
Non- Accruing Loans	$22,249	$17,845	24.7%	$14,857
Accruing Loans	39,278	20,453	92.0%	19,373

Total Non-performing loans	61,527	38,298	60.7%	34,230
Foreclosed real estate	4,349	4,864	-10.6%	3,852

	$65,876	$43,162	52.6%	$38,082

Non-performing assets to total assets	1.12%	0.99%		0.82%

TABLE 9 — NON-PERFORMING LOANS
(Dollars in thousands)

	September 30,	December 31,	Change in	September 30,
	2007	2006	%	2006
Non-performing loans:
Mortgage	$58,664	$34,404	70.5%	$31,120
Commercial, mainly secured by real estate	2,257	3,167	-28.7%	2,608
Consumer	606	727	-16.6%	502

Total	$61,527	$38,298	60.7%	$34,230

Non-performing loans composition:
Mortgage	95.3%	89.8%		90.9%
Commercial, mainly secured by real estate	3.7%	8.3%		7.6%
Consumer	1.0%	1.9%		1.5%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	5.10%	3.14%	62.42%	2.89%

Total assets	1.05%	0.88%	19.32%	0.73%

Total capital	18.00%	11.38%	58.17%	9.73%

At September 30, 2007, the Group’s non-performing assets totaled $65.9 million (1.12% of total assets) compared to $43.2 million (0.99% of total assets) at December 31, 2006. Foreclosed real estate properties decreased by 10.6% to $4.3 million, when compared to $4.9 million reported as of December 31, 2006.
At September 30, 2007, the allowance for loan losses to non-performing loans coverage ratio was 14.7%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2007, the Group’s non-performing mortgage loans totaled $58.7 million (95.3% of the Group’s non-performing loans), a 70.5% increase from the $34.4 million (89.8% of the Group’s non-performing loans) reported at December 31, 2006. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2007, the Group’s non-performing commercial loans amounted to $2.3 million (3.7% of the Group’s non-performing loans), a 28.7% decrease when compared to non-performing commercial loans of $3.2 million reported at December 31, 2006 (8.3% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2007, the Group’s non-performing consumer loans amounted to $606,000 (1.0% of the Group’s total non-performing loans), which decreased from the $727,000 reported at December 31, 2006 (1.9% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the nine-month period ended September 30, 2007 totaled approximately $2.2 million.
At September 30, 2007, the Group’s total liabilities were $5.515 billion, 36.7% higher than the $4.036 billion reported at December 31, 2006. Deposits and borrowings, the Group’s funding sources, amounted to $5.491 billion at September 30, 2007, an increase of 36.7% when compared to $4.016 billion reported at December 31, 2006. At September 30, 2007, borrowings represented 76.9% of interest-bearing liabilities and deposits represented 23.1%, versus 69.3% and 30.7%, respectively, at December 31, 2006.
Borrowings consist mainly of diversified funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, term notes, and lines of credit. At September 30, 2007, borrowings amounted to $4.221 billion, 51.7% greater than the $2.783 billion at December 31, 2006, mainly due to an increase of 50.2% in repurchase agreements, reflecting the funding needed to finance the Group’s investment and loan portfolio.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances totaled $348.1 million at September 30, 2007, and $182.5 million at December 31, 2006. The Group has the capacity to expand FHLB funding up to a maximum of $462.5 million based on the assets pledged by the Group on the FHLB.
At September 30, 2007, deposits reached $1.270 billion, up 3.0%, compared to the $1.233 billion reported as of December 31, 2006.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2007	2006	%	2006
Deposits:
Non-interest bearing deposits	$43,086	$59,603	-27.7%	$61,305
Now accounts	67,085	72,810	-7.9%	75,413
Savings accounts	338,129	266,181	27.0%	213,042
Certificates of deposit	815,027	829,867	-1.8%	728,849

	1,263,327	1,228,461	2.8%	1,078,609
Accrued interest payable	6,378	4,527	40.9%	214,833

	1,269,705	1,232,988	3.0%	1,293,442

Borrowings:
Repurchase agreements	3,809,709	2,535,923	50.2%	2,692,173
Advances from FHLB	348,114	182,489	90.8%	165,494
Subordinated capital notes	36,083	36,083	—	72,166
Term notes	—	15,000	-100.0%	15,000
Federal funds purchased and other short term borrowings	27,246	13,568	100.8%	45,070

	4,221,152	2,783,063	51.7%	2,989,903

Total deposits and borrowings	5,490,857	4,016,051	36.7%	4,283,345

Securities purchased but not yet received	—	—	100.0%	702
Other liabilities	24,537	19,509	25.8%	26,137

Total liabilities	$5,515,394	$4,035,560	36.7%	$4,310,184

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.4%	4.9%		5.7%
Now accounts	5.3%	5.9%		7.0%
Savings accounts	26.8%	21.7%		19.8%
Certificates of deposit	64.5%	67.6%		67.5%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	90.3%	91.1%		90.0%
Advances from FHLB	8.2%	6.6%		5.5%
Subordinated capital notes	0.9%	1.3%		2.4%
Term notes	—	0.5%		0.5%
Federal funds purchased and other short term borrowings	0.6%	0.5%		1.5%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,809,709	$2,535,923		$2,692,173

Daily average outstanding balance	$3,399,660	$2,627,323		$2,830,769

Maximum outstanding balance at any month-end	$3,809,709	$2,923,796		$2,908,561

Stockholders’ Equity
Stockholders’ equity as of September 30, 2007 was $341.8 million, or $11.35 per share, compared to $336.4 million as of December 31, 2006, or $10.98 per share.
On July 27, 2007, the Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stocks. The shares of common stock so repurchased are to be held by the Group as treasury shares. The new program replaces the Group’s previous stock repurchase program. The new program effectively doubled the funds that were available to repurchase shares under the previous program. During the quarter ended September 30, 2007, the Group repurchased 413,826 common shares at an average price of $9.01 and a total cost of $3.7 million
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2007, the Group’s market capitalization for its outstanding common stock was $274.0 million ($11.36 per share).

On April 25, 2007, the Board of Directors formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the June 27, 2007 annual meeting of stockholders. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. Refer to Note 1 of the accompanying unaudited consolidated financial statements for additional information regarding the Omnibus Plan.
Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.
The following are the consolidated capital ratios of the Group at September 30, 2007 and 2006, and December 31, 2006:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	September 30,	December 31,	Variance	September 30,
	2007	2006	%	2006
Capital data:
Stockholders’ equity	$341,795	$336,426	1.6%	$351,713

Regulatory Capital Ratios data:
Leverage Capital Ratio	6.79%	8.42%	-19.4%	8.96%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$385,661	$372,558	3.5%	$427,401

Minimum Tier 1 Capital Required	$227,342	$176,987	28.5%	$190,804

Tier 1 Risk-Based Capital Ratio	17.77%	21.57%	-17.6%	28.18%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$385,661	$372,558	3.5%	$427,401

Minimum Tier 1 Risk-Based Capital Required	$86,817	$67,830	28.0%	$60,667

Total Risk-Based Capital Ratio	18.19%	22.04%	-17.5%	28.68%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$394,716	$380,574	3.7%	$435,046

Minimum Total Risk-Based Capital Required	$173,634	$135,677	28.0%	$121,351

Stock data:
Outstanding common shares, net of treasury	24,119	24,453	-1.4%	24,510

Book value	$11.35	$10.98	3.4%	$11.58

Market price at end of period	$11.36	$12.95	-12.3%	$11.92

Market capitalization	$273,994	$316,671	-13.5%	$292,164

	September 30,	September 30,	Variance
	2007	2006	%
Common dividend data:
Cash dividends declared	$10,235	$10,322	-0.8%

Cash dividends declared per share	$0.42	$0.42	0.0%

Payout ratio	46.15%	110.53%	-58.2%

Dividend yield	5.02%	4.33%	15.9%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

	PRICE		Cash Dividend
	High	Low	per share
2007
September 30, 2007	11.63	8.57	0.14

June 30, 2007	12.42	10.81	0.14

March 31, 2007	14.04	11.65	0.14

2006
December 31, 2006	13.57	11.47	0.14

September 30, 2006	12.86	11.82	0.14

June 30, 2006	13.99	11.96	0.14

March 31, 2006	14.46	12.41	0.14

2005
December 31, 2005	13.12	10.16	0.14

September 30, 2005	15.98	11.91	0.14

June 30, 2005	23.47	13.66	0.14

March 31, 2005	28.94	22.97	0.14

As of September 30, 2007 and December 31, 2006, the Bank is considered “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be classified as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the following table:

	September 30,	December 31,	Variance
(Dollars in thousands)	2007	2006	%
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.90%	6.43%	-8.2%

Actual Tier 1 Capital	$315,747	$285,323	10.7%

Minimum Capital Requirement (4%)	$214,143	$177,495	20.6%

Minimum to be well capitalized (5%)	$267,679	$222,098	20.5%

Tier 1 Capital to Risk-Weighted Average	17.43%	17.01%	2.5%

Actual Tier 1 Risk-Based Capital	$314,747	$285,323	10.3%

Minimum Capital Requirement (4%)	$72,460	$67,095	8.0%

Minimum to be well capitalized (6%)	$108,690	$100,543	8.1%

Total Capital to Risk-Weighted assets	17.93%	17.49%	2.5%

Actual Total Risk-Based Capital	$324,803	$293,339	10.7%

Minimum Capital Requirement (8%)	$144,920	$134,174	8.0%

Minimum to be well capitalized (10%)	$181,150	$167,651	8.1%

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
The Group may use from time to time various derivative instruments for hedging both credit and market risk. The notional amounts are amounts from which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amount to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controlled the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary. As discussed in Item 2 under overview of Financial Performance, during the December 2006 and March 2007 quarters, the Group restructured a significant part of its repurchase agreements portfolio into longer term structured repurchase agreements, some fixed and others variable, reducing significantly its sensitivity to short-term interest rate repricing.
The Group entered into interest rate swaps and interest rate options in managing its interest rate risk exposure. The swaps were used to convert short-term borrowings into fixed rate liabilities for longer periods and provide protection against increases in short-term interest rates. Under the swap agreements, the Group paid a fixed monthly or quarterly cost and received a floating monthly or quarterly payment based on LIBOR. Floating rate payments received from the swap counterparties correspond to the floating rate payments made on the short-term borrowings thus resulting in a net fixed rate cost to the Group. Please refer to Note 8-Derivatives Activities of the accompanying unaudited consolidated financial statements for more information related to the Group’s swaps, including derivatives used to manage exposure to the stock market on the certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index.
During the quarter and nine-month period ended September 30, 2007, gains of $154,000 and $8.5 million, respectively, were recognized as earnings and reflected as “Derivatives” in the consolidated statements of income, compared to losses of $1.6 million and $713,000 for the same periods in 2006. For the quarter and nine-month period ended September 30, 2006 unrealized gains (losses) of ($18.4 million) and $10.1 million, respectively, on derivatives designated as cash flow hedges were included in other comprehensive income. The Group previously announced a net gain of approximately $11 million from the July 2006 unwinding of interest rate swaps that had been used to hedge rising interest costs of short-term repurchase agreement. This gain was included in other comprehensive income, and was being recognized into earnings as a reduction of interest expense on remaining short-term borrowings. The recent repurchase agreement restructuring, however, significantly reduced the Group’s short-term borrowings during the December 2006 and March 2007 quarters, eliminating the forecasted transactions the swaps were intended to hedge. As a result, Oriental recognized the remaining balance of $8.2 million (equal to $0.33 per basic and fully diluted share) of the gain as non-interest income in the quarter ended March 31, 2007.
At September 30, 2007 and December 31, 2006, the fair value of derivatives recognized as either assets or liabilities in the unaudited consolidated statements of financial condition are as follows: the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $36.7 million and $34.2 million, respectively, are presented as other assets and the options sold to customers embedded in the certificates of deposit represented a liability are recorded as deposits amounting $35.2 million and $32.2 million, respectively.
As a result of the strategic portfolio restructuring that has taken place during the year 2007, the Group is positioned to a stable level of net interest income (“NII”) in both declining and rising interest rate environments, as shown in the following table. As of September 30, 2007, the 12-month forecast indicates the Group’s NII will remain stable regardless of changes in the levels of market interest rates, since most of the interest-earning assets are fix-rate in nature. Also, the cost of most of the borrowings portfolio, which comprises the majority of the Group’s interest-bearing liabilities, has been fixed for the next eighteen months. The hypothetical rate scenarios as of September 30, 2007 and December 31, 2006 consider gradual and parallel changes of plus and minus 200 basis points during a forecasted twelve-month period. If (1) the rates in effect at year-end remain constant, or increase or decrease on instantaneous and sustained changes in the amounts presented for each forecasted period, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

(Dollars in thousands)
Change in	Expected	Amount	Percent
Interest rate	NII	Change	Change
September 30, 2007
Base Scenario
Flat	$111,122

+ 200 Basis points	$111,029	$(93)	-0.08%

- 200 Basis points	$109,684	$(1,438)	-1.29%

December 31, 2006:
Base Scenario
Flat	$47,352

+ 200 Basis points	$30,999	$(16,354)	-34.54%

- 200 Basis points	$66,541	$19,189	40.52%

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
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of September 30, 2007, the Group had approximately $285.4 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by securitizable loan assets. These sources, in addition to the Group’s 6.79% average equity capital base, provide a stable funding base.
In addition to core deposit funding, the Bank also accesses a variety of other short-term and long-term funding sources. Short-term funding sources mainly include securities sold under agreements to repurchase. Borrowing funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. The Group also uses the FHLB as a funding source, issuing notes payable, such as advances, through its FHLB member subsidiary, the Bank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2007, the Group has an additional borrowing capacity with the FHLB of $462.5 million.
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
As of September 30, 2007, the Bank had a line of credit agreement with a financial institution permitting the Bank to borrow a maximum aggregate amount of $15.0 million (no borrowings were made during the nine-month period ended September 30, 2007 under such line of credit). The agreements provide for unsecured advances to be used by the Group on an overnight basis. Interest rates are negotiated at the time of the transaction. The credit agreements are renewable annually.
The Group’s liquidity targets are reviewed monthly by ALCO and are based on the Group’s commitment to make loans and investments and its ability to generate funds.
The principal source of funds for the Group is dividends from the Bank. The ability of the Bank to pay dividends is restricted by regulatory authorities (see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 of the Group’s annual report on Form 10-K for the fiscal year ended December 31, 2006). Primarily, through such dividends the Group meets its cash obligations and pays dividends to its common and preferred stockholders.

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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the nine-month period ended September 30, 2007.
PART — II            OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts, and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”), a stock insurance corporation organized under the laws of the State of Indiana. In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC’s bad faith, capricious, arbitrary, fraudulent and without cause denial of the Group’s claims. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC (“2005 Verdict”). The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account and $7,078,640.60 regarding its bad faith claim. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account. The court decided not to enter a final judgment for the aforementioned awards until a new trial regarding the Cash Accounts claim be held.
On August 14, 2007, a jury rendered a verdict in favor of FIC and against the Group as to POL 3-A, regarding its Cash Accounts (“2007 Verdict”).
Judgment pursuant to the aforementioned 2005 and 2007 verdicts was entered on August 15, 2007. FIC filed a motion to set aside the 2005 Verdict which OFG opposed. The Group filed a motion to set aside the 2007 Verdict which FIC opposed. In addition, the Group filed Motion to Correct Judgment, Bill of Costs and Motion for

Imposition of Attorneys and Experts Costs so as to recover pre and post judgment interest, costs, fees and expenses related to the prosecution of its claims.
The Group has not recognized any income on these claims since the post-trial motions have not been ruled upon yet and appellate rights have not been exhausted. Thus, the amount to be collected cannot be determined at this time.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)	None

b)	Not applicable

c)	Purchases of equity securities by the issuer and affiliated purchasers.
The following table sets forth issuer purchases of equity securities made by the Group during the quarter ended September 30, 2007:

	Total Number of
	Shares Purchased as		Approximate Dollar Value of
	Part of Publicly		Shares that May Yet Be
	Announced Plans or	Average Price Paid	Purchased Under the Plans or
Month	Programs	per Share	Programs
July 2007	130,926	$9.09	$13,810,483
August 2007	282,900	$8.97	$11,273,136
September 2007	—	—	$11,273,136
	413,826	$9.01
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: November 9, 2007
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: November 9, 2007

Norberto González
Executive Vice President and Chief Financial Officer