Form 10-K
period 2007-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2008-03-17
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $267.5 million based upon the reported closing price of $10.91 on the New York Stock Exchange as of June 29, 2007.

As of February 29, 2008, the Group had 24,200,579 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s annual report to shareholders for the year 2007 are incorporated herein by reference in response to Items 5 through 9A of Part II and Item 15(a)(1) of Part IV.

Portions of the Group’s definitive proxy statement relating to the 2007 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2007

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

General

The Group is a publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of financial services through its subsidiaries. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; checking and savings accounts; financial planning, insurance, asset management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Treasury and Financial Services, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 24 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking-financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuing to maintain effective asset-liability management, growing non-interest revenues from banking and financial services, and improving operating efficiencies.

The Group’s strategy involves:

(1) Strengthening its banking-financial services franchise by expanding its ability to attract deposits and build relationships with mid net worth individual customers and professional and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2) Focusing on greater growth in mortgage, commercial and consumer lending; insurance products, trust and wealth management services, which traditionally have been one of the Group’s greatest strengths; and increasing the level of integration in the marketing and delivery of banking and financial services;

(3) To maximize net interest income, the Group matches its portfolio of investment securities with the related funding to better lock-in favorable spreads. To emphasize safety and liquidity, the Group primarily invests in U.S. government agency obligations. The Group plans to continue to build its investments profile, while remaining attentive to market opportunities that could further improve net interest margin.

(4) Opening, expanding or relocating financial centers; improving operating efficiencies; and continuing to maintain effective asset-liability management; and

(5) Implementing a broad ranging effort to instill in employees and make customers aware of the Group’s determination to effectively serve and advise its customer base in a responsive and professional manner.

Together with a highly experienced group of senior and mid level executives, this strategy has generally resulted in sustained growth in the Group’s mortgage, commercial, consumer lending and wealth-management activities, allowing the Group to distinguish itself in a highly competitive industry. The unstable interest rate environment of recent years has validated the strategy’s basic premise for greater revenue diversity, which remains an integral part of the Group’s long-term goal.

While progress is expected to continue, the Group is not immune from general and local financial and economic conditions. However, the Group remains well capitalized, having one of the strongest capital positions in the Puerto Rico banking industry. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

Segment Disclosure

The Group has three reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest spread, loan production, and fees generated.

For detailed information regarding performance of the Group’s operating segments, please refer to Note 17 to the Group’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 24 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and, through its residential mortgage lending division and its mortgage lending subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), capitalizes on its banking network. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”) which is a wholly-owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The IBE subsidiary offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. Another IBE, which operated as a division of the Bank, was liquidated on May 31, 2007, after obtaining the corresponding regulatory approvals.

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

The Group’s mortgage banking activities are conducted through a division of the Bank, and also through Oriental Mortgage. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured, Veterans Administration (“VA”)-guaranteed mortgages, and Rural Housing Service (“RHS”)-guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. In 2006, and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and its mortgage loan portfolio. In January 2008, the Group entered into an exclusive alliance with Primerica Financial Services, Inc. (“Primerica”), a wholly-owned subsidiary of Citigroup, in which the Group is the supplier of a mortgage platform and related services for Primerica in its program to market home loans to its clients in Puerto Rico.

Servicing assets represent the contractual right to service loans for others. Servicing assets are included as part of other assets in the consolidated statements of financial condition. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected.

Servicing assets are initially recognized at fair value. The Group elected the amortization method with periodic testing for impairment.

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

Sale of Loans and Securitization Activities

The Group may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Group is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Group can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Group then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Group with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Group also has the option to sell such loans through the FNMA and FHLMC cash window program.

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists of mortgage-backed securities, collateralized mortgage obligations, both non-agency and those issued by U.S. Government agencies, U.S. Treasury notes, U.S. Government agency bonds, P.R. Government obligations, structured credit investments and money market instruments. Mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC. For more information see Notes 2 and 3 to the accompanying consolidated financial statements.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, and subordinated capital notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Asset and Liability Management Committee (“ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR, and mainland U.S. market interest rates.

Financial Services Activities

Financial services activities are generated by such businesses as securities brokerage, fiduciary services, insurance, and pension administration.

Oriental Financial Services Corp. (“OFSC”) is a Puerto Rico corporation and the Group’s subsidiary engaged in securities brokerage and investment banking activities in accordance with the Group’s strategy of providing fully integrated financial solutions to the Group’s clients. OFSC, a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through National Financial Services, LLC, a clearing agent which carries the accounts of OFSC’s customers on a “fully disclosed” basis.

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

Caribbean Pension Consultants, Inc., a Florida corporation, is the Group’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. As of December 31, 2007, Puerto Rico had 10 commercial banking institutions with a total of approximately $101 billion in assets according to industry statistics published by the FDIC. The Group ranked 8th based on total assets at December 31, 2007. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America.

The Group competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning services at each of its branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.

Regulation and Supervision

General

The Group is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act and the Gramm-Leach-Bliley Act of 1999. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election must be and remain at all times “well capitalized” and “well managed.”

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

The Group and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. OFSC, as a registered broker-dealer, is subject to the supervision, examination and regulation of the FINRA, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers.

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

Since the Group is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Dividend Restrictions

The principal source of funds for the Group is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the Banking Act”), the FDIA and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. For more information see Note 13 to the accompanying consolidated financial statements.

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

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLB serves as a credit facility for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Insurance of Accounts and FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund, and increased the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund. As a result of the merger of the BIF and the SAIF, all insured institutions are subject to the same assessment rate schedule.

Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of the Bank of 5 basis points per $100 of deposits. The Bank had available an FDIC credit of approximately $630,000 which was fully utilized to offset the 2007 assessment. The Bank paid insurance premiums to the FDIC of approximately $154,000 during 2007 after utilizing such credits.

Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities.

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

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to total assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a minimum ratio of Tier 1 Capital to total assets of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines state that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2007, the Group was in compliance with all capital requirements. For more information, please refer to Note 13 to the accompanying consolidated financial statements.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt for all insured depository institutions standards relating to asset quality, earnings and stock valuation that the agency determines to be appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to correct the deficiency and, until it is corrected, may impose other restrictions on the institution, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

The FDIC and the other federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit, underwriting, interest rate exposure, asset growth and employee compensation.

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary engaged in permissible activities, (ii) investing as a limited partner in a partnership, or as a non-controlling interest holder of a limited liability company, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting stock of an insured depository institution owned exclusively by insured depository institutions.

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

The U.S. Treasury Department (“US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. The Group and its subsidiaries, including the Bank, have adopted policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and US Treasury’s regulations.

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

In addition to the establishment of an accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, SOX places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the Audit Committee of the Board of Directors (“Audit Committee”). In addition, SOX makes certain changes to the requirements for partner rotation after a period of time. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief legal officer or to both the company’s chief executive officer and its chief legal officer, and, if any of such officers does not appropriately respond, to report such evidence to the Audit Committee or other similar committee of the Board of Directors (the “Board”) or to the Board itself.

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

SOX also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm to provide an attestation report on the company’s internal control over financial reporting. The Group is required to include in its annual report on Form 10-K an internal control report containing management’s assertions regarding the effectiveness of the Group’s internal control structure and procedures over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; of management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation of it, as of the end of the Group’s most recent fiscal year, including disclosure of any material weaknesses therein; of the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting; and a statement that the Group’s independent registered public accounting firm that audited its financial statements has audited the effectiveness of the Group’s internal control over financial reporting as of December 31, 2007.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Banking Act (the “Banking Act”), which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every year.

The Banking Act requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund is equal to the total paid-in capital on common and preferred stock. As of December 31, 2007, the Bank’s capital reserve fund, which is presented as “Legal surplus” in the accompanying consolidated financial statements, was $40.6 million.

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

The Banking Act further requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, commonwealth and municipal), which are secured by actual collateral.

The Banking Act also requires change of control filings. When any person or entity will own, directly or indirectly, upon consummation of a transfer, 5% or more of the outstanding voting capital stock of a bank, the acquiring parties must inform the OCFI of the details not less than 60 days prior to the date said transfer is to be consummated. The transfer will require the approval of the OCFI if it results in a change of control of the bank. Under the Banking Act, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds such percentage after the transfer.

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount shall include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

Due to the reclassification of certain mortgage loans purchase transactions as a commercial loan to the seller of the mortgage loans (refer to Note 20), at December 31, 2006 the Group had a lending concentration of $76.8 million outstanding to the financial institution from which it had purchased the mortgage loans. The resulting commercial loan was secured by mortgage loans on family residences located in Puerto Rico and the obligations of the borrower under the commercial loan were also secured by a guarantee from its parent company. The reclassification of the mortgage loans purchase transactions as a commercial loan to the seller resulted in the Group booking a loan exceeding the loan to one borrower limits imposed by Puerto Rico banking laws. To address it, the Group requested a waiver from the OCFI and it was issued on May 4, 2006 allowing the Group to retain the commercial loan on its books until paid in full. By an agreement entered into on July 13, 2007, the borrower under the commercial loan and the Group agreed to the repayment of the outstanding principal balance on the commercial loan. In payment of the outstanding principal balance on the commercial loan, the Group (i) retained certain mortgage loans which were part of the collateral for the commercial loan with an outstanding principal balance of $26.6 million; (ii) received from the borrower mortgage loans meeting the Group’s credit underwriting standards with an outstanding principal balance of $25.9 million; and (iii) cash. The Group does not have any lending credit relationship in excess of its lending limit for loans to a single borrower at December 31, 2007.

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

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBE subsidiary has to maintain books and records of all its transactions in the ordinary course of business. It is also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

Employees

At December 31, 2007, the Group had 518 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

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

Puerto Rico’s current economic condition may have an adverse effect on our loan portfolio

Beginning in 2005 and continuing through 2007, a number of key economic indicators suggested that the economy of Puerto Rico was slowing down.

Construction remained weak during 2007, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. During the period from January to November of the calendar year 2007, cement production, a real indicator of construction activity, declined by 11.7% as compared to the same period in 2006. As of September 2007, exports decreased by 11.7%, while imports decreased by 8.9%, a negative trade, which continues since the first negative trade balance of the last decade was registered in November 2006. Tourism activity has also declined during fiscal year 2007. Total hotel registrations for the fiscal year 2007 declined 5.1% as compared to the fiscal year 2006. During 2007, new vehicle sales decreased by 13%, the lowest since 1993. In 2007, average employment declined by 1.27% while the average number of unemployed increased by 3.30%; the unemployment rate increased to 11.2% when compared to the December 2006 unemployment rate of 10.2%.

In general, the Puerto Rico economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction. Increases in oil prices and other consumer goods and services, coupled with a 7% sales tax implemented in October 2006 as part of a government program of tax and fiscal reforms, have also contributed to the general economic slowdown.

Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future economic stability. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.

These economic concerns and uncertainties in the private and public sectors have had an adverse effect in the credit quality of our loan portfolios as delinquency rates have increased in the short-term and may continue to increase until the economy stabilizes. The reduction in consumer spending may continue to impact growth in our other interest and non-interest revenue sources.

A prolonged economic slowdown or a decline in the real estate market could harm the results of our operations

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline, and this trend could also reduce the level of mortgage loans that we may originate in the future and may adversely impact our business. During periods of declining interest rates, such as the one being currently experienced, refinancing activity on mortgage loans has tended to increase. However, due to the general economic slowdown in Puerto Rico and its impact on the value of residential properties, an increase in mortgage refinancing activity has not yet occurred. A recent trend of decreasing values in certain housing segments has been noted. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage portfolio. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price we receive on the sale of such loans, and the value of our mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition.

Financial results are constantly exposed to market risk

Market risk refers to the probability of variations in the net interest income or the market value of assets and liabilities due to interest rate volatility. Despite the varied nature of market risks, the primary source of this risk to us is the impact of changes in interest rates on net interest income.

Net interest income is the difference between the revenue generated on earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates could have a positive effect on net interest income, while a decrease in interest rates could have a negative effect on net interest income.

We are subject to interest rate risk because of the following factors:

•	Assets and liabilities may mature or reprice at different times. For example, if assets reprice slower than liabilities and interest rates are generally rising, earnings may initially decline.

•	Assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition. Also, basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.

•	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.

•	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant impact on mortgage-backed securities and collateralized mortgage obligations, since prepayments could shorten the weighted average life of these portfolios.

•	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.

In limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of investment securities, and enter into derivative contracts, among other alternatives. We may suffer losses or experience lower spreads than anticipated in initial projections as management implement strategies to reduce future interest rate exposure.

A continuing decline in the real estate market in the U.S. mainland and ongoing disruptions in the capital markets may harm our investment securities and wholesale funding portfolios

The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, the sector has been in the midst of a substantial dislocation since early 2007. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality and fair value of our non-agency collateralized mortgage obligations and structured credit investments included as part of our investment securities portfolio.

Our business could be adversely affected if we cannot maintain access to stable funding sources

Our business requires continuous access to various funding sources. While we are able to fund our operations through deposits as well as through advances from the Federal Home Loan Bank of New York and other alternative sources, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements.

While we expect to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

Our decisions regarding credit risk and the allowance for loan losses may materially and adversely affect our business and results of operations

Making loans is an essential element of our business and there is a risk that our loans will not be repaid. The default risk is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We strive to maintain an appropriate allowance for loan losses to provide for probable losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others, as are the size and diversity of individual credits. Our methodology for measuring the adequacy of the allowance relies on several key elements which include a specific allowance for identified problem loans, a general systematic allowance, and an unallocated allowance.

We recorded a provision for loan losses of $6.6 million in 2007 based on our overall evaluation of the risks of our loan portfolio. Although we believe that our allowance for loan losses is currently sufficient given the constant monitoring of the risk inherent in our loan portfolio, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for loan losses would result in a decrease in our net earnings and capital and could hinder our ability to pay dividends.

We are subject to default and other risks in connection with our mortgage loan originations

From the time that we fund the mortgage loans we originate to the time we sell them, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, we incur higher liquidity risk with respect to the non-conforming mortgage loans originated by us, because of the lack of a favorable secondary market in which to sell them.

We are at risk because most of our business is conducted in a geographically concentrated area

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

Competition with other financial institutions could adversely affect our profitability

We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates we pay on deposits or lower the rates we offer on loans which could adversely affect our profitability.

The Group operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations

The Group is subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. Any change in applicable federal or Puerto Rico laws or regulations could have a substantial impact on its operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect the Group’s powers, authority and operations, which could have a material adverse effect on the Group’s financial condition and results of operations. Further, regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power may have a negative impact on the Group.

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

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, mortgage banking, commercial banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns seven branch premises and leases seventeen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2007, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $23.3 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2007, was $12.4 million.

ITEM 3.	LEGAL PROCEEDINGS

On August 14, 1998, as a result of a review of its accounts in connection with the admission by a former Group officer of having embezzled funds and manipulated bank accounts and records, the Group became aware of certain irregularities. The Group notified the appropriate regulatory authorities and commenced an intensive investigation with the assistance of forensic accountants, fraud experts, and legal counsel. The investigation determined losses of $9.6 million, resulting from dishonest and fraudulent acts and omissions involving several former Group employees. These losses were submitted to the Group’s fidelity insurance policy (the “Policy”) issued by Federal Insurance Company, Inc. (“FIC”), a stock insurance corporation organized under the laws of the State of Indiana. In the opinion of the Group’s management, its legal counsel and experts, the losses determined by the investigation were covered by the Policy. However, FIC denied all claims for such losses. On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against FIC for breach of insurance contract, breach of covenant of good faith and fair dealing and damages, seeking payment of the Group’s $9.6 million insurance claim loss and the payment of consequential damages of no less than $13.0 million resulting from FIC’s bad faith, capricious, arbitrary, fraudulent and without cause denial of the Group’s claims. The losses resulting from such dishonest and fraudulent acts and omissions were expensed in prior years. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group and against FIC (“2005 Verdict”). The jury granted the Group $453,219 for fraud and loss documentation in connection with its Accounts Receivable Returned Checks Account and $7,078,640.60 regarding its bad faith claim. However, the jury could not reach a decision on the Group’s claim for $3.4 million in connection with fraud in its Cash Accounts, thus forcing a new trial on this issue. The jury denied the Group’s claim for $5.6 million in connection with fraud in the Mortgage Loans Account. The court decided not to enter a final judgment for the aforementioned awards until a new trial regarding the Cash

Accounts claim be held. On August 14, 2007, a jury rendered a verdict in favor of FIC and against the Group, regarding its Cash Accounts (“2007 Verdict”).

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2007 and 2006, as well as cash dividends declared for such periods are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2007, the Group had approximately 6,760 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if the individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department “Withholding Tax Exemption Certificate for the Purpose of Section 1147” is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to foreign source income, including that arising from dividends from foreign corporations, such as the Group.

Effective April 25, 2007, the Board formally adopted the 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan replaced and superseded the Oriental Financial Group Inc. 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.

The following table shows certain information pertaining to the Omnibus Plan as of December 31, 2007:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	Be Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding those reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by shareholders:
Omnibus Plan	33,000	12.29	478,994(1)

(1)	Excludes 38,006 restricted shares issued.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Group implemented Statement 123(R) as of July 1, 2005. The implementation of this statement had no effect on the consolidated financial results of the Group as of July 1, 2005.

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

Subsequent to the adoption of SFAS 123R, the Group recorded approximately $86,000, $15,000 and $11,000 related to compensation expense for options issued during the years ended December 31, 2007 and 2006, and the six-month period ended December 31, 2005, respectively.

Purchases of equity securities by the issuer and affiliated purchasers

During 2007, the Group repurchased 458,826 shares of its common stock, at an average price of $9.23, for a total of $4.2 million. There were no repurchases during the quarter ended December 31, 2007. On July 27, 2007, the Group’s Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares. The new program substituted the previous program approved on August 30, 2005.

For more information, please refer to Notes 1 and 13 to the accompanying consolidated financial statements incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of such report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.

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

	Year Ended			Six-Month Period
Consolidated Ratios of Earnings to Combined	December 31,			Ended December 31,	Fiscal Year Ended June 30,
Fixed Charges and Preferred Stock Dividends:	2007	2006		2005	2005	2004	2003

Excluding Interest on Deposits	1.22x	(A	)	1.21x	1.66x	2.11x	2.00x
Including Interest on Deposits	1.17x	(A	)	1.16x	1.48x	1.72x	1.6x

(A)	During 2006, earnings were not sufficient to cover preferred dividends, and the ratio was less that 1:1. The Group would have had to generate additional earnings of $10.0 million to achieve a ratio of 1:1 in 2006.

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of December 31, 2007, 2006 and 2005, and June 30, 2005 and 2004, the Group had noncumulative preferred stock issued and outstanding amounting to $68.0 million as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0, under the caption “Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0. The consolidated financial statements of this report set forth the list of all reports required by this item, and they are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, management concluded that the Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

(b)	Management’s Report on Internal Control over Financial Reporting

The Management’s Report on Internal Control over Financial Reporting is incorporated herein by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0.

(c)	Changes in Internal Control over Financial Reporting

As disclosed on our Form 10-K for the year ended December 31, 2006, on Part II Section 9B, the Group entered into a Technology Outsourcing Agreement made as of January 26, 2007, (the “Agreement”) with Metavante Corporation (“Metavante”), for certain technology-related services and software licenses offered by Metavante. The Agreement provides for: (i) the transfer of the Group’s data processing and other information technology services to Metavante’s systems; (ii) technology upgrades, enhancements and software modifications; and (iii) the full integration of certain interfaces between the Group and Metavante, so that the Group is able to receive Metavante’s services in a live operating environment.

Pursuant to this agreement, during the quarter ended December 31, 2007, the Group completed the conversion of its core banking system. As part of the changes resulting from this conversion, under the Group’s agreement with Metavante, during the quarter ended December 31, 2007, several information technology general controls surrounding the core banking system were changed. Pursuant to such agreement, Metavante is responsible for establishing and maintaining an information security program designed to ensure on its premises the security and confidentiality of all data and information of any kind or nature submitted by the Group to Metavante, or received by Metavante on behalf of the Group, in connection with Metavante’s services. Metavante is also responsible for maintaining a disaster recovery and continuity plan in connection with the services provided to the Group. In addition, information technology related controls and some manual application controls also changed to accommodate changes in the processes affected by the new core banking system implementation.

Management assessed the changes in controls following the conversion of the core banking system in our conclusions over internal control over financial reporting detailed on the Management’s Report on Internal Control over Financial Reporting incorporated by reference on this Form 10-K for the year ended December 31, 2007.

Except for the above items, there have not been any other changes in the Group’s internal control over financial reporting (as such term is defined in rules 13a — 15(f) and 15d — 15 (f) under the Exchange Act) during the last quarter of the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference from the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) — Financial Statements

The list of financial statements required by this item is set forth in the financial data index incorporated by reference from portions of the 2007 annual report to shareholders filed as Exhibit 13.0.

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit
No.:	Description of Document:

3 (i)	Amended and Restated Certificate of Incorporation.(1)
3 (ii)	By-Laws.(2)
4.1	Certificate of Designation creating the 7.125% Noncumulative Monthly Income Preferred Stock, Series A(3)
4.2	Certificate of Designation creating the 7.0% Noncumulative Monthly Income Preferred Stock, Series B(4)
10.5	Lease Agreement Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.6	First Amendment to Lease Agreement Dated May 18, 2004, Between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.8	Employment Agreement between Oriental Financial Group Inc. and Jose Rafael Fernández(5)
10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose R. Fernández(5)
10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(5)
10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(5)
10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(6)
10.18	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(7)
10.19	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(8)
10.20	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Julio R. Micheo(9)
10.23	Technology Transfer Agreement between Oriental Financial Group Inc. and Metavante Corporation (10)
10.24	2007 Omnibus Performance Incentive Plan(11)
10.25	Form of qualified stock option award and agreement(12)
10.26	Form of restricted stock award and agreement(13)
12.0	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).
13.0	Portions of the 2007 annual report to shareholders
21.0	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(2)	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on March 3, 2008.

(3)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(4)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(5)	Incorporated herein by reference from Exhibit 10 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(6)	Incorporated herein by reference from Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(7)	Incorporated herein by reference from Exhibit 10.2 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(8)	Incorporated herein by reference from Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(9)	Incorporated herein by reference from Exhibit 10 of the Group’s current report on Form 10-K filed with the SEC on December 15, 2006.

(10)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(11)	Incorporated herein by reference from the Group’s definitive proxy statement for the 2007 annual meeting of stockholders filed with the SEC on May 23, 2007.

(12)	Incorporated herein by reference from Exhibit No. 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(13)	Incorporated herein by reference from Exhibit No. 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Férnandez José Rafael Férnandez, President and Chief Executive Officer	Dated: March 14, 2008

By: /s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José J. Gil de Lamadrid José J. Gil de Lamadrid Chairman of the Board	Dated: March 14, 2008

By: /s/ José Rafael Fernández José Rafael Fernández Director	Dated: March 14, 2008

By: /s/ Maricarmen Aponte Maricarmen Aponte Director	Dated: March 14, 2008

By: /s/ Francisco Arriví Francisco Arriví Director	Dated: March 14, 2008

By: /s/ Dr. Pablo I. Altieri Dr. Pablo I. Altieri Director	Dated: March 14, 2008

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo Director	Dated: March 14, 2008

By: /s/ Nelson García Nelson García Director	Dated: March 14, 2008

By: /s/ Pedro Morazzani Pedro Morazzani Director	Dated: March 14, 2008

By: /s/ Héctor Vázquez Muñiz Héctor Vázquez Muñiz Director	Dated: March 14, 2008