Form 10-Q
period 2008-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2008-05-12
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934
For the transition period from                      to
Commission File Number 001-12647
Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,	IRS Employer Identification No. 66-0538893
Principal Executive Offices:
997 San Roberto Street
Oriental Center 10th Floor
Professional Offices Park
San Juan, Puerto Rico 00926
Telephone Number: (787) 771-6800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
24,289,667 common shares ($1.00 par value per share)
outstanding as of April 30, 2008

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

PART — I            FINANCIAL INFORMATION
ITEM — I            FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2008 AND DECEMBER 31, 2007
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$50,052	$88,983

Investments:

Trading securities, at fair value with amortized cost of $92 (December 31, 2007 - $1,103)	93	1,122

Investment securities available-for-sale, at fair value with amortized cost of $3,497,906 (December 31, 2007 - $3,063,763)
Securities pledged that can be repledged	3,301,880	2,903,078
Other investment securities	163,861	166,204

Total investment securities available-for-sale	3,465,741	3,069,282

Investment securities held-to-maturity, at amortized cost with fair value of $1,263,260 (December 31, 2007 - $1,478,112)
Securities pledged that can be repledged	1,188,029	1,348,159
Other investment securities	89,142	144,728

Total investment securities held-to-maturity	1,277,171	1,492,887

Federal Home Loan Bank (FHLB) stock, at cost	20,658	20,658

Other Investments	150	1,661

Total investments	4,763,813	4,585,610

Securities sold but not yet delivered	26,995	—

Loans:
Mortgage loans held-for-sale, at lower of cost or market	25,577	16,672
Loans receivable, net of allowance for loan losses of $11,092 (December 31, 2007 - $10,161)	1,159,856	1,162,894

Total loans, net	1,185,433	1,179,566

Accrued interest receivable	37,026	52,315
Premises and equipment, net	21,587	21,779
Deferred tax asset, net	12,931	10,362
Foreclosed real estate	4,119	4,207
Investment in equity indexed options	34,475	40,709
Other assets	21,688	16,324

Total assets	$6,158,119	$5,999,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$128,273	$119,152
Savings accounts	453,711	387,790
Certificates of deposit	860,004	739,478

Total deposits	1,441,988	1,246,420

Borrowings:
Federal funds purchased and other short term borrowings	36,517	27,460
Securities sold under agreements to repurchase	3,847,633	3,861,411
Advances from FHLB	331,853	331,898
Subordinated capital notes	36,083	36,083

Total borrowings	4,252,086	4,256,852

Securities purchased but not yet received	101,375	111,431
Accrued expenses and other liabilities	23,912	25,691

Total liabilities	5,819,361	5,640,394

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,732,340 shares issued; 24,285,291 shares outstanding (December 31, 2007 - 25,555,575; 24,120,771)	25,732	25,557
Additional paid-in capital	212,056	210,073
Legal surplus	42,140	40,573
Retained earnings	55,977	45,296
Treasury stock, at cost 1,447,049 shares (December 31, 2007 - 1,436,426 shares)	(17,184)	(17,023)
Accumulated other comprehensive loss, net of tax of $246 (December 31, 2007 - $2,166)	(47,963)	(13,015)

Total stockholders’ equity	338,758	359,461

Commitments and Contingencies

Total liabilities and stockholders’ equity	$6,158,119	$5,999,855

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands, except per share data)

	Quarter ended March 31,
	2008	2007
Interest income:
Loans	$19,828	$21,849
Mortgage-backed securities	39,501	25,498
Investment securities and other	22,772	14,153

Total interest income	82,101	61,500

Interest expense:
Deposits	12,429	12,370
Securities sold under agreements to repurchase	40,240	32,789
Advances from FHLB, term notes and other borrowings	3,821	2,317
Subordinated capital notes	702	758

Total interest expense	57,192	48,234

Net interest income	24,909	13,266
Provision for loan losses	1,650	1,075

Net interest income after provision for loan losses	23,259	12,191

Non-interest income:
Financial service revenues	4,240	4,843
Banking service revenues	1,527	1,874
Investment banking revenues	738	—
Mortgage banking activities	1,006	62
Net gain (loss) on:
Securities available-for-sale	9,297	358
Derivatives	(7,803)	8,418
Other investments	110	(360)
Sale of foreclosed real estate	(250)	37
Other	(1)	19

Total non-interest income, net	8,864	15,251

Non-interest expenses:
Compensation and employees’ benefits	7,715	6,745
Occupancy and equipment	3,287	2,994
Professional and service fees	1,880	1,538
Advertising and business promotion	1,074	793
Directors and investor relations	278	531
Loan servicing expenses	331	523
Taxes, other than payroll and income taxes	611	448
Electronic banking charges	418	458
Clearing and wrap fees expenses	294	253
Communication	325	338
Insurance	602	216
Printing, postage, stationery and supplies	277	202
Other	638	788

Total non-interest expenses	17,730	15,827

Income before income taxes	14,393	11,615
Income tax expense (benefit)	(2,455)	624

Net income	16,848	10,991
Less: Dividends on preferred stock	(1,201)	(1,200)

Income available to common shareholders	$15,647	$9,791

Income per common share:
Basic	$0.65	$0.40

Diluted	$0.64	$0.40

Average common shares outstanding	24,164	24,472
Average potential common shares-options	125	93

Average diluted common shares outstanding	24,289	24,565

Cash dividends per share of common stock	$0.14	$0.14

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter Ended March 31,
CHANGES IN STOCKHOLDERS’ EQUITY:	2008	2007
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,557	25,431
Stock options exercised	175	30

Balance at end of period	25,732	25,461

Additional paid-in capital:
Balance at beginning of period	210,073	209,033
Stock-based compensation expense	73	4
Stock options exercised	1,910	189

Balance at end of period	212,056	209,226

Legal surplus:
Balance at beginning of period	40,573	36,245
Transfer from retained earnings	1,567	1,179

Balance at end of period	42,140	37,424

Retained earnings:
Balance at beginning of period	45,296	26,772
Net income	16,848	10,991
Cash dividends declared on common stock	(3,399)	(3,428)
Cash dividends declared on preferred stock	(1,201)	(1,200)
Transfer to legal surplus	(1,567)	(1,179)

Balance at end of period	55,977	31,956

Treasury stock:
Balance at beginning of period	(17,023)	(12,956)
Stock used to match defined contribution plan 1165(e)	74	108
Stock purchased	(235)	—

Balance at end of period	(17,184)	(12,848)

Accumulated other comprehensive loss, net of tax;
Balance at beginning of period	(13,015)	(16,099)
Other comprehensive loss, net of tax	(34,948)	(4,798)

Balance at end of period	(47,963)	(20,897)

Total stockholders’ equity	$338,758	$338,322

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter Ended March 31,
COMPREHENSIVE INCOME	2008	2007
Net income	$16,848	$10,991

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	(28,063)	4,841
Realized gain on investment securities available-for-sale included in net income	(9,297)	—
Gains on derivatives designated as cash flow hedges included in net income	—	(773)
Gain from termination of cash flow hedging	—	(8,225)
Income tax effect related to unrealized loss (gain) on securities available-for-sale	2,412	(641)

Other comprehensive loss for the period	(34,948)	(4,798)

Comprehensive income (loss)	$(18,100)	$6,193

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarters Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$16,848	$10,991

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	(100)	(285)
Amortization of premiums, net of accretion of discounts	(256)	986
Depreciation and amortization of premises and equipment	1,275	1,393
Deferred income tax benefit	(157)	(53)
Equity in earnings of investment in limited liability partnership	—	892
Provision for loan losses	1,650	1,075
Common stock used to match defined contribution plan 1165(e)	74	108
Stock-based compensation	73	4
(Gain) loss on:
Sale of securities available-for-sale	(9,297)	(358)
Mortgage banking activities	(1,006)	(62)
Derivatives	7,803	(9,052)
Sale of foreclosed real estate	250	(37)
Sale of premises and equipment	1	—
Originations and purchases of loans held-for-sale	(28,142)	(36,766)
Proceeds from sale of loans held-for-sale	7,293	5,227
Net decrease (increase) in:
Trading securities	1,029	(218)
Accrued interest receivable	15,289	(2,542)
Other assets	(5,364)	(3,239)
Net (decrease) in:
Accrued interest on deposits and borrowings	(729)	(2,683)
Other liabilities	(1,740)	(636)

Net cash provided by (used in) operating activities	4,794	(35,255)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(2,389,555)	(900,000)
Other investments	—	(31)
Equity options	(484)	(5,764)
FHLB stock	(4,835)	—
Maturities and redemptions of:
Investment securities available-for-sale	1,227,451	30,160
Investment securities held-to-maturity	215,533	63,663
Other investments	1,511	—
FHLB stock	4,835	(590)
Proceeds from sales of:
Investment securities available-for-sale	713,216	23,031
Foreclosed real estate	969	820
Premises and equipment	14	—
Origination and purchase of loans, excluding loans held-for-sale	(38,097)	(35,515)
Principal repayment of loans	39,158	43,563
Additions to premises and equipment	(1,098)	(1,093)

Net cash used in investing activities	(231,382)	(781,756)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	202,613	104,304
Securities sold under agreements to repurchase	(13,388)	759,788
Federal funds purchased	9,057	(10,429)
Proceeds from:
Advances from FHLB	248,150	1,121,320
Exercise of stock options	2,085	219
Repayments of advances from FHLB	(248,150)	(1,108,220)
Purchase of treasury stock	(235)	—
Termination of derivative instrument	(7,875)	—
Maturity of term note	—	(15,000)
Dividend paid on common and preferred stock	(4,600)	(4,628)

Net cash provided by financing activities	187,657	847,354

Net change in cash and due from banks	(38,931)	30,343
Cash and due from banks at beginning of period	88,983	34,070

Cash and due from banks at end of period	$50,052	$64,413

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$57,921	$45,828

Mortgage loans securitized into mortgage-backed securities	$12,246	$—

Securities sold but not yet delivered	$26,995	$74,289

Securities purchased but not yet received	$101,375	$40,067

Transfer from loans to foreclosed real estate	$1,131	$1,239

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of March 31, 2008, and December 31, 2007, and the consolidated results of operations and cash flows for the quarters ended March 31, 2008 and 2007. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in the Group’s 2007 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”, presently inactive) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 10 to the unconsolidated financial statements presents further information about the operations of the Group’s business segments.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through 24 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. The Group previously had another IBE, which operated as a division of the Bank, and was liquidated on May 31, 2007 after obtaining all the corresponding regulatory approvals.
Oriental Financial Services is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCIF. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
The Group’s mortgage banking activities are conducted through a division of the Bank, and also through its mortgage lending subsidiary, Oriental Mortgage Corporation. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. In 2006, and after FNMA’s approval for the Group to sell FNMA-conforming conventional mortgage loans directly in the secondary market, the Group became an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio.
In January 2008, the Group entered into an exclusive alliance with Primerica Financial Services, Inc., a wholly-owned subsidiary of Citigroup, in which the Group is the supplier of a mortgage platform and related services for Primerica in its program to market home loans to its clients in Puerto Rico.
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
Allowance for Loan Losses
The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on such methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses.
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
Financial Instruments
Certain financial instruments including derivatives, trading securities and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions. For further details regarding the Group’s investment securities and fair value measurements, refer to Note 2 and Note 9, respectively, of the unaudited consolidated financial statements.
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
Income Taxes
In preparing the unconsolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 39% as of March 31, 2008 and 2007, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by OIB.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of March 31, 2008, a valuation allowance of approximately $2.5 million was recorded to offset deferred tax asset that the Group believes it is more likely than not would be realized in future periods.
In addition to valuation allowances, the Group establishes accruals for certain tax contingencies when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s tax contingency accruals are reflected as income tax payable as a component of accrued expenses and other liabilities.
Beginning with the adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007, the Group recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Unrecognized tax benefits are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Prior to the adoption of FIN 48, the Group recognized the effect of income tax positions only if such positions were probable of being sustained.
The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.7 million. The Group classifies unrecognized tax benefits in income taxes payable. No adjustments resulted from the implementation of FIN 48. These gross unrecognized tax benefits would affect the effective tax rate if realized. For the quarter ended March 31, 2008, $2.4 million (including interest and penalties) in unrecognized tax benefits expired due to statute of limitation. There were no new or settled unrecognized tax benefits. The balance of unrecognized tax benefits at March 31, 2008 was $4.0 million (December 31, 2007 — $5.7 million). The tax periods ended June 30, 2004, and 2005, and December 31, 2005 and 2006, remain subject to examination by the Puerto Rico Department of Treasury. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2008.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Group had accrued $1.3 million (March 31, 2008-$1.2 million; December 31, 2007-$1.9 million) for the payment of interest and penalties relating to unrecognized tax benefits.
Equity-Based Compensation Plans
On April 25, 2007, the Board of Directors (the “Board”) formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Group’s stockholders at their annual meeting held on June 27, 2007. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards.
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
The Board’s Compensation Committee (the “Committee”), or such other committee as the Board may designate, has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934. Only the Committee may exercise authority in respect of Awards granted to such participants.
The Omnibus Plan replaced and superseded the Oriental Financial Group Inc. 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.
Effective July 1, 2005, the Group adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. SFAS No. 123R applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.
The following assumptions were used in estimating the fair value of the options granted:

	Quarter Ended
	March 31,
	2008	2007
Weighted Average Assumptions:
Dividend yield	4.40%	4.20%
Expected volatility	31.86%	33.72%
Risk-free interest rate	4.33%	4.33%
Expected life (in years)	8.5	8.5

The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
Recent Accounting Developments:
SFAS No. 157, “Fair Value Measurements”
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application was encouraged, provided that the reporting entity had not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Group adopted the provisions of SFAS No. 157 commencing in the first quarter of 2008. For further details and the effect on the Group’s financial condition, refer to Note 9 of the unaudited consolidated financial statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”
On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings. Adoption of SFAS No. 159 in January 2008 did not have an impact on the Group’s financial statements.
SFAS No. 141R, “Business Combinations”
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The statement will also require all acquisition-related costs to be expensed as they are incurred. SFAS No. 141R is required to be applied to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited.
The Group is currently evaluating the effect, if any, of the adoption of a SFAS No. 141R on its consolidated financial statements, including disclosures.
NOTE 2 — INVESTMENT SECURITIES
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2008, and December 31, 2007, cash equivalents included as part of cash and due from banks amounted to $13.2 million and $66.1 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2008, and December 31, 2007, were as follows:

	March 31, 2008 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Puerto Rico Government and agency obligations	$17,513	$48	$887	$16,674	5.63%
Obligations of US Government sponsored agencies	707,989	16,209	—	724,198	5.64%
Structured credit investments	85,548	—	11,890	73,658	4.65%

Total investment securities	811,050	16,257	12,777	814,530

FNMA and FHLMC certificates	1,583,767	20,925	943	1,603,749	5.68%
GNMA certificates	51,562	1,162	55	52,669	5.66%
Non-agency collateralized mortgage obligations (CMOs)	714,807	—	45,291	669,516	5.58%
CMOs issued by US Government sponsored agencies	336,720	40	11,483	325,277	5.35%

Total mortgage-backed-securities and CMOs	2,686,856	22,127	57,772	2,651,211

Total securities available-for-sale	3,497,906	38,384	70,549	3,465,741	5.60%

Held-to-maturity
Puerto Rico Government and agency obligations	55,205	—	3,797	51,408	5.29%
Obligations of US Government sponsored agencies	231,354	3,313	—	234,667	4.81%
Structured credit investments	96,171	—	27,552	68,619	5.08%

Total investment securities	382,730	3,313	31,349	354,694

FNMA and FHLMC certificates	606,259	8,982	922	614,319	5.05%
GNMA certificates	156,289	2,863	529	158,623	5.34%
CMOs issued by US Government sponsored agencies	131,893	3,761	30	135,624	5.15%

Total mortgage-backed-securities and CMOs	894,441	15,606	1,481	908,566

Total securities held-to-maturity	1,277,171	18,919	32,830	1,263,260	5.06%

Total	$4,775,077	$57,303	$103,379	$4,729,001	5.45%

	December 31, 2007 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Puerto Rico Government and agency obligations	$18,331	$63	$937	$17,457	5.69%
Obligations of US Government sponsored agencies	1,279,977	14,933	—	1,294,910	5.91%
Structured credit investments	85,548	—	7,188	78,360	5.46%

Total investment securities	1,383,856	14,996	8,125	1,390,727

FNMA and FHLMC certificates	998,008	10,681	223	1,008,466	5.85%
GNMA certificates	48,907	869	216	49,560	5.69%
Non-agency collateralized mortgage obligations (CMOs)	632,992	42	12,505	620,529	5.49%

Total mortgage-backed-securities and CMOs	1,679,907	11,592	12,944	1,678,555

Total securities available-for-sale	3,063,763	26,588	21,069	3,069,282	5.78%

Held-to-maturity
Puerto Rico Government and agency obligations	55,206	—	3,781	51,425	5.29%
Obligations of US Government sponsored agencies	418,731	902	1,980	417,653	4.92%
Structured credit investments	96,171	—	11,949	84,222	6.69%

Total investment securities	570,108	902	17,710	553,300

FNMA and FHLMC certificates	624,267	4,331	3,560	625,038	5.03%
GNMA certificates	161,647	1,504	1,204	161,947	5.36%
CMOs issued by US Government sponsored agencies	136,865	1,489	527	137,827	5.14%

Total mortgage-backed-securities and CMOs	922,779	7,324	5,291	924,812

Total securities held-to-maturity	1,492,887	8,226	23,001	1,478,112	5.16%

Total	$4,556,650	$34,814	$44,070	$4,547,394	5.58%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at March 31, 2008, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities
Due within 1 year	$7,998	$7,998	$—	$—
Due after 1 to 5 years	—	—	125,000	128,106
Due after 5 to 10 years	348,700	345,710	66,500	50,832
Due after 10 years	454,352	460,822	191,230	175,756

	811,050	814,530	382,730	354,694

Mortgage-backed securities
Due within 1 year	52	54	—	—
Due after 1 to 5 years	685	717	—	—
Due after 5 to 10 years	—	—	9,002	9,055
Due after 10 years	2,686,119	2,650,440	885,439	899,511

	2,686,856	2,651,211	894,441	908,566

	$3,497,906	$3,465,741	$1,277,171	$1,263,260

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
Proceeds from the sale of investment securities available-for-sale during the periods ended March 31, 2008, and March 31, 2007, totaled $713.2 million and $23.0 million, respectively. Realized gains on those sales during the periods ended March 31, 2008 and 2007, were $9.3 million and $358,000, respectively.
The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008, and December 31, 2007.

March 31, 2008
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$7,998	$—	$7,998
Mortgage-backed securities and CMOs	657,093	14,608	642,485
Structured credit investments	85,548	11,890	73,658

	750,639	26,498	724,141

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	16,166	887	15,279
Mortgage-backed securities and CMOs	616,321	43,164	573,157

	632,487	44,051	588,436

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	7,998	—	7,998
Puerto Rico government and agency obligations	16,166	887	15,279
Mortgage-backed securities and CMOs	1,273,414	57,772	1,215,642
Structured credit investments	85,548	11,890	73,658

	$1,383,126	$70,549	$1,312,577

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	$4,236	$47	$4,189
Mortgage-backed securities and CMOs	118,200	286	117,914
Structured credit investments	96,171	27,552	68,619

	218,607	27,885	190,722

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	50,969	3,750	47,219
Mortgage-backed securities and CMOs	88,976	1,195	87,781

	139,945	4,945	135,000

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	55,205	3,797	51,408
Mortgage-backed securities and CMOs	207,176	1,481	205,695
Structured credit investments	96,171	27,552	68,619

	$358,552	$32,830	$325,722

December 31, 2007
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	$1,996	$325	$1,671
Mortgage-backed-securities and CMOs	118,616	336	118,280
Structured credit investments	85,548	7,188	78,360

	206,160	7,849	198,311

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	14,152	612	13,540
Mortgage-backed-securities and CMOs	634,910	12,608	622,302

	649,062	13,220	635,842

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	16,148	937	15,211
Mortgage-backed-securities and CMOs	753,526	12,944	740,582
Structured credit investments	85,548	7,188	78,360

	$855,222	$21,069	$834,153

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	$4,238	$54	$4,184
Mortgage-backed-securities and CMOs	18,403	129	18,274
Structured credit investments	96,171	11,949	84,222

	118,812	12,132	106,680

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of US Government sponsored agencies	124,998	1,980	123,018
Puerto Rico Government and agency obligations	50,968	3,727	47,241
Mortgage-backed-securities and CMOs	373,122	5,162	367,960

	549,088	10,869	538,219

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of US Government sponsored agencies	124,998	1,980	123,018
Puerto Rico Government and agency obligations	55,206	3,781	51,425
Mortgage-backed-securities and CMOs	391,525	5,291	386,234
Structured credit investments	96,171	11,949	84,222

	$667,900	$23,001	$644,899

At March 31, 2008, mortgage-backed securities include approximately $714.8 million in non-agency collateralized mortgage obligations with unrealized losses of $45.3 million in the Group’s available-for-sale investment securities portfolio. These obligations are collateralized by pools of mortgage loans originated in the U.S., and are senior classes having subordination of losses ranging from 3.7% to 16.3%, which provide the capacity to absorb estimated collateral losses. These issues are rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s, including one issue that is backed by Alternative-A (Alt-A) loan collateral originated in 2006.
At March 31, 2008, the investment securities portfolio includes structured credit investments issued by U.S. institutions with balances of $85.5 million in the available-for-sale portfolio, and $96.2 million in the held-to-maturity portfolio, with unrealized losses of approximately $11.9 million and $27.6 million, respectively. The unrealized loss position is a reflection of the credit markets’ recent activity, with credit spreads widening significantly. The underlying collateral on the structures that the Group owns has performed adequately, with no defaults to date, and none of the structured credit investments has been downgraded.

Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments. The Group is closely monitoring these securities for any decline in value that the Group’s management many consider to be other-than-temporary.
All other securities in an unrealized loss position at March 31, 2008, are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. The Group’s management believes that the unrealized losses of such other securities at March 31, 2008, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2008, and December 31, 2007, was as follows:

	(In thousands)
	March 31, 2008	December 31, 2007
Loans secured by real estate:
Residential mortgage loans	$961,815	$960,704
Home equity loans, secured personal loans and others	27,469	28,783
Commercial	138,508	135,070
Deferred loan fees, net	(2,893)	(2,887)

	1,124,899	1,121,670

Other loans:
Commercial	18,000	22,128
Personal consumer loans and credit lines	28,178	29,245
Deferred loan fees, net	(129)	12

	46,049	51,385

Loans receivable	1,170,948	1,173,055
Allowance for loan losses	(11,092)	(10,161)

Loans receivable, net	1,159,856	1,162,894
Mortgage loans held-for-sale	25,577	16,672

Total loans, net	$1,185,433	$1,179,566

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters ended March 31, 2008.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At March 31, 2008, and December 31, 2007, the total balance of impaired loans was $1.6 million and $1.1 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group’s management determined that impaired loans did not require a valuation allowance in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan”.

NOTE 4 — PLEDGED ASSETS
At March 31, 2008, residential mortgage loans amounting to $457.3 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $4.181 billion, $130.1 million, and $79.8 million at March 31, 2008, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $120,000 at March 31, 2008, were pledged to the Puerto Rico Treasury Department.
As of March 31, 2008, investment securities available-for-sale and held-to-maturity not pledged amounted to $163.9 million and $89.1 million, respectively. As of March 31, 2008, mortgage loans not pledged amounted to $554.7 million.
NOTE 5 — OTHER ASSETS
Other assets at March 31, 2008, and December 31, 2007 include the following:

	(In thousands)
	March 31, 2008	December 31, 2007
Prepaid expenses	$4,532	$2,714
Servicing asset	2,819	2,526
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Deferred charges	901	910
Accounts receivable and other assets	10,344	7,082

	$21,688	$16,324

NOTE 6 — SUBORDINATED CAPITAL NOTES
Subordinated capital notes amounted to $36.1 million at March 31, 2008, and December 31, 2007.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (5.75% at March 31, 2008; 7.94% at December 31, 2007), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years (September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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

NOTE 7 — OTHER BORROWINGS
At March 31, 2008, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase, excluding accrued interest in the amount of $11.0 million at March 31, 2008, mature as follows:

(In thousands)
Balance
Due within 30 days	$86,635
Due after 3 to 5 years	1,900,000
Due after 5 to 10 years	1,850,000

$3,836,635

During the fourth quarter of 2006 and throughout 2007, the Group restructured most of its short-term repurchase agreements portfolio into longer-term, structured repurchase agreements. The terms of these structured positions range between three and ten years, and the counterparts have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $10.9 million, at March 31, 2008:

(In thousands)
	Weighted-				Months to
Borrowing	Average	Settlement		Next Put	Next Put
Balance	Coupon	Date	Maturity Date	Date	Date
$450,000,000	4.34%	12/28/2006	12/28/2011	12/28/2008	9
450,000,000	4.22%	12/28/2006	12/28/2011	6/28/2008	3
500,000,000	4.42%	03/02/2007	03/02/2017	3/2/2009	11
250,000,000	4.19%	03/02/2007	03/02/2017	3/2/2009	11
150,000,000	4.31%	03/06/2007	12/06/2012	12/7/2009	20
900,000,000	3.71%	03/06/2007	06/06/2017	3/6/2009	11
350,000,000	4.26%	05/09/2007	05/09/2012	5/9/2008	1
100,000,000	3.71%	06/06/2007	03/06/2017	3/6/2009	11
100,000,000	4.67%	07/27/2007	07/27/2014	1/27/2010	22
100,000,000	4.39%	08/14/2007	08/16/2010	5/14/2008	1
100,000,000	4.50%	08/14/2007	08/14/2012	8/14/2009	16
300,000,000	4.47%	09/13/2007	09/13/2012	9/13/2009	17

$3,750,000,000	4.17%

At March 31, 2008, the advances from the FHLB, excluding accrued interest in the amount of $1.9 million, mature as follows:

(In thousands)
Balance
Due after 90 days to 1 year	$50,000
Due after 3 to 5 years	225,000
Due after 5 to 10 years	55,000

$330,000

During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2008:

(In thousands)
	Weighted-				Months to
Borrowing	Average	Settlement		Next Put	Next Put
Balance	Coupon	Date	Maturity Date	Date	Date
$25,000,000	4.37%	05/04/2007	05/04/2012	5/5/2008	1
25,000,000	4.20%	05/08/2007	05/08/2014	5/8/2008	1
30,000,000	4.22%	05/11/2007	05/11/2014	5/13/2008	1
25,000,000	4.57%	07/24/2007	07/24/2012	4/24/2008	1
25,000,000	4.26%	07/30/2007	07/30/2012	4/30/2008	1
50,000,000	4.33%	08/10/2007	08/10/2012	8/10/2008	4
100,000,000	4.09%	08/16/2007	08/16/2012	8/16/2008	5

$280,000,000	4.24%

NOTE 8 — DERIVATIVE ACTIVITIES
The Group may use various derivative instruments as part of its asset and liability management. These transactions involve both credit and market risks. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.
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
During the quarter ended March 31, 2008, losses of $7.8 million were recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income. This was mainly due to an interest-rate swap contract that the Group entered into to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was subsequently terminated in January 2008, resulting in a loss to the Group of approximately $7.9 million. For the quarter ended March 31, 2007, gains of $8.4 million were recognized as earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, which included an $8.2 million gain from the elimination of forecasted transactions on interest rate swaps unwound in 2006.
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
There were no derivatives designated as a hedge as of March 31, 2008, and December 31, 2007. Derivatives not designated as a hedge, consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $154,600,000 and $152,530,000 as of March 31, 2008, and December 31, 2007, respectively; embedded options on stock indexed deposits with notional amounts of $146,878,000 and $147,073,000 as of March 31, 2008, and December 31, 2007, respectively.
At March 31, 2008, and December 31, 2007, the purchased options used to manage the exposure to the stock market on stock indexed deposits amounted to $34.5 million and $40.7 million, respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $32.8 million and $38.8 million, respectively.
NOTE 9 — FAIR VALUE
As discussed in Note 1, effective January 1, 2008, the Group adopted SFAS 157, which provides a framework for measuring fair value under GAAP.
Fair Value Measurement
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 - Level 1 asset and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.
The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair values is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument.
Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	March 31, 2008
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3
Investment securities available- for-sale	$—	$3,392,083	$73,658
Derivative asset	—	—	34,475
Derivative liability	—	—	(32,806)

	$—	$3,392,083	$75,327

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

	Total Fair Value Measurements
Level 3 Instruments Only	(Quarter ended March 31, 2008)
	Investment
	securities available-	Derivative	Derivative
(In thousands)	for-sale	asset	liability
Beginning balance	$78,360	$40,709	$(38,793)
Total gains (losses) (realized/unrealized):
Included in earnings	—	(3,161)	3,233
Included in other comprehensive income	(4,702)	—	—
New instruments acquired	—	810	(803)
Principal repayment and amortization	—	(3,883)	3,557
Transfers in and/or out of Level 3	—	—	—

Ending balance	$73,658	$34,475	$(32,806)

NOTE 10 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments: Banking, Treasury, and Financial Services. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production and fees generated. In March 2008, management decided to reclassify and present investment banking revenues in the Financial Services segment, rather than in the Treasury segment. This reclassification was retroactively presented in the table below.
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio, and Oriental Mortgage Corporation, the Bank’s mortgage lending subsidiary. As part of its mortgage banking activities, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.
The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings.
Financial services is comprised of the Bank’s trust division (Oriental Trust), the broker-dealer subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment brokerage services, insurance sales, investment banking, corporate and individual trust and retirement services, as well as pension plan administration services.

Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2008 and 2007:

	Unaudited (In thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

Quarter ended March 31, 2008
Interest income	$19,824	$62,241	$36	$82,101	$—	$82,101
Interest expense	(9,684)	(47,508)	—	(57,192)	—	(57,192)

Net interest income	10,140	14,733	36	24,909	—	24,909
Non-interest income	2,634	1,275	4,955	8,864	—	8,864
Non-interest expenses	(13,579)	(1,066)	(3,085)	(17,730)	—	(17,730)
Intersegment revenue	940	—	—	940	(940)	—
Intersegment expense	—	(192)	(748)	(940)	940	—
Provision for loan losses	(1,650)	—	—	(1,650)	—	(1,650)

Income (loss) before income taxes	$(1,515)	$14,750	$1,158	$14,393	$—	$14,393

Total assets at March 31, 2008	$1,596,169	$4,886,132	$11,769	$6,494,070	$(335,951)	$6,158,119

Quarter ended March 31, 2007
Interest income	$22,344	$39,083	$73	$61,500	$—	$61,500
Interest expense	(7,303)	(40,931)	—	(48,234)	—	(48,234)

Net interest income	15,041	(1,848)	73	13,266	—	13,266
Non-interest income	1,397	8,952	4,902	15,251	—	15,251
Non-interest expenses	(12,051)	(731)	(3,045)	(15,827)	—	(15,827)
Intersegment revenue	948	—	—	948	(948)	—
Intersegment expense	—	(146)	(802)	(948)	948	—
Provision for loan losses	(1,075)	—	—	(1,075)	—	(1,075)

Income before income taxes	$4,260	$6,227	$1,128	$11,615	$—	$11,615

Total assets at March 31, 2007	$1,696,048	$3,901,554	$12,883	$5,610,485	$(318,432)	$5,292,053

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands, except per share data)

	Quarter ended March 31,
	2008	2007	Variance %
EARNINGS DATA:

Interest income	$82,101	$61,500	33.5%
Interest expense	57,192	48,234	18.6%

Net interest income	24,909	13,266	87.8%
Provision for loan losses	1,650	1,075	53.5%

Net interest income after provision for loan losses	23,259	12,191	90.8%
Non-interest income	8,864	15,251	-41.9%
Non-interest expenses	17,730	15,827	12.0%

Income before taxes	14,393	11,615	23.9%
Income tax expense (benefit)	(2,455)	624	-493.4%

Net Income	16,848	10,991	53.3%
Less: dividends on preferred stock	(1,201)	(1,200)	0.1%

Net income available to common shareholders	$15,647	$9,791	59.8%

PER SHARE DATA:

Basic	$0.65	$0.40	62.5%

Diluted	$0.64	$0.40	60.0%

Average common shares outstanding	24,164	24,472	-1.3%
Average potential common share-options	125	93	34.4%

Average shares and shares equivalents	24,289	24,565	-1.1%

Book value per common share	$11.15	$11.04	1.0%

Market price at end of period	$19.71	$11.78	67.3%

Cash dividends declared per common share	$0.14	$0.14	0.0%

Cash dividends declared on common share	$3,399	$3,427	-0.8%

Return on average assets (ROA)	1.06%	1.01%	5.0%

Return on average common equity (ROE)	20.63%	14.54%	41.9%

Equity-to-assets ratio	5.50%	6.39%	-13.9%

Efficiency ratio	54.69%	78.95%	-30.7%

Expense ratio	0.69%	0.86%	-19.8%

Interest rate spread	1.34%	0.89%	50.6%

Interest rate margin	1.68%	1.18%	42.4%

Number of financial centers	24	25	-4.0%

	March 31,	December 31,
	2008	2007	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:
(In thousands)

Investments and loans
Investments securities	$4,763,813	$4,585,610	3.9%
Loans and leases (including loans held-for-sale), net	1,185,433	1,179,566	0.5%
Securities sold but not yet delivered	26,995	—	100.0%

	$5,976,241	$5,765,176	3.7%

Deposits and Borrowings
Deposits	$1,441,988	$1,246,420	15.7%
Repurchase agreements	3,847,633	3,861,411	-0.4%
Other borrowings	404,453	395,441	2.3%
Securities purchased but not yet received	101,375	111,431	-9.0%

	$5,795,449	$5,614,703	3.2%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	270,758	291,461	-7.1%

	$338,758	$359,461	-5.8%

Capital ratios
Leverage capital	6.67%	6.69%	-0.3%

Tier 1 risk-based capital	17.02%	18.59%	-8.5%

Total risk-based capital	17.49%	19.06%	-8.2%

Trust assets managed	$1,927,638	$1,962,226	-1.8%
Broker-dealer assets gathered	1,290,973	1,281,168	0.8%

Assets managed	3,218,611	3,243,394	-0.8%
Assets owned	6,158,119	5,999,855	2.6%

Total financial assets managed and owned	$9,376,730	$9,243,249	1.4%

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
During the quarter ended March 31, 2008, the strategies in place enabled the Group to continue to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights of the quarter include a reduction in net credit losses, continued success in improving loan production, ongoing expansion of the net interest margin, and a significant increase in customer deposits.
Lending
One of the Group’s key strategies, which has proven successful, was adopting conservative lending policies starting several years ago in light of weakening economic conditions in Puerto Rico. As a result, in the quarter ended March 31, 2008, net credit losses declined 47.8% from the quarter ended December 31, 2007 and 31.1% from the quarter ended March 31, 2007. Non-performing loans increased by only $3.0 million for the December 2007 quarter, the smallest increase during the last six quarters.
The Banking-Financial Services Franchise
The second core strategy has been growing the Group’s franchise with the objective of integrating the delivery of banking and financial services to mid and high net-worth clients, and building recurring non-interest income. In the quarter ended March 31, 2008, the Group recorded total banking and financial service revenues of $6.8 million, excluding investment banking, which are level when compared to the corresponding 2007 quarter, but below the

$7.7 million recorded in the December 2007 quarter. These strategies are part of a long term program that might not always result in progressive year over year or sequential quarter increases, but that is producing positive results and value over time. At the same time, in the quarter ended March 31, 2008, the Group’s marketing activities produced $107.0 million in retail deposits, raising total retail deposits to a record $1.2 billion, an increase of 22.0% year over year and 10.1% quarter over quarter. During the first quarter of 2008, the Group added $9.1 million in demand deposits, $38.8 million in retail certificates of deposit, and $65.9 million in savings accounts, despite the lowering of interest rates.
Investment Securities Portfolio
A third major strategy involved repositioning the Group’s investment portfolio in late 2006, and its related funding in early 2007 to improve net interest margin. As a direct consequence, along with asset growth, net interest income for the first quarter of 2008 totaled $24.9 million, an increase of 87.8% compared with the first quarter of 2007, and the net interest margin expanded to 1.68% versus 1.18% in the year-ago quarter, the fifth consecutive quarter in which the net interest margin has improved.
Income Available to Common Shareholders
For the quarter ended March 31, 2008, the Group’s income available to common shareholders totaled $15.6 million, compared to $9.8 million in the comparable year-ago quarter. Earnings per basic and fully diluted common share were $0.65 and $0.64, respectively, for the quarter ended March 31, 2008, compared to $0.40 per basic and fully diluted common share in the same year-ago quarter.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter ended March 31, 2008, was 20.63%, which represents an increase of 41.9%, from 14.54% for the quarter ended March 31, 2007. Return on average assets (ROA) for the quarter ended March 31, 2008, was 1.06%, representing an increase of 5.0% from 1.01%, for the same year-ago quarter.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 90.8% for the quarter ended March 31, 2008, totaling $23.3 million, compared with $12.2 million for the same period last year. The increase of 33.5% in interest income for the quarter ended March 31, 2008, totaling $82.1 million, compared with $61.5 million, for the same period last year was mainly due to higher loan and investment securities volumes and higher average yields. Interest expense increased by 18.6% for the quarter ended March 31, 2008, as compared to same period last year, primarily due to higher average balances in the deposits and borrowings portfolios. Net interest margin for the quarter ended March 31, 2008, was 1.68%, compared to 1.18% for the same period last year.
Non-Interest Income
Total non-interest income was $8.9 million for the quarter ended March 31, 2008, representing a decrease of 41.9% when compared to the corresponding year-ago quarter. Total banking and financial services revenues of $7.5 million for the quarter ended March 31, 2008, increased 10.8% compared to the same period last year. Securities, derivatives and trading activities revenues for the quarter ended March 31, 2008 amounted to $1.5 million, compared to $8.8 million for the same year-ago quarter, mainly due to a gain of $8.2 million that resulted from the elimination of forecasted transactions on the cash flow hedges of interest rate swaps contracts that were terminated in July and December 2006.
Non-Interest Expenses
Non-interest expenses totaled $17.7 million for the quarter ended March 31, 2008, compared to $15.8 million in the same period last year, primarily as a result of higher insurance, professional fees and compensation expense.
Income Tax Expense
The income tax benefit was $2.5 million for the quarter ended March 31, 2008, compared to an expense $624,000 for the same period last year, mainly due to the expiration of certain tax contingencies and the reassessment of the valuation allowance for the deferred tax asset.

Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At March 31, 2008, total financial assets reached $9.377 billion, compared to $9.243 billion at December 31, 2007, a 1.4% increase. When compared to December 31, 2007, there was 2.6% increase in assets owned as of March 31, 2008, , while assets managed by the trust division and the broker-dealer subsidiary remained leveled at $3.2 billion. Owned assets are approximately 95% owned by the Group’s banking subsidiary and its IBE subsidiary.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2008, total assets managed by the Group’s trust division and CPC amounted to $1.928 billion, compared to $1.962 billion at December 31, 2007. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2008, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.291 billion, compared to $1.281 billion at December 31, 2007.
Interest Earning Assets
The investment portfolio amounted to $4.764 billion at March 31, 2008, a 3.9% increase compared to $4.586 billion at December 31, 2007, while the loan portfolio slightly increased 0.5% to $1.185 billion at March 31, 2008, compared to $1.180 billion at December 31, 2007.
The mortgage loan portfolio totaled $1.012 billion at March 31, 2008, a 4.12% increase from $971.8 million at March 31, 2007, and an increase of 0.87%, from $1.003 million at December 31, 2007. Mortgage loan production for the quarter ended March 31, 2008, totaled $49.3 million, which represents an 11.2% decrease compared to the same period last year. This decrease was due, in part, to a reduction in consumer demand, and the result of tighter underwriting standards adopted by the Group in view of the economic environment affecting this type of product.
Interest Bearing Liabilities
Total deposits amounted to $1.442 billion at March 31, 2008, an increase of 15.7% compared to $1.246 billion at December 31, 2007, primarily due to increased retail certificate of deposit and savings accounts.
Stockholders’ Equity
Stockholders’ equity at March 31, 2008, was $338.8 million, compared to $359.5 million at December 31, 2007, reflecting decreased mark-to-market valuation on the available-for-sale investment securities portfolio, partially offset by a 23.6% increase in retained earnings.
The Group’s capital ratios remain above regulatory capital requirements, with risk-based capital ratios significantly above regulatory capital adequacy guidelines. At March 31, 2008, Tier 1 Leverage Capital Ratio was 6.67% (1.7 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 17.02% (4.3 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 17.49% (2.2 times the minimum of 8.00%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
      (In thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2008	2007	in %	2008	2007	in BPS	2008	2007	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$82,101	$61,500	33.5%	5.55%	5.46%	9	$5,912,847	$4,505,506	31.2%
Tax equivalent adjustment	16,594	14,661	13.2%	1.12%	1.30%	(18)	—	—	—

Interest-earning assets — tax equivalent	98,695	76,161	29.6%	6.67%	6.76%	(9)	5,912,847	4,505,506	31.2%
Interest-bearing liabilities	57,192	48,234	18.6%	4.21%	4.57%	(36)	5,433,537	4,219,158	28.8%

Tax equivalent net interest income / spread	$41,503	$27,927	48.6%	2.46%	2.19%	27	$479,310	$286,348	67.4%

Tax equivalent interest rate margin				2.80%	2.48%	32

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$61,414	$39,474	55.6%	5.30%	4.88%	42	$4,632,397	$3,237,580	43.1%
Investment management fees	—	(290)	100.0%	0.00%	-0.04%	4	—	—	—

Total investment securities	61,414	39,184	56.7%	5.30%	4.84%	46	4,632,397	3,237,580	43.1%
Trading securities	6	11	-49.1%	3.85%	3.90%	(5)	582	1,127	-48.4%
Money market investments	853	456	87.1%	3.85%	5.84%	(199)	88,563	31,230	183.6%

	62,273	39,651	57.1%	5.28%	4.85%	43	4,721,542	3,269,937	44.4%

Loans:
Mortgage	16,324	16,329	—	6.44%	6.75%	(31)	1,014,311	967,003	4.9%
Commercial	2,813	4,601	-38.9%	7.52%	7.86%	(34)	149,537	234,105	-36.1%
Consumer	691	919	-24.8%	10.07%	10.67%	(60)	27,457	34,461	-20.3%

	19,828	21,849	-9.2%	6.66%	7.07%	(41)	1,191,305	1,235,569	-3.6%

	82,101	61,500	33.5%	5.55%	5.46%	9	5,912,847	4,505,506	31.2%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	35,151	36,709	-4.2%
Now accounts	212	203	4.1%	1.18%	1.14%	4	71,661	71,445	0.3%
Savings	4,388	2,916	50.4%	4.14%	4.09%	5	423,725	285,491	48.4%
Certificates of deposit	7,829	9,251	-15.4%	4.68%	4.52%	16	669,824	819,262	-18.2%

	12,429	12,370	0.5%	4.14%	4.08%	6	1,200,361	1,212,907	-1.0%

Borrowings:
Repurchase agreements	40,240	33,095	21.6%	4.21%	4.77%	(56)	3,824,569	2,772,978	37.9%
Interest rate risk management	—	(773)	-100.0%	0.00%	-0.11%	11	—	—	—
Financing fees	—	467	-100.0%	0.00%	0.07%	(7)	—	—	—

Total repurchase agreements	40,240	32,789	22.7%	4.21%	4.73%	(52)	3,824,569	2,772,978	37.9%
FHLB advances	3,540	1,924	84.0%	4.24%	4.64%	(40)	334,245	165,991	101.4%
Subordinated capital notes	702	758	-7.3%	7.79%	8.40%	(61)	36,083	36,083	0.0%
Term notes	—	188	-100.0%	0.00%	5.32%	(532)	—	14,167	170.2%
Other borrowings	281	205	37.2%	2.94%	4.81%	(187)	38,279	17,032	124.7%

	44,763	35,864	24.8%	4.23%	4.77%	(54)	4,233,176	3,006,251	40.8%

	57,192	48,234	18.6%	4.21%	4.57%	(36)	5,433,537	4,219,158	28.8%

Net interest income / spread	$24,909	$13,266	87.8%	1.34%	0.89%	45

Interest rate margin				1.68%	1.18%	50

Excess of average interest-earning assets over average interest-bearing liabilities							$479,310	$286,348	67.4%

Average interest-earning assets over average interest-bearing liabilities ratio							108.82%	106.79%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Investments	$17,598	$5,024	$22,622
Loans	(784)	(1,237)	(2,021)

	16,814	3,787	20,601

Interest Expense:
Deposits	(129)	188	59
Repurchase agreements	12,430	(4,979)	7,451
Other borrowings	2,311	(863)	1,448

	14,612	(5,654)	8,958

Net Interest Income	$2,202	$9,441	$11,643

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

For the quarter ended March 31, 2008, net interest income amounted to $24.9 million, an increase of 87.8% from $13.3 million in the same period last year. The increase for the 2008 first quarter reflects a 33.5% increase in interest income, due to a $16.8 million positive volume variance and a $3.8 million positive rate variance. The increase of 18.6% in interest expense for the quarter ended March 31, 2008, was primarily the result of an increase of $14.6 million in interest expense from higher volume of interest-bearing liabilities, offset by reduced rates on such interest-bearing liabilities. Interest rate spread increased 45 basis points to 1.34%, from 0.89% at March 31, 2007. These increases reflect the full benefits of the actions taken by the Group to reposition the available-for-sale investment securities portfolio and its funding in late 2006 and during 2007.
For the quarter ended March 31, 2008, the average balances of total interest-earnings assets were $5.913 billion, a 31.2% increase from the same period last year. The increase in the average balance reflects increases of 44.4% to $4.722 billion in the investment portfolio, partially offset by a decrease of 3.6% to $1.191 billion in the loans portfolio for the 2008 quarter.
For the quarter ended March 31, 2008, the average yield on interest-earning assets was 5.55%, compared to 5.46% in the same period last year, due to higher average yields in the investment portfolio, offset by lower yields in the loan portfolio. The investment portfolio yield increased to 5.28% in the quarter ended March 31, 2008, versus 4.85% in the same period last year, due to additions of higher-yielding investments.
For the quarter ended March 31, 2008, interest expense amounted to $57.2 million, an increase of 18.6% from $48.2 million in the same period last year, mainly resulting from higher volume of interest-bearing liabilities.
For the quarter ended March 31, 2008, the cost of deposits increased 6 basis points to 4.14%, as compared to the same period a year ago. The increase reflects higher average rates paid on higher balances, specifically in certificates of deposit accounts. For the quarter ended March 31, 2008, the cost of borrowings decreased 54 basis points to 4.23%, from the same period last year.
TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter ended March 31,
	2008	2007	Variance %
Financial service revenues	$4,240	$4,843	-12.5%
Banking service revenues	1,527	1,874	-18.5%
Investment banking revenues	738	—	100.0%
Mortgage banking activities	1,006	62	1522.6%

Total banking and financial service revenues	7,511	6,779	10.8%

Securities net activity	9,314	358	2501.7%
Derivatives net gain (loss)	(7,803)	8,418	-192.7%
Trading net loss	(17)	—	-100.0%
Income from other investments	110	531	-79.3%

Securities, derivatives and trading activities	1,604	9,307	-82.8%

Equity in earnings of investment in limited liability partnership	—	(892)	100.0%
Gain (loss) on sale of foreclosed real estate	(250)	37	-775.7%
Other	(1)	20	-105.3%

Total non-interest income	$8,864	$15,251	-41.9%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $8.9 million in the quarter ended March 31, 2008, a decrease of 41.9% when compared to $15.3 million in the same period last year. Decreases in revenues from securities and derivatives activities were partially offset by increases in revenues generated mortgage and investment banking activities.

Financial service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities is the principal recurring component of non-interest income. For the quarter ended March 31, 2008, revenues from such activities were $7.5 million, an increase of 10.8% from the $6.8 million recorded by the Group for the same period last year. Commissions and fees from trust, brokerage and insurance activities decreased by 12.5% to $4.2 million for the quarter ended March 31, 2008, from $4.8 million in the same period last year. Revenues from mortgage banking activities for the quarter ended March 31, 2008, were $1.0 million, a considerable increase when compared to $62,000 for the same period a year ago. Investment banking revenues for the quarter ended March 31, 2008, amounted to $738,000.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter ended March 31, 2008, these revenues were $1.5 million, a decrease of 18.5% from $1.9 million for the same period last year, reflecting reduced consumer banking activity.
For the quarter ended March 31, 2008, gains from securities, derivatives and trading activities were $1.6 million, compared to $8.8 million for the same period last year. During the quarter ended March 31, 2008, losses of $7.8 million were recognized in earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, mainly due to an interest-rate swap entered to manage the Group’s interest rate risk exposure, with a notional amount of $500 million, which was subsequently terminated in January 2008, resulting in a loss of approximately $7.9 million. These losses were offset by gain on sale of securities available-for-sale, which generated gains of $9.3 million in the 2008 quarter. For the quarter ended March 31, 2007, gains of $8.4 million were recognized in earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of income, mainly due to a gain of $8.2 million that resulted from the elimination of forecasted transactions on the cash flow hedges of interest rate swaps contracts with aggregate notional amounts of $1.1 billion. These contracts that were terminated in July and December 2006, and at that time the related gains were included in other comprehensive income. Gains on sale of available-for-sale securities of $359,000 were recorded in the 2007 quarter.
TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter Ended March 31,
	2008	2007	Variance %

Compensation and employee benefits	$7,715	$6,745	14.4%
Occupancy and equipment	3,287	2,994	9.8%
Professional and service fees	1,880	1,538	22.2%
Advertising and business promotion	1,074	793	35.4%
Loan servicing expenses	331	523	-36.7%
Directors and investor relations expenses	278	531	-47.6%
Taxes, other than payroll and income taxes	611	448	36.4%
Electronic banking charges	418	458	-8.7%
Clearing and wrap fees expenses	294	253	16.2%
Communications	325	338	-3.8%
Insurance	602	216	178.7%
Printing, postage, stationery and supplies	277	202	37.1%
Other expenses	638	788	-19.0%

Total non-interest expenses	$17,730	$15,827	12.0%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	43.5%	42.6%

Compensation to total assets (annualized)	0.50%	0.51%

Average compensation per employee (annualized)	$56.4	$50.1

Average number of employees	547	539

Assets owned per average employee	$11,258	$9,818

Non-interest expenses for the quarter ended March 31, 2008, were $17.7 million, an increase of 12.0% when compared to $15.8 million in the same period a year ago, primarily as a result of higher professional fees, insurance expense and compensation expense. The non-interest expense results reflect an efficiency ratio of 54.69% for the quarter ended March 31, 2008, compared to 78.95% in the same quarter last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $1.4 million and $8.5 million for the quarters ended March 31, 2008 and 2007, respectively.
The Group has been successful in limiting expense growth to those areas that directly contribute to increases in efficiency, service quality, and profitability. Non-interest expenses increased 12.0% for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.
TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter Ended March 31,		Variance
	2008	2007	%
Balance at beginning of period	$10,161	$8,016	26.8%
Provision for loan losses	1,650	1,075	53.5%
Net credit losses — see Table 5	(719)	(1,045)	-31.2%

Balance at end of period	$11,092	$8,046	37.9%

Selected Data and Ratios:
Outstanding gross loans	$1,196,525	$1,241,940	-3.7%
Recoveries to charge-offs	9.8%	10.5%	-6.7%
Allowance coverage ratios:
Total loans	0.93%	0.65%	43.1%
Non-performing loans	16.04%	18.34%	-12.5%
Non-mortgage non-performing loans	289.16%	212.86%	35.8%
TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
(In thousands)

	Quarter Ended March 31,		Variance
	2008	2007	%
Mortgage
Charge-offs	$(166)	$(546)	-69.6%
Recoveries	—	—	—

	(166)	(546)	-69.6%

Commercial
Charge-offs	—	—	0.0%
Recoveries	13	10	30.0%

	13	10	30.0%

Consumer
Charge-offs	(631)	(621)	1.6%
Recoveries	65	112	-42.0%

	(566)	(509)	11.2%

Net credit losses
Total charge-offs	(797)	(1,167)	-31.7%
Total recoveries	78	122	-36.1%

	$(719)	$(1,045)	-31.2%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.07%	0.23%

Commercial	(0.03%)	(0.02%)

Consumer	8.25%	5.91%

Total	0.24%	0.34%

Average loans:
Mortgage	$1,014,311	$967,003	4.9%
Commercial	149,537	234,105	-36.1%
Consumer	27,457	34,461	-20.3%

Total	$1,191,305	$1,235,569	-3.6%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	March 31,	December 31,	Variance	March 31,
	2008	2007	%	2007
Allowance for loan losses breakdown:
Mortgage	$6,427	$5,958	7.9%	$4,139
Commercial	1,980	1,838	7.7%	1,931
Consumer	1,908	2,006	-4.9%	1,877
Unallocated allowance	777	359	116.4%	99

	$11,092	$10,161	9.2%	$8,046

Allowance composition:
Mortgage	57.9%	58.7%		51.5%
Commercial	17.9%	18.1%		24.0%
Consumer	17.2%	19.7%		23.3%
Unallocated allowance	7.0%	3.5%		1.2%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended March 31, 2008, totaled $1.7 million, representing an increase of 53.5% from the $1.1 million reported for the same quarter last year. Based on an analysis of the credit quality and composition of the loan portfolio, the Group determined that the provision for the quarter ended March 31, 2008, was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter ended March 31, 2008, decreased from $1.0 million (0.34% of average loans outstanding) in the quarter ended March 31, 2007, to $719,000 (0.24% of average loans outstanding). The decrease was primarily due to a $380,000 reduction in net credit losses from mortgage loans. Non-performing loans of $69.2 million at March 31, 2008, were 57.7% higher than the $43.9 million at March 31, 2007, but only 4.6% higher than the $66.1 million at December 31, 2007 (refer to Table 9). The increase in non-performing loans reflects the effects of the current economic slowdown in Puerto Rico.
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
The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The portfolios of mortgages and consumer loans are considered homogeneous and are evaluated collectively for impairment, under the provisions of SFAS No. 5, “Accounting for Contingencies”. For the commercial loans portfolio, all loans over $250,000 and over 90-days past due are evaluated for impairment, under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. At March 31, 2008, the total investment in impaired loans was $1.6 million, compared to $1.1 million at December 31, 2007. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group determined that no specific impairment allowance was required for such loans, as the loan collateral fair value exceeds the loan’s book value.

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

FINANCIAL CONDITION
TABLE 7 — BANK ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	March 31,	December 31	Variance	March 31,
	2008	2007	%	2007
Investments:
Mortgage-backed securities	$3,545,652	$2,602,766	36.2%	$1,892,473
U.S. Government and agency obligations	955,600	1,698,748	-43.8%	1,733,526
P.R. Government and agency obligations	71,884	72,667	-1.1%	100,801
Other Securities	169,869	189,109	-10.2%	34,889
FHLB stock	20,658	20,658	0.0%	14,197
Other Investments	150	1,662	-91.0%	—

	4,763,813	4,585,610	3.89%	3,775,886

Loans:
Loans receivable	1,170,948	1,173,055	-0.2%	1,199,736
Allowance for loan losses	(11,092)	(10,161)	9.2%	(8,046)

Loans receivable, net	1,159,856	1,162,894	-0.3%	1,191,690
Mortgage loans held-for-sale	25,577	16,672	53.4%	42,204

Total loans receivable, net	1,185,433	1,179,566	0.5%	1,233,894

Securities sold but not yet delivered	26,995	—	100.0%	74,289

Total securities and loans	5,976,241	5,765,176	3.7%	5,084,069

Other assets:
Cash and due from banks	50,052	88,983	-43.8%	64,413
Accrued interest receivable	37,026	52,315	-29.2%	30,482
Premises and equipment, net	21,587	21,779	-0.9%	19,853
Deferred tax asset, net	12,931	10,362	24.8%	13,562
Foreclosed real estate, net	4,119	4,207	-2.1%	5,320
Investment in equity indexed options	34,475	40,709	-15.3%	39,746
Other assets	21,688	16,324	32.9%	29,608

Total other assets	181,878	234,679	-22.5%	202,984

Total assets	$6,158,119	$5,999,855	2.6%	$5,287,053

Investments portfolio composition:
Mortgage-backed securities	74.4%	56.8%		50.1%
U.S. Government securities	20.1%	37.0%		45.9%
P.R. Government securities	1.5%	1.6%		2.7%
FHLB stock and other investments	4.0%	4.6%		1.3%

	100.0%	100.0%		100.0%

At March 31, 2008, the Group’s total assets amounted to $6.158 billion, an increase of 2.6%, when compared to $6.0 billion at December 31, 2007. Interest-earning assets were $5.976 billion at March 31, 2008, a 3.7% increase compared to $5.765 billion at December 31, 2007.
Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At March 31, 2008, the investment portfolio increased 3.9% to $4.764 billion, from $4.586 billion at December 31, 2007. For further details regarding the Group’s investment securities, refer to Note 2 of the unaudited consolidated financial statements.
At March 31, 2008, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.185 billion, an increase of 0.5% when compared to $1.180 billion at December 31, 2007. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter ended March 31, 2008, declined 8.4%, to $66.2 million, compared to $58.8 million for the quarter ended March 31, 2007.

TABLE 8 — NON-PERFORMING ASSETS
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	March 31,	December 31,	Variance	March 31,
	2008	2007	%	2007
Non-performing assets:
Non- accruing loans	$29,782	$27,347	8.9%	$17,106
Accruing loans	39,385	38,762	1.6%	26,765

Total non-performing loans	69,167	66,109	4.6%	43,871
Foreclosed real estate	4,119	4,207	-2.1%	5,320

	$73,286	$70,316	4.2%	$49,191

Non-performing assets to total assets	1.19%	1.17%		0.93%

TABLE 9 — NON-PERFORMING LOANS
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	March 31,	December 31,	Variance	March 31,
	2008	2007	%	2007
Non-performing loans:
Mortgage	$65,332	$62,878	3.9%	$40,091
Commercial, mainly secured by real estate	2,754	2,413	14.1%	3,115
Consumer	1,081	818	32.2%	665

Total	$69,167	$66,109	4.6%	$43,871

Non-performing loans composition:
Mortgage	94.4%	95.1%		91.4%
Commercial, mainly secured by real estate	4.0%	3.7%		7.1%
Consumer	1.6%	1.2%		1.5%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	5.78%	5.56%	3.96%	3.53%

Total assets	1.12%	1.10%	1.8%	0.83%

Total capital	20.42%	18.39%	11.04%	12.97%

At March 31, 2008, the Group’s non-performing loans totaled $69.2 million (1.12% of total assets), compared to $66.1 million (1.10% of total assets) at December 31, 2007. At March 31, 2008, foreclosed real estate properties decreased by 2.1% to $4.1 million, when compared to $4.2 million reported at December 31, 2007.
At March 31, 2008, the allowance for loan losses to non-performing loans coverage ratio was 16.04%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2008, the Group’s non-performing mortgage loans totaled $65.3 million (94.4% of the Group’s non-performing loans), a 3.9% increase from the $62.9 million (95.1% of the Group’s non-performing loans) reported at December 31, 2007. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2008, the Group’s non-performing commercial loans amounted to $2.8 million (4.0% of the Group’s non-performing loans), a 14.1% increase when compared to non-performing commercial loans of $2.4 million reported at December 31, 2007 (3.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2008, the Group’s non-performing consumer loans amounted to $1.1 million (1.6% of the Group’s total non-performing loans), an increase from the $818,000 reported at December 31, 2007 (1.2% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended March 31, 2008, totaled approximately $1.0 million.
At March 31, 2008, the Group’s total liabilities were $5.819 billion, 3.2% higher than the $5.640 billion reported at December 31, 2007. Deposits and borrowings, the Group’s funding sources, amounted to $5.694 billion at March 31, 2008, an increase of 3.5% when compared to $5.503 billion reported at December 31, 2007. At March 31, 2008, borrowings represented 74.7% of interest-bearing liabilities and deposits represented 25.3%, versus 77.4% and 22.6%, respectively, at December 31, 2007.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances, including accrued interest, totaled $331.9 million at March 31, 2008, and December 31, 2007. The Group has the capacity to expand FHLB funding up to a maximum of $457.3 million based on the assets pledged by the Group on the FHLB.
At March 31, 2008, deposits reached $1.442 billion, up 15.7%, compared to the $1.246 billion reported at December 31, 2007. The increase is deposits was driven by savings accounts, which totaled $453.7 million at March 1, 2008, up 17.0% when compared to the $387.8 million reported at December 31, 2007, and also by brokered certificates of deposit, which increased $92.0 million during the quarter ended March 31, 2008, from $35.0 million at December 31, 2007, to $127.0 million.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	March 31,	December 31,	Variance	March 31,
	2008	2007	%	2007
Deposits:
Non-interest bearing deposits	$56,232	$50,149	12.1%	$52,265
Now accounts	72,031	68,994	4.4%	72,345
Savings accounts	453,709	387,788	17.0%	307,319
Certificates of deposit	856,967	736,186	16.4%	901,026

	1,438,939	1,243,117	15.8%	1,332,955
Accrued interest payable	3,049	3,303	-7.7%	4,630

	1,441,988	1,246,420	15.7%	1,337,585

Borrowings:
Repurchase agreements	3,847,633	3,861,411	-0.4%	3,321,105
Advances from FHLB	331,853	331,898	0.0%	195,000
Subordinated capital notes	36,083	36,083	0.0%	36,083

Federal funds purchased and other short term borrowings	36,517	27,460	33.0%	3,139

	4,252,086	4,256,852	-0.1%	3,555,327

Total deposits and borrowings	5,694,074	5,503,272	3.5%	4,892,912

Securities purchased but not yet received	101,375	111,431	-9.0%	40,067
Other liabilities	23,912	25,691	-6.9%	20,752

Total liabilities	$5,819,361	$5,640,394	3.2%	$4,953,731

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.9%	4.0%		3.9%
Now accounts	5.0%	5.6%		5.4%
Savings accounts	31.5%	31.2%		23.1%
Certificates of deposit	59.6%	59.2%		67.6%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	90.5%	90.7%		93.4%
Advances from FHLB	7.8%	7.8%		5.5%
Subordinated capital notes	0.8%	0.8%		1.0%
Federal funds purchased and other short term borrowings	0.9%	0.7%		0.1%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,847,633	$3,861,411		$3,321,105

Daily average outstanding balance	$3,824,569	$3,154,369		$2,772,978

Maximum outstanding balance at any month-end	$3,847,633	$3,861,411		$3,321,105

Stockholders’ Equity
At March 31, 2008, the Group’s total stockholders’ equity was $338.8 million, a 5.8% decrease when compared to $359.5 million at December 31, 2007. The Group’s capital ratios remain above regulatory capital requirements. At March 31, 2008, the Tier 1 Leverage Capital Ratio was 6.67%, the Tier 1 Risk-Based Capital Ratio was 17.02%, and the Total Risk-Based Capital Ratio was 17.49%.
The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if it meets or exceeds a Tier I risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. In addition, the Group and the Bank meet the following minimum capital requirements: a Tier I risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. As shown in Table 11, the Group exceeds these benchmarks due to the high level of capital and the quality and conservative nature of its assets.
Under the regulatory framework for prompt corrective action, banks that meet or exceed a Tier I capital risk-based ratio of 6%, a total capital risk-based ratio of 10% and a leverage ratio of 5% are considered well capitalized. The Bank exceeds those regulatory capital requirements.

The following are the consolidated capital ratios of the Group at March 31, 2008 and 2007, and December 31, 2007:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands, except for per share data)

	March 31,	December 31,	Variance	March 31,
	2008	2007	%	2007
Capital data:
Stockholders’ equity	$338,758	$359,461	-5.8%	$338,322

Regulatory Capital Ratios data:
Leverage Capital Ratio	6.67%	6.69%	-0.3%	8.21%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$407,984	$396,309	2.9%	$379,926

Minimum Tier 1 Capital Required	$244,590	$236,847	3.3%	$185,066

Tier 1 Risk-Based Capital Ratio	17.02%	18.59%	-8.4%	19.15%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$407,984	$396,309	2.9%	$379,926

Minimum Tier 1 Risk-Based Capital Required	$95,864	$85,292	12.4%	$79,357

Total Risk-Based Capital Ratio	17.49%	19.06%	-8.2%	19.56%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$419,075	$406,470	3.1%	$387,972

Minimum Total Risk-Based Capital Required	$191,728	$170,583	12.4%	$158,713

Stock data:
Outstanding common shares, net of treasury	24,285	24,121	0.7%	24,484

Book value	$11.14	$12.08	-7.8%	$11.04

Market price at end of period	$19.71	$13.41	47.0%	$11.78

Market capitalization	$478,657	$323,463	48.0%	$288,056

	March 31,	March 31,	Variance
	2008	2007	%
Common dividend data:
Cash dividends declared	$3,399	$3,427	-0.8%

Cash dividends declared per share	$0.14	$0.14	0.0%

Payout ratio	21.88%	35.00%	-37.5%

Dividend yield	3.09%	4.42%	-30.1%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

	Price		Cash Dividend
Quarter ended	High	Low	per share
2008
March 31, 2008	23.28	12.79	0.14

2007
December 31, 2007	14.7	11.12	0.14

September 30, 2007	11.63	8.57	0.14

June 30, 2007	12.42	10.81	0.14

March 31, 2007	14.04	11.65	0.14

2006
December 31, 2006	13.57	11.47	0.14

September 30, 2006	12.86	11.82	0.14

June 30, 2006	13.99	11.96	0.14

March 31, 2006	14.46	12.41	0.14

At March 31, 2008 and December 31, 2007, the Bank was considered “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be classified as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the following table:

	March 31,	December 31,	Variance	March 31,
(In thousands)	2008	2007	%	2007
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.82%	5.80%	0.3%	6.51%

Actual Tier 1 Capital	$333,780	$331,552	0.7%	$268,133

Minimum Capital Requirement (4%)	$229,597	$228,768	0.4%	$182,908

Minimum to be well capitalized (5%)	$286,996	$285,960	0.4%	$228,635

Tier 1 Capital to Risk-Weighted Average	15.45%	16.61%	-7.0%	15.31%

Actual Tier 1 Risk-Based Capital	$333,780	$331,552	0.7%	$297,695

Minimum Capital Requirement (4%)	$86,412	$79,829	8.2%	$77,768

Minimum to be well capitalized (6%)	$129,618	$119,743	8.2%	$116,652

Total Capital to Risk-Weighted assets	15.96%	17.12%	-6.8%	15.73%

Actual Total Risk-Based Capital	$344,872	$341,713	0.9%	$305,741

Minimum Capital Requirement (8%)	$172,825	$159,657	8.2%	$155,537

Minimum to be well capitalized (10%)	$216,031	$199,572	8.2%	$194,421

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2008, the Group’s market capitalization for its outstanding common stock was $478.9 million ($19.71 per share).
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK MANAGEMENT
Background
The Group’s risk management policies are established by the Board, implemented by management through the adoption of a risk management program overseen and monitored by the Chief Risk Officer and the Risk Management Committee (RMC). The Group has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
All aspects of the Group’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, the Group’s primary risks exposure include, market, interest rate, credit, liquidity, operational and concentration risks.
Market Risk
Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. The Group evaluates market risk together with interest rate risk (See “Interest Rate Risk” below).
The Group’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Group complies with the guidelines established by Board approved policies. The Board has delegated the management of this risk to the Asset and Liability Management Committee (“ALCO”) which is composed of certain executive officers from the Group’s business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Group is within the parameters established in the policies adopted by the Board.
Interest Rate Risk
Interest rate risk is the exposure of the Group’s earnings or capital to adverse movements in interest rates. It is a predominant market risk in terms of its potential impact on earnings.
The Group manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. ALCO is responsible for monitoring compliance with the market risk policies approved by the Board and adopting interest risk management strategies. In that role, ALCO oversees interest rate risk, liquidity management and other related matters.
In discharging its responsibilities, ALCO examines current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. ALCO approves funding decisions in light of the Group’s overall growth strategies and objectives.
Each month, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one to three-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
(1)	using the Group’s static balance sheet as of the simulation date, and

(2)	using a growing balance sheet based on recent growth patterns and strategies.
The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and cost, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting the future growth of net interest income.
The Group uses asset-liability management software to project future movements in the Group’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates.

The following table presents the results of the simulations at March 31, 2008, assuming a one-year time horizon:

	March 31, 2008
	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)
+ 200 Basis points	$(1,218)	-1.12%	$(3,252)	-2.96%

- 200 Basis points	$(2,686)	-2.48%	$(6,812)	-6.20%

Future net interest income could be affected by the Group’s investments in callable securities, and its structured repurchase agreements and advances from the FHLB.
As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Group’s assets and liabilities, the maturity and the repricing frequency of the liabilities has been extended to longer terms. The concentration of long-term fixed rate securities has also been reduced.
Derivatives - The Group uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control.
The following summarizes strategies, including derivative activities, used by the Group in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fix rate to better match the repricing nature of these borrowings. There were no outstanding interest rate swaps at March 31, 2008, or December 31, 2007.
Interest rate cap agreements — Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value of the cap agreements increases as the reference interest rate rises. The Group may utilize interest rate cap agreements to protect against rising interest rates. There were no outstanding interest rate caps at March 31, 2008, or December 31, 2007.
Structured repurchase agreements — The Group uses structured repurchase agreements, with embedded call options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the stock index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in those indexes. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the corresponding index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.
Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.
At March 31, 2008, and December 31, 2007, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $34.5 million and $40.7 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $32.8 million and $38.8 million, respectively, recorded in deposits.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group’s is its lending activities. (Refer to the “Allowance for Loan Losses and Non-Performing Assets” section for further details.)

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards, by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. At March 31, 2008, the available-for-sale securities portfolio, also include approximately $714.8 million in non-government agency pass-through collateralized mortgage obligations. These obligations are senior classes having subordination of losses ranging from 3.7% to 16.3%, which provide the capacity to withstand higher delinquency and foreclosure levels. These issues are rated “AAA” by Standard & Poor’s and “Aa” by Moody’s. At March 31, 2008, the Group held structured credit investments with balances of $85.5 million in the available-for-sale portfolio, and $96.2 million in the held-to-maturity portfolio. These issues are rated investment-grade by Standard & Poor’s (“AAA”, “AA” or “A”) and Moody’s (“A2”), including one issue that is backed by Alternative-A (Alt-A) loan collateral originated in 2006. The credit rating on such issue owned by the Group was not lowered, nor was it placed on credit watch by S&P Ratings Services when it published that it had lowered its ratings on 2,183 classes of U.S. residential mortgage-backed securities from 334 transactions backed by Alt-A loan collateral issued in 2006.
The unrealized loss position is a reflection of the recent dislocations seen in the financial and credit markets, which have created a significant widening in the market’s credit spreads. The underlying reference long portfolios (collateral) on the structures are substantively investment grade, they have performed adequately, there have been no defaults to date, and none of our structured credit investments have been downgraded.
Management’s Credit Committee, composed of the Group’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Group’s credit risk goals and objectives. Those goals and objectives are set forth in the Group’s Credit Policy.
Liquidity Risk
Liquidity risk is the risk of the Group not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due, without incurring substantial losses. The Group’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as they mature, and funding of new and existing investment as required.
Effective liquidity management requires that the Group have sufficient cash available at all times to meet its financial commitments, finance planned growth and have a reasonable safety margin for normal as well as unexpected cash needs. ALCO is responsible for managing the Group’s liquidity risk in accordance with the policies adopted by the Board. In discharging its liquidity risk management obligations, ALCO approves operating and contingency procedures and monitors their implementation. The Group’s Treasurer and CIO is responsible for the implementation of the liquidity risk management policies adopted by the Board and the operating and contingency procedures adopted by ALCO, and for monitoring the Group’s liquidity position on an ongoing basis. Using measures of liquidity developed by the Group’s Treasury Division under several different scenarios, the Treasury Division, ALCO and the Board review the Group’s liquidity position on a daily, monthly and quarterly basis, respectively.
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities,(ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. At March 31, 2008, the Group had approximately $253.7 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by the availability of loan assets to pledge. These sources, in addition to the Group’s 6.67% average equity capital base, provide a stable funding base.
The Group utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Group’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB. ALCO reviews credit availability on a regular basis. The Group securitizes and sells mortgage loans as supplemental source of funding. Long-term certificates of deposit as well as long-term funding through the issuance of notes have also provided additional funding. The cost of these different alternatives, among other things, is taken into consideration. The Group’s principal uses of funds are the origination of loans and the repayment of maturing deposit accounts and borrowings.
Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of the Group are susceptible to operational risk.

The Group faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risk, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Group has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that the Group’s business operations are functioning within established limits.
The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as the office of the General Counsel, Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the RMC.
The Group is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has significantly increased over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function, headed by a Senior Compliance Officer who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance program.
Concentration Risk
Substantially all of the Group’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, the Group’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.
Puerto Rico is currently in a general economic slowdown that has caused a reduction in private sector employment and consumer spending. Increases in oil prices and other consumer goods and services, coupled with a 7% sales tax implemented in October 2006 as part of a government program of tax and fiscal reforms, have also contributed to the general economic slowdown.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2008.

PART — II            OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico against Federal Insurance Company, Inc. (“FIC”) for breach of insurance contract, breach of covenant of good faith and fair dealing and damages. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group (the “2005 Verdict”). The jury could not reach a decision on a portion of the Group’s claim, thus forcing a new trial. After retrial of that portion of the Group’s claim, on August 14, 2007, a jury rendered a verdict in favor of FIC and against the Group (the “2007 Verdict”). Judgment pursuant to the aforementioned 2005 and 2007 verdicts was entered on August 15, 2007.
The Group has not recognized any income on these claims since several post-trial motions have not been ruled upon yet and appellate rights have not been exhausted. Thus, the amount to be collected cannot be determined at this time.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed under Item 1A to Part 1 of the Group’s annual report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) None

b) Not applicable

c) Purchases of equity securities by the issuer and affiliated purchasers.
On July 27 2007, the Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stock. The program was announced on July 31, 2007. The shares of common stock so repurchased are to be held by the Group as treasury shares. The new program will substitute the previous program approved on August 30, 2005.
There were no purchases of equity securities under this repurchase program during the quarter ended March 31, 2008. The approximate dollar value of shares that may yet be purchased under the plan amounted to $11.3 million at March 31, 2008.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: May 12, 2008
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: May 12, 2008
Norberto González
Executive Vice President and Chief Financial Officer