Form 10-Q
period 2008-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2008-08-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
24,292,786 common shares ($1.00 par value per share)
outstanding as of July 31, 2008

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

PART — I  FINANCIAL INFORMATION
ITEM — I  FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2008 AND DECEMBER 31, 2007
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$56,486	$88,983

Investments:
Trading securities, at fair value with amortized cost of $1,298 (December 31, 2007 — $1,103)	1,311	1,122

Investment securities available-for-sale, at fair value with amortized cost of $3,467,005 (December 31, 2007 — $3,063,763)
Securities pledged that can be repledged	3,213,381	2,903,078
Other investment securities	168,926	166,204

Total investment securities available-for-sale	3,382,307	3,069,282

Investment securities held-to-maturity, at amortized cost with fair value of $1,198,736 (December 31, 2007 — $1,478,112)
Securities pledged that can be repledged	1,161,754	1,348,159
Other investment securities	76,393	144,728

Total investment securities held-to-maturity	1,238,147	1,492,887

Federal Home Loan Bank (FHLB) stock, at cost	22,062	20,658

Other investments	150	1,661

Total investments	4,643,977	4,585,610

Loans:
Mortgage loans held-for-sale, at lower of cost or market	42,122	16,672
Loans receivable, net of allowance for loan losses of $11,885 (December 31, 2007 — $10,161)	1,176,035	1,162,894

Total loans, net	1,218,157	1,179,566

Accrued interest receivable	42,842	52,315
Premises and equipment, net	21,378	21,779
Deferred tax asset, net	17,249	10,362
Foreclosed real estate	4,906	4,207
Investment in equity indexed options	27,641	40,709
Other assets	27,543	16,324

Total assets	$6,060,179	$5,999,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$124,140	$119,152
Savings accounts	407,911	387,790
Certificates of deposit	960,368	739,478

Total deposits	1,492,419	1,246,420

Borrowings:
Federal funds purchased and other short term borrowings	41,583	27,460
Securities sold under agreements to repurchase	3,810,752	3,861,411
Advances from FHLB	331,895	331,898
Subordinated capital notes	36,083	36,083

Total borrowings	4,220,313	4,256,852

Securities purchased but not yet received	23,103	111,431
Accrued expenses and other liabilities	23,177	25,691

Total liabilities	5,759,012	5,640,394

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,736,121 shares issued; 24,292,086 shares outstanding (December 31, 2007-25,555,575; 24,120,771)	25,736	25,557
Additional paid-in capital	212,282	210,073
Legal surplus	43,533	40,573
Retained earnings	64,406	45,296
Treasury stock, at cost 1,444,035 shares (December 31, 2007 — 1,436,426 shares)	(17,136)	(17,023)
Accumulated other comprehensive loss, net of tax of $4,402 (December 31, 2007 — $2,166)	(95,654)	(13,015)

Total stockholders’ equity	301,167	359,461

Commitments and Contingencies

Total liabilities and stockholders’ equity	$6,060,179	$5,999,855

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands, except per share data)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$19,682	$22,315	$39,510	$44,163
Mortgage-backed securities	47,765	25,268	87,266	50,766
Investment securities and other	17,711	23,218	40,483	37,371

Total interest income	85,158	70,801	167,259	132,300

Interest expense:
Deposits	12,265	13,601	24,694	25,849
Securities sold under agreements to repurchase	40,208	36,546	80,448	69,334
Advances from FHLB, term notes and other borrowings	3,716	2,198	7,537	4,515
Subordinated capital notes	534	766	1,236	1,524

Total interest expense	56,723	53,111	113,915	101,222

Net interest income	28,435	17,690	53,344	31,078
Provision for loan losses	1,980	1,375	3,630	2,450

Net interest income after provision for loan losses	26,455	16,315	49,714	28,628

Non-interest income:
Financial service revenues	4,500	4,049	8,740	8,892
Banking service revenues	1,395	2,265	2,922	4,139
Investment banking revenues	12	—	750	—
Mortgage banking activities	545	170	1,551	232
Net gain (loss) on:
Sale of securities available-for-sale	198	—	9,522	358
Derivatives	228	88	(7,575)	8,384
Trading securities	16	2	(1)	2
Other investments	16	1,169	116	788
Foreclosed real estate	(260)	30	(510)	67
Other	—	23	(1)	65

Total non-interest income, net	6,650	7,796	15,514	22,927

Non-interest expenses:
Compensation and employee benefits	7,824	6,916	15,539	13,661
Occupancy and equipment	3,365	3,343	6,652	6,337
Professional and service fees	2,267	1,984	4,147	3,522
Advertising and business promotion	836	1,118	1,910	1,911
Directors and investor relations	303	769	581	1,300
Loan servicing expenses	339	540	670	1,063
Taxes, other than payroll and income taxes	607	489	1,218	937
Electronic banking charges	396	457	814	916
Clearing and wrap fees expenses	313	310	607	675
Communication	325	308	650	646
Insurance	579	211	1,181	427
Foreclosure expenses	201	338	351	405
Printing, postage, stationery and supplies	245	189	522	391
Other	480	505	968	1,113

Total non-interest expenses	18,080	17,477	35,810	33,304

Income before income taxes	15,025	6,634	29,418	18,251
Income tax expense (benefit)	598	187	(1,857)	811

Net income	14,427	6,447	31,275	17,440
Less: Dividends on preferred stock	(1,200)	(1,201)	(2,401)	(2,401)

Income available to common shareholders	$13,227	$5,246	$28,874	$15,039

Income per common share:
Basic	$0.54	$0.21	$1.19	$0.61

Diluted	$0.54	$0.21	$1.19	$0.61

Average common shares outstanding	24,290	24,488	24,227	24,480
Average potential common shares-options	94	75	110	97

Average diluted common shares outstanding	24,384	24,563	24,337	24,577

Cash dividends per share of common stock	$0.14	$0.14	$0.28	$0.28

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Six-Month Period Ended June 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2008	2007

Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,557	25,431
Stock options exercised	179	112

Balance at end of period	25,736	25,543

Additional paid-in capital:
Balance at beginning of period	210,073	209,033
Stock-based compensation expense	252	12
Stock options exercised	1,957	815

Balance at end of period	212,282	209,860

Legal surplus:
Balance at beginning of period	40,573	36,245
Transfer from retained earnings	2,960	2,067

Balance at end of period	43,533	38,312

Retained earnings:
Balance at beginning of period	45,296	26,772
Net income	31,275	17,440
Cash dividends declared on common stock	(6,804)	(6,861)
Cash dividends declared on preferred stock	(2,401)	(2,401)
Transfer to legal surplus	(2,960)	(2,067)

Balance at end of period	64,406	32,883

Treasury stock:
Balance at beginning of period	(17,023)	(12,956)
Stock used to match defined contribution plan 1165(e)	121	175
Stock purchased	(234)	(530)

Balance at end of period	(17,136)	(13,311)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(13,015)	(16,099)
Other comprehensive loss, net of tax	(82,639)	(31,713)

Balance at end of period	(95,654)	(47,812)

Total stockholders’ equity	$301,167	$313,475

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
COMPREHENSIVE INCOME	2008	2007	2008	2007

Net income	$14,427	$6,447	$31,275	$17,440

Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	(51,649)	(31,296)	(79,685)	(26,097)
Realized gain on investment securities available-for-sale included in net income	(198)	—	(9,522)	(358)
Gains on derivatives designated as cash flow hedges included in net income	—	—	—	(773)
Gain from termination of cash flow hedging	—	—	—	(8,225)
Income tax effect related to unrealized loss on securities available-for-sale	4,156	4,381	6,568	3,740

Other comprehensive loss for the period	(47,691)	(26,915)	(82,639)	(31,713)

Comprehensive loss	$(33,264)	$(20,468)	$(51,364)	$(14,273)

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Six-Month Period Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$31,275	$17,440

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(214)	(771)
Amortization of premiums, net of accretion of discounts	31	4,143
Depreciation and amortization of premises and equipment	2,613	2,916
Deferred income tax benefit	(319)	(116)
Equity in earnings of investment in limited liability partnership	—	(75)
Provision for loan losses	3,630	2,450
Common stock used to match defined contribution plan 1165(e)	121	175
Stock-based compensation	252	12
(Gain) loss on:
Sale of securities available-for-sale	(9,522)	(358)
Mortgage banking activities	(1,551)	(232)
Derivatives	7,575	(8,898)
Foreclosed real estate	510	(67)
Sale of premises and equipment	1	(20)
Originations and purchases of loans held-for-sale	(74,265)	(80,420)
Proceeds from sale of loans held-for-sale	20,918	25,223
Net decrease (increase) in:
Trading securities	(189)	(305)
Accrued interest receivable	9,473	(17,867)
Other assets	(11,219)	(4,597)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	604	(4,216)
Other liabilities	(3,332)	1,015

Net cash used in operating activities	(23,608)	(64,568)

Cash flows from investing activities:
Net increase in securities purchased under agreements to resell	—	(16,200)
Purchases of:
Investment securities available-for-sale	(2,790,964)	(1,053,377)
Investment securities held-to-maturity	—	(10,772)
Other investments	—	(701)
Equity options	(1,729)	(9,504)
FHLB stock	(7,089)	(17,162)
Maturities and redemptions of:
Investment securities available-for-sale	1,396,359	70,857
Investment securities held-to-maturity	254,978	273,663
Other investments	1,511	—
FHLB stock	5,685	16,860
Proceeds from sales of:
Investment securities available-for-sale	943,134	23,032
Foreclosed real estate	2,466	1,414
Premises and equipment	14	—
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(84,597)	(85,230)
Principal repayment of loans	63,977	77,719
Additions to premises and equipment	(2,227)	(2,133)

Net cash used in investing activities	(218,482)	(731,534)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	260,671	96,770
Securities sold under agreements to repurchase	(50,023)	750,161
Federal funds purchased and other short term borrowings	14,123	11,073
Proceeds from:
Advances from FHLB	294,750	2,463,370
Exercise of stock options	2,136	927
Repayments of advances from FHLB	(294,750)	(2,465,270)
Repurchase of treasury stock	(234)	(530)
Maturity of term note	—	(15,000)
Termination of derivative instrument	(7,875)	—
Dividend paid on common and preferred stock	(9,205)	(9,262)

Net cash provided by financing activities	209,593	832,239

Net change in cash and due from banks	(32,497)	36,137
Cash and due from banks at beginning of period	88,983	34,070

Cash and due from banks at end of period	$56,486	$70,207

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$113,311	$96,790

Income tax paid	$37	$—

Mortgage loans securitized into mortgage-backed securities	$29,836	$—

Securities sold but not yet delivered	$—	$46,461

Securities purchased but not yet received	$23,103	$100,067

Transfer from loans to foreclosed real estate	$3,675	$1,454

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of June 30, 2008, and December 31, 2007, and the consolidated results of operations and cash flows for the quarters and six-month periods ended June 30, 2008 and 2007. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in the Group’s 2007 annual report on Form 10-K.
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
The Group’s mortgage banking activities are conducted through a division of the Bank, and also through its mortgage lending subsidiary, Oriental Mortgage Corporation. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as

FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio.
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
Included in the review of individual loans are those that are impaired, as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15” (“SFAS 114”). A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), as amended, and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250,000 and over 90-days past-due. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. For further details regarding the Group’s investment securities and fair value measurements, refer to Note 2 and Note 8, respectively, of the unaudited consolidated financial statements.
Impairment of Investment Securities
The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the unaudited consolidated statements of income is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, and the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, the Group also considers, among other factors, the investors repayment ability on its debt obligations and its cash and capital generation ability.
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 39% for 2008 and 2007, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by OIB.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of June 30, 2008, a valuation allowance of approximately $1.5 million was recorded to offset deferred tax asset that the Group believes it is more likely than not would be realized in future periods.
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
Beginning with the adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, on January 1, 2007, the Group recognized the effect of income tax positions only if those positions are more likely than not of being sustained. Unrecognized tax benefits are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Group recognized the effect of income tax positions only if such positions were probable of being sustained.
The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.7 million. The Group classifies unrecognized tax benefits in income taxes payable. No adjustments resulted from the implementation of FIN 48. These gross unrecognized tax benefits would affect the effective tax rate if realized. On January 13, 2008, $2.4 million in unrecognized tax benefits expired due to the statute of limitations. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2008. The balance of unrecognized tax benefits at June 30, 2008 was $4.0 million (December 31, 2007 — $5.7 million). The tax periods ended June 30, 2004, and 2005, and December 31, 2005, 2006 and 2007, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Group had accrued $1.3 million (June 30, 2008-$1.3 million; December 31, 2007-$1.9 million) for the payment of interest and penalties relating to unrecognized tax benefits.
Equity-Based Compensation Plans
On April 25, 2007, the Board of Directors (the “Board”) adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Group’s stockholders at their annual meeting held on June 27, 2007. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards.
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
The following assumptions were used in estimating the fair value of the options granted:

	Six-Month Period Ended
	June 30,
	2008	2007
Weighted Average Assumptions:
Dividend yield	4.40%	4.54%
Expected volatility	31.86%	33.34%
Risk-free interest rate	4.33%	4.65%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
Recent Accounting Developments:
FASB Staff Position (FSP) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”
In February 2008, the FASB issued FSP FAS No. 140-3, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Group is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on the Group’s results of operations.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.”
In March 2008, the FASB issued SFAS No. 161, requiring enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Group will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Group’s financial condition, results of operations or cash flows.
FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”
In June 2008, the FASB issued FSP EITF No. 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Group does not expect adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.
NOTE 2 — INVESTMENT SECURITIES
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2008, and December 31, 2007, cash equivalents included as part of cash and due from banks amounted to $44.9 million and $66.1 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of June 30, 2008, and December 31, 2007, were as follows:

	June 30, 2008 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale

Puerto Rico Government and agency obligations	$16,564	$13	$706	$15,871	5.58%
Obligations of US Government sponsored agencies	750,784	7,013	210	757,587	5.69%
Structured credit investments	85,548	—	16,440	69,108	4.74%

Total investment securities	852,896	7,026	17,356	842,566

FNMA and FHLMC certificates	1,518,229	4,729	15,983	1,506,975	5.81%
GNMA certificates	49,385	684	260	49,809	5.68%
Non-agency collateralized mortgage obligations (CMOs)	710,041	—	53,374	656,667	5.61%
CMOs issued by US Government sponsored agencies	336,454	14	10,178	326,290	5.37%

Total mortgage-backed-securities and CMOs	2,614,109	5,427	79,795	2,539,741

Total securities available-for-sale	3,467,005	12,453	97,151	3,382,307	5.67%

Held-to-maturity
Puerto Rico Government and agency obligations	55,164	—	3,745	51,419	5.29%
Obligations of US Government sponsored agencies	224,860	1,497	—	226,357	4.78%
Structured credit investments	96,171	—	29,682	66,489	4.48%

Total investment securities	376,195	1,497	33,427	344,265

FNMA and FHLMC certificates	583,107	83	7,544	575,646	5.06%
GNMA certificates	152,260	115	1,715	150,660	5.37%
CMOs issued by US Government sponsored agencies	126,585	1,917	337	128,165	5.15%

Total mortgage-backed-securities and CMOs	861,952	2,115	9,596	854,471

Total securities held-to-maturity	1,238,147	3,612	43,023	1,198,736	5.02%

Total	$4,705,152	$16,065	$140,174	$4,581,043	5.50%

	December 31, 2007 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale

Puerto Rico Government and agency obligations	$18,331	$63	$937	$17,457	5.69%
Obligations of US Government sponsored agencies	1,279,977	14,933	—	1,294,910	5.91%
Structured credit investments	85,548	—	7,188	78,360	5.46%

Total investment securities	1,383,856	14,996	8,125	1,390,727

FNMA and FHLMC certificates	998,008	10,681	223	1,008,466	5.85%
GNMA certificates	48,907	869	216	49,560	5.69%
Non-agency collateralized mortgage obligations (CMOs)	632,992	42	12,505	620,529	5.49%

Total mortgage-backed-securities and CMOs	1,679,907	11,592	12,944	1,678,555

Total securities available-for-sale	3,063,763	26,588	21,069	3,069,282	5.78%

Held-to-maturity
Puerto Rico Government and agency obligations	55,206	—	3,781	51,425	5.29%
Obligations of US Government sponsored agencies	418,731	902	1,980	417,653	4.92%
Structured credit investments	96,171	—	11,949	84,222	6.69%

Total investment securities	570,108	902	17,710	553,300

FNMA and FHLMC certificates	624,267	4,331	3,560	625,038	5.03%
GNMA certificates	161,647	1,504	1,204	161,947	5.36%
CMOs issued by US Government sponsored agencies	136,865	1,489	527	137,827	5.14%

Total mortgage-backed-securities and CMOs	922,779	7,324	5,291	924,812

Total securities held-to-maturity	1,492,887	8,226	23,001	1,478,112	5.16%

Total	$4,556,650	$34,814	$44,070	$4,547,394	5.58%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at June 30, 2008, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Investment securities
Due within 1 year	$1,499	$1,499	$—	$—
Due after 1 to 5 years	—	—	125,000	126,355
Due after 5 to 10 years	347,738	337,210	60,000	41,775
Due after 10 years	503,659	503,857	191,195	176,135

	852,896	842,566	376,195	344,265

Mortgage-backed securities
Due within 1 year	27	27	—	—
Due after 1 to 5 years	660	688	—	—
Due after 5 to 10 years	—	—	58,425	56,442
Due after 10 years	2,613,422	2,539,026	803,527	798,029

	2,614,109	2,539,741	861,952	854,471

	$3,467,005	$3,382,307	$1,238,147	$1,198,736

In keeping with the Group’s investment strategy, during the six-month periods ended June 30, 2008 and 2007, there were certain sales of available for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Proceeds from the sale of investment securities available-for-sale during the six-month periods ended June 30, 2008 and 2007, totaled $943.1 million and $23.0 million, respectively. Realized gains on those sales during the six-month periods ended June 30, 2008 and 2007, were $9.5 million and $358,000, respectively. There were no realized losses on those sales during the six-month periods ended June 30, 2008 and 2007.
The table below presents an analysis of the gross realized gains and losses by category for the six-month periods ended June 30, 2008 and 2007:
Six-month period ended June 30, 2008

In thousands

				Sale Book
Description	Original Face	Original Cost	Sale Proceeds	Value	Gains	Losses

Gain on Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$1,830	$1,843	$1,862	$1,804	$58	$—
Obligations of U.S. Government sponsored agencies	709,300	708,957	718,291	709,070	9,221	—

Total investment securities	711,130	710,800	720,153	710,874	9,279	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	250,287	250,506	198,348	198,229	119	—
GNMA certificates	24,958	26,440	24,633	24,509	124	—

Total mortgage-backed securities and CMOs	275,245	276,946	222,981	222,738	243	—

	$986,375	$987,746	$943,134	$933,612	$9,522	$—

Six-month period ended June 30, 2007

In thousands

	Original		Sale	Sale Book
Description	Face	Original Cost	Proceeds	Value	Gains	Losses

Gain on sale of securities available-for-sale
Investment securities
Corporate bonds and other	$25,000	$24,909	$23,032	$22,674	$358	$—

	$25,000	$24,909	$23,032	$22,674	$358	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008, and December 31, 2007.

June 30, 2008

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	$19,285	$210	$19,075
Mortgage-backed securities and CMOs	1,339,361	30,260	1,309,101
Structured credit investments	60,000	14,100	45,900

	1,418,646	44,570	1,374,076

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	16,184	706	15,478
Mortgage-backed securities and CMOs	592,327	49,535	542,792
Structured credit investments	25,548	2,340	23,208

	634,059	52,581	581,478

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Obligations of U.S. government entities	19,285	210	19,075
Puerto Rico government and agency obligations	16,184	706	15,478
Mortgage-backed securities and CMOs	1,931,688	79,795	1,851,893
Structured credit investments	85,548	16,440	69,108

	$2,052,705	$97,151	$1,955,554

Held-to-maturity

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	$636,823	$6,470	$630,353
Structured credit investments	96,171	29,682	66,489

	732,994	36,152	696,842

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	55,164	3,745	51,419
Mortgage-backed securities and CMOs	83,618	3,126	80,492

	138,782	6,871	131,911

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico government and agency obligations	55,164	3,745	51,419
Mortgage-backed securities and CMOs	720,441	9,596	710,845
Structured credit investments	96,171	29,682	66,489

	$871,776	$43,023	$828,753

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

At June 30, 2008, mortgage-backed securities include approximately $710.0 million in non-agency collateralized mortgage obligations with unrealized losses of $53.4 million in the Group’s available-for-sale investment securities portfolio. These obligations are collateralized by pools of mortgage loans originated in the U.S., and are senior classes having subordination of losses ranging from 4.7% to 16.6%, which provide the capacity to absorb estimated collateral losses. These issues, including one that is backed by Alternative-A (Alt-A) loan collateral originated in 2006, are rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s.
At June 30, 2008, the investment securities portfolio includes structured credit investments issued by U.S. institutions with balances of $85.5 million in the available-for-sale portfolio, and $96.2 million in the held-to-maturity portfolio, with unrealized losses of approximately $16.4 million and $29.7 million, respectively. The unrealized loss position is a reflection of the credit markets’ recent activity, with credit spreads widening significantly. The underlying collateral on the structures that the Group owns has performed adequately, with no defaults to date, and none of the structured credit investments has been downgraded.
All other securities in an unrealized loss position at June 30, 2008, are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. The Group’s management believes that the unrealized losses of such other securities at June 30, 2008, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer.
At June 30, 2008, management has the intent and ability to hold these investments until a period of time sufficient to allow for any recovery in fair value or maturity up to (or beyond) the cost of these investments. The Group is closely monitoring these securities for any decline in value that the Group’s management may consider to be other-than-temporary.
NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at June 30, 2008, and December 31, 2007, was as follows:

	(In thousands)
	June 30, 2008	December 31, 2007

Loans secured by real estate:
Residential mortgage loans	$968,875	$960,704
Home equity loans, secured personal loans and others	26,210	28,783
Commercial	153,509	135,070
Deferred loan fees, net	(3,320)	(2,887)

	1,145,274	1,121,670

Other loans:
Commercial	17,335	22,128
Personal consumer loans and credit lines	25,479	29,245
Deferred loan (fees) cost, net	(168)	12

	42,646	51,385

Loans receivable	1,187,920	1,173,055
Allowance for loan losses	(11,885)	(10,161)

Loans receivable, net	1,176,035	1,162,894
Mortgage loans held-for-sale	42,122	16,672

Total loans, net	$1,218,157	$1,179,566

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters and six-month periods ended June 30, 2008 and 2007.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At June 30, 2008, and December 31, 2007, the total balance of impaired loans was $1.6 million and $1.1 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group’s management determined that impaired loans did not require a valuation allowance in accordance with SFAS 114.

NOTE 4 — PLEDGED ASSETS
At June 30, 2008, residential mortgage loans amounting to $500.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $4.133 billion, $130.2 million, and $113.0 million at June 30, 2008, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $120,000 at June 30, 2008, were pledged to the Puerto Rico Treasury Department.
As of June 30, 2008, investment securities available-for-sale and held-to-maturity not pledged amounted to $168.9 million and $76.4 million, respectively. As of June 30, 2008, mortgage loans not pledged amounted to $533.8 million.
NOTE 5 — OTHER ASSETS
Other assets at June 30, 2008, and December 31, 2007 include the following:

	(In thousands)
	June 30, 2008	December 31, 2007
Prepaid expenses	$5,004	$2,645
Mortgage tax credits	4,992	69
Servicing asset	2,934	2,526
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Deferred charges	893	910
Accounts receivable and other assets	10,628	7,082

	$27,543	$16,324

Mortgage tax credits in the table above, are related to the approval on December 14, 2007, of the Act Number 97 (“the Act”) to stimulate the economy and private investment by stimulating the real estate industry, in particular the sale of housing. Under the terms of the Act certain home mortgage loans qualify for a government credit of up to $25,000. The Group disburses 100% of the residence purchase price not covered by down payment and records a loan for the amount disbursed less the government credit. The government credit is recorded as a mortgage tax credit, which can be used as a reduction of the Group’s income tax liability commencing with calendar year 2008. Mortgage tax credits are transferable.
NOTE 6 — BORROWINGS
     Short Term Borrowings
At June 30, 2008, short term borrowings amounted to $41.6 million (December 31, 2007 — $27.5 million) which mainly consist of federal funds purchased with a weighted average rate of 1.75% (December 31, 2007 — 1.83%).
     Securities Sold under Agreements to Repurchase
At June 30, 2008, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase, excluding accrued interest in the amount of $10.8 million at June 30, 2008, mature as follows:

(In thousands)
Balance
Short-term repurchase agreements
Due within 30 days	$50,000

Structured repurchase agreements
Due after 1 to 3 years	100,000
Due after 3 to 5 years	1,800,000
Due after 5 to 10 years	1,850,000

Sub-total structured repurchase agreements	3,750,000

Total repurchase agreements	$3,800,000

During the fourth quarter of 2006 and throughout 2007, the Group restructured most of its short-term repurchase agreements portfolio into longer-term, structured repurchase agreements. The terms of these structured positions range between three and ten years, and the counterparts have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms at June 30, 2008:
          (In thousands)

	Weighted-
Borrowing	Average	Settlement
Balance	Coupon	Date	Maturity Date	Next Put Date
$450,000	4.34%	12/28/2006	12/28/2011	12/28/2008
450,000	4.22%	12/28/2006	12/28/2011	9/28/2008
250,000	4.44%	3/02/2007	3/02/2017	3/2/2009
500,000	4.46%	3/02/2007	3/02/2017	3/2/2009
150,000	4.31%	3/06/2007	12/06/2012	12/7/2009
900,000	3.71%	3/06/2007	3/06/2017	3/6/2009
350,000	4.26%	5/09/2007	5/09/2012	8/9/2008
100,000	3.71%	3/06/2007	3/06/2017	3/6/2009
100,000	4.67%	7/27/2007	7/27/2014	1/27/2010
100,000	4.39%	8/14/2007	8/16/2010	8/14/2008
100,000	4.50%	8/14/2007	8/14/2012	8/14/2009
300,000	4.47%	9/13/2007	9/13/2012	9/13/2009

$3,750,000	4.19%

Advances from the Federal Home Loan Bank
At June 30, 2008, the advances from the FHLB, excluding accrued interest in the amount of $1.9 million, mature as follows:

(In thousands)
Balance
Short-term FHLB advances
Due after 60 to 90 days	$50,000

Structured FHLB advances
Due after 3 to 5 years	225,000
Due after 5 to 10 years	55,000

Sub-total structured FHLB advances	280,000

Total FHLB advances	$330,000

During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms at June 30, 2008:
          (In thousands)

	Weighted-
Borrowing	Average	Settlement
Balance	Coupon	Date	Maturity Date	Next Put Date
$25,000	4.37%	5/04/2007	5/04/2012	8/5/2008
25,000	4.20%	5/08/2007	5/08/2014	8/8/2008
30,000	4.22%	5/11/2007	5/11/2014	8/13/2008
25,000	4.57%	7/24/2007	7/24/2012	7/24/2008
25,000	4.26%	7/30/2007	7/30/2012	7/30/2008
50,000	4.33%	8/10/2007	8/10/2012	8/10/2008
100,000	4.09%	8/16/2007	8/16/2012	8/16/2008

$280,000	4.24%

Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at June 30, 2008, and December 31, 2007.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (5.76% at June 30, 2008; 7.94% at December 31, 2007), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years (September 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
NOTE 7 — DERIVATIVE ACTIVITIES
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
During the six-month period ended June 30, 2008, losses of $7.6 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of income. This was mainly due to an interest-rate swap contract that the Group entered in on January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was subsequently terminated, resulting in a loss to the Group of approximately $7.9 million. For the six-month period ended June 30, 2007, gains of $8.4 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of income, which included and $8.2 million gain from the elimination of forecasted transactions on interest rate swaps unwound in 2006. There were no outstanding interest-rate swap contracts at June 30, 2008 and December 31, 2007.
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
There were no derivatives designated as a hedge as of June 30, 2008, and December 31, 2007. Derivatives not designated as a hedge, consist of purchased options used to manage the exposure to the stock market on stock indexed deposits with notional amounts of $150,335,000 and $152,530,000 as of June 30, 2008, and December 31, 2007, respectively; embedded options on stock indexed deposits with notional amounts of $141,524,605 and $147,073,000 as of June 30, 2008, and December 31, 2007, respectively.
At June 30, 2008, and December 31, 2007, the purchased options used to manage the exposure to the stock market on stock indexed deposits amounted represented and asset of $27.6 million and $40.7 million, respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $26.2 million and $38.8 million, respectively.
NOTE 8 — FAIR VALUE
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
Level 1 — Level 1 asset and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.
The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair values is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and a non-agency collateralized mortgage obligation backed by Alternative-A (Alt-A) loan collateral originated in 2006 are not trading actively in the current market; accordingly, they do not exhibit readily observable prices. Based on their valuation methodology, such investments are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligation backed by Alternative-A (Alt-A) loan collateral originated in 2006 are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, delinquency and loss rates. The assumptions used are drawn from a combination of internal and external data sources. A third-party valuation of these investments, in which all economic assumptions are determined by this third-party (external-based valuation), is obtained at least on a quarterly basis and is used by management as a benchmark to evaluate the adequacy of the cash flow model and the reasonableness of the assumptions and fair value estimates developed internally for the internal-based valuation. The external-based valuations are analyzed and assumptions are evaluated and incorporated in the internal-based valuation model when deemed necessary and agreed by management.
Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained from counterparties or an external pricing source and validated by management. Based on their valuation methodology, are classified as Level 3. These options are tied in to Asian options whose payoff is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions used which are uncertain and require a degree of judgment, include primarily S&P Index volatility and leverage. The external-based valuations are analyzed and assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	June 30, 2008
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3

Investment securities available-for-sale	$—	$3,171,129	$211,178
Money market instruments	44,902	—	—
Derivative asset	—	—	27,641
Derivative liability	—	—	(26,177)

	$44,902	$3,171,129	$212,642

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2008.

	Total Fair Value Measurements			Total Fair Value Measurements
	(Quarter ended June 30, 2008)			(Six-month period ended June 30, 2008)
	Investment			Investment
	securities			securities
Level 3 Instruments Only	available	Derivative	Derivative	available	Derivative	Derivative
(In thousands)	for-sale	asset	liability	for-sale	asset	liability

Beginning balance	$73,658	$34,475	$(32,806)	$78,360	$40,709	$(38,793)
Total gains (losses) (realized/unrealized):
Included in earnings	—	(712)	939	—	(3,873)	4,172
Included in other comprehensive income	(4,550)	—	—	(9,252)	—	—
New instruments acquired	—	2,574	(2,541)	—	3,384	(3,344)
Principal repayment and amortization	—	(8,696)	8,231	—	(12,579)	11,788
Transfer of non-agency CMOs to Level 3	142,070	—	—	142,070	—	—

Ending balance	$211,178	$27,641	$(26,177)	$211,178	$27,641	$(26,177)

NOTE 9 — SEGMENT REPORTING
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
Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2008 and 2007:

	Unaudited (In thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

Quarter ended June 30, 2008
Interest income	$20,567	$64,569	$22	$85,158	$—	$85,158
Interest expense	(8,322)	(48,401)	—	(56,723)	—	(56,723)

Net interest income	12,245	16,168	22	28,435	—	28,435
Non-interest income (loss)	2,589	(41)	4,102	6,650	—	6,650
Non-interest expenses	(14,181)	(945)	(2,954)	(18,080)	—	(18,080)
Intersegment revenue	852	—	—	852	(852)	—
Intersegment expense	—	(150)	(702)	(852)	852	—
Provision for loan losses	(1,980)	—	—	(1,980)	—	(1,980)

Income (loss) before income taxes	$(475)	$15,032	$468	$15,025	$—	$15,025

Total assets at June 30, 2008	$1,573,026	$4,768,752	$11,003	$6,352,781	$(292,602)	$6,060,179

Quarter ended June 30, 2007
Interest income	$22,666	$48,078	$57	$70,801	$—	$70,801
Interest expense	(9,307)	(43,572)	(232)	(53,111)	—	(53,111)

Net interest income (expense)	13,359	4,506	(175)	17,690	—	17,690
Non-interest income	1,747	2,194	3,855	7,796	—	7,796
Non-interest expenses	(13,683)	(848)	(2,946)	(17,477)	—	(17,477)
Intersegment revenue	928	—	—	928	(928)	—
Intersegment expense	—	(152)	(776)	(928)	928	—
Provision for loan losses	(1,375)	—	—	(1,375)	—	(1,375)

Income (loss) before income taxes	$976	$5,700	$(42)	$6,634	$—	$6,634

Total assets at June 30, 2007	$1,748,466	$3,829,549	$12,077	$5,590,092	$(299,443)	$5,290,649

	Unaudited (In thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total

Six-month period ended June 30, 2008
Interest income	$40,391	$126,810	$58	$167,259	$—	$167,259
Interest expense	(18,006)	(95,909)	—	(113,915)	—	(113,915)

Net interest income	22,385	30,901	58	53,344	—	53,344
Non-interest income	5,223	1,234	9,057	15,514	—	15,514
Non-interest expenses	(27,760)	(2,011)	(6,039)	(35,810)	—	(35,810)
Intersegment revenue	1,792	—	—	1,792	(1,792)	—
Intersegment expense	—	(342)	(1,450)	(1,792)	1,792	—
Provision for loan losses	(3,630)	—	—	(3,630)	—	(3,630)

Income (loss) before income taxes	$(1,990)	$29,782	$1,626	$29,418	$—	$29,418

Total assets at June 30, 2008	$1,573,026	$4,768,752	$11,003	$6,352,781	$(292,602)	$6,060,179

Six-month period ended June 30, 2007
Interest income	$45,009	$87,161	$130	$132,300	$—	$132,300
Interest expense	(17,716)	(83,065)	(441)	(101,222)	—	(101,222)

Net interest income (expense)	27,293	4,096	(311)	31,078	—	31,078
Non-interest income	3,024	11,146	8,757	22,927	—	22,927
Non-interest expenses	(25,734)	(1,579)	(5,991)	(33,304)	—	(33,304)
Intersegment revenue	1,876	—	—	1,876	(1,876)	—
Intersegment expense	—	(298)	(1,578)	(1,876)	1,876	—
Provision for loan losses	(2,450)	—	—	(2,450)	—	(2,450)

Income before income taxes	$4,009	$13,365	$877	$18,251	$—	$18,251

Total assets at June 30, 2007	$1,748,466	$3,829,549	$12,077	$5,590,092	$(299,443)	$5,290,649

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands, except per share data)

	Quarter ended June 30,			Six-months ended June 30,
	2008	2007	Variance %	2008	2007	Variance %
EARNINGS DATA:

Interest income	$85,158	$70,801	20.3%	$167,259	$132,300	26.4%
Interest expense	56,723	53,111	6.8%	113,915	101,222	12.5%

Net interest income	28,435	17,690	60.7%	53,344	31,078	71.6%
Provision for loan losses	1,980	1,375	44.0%	3,630	2,450	48.2%

Net interest income after provision for loan losses	26,455	16,315	62.2%	49,714	28,628	73.7%
Non-interest income	6,650	7,796	-14.7%	15,514	22,927	-32.3%
Non-interest expenses	18,080	17,477	3.5%	35,810	33,304	7.5%

Income before taxes	15,025	6,634	126.5%	29,418	18,251	61.2%
Income tax expense (benefit)	598	187	219.8%	(1,857)	811	-329.0%

Net Income	14,427	6,447	123.8%	31,275	17,440	79.3%
Less: dividends on preferred stock	(1,200)	(1,201)	-0.1%	(2,401)	(2,401)	—

Net income available to common shareholders	$13,227	$5,246	152.1%	$28,874	$15,039	92.0%

PER SHARE DATA:
Basic	$0.54	$0.21	157.1%	$1.19	$0.61	95.1%

Diluted	$0.54	$0.21	157.1%	$1.19	$0.61	95.1%

Average common shares outstanding	24,290	24,488	-0.8%	24,227	24,480	-1.0%
Average potential common share-options	94	75	25.3%	110	97	13.4%

Average shares and shares equivalents	24,384	24,563	-0.7%	24,337	24,577	-1.0%

Book value per common share	$9.60	$9.99	-3.9%	$9.60	$9.99	-3.9%

Market price at end of period	$14.26	$10.91	30.7%	$14.26	$10.91	30.7%

Cash dividends declared per common share	$0.14	$0.14	0.0%	$0.28	$0.28	0.0%

Cash dividends declared on common share	$3,405	$3,433	-0.8%	$6,804	$6,861	-0.8%

Return on average assets (ROA)	0.95%	0.49%	93.9%	1.01%	0.70%	44.3%

Return on average common equity (ROE)	20.65%	7.87%	162.4%	20.64%	11.22%	84.0%

Equity-to-assets ratio	4.97%	5.93%	-16.2%	4.97%	5.93%	-16.2%

Efficiency ratio	51.82%	72.30%	-28.3%	53.20%	75.11%	-29.2%

Expense ratio	0.78%	0.78%	0.0%	0.74%	0.81%	-8.6%

Interest rate spread	1.68%	1.17%	43.6%	1.53%	1.04%	47.1%

Interest rate margin	1.90%	1.40%	35.7%	1.80%	1.30%	38.5%

Number of financial centers	24	24	0.0%	24	24	0.0%

	June 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2008	2007	Variance %
(In thousands)

Investments and loans
Investments securities	$4,643,977	$4,585,610	1.27%
Loans (including loans held-for-sale), net	1,218,157	1,179,566	3.27%

	$5,862,134	$5,765,176	1.68%

Deposits and Borrowings
Deposits	$1,492,419	$1,246,420	19.74%
Repurchase agreements	3,810,752	3,861,411	-1.31%
Other borrowings	409,561	395,441	3.57%
Securities purchased but not yet received	23,103	111,431	-79.27%

	$5,735,835	$5,614,703	2.16%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.00%
Common equity	233,167	291,461	-20.00%

	$301,167	$359,461	-16.22%

Capital ratios
Leverage capital	6.80%	6.69%	1.64%

Tier 1 risk-based capital	17.26%	18.59%	-7.15%

Total risk-based capital	17.76%	19.06%	-6.82%

Trust assets managed	$1,936,804	$1,962,226	-1.30%
Broker-dealer assets gathered	1,294,010	1,281,168	1.00%

Assets managed	3,230,814	3,243,394	-0.39%
Assets owned	6,060,179	5,999,855	1.01%

Total financial assets managed and owned	$9,290,993	$9,243,249	0.52%

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
During the second quarter of 2008, the strategies in place enabled the Group to continue to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights for the second quarter included:
•	The sixth consecutive quarter of net interest margin improvement, to 1.90% from 1.40% in the year ago quarter and 1.68% in the previous quarter

•	Significant reduction in cost of funds to 4.01%, down 9.7% from the year ago quarter and down 4.8% from the previous quarter

•	Growth in loan originations, which totaled $92.6 million for the second quarter, representing increases of 7.2% from the year ago quarter and 39.8% from the previous quarter, while maintaining high credit quality

•	A continued year over year increase in profitability even though the Group’s total assets are at the same level as at December 31, 2007 and slightly lower than at March 31, 2008

Income Available to Common Shareholders
For the quarter and six-month periods ended June 30, 2008, the Group’s income available to common shareholders totaled $13.2 million and $28.9 million, respectively, compared to $5.2 million and $15.0 million, respectively, in the comparable year-ago quarter and six-month period. Earnings per basic and fully diluted common share were $0.54 for the quarter ended June 30, 2008, compared to $0.21 per basic and fully diluted common share in the same year-ago quarter, and $1.19 for the six-month period ended June 30, 2008, compared to $0.61 in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and six-month period ended June 30, 2008, was 20.65% and 20.64%, respectively, up from 7.87% and 11.22%, for the quarter and six-months ended June 30, 2007, respectively. Return on average assets (ROA) for the quarter and six-month period ended June 30, 2008, was 0.95% and 1.01%, respectively, up from 0.49% and 0.70%, for the quarter and six-months ended June 30, 2007, respectively, representing an increase of 93.9% and 44.3% over the same year-ago periods.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 62.2% for the quarter and 73.7% for the six-month period ended June 30, 2008, totaling $26.5 million and $49.7 million, respectively, compared with $16.3 million and $28.6 million for the same periods last year. The increase of 20.3% and 26.4% in interest income for the quarter and six-month period ended June 30, 2008, totaling $85.2 million and $167.3 million, respectively, compared with $70.8 million and $132.3 million, respectively, for the same periods last year was mainly due to higher investment securities volumes and higher average yields. Interest expense increased by 6.8% and 12.5% for the quarter and six-month periods ended June 30, 2008, as compared to same periods last year, primarily due to higher average balances in the deposits and borrowings portfolios. Net interest margin for the quarter and six-month periods ended June 30, 2008, was 1.90% and 1.80%, respectively, compared to 1.40% and 1.30%, respectively, for the same periods last year.
Non-Interest Income
Total non-interest income was $6.7 million and $15.5 million, respectively, for the quarter and six-month period ended June 30, 2008, representing a decrease of 14.7% and of 32.3%, when compared to the corresponding periods ended June 30, 2007. Total banking and financial services revenues of $6.5 million for the quarter ended June 30, 2008, remained level when compared to the same period a year ago, and amounted to $14.0 million for the six-month period ended June 30, 2008, an increase of 5.3% from the $13.3 million for the same period a year ago. Securities, derivatives and trading activities revenues for the quarter and six-month period ended June 30, 2008 amounted to $458,000 and $2.1 million, respectively, compared to $292,000 and $9.5 million, for the same periods year-ago, mainly due to a gain of $8.2 million that resulted from the elimination of forecasted transactions on the cash flow hedges of interest rate swaps contracts that were terminated in July and December 2006.
Non-Interest Expenses
Non-interest expenses totaled $18.1 million and $35.8 million, respectively, for the quarter and six-month period ended June 30, 2008, compared to $17.5 million and $33.3 million, respectively, in the year ago periods, primarily as a result of higher insurance, professional fees and compensation expense.
Income Tax Expense
The income tax expense (benefit) was $598,000 and ($1.9) million, respectively, for the quarter and six-month period ended June 30, 2008, compared to an expense $187,000 and $811,000 for the respective periods ended June 30, 2007, mainly due to the expiration of certain tax contingencies and the reassessment of the valuation allowance for the deferred tax asset.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At June 30, 2008, total financial assets reached $9.291 billion, compared to $9.243 billion at December 31, 2007, a 0.52% increase. When compared to December 31, 2007, there was 1.01% increase in assets owned as of June 30, 2008, while assets managed by the trust division and the broker-dealer subsidiary remained leveled at $3.2 billion. Owned assets are approximately 95% owned by the Group’s banking subsidiary and its IBE subsidiary.

The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At June 30, 2008, total assets managed by the Group’s trust division and CPC amounted to $1.937 billion, compared to $1.962 billion at December 31, 2007. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2008, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.294 billion, compared to $1.281 billion at December 31, 2007.
Interest Earning Assets
The investment portfolio amounted to $4.644 billion at June 30, 2008, a 1.27% increase compared to $4.586 billion at December 31, 2007, while the loan portfolio increased 3.27% to $1.218 billion at June 30, 2008, compared to $1.180 billion at December 31, 2007.
The mortgage loan portfolio totaled $1.034 billion at June 30, 2008, a 1.60% increase from $1.018 million at June 30, 2007, and an increase of 3.10%, from $1.003 million at December 31, 2007. Mortgage loan production for the six-month period ended June 30, 2008, totaled $125.3 million, which represents a 7.2% decrease compared to the same period last year. This decrease was due, in part, to a reduction in consumer demand, and the result of tighter underwriting standards adopted by the Group in view of the current economic environment.
Interest Bearing Liabilities
Total deposits amounted to $1.492 billion at June 30, 2008, an increase of 19.74% compared to $1.246 billion at December 31, 2007, primarily due to increased retail certificate of deposit and savings accounts, and a $117.4 million increase during the second quarter of 2008 in wholesale certificates of deposit that are used as a more economical and flexible alternative for replacing higher cost deposits and short-term repurchase agreements.
Stockholders’ Equity
Stockholders’ equity at June 30, 2008, was $301.2 million, compared to $359.5 million at December 31, 2007, reflecting decreased mark-to-market valuation on the available-for-sale investment securities portfolio, partially offset by a 42.2% increase in retained earnings.
The Group’s capital ratios remain above regulatory capital requirements, with risk-based capital ratios significantly above regulatory capital adequacy guidelines. At June 30, 2008, Tier 1 Leverage Capital Ratio was 6.80% (1.7 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 17.26% (4.3 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 17.76% (2.2 times the minimum of 8.00%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2008	2007	in %	2008	2007	in BPS	2008	2007	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$85,158	$70,801	20.3%	5.69%	5.61%	8	$5,984,658	$5,046,727	18.6%
Tax equivalent adjustment	28,113	26,920	4.4%	1.88%	2.13%	(25)	—	—	—

Interest-earning assets — tax equivalent	113,271	97,721	15.9%	7.57%	7.74%	(17)	5,984,658	5,046,727	18.6%
Interest-bearing liabilities	56,722	53,111	6.8%	4.01%	4.44%	(43)	5,664,472	4,781,106	18.5%

Tax equivalent net interest income / spread	$56,549	$44,610	26.8%	3.56%	3.30%	26	$320,186	$265,621	20.5%

Tax equivalent interest rate margin				3.78%	3.53%	25

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$64,858	$47,595	36.3%	5.49%	5.11%	38	$4,728,682	$3,727,268	26.9%
Trading securities	4	3	33.3%	5.00%	6.45%	(145)	320	186	72.2%
Money market investments	614	888	-30.9%	5.16%	5.73%	(57)	47,558	61,965	-23.3%

	65,476	48,486	35.0%	5.48%	5.12%	36	4,776,560	3,789,419	26.0%

Loans:
Mortgage	16,608	16,888	-1.7%	6.47%	6.78%	(31)	1,026,184	995,669	3.1%
Commercial	2,438	4,554	-46.5%	6.26%	7.93%	(167)	155,889	229,750	-32.1%
Consumer	636	873	-27.1%	9.78%	10.95%	(117)	26,025	31,889	-18.4%

	19,682	22,315	-11.8%	6.52%	7.10%	(58)	1,208,098	1,257,308	-3.9%

	85,158	70,801	20.3%	5.69%	5.61%	8	5,984,658	5,046,727	18.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	37,874	35,827	5.7%
Now accounts	187	206	-9.2%	1.05%	1.19%	(14)	71,306	69,131	3.1%
Savings	3,313	3,351	-1.1%	3.04%	4.27%	(123)	435,257	314,151	38.6%
Certificates of deposit	8,765	10,044	-12.7%	3.97%	4.66%	(69)	883,467	861,244	2.6%

	12,265	13,601	-9.8%	3.44%	4.25%	(81)	1,427,904	1,280,353	11.5%

Borrowings:
Repurchase agreements	40,208	36,542	10.0%	4.20%	4.46%	(26)	3,832,251	3,274,576	17.0%
Financing fees	—	(25)	-100.0%	0.00%	0.00%	0	—	—	—

Total repurchase agreements	40,208	36,517	10.1%	4.20%	4.46%	(26)	3,832,251	3,274,576	17.0%
FHLB advances	3,507	1,981	77.0%	4.24%	4.57%	(33)	330,559	173,419	90.6%
Subordinated capital notes	534	766	-30.4%	5.91%	8.75%	(284)	36,083	35,000	3.1%
Term notes	—	6	-100.0%	0.00%	2.19%	(219)	—	1,108	-100.0%
Other borrowings	209	240	-12.8%	2.22%	5.77%	(355)	37,675	16,650	126.3%

	44,458	39,510	12.5%	4.20%	4.51%	(31)	4,236,568	3,500,753	21.0%

	56,723	53,111	6.8%	4.01%	4.44%	(43)	5,664,472	4,781,106	18.5%

Net interest income / spread	$28,435	$17,690	60.7%	1.68%	1.17%	51

Interest rate margin				1.90%	1.40%	50

Excess of average interest-earning assets over average interest-bearing liabilities							$320,186	$265,621	20.5%

Average interest-earning assets over average interest-bearing liabilities ratio							105.65%	105.56%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$12,631	$4,358	$16,989
Loans	(873)	(1,759)	(2,632)

	11,758	2,599	14,357

Interest Expense:
Deposits	1,567	(2,903)	(1,336)
Repurchase agreements	6,219	(2,526)	3,693
Other borrowings	2,357	(1,101)	1,256

	10,143	(6,530)	3,613

Net Interest Income	$1,615	$9,129	$10,744

TABLE 1A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2008	2007	in %	2008	2007	in BPS	2008	2007	in %
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$167,259	$132,300	26.4%	5.65%	5.54%	11	$5,921,928	$4,777,612	24.0%
Tax equivalent adjustment	55,246	50,572	9.2%	1.87%	2.12%	(25)	—	—	—

Interest-earning assets — tax equivalent	222,505	182,872	21.7%	7.52%	7.66%	(14)	5,921,928	4,777,612	24.0%
Interest-bearing liabilities	113,915	101,222	12.5%	4.12%	4.50%	(38)	5,528,851	4,501,685	22.8%

Tax equivalent net interest income / spread	$108,590	$81,650	33.0%	3.40%	3.16%	24	$393,077	$275,927	42.5%

Tax equivalent interest rate margin				3.67%	3.42%	25

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$126,273	$87,069	45.0%	5.40%	5.00%	40	$4,680,539	$3,483,777	34.4%
Investment management fees	—	(290)	-100.0%	0.00%	-0.02%	2	—	—	—

Total investment securities	126,273	86,779	45.5%	5.40%	4.98%	42	4,680,539	3,483,777	34.4%
Trading securities	9	14	-35.7%	3.99%	4.28%	(29)	451	654	-31.0%
Money market investments	1,467	1,344	9.2%	4.31%	5.76%	(145)	68,060	46,682	45.8%

	127,749	88,137	44.9%	5.38%	4.99%	39	4,749,050	3,531,113	34.5%

Loans:
Mortgage	32,932	33,215	-0.9%	6.46%	6.77%	(31)	1,019,699	981,416	3.9%
Commercial	5,251	9,156	-42.6%	8.24%	7.90%	34	127,401	231,915	-45.1%
Consumer	1,327	1,792	-25.9%	10.30%	10.81%	(51)	25,778	33,168	-22.3%

	39,510	44,163	-10.5%	6.74%	7.09%	(35)	1,172,878	1,246,499	-5.9%

	167,259	132,300	26.4%	5.65%	5.54%	11	5,921,928	4,777,612	24.0%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	36,513	36,266	0.7%
Now accounts	398	409	-2.6%	1.27%	1.16%	11	62,977	70,282	-10.4%
Savings	7,701	6,268	22.9%	3.66%	4.18%	(52)	420,841	299,900	40.3%
Certificates of deposit	16,595	19,172	-13.4%	4.29%	4.56%	(27)	773,648	840,369	-7.9%

	24,694	25,849	-4.5%	3.82%	4.15%	(33)	1,293,979	1,246,817	3.8%

Borrowings:
Repurchase agreements	80,448	69,636	15.5%	4.20%	4.60%	(40)	3,828,410	3,025,163	26.6%
Interest rate risk management	—	(773)	-100.0%	0.00%	-0.05%	5	—	—	—
Financing fees	—	441	-100.0%	0.00%	0.03%	(3)	—	—	—

Total repurchase agreements	80,448	69,304	16.1%	4.20%	4.58%	(38)	3,828,410	3,025,163	26.6%
FHLB advances	7,046	3,905	80.4%	4.24%	4.60%	(36)	332,402	169,725	95.8%
Subordinated capital notes	1,236	1,524	-18.9%	6.85%	8.58%	(173)	36,083	35,539	1.5%
Term notes	—	195	-100.0%	0.00%	5.12%	(512)	—	7,044	-100.0%
Other borrowings	491	445	10.3%	2.58%	5.29%	(271)	37,977	17,397	118.3%

	89,221	75,373	18.4%	4.21%	4.63%	(42)	4,234,872	3,254,868	30.1%

	113,915	101,222	12.5%	4.12%	4.50%	(38)	5,528,851	4,501,685	22.8%

Net interest income / spread	$53,344	$31,078	71.6%	1.53%	1.04%	49

Interest rate margin				1.80%	1.30%	50

Excess of average interest-earning assets over average interest-bearing liabilities							$393,077	$275,927	42.5%

Average interest-earning assets over average interest-bearing liabilities ratio							107.11%	106.13%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$30,400	$9,213	$39,613
Loans	(2,609)	(2,045)	(4,654)

	27,791	7,168	34,959

Interest Expense:
Deposits	978	(2,133)	(1,155)
Repurchase agreements	18,402	(7,258)	11,144
Other borrowings	4,670	(1,966)	2,704

	24,050	(11,357)	12,693

Net Interest Income	$3,741	$18,525	$22,266

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

For the quarter and six-month period ended June 30, 2008, net interest income amounted to $28.4 million and $53.3 million, respectively, an increase of 60.7% and 71.6% from $17.7 million and $31.1 million, in the same periods of the previous year. The increase for the quarter and six-month period reflects a 20.3% and 26.4% increase in interest income, due to a positive volume variance $11.8 million and $27.8 million, respectively, and a positive rate variance of $2.6 million and $7.2 million, respectively. The increase of 6.8% and 12.5% in interest expense for the quarter and six-month period ended June 30, 2008, was primarily the result of an increase of $10.1 million and $24.1 million, respectively in interest expense from higher volume of interest-bearing liabilities, offset by reduced rates on such interest-bearing liabilities. Interest rate spread increased 51 basis points to 1.68% for the quarter ended June 30, 2008, from 1.17% in the June 30, 2007 quarter, and 49 basis points to 1.53% for the six-month period ended June 30, 2008 from 1.04% for the year ago period. These increases reflect the full benefits of the actions taken by the Group to reposition the available-for-sale investment securities portfolio and its funding in late 2006 and during 2007.
For the quarter and six-month period ended June 30, 2008, the average balances of total interest-earnings assets were $5.985 billion and $5.922 billion, an 18.6% and 24.0% increase from the same periods last year. The increase in the quarterly average balance reflects increases of 26.0% to $4.777 billion in the investment portfolio, partially offset by a decrease of 3.9% to $1.208 billion in the loans portfolio for the 2008 quarter. The increase in the six-month period average balance reflects increases of 34.5% to $4.749 billion in the investment portfolio, partially offset by a decrease of 5.9% to $1.173 billion in the loans portfolio for the 2008 six-month period.
For the quarter and six-month period ended June 30, 2008, the average yield on interest-earning assets was 5.69% and 5.65%, respectively, compared to 5.61% and 5.54% in the same period last year, due to higher average yields in the investment portfolio, offset by lower yields in the loan portfolio. The investment portfolio yield increased to 5.48% and 5.38% in the quarter and six-month period ended June 30, 2008, respectively, versus 5.12% and 4.99%, in the same period last year, respectively, due to additions of higher-yielding investments.
For the quarter and six-month period ended June 30, 2008, interest expense amounted to $56.7 million and $113.9 million, respectively, an increase of 6.8% and 12.5%, respectively, from $53.1 million and $101.2 million, in the same period last year, mainly resulting from higher volume of interest-bearing liabilities.
For the quarter ended June 30, 2008, the cost of deposits decreased 81 basis points to 3.44%, as compared to the same period a year ago. For the six-month period ended June 30, 2008, the cost of deposits decreased 33 basis points to 3.82%, as compared to the same period a year ago. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter and six-month period ended June 30, 2008, the cost of borrowings decreased 31 basis points and 42 basis points, respectively, to 4.20% and 4.21%, respectively, from the same period last year.
TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND SIX-MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Quarter ended June 30,			Six-Month period ended June 30,
	2008	2007	Variance %	2008	2007	Variance %
Financial service revenues	$4,500	$4,049	11.1%	$8,740	$8,892	-1.7%
Banking service revenues	1,395	2,265	-38.4%	2,922	4,139	-29.4%
Investment banking revenues	12	—	100.0%	750	—	100.0%
Mortgage banking activities	545	170	220.6%	1,551	232	568.5%

Total banking and financial service revenues	6,452	6,484	-0.5%	13,963	13,263	5.3%

Securities net activity	198	10	1880.0%	9,512	369	2477.8%
Derivatives net gain (loss)	228	88	159.1%	(7,575)	8,384	-190.4%
Trading net gain (loss)	16	2	700.0%	(1)	2	-150.0%
Income from other investments	16	192	-91.7%	126	701	-82.0%

Securities, derivatives and trading activities	458	292	56.8%	2,062	9,456	-78.2%

Equity in earnings of investment in limited liability partnership	—	967	100.0%	—	76	100.0%
Gain (loss) on foreclosed real estate	(260)	30	-966.7%	(510)	67	-861.2%
Other	—	23	100.0%	(1)	65	-101.5%

Total non-interest income	$6,650	$7,796	-14.7%	$15,514	$22,927	-32.3%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $6.7 million and $15.5 million in the quarter and six-month periods ended June 30, 2008, a decrease of 14.7% and 32.3% when compared to $7.8 million and $22.9 million in the same periods last year. Decreases in revenues from securities and derivatives activities were partially offset by increases in revenues generated mortgage and investment banking activities.
Financial service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities is the principal recurring component of non-interest income. For the quarter and six-month periods ended June 30, 2008, revenues from such activities were $6.5 million and $14.0 million, an decrease of 0.5% when compared with the quarter last year and an increase of 5.3% compared with June 2007, from the $6.5 million and $13.3 million recorded by the Group for the same respective period last year. Financial service revenues increased by 11.1% to $4.5 million for the quarter and decreased by 1.7% to $8.7 million for the six-month periods ended June 30, 2008, from $4.0 million and $8.9 million in the same corresponding period last year. Revenues from mortgage banking activities for the quarter and six-month periods ended June 30, 2008, were $545,000 and $1.6 million, a considerable increase when compared to $170,000 and $232,000 for the same period a year ago. Investment banking revenues for the quarter and six-month periods ended June 30, 2008, amounted to $12,000 and $750,000.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and six-month periods ended June 30, 2008, these revenues were $1.4 million and $2.9 million, a decrease of 38.4% and 29.4% from $2.3 million and $4.1 million for the same period last year, reflecting reduced consumer banking activity.
For the quarter and six-month periods ended June 30, 2008, gains from securities, derivatives and trading activities were $458,000 and $2.1 million, compared to $292,000 and $9.5 million for the same period last year. During the six-month period ended June 30, 2008, losses of $7.6 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of income. This was mainly due to an interest-rate swap contract that the Group entered in on January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was subsequently terminated, resulting in a loss to the Group of approximately $7.9 million. For the six-month period ended June 30, 2007, gains of $8.4 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of income, which included and $8.2 million gain from the elimination of forecasted transactions on interest rate swaps unwound in 2006.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
     (In thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2008	2007	Variance %	2008	2007	Variance %

Compensation and employee benefits	$7,824	$6,916	13.1%	$15,539	$13,661	13.7%
Occupancy and equipment	3,365	3,343	0.7%	6,652	6,337	5.0%
Professional and service fees	2,267	1,984	14.3%	4,147	3,522	17.7%
Advertising and business promotion	836	1,118	-25.2%	1,910	1,911	-0.1%
Loan servicing expenses	339	540	-37.2%	670	1,063	-37.0%
Directors and investor relations expenses	303	769	-60.6%	581	1,300	-55.3%
Taxes, other than payroll and income taxes	607	489	24.1%	1,218	937	30.0%
Electronic banking charges	396	457	-13.3%	814	916	-11.1%
Clearing and wrap fees expenses	313	310	1.0%	607	675	-10.1%
Communications	325	308	5.5%	650	646	0.6%
Insurance	579	211	174.4%	1,181	427	176.6%
Foreclosure expenses	201	338	-40.5%	351	405	-13.3%
Printing, postage, stationery and supplies	245	189	29.6%	522	391	33.5%
Other expenses	480	505	-5.0%	968	1,113	-13.0%

Total non-interest expenses	$18,080	$17,477	3.5%	$35,810	$33,304	7.5%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	43.3%	39.6%		43.4%	41.0%

Compensation to total assets (annualized)	0.52%	0.52%		0.51%	0.52%

Average compensation per employee (annualized)	$56.6	$53.6		$56.5	$52.1

Average number of employees	553	516		550	524

Assets owned per average employee	$10,959	$10,253		$11,019	$10,097

Non-interest expenses for the quarter and six-month period ended June 30, 2008, were $18.1 million and $35.8 million, representing increases of 3.5% and 7.5%, respectively, when compared to $17.5 million and $33.3 million in the same period a year ago, primarily as a result of higher professional fees, insurance expense and compensation expense. The non-interest expense results reflect an efficiency ratio of 51.82% for the quarter ended June 30, 2008, compared to 72.30% in the same quarter last year. For the six-month period ended June 30, 2007, the efficiency ratio was 53.20% compared to 75.11% for the same period last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $1.6 million and $9.7 million for the six-month period ended June 30, 2008 and 2007, respectively.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2008	2007	%	2008	2007	%

Balance at beginning of period	$11,092	$8,046	37.9%	$10,161	$8,016	26.8%
Provision for loan losses	1,980	1,375	44.0%	3,630	2,450	48.2%
Net credit losses — see Table 5	(1,187)	(989)	20.0%	(1,906)	(2,034)	-6.3%

Balance at end of period	$11,885	$8,432	41.0%	$11,885	$8,432	41.0%

Selected Data and Ratios:
Outstanding gross loans at June 30,				$1,230,042	$1,280,609	-3.9%
Allowance coverage ratios:
Total loans				0.97%	0.65%	49.23%
Non-performing loans				17.27%	16.70%	3.41%
Non-mortgage non-performing loans				299.67%	217.30%	37.91%
TABLE 5 — NET CREDIT LOSSES STATISTICS
(In thousands)

	Quarter Ended June 30,		Change in	Six-Month Period Ended June 30,		Change in
	2008	2007	%	2008	2007	%
Mortgage
Charge-offs	$(314)	$(480)	-34.6%	$(480)	$(1,026)	-53.2%
Recoveries	—	—	—	—	—	—

	(314)	(480)	-34.6%	(480)	(1,026)	-53.2%

Commercial
Charge-offs	(142)	(14)	914.3%	(142)	(14)	914.3%
Recoveries	1	13	-92.3%	14	22	-36.4%

	(141)	(1)	14000.0%	(128)	8	-1700.0%

Consumer
Charge-offs	(801)	(611)	31.1%	(1,432)	(1,232)	16.2%
Recoveries	69	103	-33.0%	134	216	-38.0%

	(732)	(508)	44.1%	(1,298)	(1,016)	27.8%

Net credit losses
Total charge-offs	(1,257)	(1,105)	13.8%	(2,054)	(2,272)	-9.6%
Total recoveries	70	116	-39.7%	148	238	-37.8%

	$(1,187)	$(989)	20.0%	$(1,906)	$(2,034)	-6.3%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.12%	0.19%		0.09%	0.21%

Commercial	0.36%	0.00%		0.20%	-0.01%

Consumer	11.25%	6.37%		10.07%	6.13%

Total	0.39%	0.31%		0.33%	0.33%

Recoveries to charge-offs	5.57%	10.50%	-47.0%	7.21%	10.48%	-31.2%

Average loans:
Mortgage	$1,026,184	$995,669	3.1%	$1,019,699	$981,416	3.9%
Commercial	155,889	229,750	-32.1%	127,401	231,915	-45.1%
Consumer	26,025	31,889	-18.4%	25,778	33,168	-22.3%

Total	$1,208,098	$1,257,308	-3.9%	$1,172,878	$1,246,499	-5.9%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007
Allowance for loan losses breakdown:
Mortgage	$6,618	$5,958	11.1%	$4,476
Commercial	2,618	1,838	42.4%	1,953
Consumer	1,967	2,006	-1.9%	1,711
Unallocated allowance	682	359	90.0%	292

	$11,885	$10,161	17.0%	$8,432

Allowance composition:
Mortgage	55.7%	58.7%		53.1%
Commercial	22.0%	18.1%		23.2%
Consumer	16.6%	19.7%		20.3%
Unallocated allowance	5.7%	3.5%		3.5%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and six-month periods ended June 30, 2008, totaled $1.9 million and $3.6 million, representing an increase of 44.0% and 48.2% from the $1.4 million and $2.5 million reported for the same quarter last year. Based on an analysis of the credit quality and composition of the loan portfolio, the Group determined that the provision for the quarter and six-month period ended June 30, 2008, was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and six-month periods ended June 30, 2008, increased from $1.0 million (0.31% of average loans outstanding) in the quarter ended June 30, 2007, to $1.2 million (0.39%) in the corresponding quarter of 2008, and decreased from $2.0 million (0.33% average loans outstanding) in the first six months of 2007, to $1.9 million (0.33%) for the same period of 2008. The decrease was primarily due to a $546,000 reduction in net credit losses from mortgage loans. Non-performing loans of $68.8 million at June 30, 2008, were 36.3% higher than the $50.5 million at June 30, 2007, but only 4.1% higher than the $66.1 million at December 31, 2007, and 0.5% lower than the $69.2 million at March 31, 2008, the first sequential quarter reduction in non-performing loans in two years.
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
Included in the review of individual loans are those that are impaired, under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 and over 90-days past due are evaluated for impairment, under the provisions of SFAS 114. At June 30, 2008, the total investment in impaired loans was $1.6 million, compared to $1.1 million at December 31, 2007. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group determined that no specific impairment allowance was required for such loans, as the loan collateral fair value exceeds the loan’s book value.

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

FINANCIAL CONDITION
TABLE 7 — BANK ASSETS SUMMARY AND COMPOSITION
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007

Investments:
Mortgage-backed securities	$3,401,693	$2,602,766	30.7%	$1,910,348
U.S. Government and agency obligations	982,496	1,698,748	-42.2%	1,618,549
P.R. Government and agency obligations	72,232	72,667	-0.6%	100,070
Other Securities	165,344	189,109	-12.6%	42,482
FHLB stock	22,062	20,658	6.8%	13,908
Other Investments	150	1,662	-91.0%	31,770

	4,643,977	4,585,610	1.27%	3,717,127

Loans:
Loans receivable	1,187,920	1,173,055	1.3%	1,214,577
Allowance for loan losses	(11,885)	(10,161)	17.0%	(8,432)

Loans receivable, net	1,176,035	1,162,894	1.1%	1,206,145
Mortgage loans held-for-sale	42,122	16,672	152.7%	66,032

Total loans receivable, net	1,218,157	1,179,566	3.3%	1,272,177

Securities sold but not yet delivered	—	—	0.0%	46,461

Total securities and loans	5,862,134	5,765,176	1.7%	5,035,765

Other assets:
Cash and due from banks	56,486	88,983	-36.5%	91,418
Accrued interest receivable	42,842	52,315	-18.1%	45,807
Premises and equipment, net	21,378	21,779	-1.8%	19,390
Deferred tax asset, net	17,249	10,362	66.5%	18,005
Foreclosed real estate, net	4,906	4,207	16.6%	4,971
Investment in equity indexed options	27,641	40,709	-32.1%	43,358
Other assets	27,543	16,324	68.7%	31,935

Total other assets	198,045	234,679	-15.6%	254,884

Total assets	$6,060,179	$5,999,855	1.0%	$5,290,649

Investments portfolio composition:
Mortgage-backed securities	73.3%	56.8%		51.4%
U.S. Government securities	21.2%	37.0%		43.5%
P.R. Government securities	1.6%	1.6%		2.7%
FHLB stock and other investments	4.0%	4.6%		2.4%

	100.0%	100.0%		100.0%

At June 30, 2008, the Group’s total assets amounted to $6.060 billion, an increase of 1.0%, when compared to $6.0 billion at December 31, 2007. Interest-earning assets were $5.862 billion at June 30, 2008, a 1.7% increase compared to $5.765 billion at December 31, 2007.
Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At June 30, 2008, the investment portfolio increased 1.27% to $4.644 billion, from $4.586 billion at December 31, 2007. For further details regarding the Group’s investment securities, refer to Note 2 of the unaudited consolidated financial statements.
At June 30, 2008, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.218 billion, an increase of 3.3% when compared to $1.180 billion at December 31, 2007. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter and six-month periods ended June 30, 2008, increased 7.2% and 0.1%, respectively, to $92.6 million and $158.9 million, compared to the quarter and six-month period ended June 30, 2007.

TABLE 8 — NON-PERFORMING ASSETS
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007
Non-performing assets:
Non-accruing loans	$30,440	$27,347	11.3%	$19,902
Accruing loans	38,393	38,762	-1.0%	30,598

Total non-performing loans	68,833	66,109	4.1%	50,500
Foreclosed real estate	4,906	4,207	16.6%	4,971

Total non-performing assets	$73,739	$70,316	4.9%	$55,471

Non-performing assets to total assets	1.22%	1.17%		1.05%

TABLE 9 — NON-PERFORMING LOANS
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007
Non-performing loans:
Mortgage	$64,867	$62,878	3.2%	$46,626
Commercial, mainly secured by real estate	3,026	2,413	25.4%	3,204
Consumer	940	818	14.9%	670

Total	$68,833	$66,109	4.1%	$50,500

Non-performing loans composition:
Mortgage	94.2%	95.1%		92.3%
Commercial, mainly secured by real estate	4.4%	3.7%		6.3%
Consumer	1.4%	1.2%		1.3%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	5.60%	5.56%	0.72%	3.94%

Total assets	1.14%	1.10%	3.6%	0.95%

During the second quarter of 2008, the Group observed the first sequential quarter reduction in non-performing loans in two years, from $69.2 million at March 31, 2008, to $68.8 million at June 30, 2008.
At June 30, 2008, the allowance for loan losses to non-performing loans coverage ratio was 17.27%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2008, the Group’s non-performing mortgage loans totaled $64.9 million (94.2% of the Group’s non-performing loans), a 3.2% increase from the $62.9 million (95.1% of the Group’s non-performing loans) reported at December 31, 2007. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2008, the Group’s non-performing commercial loans amounted to $3.0 million (4.4% of the Group’s non-performing loans), a 25.4% increase when compared to non-performing commercial loans of $2.4 million reported at December 31, 2007 (3.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2008, the Group’s non-performing consumer loans amounted to $940,000 (1.4% of the Group’s total non-performing loans), an increase from the $818,000 reported at December 31, 2007 (1.2% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended June 30, 2008, totaled approximately $1.5 million.
At June 30, 2008, the Group’s total liabilities were $5.759 billion, 2.1% higher than the $5.640 billion reported at December 31, 2007. Deposits and borrowings, the Group’s funding sources, amounted to $5.713 billion at June 30, 2008, an increase of 3.8% when compared to $5.503 billion reported at December 31, 2007. At June 30, 2008, borrowings represented 73.9% of interest-bearing liabilities and deposits represented 26.1%, versus 77.4% and 22.6%, respectively, at December 31, 2007.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances, including accrued interest, totaled $331.9 million at June 30, 2008, and December 31, 2007. The Group has the capacity to expand FHLB funding up to a maximum of $500.0 million based on the assets pledged by the Group on the FHLB.
At June 30, 2008, deposits reached $1.492 billion, up 19.7%, compared to the $1.246 billion reported at December 31, 2007. The increase is deposits was driven by savings accounts, which totaled $407.9 million at June 30, 2008, up 5.2% when compared to the $387.8 million reported at December 31, 2007, and also by certificates of deposit, which increased $219.6 million during the quarter ended June 30, 2008, from $736.2 million at December 31, 2007, to $955.8 million.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007
Deposits:
Non-interest bearing deposits	$55,936	$50,149	11.5%	$44,867
Now accounts	68,195	68,994	-1.2%	66,819
Savings accounts	407,907	387,788	5.2%	326,124
Certificates of deposit	955,790	736,186	29.8%	885,184

	1,487,828	1,243,117	19.7%	1,322,994
Accrued interest payable	4,591	3,303	39.0%	6,668

	1,492,419	1,246,420	19.7%	1,329,662

Borrowings:
Repurchase agreements	3,810,752	3,861,411	-1.3%	3,283,796
Advances from FHLB	331,895	331,898	0.0%	180,895
Subordinated capital notes	36,083	36,083	0.0%	36,083
Federal funds purchased and other short term borrowings	41,583	27,460	51.4%	24,641

	4,220,313	4,256,852	-0.9%	3,525,415

Total deposits and borrowings	5,712,732	5,503,272	3.8%	4,855,077

Securities purchased but not yet received	23,103	111,431	-79.3%	100,067
Other liabilities	23,177	25,691	-9.8%	22,030

Total liabilities	$5,759,012	$5,640,394	2.1%	$4,977,174

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.8%	4.0%		3.4%
Now accounts	4.6%	5.6%		5.1%
Savings accounts	27.4%	31.2%		24.7%
Certificates of deposit	64.2%	59.2%		66.9%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	90.3%	90.7%		93.2%
Advances from FHLB	7.9%	7.8%		5.1%
Subordinated capital notes	0.8%	0.8%		1.0%
Federal funds purchased and other short term borrowings	1.0%	0.7%		0.7%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,810,752	$3,861,411		$3,283,796

Daily average outstanding balance	$3,828,410	$3,154,369		$3,287,489

Maximum outstanding balance at any month-end	$3,847,633	$3,861,411		$3,319,688

Stockholders’ Equity
At June 30, 2008, the Group’s total stockholders’ equity was $301.2 million, a 16.2% decrease when compared to $359.5 million at December 31, 2007. The change reflects a reduction in the fair value of the available-for-sale investment securities portfolio, primarily due to the widening of credit spreads in the second quarter of 2008. The Group’s capital ratios remain above regulatory capital requirements. At June 30, 2008, the Tier 1 Leverage Capital Ratio was 6.80%, the Tier 1 Risk-Based Capital Ratio was 17.26%, and the Total Risk-Based Capital Ratio was 17.76%.
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

The following are the consolidated capital ratios of the Group at June 30, 2008 and 2007, and December 31, 2007:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands, except per share data)

	June 30,	December 31,	Variance	June 30,
	2008	2007	%	2007
Capital data:
Stockholders’ equity	$301,167	$359,461	-16.2%	$313,475

Regulatory Capital Ratios data:
Leverage Capital Ratio	6.80%	6.69%	1.6%	7.23%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$413,767	$396,309	4.4%	$381,489

Minimum Tier 1 Capital Required	$243,414	$236,847	2.8%	$210,972

Tier 1 Risk-Based Capital Ratio	17.26%	18.59%	-7.2%	19.32%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$413,767	$396,309	4.4%	$381,489

Minimum Tier 1 Risk-Based Capital Required	$95,867	$85,292	12.4%	$78,970

Total Risk-Based Capital Ratio	17.76%	19.06%	-6.8%	19.75%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$425,652	$406,470	4.7%	$389,921

Minimum Total Risk-Based Capital Required	$191,735	$170,583	12.4%	$157,940

Stock data:
Outstanding common shares, net of treasury	24,292	24,121	0.7%	24,520

Book value	$9.60	$12.08	-20.5%	$9.99

Market price at end of period	$14.26	$13.41	6.3%	$10.91

Market capitalization	$346,404	$323,463	7.1%	$267,517

	June 30,	June 30,	Variance
	2008	2007	%
Common dividend data:
Cash dividends declared	$6,804	$6,861	-0.8%

Cash dividends declared per share	$0.28	$0.28	0.0%

Payout ratio	23.53%	45.90%	-48.7%

Dividend yield	3.06%	4.62%	-33.8%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years. Common stock prices and cash dividend per share were adjusted to give retroactive effect to the stock dividend declared on the Group’s common stock.

	Price
			Cash Dividend
Quarter ended	High	Low	per share

2008
June 30, 2008	20.57	14.26	0.14

March 31, 2008	23.28	12.79	0.14

2007
December 31, 2007	14.70	11.12	0.14

September 30, 2007	11.63	8.57	0.14

June 30, 2007	12.42	10.81	0.14

March 31, 2007	14.04	11.65	0.14

2006
December 31, 2006	13.57	11.47	0.14

September 30, 2006	12.86	11.82	0.14

June 30, 2006	13.99	11.96	0.14

March 31, 2006	14.46	12.41	0.14

At June 30, 2008 and December 31, 2007, the Bank was considered “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be classified as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios set forth in the following table:

	June 30,	December 31,	Variance	June 30,
(In thousands)	2008	2007	%	2007
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.83%	5.80%	0.5%	5.85%

Actual Tier 1 Capital	$335,433	$331,552	1.2%	$302,160

Minimum Capital Requirement (4%)	$230,318	$228,768	0.7%	$206,615

Minimum to be well capitalized (5%)	$287,897	$285,960	0.7%	$258,269

Tier 1 Capital to Risk-Weighted Average	15.98%	16.61%	-3.8%	15.52%

Actual Tier 1 Risk-Based Capital	$335,433	$331,552	1.2%	$302,160

Minimum Capital Requirement (4%)	$83,946	$79,829	5.2%	$77,900

Minimum to be well capitalized (6%)	$125,920	$119,743	5.2%	$116,850

Total Capital to Risk-Weighted assets	16.55%	17.12%	-3.3%	15.95%

Actual Total Risk-Based Capital	$347,318	$341,713	1.6%	$310,592

Minimum Capital Requirement (8%)	$167,893	$159,657	5.2%	$155,800

Minimum to be well capitalized (10%)	$209,866	$199,572	5.2%	$194,750

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2008, the Group’s market capitalization for its outstanding common stock was $346.4 million ($14.26 per share).
On April 25, 2007, the Board of Directors adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the June 27, 2007 annual meeting of stockholders. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. Refer to Note 1 of the accompanying unaudited consolidated financial statements for additional information regarding the Omnibus Plan.

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
Each month, the Group performs a net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one to three-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
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
The Group uses an asset-liability management software to project future movements in the Group’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2008, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)

+ 200 Basis points	$(20,070)	-17.45%	$(14,020)	-11.96%

+ 100 Basis points	$(7,823)	-6.80%	$(5,323)	-4.54%

- 100 Basis points	$771	0.67%	$781	0.67%

- 200 Basis points	$(3,431)	-2.98%	$(5,539)	-4.72%

Future net interest income could be affected by the Group’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and its structured repurchase agreements and advances from the FHLB. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Group’s assets and liabilities, the maturity and the repricing frequency of the liabilities has been extended to longer terms. The concentration of long-term fixed rate securities has also been reduced.
The Group uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The following summarizes strategies, including derivative activities, used by the Group in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fix rate to better match the repricing nature of these borrowings. There were no outstanding interest rate swaps at June 30, 2008, or December 31, 2007.
Structured borrowings — The Group uses structured repurchase agreements and advances from the FHLB, with embedded call options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities, while keeping funding costs low. For further details regarding the Group’s structured borrowings, refer to Note 6 of the unaudited consolidated financial statements.
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
At June 30, 2008, and December 31, 2007, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $27.6 million and $40.7 million, respectively; and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $26.2 million and $38.8 million, respectively.
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

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. At June 30, 2008, mortgage-backed securities include approximately $710.0 million in non-agency collateralized mortgage obligations with unrealized losses of $53.4 million in the Group’s available-for-sale investment securities portfolio. These obligations are collateralized by pools of mortgage loans originated in the U.S., and are senior classes having subordination of losses ranging from 4.7% to 16.6%, which provide the capacity to absorb estimated collateral losses. These issues, including one that is backed by Alternative-A (Alt-A) loan collateral originated in 2006, are rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s.
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
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities,(ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. At June 30, 2008, the Group had approximately $245.3 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by the availability of loan assets to pledge. These sources, in addition to the Group’s 6.80% average equity capital base, provide a stable funding base.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2008.
PART — II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On August 11, 2000, the Group filed a lawsuit in the United States District Court for the District of Puerto Rico (the “Court”) against Federal Insurance Company, Inc. (“FIC”) for breach of insurance contract, breach of covenant of good faith and fair dealing and damages. On October 3, 2005, a jury rendered a verdict of $7.5 million in favor of the Group (the “2005 Verdict”). The jury could not reach a decision on a portion of the Group’s claim, thus forcing a new trial. After retrial of that portion of the Group’s claim, on August 14, 2007, a jury rendered a verdict in favor of FIC and against the Group (the “2007 Verdict”). Judgment pursuant to the aforementioned 2005 and 2007 verdicts was entered on August 15, 2007. By an Opinion and Order dated July 31, 2008, the Court set aside the portion of the 2005 Verdict granting the Group consequential damages in the amount of $7,078,640.60, and reaffirmed the 2007 Verdict. The Court upheld the award of $453,000 to the Group under the 2005 Verdict. The Group is considering its options with respect to the Court’s decisions described above.
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
There were no purchases of equity securities under this repurchase program during the quarter ended June 30 2008. The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at June 30, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The annual meeting of stockholders of the Group was held on June 18, 2008, for (i) the election of three directors for a three-year term expiring at the 2011 annual meeting of shareholders and until their successors are duly elected and qualified; (ii) to consider and approve an amendment to the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan to include a minimum one-year performance period for awards of performance shares and performance units, and a minimum three-year restriction period for awards of restricted stock and restricted units, and (iii) to ratify the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008. There was no solicitation in opposition to the Board’s nominees, which were all elected, the amendment to the Omnibus Plan was approved, and KMPG LLP was ratified. The voting results were as follows:

	For		Withheld
	#	%	#	%
Proposal 1-Election of Directors
Three-year term
Juan C. Aguayo	19,118,839	94.9%	1,029,205	5.1%
Pablo I. Altieri	19,008,963	94.3%	1,139,081	5.7%
Francisco Arriví	19,087,217	94.7%	1,060,827	5.3%

	For		Against		Abstain		Broker Non-Vote
	#	%	#	%	#	%	#	%
Proposal 2-Approval of amendment to the Omnibus Plan	14,523,306	72.1%	577,220	2.9%	351,804	1.7%	4,695,714	23.3%

	For		Against		Abstain
	#	%	#	%	#	%
Proposal 3-Ratification of selection of independent auditors	19,197,536	95.3%	458,359	2.3%	492,148	2.4%
Item 5. OTHER INFORMATION
a)	None

b)	None
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: August 8, 2008
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: August 8, 2008
Norberto González
Executive Vice President and Chief Financial Officer