Form 10-Q
period 2008-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2008-11-17
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934
For the transition period from                      to
Commission File Number 001-12647
Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,	IRS Employer Identification No. 66-0538893
Principal Executive Offices:
997 San Roberto Street
Oriental Center 10th Floor
Professional Offices Park
San Juan, Puerto Rico 00926
Telephone Number: (787) 771-6800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
24,293,671 common shares ($1.00 par value per share)
outstanding as of October 31, 2008

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

PART — I FINANCIAL INFORMATION
ITEM — I FINANCIAL STATEMENTS
     UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
     (In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$40,382	$88,983

Investments:

Trading securities, at fair value with amortized cost of $1,078 (December 31, 2007 - $1,103)	1,061	1,122

Investment securities available-for-sale, at fair value with amortized cost of $3,403,608 (December 31, 2007 - $3,063,763)
Securities pledged that can be repledged	3,169,863	2,903,078
Other investment securities	137,957	166,204

Total investment securities available-for-sale	3,307,820	3,069,282

Investment securities held-to-maturity, at amortized cost with fair value of $1,171,853 (December 31, 2007 - $1,478,112)
Securities pledged that can be repledged	1,121,370	1,348,159
Other investment securities	70,301	144,728

Total investment securities held-to-maturity	1,191,671	1,492,887

Federal Home Loan Bank (FHLB) stock, at cost	19,812	20,658

Other investments	150	1,661

Total investments	4,520,514	4,585,610

Securities sold but not yet delivered	4,857	—

Loans:
Mortgage loans held-for-sale, at lower of cost or market	31,152	16,672
Loans receivable, net of allowance for loan losses of $12,466 (December 31, 2007 - $10,161)	1,188,686	1,162,894

Total loans, net	1,219,838	1,179,566

Accrued interest receivable	38,104	52,315
Premises and equipment, net	20,911	21,779
Deferred tax asset, net	22,577	10,362
Foreclosed real estate	8,220	4,207
Investment in equity indexed options	13,548	40,709
Other assets	25,715	16,324

Total assets	$5,914,666	$5,999,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$452,071	$119,152
Savings accounts	59,250	387,790
Certificates of deposit	1,006,468	739,478

Total deposits	1,517,789	1,246,420

Borrowings:
Federal funds purchased and other short term borrowings	41,026	27,460
Securities sold under agreements to repurchase	3,770,755	3,861,411
Advances from FHLB	281,724	331,898
Subordinated capital notes	36,083	36,083

Total borrowings	4,129,588	4,256,852

Securities purchased but not yet received	—	111,431
Accrued expenses and other liabilities	25,271	25,691

Total liabilities	5,672,648	5,640,394

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,737,837 shares issued; 24,293,432 shares outstanding (December 31, 2007-25,555,575; 24,120,771)	25,738	25,557
Additional paid-in capital	212,511	210,073
Legal surplus	40,573	40,573
Retained earnings	17,868	45,296
Treasury stock, at cost 1,444,405 shares (December 31, 2007 - 1,436,426 shares)	(17,142)	(17,023)
Accumulated other comprehensive loss, net of tax of $5,317 (December 31, 2007 - $2,166)	(105,530)	(13,015)

Total stockholders’ equity	242,018	359,461

Total liabilities and stockholders’ equity	$5,914,666	$5,999,855

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except per share data)

			Nine-Month Period Ended
	Quarter Ended September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$19,971	$21,699	$59,481	$65,862
Mortgage-backed securities	47,040	28,480	134,306	79,246
Investment securities and other	17,733	24,747	58,216	62,118

Total interest income	84,744	74,926	252,003	207,226

Interest expense:
Deposits	12,202	13,561	36,746	39,409
Securities sold under agreements to repurchase	40,456	37,405	120,904	106,739
Advances from FHLB, term notes and other borrowings	3,505	3,539	11,042	8,055
Subordinated capital notes	540	771	1,776	2,295

Total interest expense	56,703	55,276	170,468	156,498

Net interest income	28,041	19,650	81,535	50,728
Provision for loan losses	1,950	1,614	5,580	4,064

Net interest income after provision for loan losses	26,091	18,036	75,955	46,664

Non-interest income (loss):
Financial service revenues	3,756	3,737	12,496	12,629
Banking service revenues	1,406	1,862	4,328	6,001
Investment banking revenues	200	113	950	113
Mortgage banking activities	910	1,010	2,461	1,242
Net gain (loss) on:
Sale of securities available-for-sale	386	—	9,908	358
Other than temporary impairments	(58,804)	—	(58,804)	—
Derivatives	(5,522)	154	(13,247)	8,538
Trading securities	(31)	(2)	(32)	—
Other investments	16	297	132	1,083
Foreclosed real estate	58	(59)	(452)	8
Other	609	22	608	88

Total non-interest income (loss), net	(57,016)	7,134	(41,652)	30,060

Non-interest expenses:
Compensation and employee benefits	7,742	7,561	23,281	21,222
Occupancy and equipment	3,561	3,045	10,213	9,381
Professional and service fees	2,457	1,543	6,604	5,316
Advertising and business promotion	847	1,069	2,757	2,980
Directors and investor relations	273	308	854	1,608
Loan servicing expenses	352	349	1,022	1,412
Taxes, other than payroll and income taxes	644	607	1,862	1,543
Electronic banking charges	428	431	1,242	1,346
Clearing and wrap fees expenses	294	321	901	997
Communication	314	354	964	1,001
Insurance	618	210	1,799	638
Printing, postage, stationery and supplies	214	177	736	568
Other	453	547	1,772	1,815

Total non-interest expenses	18,197	16,522	54,007	49,827

Income (loss) before income taxes	(49,122)	8,648	(19,704)	26,897
Income tax expense (benefit)	(4,226)	196	(6,083)	1,007

Net income (loss)	(44,896)	8,452	(13,621)	25,890
Less: Dividends on preferred stock	(1,200)	(1,200)	(3,601)	(3,601)

Income available (loss) to common shareholders	$(46,096)	$7,252	$(17,222)	$22,289

Income (loss) per common share:
Basic	$(1.90)	$0.30	$(0.71)	$0.91

Diluted	$(1.89)	$0.30	$(0.71)	$0.91

Average common shares outstanding	24,292	24,230	24,249	24,396
Average potential common shares-options	82	31	100	110

Average diluted common shares outstanding	24,374	24,261	24,349	24,506

Cash dividends per share of common stock	$0.14	$0.14	$0.42	$0.42

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

	Nine-Month Period Ended
	September 30,
CHANGES IN STOCKHOLDERS’ EQUITY:	2008	2007
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,557	25,431
Stock options exercised	181	125

Balance at end of period	25,738	25,556

Additional paid-in capital:
Balance at beginning of period	210,073	209,033
Stock-based compensation expense	444	30
Stock options exercised	1,994	943

Balance at end of period	212,511	210,006

Legal surplus:
Balance at beginning of period	40,573	36,245
Transfer from retained earnings	—	3,053

Balance at end of period	40,573	39,298

Retained earnings:
Balance at beginning of period	45,296	26,772
Net income (loss)	(13,621)	25,890
Cash dividends declared on common stock	(10,206)	(10,235)
Cash dividends declared on preferred stock	(3,601)	(3,601)
Transfer to legal surplus	—	(3,053)

Balance at end of period	17,868	35,773

Treasury stock:
Balance at beginning of period	(17,023)	(12,956)
Stock used to match defined contribution plan 1165(e)	116	244
Stock purchased	(235)	(4,330)

Balance at end of period	(17,142)	(17,042)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(13,015)	(16,099)
Other comprehensive loss, net of tax	(92,515)	(3,697)

Balance at end of period	(105,530)	(19,796)

Total stockholders’ equity	$242,018	$341,795

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

			Nine-Month Period Ended
	Quarter Ended September 30,		September 30,
COMPREHENSIVE INCOME	2008	2007	2008	2007
Net income (loss)	$(44,896)	$8,452	$(13,621)	$25,890

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale	(49,336)	32,039	(129,021)	5,943
Realized gain on investment securities available-for-sale included in net income	(386)	—	(9,908)	(358)
Other than temporary impairment	38,932	—	38,932	—
Gain on derivatives designated as cash flow hedges included in net income	—	—	—	(773)
Gain from termination of cash flow hedging	—	—	—	(8,225)
Income tax effect related to unrealized loss on securities available-for-sale	915	(4,023)	7,482	(284)

Other comprehensive income (loss) for the period	(9,875)	28,016	(92,515)	(3,697)

Comprehensive income (loss)	$(54,771)	$36,468	$(106,136)	$22,193

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

	Nine-Month Period Ended September
	30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(13,621)	$25,890

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(315)	(852)
Amortization of premiums, net of accretion of discounts	971	6,150
Depreciation and amortization of premises and equipment	4,021	4,094
Deferred income tax benefit	(4,732)	(270)
Equity in earnings of investment in limited liability partnership	—	(279)
Provision for loan losses	5,580	4,064
Compensation expense in the form of common stock used to match defined contribution plan 1165(e)	116	244
Stock-based compensation	444	30
(Gain) loss on:
Sale of securities available-for-sale	(9,908)	(1,205)
Other than temporary impairments	58,804	—
Mortgage banking activities	(2,461)	(589)
Derivatives	13,247	(8,521)
Foreclosed real estate	452	20
Sale of premises and equipment	1	9
Originations and purchases of loans held-for-sale	(99,372)	(96,683)
Proceeds from sale of loans held-for-sale	36,920	43,591
Net decrease (increase) in:
Trading securities	61	2
Accrued interest receivable	14,211	(5,222)
Other assets	(9,391)	(8,700)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,572	6,649
Other liabilities	(960)	5,804

Net cash used in operating activities	(4,360)	(25,774)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(2,912,220)	(1,983,147)
Investment securities held-to-maturity	—	(143,843)
Other investments	—	(515)
Equity options	(11,796)	(9,504)
FHLB stock	(4,112)	(36,379)
Maturities and redemptions of:
Investment securities available-for-sale	1,441,945	127,047
Investment securities held-to-maturity	281,337	555,924
Other investments	1,511	42,163
FHLB stock	12,642	28,598
Proceeds from sales of:
Investment securities available-for-sale	1,035,000	23,879
Foreclosed real estate	2,501	2,216
Premises and equipment	55	—
Loan production:
Origination and purchase of loans, excluding loans held-for-sale	(127,440)	(149,043)
Principal repayment of loans	90,313	169,992
Additions to premises and equipment	(3,209)	(4,085)

Net cash used in investing activities	(193,473)	(1,376,697)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	295,431	38,041
Securities sold under agreements to repurchase	(90,023)	1,254,365
Federal funds purchased and other short term borrowings	13,566	13,678
Maturity of term note	—	(15,000)
Proceeds from:
Advances from FHLB	1,103,650	3,822,420
Repayments of advances from FHLB	(1,153,650)	(3,658,120)
Exercise of stock options	2,175	1,068
Repurchase of treasury stock	(235)	(4,330)
Termination of derivative instrument	(7,875)	—
Dividend paid on common and preferred stock	(13,807)	(13,836)

Net cash provided by financing activities	149,232	1,438,286

Net change in cash and due from banks	(48,601)	35,815
Cash and due from banks at beginning of period	88,983	34,070

Cash and due from banks at end of period	$40,382	$69,885

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$168,895	$149,389

Income tax paid	$54	$—

Mortgage loans securitized into mortgage-backed securities	$49,537	$42,677

Securities sold but not yet delivered	$4,857	$45,866

Transfer from loans to foreclosed real estate	$6,966	$1,710

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of September 30, 2008, and December 31, 2007, and the consolidated results of operations and cash flows for the quarters and nine-month periods ended September 30, 2008 and 2007. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in the Group’s 2007 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has two special purpose entities, Oriental Financial (PR) Statutory Trust I (the “Statutory Trust I”, presently inactive) and Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 9 to the unconsolidated financial statements presents further information about the operations of the Group’s business segments.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through 23 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
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
Significant Accounting Policies
The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP and with the general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.
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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Basis of Fair Value Measurement

Level 1-	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2-	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3-	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. For further details regarding the Group’s investment securities and fair value measurements, refer to Note 2 and Note 8, respectively, of the unaudited consolidated financial statements.
Impairment of Investment Securities
The Group evaluates its securities available-for-sale and held-to-maturity for impairment. An impairment charge in the unaudited consolidated statements of operations is recognized when the decline in the fair value of investments below their cost basis is judged to be other-than-temporary. The Group considers various factors in determining whether it should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been less than its cost basis, and the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For debt securities, the Group also considers, among other factors, the issuer’s repayment ability on its debt obligations, its cash and capital generation ability and the performance of the underlying collateral.
At September 30, 2008, the Group determined that an other than temporary impairment existed on the following securities: an ALT A Hybrid ARM collateralized mortgage obligation purchased in late 2006 (the “ALT A CMO”), and certain collateralized debt obligations purchased in mid 2007 (the “CDOs”). For further details regarding the Group’s investment securities and the determination of an other-than-temporary impairment, refer to Note 2 of the unaudited consolidated financial statements.
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
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of September 30, 2008, a valuation allowance of approximately $362,000 was recorded to offset deferred tax asset that the Group believes it is more likely than not would be realized in future periods.
In addition to valuation allowances, the Group establishes accruals for certain effects of tax positions when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The tax positions accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s tax positions accruals are reflected as income tax payable as a component of accrued expenses and other liabilities.
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
On January 13, 2008, $2.4 million in unrecognized tax benefits expired due to the statute of limitations. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2008. The balance of unrecognized tax benefits at September 30, 2008 was $4.0 million (December 31, 2007 — $5.7 million). The tax periods ended June 30, 2004, and 2005, and December 31, 2005, 2006 and 2007, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Group had accrued $1.3 million (September 30, 2008-$1.4 million; December 31, 2007-$1.9 million) for the payment of interest and penalties relating to unrecognized tax benefits.
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

The following assumptions were used in estimating the fair value of the options granted:

	Nine-Month Period Ended
	September 30,
	2008	2007
Weighted Average Assumptions:
Dividend yield	4.64%	4.55%
Expected volatility	33.61%	33.35%
Risk-free interest rate	4.48%	4.65%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
Recent Accounting Developments:
FASB Staff Position (FSP) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”
In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP FAS 133-1 and FIN 45-4), that requires additional disclosures for sellers of credit derivative instruments and certain guarantees. This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” by requiring additional disclosures for certain guarantees and credit derivatives sold including: maximum potential amount of future payments, the related fair value, and the current status of the payment/performance risk.
The new disclosure requirements are effective for reporting periods (annual or interim) ending after November 15, 2008. While the Group already provides some of these disclosures, enhancements will be incorporated into the Group’s 2008 annual report on Form 10-K.
FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Group adopted FSP 157-3 for the quarter ended September 30, 2008 and its adoption did not have a material effect on the unaudited consolidated financial statements.
NOTE 2 — INVESTMENT SECURITIES
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2008, and December 31, 2007, cash equivalents included as part of cash and due from banks amounted to $29.1 million and $66.1 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities at September 30, 2008, and December 31, 2007, were as follows:

	September 30, 2008 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Obligations of US Government sponsored agencies	$749,285	$4,292	$758	$752,819	5.69%
Puerto Rico Government and agency obligations	16,582	11	1,000	15,593	5.58%
Structured credit investments	85,548	—	20,821	64,727	4.89%

Total investment securities	851,415	4,303	22,579	833,139

FNMA and FHLMC certificates	1,488,476	8,246	8,188	1,488,534	5.79%
GNMA certificates	77,292	841	155	77,978	5.81%
Non-agency collateralized mortgage obligations (CMOs)	650,187	—	63,033	587,154	8.63%
CMOs issued by US Government sponsored agencies	336,238	25	15,248	321,015	5.38%

Total mortgage-backed-securities and CMOs	2,552,193	9,112	86,624	2,474,681

Total securities available-for-sale	3,403,608	13,415	109,203	3,307,820	6.25%

Held-to-maturity
Obligations of US Government sponsored agencies	224,857	987	—	225,844	4.78%
Puerto Rico Government and agency obligations	55,162	—	3,873	51,289	5.29%
Structured credit investments	76,300	—	15,980	60,320	6.62%

Total investment securities	356,319	987	19,853	337,453

FNMA and FHLMC certificates	564,918	2,559	4,219	563,258	5.05%
GNMA certificates	148,874	579	1,534	147,919	5.37%
CMOs issued by US Government sponsored agencies	121,560	1,933	270	123,223	5.15%

Total mortgage-backed-securities and CMOs	835,352	5,071	6,023	834,400

Total securities held-to-maturity	1,191,671	6,058	25,876	1,171,853	5.16%

Total	$4,595,279	$19,473	$135,079	$4,479,673	5.97%

	December 31, 2007 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale

Obligations of US Government sponsored agencies	$1,279,977	$14,933	$—	$1,294,910	5.91%
Puerto Rico Government and agency obligations	18,331	63	937	17,457	5.69%
Structured credit investments	85,548	—	7,188	78,360	5.46%

Total investment securities	1,383,856	14,996	8,125	1,390,727

FNMA and FHLMC certificates	998,008	10,681	223	1,008,466	5.85%
GNMA certificates	48,907	869	216	49,560	5.69%
Non-agency collateralized mortgage obligations (CMOs)	632,992	42	12,505	620,529	5.49%

Total mortgage-backed-securities and CMOs	1,679,907	11,592	12,944	1,678,555

Total securities available-for-sale	3,063,763	26,588	21,069	3,069,282	5.78%

Held-to-maturity
Obligations of US Government sponsored agencies	418,731	902	1,980	417,653	4.92%
Puerto Rico Government and agency obligations	55,206	—	3,781	51,425	5.29%
Structured credit investments	96,171	—	11,949	84,222	6.69%

Total investment securities	570,108	902	17,710	553,300

FNMA and FHLMC certificates	624,267	4,331	3,560	625,038	5.03%
GNMA certificates	161,647	1,504	1,204	161,947	5.36%
CMOs issued by US Government sponsored agencies	136,865	1,489	527	137,827	5.14%

Total mortgage-backed-securities and CMOs	922,779	7,324	5,291	924,812

Total securities held-to-maturity	1,492,887	8,226	23,001	1,478,112	5.16%

Total	$4,556,650	$34,814	$44,070	$4,547,394	5.58%

The amortized cost and fair value of the Group’s investment securities available-for-sale and held-to-maturity at September 30, 2008, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Investment Securities
Due within 1 year	$—	$—	$75,000	$75,431
Due after 1 to 5 years	—	—	50,000	50,423
Due after 5 to 10 years	358,892	343,276	40,128	40,128
Due after 10 years	492,523	489,863	191,191	171,471

	851,415	833,139	356,319	337,453

Mortgage-backed securities and CMOs
Due within 1 year	27	28	—	—
Due after 1 to 5 years	584	609	—	—
Due after 5 to 10 years	—	—	94,751	92,882
Due after 10 years	2,551,582	2,474,044	740,601	741,518

	2,552,193	2,474,681	835,352	834,400

	$3,403,608	$3,307,820	$1,191,671	$1,171,853

In keeping with the Group’s investment strategy, during the nine-month periods ended September 30, 2008 and 2007, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Proceeds from the sale of investment securities available-for-sale during the nine-month periods ended September 30, 2008 and 2007, totaled $1.035 billion and $23.9 million, respectively. Realized gains on those sales during the nine-month periods ended September 30, 2008 and 2007, were $9.9 million and $358,000, respectively. There were no realized losse on those sales during the nine-month periods ended September 30, 2008 and 2007.
The table below presents an analysis of the gross realized gains and losses by category for the nine-month periods ended September 30, 2008 and 2007:
Nine-month period ended September 30, 2008
In thousands

	Original		Sale	Sale Book
Description	Face Value	Original Cost	Proceeds	Value	Gains	Losses

Gain on sale of securities available-for-sale Investment securities
Puerto Rico Government and agency obligations	$1,830	$1,843	$1,862	$1,804	$58	$—
Obligations of U.S. Government sponsored agencies	709,300	708,957	718,291	709,070	9,221	—

Total investment securities	711,130	710,800	720,153	710,874	9,279	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	311,170	311,356	259,549	259,074	475	—
GNMA certificates	45,920	47,319	45,494	45,340	154	—

Total mortgage-backed securities and CMOs	357,090	358,675	305,043	304,414	629	—

	$1,068,220	$1,069,475	$1,025,196	$1,015,288	$9,908	$—

Nine-month period ended September 30, 2007
In thousands

	Original		Sale	Sale Book
Description	Face Value	Original Cost	Proceeds	Value	Gains	Losses

Gain on sale of securities available-for-sale Investment securities
Corporate bonds and other	$25,000	$24,909	$23,032	$22,674	$358	$—

	$25,000	$24,909	$23,032	$22,674	$358	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008, and December 31, 2007.

September 30, 2008
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	$1,084,908	$32,875	$1,052,033
Obligations of U.S. government entities	99,285	758	98,527

	1,184,193	33,633	1,150,560

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	414,393	53,749	360,644
Puerto Rico government and agency obligations	16,201	1,000	15,201
Structured credit investments	85,548	20,821	64,727

	516,142	75,570	440,572

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	1,499,301	86,624	1,412,677
Obligations of U.S. government entities	99,285	758	98,527
Puerto Rico government and agency obligations	16,201	1,000	15,201
Structured credit investments	85,548	20,821	64,727

	$1,700,335	$109,203	$1,591,132

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	$283,208	$3,671	$279,537
Structured credit investments	36,172	15,980	20,192

	319,380	19,651	299,729

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	80,644	2,352	78,292
Puerto Rico government and agency obligations	55,162	3,873	51,289

	135,806	6,225	129,581

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed securities and CMOs	363,852	6,023	357,829
Puerto Rico government and agency obligations	55,162	3,873	51,289
Structured credit investments	36,172	15,980	20,192

	$455,186	$25,876	$429,310

December 31, 2007
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed-securities and CMOs	$118,616	$336	$118,280
Puerto Rico Government and agency obligations	1,996	325	1,671
Structured credit investments	85,548	7,188	78,360

	206,160	7,849	198,311

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed-securities and CMOs	634,910	12,608	622,302
Puerto Rico Government and agency obligations	14,152	612	13,540

	649,062	13,220	635,842

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed-securities and CMOs	753,526	12,944	740,582
Puerto Rico Government and agency obligations	16,148	937	15,211
Structured credit investments	85,548	7,188	78,360

	$855,222	$21,069	$834,153

Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Puerto Rico Government and agency obligations	$4,238	$54	$4,184
Mortgage-backed-securities and CMOs	18,403	129	18,274
Structured credit investments	96,171	11,949	84,222

	118,812	12,132	106,680

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed-securities and CMOs	373,122	5,162	367,960
Obligations of US Government sponsored agencies	124,998	1,980	123,018
Puerto Rico Government and agency obligations	50,968	3,727	47,241

	549,088	10,869	538,219

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Mortgage-backed-securities and CMOs	391,525	5,291	386,234
Obligations of US Government sponsored agencies	124,998	1,980	123,018
Puerto Rico Government and agency obligations	55,206	3,781	51,425
Structured credit investments	96,171	11,949	84,222

	$667,900	$23,001	$644,899

At September 30, 2008, mortgage-backed securities include approximately $587.2 million in non-agency collateralized mortgage obligations with unrealized losses of $63.0 million in the Group’s available-for-sale investment securities portfolio. These obligations are collateralized by pools of mortgage loans originated in the U.S., and are senior classes having subordination of losses ranging from 3.6% to 20.3%, which provide the capacity to absorb estimated collateral losses. These issues are rated “AAA” by Standard & Poor’s (“S&P”) and “A2” by Moody’s, excluding one, an ALT A 5/1 Hybrid ARM CMO issued in late 2006 (the “ALT A CMO”), which is backed by Alternative-A (Alt-A) loan collateral.
On October 30, 2008, the ALT A CMO was downgraded by S&P to an investment grade rating of BBB from its original AAA rating. This security, acquired by the Group in December 2006, has continued to pay principal and interest on a timely basis. The Group owns the super senior tranche of the ALT A CMO, which has a subordination level of 15.9%. This means that any cumulative economic losses realized up to that level will be absorbed by other holders that own junior tranches of the ALT A CMO. On October 13, 2008, S&P published a report revising the estimated loss projections for residential mortgage backed securities issued in 2006 and 2007. The S&P report estimated the loss projection for the Group’s tranche at 16.4%, slightly surpassing the Group’s 15.9% subordination. In accordance with the Group’s accounting policies, an other-than-temporary impairment charge of $38.9 million was recorded on September 30, 2008, which represents the difference between the amortized cost of $159.0 million and the estimated fair value of $120.1 million, both at September 30, 2008.

As part of its structured credit investments portfolio, the Group has collateralized debt obligations (“CDOs”) in its held-to-maturity portfolio with an aggregate principal balance of $60.0 million. The Group has been receiving interest payments on the CDOs on a timely basis. The CDOs’ principal is payable at their maturity in 2017. The CDOs were rated AAA and AA when issued and acquired by the Group. During September and October of 2008, the CDOs experienced defaults in their underlying reference credits. These defaults did not result in a loss of principal or interest since the attachment points (protection of principal) were not reached. Considering the foregoing, on October 24, 2008, the Group optimized the investment structure increasing the principal balance by $14.0 million, and changing reference credits and increasing their attachment level or subordination protection. This was done with the objective of improving effective principal protection and assured an A+ rating on the CDOs. The Group believes that with the optimization achieved, the collection of principal on the CDOs has been strengthened to a point where there are no probable losses projected from those securities at this time.
The aggregate fair value of the CDOs has been estimated at $40.1 million at September 30, 2008, a difference of $19.9 million from its aggregate principal balance of $60.0 million. Although no loss is projected on the CDOs as a result of their recently achieved optimization, the Group has determined that the entire amount of the difference between their aggregate fair value and their aggregate cost constituted an other-than-temporary impairment at September 30, 2008, requiring a $19.9 million charge against operations, less the tax effect of $3.0 million, at September 30, 2008.
At September 30, 2008, the investment securities portfolio also includes structured credit investments issued by U.S. institutions with an amortized cost of $85.5 million in the available-for-sale portfolio, and $36.2 million in the held-to-maturity portfolio, with unrealized losses of approximately $20.8 million and $16.0 million, respectively. The unrealized loss position is a reflection of the credit markets’ recent activity, with credit spreads widening significantly. The underlying collateral on the structures that the Group owns has performed adequately, with only one default to date, and none of the additional portfolio of structured credit investments has been downgraded.
The Group continues to have exposures to these markets and instruments, and, as market conditions continue to evolve, the fair value of this or other instruments could further deteriorate.
All other securities in an unrealized loss position at September 30, 2008, are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. The Group’s management believes that the unrealized losses of such other securities at September 30, 2008, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At September 30, 2008, the Group has the intent and ability to hold these investments until a period of time sufficient to allow for any recovery in fair value or maturity up to (or beyond) the cost of these investments.
NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2008, and December 31, 2007, was as follows:

	(In thousands)
	September 30, 2008	December 31, 2007
Loans secured by real estate:
Residential mortgage loans	$978,560	$960,704
Home equity loans, secured personal loans and others	24,462	28,783
Commercial	146,415	135,070
Deferred loan fees, net	(3,212)	(2,887)

	1,146,225	1,121,670

Other loans:
Commercial	31,272	22,128
Personal consumer loans and credit lines	23,832	29,245
Deferred loan (fees) cost, net	(177)	12

	54,927	51,385

Loans receivable	1,201,152	1,173,055

Allowance for loan losses	(12,466)	(10,161)

Loans receivable, net	1,188,686	1,162,894
Mortgage loans held-for-sale	31,152	16,672

Total loans, net	$1,219,838	$1,179,566

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters and nine-month periods ended September 30, 2008 and 2007.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At September 30, 2008, and December 31, 2007, the total balance of impaired loans was $1.6 million and $1.1 million, respectively. The impaired loans were measured based on the fair value of collateral. The Group’s management determined that a specific impairment allowance of $300,000 was required for such loans, as the loan collateral fair value exceeds the loan’s book value.
NOTE 4 — PLEDGED ASSETS
At September 30, 2008, residential mortgage loans amounting to $638.8 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $4.085 billion, $122.6 million, and $89.0 million at September 30, 2008, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $120,000 at September 30, 2008, were pledged to the Puerto Rico Treasury Department.
At September 30, 2008, investment securities available-for-sale and held-to-maturity not pledged amounted to $138.0 million and $70.3 million, respectively. At September 30, 2008, mortgage loans not pledged amounted to $392.2 million.

NOTE 5 — OTHER ASSETS
Other assets at September 30, 2008, and December 31, 2007 include the following:

	(In thousands)
	September 30, 2008	December 31, 2007
Mortgage tax credits	$6,439	$69
Prepaid expenses	4,516	2,645
Servicing asset	3,004	2,526
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Deferred charges	900	910
Accounts receivable and other assets	7,764	7,082

	$25,715	$16,324

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
NOTE 6 — BORROWINGS
     Short Term Borrowings
At September 30, 2008, short term borrowings amounted to $41.0 million (December 31, 2007 — $27.5 million) which mainly consist of federal funds purchased with a weighted average rate of 1.46% (December 31, 2007 — 1.83%).
     Securities Sold under Agreements to Repurchase
At September 30, 2008, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
Securities sold under agreements to repurchase, excluding accrued interest in the amount of $10.8 million at September 30, 2008, mature as follows:

(In thousands)
Balance
Short-term repurchase agreements
Due within 30 days	$10,000

Structured repurchase agreements
Due after 1 to 3 years	100,000
Due after 3 to 5 years	1,800,000
Due after 5 to 10 years	1,850,000

Sub-total structured repurchase agreements	3,750,000

Total repurchase agreements	$3,760,000

During the fourth quarter of 2006 and throughout 2007, the Group restructured most of its short-term repurchase agreements portfolio into longer-term, structured repurchase agreements. The terms of these structured positions range between three and ten years, and the counterparties have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms at September 30, 2008:

(In thousands)
	Weighted-
Borrowing	Average	Settlement
Balance	Coupon	Date	Maturity Date	Next Put Date
$100,000	4.17%	12/28/2006	12/28/2011	12/28/2008
100,000	4.29%	12/28/2006	12/28/2011	12/28/2008
350,000	4.23%	12/28/2006	12/28/2011	12/28/2008
350,000	4.35%	12/28/2006	12/28/2011	12/28/2008
250,000	4.44%	3/02/2007	3/02/2017	3/2/2009
500,000	4.46%	3/02/2007	3/02/2017	3/2/2009
150,000	4.31%	3/06/2007	12/06/2012	12/7/2009
1,000,000	3.71%	3/06/2007	3/06/2017	3/6/2009
350,000	4.26%	5/09/2007	5/09/2012	11/9/2008
100,000	4.67%	7/27/2007	7/27/2014	1/27/2010
100,000	4.39%	8/14/2007	8/16/2010	11/14/2008
100,000	4.50%	8/14/2007	8/14/2012	8/14/2009
300,000	4.47%	9/13/2007	9/13/2012	9/13/2009

$3,750,000	4.19%

Advances from the Federal Home Loan Bank
At September 30, 2008, the advances from the FHLB, excluding accrued interest in the amount of $1.7 million, mature as follows:

(In thousands)
Balance
Due after 3 to 5 years	$225,000
Due after 5 to 10 years	55,000
Total FHLB advances	$280,000

During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms at September 30, 2008:

(In thousands)
	Weighted-
Borrowing	Average	Settlement
Balance	Coupon	Date	Maturity Date	Next Put Date
$25,000	4.37%	5/04/2007	5/04/2012	11/5/2008
25,000	4.20%	5/08/2007	5/08/2014	11/8/2008
30,000	4.22%	5/11/2007	5/11/2014	11/13/2008
25,000	4.57%	7/24/2007	7/24/2012	10/24/2008
25,000	4.26%	7/30/2007	7/30/2012	10/30/2008
50,000	4.33%	8/10/2007	8/10/2012	11/10/2008
100,000	4.09%	8/16/2007	8/16/2012	11/16/2008

$280,000	4.24%

Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at September 30, 2008, and December 31, 2007.
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

The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (5.77% at September 30, 2008; 7.94% at December 31, 2007), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date December 2008). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
During the nine-month period ended September 30, 2008, losses of $13.2 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations. This was mainly due to a $4.9 million loss in connection to equity index option agreements in which performance by the counterparty (Lehman Brothers Finance S.A.), which filed for bankruptcy on October 3, 2008, is uncertain, resulting in a credit risk exposure for such amount, and an interest-rate swap contract that the Group entered in January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was subsequently terminated, resulting in a loss to the Group of approximately $7.9 million. For the nine-month period ended September 30, 2007, gains of $8.5 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations. There were no outstanding interest-rate swap contracts at September 30, 2008 and December 31, 2007.
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

There were no derivatives designated as a hedge at September 30, 2008 and December 31, 2007. At September 30, 2008, and December 31, 2007, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented and asset of $13.5 million (notional amount of $154.5 million) and $40.7 million (notional amount of $152.5 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $17.6 million (notional amount of $147.3 million) and $38.8 million (notional amount of $147.1 million), respectively.
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
The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair values is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are not trading actively in the current market; accordingly, they do not exhibit readily observable prices. Based on their valuation methodology, such investments are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, delinquency and loss rates. The assumptions used are drawn from a combination of internal and external data sources. A third-party valuation of these investments, in which all economic assumptions are determined by this third-party (external-based valuation), is obtained at least on a quarterly basis and is used by management as a benchmark to evaluate the adequacy of the cash flow model and the reasonableness of the assumptions and fair value estimates developed internally for the internal-based valuation. The external-based valuations are analyzed and assumptions are evaluated and incorporated in the internal-based valuation model when deemed necessary and agreed by management.

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
Assets and liabilities measured at fair value on a recurring basis are summarized below :

	September 30, 2008
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3
Investment securities available-for-sale	$—	$2,655,939	$651,881
Money market instruments	29,066	—	—
Derivative asset	—	—	13,548
Derivative liability	—	—	(17,627)

	$29,066	$2,655,939	$647,802

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2008.

	Total Fair Value Measurements			Total Fair Value Measurements
Level 3 Instruments Only	(Quarter ended September 30, 2008)			(Nine-month period ended September 30, 2008)
	Investment			Investment
	securities available-	Derivative	Derivative	securities available-	Derivative	Derivative
(In thousands)	for-sale	asset	liability	for-sale	asset	liability
Beginning balance	$211,178	$27,641	$(26,177)	$78,360	$40,709	$(38,793)
Total gains (losses) (realized/unrealized):
Included in earnings	(38,932)	(14,113)	8,442	(38,932)	(17,986)	12,614
Included in other comprehensive income	20,057	—	—	10,805	—	—
New instruments acquired	—	1,982	(1,978)	—	5,366	(5,322)
Principal repayment and amortization	(7,501)	(1,962)	2,086	(7,501)	(14,541)	13,874
Transfer of non-agency CMOs to Level 3	467,079	—	—	609,149	—	—

Ending balance	$651,881	$13,548	$(17,627)	$651,881	$13,548	$(17,627)

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
Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2008 and 2007:

	Unaudited (In thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
Quarter Ended September 30, 2008
Interest income	$19,960	$64,765	$19	$84,744	$—	$84,744
Interest expense	(7,524)	(49,179)	—	(56,703)	—	(56,703)

Net interest income	12,436	15,586	19	28,041	—	28,041
Non-interest income (loss)	3,046	(63,939)	3,877	(57,016)	—	(57,016)
Non-interest expenses	(14,418)	(989)	(2,790)	(18,197)	—	(18,197)
Intersegment revenue	1,024	—	—	1,024	(1,024)	—
Intersegment expense	—	(213)	(811)	(1,024)	1,024	—
Provision for loan losses	(1,950)	—	—	(1,950)	—	(1,950)

Income (loss) before income taxes	$138	$(49,555)	$295	$(49,122)	$—	$(49,122)

Total assets at September 30, 2008	$1,515,556	$4,622,746	$9,985	$6,148,287	$(233,621)	$5,914,666

Quarter Ended September 30, 2007
Interest income	$20,850	$54,022	$54	$74,926	$—	$74,926
Interest expense	(6,985)	(48,291)	—	(55,276)	—	(55,276)

Net interest income (expense)	13,865	5,731	54	19,650	—	19,650
Non-interest income	4,183	(1,352)	4,302	7,134	—	7,134
Non-interest expenses	(12,573)	(419)	(3,530)	(16,522)	—	(16,522)
Intersegment revenue	1,067	—	—	1,067	(1,067)	—
Intersegment expense	—	(215)	(852)	(1,067)	1,067	—
Provision for loan losses	(1,614)	—	—	(1,614)	—	(1,614)

Income before income taxes	$4,928	$3,745	$(26)	$8,648	$—	$8,648

Total assets at September 30, 2007	$1,592,464	$4,590,170	$11,472	$6,194,106	$(336,917)	$5,857,189

	Unaudited (In thousands)
			Financial	Total		Consolidated
	Banking	Treasury	Services	Segments	Eliminations	Total
Nine-Month Period Ended September 30, 2008
Interest income	$59,470	$192,456	$77	$252,003	$—	$252,003
Interest expense	(25,530)	(144,938)	—	(170,468)	—	(170,468)

Net interest income	33,940	47,518	77	81,535	—	81,535
Non-interest income (loss)	7,154	(62,063)	13,257	(41,652)	—	(41,652)
Non-interest expenses	(42,178)	(3,000)	(8,829)	(54,007)	—	(54,007)
Intersegment revenue	2,816	—	—	2,816	(2,816)	—
Intersegment expense	—	(555)	(2,261)	(2,816)	2,816	—
Provision for loan losses	(5,580)	—	—	(5,580)	—	(5,580)

Income (loss) before income taxes	$(3,848)	$(18,100)	$2,244	$(19,704)	$—	$(19,704)

Total assets at September 30, 2008	$1,515,556	$4,622,746	$9,985	$6,148,287	$(233,621)	$5,914,666

Nine-Month Period Ended September 30, 2007
Interest income	$65,859	$141,183	$184	$207,226	$—	$207,226
Interest expense	(24,701)	(131,797)	—	(156,498)	—	(156,498)

Net interest income	41,158	9,386	184	50,728	—	50,728
Non-interest income	7,207	9,794	13,059	30,060	—	30,060
Non-interest expenses	(38,308)	(1,998)	(9,521)	(49,827)	—	(49,827)
Intersegment revenue	2,943	—	—	2,943	(2,943)	—
Intersegment expense	—	(513)	(2,430)	(2,943)	2,943	—
Provision for loan losses	(4,064)	—	—	(4,064)	—	(4,064)

Income before income taxes	$8,936	$16,669	$1,292	$26,897	$—	$26,897

Total assets at September 30, 2007	$1,592,464	$4,590,170	$11,472	$6,194,106	$(336,917)	$5,857,189

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except per share data)

	Quarter ended September 30,			Nine-months ended September 30,
EARNINGS DATA:	2008	2007	Variance %	2008	2007	Variance %
Interest income	$84,744	$74,926	13.1%	$252,003	$207,226	21.6%
Interest expense	56,703	55,276	2.6%	170,468	156,498	8.9%

Net interest income	28,041	19,650	42.7%	81,535	50,728	60.7%
Provision for loan losses	1,950	1,614	20.8%	5,580	4,064	37.3%

Net interest income after provision for loan losses	26,091	18,036	44.7%	75,955	46,664	62.8%
Non-interest income (loss)	(57,016)	7,134	-899.2%	(41,652)	30,060	-238.6%
Non-interest expenses	18,197	16,522	10.1%	54,007	49,827	8.4%

Income (loss) before taxes	(49,122)	8,648	-668.0%	(19,704)	26,897	-173.3%
Income tax expense (benefit)	(4,226)	196	-2256.1%	(6,083)	1,007	-704.1%

Net Income (loss)	(44,896)	8,452	-631.2%	(13,621)	25,890	-152.6%
Less: dividends on preferred stock	(1,200)	(1,200)	—	(3,601)	(3,601)	—

Income (loss) available to common shareholders	$(46,096)	$7,252	-735.6%	$(17,222)	$22,289	-177.3%

PER SHARE DATA:

Basic	$(1.90)	$0.30	-733.3%	$(0.71)	$0.91	-178.0%

Diluted	$(1.89)	$0.30	-730.0%	$(0.71)	$0.91	-178.0%

Average common shares outstanding	24,292	24,230	0.3%	24,249	24,396	-0.6%
Average potential common share-options	82	31	164.5%	100	110	-9.1%

Average shares and shares equivalents	24,374	24,261	0.5%	24,349	24,506	-0.6%

Book value per common share				$7.16	$11.35	-36.9%

Market price at end of period				$17.86	$11.36	57.2%

Equity-to-assets ratio				4.09%	5.84%	-30.0%

Cash dividends declared per common share	$0.14	$0.14	—	$0.42	$0.42	—

Cash dividends declared on common share	$3,402	$3,377	0.7%	$10,206	$10,235	-0.3%

Return on average assets (ROA)	-2.99%	0.59%	-606.8%	-0.30%	0.66%	-145.5%

Return on average common equity (ROE)	-88.58%	11.17%	-893.0%	-8.97%	11.20%	-180.1%

Efficiency ratio	53.03%	62.65%	-15.4%	53.07%	70.47%	-24.7%

Expense ratio	0.80%	0.73%	9.6%	0.76%	0.80%	-5.0%

Interest rate spread	1.63%	1.19%	37.0%	1.56%	1.10%	41.8%

Interest rate margin	1.88%	1.46%	28.8%	1.82%	1.36%	33.8%

Number of financial centers				23	24	-4.2%

	September 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2008	2007	Variance %
(In thousands)
Investments and loans
Investment securities	$4,520,514	$4,585,610	-1.4%
Loans (including loans held-for-sale), net	1,219,838	1,179,566	3.4%
Securities sold but not yet delivered	4,857	—	100.0%

	$5,745,209	$5,765,176	-0.3%

Deposits and Borrowings
Deposits	$1,517,789	$1,246,420	21.8%
Repurchase agreements	3,770,755	3,861,411	-2.3%
Other borrowings	358,833	395,441	-9.3%
Securities purchased but not yet received	—	111,431	-100.0%

	$5,647,377	$5,614,703	0.6%

Stockholders’ equity
Preferred equity	$68,000	$68,000	—
Common equity	174,018	291,461	-40.3%

	$242,018	$359,461	-32.7%

Capital ratios
Leverage capital	5.98%	6.69%	-10.6%

Tier 1 risk-based capital	15.93%	18.59%	-14.3%

Total risk-based capital	16.49%	19.06%	-13.5%

Trust assets managed	$1,839,702	$1,962,226	-6.2%
Broker-dealer assets gathered	1,236,760	1,281,168	-3.5%

Assets managed	3,076,462	3,243,394	-5.1%
Assets owned	5,914,666	5,999,855	-1.4%

Total financial assets managed and owned	$8,991,128	$9,243,249	-2.7%

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
During the third quarter of 2008, the Group reported an other -than-temporary impairment of $55.8 million, net of tax ($2.29 per diluted share); a net of tax loss of $4.14 million ($0.17 per diluted share), in connection with equity index option agreements in which performance by the counterparty (Lehman Brothers Finance S.A.) is uncertain; and an income tax benefit of $500,000 ($0.02 per share), for the reassessment of the valuation allowance for the Group’s deferred tax asset.
Excluding these items, the Company had income available to common shareholders of $13.4 million, equal to $0.55 per share (diluted), an increase of 83.6% over the year ago quarter’s $7.3 million, equal to $0.30 per diluted share.
The securities subject to an other-than-temporary impairment are an ALT A Hybrid ARM collateralized mortgage obligation purchased in late 2006 (the “ALT A CMO”) and certain collateralized debt obligations purchased in mid 2007 (the “impaired CDOs”).
Impairment charges of $38.9 million were recorded with respect to the ALT A CMO, representing the difference between the amortized cost of $159.0 million and the estimated fair value of $120.1 million, both at September 30, 2008.
The aggregate fair value of the impaired CDOs has been estimated at $40.1 million at September 30, 2008, a difference of $19.9 million from its aggregate principal balance of $60.0 million. Although no loss is projected on the impaired CDOs as a result of a recently achieved optimization of the investment structure, the Group has determined that the entire amount of the unrealized loss on these securities constituted an other-than-temporary impairment at September 30, 2008, requiring a $19.9 million charge against operations, net of the anticipated tax effect of $3.0 million.
A substantial portion of the charges may be recovered and applied to earnings through the remaining life of these securities. This will result in a prospective increase to NII and NIM, to the extent these securities continue to perform as anticipated.
Income Available (Loss) to Common Shareholders
For the quarter and nine-month periods ended September 30, 2008, the Group recorded a loss to common shareholders of $46.1 million and $17.2 million, respectively, compared to income of $7.3 million and $22.3 million, respectively, in the comparable year-ago quarter and nine-month period. Losses per basic and fully diluted common share were $1.90 and $1.89, respectively, for the quarter ended September 30, 2008, compared to income of $0.30 per basic and fully diluted common share in the same year-ago quarter, and losses of $0.71 per basic and fully diluted common share for the nine-month period ended September 30, 2008, compared to income of $0.91 in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and nine-month period ended September 30, 2008, was (88.58%) and (8.97%), respectively, compared to 11.17% and 11.20%, for the quarter and nine-months ended September 30, 2007, respectively. Return on average assets (ROA) for the quarter and nine-month period ended September 30, 2008, was (2.99%) and (0.30%), respectively, compared to 0.59% and 0.66%, for the quarter and nine-months ended September 30, 2007, respectively.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 44.7% for the quarter and 62.8% for the nine-month period ended September 30, 2008, totaling $26.1 million and $76.0 million, respectively, compared with $18.0 million and $46.7 million for the same periods last year. The increase of 13.1% and 21.6% in interest income for the quarter and nine-month period ended September 30, 2008, totaling $84.7 million and $252.0 million, respectively, compared with $74.9 million and $207.2 million, respectively, for the same periods last year, was mainly due to higher volumes of investment securities and higher average yields. Interest expense increased by 2.6% and 8.9% for the quarter and nine-month periods ended September 30, 2008, as compared to same periods last year, primarily due to higher average balances in the deposits and borrowings portfolios. Net interest margin for the quarter and nine-month periods ended September 30, 2008, was 1.88% and 1.82%, respectively, compared to 1.46% and 1.36%, respectively, for the same periods last year.
Non-Interest Income (Loss)
Total non-interest losses, including the aforementioned other-than-temporary impairment non-cash loss and charges in connection with derivative transactions under equity index option agreements in which performance by the counterparty is uncertain, were $57.0 million and $41.7 million, respectively, for the quarter and nine-month period ended September 30, 2008, compared to income of $7.1 million and $30.1 million for the same periods last year. Total banking and financial services revenues amounted to $6.3 million for the quarter ended September 30, 2008, a decrease of 6.7% from the $6.7 million recorded for the same period a year ago, and amounted to $20.2 million for the nine-month period ended September 30, 2008, an increase of 1.3% from the $20.0 million for the same period a year ago.
Securities, derivatives and trading activities revenues for the quarter and nine-month period ended September 30, 2008 amounted to a loss of $63.3 million and $61.9 million, respectively, compared to a gain of $412,000 and $10.0 million, respectively, for the same periods a year-ago. Results for the nine months of 2008 include an interest-rate swap contract that the Group entered in January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500 million, which was subsequently terminated resulting in a loss to the Group of approximately $7.9 million. Also, during the third quarter of 2008, the Group charged $4.9 million as a loss in connection with equity index option agreements, and recorded an other-than-temporary I non-cash loss of $58.8 million. For the nine-month period ended September 30, 2007, gains of $8.5 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations. There were no outstanding interest-rate swap contracts at September 30, 2008 and December 31, 2007.

Non-Interest Expenses
Non-interest expenses totaled $18.2 million and $54.0 million, respectively, for the quarter and nine-month period ended September 30, 2008, compared to $16.5 million and $49.8 million, respectively, in the year ago periods. The efficiency ratio improved to 53.03% from 62.65% in the year ago quarter, and to 53.07% from 70.47% for the nine month period.
Income Taxes
The Group recorded an income tax benefit of $4.2 million and $6.1 million, respectively, for the quarter and nine-month period ended September 30, 2008, compared to an expense of $196,000 and $1.0 million for the respective periods ended September 30, 2007, mainly due to the deferred tax effect related to the other than temporary impairment and derivative transaction losses recorded in the third quarter of 2008, and the expiration of certain tax contingencies, the reassessment of the valuation allowance for deferred tax assets.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At September 30, 2008, total financial assets reached $8.991 billion, compared to $9.243 billion at December 31, 2007, a 2.7% decrease. When compared to December 31, 2007, there was a 1.4% decrease in assets owned at September 30, 2008, while assets managed by the trust division and the broker-dealer subsidiary decreased by only 5.1% to $3,076 billion in September 2008, from $3.243 billion in December 2007, despite 2008’s sharp decline in the stock and bond markets. Owned assets are approximately 95% owned by the Group’s banking subsidiary and its IBE subsidiary.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2008, total assets managed by the Group’s trust division and CPC amounted to $1.840 billion, compared to $1.962 billion at December 31, 2007. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2008, total assets gathered by the broker-dealer from its customer investment accounts decreased to $1.237 billion, compared to $1.281 billion at December 31, 2007.
Interest Earning Assets
The investment portfolio amounted to $4.521 billion at September 30, 2008, a 1.4% decrease compared to $4.586 billion at December 31, 2007, while the loan portfolio increased 3.4% to $1.220 billion at September 30, 2008, compared to $1.180 billion at December 31, 2007.
The mortgage loan portfolio totaled $1.031 billion at September 30, 2008, a 1.3% increase from $1.017 billion at September 30, 2007, and an increase of 2.7%, from $1.003 million at December 31, 2007. Mortgage loan production (excluding purchases) for the nine-month period ended September 30, 2008, totaled $176.2 million, which represents a 57.7% increase compared to the same period last year.
Interest Bearing Liabilities
Total deposits amounted to $1.518 billion at September 30, 2008, an increase of 21.8% compared to $1.246 billion at December 31, 2007, primarily due to increased wholesale certificates of deposit that are used as a more economical and flexible alternative for replacing higher cost deposits and short-term repurchase agreements.
Stockholders’ Equity
Stockholders’ equity at September 30, 2008, was $242.0 million, compared to $359.5 million at December 31, 2007, reflecting decreased mark-to-market valuation on the available-for-sale investment securities portfolio and lower retained earnings as a result of the loss recorded for the quarter ended September 30, 2008.
The Group’s capital ratios remain above regulatory capital requirements, with risk-based capital ratios significantly above regulatory capital adequacy guidelines. At September 30, 2008, Tier 1 Leverage Capital Ratio was 5.98% (1.5 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 15.93% (4.0 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 16.49% (2.1 times the minimum of 8.00%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2008	2007	in %	2008	2007	in BPS	2008	2007	in %
A — TAX EQUIVALENT SPREAD

Interest-earning assets	$84,744	$74,926	13.1%	5.67%	5.59%	8	$5,980,562	$5,358,037	11.6%
Tax equivalent adjustment	27,951	20,902	33.7%	1.87%	1.56%	31	—	—	—

Interest-earning assets — tax equivalent	112,695	95,828	17.6%	7.54%	7.15%	39	5,980,562	5,358,037	11.6%
Interest-bearing liabilities	56,703	55,276	2.6%	4.04%	4.40%	(36)	5,612,134	5,027,622	11.6%

Tax equivalent net interest income / spread	$55,992	$40,552	38.1%	3.50%	2.75%	75	$368,428	$330,415	11.5%

Tax equivalent interest rate margin				3.74%	3.03%	71

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$64,478	$52,175	23.6%	5.47%	5.17%	30	$4,717,589	$4,036,594	16.9%
Investment management fees	—	80	-100.0%	—	0.01%	(1)	—	—	—

Total investment securities	64,478	52,255	23.4%	5.47%	5.18%	29	4,717,589	4,036,594	16.9%
Trading securities	2	4	-50.0%	1.54%	1.20%	34	518	1,337	-61.3%
Money market investments	293	968	-69.7%	3.07%	5.84%	(277)	38,137	66,346	-42.5%

	64,773	53,227	21.7%	5.45%	5.19%	26	4,756,244	4,104,277	15.9%

Loans:
Mortgage	16,706	17,389	-3.9%	6.48%	6.64%	(16)	1,030,894	1,048,265	-1.7%
Commercial	2,663	3,491	-23.7%	6.29%	7.96%	(167)	169,297	175,449	-3.5%
Consumer	602	819	-26.5%	9.98%	10.90%	(92)	24,127	30,046	-19.7%

	19,971	21,699	-8.0%	6.52%	6.92%	(40)	1,224,318	1,253,760	-2.3%

	84,744	74,926	13.1%	5.67%	5.59%	8	5,980,562	5,358,037	11.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	35,638	35,322	0.9%
Now accounts	912	203	349.3%	2.40%	1.23%	117	152,314	66,045	130.6%
Savings	2,298	3,673	-37.4%	2.92%	4.40%	(148)	315,124	333,652	-5.6%
Certificates of deposit	8,992	9,685	-7.2%	3.87%	4.67%	(80)	930,053	829,263	12.2%

	12,202	13,561	-10.0%	3.41%	4.29%	(88)	1,433,129	1,264,282	13.4%

Borrowings:
Repurchase agreements	40,456	37,431	8.1%	4.27%	4.39%	(12)	3,787,608	3,412,662	11.0%
Financing fees	—	(25)	-100.0%	—	—	—	—	—	—

Total repurchase agreements	40,456	37,406	8.2%	4.27%	4.38%	(11)	3,787,608	3,412,662	11.0%
FHLB advances	3,323	3,255	2.1%	4.19%	4.46%	(27)	317,184	291,667	8.7%
Subordinated capital notes	540	770	-29.8%	5.99%	8.80%	(281)	36,083	35,000	3.1%
Term notes	—	7	-100.0%	—	2.63%	(263)	—	1,050	-100.0%
Other borrowings	182	277	-34.4%	1.91%	4.83%	(292)	38,130	22,961	66.1%

	44,501	41,715	6.7%	4.26%	4.43%	(17)	4,179,005	3,763,340	11.0%

	56,703	55,276	2.6%	4.04%	4.40%	(36)	5,612,134	5,027,622	11.6%

Net interest income / spread	$28,041	$19,650	42.7%	1.63%	1.19%	44

Interest rate margin				1.88%	1.46%	42

Excess of average interest-earning assets over average interest-bearing liabilities							$368,428	$330,415	11.5%

Average interest-earning assets over average interest-bearing liabilities ratio							106.56%	106.57%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$8,454	$3,092	$11,546
Loans	(510)	(1,218)	(1,728)

	7,944	1,874	9,818

Interest Expense:
Deposits	1,811	(3,169)	(1,358)
Repurchase agreements	4,110	(1,061)	3,049
Other borrowings	500	(764)	(264)

	6,421	(4,994)	1,427

Net Interest Income	$1,523	$6,868	$8,391

TABLE 1A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2008	2007	in %	2008	2007	in BPS	2008	2007	in %
A — TAX EQUIVALENT SPREAD

Interest-earning assets	$252,003	$207,226	21.6%	5.64%	5.56%	8	$5,957,217	$4,971,009	19.8%
Tax equivalent adjustment	83,196	56,679	46.8%	1.86%	1.52%	34	—	—	—

Interest-earning assets — tax equivalent	335,199	263,905	27.0%	7.50%	7.08%	42	5,957,217	4,971,009	19.8%
Interest-bearing liabilities	170,468	156,498	8.9%	4.08%	4.46%	(38)	5,565,169	4,677,485	19.0%

Tax equivalent net interest income / spread	$164,731	$107,407	53.4%	3.42%	2.62%	80	$392,048	$293,524	33.6%

Tax equivalent interest rate margin				3.69%	2.88%	81

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$190,751	$139,244	37.0%	5.43%	5.06%	37	$4,683,794	$3,667,895	27.7%
Investment management fees	—	(210)	-100.0%	—	-0.01%	1	—	—	—

Total investment securities	190,751	139,034	37.2%	5.43%	5.05%	38	4,683,794	3,667,895	27.7%
Trading securities	12	18	-33.3%	3.15%	2.62%	53	508	917	-44.6%
Money market investments	1,759	2,312	-23.9%	3.61%	5.79%	(218)	65,043	53,230	22.2%

	192,522	141,364	36.2%	5.40%	5.06%	34	4,749,345	3,722,042	27.6%

Loans:
Mortgage	49,638	50,604	-1.9%	6.46%	6.72%	(26)	1,025,147	1,004,105	2.1%
Commercial	7,914	12,647	-37.4%	6.73%	7.93%	(120)	156,708	212,744	-26.3%
Consumer	1,929	2,611	-26.1%	9.89%	10.84%	(95)	26,017	32,118	-19.0%

	59,481	65,862	-9.7%	6.57%	7.03%	(46)	1,207,872	1,248,967	-3.3%

	252,003	207,226	21.6%	5.64%	5.56%	8	5,957,217	4,971,009	19.8%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	36,075	35,974	0.3%
Now accounts	1,310	612	114.1%	1.78%	1.19%	59	98,363	68,851	42.9%
Savings	9,999	9,941	0.6%	3.44%	4.26%	(82)	387,644	311,285	24.5%
Certificates of deposit	25,437	28,856	-11.8%	4.07%	4.60%	(53)	833,912	836,680	-0.3%

	36,746	39,409	-6.8%	3.61%	4.19%	(58)	1,355,994	1,252,790	8.2%

Borrowings:
Repurchase agreements	120,904	107,067	12.9%	4.23%	4.53%	(30)	3,806,756	3,154,369	20.7%
Interest rate risk management	—	(773)	-100.0%	—	-0.03%	3	—	—	—
Financing fees	—	416	100.0%	—	0.02%	(2)	—	—	—

Total repurchase agreements	120,904	106,710	13.3%	4.23%	4.51%	(28)	3,806,756	3,154,369	20.7%
FHLB advances	10,370	7,160	44.8%	4.22%	4.53%	(31)	327,276	210,697	55.3%
Subordinated capital notes	1,776	2,295	-22.6%	6.56%	8.65%	(209)	36,083	35,357	2.1%
Term notes	—	201	100.0%	—	4.98%	(498)	—	5,393	-100.0%
Other borrowings	672	723	-7.0%	2.30%	5.10%	(280)	39,060	18,879	106.9%

	133,722	117,089	14.2%	4.24%	4.56%	(32)	4,209,175	3,424,695	22.9%

	170,468	156,498	8.9%	4.08%	4.46%	(38)	5,565,169	4,677,485	19.0%

Net interest income / spread	$81,535	$50,728	60.7%	1.56%	1.10%	46

Interest rate margin				1.82%	1.36%	46

Excess of average interest-earning assets over average interest-bearing liabilities							$392,048	$293,525	33.6%

Average interest-earning assets over average interest-bearing liabilities ratio							107.04%	106.28%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$39,017	$12,141	$51,158
Loans	(2,167)	(4,214)	(6,381)

	36,850	7,927	44,777

Interest Expense:
Deposits	3,247	(5,910)	(2,663)
Repurchase agreements	22,070	(7,877)	14,193
Other borrowings	5,072	(2,632)	2,440

	30,389	(16,419)	13,970

Net Interest Income	$6,461	$24,346	$30,807

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

For the quarter and nine-month period ended September 30, 2008, net interest income amounted to $28.0 million and $81.5 million, respectively, an increase of 42.7% and 60.7% from $19.7 million and $50.7 million, in the same periods of the previous year. The increase for the quarter and nine-month period reflects a 13.1% and 21.6% increase in interest income, due to a positive volume variance $7.9 million and $36.9 million, respectively, and a positive rate variance of $1.9 million and $7.9 million, respectively. The increase of 2.6% and 8.9% in interest expense for the quarter and nine-month period ended September 30, 2008, was primarily the result of an increase of $6.4 million and $30.4 million, respectively, in interest expense from higher volume of interest-bearing liabilities, offset by reduced rates on such interest-bearing liabilities. Interest rate spread increased 44 basis points to 1.63% for the quarter ended September 30, 2008, from 1.19% in the September 30, 2007 quarter, and 46 basis points to 1.56% for the nine-month period ended September 30, 2008, from 1.10% for the year ago period. These increases reflect the full benefits of the actions taken by the Group to reposition the available-for-sale investment securities portfolio and its funding in late 2006 and during 2007.
For the quarter and nine-month period ended September 30, 2008, the average balances of total interest-earnings assets were $5.981 billion and $5.957 billion, respectively, an 11.6% and 19.8% increase from the same periods last year. The increase in the quarterly average balance reflects an increase of 15.9% to $4.756 billion in the investment portfolio, partially offset by a decrease of 2.3% to $1.224 billion in the loans portfolio for the 2008 quarter. The increase in the nine-month period average balance reflects an increase of 27.6% to $4.749 billion in the investment portfolio, partially offset by a decrease of 3.3% to $1.208 billion in the loans portfolio for the 2008 nine-month period.
For the quarter and nine-month period ended September 30, 2008, the average yield on interest-earning assets was 5.67% and 5.64%, respectively, compared to 5.59% and 5.56% in the same periods last year, due to higher average yields in the investment portfolio, offset by lower yields in the loan portfolio. The investment portfolio yield increased to 5.45% and 5.40% in the quarter and nine-month period ended September 30, 2008, respectively, versus 5.19% and 5.06% in the same periods last year, respectively, due to additions of higher-yielding investments.
For the quarter and nine-month period ended September 30, 2008, interest expense amounted to $56.7 million and $170.5 million, respectively, an increase of 2.6% and 8.9%, respectively, from $55.3 million and $156.5 million in the same periods last year, mainly resulting from a higher volume of interest-bearing liabilities.
For the quarter ended September 30, 2008, the cost of deposits decreased 88 basis points to 3.41%, as compared to the same period a year ago. For the nine-month period ended September 30, 2008, the cost of deposits decreased 58 basis points to 3.61%, as compared to the same period a year ago. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter and nine-month period ended September 30, 2008, the cost of borrowings decreased 17 basis points and 32 basis points, respectively, to 4.26% and 4.24%, respectively, from the same periods last year.
TABLE 2 — NON-INTEREST INCOME (LOSS) SUMMARY:
FOR THE QUARTERS AND NINE-MONTHS PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

	Quarter ended September 30,			Nine-Month period ended September 30,
	2008	2007	Variance %	2008	2007	Variance %
Financial service revenues	$3,756	$3,737	0.5%	$12,496	$12,629	-1.1%
Banking service revenues	1,406	1,862	-24.5%	4,328	6,001	-27.9%
Investment banking revenues	200	113	77.0%	950	113	740.7%
Mortgage banking activities	910	1,010	-9.9%	2,461	1,242	98.1%

Total banking and financial service revenues	6,272	6,722	-6.7%	20,235	19,985	1.3%

Securities available-for-sale	386	—	100.0%	9,908	358	2667.6%
Other than temporary impairments	(58,804)	—	-100.0%	(58,804)	—	-100.0%
Derivatives net gain (loss)	(5,522)	154	-3686.0%	(13,247)	8,538	-255.2%
Trading net gain (loss)	(31)	(2)	1450.0%	(32)	—	-100.0%
Income from other investments	16	297	-94.6%	132	1,083	-87.8%

Securities, derivatives and trading activities	(63,955)	449	-14343.9%	(62,043)	9,979	-721.7%

Gain (loss) on foreclosed real estate	58	(59)	-198.3%	(452)	8	-5750.0%
Other	609	22	2668.2%	608	88	590.9%

Total non-interest income (loss)	$(57,016)	$7,134	-899.2%	$(41,652)	$30,060	-238.6%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
The Group recorded non-interest losses in the amount of $57.0 million and $41.7 million in the quarter and nine-month period ended September 30, 2008, compared to income of $7.1 million and $30.1 million in the same periods last year.
Financial service revenues, generated from trust, mortgage banking, investment banking, brokerage, and insurance activities is the principal recurring component of non-interest income. For the quarter and nine-month periods ended September 30, 2008, revenues from such activities were $6.3 million and $20.2 million, respectively, a decrease of 6.7% from $6.7 million when compared with the same quarter last year, and an increase of 1.3% from $20.0 million when compared to the nine-month period ended September 30, 2007. Financial service revenues remained at $3.8 million when compared to the third quarter of 2007, and decreased by 1.1% to $12.5 million for the nine-month period ended September 30, 2008. Revenues from mortgage banking activities for the quarter ended September 30, 2008 were $910,000, a decrease of 9.9% when compared to the same quarter last year, and for the nine-month period ended September 30, 2008 increased by 98.1% to $2.5 million, compared to $1.2 million for the same period a year ago. Investment banking revenues for the quarter and nine-month periods ended September 30, 2008, amounted to $200,000 and $950,000.
Banking service revenue, another major component of non-interest income, consists primarily of fees generated by deposit accounts, electronic banking services, and bank service commissions. For the quarter and nine-month periods ended September 30, 2008, these revenues were $1.4 million and $4.3 million, a decrease of 24.5% and 27.9% from $1.9 million and $6.0 million, respectively, for the same periods last year, reflecting reduced consumer banking activity.
Securities, derivatives and trading activities revenues for the quarter and nine-month period ended September 30, 2008 amounted to a loss of $63.3 million and $61.9 million, respectively, compared to a gain of $412,000 and $10.0 million, respectively, for the same periods a year-ago. During the third quarter of 2008, the Group charged $4.9 million as a loss in connection with equity index option agreements, and recorded an other-than-temporary non-cash loss of $58.8 million. Results for the nine months of 2008 include an interest-rate swap contract that the Group entered into on January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500 million, which was subsequently terminated resulting in a loss to the Group of approximately $7.9 million. For the nine-month period ended September 30, 2007, gains of $8.5 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations, which included an $8.2 million gain from the elimination of forecasted transactions on interest rate swaps unwound in 2006.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2008	2007	Variance %	2008	2007	Variance %

Compensation and employee benefits	$7,742	$7,561	2.4%	$23,281	$21,222	9.7%
Occupancy and equipment	3,561	3,045	16.9%	10,213	9,381	8.9%
Professional and service fees	2,457	1,543	59.2%	6,604	5,316	24.2%
Advertising and business promotion	847	1,069	-20.8%	2,757	2,980	-7.5%
Loan servicing expenses	352	349	0.9%	1,022	1,412	-27.6%
Directors and investor relations expenses	273	308	-11.4%	854	1,608	-46.9%
Taxes, other than payroll and income taxes	644	607	6.1%	1,862	1,543	20.7%
Electronic banking charges	428	431	-0.7%	1,242	1,346	-7.7%
Clearing and wrap fees expenses	294	321	-8.4%	901	997	-9.6%
Communications	314	354	-11.3%	964	1,001	-3.7%
Insurance	618	210	194.3%	1,799	638	182.0%
Printing, postage, stationery and supplies	214	177	20.9%	736	568	29.6%
Other expenses	453	547	-17.2%	1,772	1,815	-2.4%

Total non-interest expenses	$18,197	$16,522	10.1%	$54,007	$49,827	8.4%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	42.5%	45.8%		43.1%	42.6%

Compensation to total assets (annualized)	0.52%	0.52%		0.52%	0.48%

Average compensation per employee (annualized)	$56.8	$59.5		$56.6	$54.8

Average number of employees	545	508		548	516

Assets owned per average employee	$10,853	$11,530		$10,793	$11,351

Non-interest expenses for the quarter and nine-month period ended September 30, 2008, were $18.2 million and $54.0 million, respectively, representing increases of 10.1% and 8.4%, respectively, when compared to $16.5 million and $49.8 million in the same period a year ago, primarily as a result of higher professional fees, insurance expense and occupancy and equipment expense. The non-interest expense results reflect an efficiency ratio of 53.03% for the quarter ended September 30, 2008, compared to 62.65% in the same quarter last year. For the nine-month period ended September 30, 2007, the efficiency ratio was 53.07%, compared to 70.46% for the same period last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a loss of $61.9 million and income of $10.1 million for the nine-month period ended September 30, 2008 and 2007, respectively.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

				Nine-Month Period Ended
	Quarter Ended September 30,		Change in	September 30,		Change in
	2008	2007	%	2008	2007	%

Balance at beginning of period	$11,885	$8,432	41.0%	$10,161	$8,016	26.8%
Provision for loan losses	1,950	1,614	20.8%	5,580	4,064	37.3%
Net credit losses — see Table 5	(1,369)	(991)	38.1%	(3,275)	(3,025)	8.3%

Balance at end of period	$12,466	$9,055	37.7%	$12,466	$9,055	37.7%

Selected Data and Ratios:
Outstanding gross loans at September 30,				$1,232,304	$1,206,559	2.1%
Allowance coverage ratios:
Total loans				1.01%	0.75%	34.7%
Non-performing loans				18.16%	14.72%	23.4%
Non-mortgage non-performing loans				301.99%	316.28%	-4.5%
TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     (In thousands)

				Nine-Month Period Ended
	Quarter Ended September 30,		Change in	September 30,		Change in
	2008	2007	%	2008	2007	%
Mortgage
Charge-offs	$(648)	$(248)	161.3%	$(1,128)	$(1,274)	-11.5%
Recoveries	—	—	—	—	—	—

	(648)	(248)	161.3%	(1,128)	(1,274)	-11.5%

Commercial
Charge-offs	(80)	(258)	-69.0%	(222)	(272)	-18.4%
Recoveries	26	10	160.0%	40	31	29.0%

	(54)	(248)	-78.2%	(182)	(241)	-24.5%

Consumer
Charge-offs	(732)	(592)	23.6%	(2,164)	(1,824)	18.6%
Recoveries	65	97	-33.0%	199	314	-36.6%

	(667)	(495)	34.7%	(1,965)	(1,510)	30.1%

Net credit losses
Total charge-offs	(1,460)	(1,098)	33.0%	(3,514)	(3,370)	4.3%
Total recoveries	91	107	-15.0%	239	345	-30.7%

	$(1,369)	$(991)	38.1%	$(3,275)	$(3,025)	8.3%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.25%	0.09%		0.15%	0.17%

Commercial	0.13%	0.57%		0.15%	0.15%

Consumer	11.06%	6.59%		10.07%	6.27%

Total	0.45%	0.32%		0.36%	0.32%

Recoveries to charge-offs	6.23%	9.74%	-36.0%	6.80%	10.24%	-33.6%

Average loans:
Mortgage	$1,030,894	$1,048,265	-1.7%	$1,025,147	$1,004,105	2.1%
Commercial	169,297	175,449	-3.5%	156,708	212,744	-26.3%
Consumer	24,127	30,046	-19.7%	26,017	32,118	-19.0%

Total	$1,224,318	$1,253,760	-2.3%	$1,207,872	$1,248,967	-3.3%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
AT SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Allowance for loan losses breakdown:
Mortgage	$7,018	$5,958	17.8%	$5,346
Commercial	3,171	1,838	72.5%	1,877
Consumer	1,839	2,006	-8.3%	1,599
Unallocated allowance	438	359	22.0%	234

	$12,466	$10,161	22.7%	$9,055

Allowance composition:
Mortgage	56.3%	58.7%		59.0%
Commercial	25.4%	18.1%		20.7%
Consumer	14.8%	19.7%		17.7%
Unallocated allowance	3.5%	3.5%		2.6%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and nine-month periods ended September 30, 2008, totaled $2.0 million and $5.6 million, respectively, representing an increase of 20.8% and 37.3% from the $1.6 million and $4.1 million reported for the same quarter last year. Based on an analysis of the credit quality and composition of the loan portfolio, the Group determined that the provision for the quarter and nine-month period ended September 30, 2008, was adequate in order to maintain the allowance for loan losses at an appropriate level.
Net credit losses for the quarter and nine-month periods ended September 30, 2008, increased from $991,000 (0.32% of average loans outstanding) in the quarter ended September 30, 2007, to $1.4 million (0.45% of average loans outstanding) in the corresponding quarter of 2008, and increased from $3.0 million (0.32% average loans outstanding) in the first nine months of 2007, to $3.3 million (0.36%) for the same period of 2008. The increase was primarily due to higher net credit losses from consumer loans. Non-performing loans of $68.6 million at September 30, 2008, were 11.6% higher than the $61.5 million at September 30, 2007, but only 3.8% higher than the $66.1 million at December 31, 2007,
The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of probable losses.
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

Included in the review of individual loans are those that are impaired, under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 and over 90-days past due are evaluated for impairment, under the provisions of SFAS 114. At September 30, 2008, the total investment in impaired loans was $1.6 million, compared to $1.1 million at December 31, 2007. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group determined that a specific impairment allowance of $300,000 was required for such loans, as the loan collateral fair value exceeds the loan’s book value.
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

FINANCIAL CONDITION
TABLE 7 — BANK ASSETS SUMMARY AND COMPOSITION
AT SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Investments:
Mortgage-backed securities	$3,310,952	$2,602,766	27.2%	$2,556,353
U.S. Government and agency obligations	977,725	1,698,748	-42.4%	1,588,144
P.R. Government and agency obligations	70,810	72,667	-2.6%	72,492
Other Securities	141,065	189,109	-25.4%	108,094
FHLB stock	19,812	20,658	-4.1%	21,387
Other Investments	150	1,662	-91.0%	61,612

	4,520,514	4,585,610	-1.42%	4,408,082

Loans:
Loans receivable	1,201,152	1,173,055	2.4%	1,184,951
Allowance for loan losses	(12,466)	(10,161)	22.7%	(9,055)

Loans receivable, net	1,188,686	1,162,894	2.2%	1,175,896
Mortgage loans held-for-sale	31,152	16,672	86.9%	21,607

Total loans receivable, net	1,219,838	1,179,566	3.4%	1,197,503

Securities sold but not yet delivered	4,857	—	100.0%	45,866

Total securities and loans	5,745,209	5,765,176	-0.3%	5,651,451

Other assets:
Cash and due from banks	40,382	88,983	-54.6%	74,885
Accrued interest receivable	38,104	52,315	-27.2%	33,162
Premises and equipment, net	20,911	21,779	-4.0%	20,124
Deferred tax asset, net	22,577	10,362	117.9%	14,136
Foreclosed real estate, net	8,220	4,207	95.4%	4,349
Investment in equity indexed options	13,548	40,709	-66.7%	36,738
Other assets	25,715	16,324	57.5%	22,344

Total other assets	169,457	234,679	-27.8%	205,738

Total assets	$5,914,666	$5,999,855	-1.4%	$5,857,189

Investments portfolio composition:
Mortgage-backed securities	73.2%	56.8%		58.0%
U.S. Government securities	21.6%	37.0%		36.0%
P.R. Government securities	1.6%	1.6%		1.6%
FHLB stock and other investments	3.6%	4.6%		4.4%

	100.0%	100.0%		100.0%

At September 30, 2008, the Group’s total assets amounted to $5.915 billion, a decrease of 1.4%, when compared to $6.0 billion at December 31, 2007. Interest-earning assets were $5.745 billion at September 30, 2008, a 0.3% decrease compared to $5.765 billion at December 31, 2007.
Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At September 30, 2008, the investment portfolio decreased 1.42% to $4.521 billion, from $4.586 billion at December 31, 2007. For further details regarding the Group’s investment securities, refer to Note 2 of the unaudited consolidated financial statements.
At September 30, 2008, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.220 billion, an increase of 3.4% when compared to $1.180 billion at December 31, 2007. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter and nine-month periods ended September 30, 2008, decreased 22.0% and 7.7%, respectively, to $68.0 million and $226.8 million, compared to the quarter and nine-month period ended September 30, 2007.

TABLE 8 — NON-PERFORMING ASSETS
AT SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Non-performing assets:
Non-accruing loans	$32,855	$27,347	20.1%	$22,249
Accruing loans	35,786	38,762	-7.7%	39,278

Total non-performing loans	68,641	66,109	3.8%	61,527
Foreclosed real estate	8,220	4,207	95.4%	4,349

Total non-performing assets	$76,861	$70,316	9.3%	$65,876

Non-performing assets to total assets	1.30%	1.17%		1.12%

TABLE 9 — NON-PERFORMING LOANS
AT SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Non-performing loans:
Mortgage	$64,513	$62,878	2.6%	$58,664
Commercial, mainly secured by real estate	3,308	2,413	37.1%	2,257
Consumer	820	818	0.2%	606

Total	$68,641	$66,109	3.8%	$61,527

Non-performing loans composition:
Mortgage	94.0%	95.1%		95.3%
Commercial, mainly secured by real estate	4.8%	3.7%		3.7%
Consumer	1.2%	1.2%		1.0%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	5.57%	5.56%	0.2%	5.10%

Total assets	1.16%	1.10%	5.5%	1.05%

Total capital	28.36%	18.39%	54.2%	18.00%

At September 30, 2008, the allowance for loan losses to non-performing loans coverage ratio was 18.16%. Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2008, the Group’s non-performing mortgage loans totaled $64.5 million (94.0% of the Group’s non-performing loans), a 2.6% increase from the $62.9 million (95.1% of the Group’s non-performing loans) reported at December 31, 2007. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2008, the Group’s non-performing commercial loans amounted to $3.3 million (4.8% of the Group’s non-performing loans), a 37.1% increase when compared to non-performing commercial loans of $2.4 million reported at December 31, 2007 (3.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2008, the Group’s non-performing consumer loans amounted to $820,000 (1.2% of the Group’s total non-performing loans), an increase of only 0.2% from the $818,000 reported at December 31, 2007 (1.2% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the nine-month period ended September 30, 2008, totaled approximately $2.5 million.
At September 30, 2008, the Group’s total liabilities were $5.673 billion, 0.6% higher than the $5.640 billion reported at December 31, 2007. Deposits and borrowings, the Group’s funding sources, amounted to $5.647 billion at September 30, 2008, an increase of 2.6% when compared to $5.503 billion reported at December 31, 2007. At September 30, 2008, borrowings represented 73.1% of interest-bearing liabilities and deposits represented 26.9%, versus 77.4% and 22.6%, respectively, at December 31, 2007.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB advances, including accrued interest, totaled $281.7 million at September 30, 2008, and $331.9 million at December 31, 2007. The Group has the capacity to expand FHLB funding up to a maximum of $512.7 million based on the assets pledged by the Group on the FHLB.
During the quarter ended September 30, 2008, the Group continued to change its funding mix, using wholesale certificates of deposit as a more economical and flexible alternative for replacing higher cost retail deposits and short-term repurchase agreements. As a result, deposits reached of $1.518 billion at September 30, 2008, an increase of 21.8% as compared to the $1.246 billion reported at December 31, 200. The deposits mix change, along with lower interest rates, helped reduce total interest expense as compared to the previous quarter. The change in the composition of retail deposits largely reflects the conversion in the third quarter of the Oriental Money savings and checking account to an interest-bearing checking account.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
AT SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Deposits:
Non-interest bearing deposits	$56,883	$50,149	13.4%	$43,086
Now accounts	395,178	68,994	472.8%	67,085
Savings accounts	59,245	387,788	-84.7%	338,129
Certificates of deposit	1,000,755	736,186	35.9%	815,027

	1,512,061	1,243,117	21.6%	1,263,327
Accrued interest payable	5,728	3,303	73.4%	6,378

	1,517,789	1,246,420	21.8%	1,269,705

Borrowings:
Repurchase agreements	3,770,755	3,861,411	-2.3%	3,809,709
Advances from FHLB	281,724	331,898	-15.1%	348,114
Subordinated capital notes	36,083	36,083	0.0%	36,083
Federal funds purchased and other short term borrowings	41,026	27,460	49.4%	27,246

	4,129,588	4,256,852	-3.0%	4,221,152

Total deposits and borrowings	5,647,377	5,503,272	2.6%	5,490,857

Securities purchased but not yet received	—	111,431	-100.0%	—
Other liabilities	25,271	25,691	-1.6%	24,537

Total liabilities	$5,672,648	$5,640,394	0.6%	$5,515,394

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.8%	4.0%		3.4%
Now accounts	26.1%	5.6%		5.3%
Savings accounts	3.9%	31.2%		26.8%
Certificates of deposit	66.2%	59.2%		64.5%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Repurchase agreements	91.3%	90.7%		90.3%
Advances from FHLB	6.8%	7.8%		8.2%
Subordinated capital notes	0.9%	0.8%		0.9%
Federal funds purchased and other short term borrowings	1.0%	0.7%		0.6%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,770,755	$3,861,411		$3,809,709

Daily average outstanding balance	$3,806,756	$3,154,369		$3,399,660

Maximum outstanding balance at any month-end	$3,858,680	$3,861,411		$3,809,709

Stockholders’ Equity
At September 30, 2008, the Group’s total stockholders’ equity was $242.0 million, a 32.7% decrease when compared to $359.5 million at December 31, 2007. The change reflects the other-than-temporary impairment charge, a reduction in the fair value of the available-for-sale investment securities portfolio recorded as part of other comprehensive income, and dividends declared on common and preferred stock, partially offset by net income from operations.
The Group’s capital ratios remain above regulatory capital requirements. At September 30, 2008, the Tier 1 Leverage Capital Ratio was 5.98%, the Tier 1 Risk-Based Capital Ratio was 15.93%, and the Total Risk-Based Capital Ratio was 16.49%. At September 30, 2008, the Bank met the following minimum capital requirements: a Tier I Risk-Based Capital Ratio of 4%, a Total Risk-Based Capital Ratio of 8% and a Tier 1 Leverage Capital Ratio of 4%.
The following are the consolidated capital ratios of the Group at September 30, 2008 and 2007, and December 31, 2007:

TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
AS OF SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(In thousands, except per share data)

	September 30,	December 31,	Variance	September 30,
	2008	2007	%	2007
Capital data:
Stockholders’ equity	$242,018	$359,461	-32.7%	$341,795

Regulatory Capital Ratios data:
Leverage Capital Ratio	5.98%	6.69%	-10.6%	6.79%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$359,165	$396,309	-9.4%	$385,661

Minimum Tier 1 Capital Required	$240,281	$236,847	1.4%	$227,342

Tier 1 Risk-Based Capital Ratio	15.93%	18.59%	-14.3%	17.77%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$359,165	$396,309	-9.4%	$385,661

Minimum Tier 1 Risk-Based Capital Required	$90,168	$85,292	5.7%	$86,817

Total Risk-Based Capital Ratio	16.49%	19.06%	-13.5%	18.19%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$371,631	$406,470	-8.6%	$394,716

Minimum Total Risk-Based Capital Required	$180,336	$170,583	5.7%	$173,634

Stock data:
Outstanding common shares, net of treasury	24,293	24,121	0.7%	24,119

Book value	$7.16	$12.08	-40.7%	$11.35

Market price at end of period	$17.86	$13.41	33.2%	$11.50

Market capitalization	$433,873	$323,463	34.1%	$277,369

	September 30,	September 30,	Variance
	2008	2007	%
Common dividend data:
Cash dividends declared	$10,206	$10,235	-0.3%

Cash dividends declared per share	$0.42	$0.42	0.0%

Payout ratio	-59.15%	46.15%	-228.2%

Dividend yield	3.11%	4.90%	-36.5%

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years.

	Price		Cash Dividend
Quarter ended	High	Low	per share
2008
September 30, 2008	20.99	14.21	0.14

June 30, 2008	20.57	14.26	0.14

March 31, 2008	23.28	12.79	0.14

2007
December 31, 2007	14.70	11.12	0.14

September 30, 2007	11.63	8.57	0.14

June 30, 2007	12.42	10.81	0.14

March 31, 2007	14.04	11.65	0.14

2006
December 31, 2006	13.57	11.47	0.14

September 30, 2006	12.86	11.82	0.14

June 30, 2006	13.99	11.96	0.14

March 31, 2006	14.46	12.41	0.14

At September 30, 2008, the Bank met the minimum capital requirements for Total Tier I Capital to Total Assets Ratio, Tier 1 Capital to Risk-Weighted Assets Ratio and Total Capital to Risk-Weighted Assets Ratio. Also at September 30, 2008, the Bank exceeded the “well capitalized” ratio requirements for Tier 1 Capital to Risk-Weighted Assets Ratio and Total Capital to Risk-Weighted Assets Ratio. Because of the other-than-temporary impairment charges recorded as of September 30, 2008, the Banks‘s Total Tier I Capital to Total Assets Ratio decreased to 4.94% as of that date, slightly below the 5.00% requirement for a “well-capitalized” institution. The table below shows the Bank’s regulatory capital ratios at September 30, 2008 and December 31, 2007:

	September 30,	December 31,	Variance	September 30,
(In thousands)	2008	2007	%	2007
Oriental Bank and Trust
Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	4.94%	5.80%	-14.8%	5.90%

Actual Tier 1 Capital	$279,538	$331,552	-15.7%	$315,747

Minimum Capital Requirement (4%)	$226,190	$228,768	-1.1%	$214,143

Minimum to be well capitalized (5%)	$282,738	$285,960	-1.1%	$267,679

Tier 1 Capital to Risk-Weighted Assets	13.89%	16.61%	-16.4%	17.43%

Actual Tier 1 Risk-Based Capital	$279,538	$331,552	-15.7%	$314,747

Minimum Capital Requirement (4%)	$80,499	$79,829	0.8%	$72,460

Minimum to be well capitalized (6%)	$120,749	$119,743	0.8%	$108,690

Total Capital to Risk-Weighted Assets	14.51%	17.12%	-15.2%	17.93%

Actual Total Risk-Based Capital	$292,004	$341,713	-14.5%	$324,803

Minimum Capital Requirement (8%)	$160,998	$159,657	0.8%	$144,920

Minimum to be well capitalized (10%)	$201,248	$199,572	0.8%	$181,150

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2008, the Group’s market capitalization for its outstanding common stock was $433.9 million ($17.86 per share).
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
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2008, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)
+ 200 Basis points	$(16,246)	-14.73%	$(8,385)	-7.55%

+ 100 Basis points	$(4,630)	-4.20%	$(3,674)	-3.31%

- 100 Basis points	$(1,131)	-1.03%	$(839)	-0.76%

- 200 Basis points	$(10,223)	-9.27%	$(8,150)	-7.34%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fix rate to better match the repricing nature of these borrowings. There were no outstanding interest rate swaps at September 30, 2008, or December 31, 2007.
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
During the nine-month period ended September 30, 2008, the Group recorded a $4.9 million loss in connection to equity index option agreements in which performance by the counterparty (Lehman Brothers Finance S.A.), which filed for bankruptcy on October 3, 2008, is uncertain.
Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.
At September 30, 2008, and December 31, 2007, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $13.5 million (notional amount of $154.5 million) and $40.7 million (notional amount of $152.5 million), respectively; and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $17.6 million (notional amount of $147.3 million) and $38.8 million (notional amount of $147.1 million), respectively.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. At September 30, 2008, mortgage-backed securities include approximately $587.2 million in non-agency collateralized mortgage obligations with unrealized losses of $63.0 million in the Group’s available-for-sale investment securities portfolio. These obligations are collateralized by pools of mortgage loans originated in the U.S., and are senior classes having subordination of losses ranging from 3.6% to 20.3%, which provide the capacity to absorb estimated collateral losses. These issues are rated “AAA” by Standard & Poor’s (“S&P”) and “A2” by Moody’s, excluding one, an ALT A 5/1 Hybrid ARM CMO issued in late 2006 (the “ALT A CMO”), which is backed by Alternative-A (Alt-A) loan collateral.
As part of its structured credit investments portfolio, the Group has collateralized debt obligations (“CDOs”) in its held-to-maturity portfolio with an aggregate principal balance of $60.0 million. The Group has been receiving interest payments on the CDOs on a timely basis. The CDOs’ principal is payable at their maturity in 2017. The CDOs were rated AAA and AA when issued and acquired by the Group. During September and October of 2008, the CDOs experienced defaults in their underlying reference credits. These defaults did not result in a loss of principal or interest since the attachment points (protection of principal) were not reached, but the ratings of the structures are expected to be downgraded. Considering the foregoing, on October 24, 2008, the Group optimized the investment structure increasing the principal balance by $14.0 million, and changing reference credits and increasing their attachment level or subordination protection. This was done with the objective of improving effective principal protection and assured an A+ rating on the CDOs. The Group believes that with the optimization achieved, the collection of principal on the CDOs has been strengthened to a point where there are no probable losses projected from those securities at this time.
At September 30, 2008, the investment securities portfolio also includes structured credit investments issued by U.S. institutions with balances of $85.5 million in the available-for-sale portfolio, and $36.2 million in the held-to-maturity portfolio, with unrealized losses of approximately $20.8 million and $16.0 million, respectively. The unrealized loss position is a reflection of the credit markets’ recent activity, with credit spreads widening significantly. The underlying collateral on the structures that the Group owns has performed adequately, with only one default to date, and none of the additional portfolio of structured credit investments has been downgraded.
The Group continues to have exposures to these markets and instruments, and, as market conditions continue to evolve, the fair value of this or other instruments could further deteriorate.
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
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities,(ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. At September 30, 2008, the Group had approximately $208.3 million in investments available to cover liquidity needs. Additional asset-driven liquidity is provided by the availability of loan assets to pledge. These sources, in addition to the Group’s 5.98% average equity capital base, provide a stable funding base.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2008.
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
On July 27 2007, the Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding share of common stock. The program was announced on July 31, 2007. The shares of common stock so repurchased are held by the Group as treasury shares. The new program substituted the previous program approved on August 30, 2005.
There were no purchases of equity securities under this repurchase program during the quarter ended September 30, 2008. The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at September 30, 2008.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: November 17, 2008
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: November 17, 2008
Norberto González
Executive Vice President and Chief Financial Officer