Form 10-K
period 2008-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2009-03-16
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008,
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $346.4 million based upon the reported closing price of $14.26 on the New York Stock Exchange as of June 30, 2008.

As of February 28, 2009, the Group had 24,201,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s annual report to shareholders for the year 2008 are incorporated herein by reference in response to Items 5 through 9A of Part II and Item 15(a)(1) of Part IV.

Portions of the Group’s definitive proxy statement relating to the 2008 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2008

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

The Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; checking and savings accounts; financial planning, insurance, asset management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 23 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuing to maintain effective asset-liability management, growing non-interest revenues from banking and financial services, and improving operating efficiencies.

The Group’s strategy involves:

(1) Strengthening its banking and financial services franchise by expanding its ability to attract deposits and build relationships with mid net worth individual customers and professional and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2) Focusing on greater growth in mortgage, commercial and consumer lending; insurance products, trust and wealth management services; and increasing the level of integration in the marketing and delivery of banking and financial services;

(3) Matching its portfolio of investment securities with the related funding to better lock-in favorable spreads, and primarily investing in U.S. government agency obligations.

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

Segment Disclosure

The Group has three reportable segments: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest spread, loan production, and fees generated.

For detailed information regarding performance of the Group’s operating segments, please refer to Note 17 to the Group’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 23 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and, through its residential mortgage lending division and its mortgage lending subsidiary, Oriental Mortgage Corporation (“Oriental Mortgage”), capitalizes on its banking network. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”) which is a wholly-owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The IBE subsidiary offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

OFSC also manages and participates in public offerings and private placements of debt and equity securities in Puerto Rico and engages in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Investment banking revenue from such activities include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which OFSC acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

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

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists of mortgage-backed securities, obligations of U.S. Government sponsored agencies, PuertoRico Government and agency obligations, structured credit investments, and money market instruments. Agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC. For more information see Notes 2 and 3 to the accompanying consolidated financial statements.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, wholesale deposits, and subordinated capital notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically through the Asset and Liability Management Committee (“ALCO”), which adjusts the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR, and mainland U.S. market interest rates.

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Group also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning services at each of its branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.

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

Dividend Restrictions

The principal source of funds for the Group is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the Banking Act”), the FDIA and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends from the reserve account. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. For more information see Note 13 to the accompanying consolidated financial statements.

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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to own capital stock in the FHLB-NY in an amount equal to the greater of $500; 1% of the Bank’s aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations; or 5% of the Bank’s aggregate amount of outstanding advances by the FHLB-NY. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments, home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB-NY held by the Bank. At no time may the aggregate amount of outstanding advances made by the FHLB-NY to the Bank exceed 20 times the amount paid in by the Bank for capital stock in the FHLB-NY.

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

Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10.0 billion in assets — capital level, supervisory rating, weighted average CAMELS component rating, and certain financial ratios; for banks with $10.0 billion up to $30.0 billion in assets — capital level, supervisory rating, weighted average CAMELS component ratings, long-term debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information; and for banks with over $30.0 billion in assets — capital level, supervisory rating, weighted average CAMELS component ratings, long-term debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of the Bank of 5 basis points per $100 of deposits. The Bank had available an FDIC credit of approximately $630,000, which was fully utilized to offset the 2007 assessment.

On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not increase coverage for retirement accounts; which continues to be $250,000.

On November 21, 2008, the Board of Directors of the FDIC approved the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009. The Group opted to become a participating entity on both of these programs and will pay applicable fees for participation. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt have a lower fee structure and longer-term debt have a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP is assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the FDIC TLGP. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September, beginning

September 16, 2009. An annual fee of 100 basis points will also be paid to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes.

On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009. Banks previously paid between 5 and 43 cents per $100 of their domestic deposits for FDIC insurance. Under this final rule, risk-based rates will range between 12 and 50 cents per $100 of domestic deposits (annualized) for the first quarter 2009 assessment. Most institutions will be charged between 12 and 14 cents per $100 of deposits. On February 27, 2009, the Board of Directors of the FDIC voted to adopt a final rule to alter the way in which the FDIC’s risk-based assessment system differentiates for risk, change deposit insurance assessment rates, and make technical and other changes to the rules governing the risk-based assessment system. Under this final rule, risk-based rates will range between 12 and 45 cents per $100 of domestic deposits (annualized) and between 7 and 77.5 cents per $100 of domestic deposits after adjustments, effective April 1, 2009. Most institutions will be charged between 7 and 24 cents per $100 of deposits. Also on February 27, 2009, the Board of Directors of the FDIC voted to adopt an interim final rule to impose an emergency special assessment of 20 cents per $100 of deposits on June 30, 2009, and to allow the FDIC to impose emergency special assessments after June 30, 2009 of 10 cents per $100 of deposits if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level that is close to zero or negative at the end of a calendar quarter.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2008, the Bank was a well-capitalized institution and was therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Not more than 25% of qualifying Tier 1 Capital may consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. In addition, effective October 17, 2008, the Federal Reserve Board approved an interim rule to allow the inclusion of the senior perpetual preferred stock issued to the Treasury Department under the TARP Capital Purchase Program, without limit, as Tier 1 capital. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2008, the Group was in compliance with all capital requirements. For more information, please refer to Note 13 to the accompanying consolidated financial statements.

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary engaged in permissible activities, (ii) investing as a limited partner in a partnership, or as a non-controlling interest holder of a limited liability company, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting stock of an insured depository institution if certain requirements are met.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Group and external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal controls over financial reporting.

Since the 2005 Annual Report on Form 10-K, the Group has included its management assessment regarding the effectiveness of the Group’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. As of December 31, 2008, the Group’s management concluded that its internal control over financial reporting was effective. The Group’s independent registered public accounting firm reached the same conclusion.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Puerto Rico Banking Act (the “Banking Act”), which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every year.

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

Employees

At December 31, 2008, the Group had 539 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

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

We may incur a significant impairment charge in connection with a decline in the market value of our investment securities portfolio, including our mortgage-backed securities and structured credit investments

The majority of our earnings come from our Treasury business segment, which encompasses our investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, we utilize and review information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

When the fair value of a security declines, management must assess whether the decline is “other-than-temporary.” When the decline in fair value is deemed “other-than-temporary,” the amortized cost basis of the investment security is reduced to its then current fair value through a charge to earnings. Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. The review of whether a decline in fair value is other-than-temporary considers numerous factors such as: (1) adverse situations that might affect our ability to fully collect interest and principal;

(2) the credit quality and performance of any underlying collateral and guarantees; (3) the length of time the amortized cost has exceeded the fair value and the severity of the impairment relative to the security’s amortized cost basis; (4) external credit ratings and market value; (5) management’s assessment of current market conditions and future expectations; and (6) current and expected future interest rates. Many of these factors involve significant judgment.

As of December 31, 2008, in connection with management’s evaluation of fair value referenced above, we had approximately $529.7 million in non-agency collateralized mortgage obligations, net of unrealized losses of $108.0 million in our available-for-sale investment securities portfolio. At December 31, 2008, the investment securities portfolio also included structured credit investments with balances of $136.2 million in the available-for-sale portfolio, with unrealized losses of approximately $43.4 million. These unrealized losses were deemed “temporary” and excluded from earnings, and reported net of tax in other comprehensive loss. If all or a significant portion of these unrealized losses were determined to be other-than-temporary, we would recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be adversely impacted and our credit ratings could be downgraded. A significant reduction in our capital ratios or a ratings downgrade might adversely impact our ability to access the capital markets or might increase our cost of capital.

Changes in interest rates may hurt our business

Changes in interest rates is one of the principal market risks affecting us. Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans and investment securities, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding.

We are at risk because most of our business is conducted in Puerto Rico, which is experiencing a downturn in the economy and in the real estate market

Because most of our business activities are conducted in Puerto Rico and a substantial portion of our credit exposure is in Puerto Rico, we are at risk from adverse economic, political or business developments and natural hazards that affect Puerto Rico. Beginning in 2005 and continuing through 2009, the Puerto Rico economy has been deteriorating due, in part, to reductions in private investment, especially in the construction sector which has a multiplier effect on the whole economy. According to the latest revisions by the Puerto Rico Planning Board, the Island’s economy registered a contraction of 2.5% for the fiscal year ended June 30, 2008, and the Puerto Rico Planning Board projects a further decline of 3.4% and 2.0% for the fiscal years ending June 30, 2009 and 2010, respectively.

The Commonwealth of Puerto Rico government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and the Governor signed, laws to reduce spending, including public-sector employment by 10% or 30,000 jobs, raise revenues through selective tax increases, and stimulate the economy. Since the government is an important source of employment on Puerto Rico, these measures could exacerbate the recession.

Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rican Credit Act of March, 2, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every corporation engaged in trade or business in Puerto Rico, including banks, insurance companies, and international banking entities, will be subject to an additional five percent (5%) surcharge on corporate income tax. This temporary tax was enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.

A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults in commercial loans, consumer loans and residential mortgages. A recession may have a significant adverse impact on our net interest income and fee income. We may also experience significant losses on the loan portfolio due to a higher level of defaults on commercial loans, consumer loans and residential mortgages.

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios as delinquency rates have increased in the short-term and may continue to increase until the economy stabilizes. Among other things, we have experienced an increase in the level of our non-performing assets and loan loss provision, which adversely affects our profitability. If the decline in economic activity continues, additional increases in the allowance for loan losses could be necessary and there could be further adverse effects on our profitability. The reduction in consumer spending may also continue to impact growth in our other interest and non-interest revenue sources.

Financial results are constantly exposed to market risk

Market risk refers to the probability of variations in the net interest income or the fair value of assets and liabilities due to changes in interest rates, currency exchange rates or equity prices. Despite the varied nature of market risks, the primary source of this risk to us is the impact of changes in interest rates on net interest income.

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

We use an asset-liability management software to project future movements in our balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. These simulations are highly complex, and use many simplifying assumptions.

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

The hedging transactions we enter into may not be effective in managing the exposure to market risk, including interest rate risk

We offer certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index and we use derivatives, such as option agreements with major broker-dealer companies, to manage our exposure to changes in the value of the index. We may also use derivatives, such as interest rate swaps, to manage part of our exposure to market risk caused by changes in interest rates. The derivative instruments that we may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which is the risk that we are unable to enforce certain terms of such instruments. All or any of such risks could expose us to losses.

If a counterparty to a derivative contract fails to perform, our credit risk is equal to the net fair value of the contract. Although we deal with counterparties that have high quality credit ratings at the time we enter into the counterparty relationships, there can be no assurances that our counterparties will have the ability to perform under their contracts. If a counterparty fails to perform, including as a result of the bankruptcy or insolvency of a counterparty, we would incur losses as a result.

Our risk management policies, procedures and systems may be inadequate to mitigate all risks inherent in our various businesses

A comprehensive risk management function is essential to the financial and operational success of our business. The types of risk we monitor and seek to manage include, but are not limited to, operational risk, market risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various policies, procedures and systems to monitor and manage risk. There can be no assurance that those policies, procedures and systems are adequate to identify and mitigate all risks inherent in our various businesses. In addition, our businesses and the markets in which we operate are continuously evolving. If we fail to fully understand the implications of changes in our business or the financial markets and to adequately or timely enhance our risk framework to address those changes, we could incur losses.

A prolonged economic downturn or recession or a continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity which would adversely affect our financial results

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline, and this trend could also reduce the level of mortgage loans that we may originate in the future and may adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. A recent trend of decreasing values in certain housing segments has also been noted. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price we receive on the sale of such loans, and the value of our mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults.

A continuing decline in the real estate market in the U.S. mainland and ongoing disruptions in the capital markets may harm our investment securities and wholesale funding portfolios

The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, the sector has been in the midst of a substantial correction since early 2007. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality and fair value of our non-agency collateralized mortgage obligations and structured credit investments included as part of our investment securities portfolio.

Our business could be adversely affected if we cannot maintain access to stable funding sources

Our business requires continuous access to various funding sources. While we are able to fund our operations through deposits as well as through advances from the Federal Home Loan Bank of New York and other alternative sources, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of our repurchase agreements have been structured with initial terms to maturity of between three and ten years, the counterparties have the right to exercise put options before the contractual maturities.

Brokered deposits are typically sold through an intermediary to small retail investors. Our ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.

Although we expect to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption such as the one currently being experienced in the U.S. financial system, or if negative developments occurred with respect to us, the availability and cost of our funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing our net interest income, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

Our decisions regarding credit risk and the allowance for loan losses may materially and adversely affect our business and results of operations

Making loans is an essential element of our business and there is a risk that our loans will not be repaid. This default risk is affected by a number of factors, including:

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

Although we believe that our allowance for loan losses is currently sufficient given the constant monitoring of the risk inherent in our loan portfolio, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. In addition, the FDIC as well as the Office of the Commissioner of Financial Institutions of Puerto Rico may require us to establish additional reserves. Additions to the allowance for loan losses would result in a decrease of our net earnings and capital and could hinder our ability to pay dividends.

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

Competition with other financial institutions could adversely affect our profitability

We face substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other U.S., Puerto Rico and foreign banks, investment advisors, broker/dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates we pay on deposits or lower the rates we charge on loans which could adversely affect our profitability.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations

We are subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. As a result of the recent turmoil in U.S. financial markets, there may be significant changes and increased regulation of banks and bank holding companies in the future. Any change in applicable federal or Puerto Rico laws or regulations could significantly affect our powers, authority and operations, and could have a material adverse effect on our financial condition and results of operations. Regulatory changes could also impose additional costs which could negatively impact our profitability. Further, regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power may have a negative impact on us.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows

We operate an international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico that provides us with significant tax advantages. Our international banking entity is generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage backed securities. This exemption has allowed us to have effective tax rates significantly below the maximum statutory tax rates. In the past, the legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to international banking entities. In the event legislation passed in Puerto Rico to eliminate or modify the 100% tax exemption enjoyed by international banking entities, the consequences could have a materially adverse impact on us, including increasing our tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

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

Stock price volatility

The trading price of the Group’s stock could be subject to significant fluctuations due to a change in sentiment in the market regarding the operations, business prospects or industry outlook. Risk factors may include the following:

•	operating results that may be worse than the expectations of management, securities analysts and investors;

•	developments in the business or in the financial sector in general;

•	regulatory changes affecting the industry in general or the business and operations;

•	the operating and securities price performance of peer financial institutions;

•	announcements of strategic developments, acquisitions and other material events by the Group or its competitors;

•	changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	changes in global financial markets and global economies and general market conditions.

Stock markets, in general, and the Group’s common stock in particular, have recently experienced significant price and volume volatility and the market price of the common stock may continue to be subject to similar market fluctuations that may be unrelated to the operating performance or prospects.

Dividends on the common stock

Holders of the Group’s common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on the common stock, we are not required to do so. The Group expects to continue to pay dividends but its ability to pay future dividends at current levels will necessarily depend upon its earnings, financial condition, and market conditions.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect the Group’s financial statements

The Group’s financial statements are subject to the application of Generally Accepted Accounting Principles in the United States (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time the Group is required to adopt new or revised accounting standards issued by the FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in the Group’s annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on the Group’s financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Group is required to adopt could change the current accounting treatment that the Group applies to its consolidated financial statements and that such changes could have a material effect on the Group’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, mortgage banking, commercial banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns five branch premises and leases eighteen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2008, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group, was $31.6 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2008, was $25.3 million.

ITEM 3.	LEGAL PROCEEDINGS

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2008 and 2007, as well as cash dividends declared for such periods are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2008, the Group had approximately 6,622 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

The following table shows certain information pertaining to the plan as of December 31, 2008:

	(a)		(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-average	Equity Compensation Plans
	Be Issued Upon Exercise of		Exercise Price of	(excluding those reflected in
Plan Category	Outstanding Options		Outstanding Options	column (a))

Equity compensation plans approved by shareholders:
Omnibus Plan	164,322	(1)	14.61	385,678

(1)	Includes 56,000 stock options and 108,322 restricted shares.

Subsequent to the adoption of SFAS 123R in July 1, 2005, the Group recorded approximately $559,000, $86,000 and $15,000 related to compensation expense for options issued during the years ended December 31, 2008, 2007, and 2006, respectively.

Purchases of equity securities by the issuer and affiliated purchasers

On July 27, 2007, the Group’s Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares. There were no repurchases during 2008. The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of such report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.

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

Six-Month Period
Consolidated Ratios of Earnings to Combined	Year Ended December 31,				Ended December 31,	Fiscal Year Ended June 30,
Fixed Charges and Preferred Stock Dividends:	2008	2007	2006		2005	2005	2004

Excluding Interest on Deposits	1.08x	1.22x	(A	)	1.21x	1.66x	2.11x
Including Interest on Deposits	1.06x	1.17x	(A	)	1.16x	1.48x	1.72x

(A)	During 2006, earnings were not sufficient to cover preferred dividends, and the ratio was less than 1:1. The Group would have had to generate additional earnings of $10.0 million to achieve a ratio of 1:1 in 2006.

For purposes of computing the consolidated ratios of earnings to combined fixed charges and preferred stock dividends, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of December 31, 2008, 2007, 2006, and 2005, and June 30, 2005 and 2004, the Group had noncumulative preferred stock issued and outstanding amounting to $68.0 million as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0, under the caption “Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0. The consolidated financial statements of this report set forth the list of all reports required by this item, and they are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, management concluded that the Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

b.	Management’s Report on Internal Control over Financial Reporting

The Management’s Report on Internal Control over Financial Reporting is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0.

c.	Attestation Report of the Public Accounting Firm

The registered public accounting firm’s attestation report on the Group’s internal control over financial reporting is incorporated herein by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0.

d.	Changes in Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in rules 13a — 15(f) and 15d — 15 (f) under the Exchange Act) during the quarter of the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference from the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) — Financial Statements

The list of financial statements required by this item is set forth in the financial data index incorporated by reference from portions of the 2008 annual report to shareholders filed as Exhibit 13.0.

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit No.:	Description of Document:

3 (i)	Certificate of Incorporation, as amended.(1)
3 (ii)	By-Laws.(2)
4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(3)
4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B. (4)
10.5	Lease Agreement between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.6	First Amendment to Lease Agreement Dated May 18, 2004, between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.8	Employment Agreement between Oriental Financial Group Inc. and Jose Rafael Fernández(6)
10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Jose R. Fernández(5)
10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(5)
10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(5)
10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(6)
10.18	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(7)

Exhibit No.:	Description of Document:

10.19	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(8)
10.20	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Julio R. Micheo(9)
10.23	Technology Transfer Agreement between Oriental Financial Group Inc. and Metavante Corporation(10)
10.24	Amended and Restated 2007 Omnibus Performance Incentive Plan(11)
10.25	Form of qualified stock option award and agreement(12)
10.26	Form of restricted stock award and agreement(13)
10.27	Form of restricted unit award and agreement
12.0	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).
13.0	Portions of the 2008 annual report to shareholders
21.0	List of subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(2)	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on June 23, 2008.

(3)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(4)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(5)	Incorporated herein by reference from Exhibit 10 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(6)	Incorporated herein by reference from Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(7)	Incorporated herein by reference from Exhibit 10.2 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(8)	Incorporated herein by reference from Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(9)	Incorporated herein by reference from Exhibit 10 of the Group’s current report on Form 10-K filed with the SEC on December 15, 2006

(10)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(11)	Incorporated herein by reference from the Group’s definitive proxy statement for the 2008 annual meeting of stockholders filed with the SEC on April 28, 2008.

(12)	Incorporated herein by reference from Exhibit No. 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(13)	Incorporated herein by reference from Exhibit No. 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Fernández, José Rafael Fernández, President and Chief Executive Officer	Dated: March 16, 2009

By: /s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José J. Gil de Lamadrid José J. Gil de Lamadrid Chairman of the Board	Dated: March 16, 2009

By: /s/ José Rafael Fernández José Rafael Fernández Vice Chairman of the Board	Dated: March 16, 2009

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo Director	Dated: March 16, 2009

By: /s/ Dr. Pablo I. Altieri Dr. Pablo I. Altieri Director	Dated: March 16, 2009

By: /s/ Maricarmen Aponte Maricarmen Aponte Director	Dated: March 16, 2009

By: /s/ Francisco Arriví Francisco Arriví Director	Dated: March 16, 2009

By: /s/ Nelson García Nelson García Director	Dated: March 16, 2009

By: /s/ Julian Inclán Julian Inclán Director	Dated: March 16, 2009

By: /s/ Rafael Machargo Rafael Machargo Director	Dated: March 16, 2009

By: /s/ Pedro Morazzani Pedro Morazzani Director	Dated: March 16, 2009

By: /s/ Josen Rossi Josen Rossi Director	Dated: March 16, 2009