Form 10-Q
period 2009-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2009-05-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
24,225,944 common shares ($1.00 par value per share) outstanding as of April 30, 2009

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

PART — I FINANCIAL INFORMATION
ITEM — I FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$293,750	$66,372

Investments:

Trading securities, at fair value with amortized cost of $633 (December 31, 2008 - $255)	608	256

Investment securities available-for-sale, at fair value with amortized cost of $4,648,495 (December 31, 2008 - $4,052,574)
Securities pledged that can be repledged	4,333,749	3,790,733
Other investment securities	221,784	133,474

Total investment securities available-for-sale	4,555,533	3,924,207

Other Investments	150	150

Federal Home Loan Bank (FHLB) stock, at cost	19,812	21,013

Total investments	4,576,103	3,945,626

Securities sold but not yet delivered	289,565	834,976

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	34,278	26,562
Loans receivable, net of allowance for loan losses of $15,147 (December 31, 2008 - $14,293)	1,165,153	1,192,550

Total loans, net	1,199,431	1,219,112

Accrued interest receivable	38,585	43,914
Premises and equipment, net	21,540	21,184
Deferred tax asset, net	23,422	28,463
Foreclosed real estate	9,681	9,162
Investment in equity indexed options	3,052	12,801
Other assets	30,817	23,926

Total assets	$6,485,946	$6,205,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$568,808	$453,690
Savings accounts	55,079	50,153
Certificates of deposit	1,182,359	1,281,457

Total deposits	1,806,246	1,785,300

Borrowings:
Federal funds purchased and other short term borrowings	44,310	29,193
Securities sold under agreements to repurchase	3,757,411	3,761,121
Advances from FHLB	281,675	308,442
FDIC-guaranteed term notes	105,112	—
Subordinated capital notes	36,083	36,083

Total borrowings	4,224,591	4,134,839

Securities purchased but not yet received	112,628	398
Accrued expenses and other liabilities	23,130	23,682

Total liabilities	6,166,595	5,944,219

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,739,397 shares issued; 24,222,778 shares outstanding (December 31, 2008 - 25,739,397; 24,297,132)	25,739	25,739
Additional paid-in capital	212,784	212,625
Legal surplus	45,471	43,016
Retained earnings	71,353	51,233
Treasury stock, at cost 1,516,619 shares (December 31, 2008 - 1,442,265 shares)	(17,164)	(17,109)
Accumulated other comprehensive loss, net of tax of $1,825 (December 31, 2008 - $6,004)	(86,832)	(122,187)

Total stockholders’ equity	319,351	261,317

Commitments and Contingencies
Total liabilities and stockholders’ equity	$6,485,946	$6,205,536

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(In thousands, except per share data)

	Quarter ended March 31,
	2009	2008
Interest income:
Loans	$18,320	$19,828
Mortgage-backed securities	50,708	39,501
Investment securities and other	14,903	22,772

Total interest income	83,931	82,101

Interest expense:
Deposits	13,823	12,429
Securities sold under agreements to repurchase	35,799	40,240
Advances from FHLB and other borrowings	3,096	3,821
FDIC-guaranteed term notes	112	—
Subordinated capital notes	436	702

Total interest expense	53,266	57,192

Net interest income	30,665	24,909
Provision for loan losses	3,200	1,650

Net interest income after provision for loan losses	27,465	23,259

Non-interest income:
Financial service revenues	3,114	4,240
Banking service revenues	1,393	1,527
Investment banking revenues (losses)	(12)	738
Mortgage banking activities	2,153	1,006
Net gain (loss) on:
Sale of securities	10,340	9,324
Derivatives	434	(7,803)
Trading securities	(27)	(17)
Other investments	13	100
Foreclosed real estate	(162)	(250)
Other	—	(1)

Total non-interest income, net	17,246	8,864

Non-interest expenses:
Compensation and employees’ benefits	7,724	7,715
Occupancy and equipment	3,489	3,287
Professional and service fees	2,608	1,880
Advertising and business promotion	1,204	1,074
Insurance	815	602
Taxes, other than payroll and income taxes	646	611
Electronic banking charges	540	418
Loan servicing expenses	383	331
Communication	379	325
Directors and investor relations	349	278
Clearing and wrap fees expenses	330	294
Other	806	915

Total non-interest expenses	19,273	17,730

Income before income taxes	25,438	14,393
Income tax expense (benefit)	690	(2,455)

Net income	24,748	16,848
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$23,547	$15,647

Income per common share:
Basic	$0.97	$0.65

Diluted	$0.97	$0.64

Average common shares outstanding	24,245	24,164
Average potential common shares-options	3	125

Average diluted common shares outstanding	24,248	24,289

Cash dividends per share of common stock	$0.04	$0.14

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Quarter Ended March 31,
CHANGES IN STOCKHOLDERS’ EQUITY:	2009	2008
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,739	25,557
Stock options exercised	—	175

Balance at end of period	25,739	25,732

Additional paid-in capital:
Balance at beginning of period	212,625	210,073
Stock-based compensation expense	159	73
Stock options exercised	—	1,910

Balance at end of period	212,784	212,056

Legal surplus:
Balance at beginning of period	43,016	40,573
Transfer from retained earnings	2,455	1,567

Balance at end of period	45,471	42,140

Retained earnings:
Balance at beginning of period	51,233	45,296
Net income	24,748	16,848
Cash dividends declared on common stock	(972)	(3,399)
Cash dividends declared on preferred stock	(1,201)	(1,201)
Transfer to legal surplus	(2,455)	(1,567)

Balance at end of period	71,353	55,977

Treasury stock:
Balance at beginning of period	(17,109)	(17,023)
Stock used to match defined contribution plan 1165(e)	126	74
Stock purchased	(181)	(235)

Balance at end of period	(17,164)	(17,184)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(122,187)	(13,015)
Other comprehensive income (loss), net of tax	35,355	(34,948)

Balance at end of period	(86,832)	(47,963)

Total stockholders’ equity	$319,351	$338,758

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Quarter Ended March 31,
COMPREHENSIVE INCOME	2009	2008
Net income	$24,748	$16,848

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	49,874	(28,036)
Realized gain on investment securities available-for-sale included in net income	(10,340)	(9,324)
Income tax effect related to unrealized loss (gain) on securities available-for-sale	(4,179)	2,412

Other comprehensive income (loss) for the period	35,355	(34,948)

Comprehensive income (loss)	$60,103	$(18,100)

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Quarters Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$24,748	$16,848

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	51	(100)
Amortization of premiums, net of accretion of discounts	740	(256)
Depreciation and amortization of premises and equipment	1,468	1,275
Deferred income tax expense (benefit)	862	(157)
Provision for loan losses	3,200	1,650
Common stock used to match defined contribution plan 1165(e)	126	74
Stock-based compensation	159	73
(Gain) loss on:
Sale of securities available-for-sale	(10,340)	(9,324)
Mortgage banking activities	(2,153)	(1,006)
Derivatives	(434)	7,803
Sale of foreclosed real estate	162	250
Originations and purchases of loans held-for-sale	(57,553)	(28,142)
Proceeds from sale of loans held-for-sale	22,980	7,293
Net decrease (increase) in:
Trading securities	(352)	1,029
Accrued interest receivable	5,329	15,289
Other assets	(6,891)	(5,364)
Net decrease in:
Accrued interest on deposits and borrowings	(2,071)	(729)
Other liabilities	(544)	(1,740)

Net cash provided by (used in) operating activities	(20,513)	4,766

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(2,341,384)	(2,389,555)
Equity options	(790)	(484)
FHLB stock	(13,199)	(4,835)
Maturities and redemptions of:
Investment securities available-for-sale	1,089,870	1,227,478
Investment securities held-to-maturity	—	215,533
Other investments	—	1,511
FHLB stock	14,400	4,835
Proceeds from sales of:
Investment securities available-for-sale	1,360,318	713,216
Loans receivable	15,138	—
Foreclosed real estate	2,728	969
Premises and equipment	5	15
Origination and purchase of loans, excluding loans held-for-sale	(29,726)	(38,097)
Principal repayments of loans	30,980	39,158
Additions to premises and equipment	(1,829)	(1,098)

Net cash provided by (used in) investing activities	126,511	(231,354)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	30,317	202,613
Securities sold under agreements to repurchase	—	(13,388)
Federal funds purchased	15,117	9,057
Proceeds from:
Issuance of FDIC-guaranted term notes	105,000	—
Advances from FHLB	760,680	248,150
Exercise of stock options	—	2,085
Repayments of advances from FHLB	(787,380)	(248,150)
Purchase of treasury stock	(181)	(235)
Termination of derivative instrument	—	(7,875)
Dividends paid on common and preferred stock	(2,173)	(4,600)

Net cash provided by financing activities	121,380	187,657

Net change in cash and due from banks	227,378	(38,931)
Cash and due from banks at beginning of period	66,372	88,983

Cash and due from banks at end of period	$293,750	$50,052

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$55,337	$57,921

Mortgage loans securitized into mortgage-backed securities	$33,355	$12,246

Securities sold but not yet delivered	$289,565	$26,995

Securities purchased but not yet received	$112,628	$101,375

Transfer from loans to foreclosed real estate	$3,409	$1,131

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of March 31, 2009, and December 31, 2008, and the consolidated results of operations and cash flows for the quarters ended March 31, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in the Group’s 2008 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 9 to the unconsolidated financial statements presents further information about the operations of the Group’s business segments.
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

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group continues to outsource the servicing of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio.
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
Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position, in accordance with FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP FAS 115-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost (less any other-than-temporary impairment). Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Group has assessed each position for credit impairment.
Factors considered in determining whether a loss is temporary include:
•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	the Group’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Group’s review for impairment generally entails:
•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.
The extent of the Group’s analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. Given the declines in fair values and length of time in which non-agency collateralized mortgage obligations and structured credit investments have been in an unrealized loss position, general concerns regarding housing prices and the delinquency and default rates on the mortgage loans and credit spreads underlying these securities, the Group’s analysis for identifying securities for which all principal and interest contractually due might not be recovered have been performed.
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
In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The uncertain tax positions accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s uncertain tax positions accruals are reflected as income tax payable as a component of accrued expenses and other liabilities.
The Group follows the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of FIN 48.
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
The Group follows the fair value method of recording stock-based compensation. Effective July 1, 2005, the Group adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. SFAS No. 123R applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.
The following assumptions were used in estimating the fair value of the options granted:

	Quarter Ended
	March 31,
	2009	2008
Weighted Average Assumptions:
Dividend yield	4.64%	4.40%
Expected volatility	33.60%	31.86%
Risk-free interest rate	4.49%	4.33%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.

Recent Accounting Developments:
FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
FSP FAS 157-4, issued by the FASB in April 2009, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, and is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Group’s statements of financial condition and income.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
FSP FAS 115-2 and FAS 124-2, issued by the FASB in April 2009, amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, and is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Group’s statements of financial condition and income.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
FSP FAS 107-1 and APB 28-1, issued by the FASB in April 2009, amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These FSPs also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, but as FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Group’s statements of financial condition and income.
NOTE 2 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2009, and December 31, 2008, cash equivalents included as part of cash and due from banks amounted to $270.9 million and $52.0 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of March 31, 2009, and December 31, 2008, were as follows:

	March 31, 2009 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
Obligations of US Government sponsored agencies	$664,146	$5,451	$54	$669,543	5.98%
Puerto Rico Government and agency obligations	80,616	5	8,227	72,394	5.39%
Structured credit investments	176,536	1,597	44,318	133,815	3.57%

Total investment securities	921,298	7,053	52,599	875,752

FNMA and FHLMC certificates	2,146,614	44,540	57	2,191,097	4.95%
GNMA certificates	301,198	8,894	206	309,886	5.38%
CMOs issued by US Government sponsored agencies	660,153	17,402	—	677,555	5.32%
Non-agency collateralized mortgage obligations	619,232	—	117,989	501,243	8.43%

Total mortgage-backed-securities and CMOs	3,727,197	70,836	118,252	3,679,781

Total securities available-for-sale	$4,648,495	$77,889	$170,851	$4,555,533	5.60%

	December 31, 2008 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
Available-for-sale
Obligations of US Government sponsored agencies	$941,144	$7,172	$6,400	$941,916	5.37%
Puerto Rico Government and agency obligations	91,599	597	9,307	82,889	5.40%
Structured credit investments	176,127	3,469	43,415	136,181	4.25%

Total investment securities	1,208,870	11,238	59,122	1,160,986

FNMA and FHLMC certificates	1,521,428	25,527	205	1,546,750	5.51%
GNMA certificates	332,071	4,206	496	335,781	5.76%
CMOs issued by US Government sponsored agencies	352,579	202	1,755	351,026	5.34%
Non-agency collateralized mortgage obligations	637,626	—	107,962	529,664	8.49%

Total mortgage-backed-securities and CMOs	2,843,704	29,935	110,418	2,763,221

Total securities available-for-sale	$4,052,574	$41,173	$169,540	$3,924,207	5.90%

The amortized cost and fair value of the Group’s investment securities available-for-sale at March 31, 2009, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale
	Amortized Cost	Fair Value

Investment securities
Due after 1 to 5 years	$9,000	$9,000
Due after 5 to 10 years	228,747	213,952
Due after 10 years	683,551	652,800

	921,298	875,752

Mortgage-backed securities

Due after 5 to 10 years	21,427	21,754
Due after 10 years	3,705,770	3,658,027

	3,727,197	3,679,781

	$4,648,495	$4,555,533

Keeping with the Group’s investment strategy, during the quarters ended March 31, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sales transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the quarter ended March 31, 2009, the Group sold $260.0 million of discount notes with minimum aggregate gross gains of approximately $4,000 and sold $107.0 million of discount notes with minimum aggregate gross losses of approximately $4,000.
The table below presents an analysis on a trade date accounting of the gross realized gains and losses by category for the quarters ended March 31, 2009 and 2008:
Quarter ended March 31, 2009

In thousands
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$11,000	$11,000	$11,000	$11,000	$—	$—
Obligations of U.S. Government sponsored agencies	366,000	366,000	365,981	365,981	4	4

Total investment securities	377,000	377,000	376,981	376,981	4	4

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	458,053	459,756	421,181	410,889	10,292	—
GNMA certificates	40,085	40,588	40,625	40,577	48	—

Total mortgage-backed securities and CMOs	498,138	500,344	461,806	451,466	10,340	—

Total	$875,138	$877,344	$838,787	$828,447	$10,344	$4

Quarter ended March 31, 2008

In thousands					Gross	Gross
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gains	Losses
Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$830	$833	$852	$837	$15	$—
Obligations of U.S. Government sponsored agencies	695,000	694,665	703,968	694,747	9,221	—

Total investment securities	695,830	695,498	704,820	695,584	9,236	—

Mortgage-backed securities and CMOs
GNMA certificates	9,959	10,225	8,396	8,308	88	—

Total mortgage-backed securities and CMOs	9,959	10,225	8,396	8,308	88	—

Total	$705,789	$705,723	$713,216	$703,892	$9,324	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009, and December 31, 2008.
March 31, 2009

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	$20,586	$2,610	$17,976
Structured credit investments	29,272	2,129	27,143
Obligations of US Government sponsored agencies	19,285	54	19,231
GNMA certificates	3,920	29	3,891
FNMA and FHLMC certificates	6,350	16	6,334

	79,413	4,838	74,575

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	598,646	115,379	483,267
Structured credit investments	121,717	42,189	79,528
Puerto Rico Government and agency obligations	71,236	8,227	63,009
GNMA certificates	8,934	177	8,757
FNMA and FHLMC certificates	1,011	41	970

	801,544	166,013	635,531

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	619,232	117,989	501,243
Structured credit investments	150,989	44,318	106,671
Puerto Rico Government and agency obligations	71,236	8,227	63,009
Obligations of US Government sponsored agencies	19,285	54	19,231
GNMA certificates	12,854	206	12,648
FNMA and FHLMC certificates	7,361	57	7,304

	$880,957	$170,851	$710,106

December 31, 2008

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	$234,198	$48,564	$185,634
CMOs issued by US Government sponsored agencies	334,690	1,756	332,934
Obligations of US Government sponsored agencies	325,500	6,400	319,100
Structured credit investments	50,262	11,815	38,447
Puerto Rico Government and agency obligations	252	1	251
FNMA and FHLMC certificates	52,519	148	52,371
GNMA certificates	19,582	229	19,353

	1,017,003	68,913	948,090

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	403,428	59,398	344,030
Structured credit investments	100,548	31,599	68,949
Puerto Rico Government and agency obligations	71,218	9,306	61,912
FNMA and FHLMC certificates	1,025	57	968
GNMA certificates	9,084	267	8,817

	585,303	100,627	484,676

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collaterized mortgage obligations	637,626	107,962	529,664
CMOs issued by US Government sponsored agencies	334,690	1,756	332,934
Obligations of US Government sponsored agencies	325,500	6,400	319,100
Structured credit investments	150,810	43,414	107,396
Puerto Rico Government and agency obligations	71,470	9,307	62,163
FNMA and FHLMC certificates	53,544	205	53,339
GNMA certificates	28,666	496	28,170

	$1,602,306	$169,540	$1,432,766

At March 31, 2009, the Group’s available-for-sale investment securities portfolio included approximately $619.2 million in non-agency collateralized mortgage obligations with unrealized losses of approximately $118.0 million. The Group constantly monitors such non-agency mortgage-backed securities to measure the collateral performance and gauge trends for these positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions. The collateral for all of the non-agency collateralized mortgage obligations, except for the ALT A CMO which is more thoroughly discussed below, has performed well since the issuance of each security, and the estimated future collateral losses are lower than the subordination levels of these securities. This assessment is made using a cash flow model that estimates the cash flows on the underlying mortgages, based on the security-specific collateral and deal structure, and also includes inputs such as constant default rates, prepayment rates, and loss severity. The cash flows estimated by the model are distributed through the different tranches of each security, considering subordination for the different tranches. The model results as of March 31, 2009 show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
In the specific case of the ALT A CMO, this security has been carefully monitored during the past year. As of September 30, 2008, the Group considered that the deterioration in the performance of underlying loans, including increases in delinquency and loss experience, resulted in projected losses which exceeded the tranche subordination. As a result, an other than temporary impairment amounting to $38.9 million was recorded at that time. As of March 31, 2009, the Group updated its estimate of fair value of the security considering new market conditions. Based on the Group’s estimate using market participant data, projected losses in excess of remaining subordination at that date were not greater that the estimated losses contemplated by projected cash flow estimates determined upon previous impairment of the security. Consequently, the Group has determined that no additional impairment charge is necessary as of March 31, 2009.

At March 31, 2009, the Group held structured credit investments amounting to $176.5 million in the available-for-sale portfolio, with net unrealized losses of approximately $42.7 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs). At March 31, 2009, the Group estimated that it will recover all interest and principal for the Group’s specific tranches of these securities. This assessment is based on an analysis in which the credit quality of the Group’s positions was evaluated through a determination of the expected losses on the underlying collateral. The losses on the underlying corporate pools were inferred by observations on the credit spreads of the reference entities or market quotes used to derive the credit spreads. The spreads of the portfolios were converted to loss probabilities, and these were applied to a cash flow model that provided estimated projected losses for each security. The model results as of March 31, 2009 show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
Other than temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Group believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other than temporary impairment charges in the future.
Other securities in an unrealized loss position at March 31, 2009, are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis using a third party provider and dealer quotes. The Group’s management believes that the unrealized losses of such other securities at March 31, 2009, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At March 31, 2009, the Group has the intent and ability to hold these investments until a period of time sufficient to allow for any recovery in fair value or maturity up to (or beyond) the cost of these investments.
NOTE 3 — PLEDGED ASSETS
At March 31, 2009, residential mortgage loans amounting to $606.4 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $4.206 billion, $83.9 million, and $43.8 million at March 31, 2009, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $114,000 at March 31, 2009, were pledged to the Puerto Rico Treasury Department.
As of March 31, 2009, investment securities available-for-sale not pledged amounted to $221.8 million. As of March 31, 2009, mortgage loans not pledged amounted to $392.8 million.

NOTE 4 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2009, and December 31, 2008, was as follows:

	(In thousands)
	March 31, 2009	December 31, 2008
Loans secured by real estate:
Residential mortgage loans	$945,753	$976,569
Home equity loans, secured personal loans and others	22,581	23,507
Commercial	124,572	145,377
Deferred loan fees, net	(3,340)	(3,197)

	1,089,566	1,142,256

Other loans:
Commercial	69,573	41,700
Personal consumer loans and credit lines	21,330	23,054
Deferred loan fees, net	(169)	(167)

	90,734	64,587

Loans receivable	1,180,300	1,206,843
Allowance for loan losses	(15,147)	(14,293)

Loans receivable, net	1,165,153	1,192,550
Mortgage loans held-for-sale	34,278	26,562

Total loans, net	$1,199,431	$1,219,112

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters ended March 31, 2009 and 2008.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At March 31, 2009, and December 31, 2008, the total balance of impaired commercial loans was $7.7 million and $4.6 million, respectively. The impaired commercial loans were measured based on the fair value of collateral. The Group’s management determined that impaired loans required a valuation allowance in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” of approximately $1.0 million at March 31, 2009. No allowance was required at March 31, 2008.

NOTE 5 — OTHER ASSETS
Other assets at March 31, 2009, and December 31, 2008 consist of the following:

	(In thousands)
	March 31, 2009	December 31, 2008
Mortgage tax credits	$5,047	$5,047
Debt issuance costs	4,381	900
Servicing asset	3,467	2,819
Prepaid expenses	2,817	3,433
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Accounts receivable and other assets	12,013	8,635

	$30,817	$23,926

NOTE 6 — BORROWINGS
          Short Term Borrowings
At March 31, 2009, short term borrowings amounted to $44.3 million (December 31, 2008 — $29.2 million) which mainly consist of federal funds purchased with a weighted average rate of 0.70% (December 31, 2008 — 1.49%).
          Securities Sold under Agreements to Repurchase
At March 31, 2009, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At March 31, 2009, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $7.4 million, were as follows:

	(In thousands)
		Fair Value of
	Borrowing	Underlying
	Balance	Collateral
Citigroup	$1,800,000	$2,138,365
Credit Suisse First Boston Corporation	1,250,000	1,430,626
UBS Financial Services	500,000	589,334
JP Morgan Chase	100,000	109,565
Merrill Lynch	100,000	110,505

Total	$3,750,000	$4,378,395

The fair value of underlying collateral includes agency-issued investment securities with a fair value of $289.6 million sold on March 31, 2009 for which the transaction settled after that date. The proceeds from such sale were reinvested after quarter-end in similar quality agency-issued securities, which were then placed as collateral for the corresponding repurchase agreements.
The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparts have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $7.4 million, at March 31, 2009:

	(In thousands)
		Weighted-
	Borrowing	Average	Settlement
Year of Maturity	Balance	Coupon	Date	Maturity Date	Next Put Date
2010
	$100,000	4.39%	8/14/2007	8/16/2010	5/14/2009

	100,000

2011
	100,000	4.17%	12/28/2006	12/28/2011	6/28/2009
	350,000	4.23%	12/28/2006	12/28/2011	6/28/2009
	100,000	4.29%	12/28/2006	12/28/2011	6/28/2009
	350,000	4.35%	12/28/2006	12/28/2011	6/28/2009

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	5/9/2009
	100,000	4.50%	8/14/2007	8/14/2012	8/14/2009
	300,000	4.47%	9/13/2007	9/13/2012	9/13/2009
	150,000	4.31%	3/6/2007	12/6/2012	12/7/2009

	900,000

2014
	100,000	4.67%	7/27/2007	7/27/2014	1/27/2010
	100,000

2017	500,000	4.46%	3/2/2007	3/2/2017	6/2/2009
	250,000	0.25%	3/2/2007	3/2/2017	6/2/2009
	1,000,000	0.00%	3/6/2007	3/6/2017	6/6/2009

	1,750,000

	$3,750,000	2.93%

The structured repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for June 2009.
Advances from the Federal Home Loan Bank
During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2009:

	(In thousands)
		Weighted-
	Borrowing	Average	Settlement
Year of Maturity	Balance	Coupon	Date	Maturity Date	Next Put Date
2012
	$25,000	4.37%	5/4/2007	5/4/2012	5/5/2009
	25,000	4.57%	7/24/2007	7/24/2012	4/24/2009
	25,000	4.26%	7/30/2007	7/30/2012	4/30/2009
	50,000	4.33%	8/10/2007	8/10/2012	5/10/2009
	100,000	4.09%	8/16/2007	8/16/2012	5/16/2009

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	5/8/2009
	30,000	4.22%	5/11/2007	5/11/2014	5/13/2009

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred above with put dates up to May 4, 2009 were put by the counterparty at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at March 31, 2009, and December 31, 2008.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (4.27% at March 31, 2009; 4.82% at December 31, 2008), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date June 2009). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
Temporary Liquidity Guarantee Program
The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes.
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
During the quarter ended March 31, 2008, losses of $7.8 million were recognized and reflected as “Derivatives Activities” in the unaudited consolidated statements of operations. This was mainly due to an interest-rate swap contract that the Group entered into to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was terminated in January 2008, resulting in a loss to the Group of approximately $7.9 million.

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
There were no derivatives designated as a hedge as of March 31, 2009, and December 31, 2008. At March 31, 2009, and December 31, 2008, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $3.1 million (notional amount of $154.2 million) and $12.8 million (notional amount of $155.4 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $6.5 million (notional amount of $149.0 million) and $16.6 million (notional amount of $149.8 million), respectively.
NOTE 8 — INCOME TAX
Under the Puerto Rico Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% and 39% as of March 31, 2009 and 2008, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies will be subject to an additional five percent (5%) surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously exempt, will be subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing. Income tax expense for the quarter ended March 31, 2009 includes approximately $950,000 related to these tax impositions.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Total gross deferred tax asset at March 31, 2009 amounts to $26.7 million. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of March 31, 2009, a valuation allowance of approximately $1.1 million was recorded to offset deferred tax asset that the Group believes it is more likely than not would be realized in future periods.
In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The uncertain tax positions accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Group’s uncertain tax positions accruals are reflected as income tax payable as a component of accrued expenses and other liabilities.
The Group follows the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.8 million. The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. For the quarter ended March 31, 2009,

($325,000) (March 31, 2008 — $2.4 million) in unrecognized tax (losses) benefits expired due to statute of limitation. There were no new or settled unrecognized tax benefits during the quarter. The balance of unrecognized tax benefits at March 31, 2009 was $4.3 million (December 31, 2008 — $4.0 million). The tax periods ended June 30, 2005, December 31, 2005, and 2006, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. The Group had accrued $1.7 million at March 31, 2009 (December 31, 2008-$1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits. On January 13, 2009, $325,000 in unrecognized tax losses expired due to statute of limitation. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2009.
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

The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are not trading actively in the current market; accordingly, they do not exhibit readily observable prices. Based on their valuation methodology, such investments are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, delinquency, and loss rates. The assumptions used are drawn from a combination of internal and external data sources. A third-party valuation of these investments, in which all economic assumptions are determined by this third-party (external-based valuation), is obtained at least on a quarterly basis and is used by management as a benchmark to evaluate the adequacy of the cash flow model and the reasonableness of the assumptions and fair value estimates developed internally for the internal-based valuation. The external-based valuations are analyzed and assumptions are evaluated and incorporated in the internal-based valuation model when deemed necessary and agreed by management.
Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained from counterparties or an external pricing source and validated by management. Based on their valuation methodology, derivative instruments are classified as Level 3. These options are mainly tied in to Asian options whose payoff is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions used, which are uncertain and require a degree of judgment, include primarily S&P Index volatility and leverage. The external-based valuations are analyzed and assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	March 31, 2009
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3
Investment securities available-for-sale	$—	$3,920,475	$635,058
Money market investments	270,909	—	—
Derivative asset	—	—	3,052
Derivative liability	—	—	(6,513)

	$270,909	$3,920,475	$631,597

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.

	Total Fair Value Measurements
	(Quarter ended March 31, 2009)
	Investment
	securities
Level 3 Instruments Only	available-	Derivative	Derivative
(In thousands)	for-sale	asset	liability
Balance at beginning of period	$665,845	$12,801	$(16,588)
Gains (losses) included in earnings	—	(10,117)	10,551
Gains (losses) included in other comprehensive income	(12,802)	—	—
New instruments acquired	—	947	(898)
Principal repayments and amortization	(17,985)	(579)	422
Transfers in and/or out of Level 3	—	—	—

Balance at end of period	$635,058	$3,052	$(6,513)

The table below presents a detail of investment securities available-for-sale classified as level 3 at March 31, 2009 and December 31, 2008.

	March 31, 2009 (In thousands)
	Amortized	Unrealized		Weighted	Principal
Type	Cost	Losses	Fair Value	Average Yield	Protection
Non-agency collateralized mortgage obligations

Prime Collateral	$200,273	$40,522	$159,751	5.78%	4.48%
Prime Collateral	185,726	19,912	165,814	5.52%	4.48%
Alt-A Collateral	118,439	40,204	78,235	19.78%	12.41%
Prime Collateral	25,114	3,192	21,922	6.11%	4.15%
Prime Collateral	24,610	3,824	20,786	6.21%	9.95%
Prime Collateral	22,491	3,967	18,524	5.61%	6.85%
Prime Collateral	21,993	3,758	18,235	5.84%	5.08%
Prime Collateral	20,586	2,610	17,976	6.42%	3.77%

	619,232	117,989	501,243	8.43%

Structured credit investments

CDO	114,819	16,517	98,302	3.23%	4.41%
CDO	25,548	12,480	13,068	5.80%	7.80%
CLO	15,000	5,329	9,671	3.38%	7.44%
CLO	11,969	4,805	7,164	2.57%	26.14%
CLO	9,200	3,590	5,610	2.94%	22.75%

	176,536	42,721	133,815	3.57%

	$795,768	$160,710	$635,058	7.35%

	December 31, 2008 (In thousands)
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Losses	Fair Value	Yield	Protection
Non-agency collateralized mortgage obligations

Prime Collateral	$207,906	$36,701	$171,205	5.78%	4.72%
Prime Collateral	195,522	22,697	172,825	5.52%	4.72%
Alt-A Collateral	116,136	33,676	82,460	20.62%	14.05%
Prime Collateral	26,055	3,282	22,773	6.10%	7.65%
Prime Collateral	25,028	3,421	21,607	6.22%	9.93%
Prime Collateral	23,200	4,070	19,130	5.61%	6.81%
Prime Collateral	22,680	2,528	20,153	5.84%	5.15%
Prime Collateral	21,099	1,587	19,511	6.42%	3.62%

	637,626	107,962	529,664	8.49%

Structured credit investments

CDO	114,411	10,159	104,252	3.46%	4.41%
CDO	25,548	11,180	14,368	5.80%	7.80%
CLO	15,000	7,099	7,901	4.30%	7.30%
CLO	11,968	6,675	5,294	6.35%	26.14%
CLO	9,200	4,833	4,367	6.77%	22.92%

	176,127	39,946	136,181	4.25%

	$813,753	$147,908	$665,845	7.58%

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
Financial services are comprised of the Bank’s trust division (Oriental Trust), the broker dealer subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2009 and 2008:

	Unaudited (In thousands)
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	Dollars in thousands
Quarter Ended March 31, 2009
Interest income	$18,318	$15	$65,598	$83,931	$—	$83,931
Interest expense	(8,313)	—	(44,953)	(53,266)	—	(53,266)

Net interest income	10,005	15	20,645	30,665	—	30,665
Provision for loan losses	(3,200)	—	—	(3,200)	—	(3,200)
Non-interest income	3,383	3,089	10,774	17,246	—	17,246
Non-interest expenses	(15,615)	(2,621)	(1,037)	(19,273)	—	(19,273)
Intersegment revenue	334	—	—	334	(334)	—
Intersegment expense	—	(280)	(54)	(334)	334	—

Income (loss) before income taxes	$(5,093)	$203	$30,328	$25,438	$—	$25,438

Total assets as of March 31, 2009	$1,576,054	$10,046	$5,199,658	$6,785,758	$(299,812)	$6,485,946

Quarter Ended March 31, 2008
Interest income	$19,824	$36	$62,241	$82,101	$—	$82,101
Interest expense	(9,684)	—	(47,508)	(57,192)	—	(57,192)

Net interest income	10,140	36	14,733	24,909	—	24,909
Provision for loan losses	(1,650)	—	—	(1,650)	—	(1,650)
Non-interest income	2,634	4,955	1,275	8,864	—	8,864
Non-interest expenses	(13,579)	(3,085)	(1,066)	(17,730)	—	(17,730)
Intersegment revenue	940	—	—	940	(940)	—
Intersegment expense	—	(748)	(192)	(940)	940	—

Income (loss) before income taxes	$(1,515)	$1,158	$14,750	$14,393	$—	$14,393

Total assets as of March 31, 2008	$1,596,169	$11,769	$4,886,132	$6,494,070	$(335,951)	$6,158,119

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended March 31,
	2009	2008	Variance %
EARNINGS DATA:
Interest income	$83,931	$82,101	2.2%
Interest expense	53,266	57,192	-6.9%

Net interest income	30,665	24,909	23.1%
Provision for loan losses	3,200	1,650	93.9%

Net interest income after provision for loan losses	27,465	23,259	18.1%
Non-interest income	17,246	8,864	94.6%
Non-interest expenses	19,273	17,730	8.7%

Income before income taxes	25,438	14,393	76.7%
Income tax expense (benefit)	690	(2,455)	-128.1%

Net Income	24,748	16,848	46.9%
Less: dividends on preferred stock	(1,201)	(1,201)	0.0%

Income available to common shareholders	$23,547	$15,647	50.5%

PER SHARE DATA:

Basic	$0.97	$0.65	49.2%

Diluted	$0.97	$0.64	51.6%

Average common shares outstanding	24,245	24,164	0.3%
Average potential common share-options	3	125	-97.6%

Average shares and shares equivalents	24,248	24,289	-0.2%

Book value per common share	$10.38	$11.15	-6.9%

Market price at end of period	$4.88	$19.71	-75.2%

Cash dividends declared per common share	$0.04	$0.14	-71.4%

Cash dividends declared on common shares	$972	$3,399	-71.4%

Return on average assets (ROA)	1.53%	1.06%	44.3%

Return on average common equity (ROE)	49.14%	20.63%	138.2%

Equity-to-assets ratio	4.92%	5.50%	-10.6%

Efficiency ratio	51.65%	54.69%	-5.6%

Expense ratio	0.82%	0.69%	18.8%

Interest rate spread	1.79%	1.34%	33.6%

Interest rate margin	1.98%	1.68%	17.9%

Number of financial centers	23	24	-4.2%

	March 31,	December 31,
	2009	2008	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:

Investments and loans
Investment securities	$4,576,103	$3,945,626	16.0%
Loans (including loans held-for-sale), net	1,199,431	1,219,112	-1.6%
Securities sold but not yet delivered	289,565	834,976	-65.3%

	$6,065,099	$5,999,714	1.1%

Deposits and Borrowings
Deposits	$1,806,246	$1,785,300	1.2%
Repurchase agreements	3,757,411	3,761,121	-0.1%
Other borrowings	467,180	373,718	25.0%
Securities purchased but not yet received	112,628	398	28198.5%

	$6,143,465	$5,920,537	3.8%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	251,351	193,317	30.0%

	$319,351	$261,317	22.2%

Capital ratios
Leverage capital	6.54%	6.38%	2.5%

Tier 1 risk-based capital	16.20%	17.08%	-5.2%

Total risk-based capital	16.79%	17.71%	-5.2%

Trust assets managed	$1,617,855	$1,706,286	-5.2%
Broker-dealer assets gathered	1,087,781	1,195,739	-9.0%

Assets managed	2,705,636	2,902,025	-6.8%
Assets owned	6,485,946	6,205,536	4.5%

Total financial assets managed and assets owned	$9,191,582	$9,107,561	0.9%

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
During the quarter ended March 31, 2009, the strategies in place enabled the Group to continue to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights of the quarter include strong sequential increases in residential mortgage and commercial loan production, retail deposits increased 10.73%, or $116.2 million, from December 31, 2008, sequential increase of 75.9% in mortgage banking activities, sequential increase of 3.0% in net interest income, stockholders’ equity increased $58.0 million during the quarter, book value per common share increased to $10.38 from $7.96 at December 31, 2008, and a gain of $10.3 million on the sale of securities.
Income Available to Common Shareholders
For the quarter ended March 31, 2009, the Group’s income available to common shareholders totaled $23.5 million, compared to $15.6 million in the comparable year-ago quarter. Earnings per basic and fully diluted common share were $0.97 for the quarter ended March 31, 2009, compared to $0.65 per basic and $0.64 per fully diluted common share in the same year-ago quarter.

Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter ended March 31, 2009, was 49.14%, which represents an increase of 138.2%, from 20.63% for the quarter ended March 31, 2008. Return on average assets (ROA) for the quarter ended March 31, 2009, was 1.53%, representing an increase of 44.3% from 1.06%, for the same year-ago quarter.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 18.1% for the quarter ended March 31, 2009, totaling $27.5 million, compared with $23.3 million for the same period last year. Growth reflects the significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.
Non-Interest Income
Non-interest income was $17.2 million, 94.6% higher than the first quarter of 2008. Growth reflects a gain on the sale of government securities, increased mortgage banking activities from the sale of conforming residential mortgage production into the secondary market, lower banking and financial service revenues, in line with first quarter industry trends, and continued de-emphasis of the overdraft privilege program.
Non-Interest Expenses
Non-interest expenses of $19.3 million increased year over year at a lower rate than revenues, resulting in an improved efficiency ratio of 51.65% (compared to 54.69% in the year-ago quarter).
Income Tax Expense
The effective income tax rate was 2.7% for the first quarter of 2009, which includes Puerto Rico’s new taxes on the earnings of international banking entities and financial institutions, versus tax benefits in the first and fourth quarters of 2008.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At March 31, 2009, total financial assets reached $9.192 billion, compared to $9.108 billion at December 31, 2008, a 1.0% increase. When compared to December 31, 2008, there was 4.5% increase in assets owned as of March 31, 2009, while assets managed by the trust division and the broker-dealer subsidiary decreased from $2.9 billion as of December 31, 2008 to $2.7 billion as of March 31, 2009.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2009, total assets managed by the Group’s trust division and CPC amounted to $1.618 billion, compared to $1.706 billion at December 31, 2008. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2009, total assets gathered by the broker-dealer from its customer investment accounts decreased to $1.088 billion, compared to $1.196 billion at December 31, 2008.
Interest Earning Assets
The investment portfolio amounted to $4.576 billion at March 31, 2009, a 15.98% increase compared to $3.946 billion at December 31, 2008, while the loan portfolio decreased 1.61% to $1.199 billion at March 31, 2009, compared to $1.219 billion at December 31, 2008.
The mortgage loan portfolio totaled $999.1 million at March 31, 2009, a 1.3% decrease from $1.012 billion at March 31, 2008, and a decrease of 2.4%, from $1.023 million at December 31, 2008. Nevertheless, mortgage loan production for the quarter ended March 31, 2009, totaled $67.9 million, which represents a 37.8% increase compared to the same period last year.

Interest Bearing Liabilities
Total deposits amounted to $1.806 billion at March 31, 2009, an increase of 1.17% compared to $1.785 billion at December 31, 2008, primarily due to increased retail deposits, particularly in demand deposit accounts.
Stockholders’ Equity
Stockholders’ equity at March 31, 2009, was $319.4 million, compared to $261.3 million at December 31, 2008, reflecting increased earnings in the quarter and improvements in the valuation of the Group’s available-for-sale investment securities portfolio.
The Group’s capital ratios remain above regulatory capital requirements, with risk-based capital ratios above regulatory capital adequacy guidelines. At March 31, 2009, Tier 1 Leverage Capital Ratio was 6.54% (1.6 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 16.20% (4.1 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 16.79% (2.1 times the minimum of 8.00%).
Financial Service-Banking Franchise
The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well, resulting in expanded market share.
Lending
Loan production of $85.1 million was up 38.3% from the year ago quarter and 24.3% from the previous quarter, as the Group’s capital levels and low credit losses compared to most banking institutions enabled it to continue prudent lending. The average FICO score was 720 and the average loan to value ratio was 82% on residential mortgage loans originated in the first quarter of 2009.
Deposits
Sequential growth in retail deposits from the fourth quarter of 2008 reflects a $115.1 million increase in demand deposits, primarily from new accounts.
Assets Under Management
Assets under management, which generate recurring fees, declined only 6.8% from December 31, 2008, as a high proportion of fixed income investments helped offset the 11.7% decline in equity markets, as measured by the S&P 500 index. Outflows were minimal.
Credit Quality
Net credit losses increased $0.9 million from the fourth quarter of 2008. The provision for loan losses for the first quarter of 2009 was $3.2 million (136.6% of net credit losses), increasing the allowance for loan losses by 6.0% to $15.1 million, as compared to the fourth quarter of 2008.
Non-performing loans increased $9.1 million from the fourth quarter, reflecting the economic environment in Puerto Rico. Based on historical performance, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.
Investment Securities Portfolio
The average balance was $5.0 billion, up 5.5% from the first quarter of 2008 and up 3.9% from the fourth quarter of 2008.
Approximately 86% of the portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC, or GNMA and U.S. agency senior debt obligations, and thus backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government (84%), and Puerto Rico Government and agency obligations (2%). The remaining balance consists of non-agency collateralized mortgage obligations (11%), the majority of which are backed by prime fixed-rate residential mortgage collateral, and structured credit investments (3%).

In April 2009, FASB issued the following Final Staff Positions (FSP) to improve guidance and disclosure on fair value measurements and impairments:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
FSP FAS 157-4, issued by the FASB in April 2009, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, and is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Group’s statements of financial condition and income.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
FSP FAS 115-2 and FAS 124-2, issued by the FASB in April 2009, amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, and is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Group’s statements of financial condition and income.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
FSP FAS 107-1 and APB 28-1, issued by the FASB in April 2009, amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These FSPs also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Group’s interim period ending after June 15, 2009, but entities may early adopt for the interim and annual periods ending after March 15, 2009. Management decided not to do an early adoption, but as FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Group’s statements of financial condition and income.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
   (Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2009	2008	in %	2009	2008	in BPS	2009	2008	in %
A — TAX EQUIVALENT SPREAD

Interest-earning assets	$83,931	$82,101	2.2%	5.43%	5.55%	(12)	$6,183,981	$5,912,847	4.6%
Tax equivalent adjustment	26,035	27,132	-4.0%	1.68%	1.84%	(16)	—	—	—

Interest-earning assets — tax equivalent	109,966	109,233	0.7%	7.11%	7.39%	(28)	6,183,981	5,912,847	4.6%
Interest-bearing liabilities	53,266	57,192	-6.9%	3.64%	4.21%	(57)	5,848,697	5,433,537	7.6%

Tax equivalent net interest income / spread	$56,700	$52,041	9.0%	3.47%	3.18%	29	$335,284	$479,310	-30.0%

Tax equivalent interest rate margin				3.66%	3.52%	14

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$65,425	$61,414	6.5%	5.34%	5.30%	4	$4,903,567	$4,632,397	5.9%
Trading securities	15	6	150.0%	11.39%	4.12%	727	527	582	-9.5%
Money market investments	170	853	-80.1%	0.89%	3.85%	(296)	76,151	88,563	-14.0%

	65,610	62,273	5.4%	5.27%	5.28%	(1)	4,980,245	4,721,542	5.5%

Loans:
Mortgage	15,498	16,324	-5.1%	6.21%	6.44%	(23)	998,506	1,014,311	-1.6%
Commercial	2,310	2,813	-17.9%	5.02%	7.52%	(250)	184,157	149,537	23.2%
Consumer	513	691	-25.8%	9.74%	10.07%	(33)	21,073	27,457	-23.3%

	18,321	19,828	-7.6%	6.09%	6.66%	(57)	1,203,736	1,191,305	1.0%

	83,931	82,101	2.2%	5.43%	5.55%	(12)	6,183,981	5,912,847	4.6%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	38,728	35,151	10.2%
Now accounts	3,592	212	1594.3%	3.23%	1.18%	205	444,381	71,661	520.1%
Savings	161	4,388	-96.3%	1.23%	4.14%	(291)	52,135	423,725	-87.7%
Certificates of deposit	10,070	7,829	28.6%	3.49%	4.68%	(119)	1,154,056	669,824	72.3%

	13,823	12,429	11.2%	3.27%	4.14%	(87)	1,689,300	1,200,361	40.7%

Borrowings:
Repurchase agreements	35,799	40,240	-11.0%	3.81%	4.21%	(40)	3,754,817	3,824,569	-1.8%
FHLB advances	2,999	3,540	-15.3%	3.93%	4.24%	(31)	305,175	334,245	-8.7%
Subordinated capital notes	436	702	-37.9%	4.83%	7.79%	(296)	36,083	36,083	0.0%
FDIC-guaranteed term notes	112	—	100.0%	0.00%	0.00%	0	23,667	—	100.0%
Other borrowings	97	281	-65.5%	0.98%	2.94%	(196)	39,655	38,279	3.6%

	39,443	44,763	-11.9%	3.79%	4.23%	(44)	4,159,397	4,233,176	-1.7%

	53,266	57,192	-6.9%	3.64%	4.21%	(57)	5,848,697	5,433,537	7.6%

Net interest income / spread	$30,665	$24,909	23.1%	1.79%	1.34%	45

Interest rate margin				1.98%	1.68%	30

Excess of average interest-earning assets over average interest-bearing liabilities							$335,284	$479,310	-30.0%

Average interest-earning assets over average interest-bearing liabilities ratio							105.73%	108.82%

	Volume	Rate	Total

C. Changes in net interest income due to:

Interest Income:
Investments	$3,411	$(70)	$3,341
Loans	206	(1,714)	(1,508)

	3,617	(1,784)	1,833

Interest Expense:
Deposits	5,063	(3,669)	1,394
Repurchase agreements	(734)	(3,704)	(4,438)
Other borrowings	(45)	(834)	(879)

	4,284	(8,207)	(3,923)

Net Interest Income	$(667)	$6,423	$5,756

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

For the quarter ended March 31, 2009, net interest income amounted to $30.7 million, an increase of 23.1% from $24.9 million in the same period last year. The increase for the 2009 first quarter reflects a 2.2% increase in interest income, due to a $3.6 million positive volume variance and a $1.8 million negative rate variance. The decrease of 6.9% in interest expense for the quarter ended March 31, 2009, was primarily the result of a decrease of $8.2 million in rate variance, partially offset by an increase of $4.3 million in interest expense from higher volume of interest-bearing liabilities. Interest rate spread increased 45 basis points to 1.79%, from 1.34% at March 31, 2008, due to a 57 point decrease in the average cost of funds to 3.64% from 4.21%, partially offset by a 12 basis point decrease in the average yield of interest earning assets to 5.43% from 5.55%.
For the quarter ended March 31, 2009, the average balances of total interest-earnings assets were $6.184 billion, a 4.6% increase from the same period last year. The increase in the average balance reflects increases of 5.5% to $4.980 billion in the investment portfolio, and an increase of 1.0% to $1.204 billion in the loans portfolio for the 2009 quarter.
For the quarter ended March 31, 2009, the average yield on interest-earning assets was 5.43%, compared to 5.55% in the same period last year, due to lower average yields in the loan portfolio and the investment portfolio. The loan portfolio yield decreased to 6.09% in the quarter ended March 31, 2009, versus 6.66% in the same period last year. The investment portfolio yield decreased to 5.27% in the quarter ended March 31, 2009, versus 5.28% in the same period last year.
For the quarter ended March 31, 2009, interest expense amounted to $53.3 million, a decrease of 6.9% from $57.2 million in the same period last year, mainly resulting from a significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.
For the quarter ended March 31, 2009, the cost of deposits decreased 87 basis points to 3.27%, as compared to the same period a year ago. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter ended March 31, 2009, the cost of borrowings decreased 44 basis points to 3.79%, from the same period last year.
TABLE 2 — NON- INTEREST INCOME SUMMARY:
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
   (Dollars in thousands)

	Quarter ended March 31,
	2009	2008	Variance %
Financial service revenues	$3,114	$4,240	-26.6%
Banking service revenues	1,393	1,527	-8.8%
Investment banking revenues	(12)	738	-101.6%
Mortgage banking activities	2,153	1,006	114.0%

Total banking and financial service revenues	6,648	7,511	-11.5%

Net gain (loss) on:
Sale of securities	10,340	9,314	11.0%
Derivatives	434	(7,803)	105.6%
Trading securities	(27)	(17)	-58.8%
Other investments	13	110	-88.2%
Foreclosed real estate	(162)	(250)	35.2%
Other	—	(1)	100.0%

	10,598	1,353	683.3%

Total non-interest income	$17,246	$8,864	94.6%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $17.2 million in the quarter ended March 31, 2009, an increase of 94.6% when compared to $8.9 million in the same period last year. Increase in revenues from sale of securities was partially offset by decrease in financial service revenues.

Financial service revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage, and insurance activities, decreased 26.6% to $3.1 million in the quarter ended March 31, 2009, from $4.2 million in the same period of 2008, mainly the result of reduced financial service revenues. Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 8.8% to $1.4 million in the quarter ended March 31, 2009, from $1.5 million in the same period last year, mainly driven by reduced consumer banking activity. Investment banking revenues decreased to a loss of $12,000 in March 31, 2009, compared to $738,000 in the same period of 2008. Income generated from mortgage banking activities increased 114.0% in the quarter ended March 31, 2009, from $1.0 million in the quarter ended March 31, 2008 to $2.2 million in the same period of 2009 mainly the result of increased mortgage banking revenues due to the securitization and sale of conventional mortgages into the secondary market and increase in residential mortgage loan production.
For the quarter ended March 31, 2009, gains from securities, derivatives and trading activities were $10.6 million, compared to $1.4 million for the same period last year. During the quarter ended March 31, 2009, a gain of $434,000 was recognized in derivatives, compared to a loss of $7.8 million recognized in earnings and reflected as “Derivatives Activities” in the unaudited consolidated statements of operations in the quarter ended March 2008, mainly due to an interest-rate swap entered to manage the Group’s interest rate risk exposure, with a notional amount of $500 million, which was subsequently terminated in January 2008, resulting in a loss of approximately $7.9 million. Sale of securities available-for-sale, which generated gains of $10.3 million in the 2009 quarter, increased 11.0% when compared to $9.3 million for the same period last year.
TABLE 3 — NON- INTEREST EXPENSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended March 31,
	2009	2008	Variance %
Compensation and employee benefits	$7,724	$7,715	0.1%
Occupancy and equipment	3,489	3,287	6.1%
Professional and service fees	2,608	1,880	38.7%
Advertising and business promotion	1,204	1,074	12.1%
Insurance	815	602	35.4%
Taxes, other than payroll and income taxes	646	611	5.7%
Electronic banking charges	540	418	29.2%
Loan servicing expenses	383	331	15.7%
Communications	379	325	16.6%
Directors and investor relations expenses	349	278	25.5%
Clearing and wrap fees expenses	330	294	12.2%
Other expenses	806	915	-11.9%

Total non-interest expenses	$19,273	$17,730	8.7%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	40.1%	43.5%

Compensation to total assets (annualized)	0.48%	0.50%

Average compensation per employee (annualized)	$55.9	$56.4

Average number of employees	553	547

Assets owned per average employee	$11,729	$11,258

Non-interest expenses for the quarter ended March 31, 2009 increased 8.7% to $19.3 million, compared to $17.7 million for the same period a year ago, primarily as a result of higher professional fees, insurance expense, and electronic banking charges. During the quarter ended March 31, 2009, compensation and employee benefits remained constant compared with the same period last year. Professional fees increased 38.7% from $1.9 million in the quarter ended March 31, 2008 to $2.6 million in the quarter ended March 31, 2009. Insurance expense increased 35.4% from $602,000 in the quarter ended March 31, 2008 to $815,000 in the quarter ended March 31, 2009. Electronic banking charges increased 29.2% from $418,000 in the quarter ended March 31, 2008 to $540,000 in the quarter ended March 31, 2009. The non-interest expense results reflect an efficiency ratio of 51.65% for the quarter ended March 31, 2009, compared to 54.69% in the same quarter last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $10.6 million and $1.4 million for the quarters ended March 31, 2009 and 2008, respectively.
TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended March 31,		Variance
	2009	2008	%
Balance at beginning of period	$14,293	$10,161	40.7%
Provision for loan losses	3,200	1,650	93.9%
Net credit losses — see Table 5	(2,346)	(719)	226.3%

Balance at end of period	$15,147	$11,092	36.6%

Selected Data and Ratios:
Outstanding gross loans	$1,214,578	$1,196,525	1.5%
Recoveries to charge-offs	3.3%	9.8%	-66.3%
Allowance coverage ratio
Total loans	1.25%	0.93%	34.4%
Non-performing loans	17.50%	16.04%	9.1%
Non-mortgage non-performing loans	157.29%	289.16%	-45.6%
TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended March 31,		Variance
	2009	2008	%
Mortgage
Charge-offs	$(1,412)	$(166)	750.6%
Recoveries	16	—	100.00

	(1,396)	(166)	741.0%

Commercial
Charge-offs	(616)	—	100.0%
Recoveries	18	13	38.5%

	(598)	13	-4700.0%

Consumer
Charge-offs	(397)	(631)	-37.1%
Recoveries	45	65	-30.8%

	(352)	(566)	-37.8%

Net credit losses
Total charge-offs	(2,425)	(797)	204.3%
Total recoveries	79	78	1.3%

	$(2,346)	$(719)	226.3%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.56%	0.07%

Commercial	1.30%	(0.03%)

Consumer	6.68%	8.25%

Total	0.78%	0.24%

Average loans:
Mortgage	$998,506	$1,014,311	-1.6%
Commercial	184,157	149,537	23.2%
Consumer	21,073	27,457	-23.3%

Total	$1,203,736	$1,191,305	1.0%

(1)	Annualized ratios

TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
    (Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2009	2008	%	2008
Allowance for loan losses breakdown:
Mortgage	$9,737	$8,514	14.4%	$6,427
Commercial	3,750	4,004	-6.3%	1,980
Consumer	1,519	1,714	-11.4%	1,908
Unallocated allowance	141	61	131.1%	777

	$15,147	$14,293	6.0%	$11,092

Allowance composition:
Mortgage	64.3%	59.6%		57.9%
Commercial	24.8%	28.0%		17.9%
Consumer	10.0%	12.0%		17.2%
Unallocated allowance	0.9%	0.4%		7.0%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter ended March 31, 2009, totaled $3.2 million, representing an increase of 93.9% from the $1.7 million reported for the same quarter last year, which is in line with the increase in non-performing loans of the Group. Based on an analysis of the credit quality and composition of the Group’s loan portfolio, management determined that the provision for the quarter ended March 31, 2009 was adequate in order to maintain the allowance for loan losses at an adequate level.
Net credit losses for the quarter ended March 31, 2009, increased 226.3% during the quarter ended March 31, 2009 to $2.3 million from $719,000 in the same period of 2008, primarily due to the overall deterioration of the economy in Puerto Rico. The increase was primarily due to higher net credit losses from mortgage loans and commercial loans. Non-performing loans of $86.5 million at March 31, 2009, were 25.1% higher than the $69.2 million at March 31, 2008, and 11.7% higher than the $77.5 million at December 31, 2008.
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

Included in the review of individual loans are those that are impaired, under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250,000 and over 90-days past due are evaluated for impairment, under the provisions of SFAS 114. At March 31, 2009, the total investment in impaired loans was $7.7 million, compared to $4.6 million at December 31, 2008. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group’s management determined that impaired loans required a valuation allowance in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” of approximately $1.0 million at March 31, 2009. No allowance was required at March 31, 2008.
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
   (Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2009	2008	%	2008
Investments:
Agency Mortgage-backed securities	$3,178,538	$2,233,737	42.3%	$2,876,136
Non-agency CMOs	501,243	529,664	-5.4%	669,516
U.S. Government and agency obligations	669,543	941,917	-28.9%	955,600
P.R. Government and agency obligations	72,993	82,927	-12.0%	71,884
Structured credit investments	133,824	136,218	-1.8%	169,869
FHLB stock	19,812	21,013	-5.7%	20,658
Other investments	150	150	0.0%	150

	4,576,103	3,945,626	15.98%	4,763,813

Loans:
Loans receivable	1,180,300	1,206,843	-2.2%	1,170,948
Allowance for loan losses	(15,147)	(14,293)	6.0%	(11,092)

Loans receivable, net	1,165,153	1,192,550	-2.3%	1,159,856
Mortgage loans held-for-sale	34,278	26,562	29.0%	25,577

Total loans net	1,199,431	1,219,112	-1.6%	1,185,433

Securities sold but not yet delivered	289,565	834,976	-65.3%	26,995

Total securities and loans	6,065,099	5,999,714	1.1%	5,976,241

Other assets:
Cash and due from banks	22,841	14,370	58.9%	20,071
Money market investments	270,909	52,002	421.0%	29,981
Accrued interest receivable	38,585	43,914	-12.1%	37,026
Premises and equipment, net	21,540	21,184	1.7%	21,587
Deferred tax asset, net	23,422	28,463	-17.7%	12,931
Foreclosed real estate, net	9,681	9,162	5.7%	4,119
Investment in equity indexed options	3,052	12,801	-76.2%	34,475
Other assets	30,817	23,926	28.8%	21,688

Total other assets	420,847	205,822	104.5%	181,878

Total assets	$6,485,946	$6,205,536	4.5%	$6,158,119

Investments portfolio composition:
Mortgage-backed securities	80.4%	70.0%		74.4%
U.S. Government securities	14.6%	23.9%		20.1%
P.R. Government securities	1.6%	2.1%		1.5%
FHLB stock and other investments	3.4%	4.0%		4.0%

	100.0%	100.0%		100.0%

At March 31, 2009, the Group’s total assets amounted to $6.486 billion, an increase of 4.5%, when compared to $6.206 billion at December 31, 2008. Interest-earning assets were $6.065 billion at March 31, 2009, a 1.1% increase compared to $6.000 billion at December 31, 2008.
Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At March 31, 2009, the investment portfolio increased 15.98% to $4.576 billion, from $3.946 billion at December 31, 2008. For further details regarding the Group’s investment securities, refer to Note 2 of the unaudited consolidated financial statements.
At March 31, 2009, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.199 billion, a decrease of 1.6% when compared to $1.219 billion at December 31, 2008, mainly the result of increase in the securitization and sale of conventional mortgages into the secondary market. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter ended March 31, 2009, increased 31.8%, to $87.3 million, compared to $66.2 million for the quarter ended March 31, 2008.

TABLE 8 — NON-PERFORMING ASSETS
   (Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2009	2008	%	2008
Non-performing assets:
Non- Accruing Loans	$40,367	$38,779	4.1%	$29,782
Accruing Loans	46,174	38,710	19.3%	39,385

Total Non-performing loans	86,541	77,489	11.7%	69,167
Foreclosed real estate	9,681	9,162	5.7%	4,119

	$96,222	$86,651	11.0%	$73,286

Non-performing assets to total assets	1.48%	1.40%		1.19%

TABLE 9 — NON-PERFORMING LOANS
   (Dollars in thousands)

	March 31,	December 31,	Variance	March 31,
	2009	2008	%	2008
Non-performing loans:
Mortgage	$76,911	$71,531	7.5%	$65,332
Commercial, mainly secured by real estate	8,847	5,186	70.6%	2,754
Consumer	783	772	1.4%	1,081

Total	$86,541	$77,489	11.7%	$69,167

Non-performing loans composition:
Mortgage	88.9%	92.3%		94.4%
Commercial, mainly secured by real estate	10.2%	6.7%		4.0%
Consumer	0.9%	1.0%		1.6%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	7.13%	6.28%	13.54%	5.78%

Total assets	1.33%	1.25%	6.4%	1.12%

Total capital	27.10%	29.65%	-8.60%	20.42%

Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2009, the Group’s non-performing mortgage loans totaled $76.9 million (88.9% of the Group’s non-performing loans), a 7.5% increase from the $71.5 million (92.3% of the Group’s non-performing loans) reported at December 31, 2008. Non-performing loans in this category are primarily residential mortgage loans.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2009, the Group’s non-performing commercial loans amounted to $8.8 million (10.2% of the Group’s non-performing loans), a 70.6% increase when compared to non-performing commercial loans of $5.2 million reported at December 31, 2008 (6.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2009, the Group’s non-performing consumer loans amounted to $783,000 (0.9% of the Group’s total non-performing loans), a 1.4% increase from the $772,000 reported at December 31, 2008 (1.0% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended March 31, 2009, totaled approximately $2.9 million.
At March 31, 2009, the Group’s total liabilities were $6.167 billion, 3.7% higher than the $5.944 billion reported at December 31, 2008. Deposits and borrowings, the Group’s funding sources, amounted to $6.031 billion at March 31, 2009, an increase of 1.9% when compared to $5.920 billion reported at December 31, 2008. Borrowings represented 70.0% of interest-bearing liabilities and deposits represented 30.0%.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB funding amounted to $281.7 million at March 31, 2009, versus $308.4 at December 31, 2008. These advances mature from May 2012 through May 2014.
At March 31, 2009, deposits reached $1.806 billion, up 1.2%, compared to the $1.785 billion reported at December 31, 2008. The increase in deposits was driven by interest bearing checking accounts, which totaled $496.3 million at March 31, 2009, up 23.9% when compared to the $400.6 million reported at December 31, 2008, and also by non-interest bearing deposits, which increased 36.5% during the quarter ended March 31, 2009, from $53.2 million at December 31, 2008, to $72.6 million. This increase was partially offset by a decrease in certificates of deposit, which totaled $1.174 billion, net of accrued interest payable of $8.1 million, at March 31, 2009, down 7.9% when compared to the $1.275 billion reported at December 31, 2008. The change in composition of retail deposits largely reflects the conversion in the third quarter of 2008 of the Oriental Money savings and checking account to an interest-bearing checking account.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	March 31,	December 31	Variance	March 31,
	2009	2008	%	2008
Deposits:
Non-interest bearing deposits	72,533	$53,165	36.5%	$56,232
NOW accounts	496,265	400,623	23.9%	72,031
Savings accounts	55,077	50,152	9.8%	453,709
Certificates of deposit	1,174,270	1,274,862	-7.9%	856,967

	1,798,145	1,778,802	1.1%	1,438,939
Accrued interest payable	8,101	6,498	24.7%	3,049

	1,806,246	1,785,300	1.2%	1,441,988

Borrowings:
Federal funds purchases and other short term borrowings	44,310	29,193	51.8%	36,517
Securities sold under agreements to repurchase	3,757,411	3,761,121	-0.1%	3,847,633
Advances from FHLB	281,675	308,442	-8.7%	331,853
FDIC-guaranteed term notes	105,112	—	100.0%	—
Subordinated capital notes	36,083	36,083	0.0%	36,083

	4,224,591	4,134,839	2.2%	4,252,086

Total deposits and borrowings	6,030,837	5,920,139	1.9%	5,694,074

Securities purchased but not yet received	112,628	398	28198.5%	101,375
Other liabilities	23,130	23,682	-2.3%	23,912

Total liabilities	$6,166,595	$5,944,219	3.7%	$5,819,361

Deposits portfolio composition percentages:
Non-interest bearing deposits	4.0%	3.0%		3.9%
NOW accounts	27.6%	22.5%		5.0%
Savings accounts	3.1%	2.8%		31.5%
Certificates of deposit	65.3%	71.7%		59.6%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.0%	0.7%		0.9%
Securities sold under agreements to repurchase	88.9%	91.0%		90.5%
Advances from FHLB	6.7%	7.5%		7.8%
FDIC-guaranteed term notes	2.5%	0.0%		0.0%
Subordinated capital notes	0.9%	0.9%		0.8%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,757,411	$3,761,121		$3,847,633

Daily average outstanding balance	$3,494,322	$3,800,673		$3,824,569

Maximum outstanding balance at any month-end	$3,779,627	$3,858,680		$3,847,633

Stockholders’ Equity
At March 31, 2009, the Group’s total stockholders’ equity was $319.4 million, a 22.2% increase when compared to $261.3 million at December 31, 2008. The Group’s capital ratios are above regulatory capital requirements. At March 31, 2009, the Tier 1 Leverage Capital Ratio was 6.54%, the Tier 1 Risk-Based Capital Ratio was 16.20%, and the Total Risk-Based Capital Ratio was 16.79%.

The following are the consolidated capital ratios of the Group at March 31, 2009 and 2008, and December 31, 2008:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
   (In thousands, except for per share data)

	March 31,	December 31,	Variance	March 31,
	2009	2008	%	2008
Capital data:
Stockholders’ equity	$319,351	$261,317	22.2%	$338,758

Regulatory Capital Ratios data:
Leverage Capital Ratio	6.54%	6.38%	2.5%	6.67%

Minimum Leverage Capital Ratio Required	4.00%	4.00%	—	4.00%

Actual Tier 1 Capital	$416,955	$389,234	7.1%	$407,984

Minimum Tier 1 Capital Required	$254,836	$244,101	4.4%	$244,590

Tier 1 Risk-Based Capital Ratio	16.20%	17.08%	-5.2%	16.93%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%	—	4.00%

Actual Tier 1 Risk-Based Capital	$416,955	$389,234	7.1%	$407,984

Minimum Tier 1 Risk-Based Capital Required	$102,926	$91,146	12.9%	$96,369

Total Risk-Based Capital Ratio	16.79%	17.71%	-5.2%	17.39%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%	—	8.00%

Actual Total Risk-Based Capital	$432,102	$403,527	7.1%	$419,075

Minimum Total Risk-Based Capital Required	$205,852	$182,293	12.9%	$192,738

Tangible common equity(1) to total assets	3.84%	3.08%	24.7%	4.36%

Tangible common equity to risk-weighted assets	9.69%	8.40%	15.4%	11.16%

Total equity to total assets	4.92%	4.21%	16.9%	5.50%

Total equity to risk-weighted assets	12.41%	11.47%	8.2%	14.06%

Stock data:
Outstanding common shares, net of treasury	24,223	24,297	-0.3%	24,285

Book value per common share	$10.38	$7.96	30.4%	$11.15

Market price at end of period	$4.88	$6.05	-19.3%	$19.71

Market capitalization	$118,208	$146,991	-19.6%	$478,657

	March 31,	March 31,	Variance
	2009	2008	%
Common dividend data:
Cash dividends declared	$972	$3,399	-71.4%

Cash dividends declared per share	$0.04	$0.14	-71.4%

Payout ratio	4.12%	21.88%	-81.2%

Dividend yield	3.28%	9.26%	-64.6%

(1)	Tangible common equity consist of common equity less goodwill

The following provides the high and low prices and dividend per share of the Group’s stock.

	PRICE		Cash Dividend
Quarter ended	High	Low	per share
2009
March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

2007
December 31, 2007	$14.56	$11.01	$0.14

September 30, 2007	$11.63	$8.39	$0.14

June 30, 2007	$12.42	$10.58	$0.14

March 31, 2007	$14.04	$11.25	$0.14

The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if it meets or exceeds a Tier I risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. In addition, the Group and the Bank meet the following minimum capital requirements: a Tier I risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.The Group and the Bank exceed these benchmarks due to the high level of capital and the quality and conservative nature of its assets. The table below shows the Bank’s regulatory capital ratios at March 31, 2009:

	March 31,	December 31,	Variance	March 31,
(Dollars in thousands)	2009	2008	%	2008
Oriental Bank and Trust
Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.66%	5.41%	4.6%	5.81%

Actual Tier 1 Capital	$339,236	$311,300	9.0%	$333,780

Minimum Capital Requirement (4%)	$239,782	$230,164	4.2%	$229,605

Minimum to be well capitalized (5%)	$299,728	$287,705	4.2%	$287,006

Tier 1 Capital to Risk-Weighted Average	14.16%	14.20%	-0.3%	15.66%

Actual Tier 1 Risk-Based Capital	$339,236	$311,300	9.0%	$333,780

Minimum Capital Requirement (4%)	$95,825	$87,686	9.3%	$87,686

Minimum to be well capitalized (6%)	$143,737	$131,530	9.3%	$131,530

Total Capital to Risk-Weighted assets	14.79%	14.85%	-0.4%	16.18%

Actual Total Risk-Based Capital	$354,383	$325,593	8.8%	$344,872

Minimum Capital Requirement (8%)	$191,649	$175,373	9.3%	$170,469

Minimum to be well capitalized (10%)	$239,561	$219,216	9.3%	$213,087

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2009, the Group’s market capitalization for its outstanding common stock was $118.2 million ($4.88 per share).
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
RISK MANAGEMENT
Background
The Group’s risk management policies are established by its Board of Directors (the “Board”), implemented by management, through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk Management Committee (RMC). The Group has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
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
The Group’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Group complies with the guidelines established by Board approved policies. The Board has delegated the management of this risk to the Asset and Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Group is within the parameters established in the policies adopted by the Board.
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
Each quarter, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
(1)	using a static balance sheet as the Group had on the simulation date, and

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2009, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)
+ 200 Basis points	$12,019	8.75%	$11,872	8.36%

+ 100 Basis points	$7,783	5.66%	$8,017	5.65%

- 100 Basis points	$(18,845)	-13.71%	$(17,405)	-12.26%

- 200 Basis points	$(30,442)	-22.15%	$(26,067)	-18.36%

Future net interest income could be affected by the Group’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and its structured repurchase agreements and advances from the FHLB. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Group’s assets and liabilities, the maturity and the re-pricing frequency of the liabilities has been extended to longer terms. The concentration of long-term fixed rate securities has also been reduced.
The Group uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates beyond management’s control. The following summarizes strategies, including derivative activities, used by the Group in managing interest rate risk:
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fixed rate to better match the re-pricing nature of these borrowings. There were no outstanding interest rate swaps as of March 31, 2009 or December 31, 2008.
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
At March 31, 2009 and December 31, 2008, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $3.1 million, and $12.8 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $6.5 million and $16.6 million, respectively, recorded in deposits.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $501.2 million in non-government agency pass-through collateralized mortgage obligations and $133.8 in structured credit investments that are considered of a higher credit risk than agency securities.
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
Effective liquidity management requires the Group to have sufficient cash available at all times to meet its financial commitments, finance planned growth and have a reasonable safety margin for normal as well as unexpected cash needs. ALCO is responsible for managing the Group’s liquidity risk in accordance with the policies adopted by the Board. In discharging its liquidity risk management obligations, ALCO approves operating and contingency procedures and monitors their implementation. The Group’s Treasurer and Chief Investment Officer is responsible for the implementation of the liquidity risk management policies adopted by the Board and of the operating and contingency procedures adopted by ALCO, and for monitoring the Group’s liquidity position on an ongoing basis. Using measures of liquidity developed by the Group’s Treasury Division under several different scenarios, the Treasury Division reviews the Group’s liquidity position on a daily basis whereas ALCO and the Board review is monthly.
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities, (ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. As of March 31, 2009, the Group had approximately $221.8 million in investment securities and $392.8 million in mortage loans available to cover liquidity needs.
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

The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes, and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the RMC.
The Group is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function, headed by a Compliance and Risk Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance program.
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
The Commonwealth of Puerto Rico government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and the Governor signed, laws to reduce spending, including public-sector employment by 10% (approximately 30,000 jobs), raise revenues through selective tax increases, and stimulate the economy. It is not possible to determine the impact on the economy of these measures at this time.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2009.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed under Item 1A to Part 1 of the Group’s annual report on Form 10-K for the year ended December 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)	None

b)	Not applicable

c)	Purchases of equity securities by the issuer and affiliated purchasers.
On July 27 2007, the Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares. There were no purchases of equity securities under this repurchase program during the quarter ended March 31, 2009. The approximate dollar value of shares that may yet be repurchased under the plan amounts to $11.3 million at March 31, 2009.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: May 8, 2009
José Rafael Fernández
President	and Chief Executive Officer

By:	/s/ Norberto González	Dated: May 8, 2009
Norberto González
Executive Vice President and Chief Financial Officer