Form 10-Q
period 2009-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2009-08-10
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
24,230,843 common shares ($1.00 par value per share)
outstanding as of July 31, 2009

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

PART — I FINANCIAL INFORMATION
ITEM
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$307,062	$66,372

Investments:
Trading securities, at fair value with amortized cost of $888 (December 31, 2008 - $255)	904	256

Investment securities available-for-sale, at fair value with amortized cost of $5,064,700 (December 31, 2008 - $4,052,574)
Securities pledged that can be repledged	4,494,030	3,790,733
Other investment securities	456,490	133,474

Total investment securities available-for-sale	4,950,520	3,924,207

Other Investments	150	150

Federal Home Loan Bank (FHLB) stock, at cost	19,937	21,013

Total investments	4,971,511	3,945,626

Securities sold but not yet delivered	360,764	834,976

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	40,886	26,562
Loans receivable, net of allowance for loan losses of $16,718 (December 31, 2008 - $14,293)	1,146,188	1,192,550

Total loans, net	1,187,074	1,219,112

Accrued interest receivable	37,785	43,914
Deferred tax asset, net	25,756	28,463
Premises and equipment, net	20,706	21,184
Foreclosed real estate	9,174	9,162
Investment in equity indexed options	2,412	12,801
Other assets	28,060	23,926

Total assets	$6,950,304	$6,205,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$682,387	$453,690
Savings accounts	62,615	50,152
Certificates of deposit	1,107,444	1,281,458

Total deposits	1,852,446	1,785,300

Borrowings:
Federal funds purchased and other short term borrowings	27,748	29,193
Securities sold under agreements to repurchase	3,757,510	3,761,121
Advances from FHLB	281,718	308,442
FDIC-guaranteed term notes	105,834	—
Subordinated capital notes	36,083	36,083

Total borrowings	4,208,893	4,134,839

Securities purchased but not yet received	497,360	398
Accrued expenses and other liabilities	31,971	23,682

Total liabilities	6,590,670	5,944,219

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,739,397 shares issued; 24,229,755 shares outstanding (December 31, 2008 - 25,739,397; 24,297,132)	25,739	25,739
Additional paid-in capital	212,962	212,625
Legal surplus	48,771	43,016
Retained earnings	131,154	51,233
Treasury stock, at cost 1,509,642 shares (December 31, 2008 - 1,442,265 shares)	(17,152)	(17,109)
Accumulated other comprehensive loss, net of tax of $4,165 (December 31, 2008 - $6,004)	(109,840)	(122,187)

Total stockholders’ equity	359,634	261,317

Total liabilities and stockholders’ equity	$6,950,304	$6,205,536

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(In thousands, except per share data)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$18,707	$19,682	$37,027	$39,510
Mortgage-backed securities	51,721	47,765	102,429	87,266
Investment securities and other	11,623	17,711	26,526	40,483

Total interest income	82,051	85,158	165,982	167,259

Interest expense:
Deposits	14,149	12,265	27,972	24,694
Securities sold under agreements to repurchase	27,929	40,208	63,728	80,448
Advances from FHLB and other borrowings	3,075	3,716	6,171	7,537
FDIC-guaranteed term notes	1,021	—	1,133	—
Subordinated capital notes	389	534	825	1,236

Total interest expense	46,563	56,723	99,829	113,915

Net interest income	35,488	28,435	66,153	53,344
Provision for loan losses	3,650	1,980	6,850	3,630

Net interest income after provision for loan losses	31,838	26,455	59,303	49,714

Non-interest income:
Financial service revenues	3,285	4,500	6,399	8,740
Banking service revenues	1,602	1,395	2,995	2,922
Investment banking revenues (losses)	8	12	(4)	750
Mortgage banking activities	2,806	545	4,959	1,551

Total banking and financial service revenues	7,701	6,452	14,349	13,963

Excess of amortized cost over fair value on other-than-temporarily impaired securities	(62,594)	—	(62,594)	—
Non-credit related unrealized loss on securities recognized in other comprehensive income	58,178	—	58,178	—

Credit-related other-than-temporary impairments on securities	(4,416)	—	(4,416)	—
Net gain (loss) on:
Sale of securities	10,520	198	20,860	9,522
Derivatives	19,408	228	19,842	(7,575)
Trading securities	12,959	16	12,932	(1)
Foreclosed real estate	(136)	(260)	(298)	(510)
Other investments	11	16	24	116
Other	4	—	4	(1)

Total non-interest income, net	46,051	6,650	63,297	15,514

Non-interest expenses:
Compensation and employees’ benefits	8,020	7,824	15,744	15,539
Occupancy and equipment	3,758	3,365	7,247	6,652
Insurance	3,472	579	4,287	1,181
Professional and service fees	2,394	2,267	5,002	4,147
Advertising and business promotion	1,028	836	2,232	1,910
Taxes, other than payroll and income taxes	649	607	1,295	1,218
Electronic banking charges	596	396	1,136	814
Communication	402	325	781	650
Loan servicing expenses	388	339	771	670
Directors and investor relations	332	303	681	581
Other	1,175	1,239	2,311	2,448

Total non-interest expenses	22,214	18,080	41,487	35,810

Income before income taxes	55,675	15,025	81,113	29,418
Income tax expense (benefit)	4,761	598	5,451	(1,857)

Net income	50,914	14,427	75,662	31,275
Less: Dividends on preferred stock	(1,200)	(1,200)	(2,401)	(2,401)

Income available to common shareholders	$49,714	$13,227	$73,261	$28,874

Income per common share:
Basic	$2.05	$0.54	$3.02	$1.19

Diluted	$2.04	$0.54	$3.02	$1.19

Average common shares outstanding	24,303	24,290	24,274	24,227
Average potential common shares-options	15	94	6	110

Average diluted common shares outstanding	24,318	24,384	24,280	24,337

Cash dividends per share of common stock	$0.04	$0.14	$0.08	$0.28

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Six-Month Period Ended June 30,
	2009	2008
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred Stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,739	25,557
Stock options exercised	—	179

Balance at end of period	25,739	25,736

Additional paid-in capital:
Balance at beginning of period	212,625	210,073
Stock-based compensation expense	337	252
Stock options exercised	—	1,957

Balance at end of period	212,962	212,282

Legal surplus:
Balance at beginning of period	43,016	40,573
Transfer from retained earnings	5,755	2,960

Balance at end of period	48,771	43,533

Retained earnings:
Balance at beginning of period	51,233	45,296
Cumulative effect on initial adoption of FAS 115-2, net of tax	14,359	—
Net income	75,662	31,275
Cash dividends declared on common stock	(1,944)	(6,804)
Cash dividends declared on preferred stock	(2,401)	(2,401)
Transfer to legal surplus	(5,755)	(2,960)

Balance at end of period	131,154	64,406

Treasury stock:
Balance at beginning of period	(17,109)	(17,023)
Stock used to match defined contribution plan 1165(e)	139	121
Stock purchased	(182)	(234)

Balance at end of period	(17,152)	(17,136)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(122,187)	(13,015)
Cumulative effect on initial adoption of FAS 115-2, net of tax	(14,359)	—
Other comprehensive income (loss), net of tax	26,706	(82,639)

Balance at end of period	(109,840)	(95,654)

Total stockholders’ equity	$359,634	$301,167

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME

Net income	$50,914	$14,427	$75,662	$31,275

Other comprehensive income (loss):

Unrealized gain (loss) on securities available-for-sale arising during the period	(4,885)	(51,649)	44,989	(79,685)
Realized gain on investment securities available-for-sale included in net income	(10,520)	(198)	(20,860)	(9,522)
Excess of amortized cost over fair value on other-than-temporarily impaired securities	62,594	—	62,594	—
Non-credit related unrealized loss on securities	(58,178)	—	(58,178)	—
Income tax effect related to unrealized loss (gain) on securities available-for-sale	2,340	4,156	(1,839)	6,568

Other comprehensive income (loss) for the period	(8,649)	(47,691)	26,706	(82,639)

Comprehensive income (loss)	$42,265	$(33,264)	$102,368	$(51,364)

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Six-Month Period Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$75,662	$31,275

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	91	(214)
Amortization of premiums, net of accretion of discounts	5,084	31
Credit-related other-than-temporary impairments on securities	4,416	—
Depreciation and amortization of premises and equipment	3,047	2,613
Deferred income tax expense (benefit)	868	(319)
Provision for loan losses	6,850	3,630
Common stock used to match defined contribution plan 1165(e)	139	121
Stock-based compensation	337	252
Servicing asset capitalized, net	(3,115)	(805)
(Gain) loss on:
Sale of securities available-for-sale	(20,860)	(9,522)
Sale of mortgage loans	(1,844)	(746)
Derivatives	(19,842)	7,575
Sale of foreclosed real estate	298	510
Sale of premises and equipment	(4)	1
Originations and purchases of loans held-for-sale	(116,581)	(74,265)
Proceeds from sale of loans held-for-sale	64,993	20,918
Net decrease (increase) in:
Trading securities	(648)	(189)
Accrued interest receivable	6,129	9,473
Other assets	(3,712)	(11,219)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,451)	604
Other liabilities	8,370	(3,332)

Net cash provided by (used in) operating activities	8,227	(23,608)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(5,168,019)	(2,790,964)
Equity options	(2,965)	(1,729)
FHLB stock	(13,355)	(7,089)
Maturities and redemptions of:
Investment securities available-for-sale	2,399,362	1,396,359
Investment securities held-to-maturity	—	254,978
Other investments	—	1,511
FHLB stock	14,431	5,685
Proceeds from sales of:
Investment securities available-for-sale	2,815,099	943,134
Foreclosed real estate	4,561	2,466
Premises and equipment	92	14
Origination and purchase of loans, excluding loans held-for-sale	(44,219)	(84,597)
Principal repayments of loans	59,316	63,977
Additions to premises and equipment	(2,657)	(2,227)

Net cash provided by (used in) investing activities	61,646	(218,482)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	79,449	260,671
Securities sold under agreements to repurchase	—	(50,023)
Federal funds purchased and other short term borrowings	(1,445)	14,123
Proceeds from:
Issuance of FDIC-guaranted term notes	105,000	—
Advances from FHLB	761,380	294,750
Exercise of stock options	—	2,136
Repayments of advances from FHLB	(788,080)	(294,750)
Purchase of treasury stock	(182)	(234)
Termination of derivative instruments	19,040	(7,875)
Dividends paid on common and preferred stock	(4,345)	(9,205)

Net cash provided by financing activities	170,817	209,593

Net change in cash and due from banks	240,690	(32,497)
Cash and due from banks at beginning of period	66,372	88,983

Cash and due from banks at end of period	$307,062	$56,486

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$101,279	$113,311

Income tax paid	$—	$37

Mortgage loans securitized into mortgage-backed securities	$61,676	$29,836

Securities sold but not yet delivered	$360,764	$—

Securities purchased but not yet received	$497,360	$23,103

Transfer from loans to foreclosed real estate	$4,871	$3,675

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements include all adjustments necessary, all of which are of normal recurring nature, to present fairly the consolidated statement of financial condition as of June 30, 2009, and December 31, 2008, and the consolidated results of operations and cash flows for the quarters and six-month periods ended June 30, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in the Group’s 2008 annual report on Form 10-K.
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

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if the conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio.
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
Included in the review of individual loans are those that are impaired, as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, “Accounting for Contingencies”, as amended, and loans that are recorded at fair value or at the lower of cost or market. The Group measures for impairment all commercial loans over $250 thousand and over 90-days past-due. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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
Basis of Fair Value Measurement
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position, in accordance with FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP FAS 115-1). In June 2009, the Group adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Group’s intent to not sell the security or whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term other than temporary impairments is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”
Factors considered in determining whether a loss is temporary include:
•	the length of time to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions.

The Group’s review for impairment generally entails:
•	intent to sell the debt security;

•	if it is more likely than not that the entity will be required to sell the debt securities before the anticipated recovery;

•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.
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
The following assumptions were used in estimating the fair value of the options granted:

	Six-Month Period Ended
	June 30,
	2009	2008
Weighted Average Assumptions:
Dividend yield	4.74%	4.40%
Expected volatility	36.14%	31.86%
Risk-free interest rate	4.40%	4.33%
Expected life (in years)	8.5	8.5

The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss), net of income tax, as of June 30, 2009 and December 31, 2008 consisted of:

	June, 30	December 31,
	2009	2008
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(11,037)	$(128,191)
Unrealized loss on securities available-for-sale which a portion of other-than-temporary impairment has been recorded in earnings	(102,968)	—
Tax effect of accumulated other comprehensive income	4,165	6,004

	$(109,840)	$(122,187)

Subsequent Events
Subsequent to June 30, 2009, as part of its general banking and asset and liability management strategies, the Group executed a $200 million deleverage of its balance sheet at the holding company level by terminating certain repurchase agreements at a cost of approximately $17.5 million (before income taxes). Subsequent events have been evaluated through August 7, 2009, when the Financial Statements were available to be issued.
Recent Accounting Developments
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
FSP FAS 157-4, issued by the FASB in April 2009, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The Group adopted FSP FAS 157-4 effective April 1, 2009 and complied with its guidance in determining the fair value of its securities at June 30, 2009.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”
FSP FAS 115-2 and FAS 124-2, issued by the FASB in April 2009, amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSP do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP requires that for securities that are not expected to be sold, the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the non-credit related portion is recognized in other comprehensive loss. The Group adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009. As a result of its adoption, a net other than temporary impairment loss of $4.4 million was recognized in earnings and $58.2 million non-credit related impairment unrealized loss was recognized in other comprehensive loss. Also in accordance with the FSP, the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in 2008. The reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and accumulated other comprehensive loss.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”
FSP FAS 107-1 and APB 28-1, issued by the FASB in April 2009, amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These FSP also amend APB Opinion No. 28, Interim Financial Reporting, requiring to (a) disclose in the body or in the accompanying notes of its financial statements for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, (b) disclose in the notes, fair value information presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position and (c) disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. The provisions and disclosures of FSP FAS 107-1 and APB 28-1 were adopted, as required, effective for the period ended June 30, 2009.
FAS 165 “Subsequent Events”
In May 2009, the FASB issued FAS 165 which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted the new disclosure requirements in our June 30, 2009 condensed consolidated financial statements.
FAS 166, “Accounting for Transfers of Financial Assets” and FAS 167, “Amendments to FASB Interpretation No. 46(R)”
In June 2009, FASB issued FAS 166 and FAS 167, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities". Both Statements 166 and 167 will be effective January 1, 2010 for companies reporting earnings on a calendar-year basis. The Group anticipates that adoption of FAS 166 and 167 will not have a material impact on the Group’s consolidated financial statements.
FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”
FAS 168, issued by the FASB in June 2009, amends FAS 162, “The Hierarchy of Generally Accepted Accounting Principles, to modify the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative”. The provisions of FAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to affect the Group’s statements of financial condition and operations.
NOTE 2 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2009, and December 31, 2008, cash equivalents included as part of cash and due from banks amounted to $210.2 million and $52.0 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of June 30, 2009, and December 31, 2008, were as follows:

	June 30, 2009 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Obligations of US Government sponsored agencies	$929,902	$3,708	$12,364	$921,246	3.48%
Puerto Rico Government and agency obligations	71,565	5	8,589	62,981	5.37%
Structured credit investments	176,980	3,355	36,512	143,823	3.11%

Total investment securities	1,178,447	7,068	57,465	1,128,050

FNMA and FHLMC certificates	2,727,646	44,779	3,960	2,768,465	5.03%
GNMA certificates	250,929	7,894	102	258,721	4.90%
CMOs issued by US Government sponsored agencies	312,716	6,413	39	319,090	5.23%
Non-agency collateralized mortgage obligations	594,962	—	118,768	476,194	5.87%

Total mortgage-backed-securities and CMOs	3,886,253	59,086	122,869	3,822,470

Total securities available-for-sale	$5,064,700	$66,154	$180,334	$4,950,520	4.79%

	December 31, 2008 (In thousands)
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

Available-for-sale
Obligations of US Government sponsored agencies	$941,144	$7,172	$6,400	$941,916	5.37%
Puerto Rico Government and agency obligations	91,599	597	9,307	82,889	5.40%
Structured credit investments	176,127	3,469	43,415	136,181	6.18%

Total investment securities	1,208,870	11,238	59,122	1,160,986

FNMA and FHLMC certificates	1,521,428	25,527	205	1,546,750	5.51%
GNMA certificates	332,071	4,206	496	335,781	5.76%
CMOs issued by US Government sponsored agencies	352,579	202	1,755	351,026	5.34%
Non-agency collateralized mortgage obligations	637,626	—	107,962	529,664	8.49%

Total mortgage-backed-securities and CMOs	2,843,704	29,935	110,418	2,763,221

Total securities available-for-sale	$4,052,574	$41,173	$169,540	$3,924,207	5.90%

The amortized cost and fair value of the Group’s investment securities available-for-sale at June 30, 2009, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In thousands)
	Available-for-sale
	Amortized Cost	Fair Value
Investment securities
Due less than 1 year	$338,978	$338,978
Due after 5 to 10 years	229,206	220,795
Due after 10 years	610,263	568,277

	1,178,447	1,128,050

Mortgage-backed securities
Due after 5 to 10 years	20,164	20,634
Due after 10 years	3,866,089	3,801,836

	3,886,253	3,822,470

	$5,064,700	$4,950,520

Keeping with the Group’s investment strategy, during the six-month period ended June 30, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sales of transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the six-month period ended June 30, 2009, the Group sold $932.3 million of discount notes with minimal aggregate gross gains of approximately $162 thousand and sold $739.9 million of discounted notes with minimal aggregate gross losses of approximately $13 thousand.
The table below presents an analysis of the gross realized gains and losses by category for the six month periods ended June 30, 2009 and 2008:

Six-Month Period Ended June 30, 2009 (In thousands)
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses

Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$90,000	$90,612	$90,000	$90,000	$—	$—
Obligations of U.S. Government sponsored agencies	1,672,285	1,673,089	1,672,230	1,672,081	162	13

Total investment securities	1,762,285	1,763,701	1,762,230	1,762,081	162	13

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	783,722	797,092	730,841	716,588	14,253	—
GNMA certificates	68,406	69,092	69,090	69,042	48	—
CMOs issued by U.S. Government sponsored agencies	330,000	330,938	336,994	330,584	6,410	—

Total mortgage-backed securities and CMOs	1,182,128	1,197,122	1,136,925	1,116,214	20,711	—

Total	$2,944,413	$2,960,823	$2,899,155	$2,878,295	$20,873	$13

Six-month period ended June 30, 2008 (In thousands)
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$1,830	$1,843	$1,862	$1,804	$58	$—
Obligations of U.S. Government sponsored agencies	709,300	708,957	718,291	709,070	9,221	—

Total investment securities	711,130	710,800	720,153	710,874	9,279	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	250,287	250,506	198,348	198,229	119	—
GNMA certificates	24,958	26,440	24,633	24,509	124	—

Total mortgage-backed securities and CMOs	275,245	276,946	222,981	222,738	243	—

Total	$986,375	$987,746	$943,134	$933,612	$9,522	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009, and December 31, 2008.
June 30, 2009
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value

FNMA and FHLMC certificates	$850,769	$3,935	$846,834
Obligations of US Government sponsored agencies	390,924	12,364	378,560
Structured credit investments	29,458	302	29,156
GNMA certificates	10,190	46	10,144
CMOs issued by US Government sponsored agencies	4,536	39	4,497

	1,285,877	16,686	1,269,191

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value

FNMA and FHLMC certificates	950	25	925
Non-agency collaterized mortgage obligations	594,963	118,768	476,195
Structured credit investments	122,173	36,210	85,963
Puerto Rico Government and agency obligations	71,183	8,589	62,594
GNMA certificates	4,325	56	4,269

	793,594	163,648	629,946

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value

FNMA and FHLMC certificates	851,719	3,960	847,759
Non-agency collaterized mortgage obligations	594,963	118,768	476,195
Obligations of US Government sponsored agencies	390,924	12,364	378,560
Structured credit investments	151,631	36,512	115,119
Puerto Rico Government and agency obligations	71,183	8,589	62,594
GNMA certificates	14,515	102	14,413
CMOs issued by US Government sponsored agencies	4,536	39	4,497

	$2,079,471	$180,334	$1,899,137

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

The Group adopted the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2 and as more fully described below, in the second quarter of 2009 a $4.4 million net credit-related impairment loss was recognized in earnings and a $58.2 million noncredit-related impairment loss was recognized in other comprehensive income for two non-agency collateralized mortgage obligation pools not expected to be sold. Major inputs to measure the amount related to the credit loss includes 16.16% of default rate, 35% severity, and 11.41% prepayment rate. Also in accordance with FSP FAS 115-2 and FAS 124-2, the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008. This reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of this non-agency collateralized mortgage obligation pool for which an other-than-temporary impairment loss was recognized in the third quarter of 2008 was adjusted by the amount of the cumulative effect adjustment. These other-than-temporary impairment losses do not have income tax effect becuase the impaired securities are held in the Group’s IBE, and potential recoveries of these losses, if any, are expected to occur in a period in which the income earned by IBE, would be 100% exempt from income taxes.
Non-agency collateralized mortgage obligations amortized cost includes $72.5 million of non-credit related unrealized losses included in accumulated other comprehensive income (loss). Subsequent changes in fair value of securities that has been other-than-temporarily impaired are included as part of unrealized gain (loss) on securities available-for-sale in the unaudited statement of comprehensive income.

The following table summarizes other-than-temporary impairment losses on securities for the quarter and six-month period ended June 30, 2009:

Quarter and six-month period ended
June 30, 2009
Non-credit related unrealized
		loss on securities	Credit-related
		recognized in	other-than-
	Excess of amortized cost over	other	temporary
	fair value on other-than-temporarily	comprehensive	impairment
	impaired securities	income	on securities

Mortgage-backed securities and CMO’s
Non-agency collateralized mortgage obligations	$(62,594)	$58,178	$(4,416)
The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Quarter ended
June 30, 2009
(In thousands)

Balance at the beginning of the period:	$—
Credit-related impairment loss on securities for which an other-than-temporary impairment was previously recognized on adoption of FSP FAS 115-2	21,080
Credit-related impairment loss on securities for which an other-than-temporary impairment was not previously recognized	4,416

Balance at the end of the period	$25,496

During the second quarter of 2009, a $4.4 million credit-related impairment loss was recognized in earnings for two non-agency collateralized mortgage obligation pools not expected to be sold. In accordance with FSP FAS 15-2 and FAS 124-2, the anticipated cash flows expected to be collected from this debt security were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for the security. Significant inputs included estimated cash flows, defaults and recoveries. Estimated cash flows are generated based on the underlying seniority status and subordination structure of the tranche at the time of measurement. Default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors. All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms. The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche. This ratio was then multiplied by the principal balance of the security to determine the credit-related impairment loss.

At June 30, 2009, the Group’s available-for-sale investment securities portfolio included approximately $595.0 million (amortized cost) in non-agency collateralized mortgage obligations with unrealized losses of approximately $118.8 million. The Group constantly monitors such non-agency mortgage-backed securities to measure the collateral performance and gauge trends for these positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions. This assessment is made using a cash flow model that estimates the cash flows on the underlying mortgages, based on the security-specific collateral and deal structure, and also includes inputs such as constant default rates, prepayment rates, and loss severity. The cash flows estimated by the model are distributed through the different tranches of each security, considering subordination for the different tranches. The model results as of June 30, 2009 show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities, except for the three non-agency CMO’s which are considered to be impaired (two in the second quarter of 2009 and one in the third quarter of 2008) and measured based on the new guidelines established in FSP FAS 115-2 and FAS 124-2 as discussed above. Therefore, the rest of the securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
At June 30, 2009, the Group held structured credit investments amounting to $177.0 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $33.2 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs). At June 30, 2009, the Group estimated that it will recover all interest and principal for the Group’s specific tranches of these securities. This assessment is based on an analysis in which the credit quality of the Group’s positions was evaluated through a determination of the expected losses on the underlying collateral. The losses on the underlying corporate pools were inferred by observations on the credit spreads of the reference entities or market quotes used to derive the credit spreads. The spreads of the portfolios were converted to loss probabilities, and these were applied to a cash flow model that provided estimated projected losses for each security. The model results as of June 30, 2009 show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
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
Other securities in an unrealized loss position at June 30, 2009 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at June 30, 2009, are also temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At June 30, 2009, the Group does not have the intent to sell these investments in unrealized loss position.
NOTE 3 — PLEDGED ASSETS
At June 30, 2009, residential mortgage loans amounting to $591.9 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $4.382 billion, $90.5 million, and $21.2 million at June 30, 2009, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $115 thousand at June 30, 2009, were pledged to the Puerto Rico Treasury Department.
As of June 30, 2009, investment securities available-for-sale not pledged amounted to $456.5 million. As of June 30, 2009, mortgage loans not pledged amounted to $392.0 million.

NOTE 4 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at June 30, 2009, and December 31, 2008, was as follows:

	(In thousands)
	June 30, 2009	December 31, 2008

Loans secured by real estate:
Residential mortgage loans	$924,567	$976,569
Home equity loans, secured personal
loans and others	21,872	23,507
Commercial	158,398	145,377
Deferred loan fees, net	(3,496)	(3,197)

	1,101,341	1,142,256

Other loans:
Commercial	40,738	41,700
Personal consumer loans and credit lines	20,982	23,054
Deferred loan fees, net	(155)	(167)

	61,565	64,587

Loans receivable	1,162,906	1,206,843
Allowance for loan losses	(16,718)	(14,293)

Loans receivable, net	1,146,188	1,192,550
Mortgage loans held-for-sale	40,886	26,562

Total loans, net	$1,187,074	$1,219,112

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
While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Group’s control. Refer to Table 4 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details related to the changes in the allowance for loan losses for the quarters and six-month periods ended June 30, 2009 and 2008.
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At June 30, 2009, and December 31, 2008, the total balance of impaired commercial loans was $6.4 million and $4.6 million, respectively. The impaired commercial loans were measured based on the fair value of collateral. The Group’s management determined that impaired loans required a valuation allowance in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” of approximately $380 thousand and $1.9 million at June 30, 2009 and December 31, 2008, respectively.

NOTE 5 — OTHER ASSETS
Other assets at June 30, 2009, and December 31, 2008 consist of the following:

	(In thousands)
	June 30, 2009	December 31, 2008

Prepaid expenses	$7,605	$3,433
Servicing asset	5,242	2,819
Debt issuance costs	4,146	900
Mortgage tax credits	3,819	5,047
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Derivative asset	422	—
Accounts receivable and other assets	3,734	8,635

	$28,060	$23,926

NOTE 6 — BORROWINGS
     Short Term Borrowings
At June 30, 2009, short term borrowings amounted to $27.7 million (December 31, 2008 — $29.2 million) which mainly consist of federal funds purchased with a weighted average rate of 0.70% (December 31, 2008 — 1.49%).
     Securities Sold under Agreements to Repurchase
At June 30, 2009, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At June 30, 2009, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $7.5 million, were as follows:

	(In thousands)
		Fair Value of
	Borrowing	Underlying
	Balance	Collateral

Citigroup Global Markets Inc.	$1,800,000	$2,125,194
Credit Suisse Securities (USA) LLC	1,250,000	1,291,194
UBS Financial Services Inc.	500,000	574,118
JP Morgan Chase Bank NA	100,000	120,919
Merrill Lynch Government Securities Inc.	100,000	113,042

Total	$3,750,000	$4,224,467

The fair value of underlying collateral includes agency-issued investment securities with a fair value of $339.1 million for which the transaction settled after that date. The proceeds from such sale were reinvested after quarter-end in similar quality agency-issued securities, which were then placed as collateral for the corresponding repurchase agreements.
The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparts have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $7.5 million, at June 30, 2009:

	(In thousands)
		Weighted-
		Average	Settlement
Year of Maturity	Borrowing Balance	Coupon	Date	Maturity Date	Next Put Date

2010
	$100,000	4.39%	8/14/2007	8/16/2010	8/14/2009

	100,000

2011
	100,000	4.17%	12/28/2006	12/28/2011	9/28/2009
	350,000	4.23%	12/28/2006	12/28/2011	9/28/2009
	100,000	4.29%	12/28/2006	12/28/2011	9/28/2009
	350,000	4.35%	12/28/2006	12/28/2011	9/28/2009

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	8/9/2009
	100,000	4.50%	8/14/2007	8/14/2012	8/14/2009
	300,000	4.47%	9/13/2007	9/13/2012	9/13/2009
	150,000	4.31%	3/6/2007	12/6/2012	12/7/2009

	900,000

2014
	100,000	4.67%	7/27/2007	7/27/2014	1/27/2010

	100,000

2017	250,000	0.25%	3/2/2007	3/2/2017	9/2/2009
	500,000	4.46%	3/2/2007	3/2/2017	9/2/2009
	1,000,000	0.00%	3/6/2007	3/6/2017	9/6/2009

	1,750,000

	$3,750,000	2.93%

The structured repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for September 2009.
Advances from the Federal Home Loan Bank
During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at June 30, 2009:

	(In thousands)
		Weighted-
		Average	Settlement
Year of Maturity	Borrowing Balance	Coupon	Date	Maturity Date	Next Put Date

2012
	$25,000	4.37%	5/4/2007	5/4/2012	8/5/2009
	25,000	4.57%	7/24/2007	7/24/2012	7/24/2009
	25,000	4.26%	7/30/2007	7/30/2012	7/30/2009
	50,000	4.33%	8/10/2007	8/10/2012	8/10/2009
	100,000	4.09%	8/16/2007	8/16/2012	8/16/2009

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	8/8/2009
	30,000	4.22%	5/11/2007	5/11/2014	8/13/2009

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred above with put dates up to August 5, 2009 were put by the counterparty at their corresponding put dates.

Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at June 30, 2009, and December 31, 2008.
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
The proceeds from these issuances were used by the Statutory Trust I and the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The call provision of the subordinated capital note purchased by the Statutory Trust I was exercised by the Group in December 2006. The other subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.56% at June 30, 2009; 4.82% at December 31, 2008), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date September 2009). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
Temporary Liquidity Guarantee Program
The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.3 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost has been deferred and is being amortized over the term of the notes.
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

During the six-month period ended June 30, 2009 and 2008, gains of $19.8 million and a loss of $7.6 million, respectively, were recognized and reflected as “Derivatives Activities” in the unaudited consolidated statements of operations. The gains of $19.8 million were mainly due to interest-rate swap contracts that the Group entered into in April and May 2009 to manage the Group’s interest rate risk exposure for a total notional amount of $1.0 billion, which were terminated before June 30, 2009. The loss in the previous year six-month period was mainly due to an interest-rate swap contract that the Group entered into to manage the Group’s interest rate risk exposure with a notional amount of $500 million. Such contract was terminated in January 2008, resulting in a loss to the Group of approximately $7.9 million.
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
There were no derivatives designated as a hedge as of June 30, 2009 and December 31, 2008. At June 30, 2009, and December 31, 2008, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $2.4 million (notional amount of $147.5 million) and $12.8 million (notional amount of $155.4 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $5.8 million (notional amount of $140.4 million) and $16.6 million (notional amount of $149.8 million), respectively. Also, at June 30, 2009, the Group has an outstanding forward sale of when-issued securities (4% FNMA TBA mortgage backed security), entered as part of its asset and liability management program, with a notional amount of $300 million which were sold at a fixed price, as committed, in July 2009. The fair value of this instrument amounted to $422 thousand at June 30, 2009 and it is included as part of other assets in the unaudited consolidated statement of financial condition.
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% and 39% as of June 30, 2009 and 2008, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies will be subject to an additional five percent (5%) surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously exempt, will be subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing. Income tax expense for the six-month period ended June 30, 2009 includes approximately $2.0 millions related to these tax impositions.
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

Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Total gross deferred tax asset at June 30, 2009 amounts to $25.8 million. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of June 30, 2009, a valuation allowance of approximately $1.1 million was recorded to offset deferred tax asset that the Group believes it is more likely that would not be realized in future periods.
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
The total amount of gross unrecognized tax benefits as of the date of adoption that would affect the effective tax rate was $5.8 million. The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. For the six-month period ended June 30, 2009, $325 thousand in unrecognized tax losses  expired due to statute of limitation (six-month period ended June 30, 2008 — $2.4 million in unrecognized tax benefits). The balance of unrecognized tax benefits at June 30, 2009 was $4.3 million (December 31, 2008 — $4.0 million). The tax periods ended June 30, 2005, December 31, 2005, 2006, 2007, and 2008, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. The Group had accrued $1.8 million at June 30, 2009 (December 31, 2008-$1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits. On January 13, 2009, $325 thousand in unrecognized tax losses expired due to statute of limitation. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2009.
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
The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are not trading actively in the current market; accordingly, they do not exhibit readily observable prices. Based on their valuation methodology, such investments are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, delinquency, and loss rates. The assumptions used are drawn from a combination of internal and external data sources. A third-party valuation of these investments (external-based valuation), is obtained at least on a quarterly basis and is used by management as a benchmark to evaluate the adequacy of the cash flow model and the reasonableness of the assumptions and fair value estimates developed internally for the internal-based valuation. The external-based valuations are analyzed and assumptions are evaluated by management and incorporated in the internal-based valuation model.
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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	June 30, 2009
	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3

Investment securities available-for-sale	$—	$4,330,503	$620,017
Money market investments	210,156	—	—
Derivative asset	—	422	2,412
Derivative liability	—	—	(5.762)

	$210,156	$4,330,925	$616,667

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and six-month period ended June 30, 2009:

	Total Fair Value Measurements			Total Fair Value Measurements
	(Quarter ended June 30, 2009)			(Six-month period ended June 30, 2009)
Level 3 Instruments Only	Investment			Investment
	securities	Derivative	Derivative	securities	Derivative	Derivative
(In thousands)	available-for-sale	asset	liability	available-for-sale	asset	liability

Balance at beginning of period	$635,058	$3,052	$(6,513)	$665,845	$12,801	$(16,588)
Gains (losses) included in earnings	(4,416)	(559)	506	(4,416)	(10,676)	11,057
Gains (losses) included in other comprehensive income	1,328	—	—	(11,474)	—	—
New instruments acquired	—	2,385	(1,951)	—	3,332	(2,849)
Principal repayments and amortization	(26,312)	(2,044)	2,196	(44,297)	(2,623)	2,618
Adoption of FSP SFAS 115-2	14,359	—		14,359	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at end of period	$620,017	2,834	$(5,762)	$620,017	2,834	$(5,762)

The table below presents a detail of investment securities available-for-sale classified as level 3 at June 30, 2009:

	June 30, 2009 (In thousands)
	Amortized	Unrealized		Weighted	Principal
Type	Cost	Losses	Fair Value	Average Yield	Protection

Non-agency collateralized mortgage obligations

Prime Collateral	$188,922	$37,303	$151,619	6.00%	4.85%
Prime Collateral	172,332	20,875	151,457	6.00%	4.85%
Alt-A Collateral	124,712	44,790	79,922	5.35%	10.63%
Prime Collateral	23,787	3,044	20,743	6.21%	9.95%
Prime Collateral	22,537	2,440	20,097	6.11%	4.61%
Prime Collateral	21,724	3,973	17,751	5.61%	6.90%
Prime Collateral	20,940	3,742	17,198	5.83%	10.20%
Prime Collateral	20,008	2,601	17,407	6.43%	4.10%

	594,962	118,768	476,194	5.87%

Structured credit investments

CDO	115,259	9,667	105,592	2.56%	3.81%
CDO	25,548	10,920	14,628	5.80%	7.42%
CLO	15,000	4,618	10,382	3.03%	7.48%
CLO	11,973	5,005	6,968	2.66%	26.18%
CLO	9,200	2,947	6,253	2.93%	22.44%

	176,980	33,157	143,823	3.09%

	$771,942	$151,925	$620,017	5.23%

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Group.
The estimated fair value is subjective in nature and involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of the retail deposits, and premises and equipment.

The estimated fair value and carrying value of the Group’s financial instruments at June 30, 2009 and December 31, 2008 is as follows:

	(In thousands)
	June 30,		December 31,
	2009		2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$307,062	$307,062	$66,372	$66,372
Trading securities	904	904	256	256
Investment securities available-for-sale	4,950,520	4,950,520	3,924,207	3,924,207
FHLB stock	19,937	19,937	21,013	21,013
Securities sold but yet not delivered	360,764	360,764	834,976	834,976
Total loans (including loans held-for-sale)	1,186,908	1,187,074	1,216,398	1,219,112
Investment in equity indexed options	2,412	2,412	12,801	12,801
Accrued interest receivable	37,785	37,785	43,914	43,914
Derivative asset	422	422	—	—

Financial Liabilities:
Deposits	1,855,593	1,852,446	1,789,309	1,785,300
Securities sold under agreements to repurchase	4,039,380	3,757,510	4,016,479	3,761,121
Advances from FHLB	301,251	281,718	333,906	308,442
Subordinated capital notes	36,083	36,083	36,083	36,083
Federal funds purchased and other short term borrowings	27,748	27,748	29,193	29,193
Securities and loans purchased but not yet received	497,360	497,360	398	398
Accrued expenses and other liabilities	31,971	31,971	23,682	23,682

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2009 and December 31, 2008:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses, other liabilities, term notes and subordinated capital notes have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	The fair value of trading securities, investment securities available-for-sale, and derivative asset is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using either quoted market prices for similar securities, or valuations provided by securities dealers. Investments in FHLB stock are valued at their redemption value.

•	The fair value of loan portfolio (including loans held-for-sale) has been estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, such as mortgage, commercial and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan, which may not result in an exit price.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

•	The fair value of interest rate swaps and equity index option contracts were estimated by management based on the present value of expected future cash flows using discount rates of the swap yield curve. These fair values represent the estimated amount the Group would receive or pay to terminate the contracts taking into account the current interest rates and the current creditworthiness of the counterparties.

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
NOTE 10 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments of business: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the second quarter of 2009 to reallocate expenses from the Banking to the Treasury Segment for a suitable presentation.
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
The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month period ended June 30, 2009 and 2008:

	Unaudited
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)

Quarter Ended June 30, 2009
Interest income	$18,709	$19	$63,323	$82,051	$—	$82,051
Interest expense	(9,240)	—	(37,323)	(46,563)	—	(46,563)

Net interest income	9,469	19	26,000	35,488	—	35,488
Provision for loan losses	(3,650)	—	—	(3,650)	—	(3,650)
Non-interest income (loss)	4,300	3,325	38,426	46,051	—	46,051
Non-interest expenses	(13,226)	(4,566)	(4,422)	(22,214)	—	(22,214)
Intersegment revenue	348	—	—	348	(348)	—
Intersegment expense	—	(295)	(53)	(348)	348	—

Income (loss) before income taxes	$(2,759)	$(1,517)	$59,951	$55,675	$—	$55,675

Total assets as of June 30, 2009	$1,627,447	$8,980	$5,648,349	$7,284,776	$(334,472)	$6,950,304

Quarter Ended June 30, 2008
Interest income	$20,567	$22	$64,569	$85,158	$—	$85,158
Interest expense	(8,322)	—	(48,401)	(56,723)	—	(56,723)

Net interest income	12,245	22	16,168	28,435	—	28,435
Provision for loan losses	(1,980)	—	—	(1,980)	—	(1,980)
Non-interest income	2,589	4,102	(41)	6,650	—	6,650
Non-interest expenses	(14,181)	(2,954)	(945)	(18,080)	—	(18,080)
Intersegment revenue	852	—	—	852	(852)	—
Intersegment expense	—	(702)	(150)	(852)	852	—

Income (loss) before taxes	$(475)	$468	$15,032	$15,025	$—	$15,025

Total assets as of June 30, 2008	$1,573,026	$11,003	$4,768,752	$6,352,781	$(292,602)	$6,060,179

	Unaudited
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)

Six-month period ended June 30, 2009

Interest income	$37,027	$34	$128,921	$165,982	$—	$165,982
Interest expense	(17,553)	—	(82,276)	(99,829)	—	(99,829)

Net interest income	19,474	34	46,645	66,153	—	66,153
Provision for loan losses	(6,850)	—	—	(6,850)	—	(6,850)
Non-interest income	7,683	6,414	49,200	63,297	—	63,297
Non-interest expenses	(28,841)	(7,187)	(5,459)	(41,487)	—	(41,487)
Intersegment revenue	682	—	—	682	(682)	—
Intersegment expense	—	(575)	(107)	(682)	682	—

Income (loss) before income taxes	$(7,852)	$(1,314)	$90,279	$81,113	$—	$81,113

Total assets as of June 30, 2009	$1,627,447	$8,980	$5,648,349	$7,284,776	$(334,472)	$6,950,304

Six-month period ended June 30, 2008

Interest income	$40,391	$58	$126,810	$167,259	$—	$167,259
Interest expense	(18,006)	—	(95,909)	(113,915)	—	(113,915)

Net interest income	22,385	58	30,901	53,344	—	53,344
Provision for loan losses	(3,630)	—	—	(3,630)	—	(3,630)
Non-interest income	5,223	9,057	1,234	15,514	—	15,514
Non-interest expenses	(27,760)	(6,039)	(2,011)	(35,810)	—	(35,810)
Intersegment revenue	1,792	—	—	1,792	(1,792)	—
Intersegment expense	—	(1,450)	(342)	(1,792)	1,792	—

Income (loss) before taxes	$(1,990)	$1,626	$29,782	$29,418	$—	$29,418

Total assets as of June 30, 2008	$1,573,026	$11,003	$4,768,752	$6,352,781	$(292,602)	$6,060,179

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended June 30,			Six months ended June 30,
EARNINGS DATA:	2009	2008	Variance %	2009	2008	Variance %

Interest income	$82,051	$85,158	-3.6%	$165,982	$167,259	-0.8%
Interest expense	46,563	56,723	-17.9%	99,829	113,915	-12.4%

Net interest income	35,488	28,435	24.8%	66,153	53,344	24.0%
Provision for loan losses	3,650	1,980	84.3%	6,850	3,630	88.7%

Net interest income after provision for loan losses	31,838	26,455	20.3%	59,303	49,714	19.3%
Non-interest income	46,051	6,650	592.5%	63,297	15,514	308.0%
Non-interest expenses	22,214	18,080	22.9%	41,487	35,810	15.9%

Income before income taxes	55,675	15,025	270.5%	81,113	29,418	175.7%
Income tax expense (benefit)	4,761	598	696.2%	5,451	(1,857)	-393.5%

Net Income	50,914	14,427	252.9%	75,662	31,275	141.9%
Less: dividends on preferred stock	(1,200)	(1,200)	0.0%	(2,401)	(2,401)	0.0%

Net Income available to common shareholders	$49,714	$13,227	275.9%	$73,261	$28,874	153.7%

PER SHARE DATA:

Basic	$2.05	$0.54	279.6%	$3.02	$1.19	153.8%

Diluted	$2.04	$0.54	277.8%	$3.02	$1.19	153.8%

Average common shares outstanding	24,303	24,290	0.1%	24,274	24,227	0.2%
Average potential common share-options	15	94	-84.0%	6	110	-94.5%

Average shares and shares equivalents	24,318	24,384	-0.3%	24,280	24,337	-0.2%

Book value per common share	$12.04	$9.60	25.4%	$12.04	$9.60	25.4%

Market price at end of period	$9.70	$14.26	-32.0%	$9.70	$14.26	-32.0%

Cash dividends declared per common share	$0.04	$0.14	-71.4%	$0.08	$0.28	-71.4%

Cash dividends declared on common shares	$972	$3,405	-71.5%	$1,944	$6,804	-71.4%

Return on average assets (ROA)	3.05%	0.95%	221.1%	2.30%	1.01%	127.7%

Return on average common equity (ROE)	80.89%	20.65%	291.7%	66.98%	20.64%	224.5%

Equity-to-assets ratio	5.17%	4.97%	4.0%	5.17%	4.97%	4.0%

Efficiency ratio	51.43%	51.82%	-0.8%	51.54%	53.20%	-3.1%

Expense ratio	1.22%	0.78%	56.4%	1.02%	0.74%	37.8%

Interest rate spread	2.17%	1.68%	29.2%	1.98%	1.53%	29.4%

Interest rate margin	2.29%	1.90%	20.5%	2.13%	1.80%	18.3%

Number of financial centers	23	24	-4.2%	23	24	-4.2%

	June 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2009	2008	Variance %
(In thousands)
Investments and loans
Investment securities	$4,971,511	$3,945,626	26.0%
Loans (including loans held-for-sale), net	1,187,074	1,219,112	-2.6%
Securities sold but not yet delivered	360,764	834,976	-56.8%

	$6,519,349	$5,999,714	8.7%

Deposits and Borrowings
Deposits	$1,852,446	$1,785,300	3.8%
Repurchase agreements	3,757,510	3,761,121	-0.1%
Other borrowings	451,383	373,718	20.8%
Securities purchased but not yet received	497,360	398	124864.8%

	$6,558,699	$5,920,537	10.8%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	291,634	193,317	50.9%

	$359,634	$261,317	37.6%

Capital ratios
Leverage capital	7.31%	6.38%	14.6%

Tier 1 risk-based capital	14.62%	17.11%	-14.6%

Total risk-based capital	15.13%	17.73%	-14.7%

Trust assets managed	$1,677,344	$1,706,286	-1.7%
Broker-dealer assets gathered	1,169,775	1,195,739	-2.2%

Assets managed	2,847,119	2,902,025	-1.9%
Assets owned	6,950,304	6,205,536	12.0%

Total financial assets managed and assets owned	$9,797,423	$9,107,561	7.6%

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
During the quarter ended June 30, 2009, the strategies in place enabled the Group to continue to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights of the second quarter included:
•	Pre-tax operating income (net interest income, core non-interest income from banking and financial service revenues, less non-interest expenses) of approximately $17.3 million — an increase when compared to the $13.0 million-to-$14.8 million range the Group has generated since the first quarter of 2008.

•	Strong increase in net interest income of 24.8% and 15.7% compared to the year-ago quarter and the previous quarter, respectively, and a corresponding improvement in the net interest margin to 2.29% (compared to 1.90% and 1.98% in the year-ago and previous quarter, respectively), mainly reflecting the reduction in the cost of funds.

•	Growth in core banking and financial service revenues of 19.4% and 15.8% compared to the year-ago and previous quarter, respectively. On a sequential quarter basis, the Group saw increases in mortgage banking activities of 30.3%, banking service revenues of 15.0%, and financial service revenues of 5.5%.

•	Benefitting from the strategic positioning of its investment securities portfolio, the Group took advantage of market conditions during the quarter to realize gains on: (i) sales of securities of $10.5 million, (ii) derivative activities of $19.4 million, and (iii) trading activities of $13.0 million. These gains more than offset credit-related other than temporary impairment charges of $4.4 million on securities.

•	Sustained growth in retail deposits of $110.4 million (9.3%) on a sequential quarter basis and $220.7 million (20.4%) on a year-to-date basis.

•	Stockholders’ equity increased $40.3 million during the quarter and $98.3 million since December 31, 2008, representing an increase of 37.6% on a year-to-date basis.

•	Book value per common share increased to $12.04, from $10.38 at March 31, 2009 and $7.96 at December 31, 2008.

•	Non-interest expenses were negatively affected by approximately $2.9 million, representing the increase in the Group’s insurance expense corresponding to the industry-wide FDIC special assessment on insured depository institutions and payable on September 30, 2009.
Income Available to Common Shareholders
For the quarter and six-month period ended June 30, 2009, the Group’s income available to common shareholders totaled $49.7 million and $73.3 million, respectively, compared to $13.2 million and $28.9 million, respectively, in the comparable year-ago quarter and six-month period. Earnings per basic and fully diluted common share were $2.05 and $2.04, respectively, for the quarter ended June 30, 2009, compared to $0.54 per basic and fully diluted common share in the same year-ago period, and $3.02 for the six-month period ended June 30, 2009, compared to $1.19 in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and six-month period ended June 30, 2009, was 80.89% and 66.98%, respectively, up from 20.65% and 20.64% for the quarter and six-month period ended June 30, 2008 respectively. Return on average assets (ROA) for the quarter and six-month period ended June 30, 2009, was 3.05% and 2.30%, respectively, up from 0.95% and 1.01%, for the quarter and six-month period ended June 30, 2008, respectively.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 20.3% for the quarter and 19.3% for the six-month period ended June 30, 2009, totaling $31.8 million and $59.3 million, respectively, compared with $26.5 million and $49.7 million for the same periods last year. Growth reflects the significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.
Non-Interest Income
Non-interest income was $46.1 million and $63.3 million, respectively, for the quarter and six-month period ended June 30, 2009, representing an increase of 592.5% and 308.0% when compared to the corresponding periods ended June 30, 2008. Core banking and financial service revenues increased 19.4% and 2.8% when compared to the corresponding quarter and six-month period ended June 30, 2008. In addition, the Group took advantage of market conditions during the quarter to realize gains on: (i) sales of securities of $10.5 million, (ii) derivative activities of $19.4 million, and (iii) trading activities of 15.0 million.
Non-Interest Expenses
Non-interest expenses of $22.2 million and $41.5 million, respectively, for the quarter and six-month period ended June 30, 2009, compared to $18.1 million and $35.8 million, respectively, in the year ago periods, resulting in an efficiency ratio of 57.29% and 54.53%, respectively, for the quarter and six-month period ended June 30, 2009 (compared to 51.82% and 53.20% in the year-ago periods). Non-interest expense were negatively affected by approximately $2.9 million, representing the increase in the Group’s insurance expense corresponding to the industry-wide FDIC special assessment on insured depository institutions and payable on September 30, 2009.

Income Tax Expense
The income tax expense was $4.8 million and $5.5 million, respectively, for the quarter and six-month period ended June 30, 2009, which includes Puerto Rico’s additional taxes on international banking entities and financial institutions, compared to an expense of $598 thousand and a benefit of $1.9 million for the respective periods ended June 30, 2008.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At June 30, 2009, total financial assets reached $9.797 billion, compared to $9.108 billion at December 31, 2008, a 7.6% increase. When compared to December 31, 2008, there was 12.0% increase in assets owned as of June 30, 2009, while assets managed by the trust division and the broker-dealer subsidiary decreased from $2.9 billion as of December 31, 2008 to $2.8 billion as of June 30, 2009.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At June 30, 2009, total assets managed by the Group’s trust division and CPC amounted to $1.677 billion, compared to $1.706 billion at December 31, 2008. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2009, total assets gathered by the broker-dealer from its customer investment accounts decreased to $1.170 billion, compared to $1.196 billion at December 31, 2008.
Interest Earning Assets
The investment portfolio amounted to $4.972 billion at June 30, 2009, a 26.0% increase compared to $3.946 billion at December 31, 2008, while the loan portfolio decreased 2.6% to $1.187 billion at June 30, 2009, compared to $1.219 billion at December 31, 2008.
The mortgage loan portfolio totaled $983.7 million at June 30, 2009, a 4.9% decrease from $1.034 billion at June 30, 2008, and a decrease of 3.9%, from $1.023 billion at December 31, 2008. Mortgage loan production for the quarter and six-month period ended June 30, 2009, totaled $63.9 million and $131.8 million, respectively, which represents a decrease of 15.9% for the quarter and a 5.2% increase for the six-month period.
Interest Bearing Liabilities
Total deposits amounted to $1.852 billion at June 30, 2009, an increase of 3.8% compared to $1.785 billion at December 31, 2008, primarily due to increased retail deposits, particularly in demand deposit accounts.
Stockholders’ Equity
Stockholders’ equity at June 30, 2009, was $359.6 million, compared to $261.3 million at December 31, 2008, mainly reflecting increased earnings in the six-month period.
The Group’s capital ratios remain above regulatory capital requirements, with risk-based capital ratios above regulatory capital adequacy guidelines. At June 30, 2009, Tier 1 Leverage Capital Ratio was 7.31% (1.8 times the minimum of 4.00%), Tier 1 Risk-Based Capital Ratio was 14.62% (3.7 times the minimum of 4.00%), and Total Risk-Based Capital Ratio was 15.13% (1.9 times the minimum of 8.00%).
Due to the initial adoption of FSP FAS 115-2, the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008 for an amount of $14.4 million that increased retained earnings and accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital ratios and no impact on tangible equity.

Financial Service-Banking Franchise
The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well, as it expanded market share based on its service proposition and capital strength, as opposed to using rates to attract loans or deposits.
Lending
Total loan production of $73.5 million remained strong, as the Group’s capital levels and low credit losses, compared to most banking institutions, enabled it to continue prudent lending. The average FICO score was 722 and the average loan to value ratio was 81% on residential mortgage loans originated in the quarter.
The Group sells most of its conforming mortgages into the secondary market, but retains servicing rights. Mortgage banking activities on a sequential quarter basis reflect the continued high level of originations as well as its growing servicing portfolio, a source of recurring revenue.
Deposits
Growth in retail deposits during the quarter primarily reflects a $121.1 million increase in savings and demand deposits. At the same time, Oriental also reduced brokered deposits by $42.7 million
Assets Under Management
Assets under management, which generate recurring fees, increased 5.23% from March 31, 2009, to $2.85 billion. This growth, plus the Group’s participation in the selling of Puerto Rico’s COFINA II bonds, resulted in the sequential increase in financial service revenues.
Credit Quality
Net credit losses declined by 11.42%, to $2.1 million (0.70% of average loans outstanding), from $2.3 million (0.78%), in the previous quarter. The Group increased its provision for loan losses to $3.7 million (176% of net credit losses), from $3.2 million in the previous quarter, resulting in a $16.7 million allowance at June 30, 2009, up 10.37% from the previous quarter.
Non-performing loans (NPLs) increased $3.3 million in the quarter. The Group’s NPLs generally reflect the economic environment in Puerto Rico. Based on historical performance, however, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of its loans are collateralized by real estate.
The Investment Securities Portfolio
The average balance of the investment securities portfolio was $5.0 billion, up 4.7% from the year ago quarter and up 0.38% from the previous quarter. Yield declined slightly due to higher prepayments in the first half of the quarter.
Approximately 87% of the portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC, or GNMA and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government (86%), and Puerto Rico Government and agency obligations (1%). The remaining balance consists of non-agency collateralized mortgage obligations (10%), the majority of which are backed by prime fixed-rate residential mortgage collateral, and structured credit investments (3%).
Subsequent Event
Subsequent to June 30, 2009, as part of its general banking and asset and liability management strategies, the Group executed a $200 million deleverage of its balance sheet at the holding company level by terminating certain repurchase agreements at a cost of approximately $17.5 million (before income taxes). This transaction increases the Group’s financial flexibility, creates additional liquidity, and helps to offset the Group’s income tax liability.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2009	2008	in %	2009	2008	in BPS	2009	2008	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$82,051	$85,158	-3.6%	5.30%	5.69%	(39)	$6,192,317	$5,984,658	3.5%
Tax equivalent adjustment	27,063	28,113	-3.7%	1.75%	1.88%	(13)	—	—	—

Interest-earning assets — tax equivalent	109,114	113,271	-3.7%	7.05%	7.57%	(52)	6,192,317	5,984,658	3.5%
Interest-bearing liabilities	46,562	56,723	-17.9%	3.13%	4.01%	(88)	5,959,343	5,664,472	5.2%

Tax equivalent net interest income / spread	$62,552	$56,548	10.6%	3.92%	3.56%	36	$232,974	$320,186	-27.2%

Tax equivalent interest rate margin				4.04%	3.78%	26

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$62,183	$64,858	-4.1%	5.19%	5.49%	(30)	$4,793,808	$4,728,682	1.4%
Trading securities	912	4	22700.0%	6.87%	5.00%	187	53,126	320	16501.9%
Money market investments	249	614	-59.4%	0.66%	5.16%	(450)	151,987	47,558	219.6%

	63,344	65,476	-3.3%	5.07%	5.48%	(41)	4,998,921	4,776,560	4.7%

Loans:
Mortgage	15,538	16,608	-6.4%	6.35%	6.47%	(12)	978,855	1,026,184	-4.6%
Commercial	2,679	2,438	9.9%	5.51%	6.26%	(75)	194,311	155,889	24.6%
Consumer	490	636	-23.0%	9.69%	9.78%	(9)	20,230	26,025	-22.3%

	18,707	19,682	-5.0%	6.27%	6.52%	(25)	1,193,396	1,208,098	-1.2%

	82,051	85,158	-3.6%	5.30%	5.69%	(39)	6,192,317	5,984,658	3.5%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	42,715	37,874	12.8%
Now accounts	4,514	187	2313.9%	3.16%	1.05%	211	570,877	71,306	700.6%
Savings	205	3,313	-93.8%	1.38%	3.04%	(166)	59,482	435,257	-86.3%
Certificates of deposit	9,430	8,765	7.6%	3.52%	3.97%	(45)	1,070,725	883,467	21.2%

	14,149	12,265	15.4%	3.25%	3.44%	(19)	1,743,799	1,427,904	22.1%

Borrowings:
Repurchase agreements	27,929	40,208	-30.5%	2.98%	4.20%	(122)	3,750,000	3,832,251	-2.1%
FHLB advances	2,999	3,507	-14.5%	4.28%	4.24%	4	280,000	330,559	-15.3%
Subordinated capital notes	389	534	-27.2%	4.31%	5.92%	(161)	36,083	36,083	0.0%
FDIC-guaranteed term notes	1,021	—	100.0%	3.75%	0.00%	375	108,846	—	100.0%
Other borrowings	76	209	-63.6%	0.74%	2.22%	(148)	40,615	37,675	7.8%

	32,414	44,458	-27.1%	3.08%	4.20%	(112)	4,215,544	4,236,568	-0.5%

	46,563	56,723	-17.9%	3.13%	4.01%	(88)	5,959,343	5,664,472	5.2%

Net interest income / spread	$35,488	$28,435	24.8%	2.17%	1.68%	49

Interest rate margin				2.29%	1.90%	39

Excess of average interest-earning assets over average interest-bearing liabilities							$232,974	$320,186	-27.2%

Average interest-earning assets over average interest-bearing liabilities ratio							103.91%	105.65%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$3,046	$(5,177)	$(2,131)
Loans	(240)	(736)	(976)

	2,806	(5,913)	(3,107)

Interest Expense:
Deposits	2,715	(832)	1,883
Repurchase agreements	(863)	(11,417)	(12,280)
Other borrowings	646	(409)	237

	2,498	(12,658)	(10,160)

Net Interest Income	$308	$6,745	$7,053

TABLE 1 — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2009	2008	in %	2009	2008	in BPS	2009	2008	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$165,981	$167,259	-0.8%	5.36%	5.65%	(29)	$6,188,172	$5,921,928	4.5%
Tax equivalent adjustment	54,735	55,246	-0.9%	1.77%	1.87%	(10)	—	—	—

Interest-earning assets — tax equivalent	220,716	222,505	-0.8%	7.13%	7.52%	(39)	6,188,172	5,921,928	4.5%
Interest-bearing liabilities	99,828	113,915	-12.4%	3.38%	4.12%	(74)	5,904,326	5,528,851	6.8%

Tax equivalent net interest income / spread	$120,888	$108,590	11.3%	3.75%	3.40%	35	$283,846	$393,077	-27.8%

Tax equivalent interest rate margin				3.90%	3.67%	23

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$127,609	$126,273	1.1%	5.26%	5.40%	(14)	$4,848,384	$4,680,539	3.6%
Trading securities	928	9	10211.1%	6.87%	3.99%	288	26,972	451	5880.5%
Money market investments	418	1,467	-71.5%	0.73%	4.31%	(358)	114,279	68,060	67.9%

	128,955	127,749	0.9%	5.17%	5.38%	(21)	4,989,635	4,749,050	5.1%

Loans:
Mortgage	31,036	32,932	-5.8%	6.28%	6.46%	(18)	988,626	1,019,699	-3.0%
Commercial	4,988	5,251	-5.0%	5.27%	8.24%	(297)	189,262	127,401	48.6%
Consumer	1,003	1,327	-24.4%	9.71%	10.30%	(59)	20,649	25,778	-19.9%

	37,027	39,510	-6.3%	6.18%	6.74%	(56)	1,198,537	1,172,878	2.2%

	165,982	167,259	-0.8%	5.36%	5.65%	(29)	6,188,172	5,921,928	4.5%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	40,733	36,513	11.6%
Now accounts	8,106	398	1936.7%	3.19%	1.26%	193	507,978	62,977	706.6%
Savings	365	7,701	-95.3%	1.31%	3.66%	(235)	55,829	420,841	-86.7%
Certificates of deposit	19,501	16,595	17.5%	3.51%	4.29%	(78)	1,112,160	773,648	43.8%

	27,972	24,694	13.3%	3.26%	3.82%	(56)	1,716,700	1,293,979	32.7%

Borrowings:
Repurchase agreements	63,728	80,448	-20.8%	4.68%	4.20%	48	3,752,395	3,828,410	-2.0%
FHLB advances	5,999	7,046	-14.9%	4.10%	4.24%	(14)	292,518	332,402	-12.0%
Subordinated capital notes	825	1,236	-33.3%	4.57%	6.85%	(228)	36,083	36,083	0.0%
FDIC-guaranteed term notes	1,133	—	100.0%	3.41%	0.00%	341	66,492	—	100.0%
Other borrowings	172	491	-64.9%	0.86%	2.59%	(173)	40,138	37,977	5.7%

	71,857	89,221	-19.5%	3.43%	4.21%	(78)	4,187,626	4,234,872	-1.1%

	99,829	113,915	-12.4%	3.38%	4.12%	(74)	5,904,326	5,528,851	6.8%

Net interest income / spread	$66,153	$53,344	24.0%	1.98%	1.53%	45

Interest rate margin				2.13%	1.80%	33

Excess of average interest-earning assets over average interest-bearing liabilities							$283,846	$393,077	-27.8%

Average interest-earning assets over average interest-bearing liabilities ratio							104.81%	107.11%

	Volume	Rate	Total

C. Changes in net interest income due to:
Interest Income:
Investments	$26,022	$(24,816)	$1,206
Loans	9,159	(11,642)	(2,483)

	35,181	(36,458)	(1,277)

Interest Expense:
Deposits	(1,807)	5,085	3,278
Repurchase agreements	30,930	(47,650)	(16,720)
Other borrowings	(1,578)	934	(644)

	27,545	(41,631)	(14,086)

Net Interest Income	$7,636	$5,173	$12,809

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
For the quarter and six-month period ended June 30, 2009, net interest income amounted to $35.5 million and $66.2 million, respectively, an increase of 24.8% and 24.0% from $28.4 million and $53.3 million, in the same periods previous year. The increase for the quarter and six-month period reflects a 17.9% and 12.4% decrease in interest expense, due to a negative rate variance of interest-bearing liabilities of $12.7 million and $41.6 million, respectively, partially offset by a positive volume variance of interest-bearing liabilities $2.5 million and $27.5 million, respectively. The decrease of 3.6% and 0.8% in interest income for the quarter and six-month period ended June 30, 2009, was primarily the result of a decrease of $5.9 million and $36.5 million, respectively in rate variance, partially offset by an increase of $2.8 million and $35.2 million, respectively, in volume variance. Interest rate spread increased 49 basis points to 2.17% for the quarter ended June 30, 2009 from 1.68% in the June 30, 2008 quarter, and 45 basis points to 1.98% for the six-month period ended June 30, 2009 from 1.53% for the year ago period. These increases reflect a 88 point decrease in the average cost of funds to 3.13% in the quarter ended June 30, 2009 from 4.01% in June 30, 2008 quarter, partially offset by a 39 basis point decrease in the average yield of interest earning assets to 5.30% in the quarter ended June 30, 2009 from 5.69% in June 30, 2008 quarter; and a 74 point decrease in the average cost of funds to 3.38% in the six-month period ended June 30, 2009 from 4.12% for the year ago period, partially offset by a 29 basis point decrease in the average yield of interest earning assets to 5.36% in the six-month period ended June 30, 2009 from 5.65% for the year ago period.
For the quarter and six month period ended June 30, 2009, the average balances of total interest-earnings assets were $6.192 billion and $6.188 billion, respectively, a 3.5% and 4.5% increase from the same periods last year. The increase in the quarterly average balance reflects increases of 4.7% to $4.999 billion in the investment portfolio, partially offset by a decrease of 1.2% to $1.193 billion in the loans portfolio for the 2009 quarter. The increase in the six-month period average balance reflects increases of 5.1% to $4.990 billion in the investment portfolio, and an increase of 2.2% to $1.199 billion in the loans portfolio for the 2009 six-month period.
For the quarter and six-month period ended June 30, 2009, the average yield on interest-earning assets was 5.30% and 5.36%, respectively, compared to 5.69% and 5.65% in the same period last year, due to lower average yields in the loan portfolio and the investment portfolio. The loan portfolio yield decreased to 6.27% and 6.18% in the quarter and six-month period ended June 30, 2009, respectively, versus 6.52% and 6.74% in the same period last year, respectively. The investment portfolio yield decreased to 5.07% and 5.17% in the quarter and six-month period ended June 30, 2009, respectively, versus 5.48% and 5.38% in the same periods last year, respectively.
For the quarter and six-month period ended June 30, 2009, interest expense amounted to $46.6 million and $99.8 million, respectively, a decrease of 17.9% and 12.4%, respectively, from $56.7 million and $113.9 million, in the same period last year, mainly resulting from a significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.
For the quarter ended June 30, 2009, the cost of deposits decreased 19 basis points to 3.25%, as compared to the same period a year ago. For the six-month period ended June 30, 2009, the cost of deposits decreased 56 basis points to 3.26%, as compared to the same period a year ago. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter and six-month period ended June 30, 2009, the cost of borrowings decreased 112 basis points and 78 basis points, respectively, to 3.08% and 3.43%, respectively, from the same period last year.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	Quarter ended June 30,			Six-month period ended June 30,
	2009	2008	Variance %	2009	2008	Variance %
Financial service revenues	$3,285	$4,500	-27.0%	$6,399	$8,740	-26.8%
Banking service revenues	1,602	1,395	14.8%	2,995	2,922	2.5%
Investment banking revenues (losses)	8	12	-33.3%	(4)	750	-100.5%
Mortgage banking activities	2,806	545	414.9%	4,959	1,551	219.7%

Total banking and financial service revenues	7,701	6,452	19.4%	14,349	13,963	2.8%

Excess of amortized cost over fair value on other-than-temporarily impaired securities	(62,594)	—	-100.0%	(62,594)	—	-100.0%
Non-credit related unrealized loss on securities recognized in other comprehensive income	58,178	—	100.0%	58,178	—	100.0%

Credit-related other-than-temporary impairments on securities	(4,416)	—	-100.0%	(4,416)	—	-100.0%
Net gain (loss) on:
Sale of securities	10,520	198	5213.1%	20,860	9,522	119.1%
Derivatives	19,408	228	8412.3%	19,842	(7,575)	361.9%
Trading securities	12,959	16	100.0%	12,932	(1)	100.0%
Foreclosed real estate	(136)	(260)	47.7%	(298)	(510)	41.6%
Other investments	11	16	-31.3%	24	116	-79.3%
Other	4	—	100.0%	4	(1)	500.0%

Total non-interest income, net	$46,051	$6,650	592.5%	$63,297	$15,514	308.0%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $46.1 million and $63.3 million in the quarter and six-month period ended June 30, 2009, an increase of 592.5% and 308.0% when compared to $6.7 million and $15.5 million in the same periods last year. Increase in revenues from sale of securities was partially offset by decrease in financial service revenues.
Financial service revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage, and insurance activities, decreased 27.0% and 26.8% to $3.3 million and $6.4 million in the quarter and six-month period ended June 30, 2009, respectively, from $4.5 million and $8.7 million in the same periods of 2008, mainly the result of reduced financial service revenues. Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 14.8% and 2.5% to $1.6 million and $3.0 million in the quarter and six-month period ended June 30, 2009, respectively, from $1.4 million and $2.9 million in the same periods last year, mainly driven by increase in consumer banking activity. Investment banking revenues decreased to $8 thousand and a loss of $4 thousand in the quarter and six-month period ended June 30, 2009, respectively, compared to $12 thousand and $750 thousand in the same periods of 2008. Income generated from mortgage banking activities increased 414.9% and 219.7% in the quarter and six-month period ended June 30, 2009, respectively, from $545 thousand million and $1.6 million in the quarter and six-month period ended June 30, 2008, to $2.8 million and $5.0 million in the same period of 2009 mainly the result of increased mortgage banking revenues due to the securitization and sale of conventional mortgages into the secondary market and increase in residential mortgage loan production.

For the quarter and six-month period ended June 30, 2009, gains from securities, derivatives, trading activities and other investment activities were $38.4 million and $48.9 million, compared to $198 thousand and $1.6 million for the same periods last year. During the quarter and six-month period ended June 30, 2009, a gain of $19.4 million and $19.8 million, respectively, was recognized in derivatives, compared to a gain of $228 thousand and a loss of $7.6 million, respectively. Keeping with the Group’s investment strategy, during the six-month period ended June 30, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $10.5 million and $20.9 million, for the quarter and six-month period ended June 30, 2009, respectively, increased 5213.1% and 119.1% when compared to $198 thousand and $9.5 million for the same period a year ago. During the quarter and six-month period ended June 30, 2009, a gain of $13.0 million and $13.0 million, respectively, was recognized in trading securities, compared to a gain of $16 thousand and a loss of $1 thousand, respectively.
The Group adopted the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2 and as more fully described below, in the second quarter of 2009 a $4.4 million net credit-related impairment loss was recognized in earnings and a $58.2 million noncredit-related impairment loss was recognized in other comprehensive income for two non-agency collateralized mortgage obligation pools not expected to be sold. Also in accordance with FSP FAS 115-2 and FAS 124-2, The Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008. This reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of this non-agency collateralized mortgage obligation pool for which an other-than-temporary impairment loss was recognized in the third quarter of 2008 was adjusted by the amount of the cumulative effect adjustment. These other-than-temporary impairment losses do not have income tax effect because the impaired securities are held in the Group’s IBE, and potential recoveries of these losses, if any, are expected to occur in a period in which the income earned by IBE, would be 100% exempt from income taxes.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2009	2008	Variance %	2009	2008	Variance %

Compensation and employee benefits	$8,020	$7,824	2.5%	$15,744	$15,539	1.3%
Occupancy and equipment	3,758	3,365	11.7%	7,247	6,652	8.9%
Insurance	3,472	579	499.7%	4,287	1,181	263.0%
Professional and service fees	2,394	2,267	5.6%	5,002	4,147	20.6%
Advertising and business promotion	1,028	836	23.0%	2,232	1,910	16.9%
Taxes, other than payroll and income taxes	649	607	6.9%	1,295	1,218	6.3%
Electronic banking charges	596	396	50.5%	1,136	814	39.6%
Communications	402	325	23.7%	781	650	20.2%
Loan servicing expenses	388	339	14.5%	771	670	15.1%
Directors and investor relations expenses	332	303	9.6%	681	581	17.2%
Other expenses	1,175	1,239	-5.2%	2,311	2,448	-5.6%

Total non-interest expenses	$22,214	$18,080	22.9%	$41,487	$35,810	15.9%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	36.1%	43.3%		37.9%	43.4%

Compensation to total assets (annualized)	0.46%	0.52%		0.45%	0.51%

Average compensation per employee (annualized)	$57.8	$56.6		$56.8	$56.5

Average number of employees	555	553		554	550

Assets owned per average employee	$12,523	$10,959		$12,546	$11,019

Non-interest expenses for the quarter and six-month period ended June 30, 2009 were $22.2 million and $41.5 million, representing an increase of 22.9% and 15.9%, respectively, when compared to $18.1 million and $35.8 million in the same period a year ago, primarily as a result of higher insurance expense, electronic banking charges, communications, and professional and service fees. Insurance expense increase 499.7% and 263.0% for quarter and six-month period ended June 30, 2009, respectively, from $579 thousand and $1.2 million in the quarter and six-month period ended June 30, 2008 to $3.5 million and $4.3 million in the same period for 2009, as a result of the industry-wide FDIC special assessment on insured depository institutions recognized during this period amounting to $2.9 million, which is payable on September 2009. Electronic banking charges increased 50.5% and 39.6% for the quarter and six-month period ended June 30, 2009, respectively, from $396 thousand and $814 thousand versus $596 thousand and $1.1 million, respectively, in the same period a year ago. Communications increased to $402 thousand and $781 thousand, representing an increase of 23.7% and 20.2% for the quarter and six-month period ended June 30, 2009, respectively, when compared to $325 thousand and $650 thousand in the same period a year ago. Professional fees increased 5.6% and 20.6% for the quarter and six-month period ended June 30, 2009, respectively, from $2.3 million and $4.1 million in the quarter and six-month period ended June 30, 2008 to $2.4 million and $5.0 million in the same period for 2009. The non-interest expense results reflect an efficiency ratio of 51.43% for the quarter ended June 30, 2009, compared to 51.82% in the same quarter last year. For the six-month period ended June 30, 2009, the efficiency ratio was 51.54% compared to 53.20% for the same period last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $48.9 million and $1.6 million for the six-month period ended June 30, 2009 and 2008, respectively.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2009	2008	%	2009	2008	%

Balance at beginning of period	$15,147	$11,092	36.6%	$14,293	$10,161	40.7%
Provision for loan losses	3,650	1,980	84.3%	6,850	3,630	88.7%
Net credit losses — see Table 5	(2,079)	(1,187)	75.1%	(4,425)	(1,906)	132.2%

Balance at end of period	$16,718	$11,885	40.7%	$16,718	$11,885	40.7%

Selected Data and Ratios:
Outstanding gross loans				$1,203,792	$1,230,042	-2.1%
Recoveries to charge-offs				4.10%	7.21%	-43.1%
Allowance coverage ratio
Total loans				1.39%	0.97%	43.3%
Non-performing loans				18.60%	17.27%	7.7%
Non-mortgage non-performing loans				216.69%	299.67%	-27.7%
TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
   (Dollars in thousands)

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2009	2008	%	2009	2008	%

Mortgage
Charge-offs	$(789)	$(314)	151.3%	$(2,201)	$(480)	358.5%
Recoveries	22	—	100.00	39	—	100.00

	(767)	(314)	144.1%	(2,162)	(480)	350.4%

Commercial
Charge-offs	(1,117)	(142)	686.6%	(1,733)	(142)	1120.4%
Recoveries	18	1	100.0%	36	14	157.1%

	(1,099)	(141)	679.1%	(1,697)	(128)	1225.8%

Consumer
Charge-offs	(284)	(801)	-64.5%	(681)	(1,432)	-52.4%
Recoveries	71	69	2.9%	115	134	-14.2%

	(213)	(732)	-70.9%	(566)	(1,298)	-56.4%

Net credit losses
Total charge-offs	(2,190)	(1,257)	74.2%	(4,615)	(2,054)	124.7%
Total recoveries	112	70	59.7%	190	148	28.4%

	$(2,078)	$(1,187)	75.1%	$(4,425)	$(1,906)	132.2%

Net credit losses (recoveries) to average loans outstanding (1):

Mortgage	0.31%	0.12%		0.44%	0.09%

Commercial	2.26%	0.36%		1.79%	0.20%

Consumer	4.21%	11.25%		5.48%	10.07%

Total	0.70%	0.39%		0.74%	0.33%

Average loans:
Mortgage	$978,855	$1,026,184	-4.6%	$988,626	$1,019,699	-3.0%
Commercial	194,311	155,889	24.6%	189,262	127,401	48.6%
Consumer	20,230	26,025	-22.3%	20,649	25,778	-19.9%

Total	$1,193,396	$1,208,098	-1.2%	$1,198,537	$1,172,878	2.2%

(1)	Annualized ratios
TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2009	2008	%	2008
Allowance for loan losses breakdown:
Mortgage	$10,186	$8,514	19.6%	$6,618
Commercial	4,534	4,004	13.2%	2,618
Consumer	1,529	1,714	-10.8%	1,967
Unallocated allowance	469	61	668.9%	682

	$16,718	$14,293	17.0%	$11,885

Allowance composition:
Mortgage	60.9%	59.6%		55.7%
Commercial	27.1%	28.0%		22.0%
Consumer	9.2%	12.0%		16.6%
Unallocated allowance	2.8%	0.4%		5.7%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and six-month period ended June 30, 2009, totaled $3.7 million and $6.9 million, representing an increase of 84.3% and 88.7% from the $2.0 million and $3.6 million reported for the same periods last year, which are in line with the increase in non-performing loans of the Group. Based on an analysis of the credit quality and composition of the Group’s loan portfolio, management determined that the provision for the quarter and six-month period ended June 30, 2009 was adequate in order to maintain the allowance for loan losses at an adequate level.
Net credit losses for the quarter and six-month period ended June 30, 2009, increased 75.2% and 132.2% during the quarter and six-month period ended June 30, 2009 to $2.1 million and $4.4 million, respectively, from $1.2 million and $1.9 million in the same periods of 2008, primarily due to the overall deterioration of the economy in Puerto Rico. The increase was primarily due to higher net credit losses from mortgage loans and commercial loans. Non-performing loans of $89.9 million at June 30, 2009, were 30.7% higher than the $68.8 million at June 30, 2008, and 16.0% higher than the $77.5 million at December 31, 2008.
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
Included in the review of individual loans are those that are impaired, under the provisions of SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment under the provisions of SFAS No. 5, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment, under the provisions of SFAS 114. At June 30, 2009, the total investment in impaired loans was $6.4 million, compared to $4.6 million at December 31, 2008. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The Group’s management determined that impaired loans required a valuation allowance in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” of approximately $380 thousand at June 30, 2009. No allowance was required at June 30, 2008.
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

FINANCIAL CONDITION
TABLE 7 — ASSETS SUMMARY AND COMPOSITION
AS OF JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
   (Dollars in thousands)

	June 30,	December 31	Variance	June 30,
	2009	2008	%	2008

Investments:
FNMA and FHLMC certificates	$2,768,465	$1,546,750	79.0%	$2,090,082
CMO’s issued by US Government sponsored agencies	319,090	351,026	-9.1%	452,876
Obligations of US Government sponsored agencies	921,246	941,917	-2.2%	982,496
Non-agency collateralized mortgage obligations	476,194	529,664	-10.1%	656,666
GNMA certificates	258,721	335,961	-23.0%	202,069
Structured credit investments	143,823	136,218	5.6%	165,344
Puerto Rico Government and agency obligations	63,835	82,927	-23.0%	72,232
FHLB stock	19,937	21,013	-5.1%	22,062
Other investments	200	150	33.3%	150

	4,971,511	3,945,626	26.00%	4,643,977

Loans:
Loans receivable	1,162,906	1,206,843	-3.6%	1,187,920
Allowance for loan losses	(16,718)	(14,293)	17.0%	(11,885)

Loans receivable, net	1,146,188	1,192,550	-3.9%	1,176,035
Mortgage loans held-for-sale	40,886	26,562	29.0%	42,122

Total loans, net	1,187,074	1,219,112	-2.6%	1,218,157

Securities sold but not yet delivered	360,764	834,976	-56.8%	—

Total securities and loans	6,519,349	5,999,714	8.7%	5,862,134

Other assets:
Cash and due from banks	96,906	14,370	574.4%	11,584
Money market investments	210,156	52,002	304.1%	44,902
Accrued interest receivable	37,785	43,914	-14.0%	42,842
Premises and equipment, net	20,706	21,184	-2.3%	21,378
Deferred tax asset, net	25,756	28,463	-9.5%	17,249
Foreclosed real estate, net	9,174	9,162	0.1%	4,906
Investment in equity indexed options	2,412	12,801	-81.2%	27,641
Other assets	28,060	23,926	17.3%	27,543

Total other assets	430,955	205,822	109.4%	198,045

Total assets	$6,950,304	$6,205,536	12.0%	$6,060,179

Investments portfolio composition:
FNMA and FHLMC certificates	55.7%	39.2%		45.0%
CMO’s issued by US Government sponsored agencies	6.4%	8.9%		9.8%
Obligations of US Government sponsored agencies	18.5%	23.9%		21.2%
Non-agency collateralized mortgage obligations	9.6%	13.4%		14.1%
GNMA certificates	5.2%	8.5%		4.4%
Structured credit investments	2.9%	3.5%		3.6%
Puerto Rico Government and agency obligations	1.3%	2.1%		1.6%
FHLB stock	0.4%	0.5%		0.5%
Other investments	0.0%	0.0%		0.0%

	100.0%	100.0%		100.0%

At June 30, 2009, the Group’s total assets amounted to $6.950 billion, an increase of 12.0%, when compared to $6.206 billion at December 31, 2008. Interest-earning assets were $6.519 billion at June 30, 2009, an 8.7% increase compared to $6.000 billion at December 31, 2008.

Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At June 30, 2009, the investment portfolio increased 26.0% to $4.972 billion, from $3.946 billion at December 31, 2008. For further details regarding the Group’s investment securities, refer to Note 2 of the unaudited consolidated financial statements.
At June 30, 2009, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.187 billion, a decrease of 2.6% when compared to $1.219 billion at December 31, 2008, mainly the result of increase in the securitization and sale of conventional mortgages into the secondary market. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter and six-month period ended June 30, 2009, decreased 20.6% and increased 1.2%, respectively, to $73.5 million and $160.8 million, compared to $92.6 million and $158.9 million for the quarter and six-month period ended June 30, 2008, respectively.
TABLE 8 — NON-PERFORMING ASSETS
   (Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2009	2008	%	2008
Non-performing assets:
Non- Accruing Loans	$40,344	$38,779	4.0%	$30,440
Accruing Loans	49,533	38,710	28.0%	38,393

Total Non-performing loans	89,877	77,489	16.0%	68,833
Foreclosed real estate	9,174	9,162	0.1%	4,906

	$99,051	$86,651	14.3%	$73,739

Non-performing assets to total assets	1.43%	1.40%		1.22%

TABLE 9 — NON-PERFORMING LOANS
   (Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2009	2008	%	2008
Non-performing loans:
Mortgage	$82,162	$71,531	14.9%	$64,867
Commercial, mainly secured by real estate	6,868	5,186	32.4%	3,026
Consumer	847	772	9.7%	940

Total	$89,877	$77,489	16.0%	$68,833

Non-performing loans composition:
Mortgage	91.4%	92.3%		94.2%
Commercial, mainly secured by real estate	7.6%	6.7%		4.4%
Consumer	0.9%	1.0%		1.4%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans	7.47%	6.28%	19.0%	5.60%

Total assets	1.29%	1.25%	3.2%	1.14%

Total capital	24.99%	29.65%	-15.7%	22.86%

Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2009, the Group’s non-performing mortgage loans totaled $82.2 million (91.4% of the Group’s non-performing loans), a 14.9% increase from the $71.5 million (92.3% of the Group’s non-performing loans) reported at December 31, 2008. Non-performing loans in this category are primarily residential mortgage loans.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2009, the Group’s non-performing commercial loans amounted to $6.9 million (7.6% of the Group’s non-performing loans), a 32.4% increase when compared to non-performing commercial loans of $5.2 million reported at December 31, 2008 (6.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2009, the Group’s non-performing consumer loans amounted to $847 thousand (0.9% of the Group’s total non-performing loans), a 9.7% increase from the $772 thousand reported at December 31, 2008 (1.0% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended June 30, 2009, totaled approximately $1.8 million.
At June 30, 2009, the Group’s total liabilities were $6.591 billion, 10.9% higher than the $5.944 billion reported at December 31, 2008. Deposits and borrowings, the Group’s funding sources, amounted to $6.061 billion at June 30, 2009, an increase of 2.4% when compared to $5.920 billion reported at December 31, 2008. Borrowings represented 69% of interest-bearing liabilities and deposits represented 31%.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB funding amounted to $281.7 million at June 30, 2009, versus $308.4 at December 31, 2008. These advances mature from May 2012 through May 2014.
At June 30, 2009, deposits reached $1.852 billion, up 3.8%, compared to the $1.785 billion reported at December 31, 2008. The increase in deposits was driven by interest bearing checking accounts, which totaled $620.5 million at June 30, 2009, up 54.9% when compared to the $400.6 million reported at December 31, 2008, and also by savings accounts deposits, which increased 24.8% during the six-month period ended June 30, 2009, from $50.2 million at December 31, 2008, to $62.6 million. This increase was partially offset by a decrease in certificates of deposit, which totaled $1.1 billion, net of accrued interest payable of $7.9 million, at June 30, 2009, down 13.7% when compared to the $1.275 billion reported at December 31, 2008. The change in composition of retail deposits reflects the conversion in the third quarter of 2008 of the Oriental Money savings and checking account to an interest-bearing checking account.

TABLE 10 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	June 30,	December 31	Variance	June 30,
	2009	2008	%	2008
Deposits:
Non-interest bearing demand deposits	61,878	$53,165	16.4%	$55,936
NOW accounts	620,499	400,623	54.9%	68,195
Savings accounts	62,613	50,152	24.8%	407,907
Certificates of deposit	1,099,584	1,274,862	-13.7%	955,790

	1,844,574	1,778,802	3.7%	1,487,828
Accrued interest payable	7,872	6,498	21.1%	4,591

	1,852,446	1,785,300	3.8%	1,492,419

Borrowings:
Federal funds purchases and other short term borrowings	27,748	29,193	-4.9%	41,583
Securities sold under agreements to repurchase	3,757,510	3,761,121	-0.1%	3,810,752
Advances from FHLB	281,718	308,442	-8.7%	331,895
FDIC-guaranteed term notes	105,834	—	100.0%	—
Subordinated capital notes	36,083	36,083	0.0%	36,083

	4,208,893	4,134,839	1.8%	4,220,313

Total deposits and borrowings	6,061,339	5,920,139	2.4%	5,712,732

Securities purchased but not yet received	497,360	398	124864.9%	23,103
Other liabilities	31,971	23,682	35.0%	23,177

Total liabilities	$6,590,670	$5,944,219	10.9%	$5,759,012

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.4%	3.0%		3.8%
NOW accounts	33.6%	22.5%		4.6%
Savings accounts	3.4%	2.8%		27.4%
Certificates of deposit	59.6%	71.7%		64.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	0.7%	0.7%		1.0%
Securities sold under agreements to repurchase	89.3%	91.0%		90.3%
Advances from FHLB	6.7%	7.5%		7.9%
FDIC-guaranteed term notes	2.5%	0.0%		0.0%
Subordinated capital notes	0.8%	0.9%		0.9%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,757,510	$3,761,121		$3,810,752

Daily average outstanding balance	$3,752,395	$3,800,673		$3,828,410

Maximum outstanding balance at any month-end	$3,779,627	$3,858,680		$3,847,633

Stockholders’ Equity
The following are the consolidated capital ratios of the Group at June 30, 2009 and 2008, and December 31, 2008:
TABLE 11 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	June 30,	December 31,	Variance	June 30,
	2009	2008	%	2008

Capital data:
Stockholders’ equity	$359,634	$261,317	37.6%	$301,167

Regulatory Capital Ratios data:
Leverage Capital Ratio	7.31%	6.38%	14.6%	6.80%

Minimum Leverage Capital Ratio Required	4.00%	4.00%	0.0%	4.00%

Actual Tier 1 Capital	$477,913	$389,235	22.8%	$413,767

Minimum Tier 1 Capital Required	$261,547	$244,101	7.1%	$243,414

Tier 1 Risk-Based Capital Ratio	14.62%	17.11%	-14.6%	17.26%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%	0.0%	4.00%

Actual Tier 1 Risk-Based Capital	$477,913	$389,235	22.8%	$413,767

Minimum Tier 1 Risk-Based Capital Required	$130,793	$91,022	43.7%	$95,867

Total Risk-Based Capital Ratio	15.13%	17.73%	-14.7%	17.76%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%	0.0%	8.00%

Actual Total Risk-Based Capital	$494,631	$403,523	22.6%	$425,652

Minimum Total Risk-Based Capital Required	$261,586	$182,044	43.7%	$191,735

Tangible common equity (1) to total assets	4.17%	3.08%	35.4%	3.81%

Tangible common equity to risk-weighted assets	8.86%	8.40%	5.5%	9.65%

Total equity to total assets	5.17%	4.21%	22.8%	4.97%

Total equity to risk-weighted assets	11.00%	11.47%	-4.1%	12.57%

Stock data:
Outstanding common shares, net of treasury	24,230	24,297	-0.3%	24,292

Book value per common share	$12.04	$7.96	51.3%	$9.60

Market price at end of period	$9.70	$6.05	60.3%	$14.26

Market capitalization	$235,031	$146,991	59.9%	$346,404

	June 30,	June 30,	Variance
	2009	2008	%
Common dividend data:
Cash dividends declared	$1,944	$6,804	-71.4%

Cash dividends declared per share	$0.08	$0.28	-71.4%

Payout ratio	2.65%	23.53%	-88.7%

Dividend yield	1.65%	9.26%	-82.2%

(1)	Tangible common equity consists of common equity less goodwill.
At June 30, 2009, the Group’s total stockholders’ equity was $359.6 million, a 37.6% increase when compared to $261.3 million at December 31, 2008. The Group’s capital ratios are above regulatory capital requirements. At June 30, 2009, the Tier 1 Leverage Capital Ratio was 7.31%, the Tier 1 Risk-Based Capital Ratio was 14.62%, and the Total Risk-Based Capital Ratio was 15.13%.
Due to the initial adoption of FSP FAS 115-2, the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008 for an amount of $14.4 million that increased retained earnings and accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital ratios and no impact on tangible equity.

The following provides the high and low prices and dividend per share of the Group’s stock:

	PRICE		Cash Dividend
Quarter ended	High	Low	per share

2009
June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

2007
December 31, 2007	$14.56	$11.01	$0.14

September 30, 2007	$11.63	$8.39	$0.14

June 30, 2007	$12.42	$10.58	$0.14

March 31, 2007	$14.04	$11.25	$0.14

The Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action if it meets or exceeds a Tier I risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and a leverage capital ratio of 5%. In addition, the Group and the Bank meet the following minimum capital requirements: a Tier I risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.The Group and the Bank exceed these benchmarks due to the high level of capital and the quality and conservative nature of its assets. The table below shows the Bank’s regulatory capital ratios at June 30, 2009 and 2008, and December 31, 2008:

	June 30,	December 31,	Variance	June 30,
(Dollars in thousands)	2009	2008	%	2008
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	6.35%	5.41%	17.4%	5.83%

Actual Tier 1 Capital	$390,632	$311,300	25.5%	$335,433

Minimum Capital Requirement (4%)	$246,191	$230,164	7.0%	$230,318

Minimum to be well capitalized (5%)	$307,739	$287,705	7.0%	$287,897

Tier 1 Capital to Risk-Weighted Average	12.60%	14.20%	-11.3%	15.98%

Actual Tier 1 Risk-Based Capital	$390,632	$311,300	25.5%	$335,433

Minimum Capital Requirement (4%)	$123,978	$87,686	41.4%	$83,946

Minimum to be well capitalized (6%)	$185,966	$131,530	41.4%	$125,920

Total Capital to Risk-Weighted assets	13.14%	14.85%	-11.5%	16.55%

Actual Total Risk-Based Capital	$407,350	$325,593	25.1%	$347,318

Minimum Capital Requirement (8%)	$247,955	$175,373	41.4%	$167,893

Minimum to be well capitalized (10%)	$309,944	$219,216	41.4%	$209,866

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2009, the Group’s market capitalization for its outstanding common stock was $235.0 million ($9.70 per share).
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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2009, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)

+ 200 Basis points	$17,192	12.16%	$16,573	11.49%

+ 100 Basis points	$11,778	8.33%	$11,511	7.98%

- 100 Basis points	$(12,869)	-9.10%	$(12,990)	-9.00%

- 200 Basis points	$(22,324)	-15.78%	$(20,856)	-14.45%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fixed rate to better match the re-pricing nature of these borrowings. There were no outstanding interest rate swaps as of June 30, 2009 or December 31, 2008.
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
At June 30, 2009 and December 31, 2008, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $2.4 million, and $12.8 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $5.8 million and $16.6 million, respectively, recorded in deposits.

Also, at June 30, 2009, the Group has an outstanding forward sale of when-issued securities (4% FNMA TBA mortgage backed security), entered as part of its asset and liability management program, with a notional amount of $300 million which were sold at a fixed price, as committed, in July 2009. The fair value of this instrument amounted to $422 thousand at June 30, 2009 and it is included as part of derivatives net gain (losses) in the unaudited consolidated statement of operations.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $476.2 million in non-government agency pass-through collateralized mortgage obligations and $143.8 million in structured credit investments that are considered of a higher credit risk than agency securities.
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
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities, (ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. As of June 30, 2009, the Group had approximately $456.5 million in investment securities and $392.0 million in mortgage loans available to cover liquidity needs.
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
The Commonwealth of Puerto Rico government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and the Governor signed, laws to reduce spending, including public-sector employment by 10% (approximately 30 thousand jobs), raise revenues through selective tax increases, and stimulate the economy. It is not possible to determine the impact on the economy of these measures at this time.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2009.

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
On July 27 2007, the Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares. There were no purchases of equity securities under this repurchase program during the quarter ended June 30, 2009. The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at June 30, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
      None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The annual meeting of stockholders of the Group was held on June 24, 2009, for (i) the election of a director for a two-year term expiring at the 2011 annual meeting of shareholders and until his successor is duly elected and qualified, and four directors for a three-year term expiring at the 2012 annual meeting of shareholders and until their successors are duly elected and qualified; and (ii) to ratify the selection of KPMG LLP as our independent auditors for the year ending December 31, 2009;. The voting results were as follows:

	For	Withheld
	#	#
Proposal 1-Election of Directors
Two-year term
Josen Rossi	21,845,002	385,594

Three-year term
Nelson García	20,925,383	1,305,213
Julian S. Inclán	21,776,579	454,017
Rafael Machargo Chardón	20,932,181	1,298,415
Pedro Morazzani	21,844,872	385,724

	For	Against	Abstain	Broker Non-Vote
	#	#	#	#
Proposal 3-Ratification of selection of independent auditors	22,094,611	94,623	41,360	—
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Dated: August 7, 2009
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Dated: August 7, 2009
Norberto González
Executive Vice President and Chief Financial Officer