Form 10-Q
period 2009-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2009-11-06
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
24,233,762 common shares ($1.00 par value per share)
outstanding as of October 31, 2009

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

PART – I FINANCIAL INFORMATION
ITEM
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$170,443	$66,372

Investments:

Trading securities, at fair value with amortized cost of $37 (December 31, 2008 - $255)	39	256

Investment securities available-for-sale, at fair value with amortized cost of $4,604,048 (December 31, 2008 - $4,052,574)
Securities pledged that can be repledged	3,919,168	3,790,733
Other investment securities	573,458	133,474

Total investment securities available-for-sale	4,492,626	3,924,207

Other Investments	150	150

Federal Home Loan Bank (FHLB) stock, at cost	19,937	21,013

Total investments	4,512,752	3,945,626

Securities sold but not yet delivered	417,280	834,976

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	26,213	26,562
Loans receivable, net of allowance for loan losses of $20,176 (December 31, 2008 - $14,293)	1,125,379	1,192,550

Total loans, net	1,151,592	1,219,112

Accrued interest receivable	39,970	43,914
Deferred tax asset, net	26,590	28,463
Premises and equipment, net	20,202	21,184
Foreclosed real estate	8,319	9,162
Investment in equity indexed options	5,983	12,801
Other assets	27,915	23,926

Total assets	$6,381,046	$6,205,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$775,503	$453,690
Savings accounts	66,713	50,152
Certificates of deposit	1,075,689	1,281,458

Total deposits	1,917,905	1,785,300

Borrowings:
Federal funds purchased and other short term borrowings	35,328	29,193
Securities sold under agreements to repurchase	3,557,086	3,761,121
Advances from FHLB	281,741	308,442
FDIC-guaranteed term notes	105,112	—
Subordinated capital notes	36,083	36,083

Total borrowings	4,015,350	4,134,839

Securities purchased but not yet received	30,945	398
Accrued expenses and other liabilities	34,277	23,682

Total liabilities	5,998,477	5,944,219

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 25,739,397 shares issued; 24,232,301 shares outstanding (December 31, 2008 - 25,739,397; 24,297,132)	25,739	25,739
Additional paid-in capital	213,264	212,625
Legal surplus	52,659	43,016
Retained earnings	146,421	51,233
Treasury stock, at cost 1,507,096 shares (December 31, 2008 - 1,442,265 shares)	(17,147)	(17,109)
Accumulated other comprehensive loss, net of tax of $4,881 (December 31, 2008 - $6,004)	(106,367)	(122,187)

Total stockholders’ equity	382,569	261,317

Total liabilities and stockholders’ equity	$6,381,046	$6,205,536

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except per share data)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$18,251	$19,971	$55,278	$59,481
Mortgage-backed securities	48,750	47,040	151,179	134,306
Investment securities and other	11,552	17,733	38,078	58,216

Total interest income	78,553	84,744	244,535	252,003

Interest expense:
Deposits	13,990	12,202	41,962	36,746
Securities sold under agreements to repurchase	27,209	40,456	90,937	120,904
Advances from FHLB and other borrowings	3,106	3,505	9,277	11,042
FDIC-guaranteed term notes	1,021	—	2,154	—
Subordinated capital notes	333	540	1,158	1,776

Total interest expense	45,659	56,703	145,488	170,468

Net interest income	32,894	28,041	99,047	81,535
Provision for loan losses	4,400	1,950	11,250	5,580

Net interest income after provision for loan losses	28,494	26,091	87,797	75,955

Non-interest income:
Financial service revenues	3,764	3,756	10,163	12,496
Banking service revenues	1,422	1,406	4,381	4,328
Investment banking revenues (losses)	—	200	(4)	950
Mortgage banking activities	2,232	910	7,191	2,461

Total banking and financial service revenues	7,418	6,272	21,731	20,235

Excess of amortized costs over fair value on other-than-temporarily impaired securities	(44,737)	(58,804)	(107,331)	(58,804)
Non-credit related unrealized loss on securities recognized in other comprehensive income	36,478	—	94,656	—

Other-than-temporary impairments on securities	(8,259)	(58,804)	(12,675)	(58,804)
Net gain(loss) on:
Sale of securities	35,528	386	56,388	9,908
Derivatives	(64)	(5,522)	19,778	(13,247)
Early extinguishment of repurchase agreements	(17,551)	—	(17,551)	—
Trading securities	(505)	(31)	12,427	(32)
Foreclosed real estate	(278)	58	(576)	(452)
Other investments	10	16	34	132
Other	21	609	60	608

Total non-interest income (loss), net	16,320	(57,016)	79,616	(41,652)

Non-interest expenses:
Compensation and employees’ benefits	7,882	7,742	23,626	23,281
Occupancy and equipment	3,747	3,561	10,994	10,213
Professional and service fees	2,459	2,457	7,461	6,604
Insurance	1,273	618	5,560	1,799
Advertising and business promotion	1,097	847	3,329	2,757
Taxes, other than payroll and income taxes	834	644	2,129	1,862
Electronic banking charges	471	428	1,607	1,242
Loan servicing expenses	397	352	1,167	1,022
Communication	382	314	1,163	964
Directors and investor relations	348	273	1,029	854
Clearing and wrap fees expenses	293	294	860	901
Printing, postage, stationery and supplies	194	214	665	736
Other	1,109	453	2,381	1,772

Total non-interest expenses	20,486	18,197	61,971	54,007

Income (loss) before income taxes	24,328	(49,122)	105,442	(19,704)
Income tax expense (benefit)	3,001	(4,226)	8,452	(6,083)

Net income (loss)	21,327	(44,896)	96,990	(13,621)
Less: Dividends on preferred stock	(1,201)	(1,200)	(3,602)	(3,601)

Income available (loss) to common shareholders	$20,126	$(46,096)	$93,388	$(17,222)

Income (loss) per common share:
Basic	$0.83	$(1.90)	$3.85	$(0.71)

Diluted	$0.83	$(1.89)	$3.84	$(0.71)

Average common shares outstanding	24,303	24,292	24,284	24,249
Average potential common shares-options	65	82	17	100

Average diluted common shares outstanding	24,368	24,374	24,301	24,349

Cash dividends per share of common stock	$0.04	$0.14	$0.12	$0.42

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

	Nine-Month Period Ended September 30,
	2009	2008
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,739	25,557
Stock options exercised	—	181

Balance at end of period	25,739	25,738

Additional paid-in capital:
Balance at beginning of period	212,625	210,073
Stock-based compensation expense	550	444
Capital contribution	89	—
Stock options exercised	—	1,994

Balance at end of period	213,264	212,511

Legal surplus:
Balance at beginning of period	43,016	40,573
Transfer from retained earnings	9,643	—

Balance at end of period	52,659	40,573

Retained earnings:
Balance at beginning of period	51,233	45,296
Cummulative effect on initial adoption of FASB ASC 320-10-65-1	14,359	—
Net income (loss)	96,990	(13,621)
Cash dividends declared on common stock	(2,916)	(10,206)
Cash dividends declared on preferred stock	(3,602)	(3,601)
Transfer to legal surplus	(9,643)	—

Balance at end of period	146,421	17,868

Treasury stock:
Balance at beginning of period	(17,109)	(17,023)
Stock used to match defined contribution plan 1165(e)	144	116
Stock purchased	(182)	(235)

Balance at end of period	(17,147)	(17,142)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(122,187)	(13,015)
Cummulative effect on initial adoption of FASB ASC 320-10-65-1	(14,359)	—
Other comprehensive income (loss), net of tax	30,179	(92,515)

Balance at end of period	(106,367)	(105,530)

Total stockholders’ equity	$382,569	$242,018

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
COMPREHENSIVE INCOME

Net income (loss)	$21,327	$(44,896)	$96,990	$(13,621)

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	30,026	(49,336)	75,015	(129,021)
Realized gain on investment securities available-for-sale included in net income	(35,528)	(386)	(56,388)	(9,908)
Excess of amortized cost over fair value on other-than-temporarily impaired securities	44,737	38,932	107,331	38,932
Non-credit related unrealized loss on securities	(36,478)	—	(94,656)	—
Income tax effect related to unrealized loss (gain) on securities available-for-sale	716	915	(1,123)	7,482

Other comprehensive income (loss) for the period	3,473	(9,875)	30,179	(92,515)

Comprehensive income (loss)	$24,800	$(54,771)	$127,169	$(106,136)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

	Nine-Month Period Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$96,990	$(13,621)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	151	(315)
Amortization of premiums, net of accretion of discounts	9,070	971
Other-than-temporary impairments on securities	12,675	58,804
Depreciation and amortization of premises and equipment	4,505	4,021
Deferred income tax expense (benefit)	750	(4,732)
Provision for loan losses	11,250	5,580
Common stock used to match defined contribution plan 1165(e)	144	116
Stock-based compensation	550	444
Servicing asset capitalized, net	(4,430)	(1,165)
(Gain) loss on:
Sale of securities available-for-sale	(56,388)	(9,908)
Sale of mortgage loans held-for-sale	(2,761)	(1,296)
Derivatives	(19,778)	13,247
Early extinguishment of repurchase agreements	17,551	—
Sale of foreclosed real estate	576	452
Sale of premises and equipment	(60)	1
Originations and purchases of loans held-for-sale	(169,598)	(99,372)
Proceeds from sale of loans held-for-sale	88,838	36,920
Net decrease (increase) in:
Trading securities	217	61
Accrued interest receivable	3,944	14,211
Other assets	(4,679)	(9,391)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(3,525)	1,572
Accrued expenses and other liabilities	10,810	(960)

Net cash used in operating activities	(3,198)	(4,360)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(9,290,454)	(2,912,220)
Equity options	(3,738)	(11,796)
FHLB stock	(13,355)	(4,112)
Maturities and redemptions of:
Investment securities available-for-sale	3,251,327	1,441,945
Investment securities held-to-maturity	—	281,337
Other investments	—	1,511
FHLB stock	14,431	12,642
Proceeds from sales of:
Investment securities available-for-sale	6,090,572	1,035,000
Foreclosed real estate	6,594	2,501
Premises and equipment	114	55
Origination and purchase of loans, excluding loans held-for-sale	(60,370)	(127,440)
Principal repayments of loans	92,437	90,313
Additions to premises and equipment	(3,577)	(3,209)

Net cash provided by (used in) investing activities	83,981	(193,473)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	142,761	295,431
Securities sold under agreements to repurchase	(217,551)	(90,023)
Federal funds purchased and other short term borrowings	6,135	13,566
Proceeds from:
Issuance of FDIC-guaranteed term notes	105,000	—
Advances from FHLB	761,380	1,103,650
Exercise of stock options	—	2,175
Capital contribution	89	—
Repayments of advances from FHLB	(788,080)	(1,153,650)
Purchase of treasury stock	(182)	(235)
Termination of derivative instruments	20,254	(7,875)
Dividends paid on common and preferred stock	(6,518)	(13,807)

Net cash provided by financing activities	23,288	149,232

Net change in cash and due from banks	104,071	(48,601)
Cash and due from banks at beginning of period	66,372	88,983

Cash and due from banks at end of period	$170,443	$40,382

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$149,012	$168,895

Income tax paid	$74	$54

Mortgage loans securitized into mortgage-backed securities	$105,676	$49,537

Securities sold but not yet delivered	$417,280	$4,857

Securities purchased but not yet received	$30,945	$—

Transfer from loans to foreclosed real estate	$6,327	$6,966

ORIENTAL FINANCIAL GROUP INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in the Group’s 2008 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. Note 11 to the unaudited consolidated financial statements presents further information about the operations of the Group’s business segments.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank operates through 21 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand and over 90-days past-due. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
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
Effective January 1, 2008, the Group determines the fair value of its financial instruments based on the Fair Value Measurement framework, which establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:
Level 1 —	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 —	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 —	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. On April 1, 2009, the Group adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Group’s intent to not sell the security or whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term other than temporary impairments is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

The Group’s review for impairment generally entails:
•	intent to sell the debt security;

•	if it is more likely than not that the Group will be required to sell the debt securities before the anticipated recovery;

•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses.
The extent of the Group’s analysis regarding credit quality and the stress on assumptions used in the analysis for identifying securities for which all principal and interest contractually due might not be recovered have been refined for non-agency collateralized mortgage obligations and structured credit investments given the declines in fair values and length of time in which these securities have been in an unrealized loss position, general concerns regarding housing prices and the delinquency and default rates on the mortgage loans and credit spreads underlying these securities.
Income Taxes
In preparing the unaudited consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
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

The Group follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Group’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations.
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
The Group follows the fair value method of recording stock-based compensation. The following assumptions were used in estimating the fair value of the options granted:

	Nine-Month Period Ended
	September 30,
	2009	2008
Weighted Average Assumptions:
Dividend yield	4.74%	4.64%
Expected volatility	36.14%	33.61%
Risk-free interest rate	4.40%	4.48%
Expected life (in years)	8.5	8.5
The expected term of share options granted represents the period of time that share options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares over the most recent period equal to the expected term of the share option.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss), net of income tax, as of September 30, 2009 and December 31, 2008 consisted of:

	September, 30	December 31,
	2009	2008
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(16,592)	$(128,191)

Unrealized loss on securities available-for-sale which a portion of other-than-temporary impairment has been recorded in earnings	(94,656)	—
Tax effect of accumulated other comprehensive income	4,881	6,004

	$(106,367)	$(122,187)

Subsequent Events
We have evaluated events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 through November 6, 2009 and determined there have not been any events that have occurred that would require adjustment or disclosure in our unaudited consolidated financial statements.
Recent Accounting Developments
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of FAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes FAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Group’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
FAS 166 “Accounting for Transfers of Financial Assets” and FAS 167, “Amendments to FASB Interpretation No. 46(R)” (not yet reflected in FASB ASC) were issued in June 2009, and change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. Both Statements 166 and 167 will be effective January 1, 2010 for companies reporting earnings on a calendar-year basis. The Group is evaluating the impact, if any, that the adoption of FAS 166 and 167 could have on the Group’s consolidated financial statements.
The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Group and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Group does not have investments in such entities and, therefore, there will be no impact to its financial statements.
Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Group has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.
NOTE 2 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2009, and December 31, 2008, cash equivalents included as part of cash and due from banks amounted to $29.2 million and $52.0 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the investment securities as of September 30, 2009, and December 31, 2008, were as follows:

	September 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
		(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$706,573	$1,736	$12,397	$695,912	5.09%
Puerto Rico Government and agency obligations	71,583	10	7,131	64,462	5.37%
Structured credit investments	177,440	1,860	38,041	141,259	2.79%

Total investment securities	955,596	3,606	57,569	901,633

FNMA and FHLMC certificates	2,572,910	28,640	35	2,601,515	4.26%
GNMA certificates	220,888	8,906	34	229,760	5.06%
CMOs issued by US Government sponsored agencies	296,271	6,231	—	302,502	5.22%
Non-agency collateralized mortgage obligations	558,383	—	101,167	457,216	5.87%

Total mortgage-backed-securities and CMOs	3,648,452	43,777	101,236	3,590,993

Total securities available-for-sale	$4,604,048	$47,383	$158,805	$4,492,626	4.64%

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$941,144	$7,172	$6,400	$941,916	5.37%
Puerto Rico Government and agency obligations	91,599	597	9,307	82,889	5.40%
Structured credit investments	176,127	3,469	43,415	136,181	4.25%

Total investment securities	1,208,870	11,238	59,122	1,160,986

FNMA and FHLMC certificates	1,521,428	25,527	205	1,546,750	5.51%
GNMA certificates	332,071	4,206	496	335,781	5.76%
CMOs issued by US Government sponsored agencies	352,579	202	1,755	351,026	5.34%
Non-agency collateralized mortgage obligations	637,626	—	107,962	529,664	8.49%

Total mortgage-backed-securities and CMOs	2,843,704	29,935	110,418	2,763,221

Total securities available-for-sale	$4,052,574	$41,173	$169,540	$3,924,207	5.90%

The amortized cost and fair value of the Group’s investment securities available-for-sale at September 30, 2009, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Due less than 1 year	$15,500	$15,500
Due after 5 to 10 years	241,658	222,416
Due after 10 years	698,438	663,717

	955,596	901,633

Mortgage-backed securities
Due after 5 to 10 years	18,938	19,703
Due after 10 years	3,629,514	3,571,290

	3,648,452	3,590,993

	$4,604,048	$4,492,626

Keeping with the Group’s investment strategy, during the nine-month period ended September 30, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Specifically during the third quarter of 2009, the Group engaged in a series of transactions involving the sale of certain FNMA and FHLMC mortgage-backed securities with similar characteristics, in which the aggregate gains amounted to $36.6 million, while the aggregate losses amounted to $1.2 million. The sale of these securities was the result of the Group’s decision to restructure this homogenous component of the investment securities portfolio and to take advantage of market opportunities in light of anticipated economic conditions that could have a negative impact on the value of these securities going forward. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sales of transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the nine-month period ended September 30, 2009, the Group sold $534.0 million of discount notes, included in obligations of U.S. Government sponsored agencies, with minimal aggregate gross gains of approximately $5 thousand and sold $1.139 billion of discount notes with minimal aggregate gross losses of approximately $17 thousand.

The table below presents an analysis the gross realized gains and losses by category for the nine-month periods ended September 30, 2009 and 2008:
Nine-Month Period Ended September 30, 2009

					Gross	Gross
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gains	Losses
	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$2,237,785	$2,238,556	$2,237,600	$2,237,414	$203	$17
Puerto Rico Government and agency obligations	90,000	90,612	90,000	90,000	—	—

Total investment securities	2,327,785	2,329,168	2,327,600	2,327,414	203	17

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	3,910,151	3,808,523	3,500,406	3,450,661	50,894	1,150
CMOs issued by U.S. Government sponsored agencies	330,000	330,938	336,993	330,584	6,410	—
GNMA certificates	112,406	113,157	113,155	113,107	48	—

Total mortgage-backed securities and CMOs	4,352,557	4,252,618	3,950,554	3,894,352	57,352	1,150

Total	$6,680,342	$6,581,786	$6,278,154	$6,221,766	$57,555	$1,167

Nine-month period ended September 30, 2008

						Gross
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gross Gains	Losses
	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$709,300	$708,957	$718,291	$709,070	$9,221	$—
Puerto Rico Government and agency obligations	1,830	1,843	1,862	1,804	58	—

Total investment securities	711,130	710,800	720,153	710,874	9,279	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	311,170	311,356	259,549	259,074	475	—
GNMA certificates	45,920	47,319	45,494	45,340	154	—

Total mortgage-backed securities and CMOs	357,090	358,675	305,043	304,414	629	—

Total	$1,068,220	$1,069,475	$1,025,196	$1,015,288	$9,908	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009, and December 31, 2008.
September 30, 2009
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$2,376	$19	$2,357
Obligations of US Government sponsored agencies	506,423	12,397	494,026
GNMA certificates	1,219	13	1,206

	510,018	12,429	497,589

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	632	16	616
Non-agency collateralized mortgage obligations	558,383	101,167	457,216
Structured credit investments	151,373	38,041	113,332
Puerto Rico Government and agency obligations	71,202	7,131	64,071
GNMA certificates	1,690	21	1,669

	783,280	146,376	636,904

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	3,008	35	2,973
Non-agency collateralized mortgage obligations	558,383	101,167	457,216
Obligations of US Government sponsored agencies	506,423	12,397	494,026
Structured credit investments	151,373	38,041	113,332
Puerto Rico Government and agency obligations	71,202	7,131	64,071
GNMA certificates	2,909	34	2,875

	$1,293,298	$158,805	$1,134,493

December 31, 2008
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	$234,198	$48,564	$185,634
CMOs issued by US Government sponsored agencies	334,690	1,756	332,934
Obligations of US Government sponsored agencies	325,500	6,400	319,100
Structured credit investments	50,262	11,815	38,447
Puerto Rico Government and agency obligations	252	1	251
FNMA and FHLMC certificates	52,519	148	52,371
GNMA certificates	19,582	229	19,353

	1,017,003	68,913	948,090

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	403,428	59,398	344,030
Structured credit investments	100,548	31,599	68,949
Puerto Rico Government and agency obligations	71,218	9,306	61,912
FNMA and FHLMC certificates	1,025	57	968
GNMA certificates	9,084	267	8,817

	585,303	100,627	484,676

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	637,626	107,962	529,664
CMOs issued by US Government sponsored agencies	334,690	1,756	332,934
Obligations of US Government sponsored agencies	325,500	6,400	319,100
Structured credit investments	150,810	43,414	107,396
Puerto Rico Government and agency obligations	71,470	9,307	62,163
FNMA and FHLMC certificates	53,544	205	53,339
GNMA certificates	28,666	496	28,170

	$1,602,306	$169,540	$1,432,766

The Group adopted the provisions of Transition Guidance FASB ASC 320-10-65-1, as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses. These provisions require that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. As a result of the adoption of Transition Guidance FASB ASC 320-10-65-1, and as more fully described below, in the quarter and nine-month period ended September 30, 2009, $8.3 million and $12.7 million, respectively, of net credit-related impairment losses were recognized in earnings and $36.5 million and $94.7 million, respectively, of noncredit-related losses were recognized in other comprehensive income for several non-agency collateralized mortgage obligation pools not expected to be sold. Major inputs to measure the amount related to the credit losses were in the range of 2.82% to 12.88% of default rate, 37.86% to 45.53% of severity, and 13.34% to 16.26% for prepayment rate. Also, during the second quarter of 2009 the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008. This reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of this non-agency collateralized mortgage obligation pool for which an other-than-temporary impairment loss was recognized in the third quarter of 2008 was adjusted by the amount of the cumulative effect adjustment. These other-than-temporary impairment losses are not anticipated to have an income tax effect because the impaired securities are held in the Group’s IBE, and potential recoveries of these losses, if any, are expected to occur in a period in which the income earned by the Group’s IBE would be 100% exempt from income taxes.
Non-agency collateralized mortgage obligations amortized cost includes $101.2 million of non-credit related unrealized losses included in accumulated other comprehensive income (loss). Subsequent changes in fair value of securities that have been other-than-temporarily impaired are included as part of unrealized gain (loss) on securities available-for-sale in the unaudited statement of comprehensive income.

During the quarter and nine-month period ended September 30, 2009, $8.3 million and $12.7 million, respectively, of credit-related impairment loss was recognized in earnings for several non-agency collateralized mortgage obligation pools not expected to be sold. The Group constantly monitors such non-agency mortgage-backed securities to measure the collateral performance and gauge trends for these positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions. This assessment is made using a cash flow model that estimates the cash flows on the underlying mortgages, based on the security-specific collateral and deal structure, and also includes inputs such as constant default rates, prepayment rates, and loss severity. The cash flows estimated by the model are distributed through the different tranches of each security, considering subordination for the different tranches. The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for the securities. Significant inputs included estimated cash flows, defaults and recoveries. The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche. This ratio was then multiplied by the principal balance of the security to determine the credit-related impairment loss.
The following table summarizes other-than-temporary impairment losses on securities for the quarter and nine-month period ended September 30, 2009:

	Quarter ended			Nine-month period ended
	September 30, 2009			September 30, 2009
		Non-credit related			Non-credit related
	Excess of amortized	unrealized loss on		Excess of amortized	unrealized loss on
	cost over fair value	securities recognized	Credit-related other-	cost over fair value	securities recognized	Credit-related other-
	on other-than-	in other	than-temporary	on other-than-	in other	than-temporary
	temporarily	comprehensive	impairments on	temporarily	comprehensive	impairments on
	impaired securities	income	securities	impaired securities	income	securities
		(In thousands)			(In thousands)
Mortgage-backed securities and CMO’s
Non-agency collateralized mortgage obligations	$(44,737)	$36,478	$(8,259)	$(107,331)	$94,656	$(12,675)
The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Quarter ended	Nine-month period ended
	September 30, 2009	September 30, 2009
	(In thousands)
Balance at the beginning of the period:	$25,496	$—
Credit-related impairment loss on securities for which an other-than- temporary impairment was previously recognized on adoption of FASB ASC 320-10-65-1	—	21,080
Credit-related impairment loss on securities for which an other-than- temporary impairment was previously recognized	8,015	2,689
Credit-related impairment loss on securities for which an other-than- temporary impairment was not previously recognized	244	9,986

Balance at the end of the period	$33,755	$33,755

At September 30, 2009, the Group held structured credit investments amounting to $177.4 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $36.2 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs). The Group estimates that it will recover all interest and principal for the Group’s specific tranches of these securities. This assessment is based on an analysis in which the credit quality of the Group’s positions was evaluated through a determination of the expected losses on the reference portfolios and underlying collateral. The losses on the underlying corporate pools were inferred by observations on the credit ratings and credit spreads of the reference entities or market quotes used to derive the credit spreads. The spreads of the portfolios were converted to loss probabilities, and these were applied to a model that provided estimated projected losses for each security. The model results show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
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
Other securities in an unrealized loss position at September 30, 2009 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at September 30, 2009, are also temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At September 30, 2009, the Group does not have the intent to sell these investments in unrealized loss position.
NOTE 3 — PLEDGED ASSETS
At September 30, 2009, residential mortgage loans amounting to $570.5 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.818 billion, $89.7 million, and $11.3 million at September 30, 2009, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, investment securities with fair value totaling $119 thousand at September 30, 2009, were pledged to the Puerto Rico Treasury Department.
As of September 30, 2009, investment securities available-for-sale not pledged amounted to $573.5 million. As of September 30, 2009, mortgage loans not pledged amounted to $385.3 million.

NOTE 4 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at September 30, 2009, and December 31, 2008, was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Loans secured by real estate:
Residential mortgage loans	$911,617	$976,569
Home equity loans, secured personal loans and others	21,079	23,507
Commercial	157,908	145,377
Deferred loan fees, net	(3,153)	(3,197)

	1,087,451	1,142,256

Other loans:
Commercial	36,810	41,700
Personal consumer loans and credit lines	21,446	23,054
Deferred loan fees, net	(152)	(167)

	58,104	64,587

Loans receivable	1,145,555	1,206,843
Allowance for loan losses	(20,176)	(14,293)

Loans receivable, net	1,125,379	1,192,550
Mortgage loans held-for-sale	26,213	26,562

Total loans, net	$1,151,592	$1,219,112

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
The Group evaluates all loans, some individually, and others as homogeneous groups, for purposes of determining impairment. At September 30, 2009, and December 31, 2008, the total balance of impaired commercial loans was $6.8 million and $4.6 million, respectively. The impaired commercial loans were measured based on the fair value of collateral. The valuation allowance for impaired loans amounted to approximately $265 thousand and $1.1 million at September 30, 2009 and December 31, 2008, respectively. Net credit losses on impaired loans for the nine-month period ended September 30, 2009 were $776 thousand. There were no credit losses on impaired loans for the nine-month period ended September 30, 2008.

NOTE 5 — OTHER ASSETS
Other assets at September 30, 2009, and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$6,720	$3,433
Servicing asset	6,135	2,819
Debt issuance costs	3,839	900
Mortgage tax credits	3,819	5,047
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Accounts receivable and other assets	4,310	8,635

	$27,915	$23,926

A notice of proposed rulemaking adopted by the FDIC on September 29, 2009, requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The Group estimates that the prepayment of the assessment for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 will amount to approximately $16.2 million.
NOTE 6 — DEPOSITS AND RELATED INTEREST
Total deposits as of September 30, 2009, and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Non-interest bearing demand deposits	$73,097	$53,056
Interest-bearing savings and demand deposits	769,119	450,786
Individual retirement accounts	307,717	286,691
Retail certificates of deposit	253,644	292,046

Total Retail Deposits	1,403,577	1,082,579
Institutional deposits	160,243	184,283
Brokered deposits	354,085	518,438

	$1,917,905	$1,785,300

At September 30, 2009, and December 31, 2008, the weighted average interest rate of the Group’s deposits was 3.21%, and 3.54%, respectively, inclusive of non-interest bearing deposits of $73.1 million, and $53.1 million, respectively. Interest expense for the nine-month periods ended September 30, 2009 and 2008 is set forth below:

	Nine-month period ended September 30,
	2009	2008
	(In thousands)
Demand and savings deposits	$13,766	$11,309
Certificates of deposit	28,196	25,437

	$41,962	$36,746

At September 30, 2009, and December 31, 2008, time deposits in denominations of $100 thousands or higher amounted to $324.1 million, and $548.4 million, respectively, including: public fund deposits from various local government agencies of $78.6 million and $72.3 million at a weighted average rate of 0.80% and 2.04%, which were collateralized with investment securities with fair value of $89.7 million and $82.1 million, respectively.

Excluding equity indexed options in the amount of $9.2 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $6.9 million and unamortized deposit discounts in the amount of $16.7 million, the scheduled maturities of certificates of deposit at September 30, 2009 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$207,980
Over 3 months through 1 year	489,775

697,755
Over 1 through 2 years	165,335
Over 2 through 3 years	101,430
Over 3 through 4 years	66,999
Over 4 through 5 years	43,516

$1,075,035

At September 30, 2009, and December 31, 2008 brokered certificates of deposits amounted to $350.0 million and $514.8 million, excluding accrued interest of $4.1 million and $3.6 million at a weighted average rate of 2.68% and 2.97%, respectively.
The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $1.2 million as of September 30, 2009, (December 31, 2008 — $2.2 million).
NOTE 7 — BORROWINGS
Short Term Borrowings
At September 30, 2009, short term borrowings amounted to $35.3 million (December 31, 2008 — $29.2 million) which mainly consist of federal funds purchased with a weighted average rate of 0.70% (December 31, 2008 – 1.49%).
Securities Sold under Agreements to Repurchase
At September 30, 2009, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At September 30, 2009, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $7.1 million, were as follows:

		Fair Value of
	Borrowing	Underlying
	Balance	Collateral
	(In thousands)
Citigroup Global Markets Inc.	$1,700,000	$2,118,477
Credit Suisse Securities (USA) LLC	1,250,000	1,402,310
UBS Financial Services Inc.	500,000	580,278
JP Morgan Chase Bank NA	100,000	125,070

Total	$3,550,000	$4,226,135

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparts have the right to exercise put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $7.1 million, at September 30, 2009:

		Weighted-
	Borrowing	Average	Settlement	Maturity	Next Put
Year of Maturity	Balance	Coupon	Date	Date	Date
	(In thousands)
2010
	$100,000	4.39%	8/14/2007	8/16/2010	11/14/2009

	100,000

2011
	100,000	4.17%	12/28/2006	12/28/2011	12/28/2009
	350,000	4.23%	12/28/2006	12/28/2011	12/28/2009
	100,000	4.29%	12/28/2006	12/28/2011	12/28/2009
	350,000	4.35%	12/28/2006	12/28/2011	12/28/2009

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	11/9/2009
	100,000	4.50%	8/14/2007	8/14/2012	11/14/2009
	100,000	4.47%	9/13/2007	9/13/2012	12/14/2009
	150,000	4.31%	3/6/2007	12/6/2012	12/7/2009

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	10/27/2010

	100,000

2017	500,000	4.46%	3/2/2007	3/2/2017	12/2/2009
	250,000	0.25%	3/2/2007	3/2/2017	12/2/2009
	900,000	0.00%	6/6/2007	3/6/2017	12/6/2009
	100,000	0.00%	3/6/2007	3/6/2017	12/6/2009

	1,750,000

	$3,550,000	2.84%

As part of its general banking and asset and liability management strategies, in July 2009 the Group executed a $200 million deleverage of its balance sheet at the holding company level by terminating certain repurchase agreements at a cost of approximately $17.6 million (before income taxes).
The structured repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for December 2009.

Advances from the Federal Home Loan Bank
During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise put options before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at September 30, 2009:

		Weighted-
Year of	Borrowing	Average	Settlement	Maturity	Next Put
Maturity	Balance	Coupon	Date	Date	Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	11/4/2009
	25,000	4.57%	7/24/2007	7/24/2012	10/24/2009
	25,000	4.26%	7/30/2007	7/30/2012	10/30/2009
	50,000	4.33%	8/10/2007	8/10/2012	11/10/2009
	100,000	4.09%	8/16/2007	8/16/2012	11/16/2009

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	11/8/2009
	30,000	4.22%	5/11/2007	5/11/2014	11/11/2009

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred above with put dates up to November 4, 2009 were put by the counterparty at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at September 30, 2009, and December 31, 2008.
In August 2003, the Statutory Trust II, special purpose entity of the Group, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.24% at September 30, 2009; 4.82% at December 31, 2008), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date December 2009). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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
The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Under these swaps, the Group pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties partially offset the interest payments to be made. If market conditions warrant, the Group might terminate the swaps prior to their maturity.
During the nine-month period ended September 30, 2009 gains of $19.8 million were recognized and reflected as “Derivatives Activities” in the unaudited consolidated statements of operations. These gains were mainly due to several interest-rate swap contracts that the Group entered to manage its interest rate risk exposure, which were terminated, before September 30, 2009. During the nine-month period ended September 30, 2008 losses of $13.2 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to a $4.9 million loss in connection to equity index option agreements in which performance by the counterparty (Lehman Brothers Finance S.A.), which filed for bankruptcy on October 3, 2008, is uncertain, resulting in a credit risk exposure for such amount and an interest-rate swap contract that the Group entered into to manage the Group’s interest rate risk exposure. Such contract was terminated in January 2008, resulting in a loss to the Group of approximately $7.9 million.
At September 30, 2009 there are open forward settlement swaps with an aggregate notional amount of $600 million. The forward settle date of these swaps is December 28, 2011 with a final maturity of September 28, 2014. A derivative liability of $690 thousand is recognized in the unaudited consolidated statement of financial position, related to the valuation of these swaps.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings.
There were no derivatives designated as a hedge as of September 30, 2009 and December 31, 2008. At September 30, 2009, and December 31, 2008, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $6.0 million (notional amount of $150.6 million) and $12.8 million (notional amount of $155.4 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $9.2 million (notional amount of $145.7 million) and $16.6 million (notional amount of $149.8 million), respectively.

NOTE 9 — INCOME TAX
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
The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% and 39% as of September 30, 2009 and 2008, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies is subject to an additional five percent (5%) surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously exempt, is subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing. Income tax expense for the nine-month period ended September 30, 2009 includes approximately $4.1 million related to these tax impositions.
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
Management evaluates the realizability of the deferred tax assets on a regular basis and assesses the need for a valuation allowance. Total gross deferred tax asset at September 30, 2009 amounts to $29.9 million. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change. As of September 30, 2009, a valuation allowance of approximately $1.1 million was recorded to offset deferred tax asset from loss carryforwards at the broker-dealer subsidiary that the Group believes it is more likely that would not be realized in future periods.
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
The Group follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. For the nine-month period ended September 30, 2009, $325 thousand, in unrecognized tax losses expired due to statute of limitation (nine-month period ended September 30, 2008 — $2.4 million in unrecognized tax benefits). The balance of unrecognized tax benefits at September 30, 2009 was $4.3 million (December 31, 2008 - $4.0 million). The tax periods ended June 30, 2005, December 31, 2005, 2006, 2007, and 2008, remain subject to examination by the Puerto Rico Department of Treasury.

The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing these provisions. The Group had accrued $1.9 million at September 30, 2009 (December 31, 2008-$1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits. On January 13, 2009, $325 thousand in unrecognized tax losses expired due to statute of limitation. The Group does not anticipate any other significant changes in unrecognized tax benefits during 2009.
NOTE 10 — FAIR VALUE
As discussed in Note 1, effective January 1, 2008, the Group follows the fair value measurement framework under GAAP.
Fair Value Measurement
The fair value measurement framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This framework also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The framework describes three levels of inputs that may be used to measure fair value:
Level 1 — Level 1 asset and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under the fair value measurement framework, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
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
The following is a description of the valuation methodologies used for instruments measured at fair value:
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.

Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. These options are mainly tied to Asian options whose payoff is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions used, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rates projections, estimated index dividend payout, and leverage.
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	September 30, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available-for-sale	$—	$3,894,151	$598,475
Money market investments	29,245	—	—
Derivative asset	—	—	5,983
Derivative liability	—	(690)	(9,187)

	$29,245	$3,893,461	$595,271

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter and nine-month period ended September 30, 2009:

	Total Fair Value Measurements
	(Quarter ended September 30, 2009)			Total Fair Value Measurements
	Investment			(Nine-month period ended September 30, 2009)
	securities		Derivative	Investment securities	Derivative	Derivative
Level 3 Instruments Only	available-for-sale	Derivative asset	liability	available-for-sale	asset	liability
	(In thousands)			(In thousands)
Balance at beginning of period	$620,017	2,834	(5,762)	$665,845	12,801	$(16,588)
Gains (losses) included in earnings	(8,259)	3,228	(3,395)	(12,675)	(7,448)	7,662
Gains (losses) included in other comprehensive income	14,578	—	—	3,104	—	—
New instruments acquired	—	(79)	(331)	—	3,253	(3,180)
Principal repayments and amortization	(27,861)	—	301	(72,158)	(2,623)	2,919
Adoption of FASB ASC 320-10-65-1	—	—	—	14,359	—

Balance at end of period	$598,475	5,983	(9,187)	$598,475	5,983	$(9,187)

The table below presents a detail of investment securities available-for-sale classified as level 3 at September 30, 2009:

	September 30, 2009
	Amortized	Unrealized		Weighted	Principal
Type	Cost	Losses	Fair Value	Average Yield	Protection
		(In thousands)
Non-agency collateralized mortgage obligations

Prime Collateral	$177,681	$27,731	$149,950	6.00%	4.80%
Prime Collateral	159,231	23,997	135,234	6.00%	4.80%
Alt-A Collateral	117,963	35,008	82,955	5.33%	8.04%
Prime Collateral	22,813	545	22,268	6.22%	10.00%
Prime Collateral	20,843	3,141	17,702	6.12%	4.89%
Prime Collateral	19,027	2,824	16,203	6.44%	4.30%
Prime Collateral	20,973	4,321	16,652	5.50%	6.70%
Prime Collateral	19,852	3,600	16,252	6.00%	9.89%

	558,383	101,167	457,216	5.87%

Structured credit investments

CDO	115,718	14,575	101,143	2.25%	3.81%
CDO	25,548	9,555	15,993	5.80%	7.42%
CLO	15,000	4,436	10,564	2.59%	7.52%
CLO	11,974	4,765	7,209	2.04%	26.18%
CLO	9,200	2,850	6,350	2.29%	22.44%

	177,440	36,181	141,259	2.79%

	$735,823	$137,348	$598,475	5.13%

Fair Value of Financial Instruments
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

The estimated fair value and carrying value of the Group’s financial instruments at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$170,443	$170,443	$66,372	$66,372
Trading securities	39	39	256	256
Investment securities available-for-sale	4,492,626	4,492,626	3,924,207	3,924,207
FHLB stock	19,937	19,937	21,013	21,013
Securities sold but yet not delivered	417,280	417,280	834,976	834,976
Total loans (including loans held-for-sale)	1,163,933	1,151,592	1,216,398	1,219,112
Investment in equity indexed options	5,983	5,983	12,801	12,801
Accrued interest receivable	39,970	39,970	43,914	43,914

Financial Liabilities:
Deposits	1,918,797	1,917,905	1,789,309	1,785,300
Securities sold under agreements to repurchase	3,831,918	3,557,086	4,016,479	3,761,121
Advances from FHLB	303,016	281,741	333,906	308,442
FDIC-guaranteed term notes	111,902	105,112	—	—
Subordinated capital notes	36,092	36,083	36,083	36,083
Federal funds purchased and other short term borrowings	35,328	35,328	29,193	29,193
Securities purchased but not yet received	30,945	30,945	398	398
Accrued expenses and other liabilities	34,277	34,277	23,682	23,682
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2009 and December 31, 2008:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•	The fair value of trading securities, investment securities available-for-sale, and derivatives is estimated based on bid quotations from securities dealers. If a quoted market price is not available, fair value is estimated using either quoted market prices for similar securities, valuations provided by securities dealers, valuations provided by third parties based on their models, and internal valuations based on external models that have been evaluated and adopted by management. Investments in FHLB stock are valued at their redemption value.
•	The fair value of the loan portfolio (including loans held-for-sale) has been estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, such as mortgage, commercial and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan, which is not currently an indication of an exit price.
•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.
•	The fair value of interest rate swaps were estimated by management based on the present value of expected future cash flows using discount rates of the swap yield curve, while the fair value of equity index option contracts was obtained from internal valuations based on external models that have been evaluated and adopted by management. These fair values represent the estimated amount the Group would receive or pay to terminate the contracts taking into account the current interest rates and the current creditworthiness of the counterparties.
•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
NOTE 11 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments of business: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the second quarter of 2009 to reallocate expenses from the Banking to the Financial Services and Treasury segments for a suitable presentation.
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

The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same followed by the Group, which are described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2009 and 2008:

	Unaudited
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Quarter Ended September 30, 2009
Interest income	$18,251	$5	$60,297	$78,553	$—	$78,553
Interest expense	(9,370)	—	(36,289)	(45,659)	—	(45,659)

Net interest income	8,881	5	24,008	32,894	—	32,894
Provision for loan losses	(4,400)	—	—	(4,400)	—	(4,400)
Non-interest income (loss)	3,402	3,755	9,163	16,320	—	16,320
Non-interest expenses	(13,154)	(4,224)	(3,108)	(20,486)	—	(20,486)
Intersegment revenue	297	—	—	297	(297)	—
Intersegment expense	—	(299)	2	(297)	297	—

Income (loss) before income taxes	$(4,974)	$(763)	$30,065	$24,328	$—	$24,328

Total assets as of September 30, 2009	$1,667,257	$8,981	$5,093,235	$6,769,473	$(388,427)	$6,381,046

Quarter Ended September 30, 2008
Interest income	$19,960	$19	$64,765	$84,744	$—	$84,744
Interest expense	(7,524)	—	(49,179)	(56,703)	—	(56,703)

Net interest income	12,436	19	15,586	28,041	—	28,041
Provision for loan losses	(1,950)	—	—	(1,950)	—	(1,950)
Non-interest income (loss)	3,046	3,877	(63,939)	(57,016)	—	(57,016)
Non-interest expenses	(14,418)	(2,790)	(989)	(18,197)	—	(18,197)
Intersegment revenue	1,024	—	—	1,024	(1,024)	—
Intersegment expense	—	(811)	(213)	(1,024)	1,024	—

Income (loss) before income taxes	$138	$295	$(49,555)	$(49,122)	$—	$(49,122)

Total assets as of September 30, 2008	$1,515,556	$9,985	$4,622,746	$6,148,287	$(233,621)	$5,914,666

	Unaudited
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Nine-month period ended September 30, 2009

Interest income	$55,278	$39	$189,218	$244,535	$—	$244,535
Interest expense	(26,923)	—	(118,565)	(145,488)	—	(145,488)

Net interest income	28,355	39	70,653	99,047	—	99,047
Provision for loan losses	(11,250)	—	—	(11,250)	—	(11,250)
Non-interest income	11,085	10,169	58,362	79,616	—	79,616
Non-interest expenses	(41,994)	(11,411)	(8,566)	(61,971)	—	(61,971)
Intersegment revenue	979	—	—	979	(979)	—
Intersegment expense	—	(874)	(105)	(979)	979	—

Income (loss) before income taxes	$(12,825)	$(2,077)	$120,344	$105,442	$—	$105,442

Total assets as of September 30, 2009	$1,667,257	$8,981	$5,093,235	$6,769,473	$(388,427)	$6,381,046

Nine-month period ended September 30, 2008

Interest income	$59,470	$77	$192,456	$252,003	$—	$252,003
Interest expense	(25,530)	—	(144,938)	(170,468)	—	(170,468)

Net interest income	33,940	77	47,518	81,535	—	81,535
Provision for loan losses	(5,580)	—	—	(5,580)	—	(5,580)
Non-interest income (loss)	7,154	13,257	(62,063)	(41,652)	—	(41,652)
Non-interest expenses	(42,178)	(8,829)	(3,000)	(54,007)	—	(54,007)
Intersegment revenue	2,816	—	—	2,816	(2,816)	—
Intersegment expense	—	(2,261)	(555)	(2,816)	2,816	—

Income (loss) before income taxes	$(3,848)	$2,244	$(18,100)	$(19,704)	$—	$(19,704)

Total assets as of September 30, 2008	$1,515,556	$9,985	$4,622,746	$6,148,287	$(233,621)	$5,914,666

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended September 30,			Nine-months ended September 30,
	2009	2008	Variance %	2009	2008	Variance %
EARNINGS DATA:

Interest income	$78,553	$84,744	-7.3%	$244,535	$252,003	-3.0%
Interest expense	45,659	56,703	-19.5%	145,488	170,468	-14.7%

Net interest income	32,894	28,041	17.3%	99,047	81,535	21.5%
Provision for loan losses	4,400	1,950	125.6%	11,250	5,580	101.6%

Net interest income after provision for loan losses	28,494	26,091	9.2%	87,797	75,955	15.6%
Non-interest income (loss)	16,320	(57,016)	128.6%	79,616	(41,652)	291.1%
Non-interest expenses	20,486	18,197	12.6%	61,971	54,007	14.7%

Income before income taxes	24,328	(49,122)	149.5%	105,442	(19,704)	635.1%
Income tax expense (benefit)	3,001	(4,226)	171.0%	8,452	(6,083)	238.9%

Net Income	21,327	(44,896)	147.5%	96,990	(13,621)	812.1%
Less: dividends on preferred stock	(1,201)	(1,200)	0.1%	(3,602)	(3,601)	—

Net Income available to common shareholders	$20,126	$(46,096)	143.7%	$93,388	$(17,222)	-642.3%

PER SHARE DATA:

Basic	$0.83	$(1.90)	143.7%	$3.85	$(0.71)	642.3%

Diluted	$0.83	$(1.89)	143.9%	$3.84	$(0.71)	640.8%

Average common shares outstanding	24,303	24,292	0.0%	24,284	24,249	0.1%
Average potential common share-options	65	82	-20.7%	17	100	-83.0%

Average shares and shares equivalents	24,368	24,374	0.0%	24,301	24,349	-0.2%

Book value per common share	$12.98	$7.16	81.3%	$12.98	$7.16	81.3%

Market price at end of period	$12.70	$17.86	-28.9%	$12.70	$17.86	-28.9%

Cash dividends declared per common share	$0.04	$0.14	-71.4%	$0.12	$0.42	-71.4%

Cash dividends declared on common shares	$972	$3,402	-71.4%	$2,916	$10,206	-71.4%

Return on average assets (ROA)	1.32%	-2.99%	144.1%	1.98%	-0.30%	760.0%

Return on average common equity (ROE)	28.12%	-88.58%	131.7%	51.61%	-8.97%	675.4%

Equity-to-assets ratio	6.00%	4.10%	46.3%	6.00%	4.10%	46.3%

Efficiency ratio	50.82%	53.03%	-4.2%	51.31%	53.07%	-3.3%

Expense ratio	0.86%	0.80%	7.5%	0.87%	0.76%	14.5%

Interest rate spread	2.07%	1.63%	27.0%	2.01%	1.56%	28.8%

Interest rate margin	2.17%	1.88%	15.4%	2.15%	1.82%	18.1%

Number of financial centers	21	23	-8.7%	21	23	-8.7%

	September 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2009	2008	Variance %
(Dollars in thousands)
Investments and loans
Investment securities	$4,512,752	$3,945,626	14.4%
Loans (including loans held-for-sale), net	1,151,592	1,219,112	-5.5%
Securities sold but not yet delivered	417,280	834,976	-50.0%

	$6,081,624	$5,999,714	1.4%

Deposits and Borrowings
Deposits	$1,917,905	$1,785,300	7.4%
Repurchase agreements	3,557,086	3,761,121	-5.4%
Other borrowings	458,264	373,718	22.6%
Securities purchased but not yet received	30,945	398	7675.1%

	$5,964,200	$5,920,537	0.7%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	314,569	193,317	62.7%

	$382,569	$261,317	46.4%

Capital ratios
Leverage capital	7.69%	6.38%	20.5%

Tier 1 risk-based capital	15.81%	17.11%	-7.6%

Total risk-based capital	16.45%	17.73%	-7.2%

Trust assets managed	$1,759,464	$1,706,286	3.1%
Broker-dealer assets gathered	1,235,341	1,195,739	3.3%

Assets managed	2,994,805	2,902,025	3.2%
Assets owned	6,381,046	6,205,536	2.8%

Total financial assets managed and assets owned	$9,375,851	$9,107,561	3.0%

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
During the quarter ended September 30, 2009, the strategies in place enabled the Group to continue to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights of the third quarter included:
•	Pre-tax operating income (net interest income after provision for loan losses, core non-interest income from banking and financial service revenues, less non-interest expenses) of approximately $15.4 million compared to $14.2 million in the year-ago quarter.

•	Net interest income increased 17.3% compared to the year-ago quarter, due to an improvement in the net interest margin to 2.17% from 1.88% in the year-ago quarter, primarily reflecting lower cost of funds.

•	Benefitting from the strategic positioning of its investment securities portfolio, the Group took advantage of market conditions during the quarter to realize gains on sales of securities of $35.5 million. These gains more than offset a $17.6 million charge for early termination of $200 million in high-cost repurchase agreements and credit-related other than temporary impairment charges of $8.3 million on non-agency mortgage-backed securities.

•	Proceeds from these sales of securities have been used in a combination of strategies to position Oriental for a potential increase in interest rates, while maintaining the flexibility to take advantage of local market opportunities. These strategies include keeping higher levels of short-term money market instruments, and investing in seasoned U.S. agency mortgage-backed securities and short-to-intermediate maturing U.S. agency debentures.

•	Stockholders’ equity increased $22.9 million during the quarter and $121.3 million since December 31, 2008, representing an increase of 46.4% on a year-to-date basis. Book value per common share increased to $12.98, from $12.04 at June 30, 2009 and $7.96 at December 31, 2008.

•	Non-interest expenses fell 7.8% from the second quarter which included an industry-wide FDIC special assessment on insured depository institutions.
Income Available to Common Shareholders
For the quarter and nine-month period ended September 30, 2009, the Group’s income available to common shareholders totaled $20.1 million and $93.4 million, respectively, compared to a loss to common shareholders of $46.1 million and $17.2 million, respectively, in the comparable year-ago quarter and nine-month period. Earnings per basic and fully diluted common share were $0.83, for the quarter ended September 30, 2009, compared to losses per basic and fully diluted common share of $1.90 and $1.89, respectively, in the same year-ago period; and earnings per basic and fully diluted common share of $3.85 and $3.84 for the nine-month period ended September 30, 2009, compared to losses of $0.71 per basic and fully diluted common share in the year ago period.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter and nine-month period ended September 30, 2009, was 28.12% and 51.61%, respectively, up from (88.58%) and (8.97)% for the quarter and nine-month period ended September 30,2008, respectively. Return on average assets (ROA) for the quarter and nine-month period ended September 30, 2009, was 1.32% and 1.98%, respectively, up from (2.99%) and (0.30%), for the quarter and nine-month period ended September 30, 2008, respectively.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses increased 9.2% for the quarter and 15.6% for the nine-month period ended September 30, 2009, totaling $28.5 million and $87.8 million, respectively, compared with $26.1 million and $76.0 million for the same periods last year. Growth reflects the significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.
Non-Interest Income
Non-interest income was $16.3 million and $79.6 million, respectively, for the quarter and nine-month period ended September 30, 2009, representing an increase of 128.6% and 291.1% when compared to losses of $57.0 million and $41.7 million in the year-ago periods. Core banking and financial service revenues increased 18.3% and 7.4% when compared to the corresponding quarter and nine-month period ended September 30, 2008. During the September 2009 quarter the Group took advantage of market conditions during the quarter to realize gains on sales of securities of $35.5 million, partially offset by $17.6 million loss on the early termination of certain repurchase agreements and credit-related other than temporary impairment charges of $8.3 million on non-agency mortgage-backed securities.
Non-Interest Expenses
Non-interest expenses of $20.5 million and $62.0 million, respectively, for the quarter and nine-month period ended September 30, 2009, compared to $18.2 million and $54.0 million, respectively, in the year ago periods, resulting in an efficiency ratio of 50.82% and 51.31%, respectively, for the quarter and nine-month period ended September 30, 2009 (compared to 53.03% and 53.07% in the year-ago periods).

Income Tax Expense
The income tax expense was $3.0 million and $8.5 million, respectively, for the quarter and nine-month period ended September 30, 2009, which includes Puerto Rico’s additional taxes on international banking entities and financial institutions, compared to a benefit of $4.2 million and $6.1 million for the respective periods ended September 30, 2008.
Group’s Financial Assets
The Group’s total financial assets include owned assets and the assets managed by the trust division, the securities broker-dealer subsidiary, and the private pension plan administration subsidiary. At September 30, 2009, total financial assets reached $9.376 billion, compared to $9.108 billion at December 31, 2008, a 2.94% increase. When compared to December 31, 2008, there was 2.83% increase in assets owned as of September 30, 2009, while assets managed by the trust division and the broker-dealer subsidiary increased from $2.902 billion as of December 31, 2008 to $2.995 billion as of September 30, 2009.
The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At September 30, 2009, total assets managed by the Group’s trust division and CPC amounted to $1.759 billion, compared to $1.706 billion at December 31, 2008. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2009, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.235 billion, compared to $1.196 billion at December 31, 2008.
Interest Earning Assets
The investment portfolio amounted to $4.513 billion at September 30, 2009, a 14.4% increase compared to $3.946 billion at December 31, 2008, while the loan portfolio decreased 5.5% to $1.152 billion at September 30, 2009, compared to $1.219 billion at December 31, 2008.
The mortgage loan portfolio totaled $955.6 million at September 30, 2009, a 7.3% decrease from $1.031 billion at September 30, 2008, and a decrease of 6.6%, from $1.023 billion at December 31, 2008. Mortgage loan production for the quarter and nine-month period ended September 30, 2009, totaled $56.2 million and $188.1 million, respectively, which represents an increase of 0.2% for the quarter and a 3.7% increase for the nine-month period from the preceding year.
Interest Bearing Liabilities
Total deposits amounted to $1.918 billion at September 30, 2009, an increase of 7.5% compared to $1.785 billion at December 31, 2008, primarily due to increased retail deposits, particularly in demand deposit accounts.
Stockholders’ Equity
Stockholders’ equity at September 30, 2009, was $382.6 million, compared to $261.3 million at December 31, 2008, mainly reflecting increased earnings in the nine-month period.
The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2009, Tier 1 Leverage Capital Ratio was 7.69% (1.92 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 15.81% (3.95 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 16.45% (2.06 times the requirement of 8.00%).
Due to the initial adoption of FASB ASC 320-10-65-1, in the second quarter of 2009 the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008 for an amount of $14.4 million that increased retained earnings and accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital, but no impact on stockholders’ equity.

Financial Service-Banking Franchise
The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as Oriental expanded market share based on its service proposition and capital strength, as opposed to using rates to attract loans or deposits.
Lending
Total loan production and purchases of $69.2 million for the quarter remained strong, as the Group’s capital levels and low credit losses enabled it to continue prudent lending. The average FICO score was 724 and the average loan to value ratio was 84% on residential mortgage loans originated in the quarter.
The Group sells most of its conforming mortgages, which represented 94% of third quarter production, into the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.
Deposits
Growth in retail deposits primarily reflects increases in demand and savings deposits of $97.5 million in the quarter and $338.7 million year to date. The Group also reduced brokered deposits by $55.4 million in the quarter and $164.4 million year to date.
Assets Under Management
Assets under management increased 5.19% from June 30, 2009, to $2.99 billion, which contributed to a 14.6% sequential growth in financial service revenues.
Credit Quality
Net credit losses declined by 54.69%, to $0.9 million (0.32% of average loans outstanding), from $2.1 million (0.70%), in the previous quarter. The Group increased its provision for loan losses to $4.4 million, mainly due to an increase in non-performing commercial loans, resulting in a $20.2 million allowance at September 30, 2009, up 20.68% from the preceding quarter.
Non-performing loans (NPLs) increased $3.2 million in the quarter. The Group’s NPLs generally reflect the economic environment in Puerto Rico. The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of its loans are collateralized by real estate.
The Investment Securities Portfolio
Approximately 87% of the investment securities portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC, or GNMA and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government (85%), and Puerto Rico Government and agency obligations (2%). The remaining balance consists of non-agency collateralized mortgage obligations (10%) and structured credit investments (3%).

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2009	2008	in %	2009	2008	in BPS	2009	2008	in %

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$78,553	$84,744	-7.3%	5.19%	5.67%	(48)	$6,055,662	$5,980,562	1.3%
Tax equivalent adjustment	27,038	27,916	-3.1%	1.79%	1.87%	(8)	—	—	—

Interest-earning assets — tax equivalent	105,591	112,660	-6.3%	6.98%	7.54%	(56)	6,055,662	5,980,562	1.3%
Interest-bearing liabilities	45,659	56,703	-19.5%	3.12%	4.04%	(92)	5,855,924	5,612,134	4.3%

Tax equivalent net interest income / spread	$59,932	$55,957	7.1%	3.86%	3.50%	36	$199,738	$368,428	-45.8%

Tax equivalent interest rate margin				3.96%	3.74%	22

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$60,161	$64,478	-6.7%	5.11%	5.47%	(36)	$4,708,209	$4,717,589	-0.2%
Trading securities	5	2	150.0%	5.88%	1.54%	434	340	518	-34.4%
Money market investments	136	293	-53.6%	0.31%	3.07%	(276)	177,555	38,137	365.6%

	60,302	64,773	-6.9%	4.94%	5.45%	(51)	4,886,104	4,756,244	2.7%

Loans:
Mortgage	15,084	16,706	-9.7%	6.32%	6.48%	(16)	954,820	1,030,894	-7.4%
Commercial	2,689	2,663	1.0%	5.53%	6.29%	(76)	194,646	169,297	15.0%
Consumer	478	602	-20.6%	9.52%	9.98%	(46)	20,092	24,127	-16.7%

	18,251	19,971	-8.6%	6.24%	6.52%	(28)	1,169,558	1,224,318	-4.5%

	78,553	84,744	-7.3%	5.19%	5.67%	(48)	6,055,662	5,980,562	1.3%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	46,234	35,638	29.7%
Now accounts	5,046	912	453.3%	3.01%	2.40%	61	671,454	152,314	340.8%
Savings	249	2,298	-89.2%	1.50%	2.92%	(142)	66,424	315,124	-78.9%
Certificates of deposit	8,695	8,992	-3.3%	3.41%	3.87%	(46)	1,019,343	930,053	9.6%

	13,990	12,202	14.7%	3.10%	3.41%	(31)	1,803,455	1,433,129	25.8%

Borrowings:
Repurchase agreements	26,107	40,456	-35.5%	2.92%	4.27%	(135)	3,582,362	3,787,608	-5.4%
Interest rate risk management	1,102	—	100.0%	0.12%	0.00%	12	—	—	—

Total repurchase agreements	27,209	40,456	-32.7%	3.04%	4.27%	(123)	3,582,362	3,787,608	-5.4%
FHLB advances	3,039	3,323	-8.5%	4.25%	4.19%	6	285,934	317,184	-9.9%
Subordinated capital notes	333	540	-38.3%	3.70%	5.99%	(229)	36,083	36,083	0.0%
FDIC-guaranteed term notes	1,021	—	100.0%	3.71%	0.00%	371	110,000	—	100.0%
Other borrowings	67	182	-63.2%	0.70%	1.91%	(121)	38,090	38,130	-0.1%

	31,669	44,501	-28.8%	3.13%	4.26%	(113)	4,052,469	4,179,005	-3.0%

	45,659	56,703	-19.5%	3.12%	4.04%	(92)	5,855,924	5,612,134	4.3%

Net interest income / spread	$32,894	$28,041	17.3%	2.07%	1.63%	44

Interest rate margin				2.17%	1.88%	29

Excess of average interest-earning assets over average interest-bearing liabilities							$199,738	$368,428	-45.8%

Average interest-earning assets over average interest-bearing liabilities ratio							103.41%	106.56%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$1,766	$(6,237)	$(4,471)
Loans	(894)	(826)	(1,720)

	872	(7,063)	(6,191)

Interest Expense:
Deposits	3,154	(1,366)	1,788
Repurchase agreements	(2,191)	(11,056)	(13,247)
Other borrowings	814	(399)	415

	1,777	(12,821)	(11,044)

Net Interest Income	$(905)	$5,758	$4,853

TABLE 1 — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Interest			Average rate			Average balance
			Variance			Variance			Variance
	2009	2008	in %	2009	2008	in BPS	2009	2008	in %

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$244,535	$252,003	-3.0%	5.31%	5.64%	(33)	$6,135,733	$5,957,217	3.0%
Tax equivalent adjustment	80,690	80,374	0.4%	1.75%	1.80%	(5)	—	—	—

Interest-earning assets — tax equivalent	325,225	332,377	-2.2%	7.06%	7.44%	(38)	6,135,733	5,957,217	3.0%
Interest-bearing liabilities	145,488	170,468	-14.7%	3.30%	4.08%	(78)	5,887,022	5,565,169	5.8%

Tax equivalent net interest income / spread	$179,737	$161,909	11.0%	3.76%	3.36%	40	$248,711	$392,048	-36.6%

Tax equivalent interest rate margin				3.90%	3.62%	28

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$187,770	$190,751	-1.6%	5.24%	5.43%	(19)	$4,781,345	$4,683,794	2.1%
Trading securities	933	12	7675.0%	3.65%	3.15%	50	34,128	508	6618.1%
Money market investments	554	1,759	-68.5%	0.55%	3.61%	(306)	134,341	65,043	106.5%

	189,257	192,522	-1.7%	5.10%	5.40%	(30)	4,949,814	4,749,345	4.2%

Loans:
Mortgage	46,119	49,638	-7.1%	6.29%	6.46%	(17)	977,032	1,025,147	-4.7%
Commercial	7,677	7,914	-3.0%	5.43%	6.73%	(130)	188,425	156,708	20.2%
Consumer	1,482	1,929	-23.2%	9.65%	9.89%	(24)	20,462	26,017	-21.4%

	55,278	59,481	-7.1%	6.21%	6.57%	(36)	1,185,919	1,207,872	-1.8%

	244,535	252,003	-3.0%	5.31%	5.64%	(33)	6,135,733	5,957,217	3.0%

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	—	—	42,586	36,075	18.0%
Now accounts	13,151	1,310	903.9%	3.12%	1.78%	134	562,885	98,363	472.3%
Savings	615	9,999	-93.8%	1.38%	3.44%	(206)	59,382	387,644	-84.7%
Certificates of deposit	28,196	25,437	10.8%	3.49%	4.07%	(58)	1,077,891	833,912	29.3%

	41,962	36,746	14.2%	3.21%	3.61%	(40)	1,742,744	1,355,994	28.5%

Borrowings:
Repurchase agreements	89,834	120,904	-25.7%	3.24%	4.23%	45	3,696,862	3,806,756	-2.9%
Interest rate risk management	1,102	—	100.0%	0.04%	0.00%	4	—	—	—

Total repurchase agreements	90,937	120,904	-24.8%	3.28%	4.23%	(95)	3,696,862	3,806,756	-2.9%
FHLB advances	9,037	10,370	-12.9%	4.15%	4.22%	(7)	290,318	327,276	-11.3%
Subordinated capital notes	1,158	1,776	-34.8%	4.28%	6.56%	(228)	36,083	36,083	0.0%
FDIC-guaranteed term notes	2,154	—	100.0%	3.53%	0.00%	353	81,434	—	100.0%
Other borrowings	240	672	-64.3%	0.81%	2.29%	(148)	39,581	39,060	1.3%

	103,526	133,722	-22.6%	3.33%	4.24%	(91)	4,144,278	4,209,175	-1.5%

	145,488	170,468	-14.7%	3.30%	4.08%	(78)	5,887,022	5,565,169	5.8%

Net interest income / spread	$99,047	$81,535	21.5%	2.01%	1.56%	45

Interest rate margin				2.15%	1.82%	33

Excess of average interest-earning assets over average interest-bearing liabilities							$248,711	$392,048	-36.6%

Average interest-earning assets over average interest-bearing liabilities ratio							104.22%	107.04%

C. Changes in net interest income due to:	Volume	Rate	Total

Interest Income:
Investments	$7,665	$(10,930)	$(3,265)
Loans	(1,023)	(3,180)	(4,203)

	6,642	(14,110)	(7,468)

Interest Expense:
Deposits	9,312	(4,097)	5,215
Repurchase agreements	(2,703)	(27,264)	(29,967)
Other borrowings	1,266	(1,495)	(229)

	7,875	(32,856)	(24,981)

Net Interest Income	$(1,233)	$18,746	$17,513

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
For the quarter and nine-month period ended September 30, 2009, net interest income amounted to $32.9 million and $99.0 million, respectively, an increase of 17.3% and 21.5% from $28.0 million and $81.5 million, in the same periods of the previous year. The increase for the quarter and nine-month period reflects a 19.5% and 14.7% decrease in interest expense, due to a negative rate variance of interest-bearing liabilities of $12.8 million and $32.9 million, respectively, partially offset by a positive volume variance of interest-bearing liabilities $1.8 million and $7.9 million, respectively. The decrease of 7.3% and 3.0% in interest income for the quarter and nine-month period ended September 30, 2009, was primarily the result of a decrease of $7.1 million and $14.1 million, respectively in rate variance, partially offset by an increase of $1.0 million and $6.6 million, respectively, in volume variance. Interest rate spread increased 44 basis points to 2.07% for the quarter ended September 30, 2009 from 1.63% in the September 30, 2008 quarter, and 45 basis points to 2.01% for the nine-month period ended September 30, 2009 from 1.56% for the year ago period. These increases reflect a 113 basis point decrease in the average cost of funds to 3.13% in the quarter ended September 30, 2009 from 4.26% in September 30, 2008 quarter, partially offset by a 48 basis point decrease in the average yield of interest earning assets to 5.19% in the quarter ended September 30, 2009 from 5.67% in September 30, 2008 quarter; and a 91 point decrease in the average cost of funds to 3.33% in the nine-month period ended September 30, 2009 from 4.24% for the year ago period, partially offset by a 33 basis point decrease in the average yield of interest earning assets to 5.31% in the nine-month period ended September 30, 2009 from 5.64% for the year ago period.
For the quarter and nine-month period ended September 30, 2009, the average balances of total interest-earnings assets were $6.056 billion and $6.136 billion, respectively, a 1.3% and 3.0% increase from the same periods last year. The increase in the quarterly average balance of the 2009 third quarter reflects increases of 2.7% to $4.886 billion in the investment portfolio, partially offset by a decrease of 4.5% to $1.170 billion in the loans portfolio from the same period in previous year. The increase in the nine-month period average balance reflects increases of 4.2% to $4.950 billion in the investment portfolio, partially offset by a decrease of 1.8% to $1.186 billion in the loans portfolio for the 2009 nine-month period.
For the quarter and nine-month period ended September 30, 2009, the average yield on interest-earning assets was 5.19% and 5.31%, respectively, compared to 5.67% and 5.64% in the same periods last year, due to lower average yields in the loan portfolio and the investment portfolio. The loan portfolio yield decreased to 6.24% and 6.21% in the quarter and nine-month period ended September 30, 2009, respectively, versus 6.52% and 6.57% in the same periods last year, respectively. The investment portfolio yield decreased to 4.94% and 5.10% in the quarter and nine-month period ended September 30, 2009, respectively, versus 5.45% and 5.40% in the same periods last year, respectively.
For the quarter and nine-month period ended September 30, 2009, interest expense amounted to $45.7 million and $145.5 million, respectively, a decrease of 19.5% and 14.7%, respectively, from $56.7 million and $170.5 million, in the same periods last year, mainly resulting from a significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets. Reduction in cost of funds is mostly due to structured repurchase agreements amounting $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for December 2009.
For the quarter ended September 30, 2009, the cost of deposits decreased 31 basis points to 3.10%, as compared to the same period a year ago. For the nine-month period ended September 30, 2009, the cost of deposits decreased 40 basis points to 3.21%, as compared to the same period a year ago. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter and nine-month period ended September 30, 2009, the cost of borrowings decreased 113 basis points and 91 basis points, respectively, to 3.13% and 3.33%, respectively, from the same periods last year.

TABLE 2 — NON-INTEREST INCOME SUMMARY:
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Quarter ended September 30,			Nine-month period ended September 30,
	2009	2008	Variance %	2009	2008	Variance %
Financial service revenues	$3,764	$3,756	0.2%	$10,163	$12,496	-18.7%
Banking service revenues	1,422	1,406	1.1%	4,381	4,328	1.2%
Investment banking revenues (losses)	—	200	-100.0%	(4)	950	-100.4%
Mortgage banking activities	2,232	910	145.3%	7,191	2,461	192.2%

Total banking and financial service revenues	7,418	6,272	18.3%	21,731	20,235	7.4%

Excess of amortized costs over fair value on other-than temporarily impaired securities	(44,737)	(58,804)	23.9%	(107,331)	(58,804)	-82.5%
Non-credit related unrealized loss on securities recognized in other comprehensive income	36,478	—	—	94,656	—	100.0%

Other-than-temporary impairments on securities	(8,259)	(58,804)	-86.0%	(12,675)	(58,804)	78.4%

Net gain (loss) on:
Sale of securities	35,528	386	9104.1%	56,388	9,908	469.1%
Derivatives	(64)	(5,522)	98.8%	19,778	(13,247)	249.3%
Early extinguishment of repurchase agreements	(17,551)	—	-100.0%	(17,551)	—	-100.0%
Trading securities	(505)	(31)	-1529.0%	12,427	(32)	38934.4%
Foreclosed real estate	(278)	58	-579.3%	(576)	(452)	-27.4%
Other investments	10	16	-37.5%	34	132	-74.2%
Other	21	609	-96.6%	60	608	-90.1%

Total non-interest income (loss), net	$16,320	$(57,016)	128.6%	$79,616	$(41,652)	291.1%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $16.3 million and $79.6 million in the quarter and nine-month period ended September 30, 2009, an increase of 128.6% and 291.1% when compared to non-interest losses of $57.0 million and $41.7 million in the same periods last year. Increase in revenues from sale of securities was partially offset by decrease in financial service revenues.
Financial service revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage, and insurance activities, increased 18.3% and 7.4% to $7.4 million and $21.7 million in the quarter and nine-month period ended September 30, 2009, respectively, from $6.3 million and $20.2 million in the same periods of 2008, mainly the result of higher mortgage banking activities. Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 1.1% and 1.2% to $1.4 million and $4.4 million in the quarter and nine-month period ended September 30, 2009, respectively, from $1.4 million and $4.3 million in the same periods last year, mainly driven by increase in consumer banking activity. Income generated from mortgage banking activities increased 145.3% and 192.2% in the quarter and nine-month period ended September 30, 2009, respectively, from $910 thousand and $2.5 million in the quarter and nine-month period ended September 30, 2008, to $2.2 million and $7.2 million in the same periods of 2009 mainly the result of increased mortgage banking revenues due to the securitization and sale of mortgage loans held-for-sale into the secondary market and increase in residential mortgage loan production.

For the quarter and nine-month period ended September 30, 2009, gains from securities, derivatives, trading activities and other investment activities were $8.9 million and $57.9 million, compared to a loss of $63.3 million and $61.9 million for the same periods last year. During the quarter ended September 30, 2009, a loss of $64 thousands and during the nine-month period ended September 30, 2009, gain of $19.8 million, respectively, was recognized in derivatives, compared to a loss of $5.5 million and $13.2 million, respectively. During the third quarter of 2008, the Group charged $4.9 million as a loss in connection with equity indexed option agreements, and recorded an other-than-temporary non-cash loss of $58.8 million. Results for the nine months of 2008 include an interest-rate swap contract that the Group entered into on January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500.0 million, which was subsequently terminated resulting in a loss to the Group of approximately $7.9 million. Keeping with the Group’s investment strategy, during the nine-month periods ended September 30, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $35.5 million and $56.4 million, for the quarter and nine-month period ended September 30, 2009, respectively, increased when compared to $386 thousand and $9.9 million in the same periods a year ago. During the quarter and nine-month period ended September 30, 2009, a loss of $505 thousand and a gain of $12.4 million, respectively, was recognized in trading securities, compared to a loss of $31 thousand and a loss of $32 thousand, respectively.
The Group adopted the provisions of FASB ASC 320-10-65-1 as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses. These provisions require that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FASB ASC 320-10-65-1 and as more fully described below, in the second and third quarter of 2009 a $4.4 million and $8.3 million, respectively, net credit-related impairment loss was recognized in earnings and a $94.7 million noncredit-related impairment loss was recognized in other comprehensive income for several non-agency collateralized mortgage obligation pools not expected to be sold. Also in accordance with FASB ASC 320-10-65-1, in the second quarter of 2009 the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008. This reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of this non-agency collateralized mortgage obligation pool for which an other-than-temporary impairment loss was recognized in the third quarter of 2008 was adjusted by the amount of the cumulative effect adjustment. These other-than-temporary impairment losses do not have income tax effect because the impaired securities are held in the Group’s IBE, and potential recoveries of these losses, if any, are expected to occur in a period in which the income earned by IBE, would be 100% exempt from income taxes.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2009	2008	Variance %	2009	2008	Variance %
Compensation and employee benefits	$7,882	$7,742	1.8%	$23,626	$23,281	1.5%
Occupancy and equipment	3,747	3,561	5.2%	10,994	10,213	7.6%
Professional and service fees	2,459	2,457	0.1%	7,461	6,604	13.0%
Insurance	1,273	618	106.0%	5,560	1,799	209.1%
Advertising and business promotion	1,097	847	29.5%	3,329	2,757	20.7%
Taxes, other than payroll and income taxes	834	644	29.5%	2,129	1,862	14.3%
Electronic banking charges	471	428	10.0%	1,607	1,242	29.4%
Loan servicing expenses	397	352	12.8%	1,167	1,022	14.2%
Communications	382	314	21.7%	1,163	964	20.6%
Directors and investor relations	348	273	27.5%	1,029	854	20.5%
Clearing and wrap fees	293	294	-0.3%	860	901	-4.6%
Printing, postage, stationery and supplies	194	214	-9.3%	665	736	-9.6%
Other	1,109	453	144.8%	2,381	1,772	34.4%

Total non-interest expenses	$20,486	$18,197	12.6%	$61,971	$54,007	14.7%

Relevant ratios and data:
Compensation and benefits to non-interest expenses	38.5%	42.5%		38.1%	43.1%

Compensation to total assets (annualized)	0.49%	0.52%		0.49%	0.52%

Average compensation per employee (annualized)	$58.6	$56.8		$57.6	$56.6

Average number of employees	538	545		547	548

Assets owned per average employee	$11,861	$10,853		$11,666	$10,793

Non-interest expenses for the quarter and nine-month period ended September 30, 2009 were $20.5 million and $62.0 million, representing an increase of 12.6% and 14.7%, respectively, when compared to $18.2 million and $54.0 million in the same periods a year ago, primarily as a result of higher insurance expense, occupancy and equipment, professional and service fees, advertising and business promotion. Insurance expense increased 106.0% and 209.1% for quarter and nine-month period ended September 30, 2009, respectively, from $618 thousand and $1.8 million in the quarter and nine-month period ended September 30, 2008 to $1.3 million and $5.6 million in the same periods for 2009, mostly as a result of the industry-wide FDIC special assessment on insured depository institutions recognized during the second quarter of 2009, which was paid on September 2009. Occupancy and equipment charges increased 5.2% and 7.6% to $3.7 million and $11.0 million for the quarter and nine-month period ended September 30, 2009, respectively, from $3.6 million and $10.2 million in the same periods a year ago. Professional and service fee increased to $2.5 million and $7.5 million, representing an increase of 0.1% and 13.0% for the quarter and nine-month period ended September 30, 2009, respectively, when compared to $2.5 million and $6.6 million in the same periods a year ago. Advertising and business promotion increased 29.5% and 20.7% for the quarter and nine-month period ended September 30, 2009, respectively, from $847 thousands and $2.8 million in the quarter and nine-month period ended September 30, 2008 to $1.1 million and $3.3 million in the same periods for 2009. The non-interest expense results reflect an efficiency ratio of 50.82% for the quarter ended September 30, 2009, compared to 53.03% in the same quarter last year. For the nine-month period ended September 30, 2009, the efficiency ratio was 51.31% compared to 53.07% for the same periods last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $8.9 million and $57.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2009	2008	%	2009	2008	%
Balance at beginning of period	$16,718	$11,885	40.7%	$14,293	$10,161	40.7%
Provision for loan losses	4,400	1,950	125.6%	11,250	5,580	101.6%
Net credit losses — see Table 5	(942)	(1,369)	-31.2%	(5,367)	(3,275)	63.9%

Balance at end of period	$20,176	$12,466	61.8%	$20,176	$12,466	61.8%

Selected Data and Ratios:
Outstanding gross loans				$1,172,084	$1,232,304	-4.9%
Recoveries to charge-offs				5.04%	6.80%	-25.9%
Allowance coverage ratio
Total loans				1.72%	1.01%	70.2%
Non-performing loans				21.67%	18.16%	19.3%
Non-mortgage non-performing loans				211.42%	301.99%	-30.0%
TABLE 5 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2009	2008	%	2009	2008	%
Mortgage
Charge-offs	$(575)	$(648)	-11.3%	$(2,776)	$(1,128)	146.1%
Recoveries	31	—	100.00	70	—	100.00

	(544)	(648)	-16.0%	(2,706)	(1,128)	139.9%

Commercial
Charge-offs	(78)	(80)	-2.5%	(1,811)	(222)	715.8%
Recoveries	8	26	-69.2%	44	40	10.0%

	(70)	(54)	29.6%	(1,767)	(182)	870.9%

Consumer
Charge-offs	(384)	(732)	-47.5%	(1,065)	(2,164)	-50.8%
Recoveries	56	65	-13.8%	171	199	-14.1%

	(328)	(667)	-50.8%	(894)	(1,965)	-54.5%

Net credit losses
Total charge-offs	(1,037)	(1,460)	-29.0%	(5,652)	(3,514)	60.8%
Total recoveries	95	91	4.4%	285	239	19.2%

	$(942)	$(1,369)	-31.2%	$(5,367)	$(3,275)	63.9%

Net credit losses (recoveries) to average loans outstanding (1):

Mortgage	0.23%	0.25%		0.37%	0.15%

Commercial	0.14%	0.13%		1.25%	0.15%

Consumer	6.53%	11.06%		5.83%	10.07%

Total	0.32%	0.45%		0.60%	0.36%

Average loans:
Mortgage	$954,820	$1,030,894	-7.4%	$977,032	$1,025,147	-4.7%
Commercial	194,646	169,297	15.0%	188,425	156,708	20.2%
Consumer	20,092	24,127	-16.7%	20,462	26,017	-21.4%

Total	$1,169,558	$1,224,318	-4.5%	$1,185,919	$1,207,872	-1.8%

(1)	Annualized ratios
TABLE 6 — ALLOWANCE FOR LOSSES BREAKDOWN
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Allowance for loan losses breakdown:
Mortgage	$11,207	$8,514	31.6%	$7,018
Commercial	7,485	4,004	86.9%	3,171
Consumer	1,155	1,714	-32.6%	1,839
Unallocated allowance	329	61	439.3%	438

	$20,176	$14,293	41.2%	$12,466

Allowance composition:
Mortgage	55.6%	59.6%		56.3%
Commercial	37.1%	28.0%		25.4%
Consumer	5.7%	12.0%		14.8%
Unallocated allowance	1.6%	0.4%		3.5%

	100.0%	100.0%		100.0%

The provision for loan losses for the quarter and nine-month period ended September 30, 2009, totaled $4.4 million and $11.3 million, representing an increase of 125.6% and 101.6% from the $2.0 million and $5.6 million reported for the same periods last year. Based on an analysis of the credit quality and composition of the Group’s loan portfolio, management determined that the provision for the quarter and nine-month period ended September 30, 2009 was adequate in order to maintain the allowance for loan losses at an adequate level.
Net credit losses for the quarter ended September 30, 2009 decreased 31.2% to $942 thousand from $1.4 million and for the nine-month period ended September 30, 2009, increased 63.9% to $5.4 million from $3.3 million in the same periods of 2008. The increase was primarily due to higher net credit losses from mortgage loans and commercial loans. Non-performing loans of $93.1 million at September 30, 2009, were 35.6% higher than the $68.6 million at September 30, 2008, and 20.1% higher than the $77.5 million at December 31, 2008.
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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At September 30, 2009, the total investment in impaired loans was $6.8 million, compared to $4.6 million at December 31, 2008. Impaired loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired loans amounted to approximately $265 thousand and $1.1 million at September 30, 2009 and December 31, 2008, respectively. Net credit losses on impaired loans for the nine-month period ended September 30, 2009 were $776 thousand. There were no credit losses on impaired loans for the nine-month period ended September 30, 2008.
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
In the current year, the Group has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF SEPTEMBER 30, 2009

	Higher-Risk Residential Mortgage Loans*
	Junior Lien Mortgages		Interest Only Loans		High Loan-to-Value (LTV) Ratio Mortgages
	Carrying		Carrying		LTV 90% to 100%		LTV Over 100%
	Value	Allowance	Value	Allowance	Value	Allowance	Value	Allowance
				(In thousands)
Delinquency:
Current 90 days	$7,654	$40	$40,717	$264	$138,468	$685	$2,034	$10
91- 120 days	—	—	679	25	916	28	—	—
121 - 180 days	104	5	1,051	67	1,150	61	—	—
181- 365 days	241	15	2,665	200	5,228	267	—	—
Over 365 days	163	19	2,183	314	10,300	1,246	—	—

Total	$8,162	$79	$47,296	$871	$156,061	$2,288	$2,034	$10

Percentage of total loans	0.70%		4.04%		13.31%		0.17%

Refinanced or Modified Loans:
Amount	$—	$—	$—	$—	$1,975	$40	$1,324	$7

Percentage of Higher-Risk Loan Category	—		—		1.27%		65.11%

Current Loan-to-Value:
Under 70%	$7,812	$77	$3,657	$23	$—	$—	$—	$—
70%- 79%	350	2	7,504	169	—	—	—	—
80% - 89%	—	—	13,356	237	—	—	—	—
90% - 100%	—	—	22,779	441	156,061	2,288	—	—
Over 100%	—	—	—	—	—	—	2,034	10

	$8,162	$79	$47,296	$871	$156,061	$2,288	$2,034	$10

*	Loans may be included in more than one higher-risk loan category

FINANCIAL CONDITION
TABLE 8 — ASSETS SUMMARY AND COMPOSITION
AS OF SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Investments:
FNMA and FHLMC certificates	$2,601,515	$1,546,750	68.2%	$2,053,452
Obligations of US Government sponsored agencies	695,912	941,916	-26.1%	977,725
Non-agency collateralized mortgage obligations	457,216	529,664	-13.7%	587,154
CMO’s issued by US Government sponsored agencies	302,502	351,027	-13.8%	442,575
GNMA certificates	229,760	335,961	-31.6%	227,788
Structured credit investments	141,259	136,181	3.7%	141,027
Puerto Rico Government and agency obligations	64,466	82,927	-22.3%	70,810
FHLB stock	19,937	21,013	-5.1%	19,812
Other investments	185	187	-1.1%	171

	4,512,752	3,945,626	14.4%	4,520,514

Loans:
Loans receivable	1,145,555	1,206,843	-5.1%	1,201,152
Allowance for loan losses	(20,176)	(14,293)	41.2%	(12,466)

Loans receivable, net	1,125,379	1,192,550	-5.6%	1,188,686
Mortgage loans held-for-sale	26,213	26,562	-1.3%	31,152

Total loans, net	1,151,592	1,219,112	-5.5%	1,219,838

Securities sold but not yet delivered	417,280	834,976	-50.0%	4,857

Total securities and loans	6,081,624	5,999,714	1.4%	5,745,209

Other assets:
Cash and due from banks	141,198	14,370 88	2.6%	11,316
Money market investments	29,245	52,002 -4	3.8%	29,066
Accrued interest receivable	39,970	43,914	-9.0%	38,104
Premises and equipment, net	20,202	21,184 -	4.6%	20,911
Deferred tax asset, net	26,590	28,463 -	6.6%	22,577
Foreclosed real estate, net	8,319	9,162	-9.2%	8,220
Investment in equity indexed options	5,983	12,801 -5	3.3%	13,548
Other assets	27,915	23,926 1	6.7%	25,715

Total other assets	299,422	205,822	45.5%	169,457

Total assets	$6,381,046	$6,205,536	2.8%	$5,914,666

Investment portfolio composition:
FNMA and FHLMC certificates	57.7%	39.2%		45.5%
Obligations of US Government sponsored agencies	15.5%	23.9%		21.6%
Non-agency collateralized mortgage obligations	10.1%	13.4%		13.0%
CMO’s issued by US Government sponsored agencies	6.7%	8.9%		9.8%
GNMA certificates	5.1%	8.5%		5.0%
Structured credit investments	3.1%	3.5%		3.1%
Puerto Rico Government and agency obligations	1.4%	2.1%		1.6%
FHLB stock	0.4%	0.5%		0.4%

	100.0%	100.0%		100.0%

At September 30, 2009, the Group’s total assets amounted to $6.381 billion, an increase of 2.8%, when compared to $6.206 billion at December 31, 2008. Interest-earning assets were $6.082 billion at September 30, 2009, a 1.4% increase compared to $6.000 billion at December 31, 2008.

Investments principally consist of U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, and Puerto Rico government bonds. At September 30, 2009, the investment portfolio increased 14.37% to $4.513 billion, from $3.946 billion at December 31, 2008.
At September 30, 2009, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.152 billion, a decrease of 5.5% when compared to $1.219 billion at December 31, 2008, mainly the result of increase in the securitization and sale of mortgage loans held-for-sale into the secondary market. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. Loan production and purchases for the quarter and nine-month period ended September 30, 2009, increased 1.8% and 1.4%, respectively, to $69.2 million and $230.0 million, compared to $68.0 million and $226.8 million for the quarter and nine-month period ended September 30, 2008, respectively.
TABLE 9 — NON-PERFORMING ASSETS
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Non-performing assets:
Non- Accruing Loans	$46,794	$38,779	20.7%	$32,855
Accruing Loans	46,300	38,710	19.6%	35,786

Total Non-performing loans	93,094	77,489	20.1%	68,641
Foreclosed real estate	8,319	9,162	-9.2%	8,220

	$101,413	$86,651	17.0%	$76,861

Non-performing assets to total assets	1.59%	1.40%		1.30%

TABLE 10 — NON-PERFORMING LOANS
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Non-performing loans:
Mortgage	$83,551	$71,531	16.8%	$64,513
Commercial, mainly secured by real estate	8,792	5,186	69.5%	3,308
Consumer	751	772	-2.7%	820

Total	$93,094	$77,489	20.1%	$68,641

Non-performing loans composition:
Mortgage	89.8%	92.3%		94.0%
Commercial, mainly secured by real estate	9.4%	6.7%		4.8%
Consumer	0.8%	1.0%		1.2%

Total	100.0%	100.00%		100.00%

Non-performing loans to:
Total loans	7.94%	6.28%	26.4%	5.57%

Total assets	1.46%	1.25%	16.8%	1.16%

Total capital	24.33%	29.65%	-17.9%	28.36%

Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2009, the Group’s non-performing mortgage loans totaled $83.6 million (89.7% of the Group’s non-performing loans), a 16.8% increase from the $71.5 million (92.3% of the Group’s non-performing loans) reported at December 31, 2008. Non-performing loans in this category are primarily residential mortgage loans.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2009, the Group’s non-performing commercial loans amounted to $8.8 million (9.4% of the Group’s non-performing loans), a 69.5% increase when compared to non-performing commercial loans of $5.2 million reported at December 31, 2008 (6.7% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2009, the Group’s non-performing consumer loans amounted to $751 thousand (0.8% of the Group’s total non-performing loans), a 2.7% decrease from the $772 thousand reported at December 31, 2008 (1.0% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended September 30, 2009, totaled approximately $2.3 million.
At September 30, 2009, the Group’s total liabilities were $5.998 billion, 0.9% higher than the $5.944 billion reported at December 31, 2008. Deposits and borrowings, the Group’s funding sources, amounted to $5.933 billion at September 30, 2009, an increase of 0.2% when compared to $5.920 billion reported at December 31, 2008. Borrowings represented 69.8% of interest-bearing liabilities and deposits represented 30.2%.
The FHLB system functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgages and investment securities. FHLB funding amounted to $281.7 million at September 30, 2009, versus $308.4 at December 31, 2008. These advances mature from May 2012 through May 2014.
At September 30, 2009, deposits reached $1.918 billion, up 7.4%, compared to the $1.785 billion reported at December 31, 2008. The increase in deposits was driven by interest bearing checking accounts, which totaled $702.4 million at September 30, 2009, up 75.3% when compared to the $400.6 million reported at December 31, 2008, increase of 38.1% in non-interest bearing demand deposits from $53.2 million to $73.1 million and also by savings accounts deposits, which increased 33.0% during the nine-month period ended September 30, 2009, from $50.2 million at December 31, 2008, to $66.7 million. This increase was partially offset by a decrease in certificates of deposit, which totaled $1.1 billion, net of accrued interest payable of $6.9 million, at September 30, 2009, down 15.4% when compared to the $1.3 billion reported at December 31, 2008.

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
(Dollars in thousands)

	September 30,	December 31	Variance	September 30,
	2009	2008	%	2008
Deposits:
Non-interest bearing demand deposits	73,097	$53,165	37.5%	$56,883
NOW accounts	702,397	400,623	75.3%	395,178
Savings accounts	66,710	50,152	33.0%	59,245
Certificates of deposit	1,068,777	1,274,862	-16.2%	1,000,755

	1,910,981	1,778,802	7.4%	1,512,061
Accrued interest payable	6,924	6,498	6.6%	5,728

	1,917,905	1,785,300	7.4%	1,517,789

Borrowings:
Federal funds purchases and other short term borrowings	35,328	29,193	21.0%	41,026
Securities sold under agreements to repurchase	3,557,086	3,761,121	-5.4%	3,770,755
Advances from FHLB	281,741	308,442	-8.7%	281,724
FDIC-guaranteed term notes	105,112	—	100.0%	—
Subordinated capital notes	36,083	36,083	0.0%	36,083

	4,015,350	4,134,839	-2.9%	4,129,588

Total deposits and borrowings	5,933,255	5,920,139	0.2%	5,647,377

Securities purchased but not yet received	30,945	398	7675.1%	—
Other liabilities	34,277	23,682	44.7%	25,271

Total liabilities	$5,998,477	$5,944,219	0.9%	$5,672,648

Deposits portfolio composition percentages:
Non-interest bearing deposits	3.8%	3.0%		3.8%
NOW accounts	36.8%	22.5%		26.1%
Savings accounts	3.5%	2.8%		3.9%
Certificates of deposit	55.9%	71.7%		66.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	0.9%	0.7%		1.0%
Securities sold under agreements to repurchase	88.6%	91.0%		91.3%
Advances from FHLB	7.0%	7.5%		6.8%
FDIC-guaranteed term notes	2.6%	0.0%		0.0%
Subordinated capital notes	0.9%	0.8%		0.9%

	100.0%	100.0%		100.0%

Repurchase agreements
Amount outstanding at quarter-end	$3,557,086	$3,761,121		$3,770,755

Daily average outstanding balance	$3,696,862	$3,800,673		$3,806,756

Maximum outstanding balance at any month-end	$3,779,627	$3,858,680		$3,858,680

Stockholders’ Equity
At September 30, 2009, the Group’s total stockholders’ equity was $382.6 million, a 46.4% increase when compared to $261.3 million at December 31, 2008. The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2009, the Tier 1 Leverage Capital Ratio was 7.69%, the Tier 1 Risk-Based Capital Ratio was 15.81%, and the Total Risk-Based Capital Ratio was 16.45%.
Due to the initial adoption of FASB ASC 320-10-65-1, in the second quarter of 2009 the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008 for an amount of $14.4 million that increased retained earnings and accumulated other comprehensive loss. This reclassification had a positive impact on regulatory capital, but no impact on stockholders’ equity.

The following are the consolidated capital ratios of the Group at September 30, 2009 and 2008, and December 31, 2008:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Capital data:
Stockholders’ equity	$382,569	$261,317	46.4%	$242,018

Regulatory Capital Ratios data:
Leverage Capital Ratio	7.69%	6.38%	20.5%	5.98%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$496,541	$389,235	27.6%	$359,165

Minimum Tier 1 Capital Required	$258,445	$244,101	5.9%	$240,281

Tier 1 Risk-Based Capital Ratio	15.81%	17.11%	-7.6%	15.93%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$496,541	$389,235	27.6%	$359,165

Minimum Tier 1 Risk-Based Capital Required	$125,657	$91,022	38.1%	$90,168

Total Risk-Based Capital Ratio	16.45%	17.73%	-7.2%	16.49%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$516,717	$403,523	28.1%	$371,631

Minimum Total Risk-Based Capital Required	$251,314	$182,044	38.1%	$180,336

Tangible common equity (1) to total assets	4.90%	3.08%	59.1%	2.91%

Tangible common equity to risk-weighted assets	9.95%	8.40%	18.5%	7.63%

Total equity to total assets	6.00%	4.21%	42.5%	4.09%

Total equity to risk-weighted assets	12.18%	11.47%	6.2%	10.74%

Stock data:
Outstanding common shares, net of treasury	24,232	24,297	-0.3%	24,293

Book value per common share	$12.98	$7.96	63.1%	$7.16

Market price at end of period	$12.70	$6.05	109.9%	$17.86

Market capitalization	$307,746	$146,991	109.4%	$433,873

	Nine-month period ended September 30,		Variance
	2009	2008	%
Common dividend data:
Cash dividends declared	$2,916	$10,206	-71.4%

Cash dividends declared per share	$0.12	$0.42	-71.4%

Payout ratio	3.13%	-59.15%	-105.3%

Dividend yield	1.26%	3.11%	-59.5%

(1)	Tangible common equity consists of common equity less goodwill.

The following provides the high and low prices and dividend per share of the Group’s stock:

	PRICE		Cash Dividend
Quarter ended	High	Low	per share
2009
September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

2007
December 31, 2007	$14.56	$11.01	$0.14

September 30, 2007	$11.63	$8.39	$0.14

June 30, 2007	$12.42	$10.58	$0.14

March 31, 2007	$14.04	$11.25	$0.14

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective. The table below shows the Bank’s regulatory capital ratios at September 30, 2009 and 2008, and December 31, 2008:

(Dollars in thousands)	September 30,	December 31,	Variance	September 30,
	2009	2008	%	2008
Oriental Bank and Trust
Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	6.99%	5.41%	29.2%	4.94%

Actual Tier 1 Capital	$438,796	$311,300	41.0%	$279,538

Minimum Capital Requirement (4%)	$250,967	$230,164	9.0%	$226,190

Minimum to be well capitalized (5%)	$313,709	$287,705	9.0%	$282,738

Tier 1 Capital to Risk-Weighted Assets	14.19%	14.20%	-0.1%	13.89%

Actual Tier 1 Risk-Based Capital	$438,796	$311,300	41.0%	$279,538

Minimum Capital Requirement (4%)	$123,727	$87,686	41.1%	$80,499

Minimum to be well capitalized (6%)	$185,591	$131,530	41.1%	$120,749

Total Capital to Risk-Weighted Assets	14.84%	14.85%	-0.1%	14.51%

Actual Total Risk-Based Capital	$458,972	$325,593	41.0%	$292,004

Minimum Capital Requirement (8%)	$247,454	$175,373	41.1%	$160,998

Minimum to be well capitalized (10%)	$309,318	$219,216	41.1%	$201,248

Although risk-based capital increased due to the results of operations and the adoption of FASB ASC 320-10-65-1, Tier 1 and Total Capital to Risk-Weighted Assets slightly decreased since several non-agency CMOs fell bellow investment grade and their weighting increased from 100% to 200%, thus, increasing the risk-weighted asset base.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2009, the Group’s market capitalization for its outstanding common stock was $307.7 million ($12.70 per share).
On April 25, 2007, the Board of Directors formally adopted the Oriental Financial Group Inc. 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which was subsequently approved at the September 27, 2007 annual meeting of stockholders. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards.

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
Each quarter, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
(1)	using a static balance sheet as the Group had on the simulation date, and

(2)	using a growing balance sheet based on recent growth patterns and business strategies.
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
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2009, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(In thousands)
+ 200 Basis points	$18,559	16.26%	18,086	14.99%

+ 100 Basis points	$11,275	9.88%	11,009	9.12%

- 100 Basis points	$(20,025)	-17.54%	(21,447)	-17.78%

- 200 Basis points	$(29,044)	-25.44%	(29,557)	-24.50%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fixed rate to better match the re-pricing nature of these borrowings. At September 30, 2009 there are open forward settled swaps with an aggregate notional amount of $600 million. The forward settle date of these swaps is December 28, 2011 with a final maturity of September 28, 2014. A derivative liability of $690 thousands is recognized in the unaudited consolidated statement of financial position related to the valuation of these swaps. There were no outstanding interest rate swaps as of December 31, 2008.
Structured borrowings — The Group uses structured repurchase agreements and advances from the FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.
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
At September 30, 2009 and December 31, 2008, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $6.0 million, and $12.8 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $9.2 million and $16.6 million, respectively, recorded in deposits.

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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $457.2 million in non-government agency pass-through collateralized mortgage obligations and $141.3 million in structured credit investments that are considered of a higher credit risk than agency securities.
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
The Group meets its liquidity management objectives by maintaining (i) liquid assets in the form of investment securities, (ii) sufficient unused borrowing capacity in the national money markets, and achieving (iii) consistent growth in core deposits. As of September 30, 2009, the Group had approximately $573.5 million in investment securities and $385.3 million in mortgage loans available to cover liquidity needs.
The Group utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance as it protects the Group’s liquidity from market disruptions. The principal sources of short-term funds are deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB. ALCO reviews credit availability on a regular basis. The Group securitizes and sells mortgage loans as supplemental source of funding. Long-term certificates of deposit as well as long-term funding through the issuance of notes have also provided additional funding. The cost of these different alternatives, among other things, is taken into consideration. The Group’s principal uses of funds are the origination of loans, the repayment of maturing deposit accounts and borrowings.

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
The Commonwealth of Puerto Rico government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and the Governor signed, laws to reduce spending by 10% in an attempt to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. It is not possible to determine the impact on the economy of these measures at this time.
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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2009.

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
On July 27 2007, the Board approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stock. The shares of common stock so repurchased are to be held by the Group as treasury shares. There were no purchases of equity securities under this repurchase program during the quarter ended September 30, 2009.The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at September 30, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
Item 5. OTHER INFORMATION
a)	None

b)	None
Item 6. EXHIBITS

10.28	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Date: November 6, 2009

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: November 6, 2009
Norberto González
Executive Vice President and Chief Financial Officer