Form 10-K
period 2009-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2010-03-11
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.
Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:
997 San Roberto Street
Oriental Center 10th Floor
Professional Office Park
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was $235.0 million based upon the reported closing price of $9.70 on the New York Stock Exchange as of June 30, 2009.

As of February 28, 2010, the Group had 24,179,686 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s annual report to shareholders for the year 2009 are incorporated herein by reference in response to Items 5 through 9A of Part II and Item 15(a)(1) of Part IV.

Portions of the Group’s definitive proxy statement relating to the 2009 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2009

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

The Group provides comprehensive financial services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; checking and savings accounts; financial planning, insurance, wealth management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 21 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuing to maintain effective asset-liability management, growing non-interest revenues from banking and financial services, and improving operating efficiencies.

The Group’s strategy involves:

(1) Strengthening its banking and financial services franchise by expanding its ability to attract deposits and build relationships with mid net worth individual customers and professionals and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2) Focusing on greater growth in mortgage, commercial and consumer lending; trust and wealth management services, insurance products; and increasing the level of integration in the marketing and delivery of banking and financial services;

(3) Matching its portfolio of investment securities with the related funding to better lock-in favorable spreads, and primarily investing in U.S. government agency obligations.

(4) Improving operating efficiencies, and continuing to maintain effective asset-liability management; and

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

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances, wholesale deposits, and subordinated capital notes. Through its branch system, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, LIBOR, and mainland U.S. market interest rates.

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

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 21 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses, placing the Bank in the mainstream of financial services in Puerto Rico. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), which is a wholly-owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The IBE subsidiary offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

Servicing assets represent the contractual right to service loans for others. Servicing assets are included as part of other assets in the consolidated statements of financial condition. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected. Servicing assets are initially recognized at fair value. For subsequent measurement of servicing rights, the Group has elected the amortization method with periodic testing for impairment.

Loan Underwriting

All loan originations, regardless of whether originated through the Group’s retail banking network or purchased from third parties, must be underwritten in accordance with the Group’s underwriting criteria including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Group’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Group’s underwriting personnel, while operating within the Group’s loan offices, make underwriting decisions independent of the Group’s mortgage loan origination personnel.

Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, it is Group’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity. Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, London Interbank Offered Rate (“LIBOR”) or another established index.

Sale of Loans and Securitization Activities

The Group may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Group is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Group can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Group then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Group with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Group also has the option to sell such loans through the FNMA and FHLMC cash window programs.

Financial Services Activities

Financial services activities are generated by such businesses as securities brokerage, wealth management, trust services, retirement planning, insurance, and pension administration.

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

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists of mortgage-backed securities, obligations of U.S. Government sponsored agencies, Puerto Rico Government and agency obligations, structured credit investments, and money market instruments. Agency mortgage-

backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Group also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and wealth management services at each of its branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers in making prompt credit decisions and on the rates and fees that it charges.

Regulation and Supervision

General

The Group is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election must be and remain at all times “well capitalized” and “well managed.”

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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC, and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

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

The Group and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. OFSC, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers.

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

Dividend Restrictions

The principal source of funds for the Group’s holding company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the Banking Act”), the FDIA and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends from the reserve account. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. For more information see Note 13 to the accompanying consolidated financial statements.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB-NY stock in an amount equal to the greater of $500; 1% of the Bank’s aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations; or 5% of the Bank’s aggregate amount of outstanding advances by the FHLB-NY. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments, home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB-NY held by the Bank. At no time may the aggregate amount of outstanding advances made by the FHLB-NY to the Bank exceed 20 times the amount paid in by the Bank for capital stock in the FHLB-NY.

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the following categories: asset, management, earnings, and liquidity. The Bank is a “well-capitalized” institution.

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

On May 10, 2009, President Barack Obama signed the Helping Families Save Their Home Act which extends the temporary increase in the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor through December 31, 2013. The legislation provides that the SMDIA limit will return to $100,000 on January 1, 2014. The legislation did not increase coverage for retirement accounts, which continues to be $250,000.

The Temporary Liquidity Guarantee Program (TLGP) of the FDIC is intended to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC provides the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until June 30, 2010. The Group opted to become a participating entity on both of these programs and will pay applicable fees for participation. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP is assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the TLGP. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September. An annual fee of 100 basis points is paid to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes.

On February 27, 2009, the FDIC adopted a final rule to alter the way in which the FDIC’s risk-based assessment system differentiates for risk, change deposit insurance assessment rates, and make technical and other changes to the rules governing the risk-based assessment system. Under this final rule, risk-based rates will range between 12 and 45 cents per $100 of domestic deposits (annualized) and between 7 and 77.5 cents per $100 of domestic deposits after adjustments, effective April 1, 2009. Most institutions will be charged between 7 and 24 cents per $100 of deposits. Also on February 27, 2009, the FDIC adopted an interim final rule to impose an emergency special assessment of 20 cents per $100 of deposits on June 30, 2009, and to allow the FDIC to impose emergency special assessments after June 30, 2009 of 10 cents per $100 of deposits if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level that is close to zero or negative at the end of a calendar quarter. The Group’s special assessment was $2.9 million.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The Bank’s prepayment of the assessment for 2010, 2011 and 2012 amounted to $22.6 million.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2009, the Bank was a well capitalized institution and was therefore not subject to these limitations on brokered deposits.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2009, the

Group was in compliance with all capital requirements. For more information, please refer to Note 13 to the accompanying consolidated financial statements.

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

Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to greater-than-10% shareholders of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Group and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal controls over financial reporting.

The Group includes in its annual report on Form 10-K the management assessment regarding the effectiveness of the Group’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation, as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. As of December 31, 2009, the Group’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2009, legal surplus amounted to $45.3 million (December 31, 2008 - $43.0 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount shall include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300 thousand of unencumbered assets or acceptable financial guarantees.

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

Employees

At December 31, 2009, the Group had 526 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

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

The Group’s corporate governance guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, and corporate governance and nominating committee are available free of charge on the Group’s website at www.orientalfg.com in the investor relations section under the corporate governance link. The Group’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.	RISK FACTORS

In addition to the other information contained elsewhere in this report and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described below or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

We may incur a significant impairment charge in connection with a decline in the market value of our investment securities portfolio, including our non-agency collateralized mortgage obligations and structured credit investments

The majority of our earnings come from our Treasury business segment, which encompasses our investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, we utilize and review information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

When the fair value of a security declines, management must assess whether the decline is “other-than-temporary.” When the decline in fair value is deemed “other-than-temporary,” the amortized cost basis of the investment security is reduced to its then current fair value. On April 1, 2009, we adopted FASB Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities and, in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, our intent to not sell the security or whether it is more-likely-than-not that we will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other than temporary impairments” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale prices received and adjusted amortized cost of such assets at the time of sale. The review of whether a decline in fair value is other-than-temporary considers numerous factors and many of these factors involve significant judgment.

For more information about our investment securities portfolio and our other-than-temporary impairment losses on securities in 2009, see Note 2 to the accompanying consolidated financial statements.

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

Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased 3.7% during the fiscal year ended June 30, 2009.

The Commonwealth of Puerto Rico government is currently addressing a fiscal deficit. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government included reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.3% for December 2009, compared with an unemployment rate of 13.1% for December 2008.

Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rican Credit Act of March 2, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every corporation engaged in trade or business in Puerto Rico, including banks, insurance companies, and international banking entities, will be subject to an additional five percent (5%) surcharge on corporate income tax. This temporary tax was enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.

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

The level of real estate prices in Puerto Rico had been more stable than in other U.S. markets, but the current economic environment has accelerated the devaluation of properties and has increased portfolio delinquency when compared with previous periods. Additional economic weakness in Puerto Rico and the U.S. mainland could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral. The housing market has suffered a substantial slowdown in sales activity in recent quarters.

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

Although we expect to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption such as the one currently being experienced in the U.S. financial system, or if negative developments occur with respect to us, the availability and cost of our funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing our net interest income, or we may need to dispose of a portion of our investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

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

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows

We operate an international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico that provides us with significant tax advantages. Our international banking entity has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage backed securities. This exemption has allowed us to have effective tax rates significantly below the maximum statutory tax rates. In the past, the legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to international banking entities. In the event legislation passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by international banking entities, the consequences could have a materially adverse impact on us, including increasing our tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

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

We may engage in FDIC-assisted transactions, which could present risk to our business

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these transactions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risk in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We may not be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material effect on our business, financial condition and results of operations.

Stock price volatility

The trading price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding the operations, business prospects or industry outlook. Risk factors may include the following:

•	operating results that may be worse than the expectations of management, securities analysts and investors;

•	developments in the business or in the financial sector in general;

•	regulatory changes affecting the industry in general or the business and operations;

•	the operating and securities price performance of peer financial institutions;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	changes in global financial markets and global economies and general market conditions.

Stock markets, in general, and our common stock in particular, have recently experienced significant price and volume volatility and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to the operating performance or prospects.

Dividends on our common stock

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on the common stock, we are not required to do so. The Group expects to continue to pay dividends but its ability to pay future dividends at current levels will necessarily depend upon its earnings, financial condition, and market conditions.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements

Our financial statements are subject to the application of our accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, commercial banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns five branch premises and leases sixteen branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2009, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group was $25.4 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2009, was $24.2 million.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2009 and 2008, as well as cash dividends declared for such periods are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2009, the Group had approximately 4,123 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), which provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan replaced and superseded the Oriental Financial Group Inc. 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.

The following table shows certain information pertaining to the Omnibus plan as of December 31, 2009:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding those reflected in
	warrants and	warrants and	column
Plan Category	rights	rights	(a))

Equity compensation plans approved by shareholders:
Omnibus Plan	219,301 (1)	10.47	330,699

(1)	Includes 71,676 stock options and 147,625 restricted stock units.

The Group recorded approximately $742,000, $559,000 and $86,000 related to compensation expense for options issued during the years ended December 31, 2009, 2008, and 2007, respectively.

Purchases of equity securities by the issuer and affiliated purchasers

Under the Group’s current stock repurchase program it is authorized to purchase in the open market up to $15.0 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Group as treasury shares. There were no repurchases made under the program during 2009. The approximate dollar value of shares that may yet be repurchased under the plan amounted to $11.3 million at December 31, 2009.

Stock Performance Graph

The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that the Group specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.

The following performance graph compares the yearly percentage change in the Group’s cumulative total shareholder return on its shares of common stock to that of the Russell 2000 Index and the SNL Bank Index. The peer group and broad equity market indexes used herein are respectively the Russell 2000 Index and SNL Bank Index. The performance graph assumes that $100 was invested on December 31, 2004 in each of the Group’s common stock, the Russell 2000 Index and the SNL Bank Index. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of the Group’s common stock.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Oriental Financial Group Inc.	100.00	45.36	49.64	53.84	25.43	46.29

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0. The following ratios of the Group should be read in conjunction with the portions of such report filed as Exhibit 13.0. Selected financial data are presented for the last five fiscal years.

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

									Six-Month Period		Fiscal Year
Consolidated Ratios of Earnings to Combined	Year Ended December 31,								Ended December 31,		Ended June 30,
Fixed Charges and Preferred Stock Dividends:	2009		2008		2007		2006		2005		2005

Excluding Interest on Deposits	1.18	x	1.07	x	1.22	x	(A	)	1.21	x	1.66	x
Including Interest on Deposits	1.13	x	1.05	x	1.17	x	(A	)	1.16	x	1.48	x

(A)	During 2006, earnings were not sufficient to cover preferred dividends, and the ratio was less than 1:1. The Group would have had to generate additional earnings of $10.0 million to achieve a ratio of 1:1 in 2006.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of the dates presented above, the Group had noncumulative preferred stock issued and outstanding amounting to $68.0 million as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Group is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0, under the caption “Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0. The consolidated financial statements of this report set forth the list of all reports required by this item, and they are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

b.	Management’s Report on Internal Control over Financial Reporting

The Management’s Report on Internal Control over Financial Reporting is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0.

c.	Attestation Report of the Public Accounting Firm

The registered public accounting firm’s attestation report on the Group’s internal control over financial reporting is incorporated herein by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0.

d.	Changes in Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in rules 13a — 15(f) and 15d — 15 (f) under the Exchange Act) during the last quarter of the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference from the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) — Financial Statements

The list of financial statements required by this item is set forth in the financial data index incorporated by reference from portions of the 2009 annual report to shareholders filed as Exhibit 13.0.

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit No.:	Description Of Document:

3 (i)	Certificate of Incorporation, as amended.(1)
3 (ii)	By-Laws.(2)
4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(3)
4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(4)
10.5	Lease Agreement between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.6	First Amendment to Lease Agreement Dated May 18, 2004, between Oriental Financial Group Inc. and Professional Office Park V, Inc.(5)
10.8	Employment Agreement between Oriental Financial Group Inc. and José Rafael Fernández(6)
10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. Fernández(5)
10.13	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(5)
10.14	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(5)
10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(6)
10.18	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Julio R. Micheo(9)
10.19	Technology Outsourcing Agreement between Oriental Financial Group Inc. and Metavante Corporation(10)
10.20	Amended and Restated 2007 Omnibus Performance Incentive Plan(11)
10.21	Form of qualified stock option award and agreement(12)
10.22	Form of restricted stock award and agreement(13)
10.23	Form of restricted unit award and agreement(14)
10.24	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(15)
12.0	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).
13.0	Portions of the 2009 annual report to shareholders

Exhibit No.:	Description Of Document:

21.0	List of subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from Exhibit No. 3 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(2)	Incorporated herein by reference from Exhibit No. 3(ii) of the Group’s current report on Form 8-K filed with the SEC on June 23, 2008.

(3)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(4)	Incorporated herein by reference from Exhibit No. 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(5)	Incorporated herein by reference from Exhibit 10 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(6)	Incorporated herein by reference from Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(7)	Incorporated herein by reference from Exhibit 10.2 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(8)	Incorporated herein by reference from Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on December 4, 2006.

(9)	Incorporated herein by reference from Exhibit 10 of the Group’s current report on Form 10-K filed with the SEC on December 15, 2006

(10)	Incorporated herein by reference from Exhibit 10.23 of the Group’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(11)	Incorporated herein by reference from the Group’s definitive proxy statement for the 2009 annual meeting of stockholders filed with the SEC on April 28, 2008.

(12)	Incorporated herein by reference from Exhibit No. 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(13)	Incorporated herein by reference from Exhibit No. 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(14)	Incorporated herein by reference from Exhibit 10.27 of the Group’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(15)	Incorporated herein by reference from Exhibit 10.28 of the Group’s quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Fernández José Rafael Fernández President and Chief Executive Officer	Dated: March 11, 2010

By: /s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: March 11, 2010

By: /s/ César A. Ortiz César A. Ortiz Senior Vice President and Controller	Dated: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José J. Gil de Lamadrid José J. Gil de Lamadrid Chairman of the Board	Dated: March 11, 2010

By: /s/ José Rafael Fernández José Rafael Fernández Vice Chairman of the Board	Dated: March 11, 2010

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo Director	Dated: March 11, 2010

By: /s/ Pablo I. Altieri Dr. Pablo I. Altieri Director	Dated: March 11, 2010

By: /s/ Maricarmen Aponte Maricarmen Aponte Director	Dated: March 11, 2010

By: /s/ Francisco Arriví Francisco Arriví Director	Dated: March 11, 2010

By: /s/ Nelson García Nelson García Director	Dated: March 11, 2010

By: /s/ Julian Inclán Julian Inclán Director	Dated: March 11, 2010

By: /s/ Rafael Machargo Rafael Machargo Director	Dated: March 11, 2010

By: /s/ Pedro Morazzani Pedro Morazzani Director	Dated: March 11, 2010

By: /s/ Josen Rossi Josen Rossi Director	Dated: March 11, 2010