Form 10-Q
period 2010-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2010-05-07
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
33,101,406 common shares ($1.00 par value per share)
outstanding as of April 30, 2010

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

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$450,323	$247,691
Money market investments	17,758	29,432

Total cash and cash equivalents	$468,081	$277,123

Investments:
Trading securities, at fair value with amortized cost of $293 (December 31, 2009 - $522)	293	523
Investment securities available-for-sale, at fair value with amortized cost of $4,673,956 (December 31, 2009 - $5,044,017)	4,616,819	4,953,659
Other investments	150	150
Federal Home Loan Bank (FHLB) stock, at cost	19,937	19,937

Total investments	4,637,199	4,974,269

Securities sold but not yet delivered	116,747	—

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	27,785	27,261
Loans receivable, net of allowance for loan losses of $25,977 (December 31, 2009 - $23,272)	1,103,494	1,112,808

Total loans, net	1,131,279	1,140,069

Accrued interest receivable	37,100	33,656
Deferred tax asset, net	32,186	31,685
Premises and equipment, net	18,571	19,775
Foreclosed real estate	9,918	9,347
Servicing asset	7,569	7,120
Other assets	49,870	57,789

Total assets	$6,508,520	$6,550,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$729,769	$693,506
Savings accounts	108,661	86,792
Certificates of deposit	977,903	965,203

Total deposits	1,816,333	1,745,501

Borrowings:
Federal funds purchased and other short-term borrowings	37,953	49,179
Securities sold under agreements to repurchase	3,557,149	3,557,308
Advances from FHLB	281,687	281,753
FDIC-guaranteed term notes	105,112	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	4,017,984	4,030,157

Securities purchased but not yet received	171,813	413,359
Accrued expenses and other liabilities	38,216	31,650

Total liabilities	6,044,346	6,220,667

Stockholders’ equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; $25 liquidation value; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding	68,000	68,000
Common stock, $1 par value; 40,000,000 shares authorized; 34,479,397 shares issued; 33,103,028 shares outstanding (December 31, 2009 - 25,739,397; 24,370,854 )	34,479	25,739
Additional paid-in capital	299,542	213,445
Legal surplus	46,480	45,279
Retained earnings	85,796	77,584
Treasury stock, at cost 1,376,369 shares (December 31, 2009 - 1,368,543 shares)	(17,127)	(17,142)
Accumulated other comprehensive loss, net of tax of $3,966 (December 31, 2009 - $7,445)	(52,996)	(82,739)

Total stockholders’ equity	464,174	330,166

Commitments and Contingencies

Total liabilities and stockholders’ equity	$6,508,520	$6,550,833

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter ended March 31
	2010	2009
	(In thousands, except per share data)
Interest income:
Loans	$17,598	$18,320
Mortgage-backed securities	43,594	50,708
Investment securities and other	9,105	14,903

Total interest income	70,297	83,931

Interest expense:
Deposits	11,243	13,823
Securities sold under agreements to repurchase	25,285	35,799
Advances from FHLB and other borrowings	3,012	3,096
FDIC-guaranteed term notes	1,021	112
Subordinated capital notes	298	436

Total interest expense	40,859	53,266

Net interest income	29,438	30,665
Provision for loan losses	4,014	3,200

Net interest income after provision for loan losses	25,424	27,465

Non-interest income:
Financial service revenues	3,978	3,114
Banking service revenues	1,647	1,393
Investment banking revenues (losses)	—	(12)
Mortgage banking activities	1,797	2,153

Total banking and financial service revenues	7,422	6,648

Excess of amortized cost over fair value on other-than-temporarily impaired securities	(39,590)	—
Non-credit related unrealized loss on securities recognized in other comprehensive income	38,958	—

Other-than-temporary impairments on securities	(632)	—

Net gain (loss) on:
Sale of securities	12,020	10,340
Derivatives	(10,636)	434
Trading securities	(3)	(27)
Foreclosed real estate	(117)	(162)
Other investments	9	13
Other	14	—

Total non-interest income, net	8,077	17,246

Non-interest expenses:
Compensation and employee benefits	8,250	7,724
Occupancy and equipment	3,594	3,489
Professional and service fees	2,153	2,608
Insurance	1,833	815
Taxes, other than payroll and income taxes	857	646
Advertising and business promotion	699	1,204
Electronic banking charges	678	540
Loan servicing expenses	427	383
Communication	342	379
Director and investors relations	315	349
Clearing and wrap fees expenses	297	330
Other	948	806

Total non-interest expenses	20,393	19,273

Income before income taxes	13,108	25,438
Income tax expense	1,172	690

Net income	11,936	24,748
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$10,735	$23,547

Income per common share:
Basic	$0.42	$0.97

Diluted	$0.41	$0.97

Average common shares outstanding	25,857	24,245
Average potential common shares-options	75	3

Average diluted common shares outstanding	25,932	24,248

Cash dividends per share of common stock	$0.04	$0.04

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,
CHANGES IN STOCKHOLDERS’ EQUITY:	2010	2009
	(In thousands)
Preferred stock:

Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	25,739	25,739
Issuance of common stock	8,740	—

Balance at end of period	34,479	25,739

Additional paid-in capital:
Balance at beginning of period	213,445	212,625
Issuance of common stock	90,896	—
Stock-based compensation expense	263	159
Common stock issuance costs	(5,062)	—

Balance at end of period	299,542	212,784

Legal surplus:
Balance at beginning of period	45,279	43,016
Transfer from retained earnings	1,201	2,455

Balance at end of period	46,480	45,471

Retained earnings:
Balance at beginning of period	77,584	51,233
Net income	11,936	24,748
Cash dividends declared on common stock	(1,322)	(972)
Cash dividends declared on preferred stock	(1,201)	(1,201)
Transfer to legal surplus	(1,201)	(2,455)

Balance at end of period	85,796	71,353

Treasury stock:
Balance at beginning of period	(17,142)	(17,109)
Stock purchased	—	(181)
Stock used to match defined contribution plan 1165(e)	15	126

Balance at end of period	(17,127)	(17,164)

Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(82,739)	(122,187)
Other comprehensive income, net of tax	29,743	35,355

Balance at end of period	(52,996)	(86,832)

Total stockholders’ equity	$464,174	$319,351

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,
COMPREHENSIVE INCOME	2010	2009
	(In thousands)
Net income	$11,936	$24,748

Other comprehensive income:
Unrealized gain on securities available-for-sale arising during the period	44,610	49,874
Realized gain on investment securities included in net income	(12,020)	(10,340)
Excess of amortized cost over fair value on other-than-temporarily impaired securities	39,590	—
Non-credit related unrealized loss on securities	(38,958)	—
Income tax effect related to unrealized gain on securities available-for-sale	(3,479)	(4,179)

Other comprehensive income for the period	29,743	35,355

Comprehensive income	$41,679	$60,103

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$11,936	$24,748

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	135	51
Amortization of premiums, net of accretion of discounts	5,559	740
Other-than-temporary impairments on securities	632	—
Depreciation and amortization of premises and equipment	1,333	1,468
Deferred income tax expense (benefit)	(3,979)	862
Provision for loan losses	4,014	3,200
Stock-based compensation	263	159
Fair value adjustment of servicing asset	(449)	648
(Gain) loss on:
Sale of securities	(12,020)	(10,340)
Sale of mortgage loans held for sale	(862)	(2,482)
Derivatives	10,636	(434)
Mortgage tax credits	—	(2,153)
Sale of foreclosed real estate	117	162
Sale of premises and equipment	(14)	—
Originations and purchases of loans held-for-sale	(49,958)	(55,400)
Proceeds from sale of loans held-for-sale	17,633	37,799
Net (increase) decrease in:
Trading securities	230	(352)
Accrued interest receivable	(3,444)	5,329
Other assets	419	(6,891)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(563)	(2,071)
Accrued expenses and other liabilities	4,476	2,013

Net cash used in operating activities	(13,906)	(2,944)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(2,104,008)	(2,341,384)
FHLB stock	—	(13,199)
Equity options	(524)	(790)
Maturities and redemptions of:
Investment securities available-for-sale	915,890	1,089,870
FHLB stock	—	14,400
Proceeds from sales of:
Investment securities available-for-sale	1,238,588	1,360,318
Foreclosed real estate	2,228	2,728
Premises and equipment	(75)	5
Origination and purchase of loans, excluding loans held-for-sale	(28,153)	(29,726)
Principal repayment of loans	30,642	30,980
Additions to premises and equipment	(40)	(1,829)

Net cash provided by investing activities	54,548	111,373

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	69,377	30,317
Federal funds purchased and other short term borrowings	(11,226)	15,117
Proceeds from:
Issuance of FDIC-guaranteed term notes	—	105,000
Advances from FHLB	—	760,680
Issuance of common stock, net	94,574	—
Repayments of advances from FHLB	—	(787,380)
Purchase of treasury stock	—	(181)
Termination of derivative instruments	(236)	—
Dividends paid on common and preferred stock	(2,173)	(4,603)

Net cash provided by financing activities	150,316	118,950

Net change in cash and cash equivalents	190,958	227,379
Cash and cash equivalents at beginning of period	277,123	66,372

Cash and cash equivalents at end of period	$468,081	$293,751

Supplemental Cash Flow Disclosure and Schedule of Noncash Activities:
Interest paid	$41,445	$55,337

Mortgage loans securitized into mortgage-backed securities	$32,873	$33,355

Securities sold but not yet delivered	$116,747	$289,565

Securities purchased but not yet received	$171,813	$112,628

Transfer from loans to foreclosed real estate	$2,916	$3,409

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Group’s 2009 annual report on Form 10-K.
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
Oriental Financial Services is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCFI. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and, if the conditions so warrant, the Group engages in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues or originates and of its mortgage loan portfolio.
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
Loans and Allowance for Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, unamortized discount related to mortgage servicing right (MSR) sold and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using the interest method. When a loan is paid off or sold, any unamortized deferred fee (cost) is credited (charged) to income.
Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms, except for collateralized residential mortgage loans for which recognition is discontinued when they become 365 days or more past due based on contractual terms and are then written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.
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

The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This calculation is the starting point for management’s systematic determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the credit grading assigned to commercial loans, delinquency levels, loss trends and other information including underwriting standards and economic trends.
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
Financial Instruments
Certain financial instruments, including derivatives, trading securities and investment securities available-for-sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.
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
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g. callable brokered CDs and medium-term notes elected for fair value option under the fair value measurement framework), whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
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
The Group changed its method of determining the amount of other-than-temporary impairments for debt securities and for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. On April 1, 2009, the Group adopted FASB Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Group’s intent to not sell the security or whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other than temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”
The Group’s review for impairment generally entails:
•	intent to sell the debt security;

•	if it is more likely than not that the entity will be required to sell the debt securities before the anticipated recovery;

•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	periodic evaluation of investment in FHLB stock;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment.
Income Taxes
In preparing the unaudited consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.
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
In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that the Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The uncertain tax positions accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Group’s uncertain tax positions accruals are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of statute of limitations.
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
The Group’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.
Equity-Based Compensation Plans
The Group's Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008.
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
The Omnibus Plan replaced and superseded the Group’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.
The expected term of stock options granted represents the period of time that stock options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares of common stock over the most recent period equal to the expected term of the stock options.
Subsequent Events
The Group has evaluated other events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
Reclassifications
Certain amounts in prior years have been reclassified to conform to the presentation adopted in the current year.

Recent Accounting Developments:
FASB Accounting Standards Update (“ASU”) 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”
Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends FASB ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Group did not have a material impact on its unaudited consolidated financial statements as a result of this update.
FASB ASU 2009-16, “Accounting for Transfers of Financial Assets (FASB ASC Subtopic 860-10)”
In June 2009, the FASB issued a revision which eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Group has adopted this guidance for transfers of financial assets commencing on January 1, 2010. The adoption of the new accounting guidance on accounting for transfers of financial assets did not have a material effect on the Group’s unaudited consolidated financial statements.
FASB ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASC Subtopic 860-10)”
The FASB amended on June 2009 the guidance applicable to variable interest entities (“VIE”) and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The new guidance requires ongoing evaluation of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the Group commencing on January 1, 2010. The adoption of the new accounting guidance on variable interest entities did not have a material effect on the Group’s unaudited consolidated financial statements.
FASB ASU 2010-06, “Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Improving Disclosures about Fair Value Measurements”
FASB Accounting Standards Update 2010-06, issued in January 2010, requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in FASB ASC Subtopic 820-10. This update amends Subtopic 820-10 and now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. Also in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, this update clarifies existing disclosures as follows: (i) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. This guidance did not have a material effect on the Group’s unaudited consolidated financial statements.

FASB ASU 2010-08, “Technical Corrections to Various Topics”
FASB Accounting Standards Updated 2010-08, issued in February 2010, eliminates some inconsistencies and outdated provisions and provides clarifications to various topics in the FASB ASC. While none of the provisions in the amendments in this update fundamentally change U.S. GAAP, certain clarifications made to the guidance on embedded derivatives and hedging (Subtopic 815-15 of the FASB ASC) may cause a change in the application of that Subtopic, and thus, special transition provisions are provided to accounting changes related to that Subtopic. The amendments in this update are effective for the first reporting period, including interim periods, beginning after issuance, except for certain amendments made to Topic 815 and the nullification of paragraph 852-70-40-45-2, which are effective for periods beginning after December 15, 2009 and December 15, 2008, respectively. The Group did not have an impact on its unaudited consolidated financial statements as a result of this update. This guidance did not have a material effect on the Group’s unaudited consolidated financial statements.
FASB ASU 2010-10, “Consolidation (Topic 810) — Amendments for Certain Investment Funds”
FASB Accounting Standards Update 2010-10, issued in February 2010, clarifies the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167, which makes the consolidation requirements deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special-purpose entities. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the Statement 167 amendments to Topic 810. Early application is not permitted. This guidance did not have a material effect on the Group’s unaudited consolidated financial statements.
FASB ASU 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives”
FASB Accounting Standards Update 2010-11, issued in March 2010, clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. The amendments in this update are effective as of the beginning of a reporting entity’s first fiscal quarter beginning after June 10, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. Currently, the Group does not anticipate that this guidance will have a material effect on the unaudited consolidated financial statements.
FASB ASU 2010-18, “Receivables (Topic 310) — Effect of a Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset”
FASB Accounting Standards Update 2010-18, issued in April 2010, clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this update are effective for modification of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Group does not anticipate that this guidance will have a material effect on the unaudited consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial condition, statement of operations or cash flows.
NOTE 2 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months of less at the date of acquisition. At March 31, 2010, and December 31, 2009, cash equivalents included as part of cash and due from banks amounted to $17.8 million and $29.4 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$600,926	$939	$6,364	$595,501	4.70%
Puerto Rico Government and agency obligations	71,556	8	5,051	66,513	5.37%
Structured credit investments	61,723	—	21,633	40,090	3.68%

Total investment securities	734,205	947	33,048	702,104

FNMA and FHLMC certificates	3,275,908	18,418	17,079	3,277,247	4.39%
GNMA certificates	308,636	8,923	—	317,559	4.64%
CMOs issued by US Government sponsored agencies	245,052	4,076	416	248,712	5.15%
Non-agency collateralized mortgage obligations	110,155	—	38,958	71,197	5.19%

Total mortgage-backed-securities and CMOs	3,939,751	31,417	56,453	3,914,715

Total securities available-for-sale	$4,673,956	$32,364	$89,501	$4,616,819	4.51%

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$1,037,722	$359	$30,990	$1,007,091	3.18%
Puerto Rico Government and agency obligations	71,537	9	6,181	65,365	5.37%
Structured credit investments	61,722	—	23,340	38,382	3.69%

Total investment securities	1,170,981	368	60,511	1,110,838

FNMA and FHLMC certificates	2,766,317	22,154	24,298	2,764,173	4.62%
GNMA certificates	339,830	7,317	1,044	346,103	4.81%
CMOs issued by US Government sponsored agencies	279,454	7,057	3	286,508	5.20%
Non-agency collateralized mortgage obligations	487,435	—	41,398	446,037	5.78%

Total mortgage-backed-securities and CMOs	3,873,036	36,528	66,743	3,842,821

Total securities available-for-sale	$5,044,017	$36,896	$127,254	$4,953,659	4.48%

The amortized cost and fair value of the Group’s investment securities at March 31, 2010, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Due after 5 to 10 years	235,979	230,904
Due after 10 years	498,226	471,200

	734,205	702,104

Mortgage-backed securities
Due after 5 to 10 years	16,634	17,445
Due after 10 years	3,923,117	3,897,270

	3,939,751	3,914,715

	$4,673,956	$4,616,819

Keeping with the Group’s investment strategy, during the quarters ended March 31, 2010 and 2009, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the quarter ended March 31, 2010, the Group sold $20.0 million of discount notes with minimal aggregate gross gains which amounted to less than $1 thousand and sold $247.0 million of discounted notes with minimal aggregate gross losses amounted to less than $1 thousand.
In December 2009, the Group made the strategic decision to sell $116.0 million of collateralized debt obligations at a loss of $73.9 million. For the same strategic reasons, in early January 2010, the Group sold $374.3 million of non-agency collateralized mortgage obligations which contemplated a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.
The tables below present an analysis of the gross realized gains and losses by category for the quarters ended March 31, 2010 and 2009:
Quarter ended March 31, 2010

						Gross
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gross Gains	Losses
			(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$267,000	$265,990	$266,996	$266,996	$—	$—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	902,967	750,615	687,211	675,191	12,020	—
GNMA Certificates	32,873	32,927	32,912	32,912	—
Non-agency collateralized mortgage obligations	626,619	623,695	368,216	368,216	—	—

Total mortgage-backed securities and CMOs	1,562,459	1,407,237	1,088,339	1,076,319	12,020	—

Total	$1,829,459	$1,673,227	$1,355,335	$1,343,315	$12,020	$—

Quarter ended March 31, 2009

					Gross	Gross
Description	Original Face	Original Cost	Sale Price	Sale Book Value	Gains	Losses
			(in thousands)
Sale of Securities Available-for-Sale
Investment securities
Puerto Rico Government and agency obligations	$11,000	$11,000	$11,000	$11,000	$—	$—
Obligations of U.S. Government sponsored agencies	366,000	366,000	365,981	365,981	4	4

Total investment securities	377,000	377,000	376,981	376,981	4	4

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	458,053	459,756	421,181	410,889	10,292	—
GNMA certificates	40,085	40,588	40,625	40,577	48	—

Total mortgage-backed securities and CMOs	498,138	500,344	461,806	451,466	10,340	—

Total	$875,138	$877,344	$838,787	$828,447	$10,344	$4

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:
March 31, 2010
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$2,519,775	$17,079	$2,502,696
Obligations of US Government sponsored agencies	279,833	5,949	273,884
CMOs issued by US Government sponsored agencies	118,447	416	118,031

	2,918,055	23,444	2,894,611

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	110,155	38,958	71,197
Puerto Rico Government and agency obligations	71,174	5,051	66,123
Structured credit investments	61,723	21,633	40,090
Obligations of US Government sponsored agencies	21,093	415	20,678

	264,145	66,057	198,088

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	2,519,775	17,079	2,502,696
Obligations of US Government sponsored agencies	300,926	6,364	294,562
CMOs issued by US Government sponsored agencies	118,447	416	118,031
Non-agency collateralized mortgage obligations	110,155	38,958	71,197
Puerto Rico Government and agency obligations	71,174	5,051	66,123
Structured credit investments	61,723	21,633	40,090

	$3,182,200	$89,501	$3,092,699

December 31, 2009
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	1,772,575	24,287	1,748,288
Obligations of US Government sponsored agencies	602,926	30,990	571,936
GNMA certificates	154,916	1,030	153,886
CMOs issued by US Government sponsored agencies	2,701	3	2,698

	2,533,118	56,310	2,476,808

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$605	$11	$594
GNMA certificates	350	14	336
Non-agency collateralized mortgage obligations	113,122	41,398	71,724
Puerto Rico Government and agency obligations	71,155	6,181	64,974
Structured credit investments	61,722	23,340	38,382

	246,954	70,944	176,010

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	1,773,180	24,298	1,748,882
Obligations of US Government sponsored agencies	602,926	30,990	571,936
GNMA certificates	155,266	1,044	154,222
Non-agency collateralized mortgage obligations	113,122	41,398	71,724
Puerto Rico Government and agency obligations	71,155	6,181	64,974
Structured credit investments	61,722	23,340	38,382
CMOs issued by US Government sponsored agencies	2,701	3	2,698

	$2,780,072	$127,254	$2,652,818

The Group constantly monitors the non-agency mortgage-backed securities portfolio to measure the collateral performance and gauge trends for such positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions. This assessment is made using a cash flow model that estimates the cash flows on the underlying mortgages, based on the security-specific collateral and deal structure, and also includes inputs such as constant default rates, prepayment rates, and loss severity. The cash flows estimated by the model are distributed through the different tranches of each security, considering subordination for the different tranches. The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for the securities. Significant inputs included estimated cash flows, defaults and recoveries. The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche. This ratio was then multiplied by the principal balance of the security to determine the credit-related impairment loss.
The Group adopted the provisions of FASB ASC 320-10-65-1, as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security, and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, these provisions require that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes.
During the quarter ended March 31, 2010 net credit-related impairment losses of $632 thousand were recognized in earnings and $39.0 million of noncredit-related impairment losses were recognized in other comprehensive income for a non-agency collateralized mortgage obligation pool not expected to be sold. Major inputs to measure the amount related to the credit losses were 11.01% of default rate, 43.26% of severity, and 14.25% for prepayment rate.

The following table summarizes other-than-temporary impairment losses (in thousands) on securities for the quarter ended March 31, 2010:

Excess of amortized cost over fair value on other-than-temporarily impaired securities	$(39,590)
Non-credit related unrealized loss on securities recognized in other comprehensive income	38,958

Net impairment losses recognized in earnings	$(632)

At March 31, 2010 the total credit related other-than-temporary impairment loss recorded on this non-agency collateralized mortgage obligation amounted to $26.0 million ($21.1 million in 2008, before the adoption of FASB ASC 320-10-65-1, $4.3 million in 2009, and $632 thousand in 2010). The Group does not intend to sell this security, and it is more likely than not, that it will not be required to sell this security prior to the recovery of its amortized cost basis less any current period credit losses.
The following table presents a summary of credit-related impairment losses recognized in earnings (in thousands) on the aforementioned security:
Credit-related impairment losses recognized in earnings in:

2008	$21,080
2009	4,309
2010	632

Total credit related impairment losses recognized in earnings up to March 31, 2010	$26,021

At March 31, 2010, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $21.6 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs). The Group estimates that it will recover all interest and principal for the Group’s specific tranches of these securities. This assessment is based on an analysis in which the credit quality of the Group’s positions was evaluated through a determination of the expected losses on the underlying collateral. The losses on the underlying corporate pools were inferred by observations on the credit ratings and credit spreads of the reference entities or market quotes used to derive the credit spreads. The spreads of the portfolios were converted to loss probabilities, and these were applied to a model that provided estimated projected losses for each security. The model results show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
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
Other securities in an unrealized loss position at March 31, 2010 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at March 31, 2010, are also temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At March 31, 2010, the Group does not have the intent to sell these investments in unrealized loss position.
NOTE 3 — PLEDGED ASSETS
At March 31, 2010, residential mortgage loans amounting to $538.8 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.9 billion, $78.6 million and $52.4 million at March 31, 2010, were pledged to secure investment securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, at March 31, 2010, investment securities with fair values totaling $11.7 million were pledged against interest rate swaps contracts, while others with fair values of $120 thousand were pledged to the OCIF.
As of March 31, 2010, investment securities available-for-sale not pledged amounted to $592.0 million. As of March 31, 2010, mortgage loans not pledged amounted to $391.8 million.

NOTE 4 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans Receivable
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within three main categories: mortgage, commercial and consumer. The composition of the Group’s loan portfolio at March 31, 2010 and December 31, 2009 was as follows:

	(In thousands)
	March 31, 2010	December 31, 2009
Loans secured by real estate:
Residential — 1 to 4 family	$886,926	$898,790
Home equity loans, secured personal loans and others	19,356	20,145
Commercial	156,329	157,631
Deferred loan fees, net	(3,334)	(3,318)

	1,059,277	1,073,248

Other loans:
Commercial	47,410	40,146
Personal consumer loans and credit lines	22,954	22,864
Deferred loan fees, net	(170)	(178)

	70,194	62,832

Loans receivable	1,129,471	1,136,080
Allowance for loan losses	(25,977)	(23,272)

Loans receivable, net	1,103,494	1,112,808
Mortgage loans held-for-sale	27,785	27,261

Total loans, net	$1,131,279	$1,140,069

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
The changes in the allowance for loan losses for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$23,272	$14,293
Provision for loan losses	4,014	3,200
Loans charged-off	(1,392)	(2,425)
Recoveries	83	79

Balance at end of period	$25,977	$15,147

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At March 31, 2010, the total investment in impaired commercial loans was $16.6 million (December 31, 2009 — $15.6 million). The impaired commercial loans were measured based on the fair value of collateral. The valuation allowance for impaired commercial loans amounted to approximately $624 thousand and $709 thousand at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the total investment in impaired mortgage loans was $10.5 million (December 31, 2009 — $10.7 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $706 thousand and $683 thousand at March 31, 2010 and December 31, 2009, respectively.

NOTE 5 — SERVICING ASSETS
The Group periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Group may purchase or assume the right to service loans originated by others. Whenever the Group undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the servicer for performing the servicing. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Group for its expected cost. Servicing assets are presented as other assets in the consolidated statements of financial condition.
Effective January 1, 2007, all separately recognized servicing assets are initially recognized at fair value with the income statement effect recorded in mortgage banking activities. For subsequent measurement of servicing rights, during 2009 the Group elected the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and are included with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Fair value at beginning of period	$7,120	$2,819
Purchases	—	—
Servicing from securitizations or assets transfers	685	624
Changes due to payments on loans	(104)	(49)
Changes in fair value due to changes in valuation model inputs or assumptions	(132)	73

Fair value at end of period	$7,569	$3,467

Key economic assumptions ranges used in measuring the servicing assets retained at the date of the residential mortgage loan securitizations as follows:

	Quarter Ended March 31,
	2010	2009
Constant prepayment rate	8.40% – 29.58%	13.34% – 31.78%

Discount rate	11.00% – 14.00%	10.00% – 13.00%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Carrying value of servicing assets	$7,569	$7,120

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(262)	$(312)
Decrease in fair value due to 20% adverse change	$(523)	$(603)

Discount rate
Decrease in fair value due to 10% adverse change	$(331)	$(330)
Decrease in fair value due to 20% adverse change	$(649)	$(632)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption.
In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities.
Mortgage banking activities, a component of total banking and financial service revenues in the unaudited consolidated statements of operations, include the changes from period to period in the fair value of the servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Servicing fees income which is reported in the unaudited consolidated statement of operations as mortgage banking activities is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; and are recorded as income when earned. Servicing fees totaled $485 thousand and $319 thousand for the quarters ended March 31, 2010 and 2009, respectively. There were no late fees and ancillary fees recorded for any quarter.
NOTE 6 — PREMISES AND EQUIPMENT
Premises and equipment at March 31, 2010 and December 31, 2009 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	March 31,	December 31,
	(Years)	2010	2009
		(In thousands)
Land	—	$978	$978
Buildings and improvements	40	3,018	2,982
Leasehold improvements	5 – 10	19,170	19,198
Furniture and fixtures	3 – 7	8,575	8,527
Information technology and other	3 – 7	16,912	16,944

		48,653	48,629
Less: accumulated depreciation and amortization		(30,082)	(28,854)

		$18,571	$19,775

Depreciation and amortization of premises and equipment for the quarters ended March 31, 2010 and 2009 totaled $1.3 million and $1.5 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.
NOTE 7 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2010 and December 31, 2009 consists of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Loans	$11,067	$10,888
Investments	26,033	22,768

	$37,100	$33,656

Other assets at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Prepaid FDIC Insurance	$20,996	$22,568
Investment in equity indexed options	7,875	6,464
Mortgage tax credits	3,819	3,819
Other prepaid expenses	3,496	4,269
Debt issuance costs	3,223	3,531
Goodwill	2,006	2,006
Investment in Statutory Trust	1,086	1,086
Forward settlement swaps	—	8,511
Accounts receivable and other assets	7,369	5,535

	$49,870	$57,789

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $21.0 million and $22.6 million at March 31, 2010 and December 31, 2009, respectively.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.9 million (notional amount of $150.5 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $10.9 million (notional amount of $145.4 million) and $9.5 million (notional amount of $145.4 million), respectively and are included in other liabilities on the unaudited consolidated statements of financial condition.
In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits to financial institutions that provided financing for the acquisition of new homeowners for the period from December 2007 to December 2008 up to a maximum amount of $220 million in tax credits overall. At March 31, 2010 and December 31, 2009, the Group’s mortgage loan tax credits amounted to $3.8 million.
In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At March 31, 2010 and December 31, 2009 this deferred issue cost was $3.2 million.
At March 31, 2010 and December 31, 2009 there were open forward settlement swaps with an aggregate notional amount of $900 million. The forward settlement date of these swaps is December 28, 2011 with final maturities ranging from December 28, 2013 through December 28, 2014. A derivative liability of $1.8 million and a derivative asset of $8.5 million was recognized at March 31, 2010 and December 31, 2009, respectively, related to the valuation of these swaps.

NOTE 8 — DEPOSITS AND RELATED INTEREST
Total deposits as of March 31, 2010, and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Non-interest bearing demand deposits	$90,925	$73,548
Interest-bearing savings and demand deposits	747,505	706,750
Individual retirement accounts	317,620	312,843
Retail certificates of deposit	330,641	312,410

Total retail deposits	1,486,691	1,405,551
Institutional deposits	184,763	136,683
Brokered deposits	144,879	203,267

	$1,816,333	$1,745,501

At March 31, 2010 and December 31, 2009, the weighted average interest rate of the Group’s deposits was 2.71%, and 3.13%, respectively, inclusive of non-interest bearing deposits of $90.9 million, and $73.5 million, respectively. Interest expense for the quarters ended March 31, 2010 and 2009 is set forth below:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Demand and savings deposits	$3,904	$3,752
Certificates of deposit	7,339	10,071

	$11,243	$13,823

At March 31, 2010 and December 31, 2009, time deposits in denominations of $100 thousand or higher amounted to $439.0 million, and $359.1 million, including public fund deposits from various local government agencies of $75.1 million and $63.4 million at a weighted average rate of 0.73% and 0.62%, which were collateralized with investment securities with fair value of $78.6 million and $72.6 million, respectively.
Excluding equity indexed options in the amount of $10.9 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $4.2 million and unamortized deposit discounts in the amount of $14.2 million, the scheduled maturities of time deposit at March 31, 2010 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$215,855
Over 3 months through 1 year	332,254

548,109
Over 1 through 2 years	240,102
Over 2 through 3 years	84,336
Over 3 through 4 years	66,389
Over 4 through 5 years	37,997

$976,933

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $1.5 million as of March 31, 2010, (December 31, 2009 — $1.6 million).

NOTE 9 — BORROWINGS
Federal Funds Purchased and Short Term Borrowings
At March 31, 2010, federal funds purchased and short term borrowings amounted to approximately $38.0 million (December 31, 2009 — $49.2 million) which mainly consist of federal funds purchased with a weighted average rate of 0.47% (December 31, 2009 – 0.44%).
Securities Sold under Agreements to Repurchase
At March 31, 2010, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At March 31, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $7.1 million, were as follows:

		Fair Value of
	Borrowing	Underlying
	Balance	Collateral
	(In thousands)
Citigroup Global Markets Inc.	$1,700,000	$1,867,498
Credit Suisse Securities (USA) LLC	1,250,000	1,311,834
UBS Financial Services Inc.	500,000	583,099
JP Morgan Chase Bank NA	100,000	119,966

Total	$3,550,000	$3,882,397

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $7.1 million, at March 31, 2010:

		Weighted-
		Average	Settlement
Year of Maturity	Borrowing Balance	Coupon	Date	Maturity Date	Next Put Date
	(In thousands)
2010
	$100,000	4.39%	8/14/2007	8/16/2010	5/14/2010

	100,000

2011
	100,000	4.17%	12/28/2006	12/28/2011	6/28/2010
	350,000	4.23%	12/28/2006	12/28/2011	6/28/2010
	100,000	4.29%	12/28/2006	12/28/2011	6/28/2010
	350,000	4.35%	12/28/2006	12/28/2011	6/28/2010

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	5/9/2010
	100,000	4.50%	8/14/2007	8/14/2012	5/14/2010
	100,000	4.47%	9/13/2007	9/13/2012	6/13/2010
	150,000	4.31%	3/6/2007	12/6/2012	6/7/2010

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	4/27/2010

	100,000

2017	500,000	4.51%	3/2/2007	3/2/2017	6/2/2010
	250,000	0.25%	3/2/2007	3/2/2017	6/2/2010
	100,000	0.00%	6/6/2007	3/6/2017	6/6/2010
	900,000	0.00%	3/6/2007	6/6/2017	6/6/2010

	1,750,000

	$3,550,000	2.85%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. The repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for June 2010.
Advances from the Federal Home Loan Bank
During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise at par on a quarterly basis put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2010:

		Weighted-
Year of	Borrowing	Average	Settlement	Maturity	Next Put
Maturity	Balance	Coupon	Date	Date	Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	5/4/2010
	25,000	4.57%	7/24/2007	7/24/2012	4/24/2010
	25,000	4.26%	7/30/2007	7/30/2012	4/30/2010
	50,000	4.33%	8/10/2007	8/10/2012	5/10/2010
	100,000	4.09%	8/16/2007	8/16/2012	5/16/2010

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	5/8/2010
	30,000	4.22%	5/11/2007	5/11/2014	5/11/2010

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the counterparty at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at March 31, 2010 and December 31, 2009.
In August 2003, the Statutory Trust II, special purpose entity of the Group, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.21% at March 31, 2010; 3.20% at December 31, 2009), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date June 2010). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.

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
FDIC— Guaranteed Term Notes — Temporary Liquidity Guarantee Program
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
NOTE 10 — DERIVATIVE ACTIVITIES
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
Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price, and maturity.
The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Under the swaps, the Group usually pays a fixed monthly or quarterly cost and receives a floating thirty or ninety-day payment based on LIBOR. Floating rate payments received from the swap counterparties partially offset the interest payments to be made. If market conditions warrant, the Group might terminate the swaps prior to their maturity.
During the quarter ended March 31, 2010 losses of $10.6 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations, mostly associated with the fair value adjustment to the forward settlement swap held by the Group at March 31, 2010.
During the quarter ended March 31, 2009 gains of $434 thousand were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations.
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
There were no derivatives designated as a hedge as of March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.9 million (notional amount of $150.5 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $10.9 million (notional amount of $145.4 million) and $9.5 million (notional amount of $145.4 million), respectively and are included in other liabilities on the unaudited consolidated statements of financial condition.
NOTE 11 — INCOME TAX
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

The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% and 40.95%, as of March 31, 2010 and 2009, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies are subject to an additional five percent (5%) surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, is subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.
The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2010 was $6.4 million (December 31, 2009 — $6.3 million), and variance is mainly associated with accrued interests. The tax periods from 2005 to 2009, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing these provisions. The Group had accrued $2.2 million at March 31, 2010 (December 31, 2009 — $2.1 million) for the payment of interest and penalties relating to unrecognized tax benefits.
NOTE 12 — STOCKHOLDERS’ EQUITY
Treasury Stock
Under the Group’s current stock repurchase program it is authorized to purchase in the open market up to $15.0 million of its outstanding shares on common stock. The shares of common stock repurchased are to be held by the Group as treasury shares. There were no repurchases during the quarters ended March 31, 2010 and 2009. The approximate dollar value of shares that may yet be repurchased under the program amounted to $11.3 million at March 31, 2010.
The activity in connection with common shares held in treasury by the Group for the quarters ended March 31, 2010 and 2009 is set forth below:

	Quarter Ended March 31,
	2010		2009
		Dollar		Dollar
	Shares	Amount	Shares	Amount
		(In thousands)
Beginning of period	1,504	$17,142	1,436	$17,109
Common shares repurchased under the repurchase program	—	—	—	—
Common shares repurchased /used to match defined contribution plan, net	(8)	(15)	126	55

End of period	1,496	$17,127	1,562	$17,164

Equity-Based Compensation Plan
The Omnibus Plan was amended and restated in 2008. It provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan replaced and superseded the Stock Option Plans. All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms. Under the Omnibus Plan, the group granted 132,700 options and 53,500 restricted units in the quarter ended March 31, 2010.
The activity in outstanding stock options in the quarter ended March 31, 2010 is set forth below:

	Quarter Ended March 31,
	2010
		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Beginning of period	514,376	$16.86
Options granted	132,700	11.50
Options exercised	—	—
Options forfeited	—	—

End of period	647,076	$15.76

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2010:

			Outstanding			Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number of	Exercise	Contract	Number of	Exercise
Range of Exercise Prices			Options	Price	Life (Years)	Options	Price
$5.63	to	$8.45	22,502	$8.06	6.5	6,826	$7.55
8.45	to	11.27	3,000	10.29	7.4	—	—
11.27	to	14.09	380,039	12.10	7.2	127,864	12.42
14.09	to	16.90	62,035	15.60	4.4	46,035	15.78
19.72	to	22.54	29,600	20.70	5.0	22,100	20.30
22.54	to	25.35	88,850	23.98	4.1	88,850	23.98
25.35	to	28.17	61,050	27.48	4.8	61,050	27.48

			647,076	$15.76	6.1	352,725	$18.78

Aggregate Intrinsic Value			$672,255			$180,442

The average fair value of each stock option granted during 2010 was $6.45. The average fair value of each stock option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the stock options granted during the quarters ended March 31, 2010 and 2009:

	Quarter Ended
	March 31,
	2010	2009
Weighted Average Assumptions:
Dividend yield	1.39%	4.64%
Expected volatility	58.81%	33.60%
Risk-free interest rate	3.44%	4.49%
Expected life (in years)	8	8.5
The following table summarizes the restricted units activity under the Omnibus Plan:

	Quarter Ended March 31,
	2010
		Weighted
		Average
	Restricted	Grant Date
	Units	Fair Value

Beginning of year	147,625	$14.64
Restricted units granted	53,500	11.40
Restricted units exercised	—	—
Restricted units forfeited	(400)	21.86

End of year	200,725	$13.76

Earnings per Common Share
The calculation of earnings per common share for the quarters ended March 31, 2010 and 2009 is as follows:

	Quarter Ended March 31,
	2010	2009
	(In thousands, except per share data)
Net income	$11,936	$24,748
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders’	$10,735	$23,547

Weighted average common shares and share equivalents:
Average common shares outstanding	25,857	24,245
Average potential common shares-options	75	3

Total	25,932	24,248

Earnings per common share — basic	$0.42	$0.97

Earnings per common share — diluted	$0.41	$0.97

For the quarters ended March 31, 2010 and 2009, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 416,176 and 501,700, respectively.

Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2010, legal surplus amounted to $46.5 million (December 31, 2009 - $45.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.
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
On April 30, 2010, the Group sold $200.0 million of its Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The preferred stock has a liquidation preference of $1,000 per share and, subject to approval of the Group’s stockholders, the Series C preferred stock will be convertible into shares of common stock at a conversion price of $15.015 per share. The Group intends to seek stockholder approval at a special meeting to be held as soon as practicable, but in no event later than 75 days after the closing of the purchase of the Series C preferred stock, to provide for such convertibility. The Series C preferred stock were offered and sold in a private placement and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
At the annual meeting of stockholders held on April 30, 2010, a majority of the outstanding shares entitled to vote approved an increase of the authorized number of shares of preferred stock, par value $1.00 per share, from 5,000,000 to 10,000,000.
Common Stock
On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs.
At the annual meeting of stockholders held on April 30, 2010, a majority of the outstanding shares entitled to vote approved an increase of the authorized number of shares of common stock, par value $1.00 per share, from 40,000,000 to 100,000,000.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, net of income tax, as of March 31, 2010 and December 31, 2009 consisted of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(18,004)	$(48,786)
Unrealized loss on securities available-for-sale which a portion of other-than-temporary impairment has been recorded in earnings	(38,958)	(41,398)
Tax effect of accumulated other comprehensive loss	3,966	7,445

	$(52,996)	$(82,739)

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
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2010 and December 31, 2009, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2010 and December 31, 2009, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Group’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are as follows:

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of March 31, 2010
Total Capital to Risk-Weighted Assets	$544,400	24.73%	$176,137	8.00%
Tier I Capital to Risk-Weighted Assets	$518,423	23.55%	$88,069	4.00%
Tier I Capital to Total Assets	$518,423	7.82%	$265,217	4.00%

As of December 31, 2009
Total Capital to Risk-Weighted Assets	$437,975	19.84%	$176,591	8.00%
Tier I Capital to Risk-Weighted Assets	$414,702	18.79%	$88,295	4.00%
Tier I Capital to Total Assets	$414,702	6.52%	$254,323	4.00%

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Bank Ratios
As of March 31, 2010
Total Capital to Risk-Weighted Assets	$489,974	22.70%	$172,644	8.00%	$215,805	10.00%
Tier I Capital to Risk-Weighted Assets	$463,998	21.50%	$86,322	4.00%	$129,483	6.00%
Tier I Capital to Total Assets	$463,998	7.15%	$259,724	4.00%	$324,655	5.00%

As of December 31, 2009
Total Capital to Risk-Weighted Assets	$382,611	17.59%	$174,042	8.00%	$217,553	10.00%
Tier I Capital to Risk-Weighted Assets	$359,339	16.52%	$87,021	4.00%	$130,532	6.00%
Tier I Capital to Total Assets	$359,339	5.78%	$248,678	4.00%	$310,847	5.00%
The Group’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.
NOTE 13 — FAIR VALUE
As discussed in Note 1, the Group follows the fair value measurement framework under GAAP.
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
The following is a description of the valuation methodologies used for instruments measured at fair value:
Money market investments
The fair value of money market investments is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed by management and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on the valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
Servicing asset
Servicing rights do not trade in an active market with readily observable prices. Servicing rights are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.
Loans held-in-portfolio considered impaired that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of FASB ASC 310-10-35. The associated loans considered impaired are classified as Level 3.
Foreclosed real estate
Foreclosed real estate includes real estate properties securing residential mortgage and commercial loans. The fair value of foreclosed real estate may be determined using an external appraisal, broker price option or an internal valuation. These foreclosed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.

Assets and liabilities measured at fair value on a recurring basis including financial liabilities for which the Group has elected the fair value option, are summarized below:

	March 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$4,505,532	$111,287	$4,616,819
Money market investments	17,758	—	—	17,758
Derivative assets	—	49	7,875	7,924
Derivative liabilities	—	(1,782)	(10,931)	(12,713)
Servicing asset	—	—	7,569	7,569

	$17,758	$4,503,799	$115,800	$4,637,357

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010:

	Total Fair Value Measurements
	(Quarter ended March 31, 2010)
Level 3 Instruments Only
	Investment securities	Derivative	Derivative
	available-for-sale	asset	liability	Servicing asset
	(In thousands)
Balance at beginning of period	$110,106	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	(632)	1,125	(1,281)	—
Changes in fair value included in other comprehensive income	4,147	—	—	—
New instruments acquired	—	327	(342)	—
Principal repayments and amortization	(2,334)	(41)	235	(104)
Servicing from securitization or assets transferred	—	—	—	685
Change in fair value of servicing asset	—	—	—	(132)

Balance at end of period	$111,287	$7,875	$(10,931)	$7,569

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the quarter ended March 31, 2010.

The table below presents a detail of investment securities available-for-sale classified as level 3 at March 31, 2010:

	March 31, 2010
Type	Amortized Cost	Unrealized Losses	Fair Value	Weighted Average Yield	Principal Protection
		(In thousands)
Non-agency collateralized mortgage obligations

Alt-A Collateral	$110,155	$38,958	$71,197	5.19%	3.53%

Structured credit investments

CDO	25,548	9,880	15,668	5.80%	6.97%
CLO	15,000	5,490	9,510	2.40%	7.59%
CLO	11,975	3,760	8,215	1.78%	26.18%
CLO	9,200	2,503	6,697	2.05%	21.37%

	61,723	21,633	40,090	3.68%

	$171,878	$60,591	$111,287	4.65%

Additionally, the Corporation may be required to measure certain assets at fair value in periods subsequent to initial recognition on a nonrecurring basis in accordance with GAAP. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under FASB ASC 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarter ended March 31, 2010 and which were still included in the unaudited consolidated statement of financial condition as such date. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

	Carrying value at
	March 31, 2010	December 31, 2009
	Level 3	Level 3
	(In thousands)	(In thousands)
Impaired loans (1)	$10,759	$9,355
Foreclosed real estate (2)	9,918	9,347

	$20,677	$18,702

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment of commercial loans was measured based on the fair value of collateral, which is derived from appraisals that take into consideration prices on observed transactions involving similar assets in similar locations, in accordance with provisions of ASC 310-10-35.

(2)	Represents the fair value of foreclosed real estate that was measured at fair value.
Impaired loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.8 million and $9.4 million at March 31, 2010 and December 31, 2009, respectively, with a valuation allowance of $624 thousand and $709 thousand at March 31, 2010 and December 31, 2009, respectively.
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
The estimated fair value and carrying value of the Group’s financial instruments at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$468,081	$468,081	$277,123	$277,123
Trading securities	293	293	523	523
Investment securities available-for-sale	4,616,819	4,616,819	4,953,659	4,953,659
FHLB stock	19,937	19,937	19,937	19,937
Securities sold but yet not delivered	116,747	116,747	—	—
Total loans (including loans held-for-sale)	1,127,320	1,131,279	1,150,340	1,140,069
Investment in equity indexed options	7,875	7,875	6,464	6,464
Accrued interest receivable	37,100	37,100	33,656	33,656
Derivative asset	49	49	8,511	8,511
Servicing asset	7,569	7,569	7,120	7,120

Financial Liabilities:
Deposits	1,813,184	1,816,333	1,741,417	1,745,501
Securities sold under agreements to repurchase	3,721,520	3,557,149	3,777,157	3,557,308
Advances from FHLB	279,992	281,687	301,004	281,753
FDIC-guaranteed term notes	105,979	105,112	111,472	105,834
Subordinated capital notes	36,081	36,083	36,083	36,083
Federal funds purchased and other short term borrowings	37,953	37,953	49,179	49,179
Securities and loans purchased but not yet received	171,813	171,813	413,359	413,359
Accrued expenses and other liabilities	38,216	38,216	31,650	31,650
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2010 and December 31, 2009:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	Investments in FHLB stock are valued at their redemption value.

•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.

•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

•	The fair value of the loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial and consumer. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan, which is not currently an indication of an exit price. An exit price valuation approach could result in a different fair value estimate.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.21% at March 31, 2010; 3.20% at December 31, 2009), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
NOTE 14 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments of business: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the second quarter of 2009 to reallocate expenses from the Banking to the Financial Services and Treasury segments for a suitable presentation. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.
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
The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included Group’s annual report on Form 10-K. Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended March 31, 2010 and 2009:

	Unaudited (thousands)
		Financial		Total Major
Quarter Ended March 31, 2010	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$17,598	$4	$52,695	$70,297	$—	$70,297
Interest expense	(8,271)	—	(32,588)	(40,859)	—	(40,859)

Net interest income	9,327	4	20,107	29,438	—	29,438
Provision for loan losses	(4,014)	—	—	(4,014)	—	(4,014)
Non-interest income	2,522	4,803	752	8,077	—	8,077
Non-interest expenses	(13,193)	(3,200)	(4,000)	(20,393)	—	(20,393)
Intersegment revenue	344	822	—	1,166	(1,166)	—
Intersegment expense	—	(1,136)	(30)	(1,166)	1,166	—

Income (loss) before income taxes	$(5,014)	$1,293	$16,829	$13,108	$—	$13,108

Total assets as of March 31, 2010	$1,967,184	$11,080	$5,005,051	$6,983,315	$(474,795)	$6,508,520

	Unaudited (In thousands)
		Financial		Total Major		Consolidated
Quarter Ended March 31, 2009	Banking	Services	Treasury	Segments	Eliminations	Total
	Dollars in thousands
Provision for loan losses
Interest income	$18,318	$15	$65,598	$83,931	$—	$83,931
Interest expense	(8,313)	—	(44,953)	(53,266)	—	(53,266)

Net interest income	10,005	15	20,645	30,665	—	30,665
Provision for loan losses	(3,200)	—	—	(3,200)	—	(3,200)
Non-interest income	3,383	3,089	10,774	17,246	—	17,246
Non-interest expenses	(15,615)	(2,621)	(1,037)	(19,273)	—	(19,273)
Intersegment revenue	334	—	—	334	(334)	—
Intersegment expense	—	(280)	(54)	(334)	334	—

Income (loss) before income taxes	$(5,093)	$203	$30,328	$25,438	$—	$25,438

Total assets as of March 31, 2009	$1,576,054	$10,046	$5,199,658	$6,785,758	$(299,812)	$6,485,946

NOTE 15 — SUBSEQUENT EVENTS
Acquisition of Certain Assets and Assumption of Deposits of Eurobank
On April 30, 2010, Oriental Financial Group Inc. (the “Group”) announced that its commercial bank subsidiary, Oriental Bank and Trust (“Oriental Bank”), acquired all of the retail deposits, certain assets and substantially all of the operations of Eurobank, a Puerto Rico commercial bank (“Eurobank”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Eurobank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement - Whole Bank, All Deposits, dated as of April 30, 2010, between Oriental Bank and the FDIC (the “Agreement”).
Under the Agreement, Oriental Bank assumed approximately $785 million in retail deposits, paying a premium of 1.25% on approximately $400 million in core retail deposits, and acquired approximately $1.7 billion of assets (including approximately $1.58 billion portfolio of single-family residential and commercial loans) at a discount of 13.8%. These loans are subject to a loss sharing arrangement pursuant to which the FDIC will bear 80% of qualifying losses, beginning with the first dollar amount of qualifying losses (see “Loss Sharing Arrangements” below).
In consideration for the excess assets acquired over liabilities assumed (taking into account the deposit premium and asset discount described above), Oriental Bank paid $100 million in cash on May 4, 2010 to the FDIC and issued to the FDIC a secured promissory note (the “Note”) in the amount of $715.5 million, which is fully recourse to Oriental Bank. The Note is secured by the loans acquired from Eurobank under the Agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note is due one year from issuance, or such earlier date as such amount may become due and payable pursuant to the terms of the Note. Oriental Bank may extend the Note’s maturity date for up to four additional one-year periods, subject to the notice requirements set forth therein. Oriental Bank must pay interest in arrears on the Note at the Note Interest Rate (defined below) on the twenty-fifth day of each month or, if such day is not a business day, the next succeeding day that is a business day, commencing June 25, 2010, on the principal amount of the Note outstanding from time to time. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Borrowings under the Note bear interest at the per annum rate of 0.881%, and with respect to any renewal period, shall equal the sum of (a) 0.50% plus (b) the rate, determined by the FDIC on the business day immediately preceding the commencement of such renewal period, equal to the rate on United States Treasury Bills with a maturity of one year (the “Note Interest Rate”). Should Oriental Bank fail to pay any interest as and when due under the Note, such interest will accrue interest at the Note Interest Rate plus 2.00% per annum.
Payments with respect to the Note will be made by Citibank, N.A., as paying agent on behalf of Oriental Bank, from a newly-created custodial account into which payments on the acquired loans, including loss sharing payments, will be deposited. The Note may be voluntarily prepaid, in whole or in part, without penalty (subject to the notice requirements set forth therein) and is subject to mandatory prepayment. Upon the occurrence of an event of default, the collateral agent may declare the Note to be immediately due and payable, provided that with respect to an event of default resulting from the occurrence of certain insolvency events, the Note will automatically become immediately due and payable without further act of the collateral agent or the holder of the Note. Events of default include a change of control, the occurrence of an insolvency event, a material adverse change in the financial conditions or operations of Oriental Bank, a default on any payment due under the Note and a breach of representations, warranties or other covenants, each as set forth in the Security Agreement, dated as of April 30, 2010, between Oriental Bank and the FDIC, as initial holder of the Note and as collateral agent.
In addition, as part of the consideration for the Acquisition, the Group issued to the FDIC a value appreciation instrument (“VAI”). Under the terms of the VAI, the FDIC has the opportunity to obtain a cash payment equal to the product of (a) 334,000 and (b) the amount by which the average of the volume weighted average price of the Group’s common stock for each of the two NYSE trading days immediately prior to the exercise of the VAI exceeds $14.95. The VAI is exercisable by the FDIC, in whole or in part, from and including May 7, 2010 through and including July 6, 2010.
All of Eurobank’s 22 banking offices located in Puerto Rico have reopened as branches of Oriental Bank. The physical branch locations and leases were not immediately acquired by Oriental Bank in the Acquisition. Oriental Bank has an option, exercisable for 90 days following the closing of the Acquisition, to acquire at fair market value any bank premises that were owned by, or assume any leases relating to bank premises leased by, Eurobank (including ATM locations). Oriental Bank is currently reviewing the bank premises and related leases of Eurobank. In addition, Oriental Bank has an option, exercisable for 30 days following the closing of the Acquisition, to elect to assume or reject any contracts that provided for the rendering of services by or to Eurobank and must perform under all such contracts for 90 days with respect to contracts pursuant to which Eurobank provided services and 30 days with respect to contracts pursuant to which services were provided to Eurobank. Oriental Bank also has an option, exercisable for 90 days following the closing of the Acquisition, to accept the assignment of any leases with respect to data processing equipment held by Eurobank.
The Group is in the process of evaluating the accounting and valuation effects of this transaction.
Loss Sharing Arrangements
In connection with the Acquisition, Oriental Bank entered into loss sharing agreements with the FDIC (included as exhibits to the Agreement). Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse Oriental Bank for losses with respect to assets covered by such agreements (collectively, “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse Oriental Bank for 80% of all qualifying losses with respect to covered assets. Oriental Bank will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed Oriental Bank. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and Oriental Bank reimbursement to the FDIC to last for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and Oriental Bank reimbursement to the FDIC to last for five years, with additional recovery sharing for three years thereafter.
The FDIC has certain rights to withhold loss sharing payments if Oriental Bank does not perform its obligations under the loss sharing agreements in accordance with their terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent, including certain business combination transactions and sales of shares by our shareholders, some of which may be beyond the Group’s control.
Preferred and Common Stock
On April 30, 2010, the Group sold $200.0 million of its Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The preferred stock has a liquidation preference of $1,000 per share and, subject to approval of the Group’s stockholders, the Series C preferred stock will be convertible into shares of common stock at a conversion price of $15.015 per share. The Group intends to seek stockholder approval at a special stockholders meeting to be held as soon as practicable, but in no event later than 75 days after the closing of the purchase of the Series C preferred stock, to provide for such convertibility. The series C preferred stock were offered and sold in private transactions and will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
At the annual meeting of stockholders held on April 30, 2010, a majority of the outstanding shares entitled to vote approved an increase of the authorized number of shares of common stock, par value $1.00 per share, from 40,000,000 to 100,000,000 and the authorized number of shares of preferred stock, par value $1.00 per share, from 5,000,000 to 10,000,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter Ended March 31,
	2010	2009	%
EARNINGS DATA:

Interest income	$70,297	$83,931	-16.2%
Interest expense	40,859	53,266	-23.3%

Net interest income	29,438	30,665	-4.0%
Provision for loan losses	4,014	3,200	25.4%

Net interest income after provision for loan losses	25,424	27,465	-7.4%
Non-interest income (loss)	8,077	17,246	-53.2%
Non-interest expenses	20,393	19,273	5.8%

Income (loss) before taxes	13,108	25,438	-48.5%
Income tax (benefit) expense	1,172	690	69.9%

Net Income (loss)	11,936	24,748	-51.8%
Less: dividends on preferred stock	(1,201)	(1,201)	0.0%

Income available (loss) to common shareholders	$10,735	$23,547	-54.4%

PER SHARE DATA:

Earnings per common shares (basic)	$0.42	$0.97	-56.7%

Earnings per common shares (diluted)	$0.41	$0.97	-57.7%

Average common shares outstanding	25,857	24,245	6.6%
Average potential common share-options	75	3	2400.0%

Average shares and shares equivalents	25,932	24,248	6.9%

Book value per common share	$11.97	$10.38	15.3%

Market price at end of period	$13.50	$4.88	176.6%

Cash dividends declared per common share	$0.04	$0.04	0.0%

Cash dividends declared on common shares	$1,322	$972	36.0%

Return on average assets (ROA)	0.73%	1.53%	-52.3%

Return on average common equity (ROE)	13.39%	49.14%	-72.8%

Equity-to-assets ratio	7.13%	4.92%	44.9%

Efficiency ratio	55.33%	51.65%	7.1%

Expense ratio	0.83%	0.82%	1.2%

Interest rate spread	1.62%	1.79%	-9.5%

Number of financial centers	21	23	-8.7%

	March 31,	December 31,
	2010	2009	%
PERIOD END BALANCES AND CAPITAL RATIOS:

Investments and loans
Investment securities	$4,637,199	$4,974,269	-6.8%
Loans and leases (including loans held-for-sale), net	1,131,279	1,140,069	-0.8%
Securities sold but not yet delivered	116,747	—	100.0%

	$5,885,225	$6,114,338	-3.7%

Deposits and Borrowings
Deposits	$1,816,333	$1,745,501	4.1%
Repurchase agreements	3,557,149	3,557,308	0.0%
Other borrowings	460,835	472,849	-2.5%
Securities purchased but not yet received	171,813	413,359	-58.4%

	$6,006,130	$6,189,017	-3.0%

Stockholders’ equity
Preferred equity	$68,000	$68,000	0.0%
Common equity	396,174	262,166	51.1%

	$464,174	$330,166	40.6%

Capital ratios
Leverage capital	7.82%	6.52%	19.9%

Tier 1 risk-based capital	23.55%	18.79%	25.3%

Total risk-based capital	24.73%	19.84%	24.6%

Trust assets managed	$1,688,831	$1,818,498	-7.1%
Broker-dealer assets gathered	1,301,080	1,269,284	2.5%

Assets managed	2,989,911	3,087,782	-3.2%
Assets owned	6,508,520	6,550,833	-0.6%

Total financial assets managed and owned	$9,498,431	$9,638,615	-1.5%

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
From time to time, the Group uses certain non-GAAP measures of financial performance to supplement the financial statements presented in accordance with GAAP. The Group presents non-GAAP measures when its management believes that the additional information is useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP. The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax operating income basis. The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Group’s continuing business.
During the quarter ended March 31, 2010, the Group continued to perform well in a very challenging environment from both a financial and credit point of view. Highlights of the quarter included:
•	Significant improvement in capital. As of March 31, 2010, total stockholders’ equity of $464.2 million increased 40.6% from December 31, 2009, book value per common share of $11.97 rose 10.6%, and tangible common equity to tangible assets of 6.06% improved 209 basis points. This reflects, among other factors, net proceeds of approximately $94.5 million from the Group’s March 2010 common stock offering.
•	Steady commercial and mortgage loan origination. Oriental produced a total of $74.6 million of loans during the quarter, reflecting $52.3 million in residential mortgage originations and $20.1 million in commercial originations.
•	Minor reduction in net interest income. Net interest income of $29.4 million was 4% lower than the year ago quarter. This reflected the sales of structured credit investments and non-agency collateralized mortgage obligations in December 2009 and January 2010, respectively, and lower yields from holding a greater amount of assets in cash in line with the Group’s strategy of preparing for rising interest rates.
•	Continued growth in core retail deposits. These deposits increased 5.8%, or $81.1 million, sequentially and 24.6%, or $293.9 million, year over year, and contributed to a reduction in cost of funds. At the same time, Oriental reduced brokered deposits to $144.9 million, representing declines of $58.4 million sequentially and $307.4 million year over year.
•	Strong non-interest income in the face of a challenging local economy. Core non-interest income increased 11.6% year over year, to $7.4 million, reflecting increases in both financial and banking service revenues.
•	Net credit losses remain low. Net credit losses at $1.3 million fell 44.2% year over year and dropped to 0.46% of average loans outstanding compared to 0.78%. The allowance for loan losses stood at $26.0 million (2.24% of total loans) at March 31, 2010, compared to $15.1 million (1.25% of total loans) at March 31, 2009.
•	Control over non-interest expenses. Non-interest expenses of $20.4 million declined 4.7% sequentially and increased only $1.1 million year over year, largely due to higher FDIC insurance premiums, which were instituted industry wide in the third quarter of 2009.

Other Financial Data
•	Total loans, net, at $1.13 billion, declined marginally from $1.14 billion in the preceding quarter, reflecting pay down of residential mortgages and an increase in commercial loans. The Group sells most of its conforming mortgages, which represented approximately 90% of first quarter production, into the secondary market, and retains servicing rights.
•	Non-performing loans increased $4.9 million from the preceding quarter. The Group’s non-performing loans generally reflect the economic environment in Puerto Rico. The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.
•	Total investments of $4.6 billion at March 31, 2010 declined 6.8% from December 31, 2009, reflecting the sales of structured credit investments and non-agency collateralized mortgage obligations in the December 2009 and January 2010, respectively. Approximately 96% of the Group’s portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government.
•	Non-core, non-interest income of $0.7 million, primarily reflecting gains on sales of securities of $12.0 million and a loss on derivative activities of $10.6 million as a result of negative valuations on existing interest rate swaps.
•	The Group maintains regulatory capital ratios well above the requirements for a well-capitalized institution. At March 31, 2010, the Leverage Capital Ratio was 7.82%, Tier-1 Risk-Based Capital Ratio was 23.55%, and Total Risk-Based Capital Ratio was 24.73%.
•	Common shares outstanding at March 31, 2010 of 33.1 million increased 8.9 million from December 31, 2009, reflecting the Group’s March 2010 offering.
Income Available to Common Shareholders
For the quarter ended March 31, 2010, the Group’s income available to common shareholders totaled $10.7 million, or $0.42 and $0.41 per basic and diluted share, respectively. This compares to $23.5 million, or $0.97 per basic and diluted share, which benefited from non-core, non-interest income of $10.6 million, primarily from gains on sales of securities.
Return on Average Assets and Common Equity
Return on average common equity (ROE) for the quarter ended March 31, 2010 was 13.39%, down from 49.14% for the quarter ended March 31, 2009. Return on average assets (ROA) for the quarter ended March 31, 2010 was 0.73%, down from 1.53% for the quarter ended March 31, 2009. Decrease is mostly due to a 51.8% decrease in net income from $24.7 million in the quarter ended March 31, 2009 to $11.9 million in the quarter ended March 31, 2010. In addition, decrease in ROE is also due to a 67.3% increase in average common equity from $191.7 million in the quarter ended March 31, 2009 to $320.7 million in the quarter ended March 31, 2010.
Net Interest Income after Provision for Loan Losses
Net interest income after provision for loan losses decreased 7.4% for the quarter ended March 31, 2010, totaling $25.4 million, compared with $27.5 million last year. This reflected the sale of non-agency securities in December 2009 and January 2010, and lower yields from holding a greater amount of assets in cash in line with the Group’s strategy of preparing for rising interest rates.
Non-Interest Expenses
Non-interest expenses increased 5.8% to $20.4 million for the quarter ended March 31, 2010, compared to $19.3 million in the previous year quarter, largely the result of the industry-wide increase in FDIC insurance assessments, resulting in an efficiency ratio of 55.3% for the quarter ended March 31, 2010 (compared to 51.65% for the quarter ended March 31, 2009).
Income Tax Expense
As a result of increased operating income, investment gains, and income tax rates for financial institutions and international banking entities doing business in Puerto Rico, the income tax expense was $1.2 million for the quarter ended March 31, 2010, compared to $690 thousand in the quarter ended March 31, 2009.

Assets Managed
Assets managed by the trust division, the pension plan administration subsidiary, and the broker-dealer subsidiary decreased from $3.088 billion as of December 31, 2009 to $2.990 billion as of March 31, 2010. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At March 31, 2010, total assets managed by the Group’s trust division and CPC amounted to $1.689 billion, compared to $1.819 billion at December 31, 2009. This decrease is mostly due to a strategic decision made to let go of custody assets below expected profitability levels. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2010, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.301 billion, compared to $1.269 billion at December 31, 2009.
Interest Earning Assets
The investment portfolio amounted to $4.637 billion at March 31, 2010, a 6.8% decrease compared to $4.974 billion at December 31, 2009, which reflected the sale of non-agency securities in January 2010. The loan portfolio decreased 0.8% to $1.131 billion at March 31, 2010, compared to $1.140 billion at December 31, 2009.
The mortgage loan portfolio totaled $906.3 million at March 31, 2010, a 1.4% decrease from $918.9 million at December 31, 2009. Mortgage loan production for the quarter ended March 31, 2010, totaled $52.3 million, which represents a decrease of 20.4% from the preceding year quarter. The Group sells most of its conforming mortgages, which represented approximately 90% of first quarter production, into the secondary market, and retains servicing rights.
Interest Bearing Liabilities
Total deposits amounted to $1.816 billion at March 31, 2010, an increase of 4.1% compared to $1.746 billion at December 31, 2009, primarily due to an increase in savings, demand deposits, and institutional deposits; partially offset by a decrease in brokered deposits.
Stockholders’ Equity
On March 19, 2010, the Group completed an underwritten public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs. The net proceeds of this offering were intended for general corporate purposes, which included funding organic and acquisition growth opportunities (including the Group's participation in government assisted transactions in Puerto Rico), and contributing a portion of such proceeds in the form of capital to Oriental Bank and Trust, which used such amount to bolster its regulatory capital needs and for general corporate purposes.
At March 31, 2010, the Group’s total stockholders’ equity was $464.2 million, a 45.3% increase, when compared to $330.2 million at December 31, 2009. This increase reflects the aforementioned issuance of stock, the net income for the quarter, and an improvement of approximately $33.0 million in the fair value of the investment securities portfolio.
The Group maintains capital ratios in excess of regulatory requirements. At March 31, 2010, Tier 1 Leverage Capital Ratio was 7.82% (1.96 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 23.55% (5.89 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 24.73% (3.09 times the requirement of 8.00%).
Financial Service-Banking Franchise
The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well, based on its service proposition and capital strength, as opposed to using rates to attract loans or deposits.
Lending
Total loan production and purchases of $78.1 million for the quarter remained steady, as the Group’s capital levels and low credit losses enabled it to continue prudent lending. The average FICO score was 726 and the average loan to value ratio was 84% on residential mortgage loans originated in the quarter.
The Group sells most of its conforming mortgages, which represented approximately 90% of March 31, 2010 quarter production, into the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Deposits
Growth in retail deposits primarily reflects increases in demand and savings deposits of $58.1 million in the quarter. The Group also reduced brokered deposits by $58.4 million and increased institutional deposits by $48.1 million in the quarter.
Assets Under Management
Total client assets managed decreased 3.2%, to $2.990 billion as of March 31, 2010, mostly due to a strategic decision made to let go of custody assets below expected profitability levels.
Credit Quality
Net credit losses remained low. At $1.3 million, these fell 44% year over year and dropped to 0.46% of average loans outstanding.
Non-performing loans (NPLs) increased 26.3% or $4.9 million in the quarter. The Group’s NPLs generally reflect the economic environment in Puerto Rico. Nonetheless, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of all loans are collateralized by real estate.
The Investment Securities Portfolio
Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists of mortgage-backed securities, obligations of U.S. Government sponsored agencies, Puerto Rico Government and agency obligations, structured investments, and money market instruments. Agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.
Results for the year included gains on: (i) sales of agency securities of $12.0 million, and losses on: (ii) derivative activities of $10.6 million. This loss on derivative activities was the result of the decline in long rates, reflecting a non-cash loss on valuation of $10.6 million on the forward settled interest rate swaps. This essentially reversed the valuation gain from the preceding quarter of about $9 million. The purpose of these swaps is to partially offset any decline in value the Group might experience on the investment securities portfolio.
Also during January 2010, the Group made the strategic decision to sell $374.3 million of non-agency CMOs which contemplated a loss of $45.8 million. This loss was accounted for as other than temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.
After giving effect to the aforementioned transaction, approximately 96% of the Group’s portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government.

Subsequent events
Acquisition of Certain Assets and Assumption of Deposits of Eurobank
On April 30, 2010, Oriental Financial Group Inc. (the “Group”) announced that its commercial bank subsidiary, Oriental Bank and Trust (“Oriental Bank”), acquired all of the retail deposits, certain assets and substantially all of the operations of Eurobank, a Puerto Rico commercial bank (“Eurobank”), from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of Eurobank (the “Acquisition”), pursuant to the terms of the Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, between Oriental Bank and the FDIC (the “Agreement”).
Under the Agreement, Oriental Bank assumed approximately $785 million in retail deposits, paying a premium of 1.25% on approximately $400 million in core retail deposits, and acquired approximately $1.7 billion of assets (including approximately $1.58 billion portfolio of single-family residential and commercial loans) at a discount of 13.8%. These loans are subject to a loss sharing arrangement pursuant to which the FDIC will bear 80% of qualifying losses, beginning with the first dollar amount of qualifying losses (see “Loss Sharing Arrangements” below).
In consideration for the excess assets acquired over liabilities assumed (taking into account the deposit premium and asset discount described above), Oriental Bank paid $100 million in cash on May 4, 2010 to the FDIC and issued to the FDIC a secured promissory note (the “Note”) in the amount of $715.5 million, which is fully recourse to Oriental Bank. The Note is secured by the loans acquired from Eurobank under the Agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note is due one year from issuance, or such earlier date as such amount may become due and payable pursuant to the terms of the Note. Oriental Bank may extend the Note’s maturity date for up to four additional one-year periods, subject to the notice requirements set forth therein. Oriental Bank must pay interest in arrears on the Note at the Note Interest Rate (defined below) on the twenty-fifth day of each month or, if such day is not a business day, the next succeeding day that is a business day, commencing June 25, 2010, on the principal amount of the Note outstanding from time to time. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Borrowings under the Note bear interest at the per annum rate of 0.881%, and with respect to any renewal period, shall equal the sum of (a) 0.50% plus (b) the rate, determined by the FDIC on the business day immediately preceding the commencement of such renewal period, equal to the rate on United States Treasury Bills with a maturity of one year (the “Note Interest Rate”). Should Oriental Bank fail to pay any interest as and when due under the Note, such interest will accrue interest at the Note Interest Rate plus 2.00% per annum.
Payments with respect to the Note will be made by Citibank, N.A., as paying agent on behalf of Oriental Bank, from a newly-created custodial account into which payments on the acquired loans, including loss sharing payments, will be deposited. The Note may be voluntarily prepaid, in whole or in part, without penalty (subject to the notice requirements set forth therein) and is subject to mandatory prepayment. Upon the occurrence of an event of default, the collateral agent may declare the Note to be immediately due and payable, provided that with respect to an event of default resulting from the occurrence of certain insolvency events, the Note will automatically become immediately due and payable without further act of the collateral agent or the holder of the Note. Events of default include a change of control, the occurrence of an insolvency event, a material adverse change in the financial conditions or operations of Oriental Bank, a default on any payment due under the Note and a breach of representations, warranties or other covenants, each as set forth in the Security Agreement, dated as of April 30, 2010, between Oriental Bank and the FDIC, as initial holder of the Note and as collateral agent.
In addition, as part of the consideration for the Acquisition, the Group issued to the FDIC a value appreciation instrument (“VAI”). Under the terms of the VAI, the FDIC has the opportunity to obtain a cash payment equal to the product of (a) 334,000 and (b) the amount by which the average of the volume weighted average price of the Group’s common stock for each of the two NYSE trading days immediately prior to the exercise of the VAI exceeds $14.95. The VAI is exercisable by the FDIC, in whole or in part, from and including May 7, 2010 through and including July 6, 2010.
All of Eurobank’s 22 banking offices located in Puerto Rico have reopened as branches of Oriental Bank. The physical branch locations and leases were not immediately acquired by Oriental Bank in the Acquisition. Oriental Bank has an option, exercisable for 90 days following the closing of the Acquisition, to acquire at fair market value any bank premises that were owned by, or assume any leases relating to bank premises leased by, Eurobank (including ATM locations). Oriental Bank is currently reviewing the bank premises and related leases of Eurobank. In addition, Oriental Bank has an option, exercisable for 30 days following the closing of the Acquisition, to elect to assume or reject any contracts that provided for the rendering of services by or to Eurobank and must perform under all such contracts for 90 days with respect to contracts pursuant to which Eurobank provided services and 30 days with respect to contracts pursuant to which services were provided to Eurobank. Oriental Bank also has an option, exercisable for 90 days following the closing of the Acquisition, to accept the assignment of any leases with respect to data processing equipment held by Eurobank.
The Group is in the process of evaluating the accounting and valuation effects of this transaction.
Loss Sharing Arrangements
In connection with the Acquisition, Oriental Bank entered into loss sharing agreements with the FDIC (included as exhibits to the Agreement). Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse Oriental Bank for losses with respect to assets covered by such agreements (collectively, “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse Oriental Bank for 80% of all qualifying losses with respect to covered assets. Oriental Bank will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed Oriental Bank. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and Oriental Bank reimbursement to the FDIC to last for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and Oriental Bank reimbursement to the FDIC to last for five years, with additional recovery sharing for three years thereafter.
The FDIC has certain rights to withhold loss sharing payments if Oriental Bank does not perform its obligations under the loss sharing agreements in accordance with their terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent, including certain business combination transactions and sales of shares by our shareholders, some of which may be beyond the Group’s control.
Preferred and Common Stock
On April 30, 2010, the Group sold $200.0 million of its Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The preferred stock has a liquidation preference of $1,000 per share and, subject to approval of the Group’s stockholders; the preferred stock will be convertible into shares of common stock at a conversion price of $15.015 per share. The Group intends to seek stockholder approval at a special stockholders meeting to be held as soon as practicable, but in no event later than 75 days after the closing of the purchase of the preferred stock, to allow the conversion of the shares of preferred stock into common stock. The securities were offered and sold in private transactions and will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
During the stockholders annual meeting held on April 30, 2010, a majority of the shareholders entitled to vote, approved to increase the authorized number of shares of common stock, par value $1.00 per share, from 40,000,000 to 100,000,000 and the authorized number of shares of preferred stock, par value $1.00 per share, from 5,000,000 to 10,000,000.

TABLE 1 — ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
For the Quarters Ended March 31, 2010 and 2009

	Interest		Average rate		Average balance
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
A — TAX EQUIVALENT SPREAD

Interest-earning assets	$70,297	$83,931	4.50%	5.43%	$6,246,449	$6,183,981
Tax equivalent adjustment	23,193	26,035	1.49%	1.68%	—	—

Interest-earning assets — tax equivalent	93,490	109,966	5.99%	7.11%	6,246,449	6,183,981
Interest-bearing liabilities	40,859	53,266	2.88%	3.64%	5,676,975	5,848,697

Tax equivalent net interest income / spread	$52,631	$56,700	3.11%	3.47%	$569,474	$335,284

Tax equivalent interest rate margin			3.37%	3.66%

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$52,657	$65,431	4.17%	5.34%	$5,054,427	$4,903,567
Trading securities	2	10	4.31%	11.39%	371	527
Money market investments	40	170	0.31%	0.89%	51,540	76,151

	52,699	65,611	4.13%	5.27%	5,106,338	4,980,245

Loans:
Mortgage	14,391	15,498	6.21%	6.21%	927,573	998,506
Commercial	2,727	2,310	5.70%	5.02%	191,338	184,157
Consumer	480	512	9.06%	9.74%	21,200	21,073

	17,598	18,320	6.17%	6.09%	1,140,111	1,203,736

	70,297	83,931	4.50%	5.43%	6,246,449	6,183,981

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	59,049	38,728
Now accounts	3,495	3,592	2.24%	3.23%	625,150	444,381
Savings	409	161	1.69%	1.23%	96,872	52,135
Certificates of deposit	7,339	10,070	3.34%	3.49%	877,853	1,154,056

	11,243	13,823	2.71%	3.27%	1,658,924	1,689,300

Borrowings:
Repurchase agreements	25,285	35,799	2.85%	3.81%	3,550,000	3,754,817
FHLB advances	2,966	2,999	4.24%	3.93%	280,000	305,175
Subordinated capital notes	298	436	3.30%	4.83%	36,083	36,083
FDIC-guaranteed term notes	1,021	112	3.70%	—	110,356	23,667
Other borrowings	46	97	0.44%	0.98%	41,612	39,655

	29,616	39,443	2.95%	3.79%	4,018,051	4,159,397

	40,859	53,266	2.88%	3.64%	5,676,975	5,848,697

Net interest income / spread	$29,438	$30,665	1.62%	1.79%

Interest rate margin			1.88%	1.98%

Excess of interest-earning assets over interest-bearing liabilities					$569,474	$335,284

Interest-earning assets over interest-bearing liabilities ratio					110.03%	105.73%

C. CHANGES IN NET INTEREST INCOME DUE TO:

	March 31, 2010 versus March 31, 2009
	Volume	Rate	Total

Interest Income:
Investments	$1,661	$(14,573)	$(12,912)
Loans	(968)	246	(722)

	693	(14,327)	(13,634)

Interest Expense:
Deposits	(249)	(2,331)	(2,580)
Repurchase agreements	(1,953)	(8,561)	(10,514)
Other borrowings	572	115	687

	(1,630)	(10,777)	(12,407)

	$2,323	$(3,550)	$(1,227)

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
For the quarter ended March 31, 2010 net interest income amounted to $29.4 million, a decrease of 4.0% from $30.7 million in the same period of 2009. The decrease reflects a 16.2% reduction in interest income for the quarter ended March 31, 2010, primarily the result of a decrease of $14.3 million in rate variance, partially offset by an increase of $1.0 million in volume variance. This decrease was partially offset by a 23.3% decrease in interest expense, due to a negative rate variance of interest-bearing liabilities of $10.8 million and a negative volume variance of interest-bearing liabilities of $1.6 million. Interest rate spread decreased 17 basis points to 1.62% for the quarter ended March 31, 2010 from 1.79% for the same period of 2009. This decrease reflects a 93 basis point decrease in the average yield of interest earning assets to 4.50% for the quarter ended March 31, 2010 from 5.43% for the same period of 2009, partially offset by a 76 basis point decrease in the average cost of funds to 2.88% for the quarter ended March 31, 2010 from 3.64% for the same period of 2009.
For the quarter ended March 31, 2010, the average balances of total interest-earnings assets were $6.246 billion, a 1.0% increase from the same period last year. The increase in the quarterly average balance of the 2010 first quarter reflects increases of 2.5% to $5.106 billion in the investment portfolio, partially offset by a decrease of 5.3% to $1.140 billion in the loans portfolio from the same period in previous year.
For the quarter ended March 31, 2010, the average yield on interest-earning assets was 4.50%, compared to 5.43% in the same period last year, due to lower average yields in the investment portfolio. The investment portfolio yield decreased to 4.13% in the quarter ended March 31, 2010, versus 5.27% in the same period last year. The loan portfolio yield increased to 6.17% in the quarter ended March 31, 2010, versus 6.09% in the same period last year.
Interest income decreased 16.2% to $70.3 million for the quarter ended March 31, 2010, as compared to $83.9 million for the same period of 2009, reflecting the decrease in yield. Interest income is generated by investment securities, which accounted for 74.9% of total interest income, and from loans, which accounted for 25.1% of total interest income. Interest income from investments decreased 19.7% to $52.7 million, due to a decrease in yield of 114 basis points from 5.27% to 4.13%. Interest income from loans decreased 3.9% to $17.6 million, mainly due to a 5.2% decrease in loans average balance, which decreased to $1.140 billion from $1.204 billion. In December 2009 and January 2010 the Group sold certain non-agency securities. Rather than reinvesting all of the proceeds in the purchase of new, long-term securities, the Group has been building up its cash position. At March 31, 2010, the Group had $468.1 million in cash versus $277.1 million at December 31, 2009. As a result of these two factors, yields on interest earning assets declined to 4.50% for the first quarter from 5.43% in the same period in the previous year. At the same time, the increased level of deposits enabled the Group to reduce cost of funds to 2.88% from 3.64% in the same period in previous year. The net effect on the net interest income was a reduction of only 4.0% compared to the year ago quarter.
Interest expense decreased 23.3%, to $40.9 million for quarter ended March 31, 2010, from $53.3 million for the same period of 2009. The decrease is due to a significant reduction in cost of funds, which has decreased 76 basis points from 3.64% to 2.88%. Reduction in the cost of funds is mostly due to structured repurchase agreements amounting to $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for March 2010. For the quarter ended March 31, 2010 the cost of deposits decreased 56 basis points to 2.71%, as compared to the same period of 2009. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the quarter ended March 31, 2010 the cost of borrowings decreased 84 basis points to 2.95% from the same period of 2009.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,
	2010	2009	Variance %
	(Dollars in thousands)
Financial service revenues	$3,978	$3,114	27.7%
Banking service revenues	1,647	1,393	18.2%
Investment banking revenues (losses)	—	(12)	-100.0%
Mortgage banking activities	1,797	2,153	-16.5%

Total banking and financial service revenues	7,422	6,648	11.6%

Excess of amortized costs over fair value on other-than-temporarily impaired securities	(39,590)	—	-100.0%
Non-credit related unrealized loss on securities recognized in other comprehensive income	38,958	—	100.0%

Other-than-temporary impairments on securities	(632)	—	-100.0%
Net gain (loss) on:
Sale of securities	12,020	10,340	16.3%
Derivatives	(10,636)	434	-100.0%
Trading securities	(3)	(27)	88.9%
Foreclosed real estate	(117)	(162)	27.8%
Other investments	9	13	-30.8%
Other	14	—	100.0%

	655	10,598	-93.8%

Total non-interest income	$8,077	$17,246	-53.2%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $8.1 million for the quarter ended March 31, 2010, a decrease of 53.2% when compared to $17.2 million during the same period last year. Increase in total banking and financial service revenues and revenues from sale of securities were offset by the losses of $10.6 million in derivatives reported during the March 31, 2010 quarter.
Financial services revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage and insurance activities, increased 27.7%, to $4.0 million in the quarter ended March 31, 2010, from $3.1 million in the same period of 2009. Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 18.2% to $1.6 million in the quarter ended March 31, 2010, from $1.4 million in the same period of 2009. Income generated from mortgage banking activities decreased 16.5% to $1.8 million in the quarter ended March 31, 2010, from $2.2 million in the quarter ended March 31, 2009, mainly the result of a decrease in the securitization and sale of mortgage loans held-for-sale into the secondary market.

For the quarter ended March 31, 2010 gains from securities, derivatives, trading activities and other investment activities was $1.4 million, compared to $10.8 million in the same period of 2009. Decrease was mostly due to losses of $10.6 million in derivatives during the quarter ended March 31, 2010, compared with gains of $434 thousand for the same period in 2009. This loss on derivatives was the result of the decline in long rates, reflecting a non-cash loss on valuation of $10.6 million on the forward settled interest rate swaps. This essentially reversed the valuation gain from the preceding quarter of about $9 million. Keeping with the Group’s investment strategy, during the quarter ended March 31, 2010 and 2009, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $12.0 million for the quarter ended March 31, 2010, increased 16.3% when compared to $10.3 million for the same period a year ago. Benefitting from the strategic positioning of its investment securities portfolio, in January 2010, the Group made the strategic decision to sell $374.3 million of non-agency CMOs which contemplated a loss of $45.8 million. This loss was accounted for as other than temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009. During the quarter ended March 31, 2010, a loss of $3 thousand was recognized in trading securities, compared to a loss of $27 thousand in the previous year. During the quarter ended March 31, 2010 the Group recorded an other-than-temporary impairment loss of $632 thousand. No other-than-temporary impairment loss was recognized in the previous year quarter.
The Group adopted the provisions of FASB ASC 320-10-65-1 as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses. These provisions require that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. For the quarter ended March 31, 2010 a $632 thousand net credit-related impairment loss was recognized in earnings and a $39.0 million noncredit-related impairment loss was recognized in other comprehensive income for a non-agency collateralized mortgage obligation pool not expected to be sold. These other-than-temporary impairment losses are not anticipated to have an income tax effect because the impaired securities are held in the Group’s IBE, and potential recoveries of these losses, if any, are expected to occur in a period in which the income earned by the Group’s IBE, would be 100% exempt from income taxes.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,
	2010	2009	Variance %
	(Dollars in thousands)
Compensation and employees’ benefits	$8,250	$7,724	6.8%
Occupancy and equipment	3,594	3,489	3.0%
Professional and service fees	2,153	2,608	-17.4%
Insurance	1,833	815	124.9%
Taxes, other than payroll and income taxes	857	646	32.7%
Advertising and business promotion	699	1,204	-41.9%
Electronic banking charges	678	540	25.6%
Loan servicing expenses	427	383	11.5%
Communication	342	379	-9.8%
Director and investors relations	315	349	-9.7%
Clearing and wrap fees	297	330	-10.0%
Other operating expenses	948	806	17.6%

Total non-interest expenses	$20,393	$19,273	5.8%

Relevant ratios and data:
Efficiency ratio	55.33%	51.65%

Expense ratio	0.83%	0.82%

Compensation and benefits to non-interest expenses	40.5%	40.1%

Compensation to total assets (annualized)	0.51%	0.48%

Average compensation per employee (annualized)	$65.0	$55.9

Average number of employees	528	553

Assets owned per average employee	$12,812	$11,729

Non-interest expenses for the quarter ended March 31, 2010 increased 5.8% to $20.4 million, compared to $19.3 million for the same period of 2009, primarily as a result of higher insurance expense and compensation and employees’ benefits. During the quarter ended March 31, 2010, insurance expense increased 124.9% to $1.8 million from $815 thousand, as the result of industry-wide increase in FDIC insurance assessment. Compensation and employees’ benefits increased 6.8% to $8.3 million from $7.7 million in the quarter ended March 31, 2009. In the quarter ended March 31, 2010, occupancy and equipment, taxes, other than payroll and income taxes, electronic banking charges, loan servicing expenses, and other operating expenses, increased 3.0%, 32.7%, 25.6%, 11.5%, and 17.6%, respectively, compared to the quarter ended March 31, 2009. Increase in taxes, other than payroll and income taxes is mostly due to increase in municipal license tax, based on business volume, which increased compared to previous year period. Increase in electronic banking charges is mostly due to increase in POS transactions, as a result of the Group’s commercial POS cash management business. The non-interest expense results reflect an efficiency ratio of 55.33% for the quarter ended March 31, 2010, compared to 51.65% in 2009. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $655 thousand and $10.6 million for quarters ended March 31, 2010 and 2009, respectively.

TABLE 4 — ALLOWANCE FOR LOAN LOSSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,		Variance
	2010	2009	%
	(In thousands)
Balance at beginning of period	$23,272	$14,293	62.8%
Provision for loan losses	4,014	3,200	25.4%
Net credit losses — see Table 5	(1,309)	(2,346)	-44.2%

Balance at end of period	$25,977	$15,147	71.5%

TABLE 5 — NET CREDIT LOSSES STATISTICS:
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009

	Quarter Ended March 31,		Variance
	2010	2009	%
	(In thousands)
Mortgage
Charge-offs	$(1,096)	$(1,412)	-22.4%
Recoveries	—	16	-100.0%

	(1,096)	(1,396)	-21.5%

Commercial
Charge-offs	(110)	(616)	-82.1%
Recoveries	11	18	-38.9%

	(99)	(598)	-83.4%

Consumer
Charge-offs	(186)	(397)	-53.1%
Recoveries	72	45	60.0%

	(114)	(352)	-67.6%

Net credit losses
Total charge-offs	(1,392)	(2,425)	-42.6%
Total recoveries	83	79	5.1%

	$(1,309)	$(2,346)	-44.2%

Net credit losses (recoveries) to average loans outstanding (1):
Mortgage	0.47%	0.56%

Commercial	0.21%	1.30%

Consumer	2.15%	6.68%

Total	0.46%	0.78%

Average loans:
Mortgage	$927,573	$998,506	-7.1%
Commercial	191,338	184,157	3.9%
Consumer	21,200	21,073	0.6%

Total	$1,140,111	$1,203,736	-5.3%

(1)	Annualized ratios
TABLE 6 — ALLOWANCE FOR LOAN LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2010	2009	%
Mortgage	$17,789	$15,044	18.2%
Commercial	6,312	7,112	-11.2%
Consumer	678	864	-21.5%
Unallocated allowance	1,198	252	375.4%

	$25,977	$23,272	11.6%

Allowance composition:
Mortgage	68.5%	64.6%
Commercial	24.3%	30.6%
Consumer	2.6%	3.7%
Unallocated allowance	4.6%	1.1%

	100.0%	100.0%

Allowance coverage ratio at end of period
Applicable to:
Mortgage	1.91%	1.60%
Commercial	3.10%	3.60%
Consumer	3.08%	3.76%
Unallocated allowance to total loans	0.10%	0.02%

Total allowance to total loans	2.25%	2.00%

Other selected data and ratios:

Allowance coverage ratio to:
Non-performing loans	23.8%	22.3%

Non-mortgage non-performing loans	161.1%	144.3%

The provision for loan losses for the quarter ended March 31, 2010 totaled $4.0 million, a 25.4% increase from the $3.2 million reported for 2009, mainly due to a deteriorating macroeconomic environment. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2010 was adequate in order to maintain the allowance for loan losses at an adequate level.
Net credit losses decreased 44.2% to $1.3 million from $2.3 million in the same period of 2009. The decrease was primarily due to lower net credit losses from mortgage loans, commercial loans, and consumer loans. Non-performing loans of $109.3 million at March 31, 2010, were 26.3% higher than the $86.5 million at March 31, 2009, and 4.7% higher than the $104.4 million at December 31, 2009.
The Group maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan losses policy provides for a detailed quarterly analysis of probable losses.
The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on such methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses. Principal factors that contributed to the increase in provision for December 31, 2009 to March 31, 2010 were the continuing deterioration in the net charge-off trend in the mortgage loan portfolio; the continuing increased trend in non-performing loans and the continuing recessionary economical conditions in Puerto Rico.
Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At March 31, 2010, the total investment in impaired commercial loans was $16.6 million, compared to $15.6 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $624 thousand and $709 thousand at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the total investment in impaired mortgage loans was $10.5 million, compared to $10.7 million at December 31, 2009. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $706 thousand and $683 thousand at March 31, 2010 and December 31, 2009, respectively.
The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This calculation is the starting point for management’s systematic determination of the required level of the allowance for loan losses. Other data considered in this determination includes: the credit grading assigned to commercial loans, delinquency levels, loss trends and other information including underwriting standards and economic trends.
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
In the current quarter, the Group has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF MARCH 31, 2010

	Higher-Risk Residential Mortgage Loans*
					High Loan-to-Value Ratio Mortgages
	Junior Lien Mortages		Interest Only Loans		LTV 90% to 100%		LTV Over 100%
	Carrying Value	Allowance	Carrying Value	Allowance	Carrying Value	Allowance	Carrying Value	Allowance
	(In thousands)
Delinquency:
Current 90 days	$23,610	$289	$37,305	$979	$128,017	$1,808	$3,007	$40
91- 120 days	232	8	478	28	1,539	34	—	—
121 - 180 days	402	13	1,039	90	2,064	67	—	—
181- 365 days	791	30	2,962	232	5,772	274	—	—
Over 365 days	2,243	197	3,536	818	9,587	1,301	—	—

Total	$27,278	$537	$45,320	$2,146	$146,978	$3,484	$3,007	$40

Percentage of total loans	2.36%		3.92%		12.70%		0.26%

Refinanced or Modified Loans:
Amount	$701	$13	$—	$—	$2,944	$36	$1,434	23

Percentage of Higher-Risk Loan Category	2.57%		0.00%		2.00%		47.69%

Current Loan-to-Value Ratio:
Under 70%	$20,660	$384	$3,501	$120	$—	$—	$—	$—
70%- 79%	3,687	104	7,394	473	—	—	—	—
80% - 89%	2,206	31	13,125	644	—	—	—	—
90% - 100%	725	17	21,300	909	146,978	3,484	—	—
Over 100%	—	—	—	—	—	—	3,007	40

	$27,278	$537	$45,320	$2,146	$146,978	$3,484	$3,007	$40

*	Loans may be included in more than one higher-risk loan category
TABLE 8 — NON-PERFORMING ASSETS
(Dollars in thousands)

	March 31,	December 31,	Variance
	2010	2009	%
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring (TDR) loans	$327	$214	52.8%
Other loans	60,223	56,854	5.9%
Accruing loans
Troubled Debt Restructuring (TDR) loans	553	443	24.8%
Other loans	48,187	46,860	2.8%

Total non-performing loans	109,290	104,371	4.7%
Foreclosed real estate	9,918	9,347	6.1%

	$119,208	$113,718	4.8%

Non-performing assets to total assets	1.83%	1.74%

TABLE 9 — NON-PERFORMING LOANS
AS OF MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

	March 31,	December 31,	Variance
	2010	2009	%

Non-performing loans:
Mortgage	$92,532	$88,238	4.9%
Commercial, mainly real estate	16,156	15,688	3.0%
Consumer	602	445	35.3%

Total	$109,290	$104,371	4.7%

Non-performing loans composition percentages:
Mortgage	84.7%	84.5%
Commercial, mainly real estate	14.8%	15.0%
Consumer	0.6%	0.4%

Total	100.0%	100.0%

Non-performing loans to:
Total loans	9.44%	8.97%	5.2%

Total assets	1.68%	1.59%	5.7%

Total capital	23.42%	31.61%	-25.9%

Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2010, the Group’s non-performing mortgage loans totaled $92.5 million (84.7% of the Group’s non-performing loans), a 4.9% increase from the $88.2 million (84.5% of the Group’s non-performing loans) reported at December 31, 2009. Non-performing loans in this category are primarily residential mortgage loans.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2010, the Group’s non-performing commercial loans amounted to $16.2 million (14.8% of the Group’s non-performing loans), a 3.0% increase when compared to non-performing commercial loans of $15.7 million reported at December 31, 2009 (15.0% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2010, the Group’s non-performing consumer loans amounted to $602 thousand (0.6% of the Group’s total non-performing loans), a 35.3% increase from the $$445 thousand reported at December 31, 2009 (0.4% of total non-performing loans).
•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell, at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the quarter ended March 31, 2010, totaled approximately $2.3 million.

TABLE 10 — ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2010 AND 2009, AND DECEMBER 31, 2009
(Dollars in thousands)

	March 31,	December 31,	Variance
	2010	2009	%
Investments:
FNMA and FHLMC certificates	$3,277,247	$2,764,173	18.6%
Obligations of US Government sponsored agencies	595,501	1,007,091	-40.9%
Non-agency collateralized mortgage obligations	71,197	446,037	-84.0%
CMO’s issued by US Government sponsored agencies	248,713	286,509	-13.2%
GNMA certificates	317,559	346,103	-8.2%
Structured credit investments	40,090	38,383	4.4%
Puerto Rico Government and agency obligations	66,625	65,732	1.4%
FHLB stock	19,937	19,937	0.0%
Other investments	331	304	8.9%

	4,637,199	4,974,269	-6.8%

Loans:
Loans receivable	1,129,471	1,136,080	-0.6%
Allowance for loan losses	(25,977)	(23,272)	11.6%

Loans receivable, net	1,103,494	1,112,808	-0.8%
Mortgage loans held for sale	27,785	27,261	1.9%

Total loans	1,131,279	1,140,069	-0.8%

Securities sold but not yet delivered	116,747	—	100.0%

Total securities and loans	5,885,225	6,114,338	-3.7%

Other assets:
Cash and due from banks	450,323	247,691	81.8%
Money market investments	17,758	29,432	-39.7%
Accrued interest receivable	37,100	33,656	10.2%
Premises and equipment, net	18,571	19,775	-6.1%
Deferred tax asset, net	32,186	31,685	1.6%
Foreclosed real estate	9,918	9,347	6.1%
Investment in equity indexed options	7,875	6,464	21.8%
Other assets	49,564	58,445	-15.2%

Total other assets	623,295	436,495	42.8%

Total assets	$6,508,520	$6,550,833	-0.6%

Investments portfolio composition:

FNMA and FHLMC certificates	70.7%	55.6%
Obligations of US Government sponsored agencies	12.8%	20.2%
Non-agency collateralized mortgage obligations	1.5%	9.0%
CMO’s issued by US Government sponsored agencies	5.4%	5.8%
GNMA certificates	6.8%	7.0%
Structured credit investments	0.9%	0.8%
Puerto Rico Government and agency obligations	1.4%	1.3%
FHLB stock	0.4%	0.4%

	100.0%	100.0%

At March 31, 2010, the Group’s total assets amounted to $6.509 billion, a decrease of 0.6% when compared to $6.551 billion at December 31, 2009, and interest-earning assets reached $5.885 billion, down 3.7%, versus $6.114 billion at December 31, 2009.
Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At March 31, 2010, the investment portfolio decreased 6.8% from $4.974 billion to $4.637 billion. This decrease is mostly due to a decrease of $411.6 million or 40.9% in U.S. Government sponsored agencies bonds and a decrease of $374.8 million or 84.0% in Non-agency collateralized mortgage obligations, partially offset by an increase of $513.1 million or 18.6% in FMNA and FHLMC certificates, when compared to December 31, 2009.

At March 31, 2010, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.131 billion, a decrease of 0.8% when compared to the $1.140 billion at December 31, 2009. The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. The mortgage loan portfolio amounted to $930.6 million or 80.4% of the loan portfolio as of March 31, 2010, compared to $1.023 billion or 83.0% of the loan portfolio at December 31, 2009. Mortgage production and purchases of $55.8 million for the quarter ended March 31, 2010 decreased 17.8%, from $67.9 million, when compared to the quarter ended March 31, 2009. The Group sells most of its conforming mortgages into the secondary market, retaining servicing rights.
The second largest component of the Group’s loan portfolio is commercial loans. At March 31, 2010, the commercial loan portfolio totaled $203.7 million (17.6% of the Group’s total loan portfolio), in comparison to $187.1 million at December 31, 2009 (15.2% of the Group’s total loan portfolio). The increase of $16.0 million in the portfolio as compared to December 31, 2009 is mainly related to the origination of two new credit relationships amounting to $8.0 million and $2.0 million. Commercial loan production increased 11.1% to $20.1 million for the quarter ended March 31, 2010 from $18.1 million in the same period of 2009.
The consumer loan portfolio totaled $23.0 million (2.0% of total loan portfolio at March 31, 2010), in comparison to $23.1 million at December 31, 2009 (1.9% total loan portfolio at such date).

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
AS OF MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009
(Dollars in thousands)

	March 31,	December 31,	Variance
	2010	2009	%
Deposits:
Non-interest bearing deposits	$90,925	$73,548	23.6%
Now accounts	638,833	619,947	3.0%
Savings accounts	108,660	86,791	25.2%
Certificates of deposit	973,683	961,344	1.3%

	1,812,101	1,741,630	4.0%
Accrued interest payable	4,232	3,871	9.3%

	1,816,333	1,745,501	4.1%

Borrowings:
Federal funds purchases and other short term borrowings	37,953	49,179	-22.8%
Securities sold under agreements to repurchase	3,557,149	3,557,308	0.0%
Advances from FHLB	281,687	281,753	0.0%
FDIC-guaranteed term notes	105,112	105,834	-0.7%
Subordinated capital notes	36,083	36,083	—

	4,017,984	4,030,157	-0.3%

Total deposits and borrowings	5,834,317	5,775,658	1.0%

Securities and loans purchased but not yet received	171,813	413,359	-58.4%
Other liabilities	38,216	31,650	20.7%

Total liabilities	$6,044,346	$6,220,667	-2.8%

Deposits portfolio composition percentages:
Non-interest bearing deposits	5.0%	4.2%
Now accounts	35.3%	35.6%
Savings accounts	6.0%	5.0%
Certificates of deposit	53.7%	55.2%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.0%	1.2%
Securities sold under agreements to repurchase	88.5%	88.3%
Advances from FHLB	7.0%	7.0%
FDIC-guaranteed term notes	2.6%	2.6%
Subordinated capital notes	0.9%	0.9%

	100.0%	100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,557,149	$3,557,308

Daily average outstanding balance	$3,550,000	$3,659,442

Maximum outstanding balance at any month-end	$3,566,588	$3,762,353

At March 31, 2010, the Group’s total liabilities reached $6.044 billion, 2.8% lower than the $6.220 billion reported at December 31, 2009. This decrease is mostly due to securities purchased but not yet received at December 31, 2009 amounting to $413.4 million compared to $171.8 million reported in March 31, 2010. Deposits and borrowings, the Group’s funding sources, amounted to $5.834 billion at March 31, 2010 versus $5.776 billion at December 31, 2009, a 1.0% increase. Borrowings represented 68.9% of interest-bearing liabilities and deposits represented 31.1%.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings. At March 31, 2010, borrowings amounted to $4.018 billion 0.3% lower than the $4.030 billion recorded at December 31, 2009. Repurchase agreements as of March 31, 2010 amounted to $3.557 billion and remain the same as of December 31, 2009.
The FHLB system functions as a source of credit for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. FHLB funding amounted to $281.7 million at March 31, 2010, versus $281.8 million at December 31, 2009. These advances mature from May 2012 through May 2014.
The Group’s banking subsidiary issued in March 2009 $105.0 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the note is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost has been deferred and is being amortized over the term of the notes. The total cost of the notes for 2009, including the amount of the debt issuance costs, was 3.58%.
At March 31, 2010, deposits, the second largest category of the Group’s interest-bearing liabilities reached $1.816 billion, up 4.1% from $1.746 billion at December 31, 2009. Retail deposits, benefiting from expanded market share, grew 24.6% to $1.487 billion in March 31, 2010 from $1.193 billion in previous year quarter, enabling the Group to reduce higher cost deposits. Higher cost brokered deposits decreased $307.4 million or 68.0%, while other wholesale institutional deposits increased $23.6 million or 14.6%.
Stockholders’ Equity
On March 19, 2010, the Group completed an underwritten public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs. The net proceeds of this offering were intended for general corporate purposes, which included funding organic acquisition and acquisition growth opportunities, including the participation in government assisted transactions in Puerto Rico. It also contributed a portion of the net proceeds in the form of capital to Oriental Bank and Trust, which used such amount to bolster its regulatory capital needs and general corporate purposes.
At March 31, 2010, the Group’s total stockholders’ equity was $464.2 million, a 45.3% increase, when compared to $330.2 million at December 31, 2009. This increase reflects the aforementioned issuance of stock, the net income for the quarter, and an improvement of approximately $33.0 million in the fair value of the investment securities portfolio.
The Group maintains capital ratios in excess of regulatory requirements. At March 31, 2010, Tier 1 Leverage Capital Ratio was 7.82% (1.96 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 23.55% (5.89 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 24.73% (3.09 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at March 31, 2010 and 2009 and December 31, 2009:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	March 31,	December 31,	Variance	March 31,
	2010	2009	%	2009
Capital data:
Stockholders’ equity	$464,174	$330,166	40.6%	$319,351

Regulatory Capital Ratios data:
Leverage Capital Ratio	7.82%	6.52%	19.9%	6.54%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$518,423	$414,702	25.0%	$416,955

Minimum Tier 1 Capital Required	$265,217	$254,323	4.3%	$254,836

Excess over regulatory requirement	$253,206	$160,379	57.9%	$162,119

Tier 1 Risk-Based Capital Ratio	23.55%	18.79%	25.3%	16.20%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$518,423	$414,702	25.0%	$416,955

Minimum Tier 1 Risk-Based Capital Required	$88,069	$88,295	-0.3%	$102,926

Excess over regulatory requirement	$430,354	$326,407	31.8%	$314,029

Risk-Weighted Assets	$2,201,715	$2,207,383	-0.3%	$2,573,148

Total Risk-Based Capital Ratio	24.73%	19.84%	24.6%	16.79%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$544,400	$437,975	24.3%	$432,102

Minimum Total Risk-Based Capital Required	$176,137	$176,591	-0.3%	$205,852

Excess over regulatory requirement	$368,263	$261,384	40.9%	$226,250

Risk-Weighted Assets	$2,201,715	$2,207,383	-0.3%	$2,573,148

Tangible common equity (1) to total assets	6.06%	3.97%	52.6%	3.84%

Tangible common equity to risk-weighted assets	17.90%	11.79%	51.8%	9.69%

Total equity to total assets	7.13%	5.04%	41.5%	4.92%

Total equity to risk-weighted assets	21.08%	14.96%	40.9%	12.41%

Stock data:
Outstanding common shares, net of treasury	33,103	24,235	36.6%	24,223

Book value per common share	$11.97	$10.82	10.6%	$10.38

Market price at end of year	$13.50	$10.80	25.0%	$4.88

Market capitalization	$446,891	$261,738	70.7%	$118,208

Common dividend data:
Cash dividends declared	$1,322	$972	36.0%	$972

Cash dividends declared per share	$0.04	$0.04	0.0%	$0.04

Payout ratio	9.76%	-1.29%	856.6%	4.12%

Dividend yield	0.30%	0.37%	-20.0%	0.82%

(1)	Tangible common equity consists of common equity less goodwill.
The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three periods:

			Cash
	Price		Dividend
	High	Low	Per share
2010
March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective. The table below shows the Bank’s regulatory capital ratios at March 31, 2010 and 2009 and December 31, 2009:

	March 31,	December 31,	Variance	March 31,
(Dollars in thousands)	2010	2009	%	2009
Oriental Bank and Trust
Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	7.15%	5.78%	23.7%	5.66%

Actual Tier 1 Capital	$463,998	$359,339	29.1%	$339,236

Minimum Capital Requirement (4%)	$259,724	$248,671	4.4%	$239,782

Minimum to be well capitalized (5%)	$324,655	$310,839	4.4%	$299,728

Tier 1 Capital to Risk-Weighted Assets	21.50%	16.52%	30.1%	14.16%

Actual Tier 1 Risk-Based Capital	$463,998	$359,339	29.1%	$339,236

Minimum Capital Requirement (4%)	$86,322	$87,021	-0.8%	$95,825

Minimum to be well capitalized (6%)	$129,483	$130,532	-0.8%	$149,737

Total Capital to Risk-Weighted Assets	22.70%	17.59%	29.1%	14.79%

Actual Total Risk-Based Capital	$489,974	$382,611	28.1%	$354,383

Minimum Capital Requirement (8%)	$172,644	$174,042	-0.8%	$191,649

Minimum to be well capitalized (10%)	$215,805	$217,553	-0.8%	$239,561

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2010, the Group’s market capitalization for its outstanding common stock was $446.9 million ($13.50 per share).
The Oriental Financial Group Inc. Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK MANAGEMENT
Background
The Group’s risk management policies are established by its Board of Directors (the “Board”), implemented by management, through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk Management Committee (RMC). During 2009, the Group continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
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
The Group uses a software to project future movements in the Group’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2010, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(Dollars in thousands)
+ 200 Basis points	$18,800	16.68%	$18,263	16.11%

+ 100 Basis points	$14,671	13.02%	$14,682	12.95%

- 100 Basis points	$(24,398)	-21.65%	$(23,501)	-20.73%

- 200 Basis points	$(40,916)	-36.31%	$(38,447)	-33.91%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fixed rate to better match the re-pricing nature of these borrowings. At March 31, 2010 and December 31, 2009 there were open forward settled swaps with an aggregate notional amount of $900 million. The forward settle date of these swaps is December 28, 2011 with final maturities raging from December 28, 2013 through December 28, 2014. A derivative liability of $1.8 million and $8.5 million was recognized in the unaudited consolidated statement of financial condition related to the valuation of these swaps at March 31, 2010 and December 31, 2009, respectively.
Structured borrowings — The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.
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
At March 31, 2010 and December 31, 2009, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.9 million, and $6.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $10.9 million and $9.5 million, respectively, recorded in deposits.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities.
The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards, by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $71.2 million in non-government agency pass-through collateralized mortgage obligations and $40.1 million in structured credit investments that are considered of a higher credit risk than agency securities.
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
The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the Federal Home Loan Bank of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of the Group’s repurchase agreements have been structured with initial terms to maturity of between three and ten years, the counterparties have the right to exercise put options before the contractual maturities.
Brokered deposits are typically sold through an intermediary to small retail investors. The Group’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the Group’s credit rating and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.
Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption such as the one currently being experienced in the U.S. financial system, or if negative developments occur with respect to us, the availability and cost of the Group’s funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing its net interest income, or the Group may need to dispose of a portion of its investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of March 31, 2010, the Group had approximately $592.0 million in investment securities and $391.8 million in mortgage loans available to cover liquidity needs.
The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement date.
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
The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the IT Steering Committee.

The Group is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function, headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance program.
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
The Commonwealth of Puerto Rico government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and Governor signed, laws to reduce spending by 10% in an attempt to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. It is not possible to determine the impact on the economy of these measures at this time.

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
Internal Control over Financial Reporting
There were no changes in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2010.

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
We may fail to realize the anticipated benefits of our acquisition of Eurobank.
The success of our acquisition of all of the retail deposits and substantially all of the assets and operations of Eurobank on April 30, 2010 from the FDIC, as receiver for Eurobank, will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired Eurobank assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition.
We cannot assure you that our acquisition of Eurobank will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.
Our future growth and profitability depends, in part, on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations.
Given the continued economic recession in Puerto Rico, notwithstanding our loss-sharing arrangements with the FDIC with respect to certain Eurobank assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowances for loan losses on the assets and loans acquired that could adversely affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with this transaction, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.
Our acquisition of Eurobank may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to this acquisition could disrupt our ongoing business or result in inconsistencies in customer service that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees.
Loans that we acquired in the Eurobank transaction may not be covered by the loss sharing agreements if the FDIC determines that we have not adequately performed under these agreements or if the loss sharing agreements have ended.
Although the FDIC has agreed to reimburse us for 80% of qualifying losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not performed by the Group in accordance with their terms. Additionally, the loss sharing agreements have limited terms. Therefore, any charge-offs that we experience after the terms of the loss sharing agreements have ended would not be recoverable from the FDIC.
Certain provisions of the loss sharing agreements entered into with the FDIC may have anti-takeover effects and could limit the ability of the Group to engage in certain strategic transactions the Group’s Board of Directors believes would be in the best interests of shareholders.
The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Group and a feature of the Eurobank acquisition without which we would not have entered into the transaction. Our agreement with the FDIC requires that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.
Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Group with or into another company if our shareholders will own less than 2/3 of the combined company and (b) a sale of shares by one or more of our shareholders that will effect a change in control of Oriental Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of the Group’s voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% of the Group’s voting securities). Such a sale by shareholders may occur beyond the Group’s control. If the Group or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse impact on the Group.

Item 6.	EXHIBITS
10.1	Underwriting Agreement, dated May 16, 2010, between the Group and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named therein.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference from Exhibit No. 1.1 of the Group’s current report on Form 8-K filed with the SEC on March 19, 2010.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Date: May 7, 2010

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: May 7, 2010

Norberto González
Executive Vice President and Chief Financial Officer