Form 10-Q
period 2010-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2010-08-10
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
49,293,082 common shares ($1.00 par value per share) outstanding as of July 31, 2010

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

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$430,498	$247,691
Money market investments	42,137	29,432

Total cash and cash equivalents	472,635	277,123

Investments:
Trading securities, at fair value with amortized cost of $55 (December 31, 2009 — $522)	56	523
Investment securities available-for-sale, at fair value with amortized cost of $4,913,939 (December 31, 2009 — $5,044,017)	4,941,528	4,953,659
Other investments	150	150
Federal Home Loan Bank (FHLB) stock, at cost	22,496	19,937

Total investments	4,964,230	4,974,269

Securities sold but not yet delivered	1,490	—

Loans:
Mortgage loans not-covered by FDIC shared-loss agreements held-for-sale, at lower of cost or fair value	27,519	27,261
Non-covered loans receivable, net of allowance for loan and lease losses of $28,002 (December 31, 2009 — $23,272)	1,109,585	1,112,808
Loans covered by FDIC shared loss agreements	809,895	—

Total loans, net	1,946,999	1,140,069

FDIC loss-share indemnification asset	517,695	—
Covered foreclosed real estate	19,495	—
Non-covered foreclosed real estate	12,277	9,347
Accrued interest receivable	34,672	33,656
Deferred tax asset, net	19,517	31,685
Premises and equipment, net	18,113	19,775
Core deposit intangible	1,399	—
Servicing asset	9,285	7,120
Other assets	60,737	57,789

Total assets	$8,078,544	$6,550,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$876,092	$693,506
Savings accounts	213,992	86,792
Certificates of deposit	1,448,187	965,203

Total deposits	2,538,271	1,745,501

Borrowings:
Federal funds purchased and other short-term borrowings	45,200	49,179
Securities sold under agreements to repurchase	3,557,087	3,557,308
Advances from FHLB	281,735	281,753
Purchase money note issued to the FDIC	711,076	—
FDIC-guaranteed term notes	105,834	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	4,737,015	4,030,157

Securities purchased but not yet received	533	413,359
Accrued expenses and other liabilities	56,683	31,650

Total liabilities	7,332,502	6,220,667

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value;200,000 shares of Series C issued and outstanding, $1,000 liquidation value	245,289	68,000
Additional paid-in capital from beneficial conversion feature	22,711	—
Common stock, $1 par value; 100,000,000 shares authorized; 34,480,909 shares issued; 32,987,907 shares outstanding (December 31, 2009 — 25,739,397; 24,235,088)	34,481	25,739
Additional paid-in capital	288,749	213,445
Legal surplus	48,325	45,279
Retained earnings	98,245	77,584
Treasury stock, at cost 1,493,002 shares (December 31, 2009 — 1,504,309 shares)	(17,120)	(17,142)
Accumulated other comprehensive income (loss), net of tax of ($2,402) (December 31, 2009 — $ 7,445)	25,362	(82,739)

Total stockholders’ equity	746,042	330,166

Commitments and contingencies

Total liabilities and stockholders’ equity	$8,078,544	$6,550,833

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	Quarter ended June 30		Six-month Period ended June 30
	2010	2009	2010	2009
		(In thousands, except per share data)
Interest income:
Loans	$31,065	$18,707	$48,663	$37,027
Mortgage-backed securities	41,519	51,721	85,113	102,429
Investment securities and other	8,925	11,623	18,030	26,526

Total interest income	81,509	82,051	151,806	165,982

Interest expense:
Deposits	11,927	14,149	23,170	27,972
Securities sold under agreements to repurchase	25,487	27,929	50,772	63,728
Advances from FHLB and other borrowings	3,053	3,075	6,065	6,171
Purchase money note issued to the FDIC	1,064	—	1,064	—
FDIC-guaranteed term notes	1,021	1,021	2,042	1,133
Subordinated capital notes	305	389	603	825

Total interest expense	42,857	46,563	83,716	99,829

Net interest income	38,652	35,488	68,090	66,153
Provision for loan and lease losses	4,100	3,650	8,114	6,850

Net interest income after provision for loan and lease losses	34,552	31,838	59,976	59,303

Non-interest income:
Wealth management revenues	4,625	3,285	8,603	6,399
Banking service revenues	2,797	1,602	4,444	2,995
Investment banking revenues (losses)	34	8	34	(4)
Mortgage banking activities	2,339	2,806	4,136	4,959

Total banking and wealth management revenues	9,795	7,701	17,217	14,349

Total loss other-than-temporarily impaired securities	(1,796)	(62,594)	(41,386)	(62,594)
Portion of loss on securities recognized in other comprehensive income	0	58,178	38,958	58,178

Other-than-temporary impairments on securities	(1,796)	(4,416)	(2,428)	(4,416)

Net gain (loss) on:
Sale of securities	11,833	10,520	23,853	20,860
Derivatives	(26,615)	19,408	(37,251)	19,842
Trading securities	1	12,959	(2)	12,932
Bargain purchase from FDIC-assisted acquisition	16,463	—	16,463	—
Fair value adjustment on FDIC equity appreciation instrument	909	—	909	—
Accretion of FDIC loss-share indemnification asset	1,444	—	1,444	—
Foreclosed real estate	(26)	(136)	(143)	(298)
Other	295	15	318	28

Total non-interest income, net	12,303	46,051	20,380	63,297

Non-interest expenses:
Compensation and employee benefits	10,427	8,020	18,677	15,744
Occupancy and equipment	4,601	3,758	8,195	7,247
Professional and service fees	3,920	2,394	6,073	5,002
Insurance	1,733	3,472	3,566	4,287
Advertising and business promotion	1,361	1,028	2,060	2,232
Taxes, other than payroll and income taxes	1,291	649	2,148	1,295
Electronic banking charges	1,113	596	1,791	1,136
Loan servicing expenses	452	388	879	771
Communication	740	402	1,082	781
Director and investors relations	388	332	703	681
Clearing and wrap fees expenses	342	237	639	567
Printing, postage, stationery and supplies	292	215	495	471
Foreclosure and repossession expenses	270	200	572	446
Training and travel	243	163	471	250
Other	699	360	914	577

Total non-interest expenses	27,872	22,214	48,265	41,487

Income before income taxes	18,983	55,675	32,091	81,113
Income tax expense	1,634	4,761	2,806	5,451

Net income	17,349	50,914	29,285	75,662
Less: Dividends on preferred stock	(1,733)	(1,201)	(2,934)	(2,401)
Less: Allocation of undistributed earnings for participating preferred shares	(3,104)	—	(3,104)	—

Income available to common shareholders	$12,512	$49,713	$23,247	$73,261

Income per common share:
Basic	$0.38	$2.05	$0.79	$3.02

Diluted	$0.38	$2.04	$0.79	$3.02

Average common shares outstanding	33,044	24,303	29,470	24,274
Average potential common shares-options	9	15	1	6

Average diluted common shares outstanding	33,053	24,318	29,471	24,280

Cash dividends per share of common stock	$0.04	$0.04	$0.08	$0.08

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX-MONTH
PERIODS ENDED JUNE 30, 2010 AND 2009

	Six-Month Period Ended June
	2010	2009
	(In thousands)
CHANGES IN STOCKHOLDERS’ EQUITY:

Preferred stock:
Balance at beginning of period	68,000	68,000
Issuance of preferred stock	177,289	—

Balance at end of period	$245,289	$68,000

Additional paid-in capital from beneficial conversion feature
Balance at beginning of period	—	—
Issuance of preferred stock — beneficial conversion feature	22,711	—

Balance at end of period	22,711	—

Common stock:
Balance at beginning of period	25,739	25,739
Issuance of common stock	8,740	—
Exercised stock options	2

Balance at end of period	34,481	25,739

Additional paid-in capital:
Balance at beginning of period	213,445	212,625
Issuance of common stock	90,896	—
Exercised stock options	19	—
Stock-based compensation expense	546	337
Common stock issuance costs	(5,246)	—
Preferred stock issuance costs	(10,911)	—

Balance at end of period	288,749	212,962

Legal surplus:
Balance at beginning of period	45,279	43,016
Transfer from retained earnings	3,046	5,755

Balance at end of period	48,325	48,771

Retained earnings:
Balance at beginning of period	77,584	51,233
Cumulative effect on initial adoption of accounting principle	—	14,359
Net income	29,285	75,662
Cash dividends declared on common stock	(2,644)	(1,944)
Cash dividends declared on preferred stock	(2,934)	(2,401)
Transfer to legal surplus	(3,046)	(5,755)

Balance at end of period	98,245	131,154

Treasury stock:
Balance at beginning of period	(17,142)	(17,109)
Stock purchased	—	(182)
Stock used to match defined contribution plan	22	139

Balance at end of period	(17,120)	(17,152)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(82,739)	(122,187)
Cumulative effect on initial adoption of accounting principle	—	(14,359)
Other comprehensive income, net of tax	108,101	26,706

Balance at end of period	25,362	(109,840)

Total stockholders’ equity	$746,042	$359,634

See notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	Quarter Ended June 30,		Six-Month Period Ended June 30,
COMPREHENSIVE INCOME	2010	2009	2010	2009
	(In thousands)
Net income	$17,349	$50,914	$29,285	$75,662

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale arising during the period	98,355	(4,885)	139,373	44,989

Realized gain on investment securities included in net income	(11,833)	(10,520)	(23,853)	(20,860)

Total loss on other- than-temporarily impaired securities	1,796	62,594	41,386	62,594

Portion of loss on securities	—	(58,178)	(38,958)	(58,178)

Income tax effect related to unrealized gain on securities available-for-sale	(6,368)	2,340	(9,847)	(1,839)

Other comprehensive income (loss) for the period	78,358	(8,649)	108,101	26,706

Comprehensive income	$95,707	$42,265	$137,386	$102,368

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009

	Six-Month Period Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$29,285	$75,662

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	346	91
Amortization of premiums, net of accretion of discounts	13,426	5,084
Amortization of core deposit intangible assets	23	—
Accretion of FDIC loss-share indemnification asset	(1,444)	—
Amortization of accretable yield on loans covered by FDIC shared-loss agreements	(13,439)	—
Other-than-temporary impairments on securities	2,428	4,416
Depreciation and amortization of premises and equipment	2,596	3,047
Deferred income tax expense	2,321	868
Provision for loan and lease losses	8,114	6,850
Stock-based compensation	546	337
Fair value adjustment of servicing asset	(975)	(3,115)
Bargain purchase gain from FDIC assisted acquisition	(16,463)	—
(Gain) loss on:
Sale of securities	(23,853)	(20,860)
Sale of mortgage loans held for sale	(2,104)	(1,844)
Derivatives	37,251	(19,842)
Mortgage tax credits	—	(2,153)
Sale of foreclosed real estate	143	298
Sale of premises and equipment	1,865	(4)
Originations and purchases of loans held-for-sale	(56,332)	(114,428)
Proceeds from sale of loans held-for-sale	35,451	64,993
Net (increase) decrease in:
Trading securities	467	(648)
Accrued interest receivable	(1,016)	6,129
Other assets	(8,762)	(3,712)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,553	(1,451)
Accrued expenses and other liabilities	365	8,509

Net cash provided by operating activities	11,792	8,227

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(3,932,574)	(5,168,019)
FHLB stock	(2,560)	(13,355)
Equity options	(1,110)	(2,965)
Maturities and redemptions of:
Investment securities available-for-sale	1,257,926	2,399,362
FHLB stock	10,077	14,431
Proceeds from sales of:
Investment securities available-for-sale	2,466,565	2,815,099
Foreclosed real estate	2,481	4,561
Premises and equipment	(105)	92
Origination and purchase of loans, excluding loans held-for-sale	(111,112)	(44,219)
Principal repayment of loans	95,901	59,316
Additions to premises and equipment	(194)	(2,657)
Cash and cash equivalents received in FDIC-assisted transaction	89,777	—

Net cash provided by (used in) investing activities	(124,928)	61,646

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	64,897	79,449
Federal funds purchased and other short term borrowings	(3,979)	(1,445)
Proceeds from:
Issuance of FDIC-guaranteed term notes	—	105,000
Advances from FHLB	—	761,380
Exercise of stock options	21	—
Issuance of common stock, net	94,390	—
Issuance of preferred stock, net	189,089	—
Repayments of advances from FHLB	—	(788,080)
Repayments of advances from purchase money note issued to the FDIC	(5,433)	—
Purchase of treasury stock	—	(182)
Termination of derivative instruments	(25,109)	19,040
Dividends paid on preferred stock	(2,934)	(2,401)
Dividends paid on common stock	(2,294)	(1,944)

Net cash provided by financing activities	308,648	170,817

Net change in cash and cash equivalents	195,512	240,690
Cash and cash equivalents at beginning of period	277,123	66,372

Cash and cash equivalents at end of period	$472,635	$307,062

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009

	Six-Month Period Ended June 30,
	2010	2009
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$90,959	$101,279

Income taxes paid	$6,281	$—

Mortgage loans securitized into mortgage-backed securities	$68,155	$61,676

Securities sold but not yet delivered	$1,490	$360,764

Securities purchased but not yet received	$533	$497,360

Transfer from loans to foreclosed real estate	$7,543	$4,871

Reclassification of loans held for investment portfolio to the held for sale portfolio	$48,236	$19,832

Supplemental Schedule of Non-cash Investing Activities:
Acquisitions:
Non-cash assets acquired:
FHLB stock	$10,077	—
Loans covered by FDIC shared-loss agreements	$836,474	$—
Loans not covered by FDIC shared-loss agreements	3,009	—
Foreclosed real estate covered by FDIC shared-loss agreements	17,527	—
Other repossessed assets covered by FDIC shared-loss agreements	3,062	—
FDIC loss-share indemnification asset	516,250	—
Core deposit intangible	1,423	—
Other assets	5,301	—

Total non-cash assets acquired	1,393,123	—
Liabilities assumed:
Deposits	729,546	—
Other liabilities	15,845	—

Total liabilities assumed	745,391	—

Net non-cash assets acquired	647,732	—
Cash and cash equivalents received in the FDIC-assisted transaction	89,777	—

Net assets acquired	$737,509	$—

Consideration at fair value:
Purchase money note issued to the FDIC	$715,970	$—
Settlement payable to FDIC	10,590	—
Equity appreciation instrument	909	—

	727,469	—
Net after tax bargain purchase gain from FDIC assisted acquisition	10,040	—

	$737,509	$—

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Group’s 2009 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. With the FDIC-assisted acquisition on April 30, 2010, the Group added leasing to the financial services the Group provides.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, saving and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Oriental Financial Services is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCFI. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and, if the conditions so warrant, the Group engages in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues or originates and of its mortgage loan portfolio.

Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC as receiver for Eurobank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. The FDIC-assisted acquisition included all 22 branches of Eurobank. This transaction is referred to as “the FDIC-assisted acquisition”.
Pursuant to a waiver granted by the Securities and Exchange Commission (the “Commission”) to the Group on May 28, 2010, and in accordance with the guidance provided in the SEC Staff Accounting Bulleting Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), the Group has omitted certain financial information of the FDIC-assisted acquisition otherwise required by Rule 3-05 of Regulation S-X. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X under certain circumstances, including a transaction such as the Eurobank Acquisition, in which the registrant engages in an acquisition of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is so pervasive as to substantially reduce the relevance of such information to an assessment of future operations.
Significant Accounting Policies
The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and with the general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.
Loans and Allowance for Loan and Lease Losses
As a result of the FDIC-assisted acquisition, the Group has a class of loans called “covered loans” that are covered by the shared-loss agreements with the FDIC. Non-covered loans are loans not covered by the shared-loss agreements with the FDIC. Non-covered loans include any loans made outside of the FDIC shared-loss agreements before or after the April 30, 2010 FDIC-assisted acquisition. Non-covered loans also include credit cards acquired in the FDIC-assisted acquisition.
Non-covered loans
Non-covered loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for non-covered loan and lease losses, unamortized discount related to mortgage servicing right sold and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs and premiums and discounts on loans purchased are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using the interest method. When a loan is paid off or sold, any unamortized deferred fee (cost) is credited (charged) to income.
Credit cards acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses will be recognized.
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
The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the non-covered loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on non-covered loans.
Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand and over 90-days past-due. The portfolios of mortgage, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.
The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio category based on historical credit losses adjusted for current conditions and trends. This calculation is the starting point for management’s systematic determination of the required level of the allowance for loan and lease losses. Other data considered in this determination includes: the credit grading assigned to commercial loans, delinquency levels, loss trends and other information including underwriting standards and economic trends.
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Group’s control such as those affecting general economic conditions may require future changes to the allowance.
Covered loans
Covered loans acquired in the FDIC-assisted acquisition, except for revolving lines of credit, are accounted for under the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). The Group accounts for loans under ASC 310-30 when (a) the Group acquires loans deemed to be impaired when there is evidence of credit deterioration and it is probable, at the date of acquisition, that the Group would be unable to collect all contractually required payments and (b) as a general policy election for non-impaired loans that the Group acquires.
The acquired covered loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded on the acquisition date.
In accordance with ASC 310-30 and in estimating the fair value of covered loans at the acquisition date, the Group (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable difference. The non-accretable difference represents an estimate of the loss exposure in the covered loan portfolio and such amount is subject to change over time based on the performance of the covered loans. The carrying value of covered loans is reduced by payments received and increased by the portion of the accretable yield recognized as interest income.
The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Group aggregates loans into pools of loans with common risk characteristics to account for the acquired loans. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for loan and lease losses and establishing an allowance for loan and lease losses.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.
Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan and lease losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss-share indemnification asset.
Covered revolving lines of credit acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These FDIC covered assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses on the covered loan portfolio will be recognized; however, these provisions would be mostly offset by a corresponding increase in the FDIC loss-share indemnification asset.
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
Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. ASC 320-10-65-1, changed the accounting requirements for other-than-temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The corresponding review takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Group’s intent to not sell the security or whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”
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
FDIC loss-share indemnification asset
The Group has determined that the FDIC loss-share indemnification asset will be accounted for as an indemnification asset measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The loss-share indemnification asset related to estimated future loan and lease losses is not transferable should we sell a loan prior to foreclosure or maturity. The fair value of the loss-share indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.
The FDIC loss-share indemnification asset will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates will result in an increase in the FDIC loss-share indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC loss-share indemnification asset will be reduced.
Core Deposit Intangible
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but do not exceed 10 years. The Group evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the quarter ended June 30, 2010. If an impairment loss is determined to exist in the future, the loss will be reflected as a non-interest expense in the Consolidated Statement of Operations for the period in which such impairment is identified.
Foreclosed Real Estate and Other Repossessed Property
Non-covered Foreclosed Real Estate
Foreclosed real estate is initially recorded at the lower of the related loan balance or the fair value less cost to sell of the real estate at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan and lease losses on non-covered loans. After foreclosure, these properties are carried at the lower of cost or fair value less estimated cost to sell, based on recent appraised values or options to purchase the foreclosed property. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expense. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.
Covered Foreclosed Real Estate and Other Repossessed Property
Covered foreclosed real estate and other repossessed property were initially recorded at their estimated fair value on the acquisition date based on appraisal value less estimated selling costs. Any subsequent write downs due to declines in fair value are charged to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.
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
Equity-Based Compensation Plans
The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008. It was further amended in 2010.
The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan, or, if earlier, (b) the date the Omnibus Plan is terminated by the Group’s Board of Directors.
The Board’s Compensation Committee (the “Committee”), or such other committee as the Board may designate, has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Only the Committee may exercise authority in respect of Awards granted to such participants.
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
Subsequent Events
The Group has evaluated other events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
Reclassifications
When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Developments:
Derivatives and Hedging - In March 2010, FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact on the Group’s financial position or results of operations.
Loan Modification - In April 2010, FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The Group will apply this guidance for loans acquired on the FDIC-assisted acquisition accounted for under ASC 310-30.
Credit Quality and Allowance for Credit Losses Disclosures — In July 2010, FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan and lease losses will be effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan and lease losses accounts will be effective for reporting periods beginning on or after December 15, 2010.
Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial condition, statement of operations or cash flows.
NOTE 2 — FDIC-ASSISTED ACQUISITION
On April 30, 2010 the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties. This acquisition was made to expand the Group’s presence in Puerto Rico.
The acquired loans, foreclosed real estate, and other repossessed property subject to the shared-loss agreements are collectively referred as “covered assets.” Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on covered assets. The term for loss share on single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term for loss share on commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level.
Furthermore, in June 2020, approximately ten years following the acquisition date, the Bank may be required to make a true-up payment to the FDIC in the event that losses on covered assets under the shared-loss agreements have been less than estimates. The payment amount would be 50% of the excess, if any, of (i) $181.2 million (or 20% of the intrinsic loss estimate of $906.0 million) less (ii) the sum of (a) $56.9 million (or 25% of the asset discount of $227.5 million), plus (b) 25% of cumulative shared-loss payments, plus (c) the cumulative servicing amount. The cumulative servicing amount is 1% of the average asset for each year during the terms of the shared-loss agreements. As of June 30, 2010, the Bank estimates that there will be no liability under this provision of the Purchase and Assumption Agreement.
The FDIC has certain rights to withhold loss sharing payments if the Bank does not perform its obligations under the shared-loss agreement in accordance with their terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent, including certain business combination transactions and sales of shares by the Group’s shareholders, some of which may be beyond the Group’s control. Any of these actions will be reflected in the FDIC loss-share indemnification asset.
Under the terms of the Purchase and Assumption Agreement, the Bank acquired certain assets of Eurobank, including commercial, construction, one-to-four residential mortgage and other loans, and assumed certain liabilities, including insured and uninsured deposits, but excluding brokered deposits. Based on the closing with the FDIC as of April 30, 2010, the Bank (a) acquired at an estimated fair value of $839.5 million in loans, $20.6 million in foreclosed or repossessed assets, $89.8 million in cash and cash equivalents, $10.1 million in Federal Home Loan Bank (“FHLB”) stock, $1.4 million in a core deposit intangible, and $5.3 million in other assets, and (b) assumed $729.5 million in deposits and $15.8 million in other liabilities. These amounts are estimates and subject to adjustment based upon final settlement with the FDIC by April 30, 2011.

In consideration for the excess assets acquired over liabilities assumed, the Bank issued a money purchase note to the FDIC of $715.5 million, a value appreciation instrument (“VAI”) valued at $909 thousand and also agreed to a settlement payable to the FDIC of $10.6 million.
The terms of the Purchase and Assumption Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Eurobank not assumed by the Bank and certain other types of claims listed in the Purchase and Assumption Agreement.
The Group has determined that the acquisition of the net assets of Eurobank constitutes a business acquisition as defined by the FASB ASC Topic 805 (“Business Combinations”). Accordingly, the assets acquired and liabilities assumed as of April 30, 2010 are presented at their relative fair values in the table below as required by that Topic. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the FDIC-assisted acquisition as additional information relative to closing date fair values becomes available. The Bank and the FDIC are engaged in ongoing discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. However, the amount that the Group realizes on these assets could differ materially from the carrying value included in the unaudited consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods. Because of the shared-loss agreements with the FDIC on the covered assets, the Group does not expect to incur significant losses. To the extent the actual values realized for the acquired loans differ from the estimated amounts, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC. The application of the acquisition method of accounting resulted in a bargain purchase gain of $16.5 million, which increased the non-interest income for the quarter and the six-month period ended June 30, 2010. A summary of the net assets acquired from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain follows:

April 30, 2010
(in thousands)
Eurobank’s cost basis net assets on April 30, 2010, before fair value adjustments	$958,328

Fair value adjustments
Loans	(701,208)
Foreclosed real estate and other repossessed property	(8,893)
FDIC loss-share indemnification asset	516,250
Core deposit intangible	1,423
Certificates of deposits	(7,104)
Other assets	(14,868)

743,928

Consideration at fair value
Purchase money note issued to the FDIC	(715,970)
Settlement payable to the FDIC	(10,590)
Equity appreciation instrument	(909)

(727,469)

Pre-tax bargain from purchase gain on the FDIC-assisted acquisition	16,459
Deferred income tax liability, net	(6,419)

Net after-tax bargain purchase gain from the FDIC-assisted acquisition	$10,040

The bargain purchase gain represents the excess of the estimated fair value of the assets over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer, and depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or request a payment from the acquirer.
Pursuant to the Purchase and Assumption Agreement, the FDIC granted to the Bank an exclusive 90-day option, commencing on the acquisition date, to purchase or lease, as applicable, any or all bank premises of Eurobank. Prior to expiration of the 90-day option, the Group notified the FDIC of its intention to renegotiate new lease agreements for some of the leased real estate. After recently receiving appraisals on owned bank premises, the Group is presently considering whether to exercise its option to purchase such premises.
The following table sets forth the assets acquired and liabilities assumed, at fair value, in the FDIC-assisted acquisition:

April 30, 2010
(in thousands)
Assets
Cash and cash equivalents	$89,777
Federal Home Loan Bank stock	10,077
Loans covered by shared-loss agreements	836,474
Loans not covered by share-loss agreements	3,009
Foreclosed real estated covered by shared-loss agreements	17,527
Other repossessed properties covered by shared-loss agreements	3,062
FDIC loss-share indemnification asset	516,250
Core deposit intangible	1,423
Other assets	5,301

Total assets acquired	$1,482,900

Liabilities
Deposits	$729,546
Other liabilities	15,845

Total liabilities assumed	$745,391

Net assets acquired	$737,509

Fair Value of Assets Acquired and Liabilities Assumed
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The methods used to determine the fair values of the significant assets acquired and liabilities assumed are described below.
Cash and cash equivalents — Cash and cash equivalents include cash and due from banks, and interest-earning deposits with banks and the Federal Reserve Bank. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk were considered to have a fair value that approximates to carrying value.
Federal Home Loan Bank stock — The fair value of acquired FHLB stock was estimated to be its redemption value. Subsequent to April 30, 2010 the FHLB stock was redeemed at its carrying amount.

Loans — Loans acquired in the FDIC-assisted acquisition, excluding extensions of credit pursuant to a credit card plan, are referred as “covered loans” as the Bank will be reimbursed by the FDIC for a substantial portion of any future credit losses on them under the terms of the shared-loss agreements. At the April 30, 2010 acquisition date, the estimated fair value of the FDIC-assisted acquisition loan portfolio was $839.5 million. Loans fair values were estimated by discounting the expected cash flows from the portfolio. In estimating such fair value and expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults, and the loss severity of defaults. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e. performing or nonperforming), fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates.
The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Group in and of itself or in comparison with any other company.
Key assumption used to measure fair value on loans are CPR 2.0 and discount rate 12.91%.
Foreclosed real estate and other repossessed properties - Foreclosed real estate and other repossessed properties (primarily vehicles) are presented at their estimated fair value and are also subject to the FDIC shared-loss agreements. The fair values were determined using expected selling price, less selling and carrying costs, discounted to present value.
FDIC loss-share indemnification asset— The FDIC loss-share indemnification asset, also known as the indemnification asset, is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $516.3 million fair value of the FDIC loss-share indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC loss-share indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.
Core deposit intangible (“CDI”) — CDI is a measure of the value of non-interest checking, savings, and NOW and money market deposits that are acquired in business combinations. The fair value of the CDI stemming from any given business combination was based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding.
Deposit liabilities — The fair values used for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow method that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities of such time deposits.
Deferred taxes — Deferred income taxes relate to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. The Group’s effective tax rate used in measuring deferred taxes resulting from the FDIC-assisted acquisition is 39%.
Other assets and other liabilities — Given the short-term nature of these financial instruments the carrying amounts reflected in the statement of assets acquired and liabilities assumed approximated fair value.

NOTE 3 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months of less at the date of acquisition. At June 30, 2010, and December 31, 2009, cash equivalents included as part of cash and due from banks amounted to $42.1 million and $29.4 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$600,827	$2,908	$—	$603,735	4.68%
Puerto Rico Government and agency obligations	71,299	69	3,277	68,091	5.37%
Structured credit investments	61,723	—	20,117	41,606	3.70%

Total investment securities	733,849	2,977	23,394	713,432

FNMA and FHLMC certificates	3,584,980	62,755	—	3,647,735	4.00%
GNMA certificates	288,844	14,793	—	303,637	4.72%
CMOs issued by US Government sponsored agencies	202,370	3,015	466	204,919	5.06%
Non-agency collateralized mortgage obligations	103,896	—	32,091	71,805	5.09%

Total mortgage-backed-securities and CMOs	4,180,090	80,563	32,557	4,228,096

Total securities available-for-sale	$4,913,939	$83,540	$55,951	$4,941,528	4.21%

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale

Obligations of US Government sponsored agencies	$1,037,722	$359	$30,990	$1,007,091	3.18%
Puerto Rico Government and agency obligations	71,537	9	6,181	65,365	5.37%
Structured credit investments	61,722	—	23,340	38,382	3.69%

Total investment securities	1,170,981	368	60,511	1,110,838

FNMA and FHLMC certificates	2,766,317	22,154	24,298	2,764,173	4.62%
GNMA certificates	339,830	7,317	1,044	346,103	4.81%
CMOs issued by US Government sponsored agencies	279,454	7,057	3	286,508	5.20%
Non-agency collateralized mortgage obligations	487,435	—	41,398	446,037	5.78%

Total mortgage-backed-securities and CMOs	3,873,036	36,528	66,743	3,842,821

Total securities available-for-sale	$5,044,017	$36,896	$127,254	$4,953,659	4.48%

The amortized cost and fair value of the Group’s investment securities at June 30, 2010, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Due after 5 to 10 years
Obligations of US Government sponsored agencies	$209,898	$210,659
Puerto Rico Government and agency obligations	14,024	12,988
Structured credit investments	11,975	8,285

Total due after 5 to 10 years	235,897	231,932

Due after 10 years
Obligations of US Government sponsored agencies	390,929	393,076
Puerto Rico Government and agency obligations	57,275	55,103
Structured credit investments	49,748	33,321

Total due after 10 years	497,952	481,500

Total investment securities	733,849	713,432

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	15,780	16,707

Total due after 5 to 10 years	15,780	16,707

Due after 10 years
CMOs issued by US Government sponsored agencies	202,370	204,919
FNMA and FHLMC certificates	3,569,200	3,631,028
GNMA certificates	288,844	303,637
Non-agency collateralized mortgage obligations	103,896	71,805

Total due after 10 years	4,164,310	4,211,389

Total mortgage-backed securities	4,180,090	4,228,096

Total securities available-for-sale	$4,913,939	$4,941,528

Keeping with the Group’s investment strategy, during the six-month periods ended June 30, 2010 and 2009, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the six-month period ended June 30, 2010, the Group sold $160.0 million of discount notes with minimal aggregate gross gains which amounted to $1 thousand and sold $287.0 million of discounted notes with minimal aggregate gross losses amounted to less than $1 thousand.
In December 2009, the Group made the strategic decision to sell $116.0 million of collateralized debt obligations at a loss of $73.9 million. For the same strategic reasons, in early January 2010, the Group sold $374.3 million of non-agency collateralized mortgage obligations with a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.

The tables below present an analysis of the gross realized gains and losses by category for the six-month period ended June 30, 2010 and 2009:

	Six-Month Period Ended June 30, 2010
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)
Gain on Sale of Securities Available-for-Sale Investment securities
Obligations of U.S. Government sponsored agencies	$447,000	$446,978	$446,989	$446,988	$1	$1

Total investment securities	447,000	446,978	446,989	446,988	1	1

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	1,870,158	1,731,962	1,582,660	1,558,808	23,852	—
GNMA certificates	69,637	70,213	70,191	70,190	1	—
Non-agency collateralized mortgage obligations	626,619	623,695	368,216	368,216	—	—

Total mortgage-backed securities and CMOs	2,566,414	2,425,870	2,021,067	1,997,214	23,853	—

Total	$3,013,414	$2,872,848	$2,468,056	$2,444,202	$23,854	$1

	Six-Month Period Ended June 30, 2009
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale Investment securities
Puerto Rico Government and agency obligations	$90,000	$90,612	$90,000	$90,000	$—	$—
Obligations of U.S. Government sponsored agencies	1,672,285	1,673,089	1,672,230	1,672,081	162	13

Total investment securities	1,762,285	1,763,701	1,762,230	1,762,081	162	13

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	783,722	797,092	730,841	716,588	14,253	—
GNMA certificates	68,406	69,092	69,090	69,042	48	—
CMOs issued by U.S. Government sponsored agencies	330,000	330,938	336,994	330,584	6,410	—

Total mortgage-backed securities and CMOs	1,182,128	1,197,122	1,136,925	1,116,214	20,711	—

Total	$2,944,413	$2,960,823	$2,899,155	$2,878,295	$20,873	$13

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:
June 30, 2010
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
CMOs issued by US Government sponsored agencies	$109,716	$466	$109,250

	109,716	466	109,250

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	103,896	32,091	71,805
Puerto Rico Government and agency obligations	60,917	3,277	57,640
Structured credit investments	61,723	20,117	41,606

	226,536	55,485	171,051

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
CMOs issued by US Government sponsored agencies	109,716	466	109,250
Non-agency collateralized mortgage obligations	103,896	32,091	71,805
Puerto Rico Government and agency obligations	60,917	3,277	57,640
Structured credit investments	61,723	20,117	41,606

	$336,252	$55,951	$280,301

December 31, 2009
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$1,772,575	$24,287	$1,748,288
Obligations of US Government sponsored agencies	602,926	30,990	571,936
GNMA certificates	154,916	1,030	153,886
CMOs issued by US Government sponsored agencies	2,701	3	2,698

	2,533,118	56,310	2,476,808

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	605	11	594
GNMA certificates	350	14	336
Non-agency collateralized mortgage obligations	113,122	41,398	71,724
Puerto Rico Government and agency obligations	71,155	6,181	64,974
Structured credit investments	61,722	23,340	38,382

	246,954	70,944	176,010

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	1,773,180	24,298	1,748,882
Obligations of US Government sponsored agencies	602,926	30,990	571,936
GNMA certificates	155,266	1,044	154,222
Non-agency collateralized mortgage obligations	113,122	41,398	71,724
Puerto Rico Government and agency obligations	71,155	6,181	64,974
Structured credit investments	61,722	23,340	38,382
CMOs issued by US Government sponsored agencies	2,701	3	2,698

	$2,780,072	$127,254	$2,652,818

The Group constantly monitors the non-agency mortgage-backed securities portfolio to measure the collateral performance and gauge trends for such positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions. The basis for the determination of other-than-temporary impairments on this security is an analysis that projects the future cash flows of the security considering the credit risk components of the underlying collateral (default, severity and prepayment estimates), and discounts such cash flows at the rate equal to the effective rate at the date of acquisition. The present value of the expected cash flows is compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche. Any shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the net credit-related impairment loss, and therefore recognized in earnings.
During the six-month period ended June 30, 2010, net credit-related impairment losses of $2.4 million were recognized in earnings and $32.1 million of noncredit-related impairment losses were recognized in other comprehensive income for a non-agency collateralized mortgage obligation pool not expected to be sold. Major inputs to measure the amount related to the credit losses were 11.45% of default rate, 44.85% of severity, and 13.49% for prepayment rate.
The following table summarizes other-than-temporary impairment losses (in thousands) on securities for the quarter and six-month period ended June 30, 2010:

		Six-Month
	Quarter Ended	Period Ended
	June 30, 2010	June 30, 2010
Total loss other-than-temporarily impaired securities	$(1,796)	$(41,386)
Portion of loss on securities recognized in other comprehensive income	0	38,958

Net impairment losses recognized in earnings	$(1,796)	$(2,428)

The Group does not intend to sell this security, and it is more likely than not, that it will not be required to sell this security prior to the recovery of its amortized cost basis less any current period credit losses.

The following table presents a summary of credit-related impairment losses recognized in earnings (in thousands) on the aforementioned security:
Credit-related impairment losses recognized in earnings in:

2008	$21,080
2009	4,309
2010	2,428

Total credit related impairment losses recognized in earnings up to June 30, 2010	$27,817

At June 30, 2010, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $20.1 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).
The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of June 30, 2010 have an aggregate amortized cost of $36.2 million and unrealized losses of $11.0 million. These investments are all floating rate notes, which reset quarterly based on the three-month Libor rate.
The basis for the determination of other-than-temporary impairments on these securities consists on a series of analyses that include: cash flows projections to determine recoverability of the principal invested in each deal and the impairment probability for each; the discounting of future cash flows to compare their present value to the instrument’s amortized cost to determine any credit loss that may exist; the review of the trustee reports that are available for each deal; monitoring the subordination level for each deal; and the ongoing monitoring of each security’s credit rating.
The Group estimates that it will recover all interest and principal for the Group’s specific tranches of these securities. This assessment is based on the cash flow analysis mentioned above in which the credit quality of the Group’s positions was evaluated through a determination of the expected losses on the underlying collateral. The losses on the underlying corporate pools were inferred by observations on the credit ratings and credit spreads of the reference entities or market quotes used to derive the credit spreads. The spreads of the portfolios were converted to loss probabilities, and these were applied to a model that provided estimated projected losses for each security. The model results show that the estimated future collateral losses, if any, are lower than the Group’s subordination levels for each one of these securities. Therefore, these securities are deemed to have sufficient credit support to absorb the estimated collateral losses.
The Group owns a corporate bond that is partially invested in a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $9.1 million. Due to the nature of this corporate bond deal, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairments on this security consists on a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the deal structure maintains at each quarter end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the review of the credit default spreads for each entity in the reference portfolio to monitor their specific performance; and the constant monitoring of the CDO’s credit rating.
As a result of the aforementioned analysis, the Group estimates that it will recover all interest and principal invested in the bond. This is based on the results of the analysis mentioned above in which show that the subordination level (attachment/detachment) available under the structure of the CDO is sufficient to allow the Group to recover the value of its investment.
Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Group believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.
Other securities in an unrealized loss position at June 30, 2010 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government-sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at June 30, 2010, are also temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At June 30, 2010, the Group does not have the intent to sell these investments in unrealized loss position.
NOTE 4 — PLEDGED ASSETS
At June 30, 2010, residential mortgage loans amounting to $535.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.9 billion, $53.5 million and $50.6 million at June 30, 2010, were pledged to secure investment securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, at June 30, 2010, investment securities with fair values totaling $14.8 million were pledged against interest rate swaps contracts, while others with fair values of $123 thousand were pledged to the OCFI.
As of June 30, 2010, investment securities available-for-sale not pledged amounted to $923.6 million. As of June 30, 2010, mortgage loans not pledged amounted to $388.8 million.
The Purchase Money Note issued to the FDIC is secured by the loans (other than consumer loans not secured by real estate and extensions of credit pursuant to credit card acquired in the FDIC-assisted acquisition and all proceeds derived from such loans.
NOTE 5 —LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans Receivable Composition
The composition of the Group’s loan portfolio at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Non-covered loans:
Loans secured by real estate:
Residential - 1 to 4 family	$881,581	$898,790
Home equity loans, secured personal loans and others	18,777	20,145
Commercial	145,599	157,631
Deferred loan fees, net	(3,414)	(3,318)

	1,042,543	1,073,248

Other loans:
Commercial	65,379	40,146
Personal consumer loans and credit lines	28,390	22,864
Leasing	1,451	—
Deferred loan fees, net	(176)	(178)

	95,044	62,832

Loans receivable	1,137,587	1,136,080
Allowance for loan and lease losses	(28,002)	(23,272)

Loans receivable, net	1,109,585	1,112,808
Mortgage loans held-for-sale	27,519	27,261

Total non-covered loans, net	1,137,104	1,140,069
Covered loans
Loans secured by residential properties	194,891	—
Commercial and construction	473,288	—
Leasing	120,003	—
Consumer	21,713	—

Total covered loans	809,895	—

Total loans, net	$1,946,999	$1,140,069

Covered loans refer to all loans acquired in the FDIC-assisted acquisition and are subject to the previously mentioned shared-loss agreements, except for credit cards. Non-covered loans refer to all loans in the Group’s loan portfolio excluding covered loans acquired in the FDIC-assisted acquisition.
Non-covered Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four main categories: mortgage, commercial, consumer and leases. The latter business was added to the Group’s credit activities as part of the recent FDIC-assisted acquisition.
At June 30, 2010 and December 31, 2009, the Group had $58.2 million and $57.1 million, respectively, of non-accrual non-covered loans including revolving lines of credit accounted under ASC 310-20. Covered loans are considered to be performing due to the application of the accretion method under the ASC 310-30, as furthered discussed in Note 2, “FDIC-assisted acquisition.”
The following table presents information regarding the Group’s non-performing loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-performing loans:
Mortgage	$94,942	$88,238
Commercial, mainly real estate	14,220	15,688
Consumer	866	445

Total	$110,028	$104,371

In accordance with GAAP, the Group is required to account for certain loan modifications or restructurings as “troubled debt restructurings”. In general, a modification or restructuring of a loan constitutes a troubled debt restructuring if the Group grants a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Group determines that future collection of principal and interest is reasonably assured. Loans modified in a troubled debt restructuring totaled $10.3 million at June 30, 2010 ($10.7 — December 31, 2009).
Loans Acquired in the FDIC-Assisted Acquisition
Loans acquired in the FDIC-assisted acquisition, except for credit cards and other revolving credit lines, are accounted for by the Group in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Under ASC 310-30, these loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC 310-30 by the Group are not reported as non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected.
Revolving lines of credit acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These FDIC covered assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses on the covered loan portfolio will be recognized; however, these provisions would be mostly offset by a corresponding increase in the FDIC loss share indemnification asset.
At April 30, 2010, loans under ASC 310-30 totaled $824.3 million which represented unpaid balances of $1.517 billion reduced by a discount of $692.6 million resulting from acquisition date fair value adjustments. Other loans totaled $15.2 million which represented unpaid balances of $23.8 million reduced by a discount of $8.6 million resulting from acquisition date fair value adjustments. The undiscounted contractual cash flows for the loans under ASC 310-30 are $1.772 billion. The undiscounted estimated cash flows expected to be collected for loans under ASC 310-30 are $1.022 billion. The non-accretable discount on loans under ASC 310-30 amounted to $749.5 million.
Loans under ASC 310-30 are those loans showing evidence of credit deterioration and it is probable, at the date of acquisition, that the Group will not collect all contractually required principal and interest payments. Generally, acquired loans that meet the Group’s definition for nonaccrual status fall within the definition of loans under ASC 310-30 covered loans. Also, if a definitive conclusion cannot be reached based on information that is readily available as to whether it is probable that all of the contractual required payments will not be collected on a loan, an election was made to apply the accretable yield method, as a loan with credit deterioration and impairment. These loans are disclosed as a loan that was acquired with credit deterioration and impairment.
The accretable yield on loans represents the amount by which the undiscounted expected cash flows exceed the estimated fair value. At April 30, 2010, such accretable yield was approximately $198.5 million, which is expected to amortize as income over the life of the loan. Loans under ASC 310-30are those loans showing evidence of credit deterioration and it is probable, at the date of acquisition, that the Group will not collect all contractually required principal and interest payments. Generally, acquired loans that meet the Group’s definition for nonaccrual status fall within the definition of loans under ASC 310-30 covered loans.
Also, if a definitive conclusion cannot be reached based on information that is readily available as to whether it is probable that all of the contractual required payments will not be collected on a loan, an election was made to apply the accretable yield method, as a loan with credit deterioration and impairment. These loans are disclosed as a loan that was acquired with credit deterioration and impairment.
The following summarizes the accretable yield from the loans acquired during the six-month period ended June 30, 2010:

Six-month period ended
June 30, 2010
(In thousands)
Accretable yield at beginning of period	$—
Accretable yield determined at date of FDIC — assisted acquisition	198,450
Accretable yield amortized to interest income during the period	(13,439)
Accretable yield at end of period	$185,011

Allowance for Loan and Lease Losses
Non-Covered Loans and Loans under ASC 310-20
The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The allowance for loan and lease losses is assessed for non-covered loans and covered loans accounted under the provisions of ASC 310-20 as detailed above under the covered asset section of this Note. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan and lease losses, future additions to the allowance may be required based on factors beyond the Group’s control.
The changes in the allowance for loan and lease losses for the quarters and six-month periods ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,		Six-Month Period ended June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$25,977	$15,147	$23,272	$14,293
Provision for loan and lease losses	4,100	3,650	8,114	6,850
Net credit losses	(2,075)	(2,079)	(3,384)	(4,425)

Balance at end of period	$28,002	$16,718	$28,002	$16,718

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010			December 31, 2009
	Recorded	Specific		Recorded	Specific
	Investment	Allowance	Coverage	Investment	Allowance	Coverage
			(In thousands)
Impaired loans with specific allowance
Commercial	$11,632	$2,305	20%	$9,355	$709	8%
Mortgage	10,318	700	7%	10,717	684	6%
Impaired loans with no specific allowance
Commercial	11,221	—	—	6,227	—	—

Total investment in impaired loans	$33,171	$3,005	9%	$26,299	$1,393	5%

The impaired commercial loans were measured based on the fair value of collateral. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows.
Covered Loans under ASC 310-30
The covered loans were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. Management determined that there was no need to record an allowance for loan and lease losses on the covered loans as of June 30, 2010. Considering the short period elapsed from the acquisition date, the Group does not believe that the difference between cash flows expected to be collected on the covered loans and those anticipated at April 30, 2010 need further assessment.
NOTE 6 — SERVICING ASSETS
The Group periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, the Group may purchase or assume the right to service mortgage loans originated by others. Whenever the Group undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the servicer for performing the servicing. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Group for its expected cost. Servicing assets are presented as other assets in the unaudited consolidated statements of financial condition.

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the unaudited consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
At June 30, 2010 servicing assets are composed of $8.1 million ($5.2 million — June 30, 2009) related to residential mortgage loans and $1.2 million of other servicing assets mainly related to leases. Such servicing assets were acquired in the FDIC-assisted acquisition on April 30, 2010.
The following table presents the changes in servicing rights measured using the fair value method for the quarter and six-month periods ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Fair value at beginning of period	$7,569	$3,467	$7,120	$2,819
Acquisition of leasing servicing asset from FDIC assisted acquisition	1,190	—	1,190	—
Servicing from mortgage securitizations or assets transfers	724	654	1,409	1,278
Changes due to payments on loans	(112)	(68)	(216)	(117)
Changes in fair value due to changes in valuation model inputs or assumptions	(86)	1,189	(218)	1,262

Fair value at end of period	$9,285	$5,242	$9,285	$5,242

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing assets fair value:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
Constant prepayment rate	9.20% - 31.32%	7.52% - 32.22%	8.40% - 31.32%	7.52% - 32.22%
Discount rate	11.00% - 14.00%	10.50% - 13.50%	11.00% - 14.00%	10.00% - 13.50%
Key economic assumptions ranges used in measuring the other servicing assets fair value at June 30, 2010 (these assets where acquired during the FDIC-assisted acquisition on April 30, 2010):

Constant prepayment rate	11.19% - 16.49%
Discount rate	8.98% - 10.06%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

June 30, 2010
(in thousands)
Carrying value of servicing assets	$9,285

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(301)
Decrease in fair value due to 20% adverse change	$(582)

Discount rate
Decrease in fair value due to 10% adverse change	$(368)
Decrease in fair value due to 20% adverse change	$(705)

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
Mortgage banking activities, a component of total banking and wealth management revenues in the unaudited consolidated statements of operations, include the changes from period to period in the fair value of the servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $572 thousand and $692 thousand for the quarters ended June 30, 2010 and 2009, respectively. These fees totaled $1.1 million and $1.0 million for the six-month periods ended June 30, 2010 and 2009, respectively. There were no late fees and ancillary fees recorded in such periods. Servicing fees on other loans amounted to $238 thousand for the quarter and six-month period ended June 30, 2010 ($0 — both periods ended June 30, 2009).
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2010 and December 31, 2009 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	June 30	December 31,
	(Years)	2010	2009
		(In thousands)
Land	—	$978	$978
Buildings and improvements	40	2,905	2,982
Leasehold improvements	5 — 10	19,128	19,198
Furniture and fixtures	3 — 7	8,693	8,527
Information technology and other	3 — 7	17,096	16,944
Vehicles		622	—

		49,422	48,629
Less: accumulated depreciation and amortization		(31,309)	(28,854)

		$18,113	$19,775

Depreciation and amortization of premises and equipment for the quarters ended June 30, 2010 and 2009 totaled $1.3 million and $1.6 million, respectively. For the six-month periods ended June 30, 2010 and 2009, these expenses amounted to $2.6 million and $3.0 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2010 and December 31, 2009 consists of the following:

	June 30	December 31,
	2010	2009
	(In thousands)
Loans	$11,318	$10,888
Investments	23,354	22,768

	$34,672	$33,656

Other assets at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Prepaid FDIC insurance	$19,565	$22,568
Investment in equity indexed options	4,433	6,464
Mortgage tax credits	1,954	3,819
Other prepaid expenses	7,312	4,269
Debt issuance costs	2,915	3,531
Goodwill	2,006	2,006
Investment in Statutory Trusts	1,084	1,086
Forward settlement swaps	—	8,511
FDIC expense reimbursement receivable	985	—
FDIC settlement claims in process	4,654	—
Other repossessed assets (covered by FDIC shared-loss agreements)	3,091	—
Third party servicing advances	2,543	—
Accounts receivable and other assets	10,195	5,535

	$60,737	$57,789

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $19.6 million and $22.6 million at June 30, 2010 and December 31, 2009, respectively.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $4.4 million (notional amount of $149.6 million) and $6.5 million (notional amount of $150.7 million), respectively. The options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented at June 30, 2010 and December 31, 2009 a liability of $7.5 million (notional amount of $144.3 million) and $9.5 million (notional amount of $145.4 million), respectively and are included in other liabilities on the unaudited consolidated statements of financial condition.
In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits to financial institutions that provided financing for the acquisition of new homeowners for the period from December 2007 to December 2008 up to a maximum amount of $220 million in tax credits overall. At June 30, 2010 and December 31, 2009, the Group’s mortgage loan tax credits amounted to $2.0 million and $3.8 million, respectively.
In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At June 30, 2010 and December 31, 2009, this deferred issue cost was $2.9 million and $3.5 million, respectively.
At June 30, 2010 and December 31, 2009, there were open forward settlement swaps with an aggregate notional amount of $900 million. The forward settlement date of these swaps is December 28, 2011 with final maturities ranging from December 28, 2013 through December 28, 2014. A derivative liability of $3.4 million and a derivative asset of $8.5 million were recognized at June 30, 2010 and December 31, 2009, respectively, related to the valuation of these swaps.
Other repossessed assets amounting to $3.1 million represent covered assets under FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.
Third party servicing advances amounting to $2.5 million at June 30, 2010 relates to advances made to commercial and construction loan as servicer for certain loans acquired from the FDIC-assisted acquisition.

NOTE 9 — DEPOSITS AND RELATED INTEREST
Total deposits as of June 30, 2010, and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Non-interest bearing demand deposits	$168,647	$73,548
Interest-bearing savings and demand deposits	921,437	706,750
Individual retirement accounts	337,141	312,843
Retail certificates of deposit	419,655	312,410

Total retail deposits	1,846,880	1,405,551
Institutional deposits	547,276	136,683
Brokered deposits	144,115	203,267

	$2,538,271	$1,745,501

At June 30, 2010 and December 31, 2009, the weighted average interest rate of the Group’s deposits was 2.05%, and 3.13%, respectively, inclusive of non-interest bearing deposits of $168.6 million, and $73.5 million, respectively. Interest expense for the quarters and six-month periods ended June 30, 2010 and 2009 is set forth below:

	Quarter Ended June 30,		Six Months Period Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Demand and savings deposits	$4,533	$4,719	$8,437	$8,471
Certificates of deposit	7,394	9,430	14,733	19,501

	$11,927	$14,149	$23,170	$27,972

At June 30, 2010 and December 31, 2009, certificates of deposits in denominations of $100 thousand or higher amounted to $774.0 million and $359.1 million, respectively, including public fund deposits from various local government agencies of $71.2 million and $63.4 million, which were collateralized with investment securities with fair value of $53.5 million and $72.6 million, respectively.
Excluding equity indexed options in the amount of $7.5 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $5.1 million, unamortized deposit premium in the amount of $5.3 million and unamortized deposit discounts in the amount of $13.4 million, the scheduled maturities of time deposit at June 30, 2010 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$335,443
Over 3 months through 1 year	630,873

966,316
Over 1 through 2 years	136,498
Over 2 through 3 years	246,868
Over 3 through 4 years	30,769
Over 4 through 5 years	63,474

$1,443,926

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $2.1 million as of June 30, 2010 (December 31, 2009 — $1.6 million).
NOTE 10 — BORROWINGS
Federal Funds Purchased and Short Term Borrowings
At June 30, 2010, federal funds purchased and short term borrowings amounted to approximately $45.2 million (December 31, 2009 — $49.2 million), which mainly consisted of federal funds purchased with a weighted average rate of 0.55% (December 31, 2009 — 0.44%).
Securities Sold under Agreements to Repurchase
At June 30, 2010, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At June 30, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $7.1 million, were as follows:

		Fair Value of
		Underlying
	Borrowing Balance	Collateral
	(In thousands)
Citigroup Global Markets Inc.	$1,700,000	$1,857,242
Credit Suisse Securities (USA) LLC	1,250,000	1,326,335
UBS Financial Services Inc.	500,000	595,761
JP Morgan Chase Bank NA	100,000	121,500

Total	$3,550,000	$3,900,838

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $7.1 million, at June 30, 2010:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2010
	$100,000	4.39%	08/14/2007	08/16/2010	08/16/2010

	100,000

2011
	100,000	4.17%	12/28/2006	12/28/2011	09/28/2010
	350,000	4.13%	12/28/2006	12/28/2011	09/28/2010
	100,000	4.29%	12/28/2006	12/28/2011	09/28/2010
	350,000	4.25%	12/28/2006	12/28/2011	09/28/2010

	900,000

2012
	350,000	4.26%	05/09/2007	05/09/2012	08/09/2010
	100,000	4.50%	08/14/2007	08/14/2012	08/16/2010
	100,000	4.47%	09/13/2007	09/13/2012	09/13/2010
	150,000	4.31%	03/06/2007	12/06/2012	09/07/2010

	700,000

2014
	100,000	4.72%	07/27/2007	07/27/2014	07/27/2010
	100,000

2017	500,000	4.51%	03/02/2007	03/02/2017	09/02/2010
	250,000	0.25%	03/02/2007	03/02/2017	09/02/2010
	100,000	0.00%	06/06/2007	03/06/2017	09/07/2010
	900,000	0.00%	03/06/2007	06/06/2017	09/07/2010

	1,750,000

	$3,550,000	2.83%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. The repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of

0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for September 2010.
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
The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at June 30, 2010:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	$25,000	4.37%	05/04/2007	05/04/2012	08/04/2010
	25,000	4.57%	07/24/2007	07/24/2012	07/26/2010
	25,000	4.26%	07/30/2007	07/30/2012	07/30/2010
	50,000	4.33%	08/10/2007	08/10/2012	08/10/2010
	100,000	4.09%	08/16/2007	08/16/2012	08/16/2010

	225,000

2014

	25,000	4.20%	05/08/2007	05/08/2014	08/09/2010
	30,000	4.22%	05/11/2007	05/11/2014	08/11/2010

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the counterparty at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at June 30, 2010 and December 31, 2009.
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
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.49% at June 30, 2010; 3.20% at December 31, 2009), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date September 2010). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
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

FDIC- Guaranteed Term Notes — Temporary Liquidity Guarantee Program
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
Purchase Money Note Issued to the FDIC
As part of the FDIC-assisted acquisition, the Bank issued to the FDIC a secured promissory note (the “Note”) in the amount of $715.5 million. The Note is secured by the loans (other than certain consumer loans) acquired under the agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note is due one year from issuance, or such earlier date as such amount may become due and payable pursuant to the terms of the Note. The Bank may extend the Note’s maturity date for up to four additional one-year periods, subject to the notice requirements set forth therein. The Bank must pay interest in arrears on the Note at the Note Interest Rate (defined below) on the twenty-fifth day of each month or, if such day is not a business day, the next succeeding day that is a business day, commencing June 25, 2010, on the principal amount of the Note outstanding from time to time. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Borrowings under the Note bear interest at the per annum rate of 0.881%, and with respect to any renewal period, shall equal the sum of (a) 0.50% plus (b) the rate, determined by the FDIC on the business day immediately preceding the commencement of such renewal period, equal to the rate on United States Treasury Bills with a maturity of one year (the “Note Interest Rate”). Should the Bank fail to pay any interest as and when due under the Note, such interest will accrue interest at the Note Interest Rate plus 2.00% per annum. As of June 30, 2010, the balance of this note amounted to $711.1 million.
NOTE 11 — DERIVATIVE ACTIVITIES
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
During the quarter ended June 30, 2010, losses of $26.6 million were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations. These losses on derivative activities included realized losses of $24.7 million due to the terminations of forward-settle swaps with a notional amount of $900 million. These terminations allowed Oriental to enter into new forward-settle swap contracts for the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 2.45%. The remaining losses mainly represent unrealized losses on new interest rate swaps.
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
There were no derivatives designated as a hedge as of June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $4.4 million (notional amount of $149.6 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $7.5 million (notional amount of $144.3 million) and $9.5 million (notional amount of $145.4 million), respectively, and are included in other liabilities on the unaudited consolidated statements of financial condition.
NOTE 12 — INCOME TAX
Under the Puerto Rico Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% as of June 30, 2010 and 2009, mainly due to the income from the Bank’s international banking entity whose tax rate is 5% on both periods, and interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies are subject to an additional five percent (5%) surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, is subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.
The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2010 was $6.5 million (December 31, 2009 — $6.3 million), and variance is mainly associated with accrued interests. The tax periods from 2005 to 2009, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing these provisions. The Group had accrued $2.3 million at June 30, 2010 (December 31, 2009 — $2.1 million) for the payment of interest and penalties relating to unrecognized tax benefits.
NOTE 13 — STOCKHOLDERS’ EQUITY
Treasury Stock
Under the Group’s current stock repurchase program it is authorized to purchase in the open market up to $15.0 million of its outstanding shares on common stock. The shares of common stock repurchased are to be held by the Group as treasury shares. There were no repurchases during the quarters ended June 30, 2010 and 2009. The approximate dollar value of shares that may yet be repurchased under the program amounted to $11.3 million at June 30, 2010.
The activity in connection with common shares held in treasury by the Group for the six-month period ended June 30, 2010 and 2009 is set forth below:

	Six-month Period Ended June 30,
	2010		2009
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except for share amounts)
Beginning of period	1,504	$17,142	1,442	$17,109
Common shares repurchased /(used) to match defined contribution plan, net	(12)	(22)	67	43

End of period	1,492	$17,120	1,509	$17,152

Equity-Based Compensation Plans
The Omnibus Plan was amended and restated in 2008. It was further amended in 2010. It provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan replaced and superseded the Stock Option Plans. All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms.
The activity in outstanding stock options for the six-month period ended June 30, 2010 is set forth below:

	Six-Month Period Ended
	June 30, 2010
		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Beginning of period	514,376	$16.86
Options granted	132,700	11.50
Options exercised	(1,512)	13.32
Options forfeited	—	—

End of period	645,564	$15.76

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2010:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
	Number of	Average	Contract	Number of	Exercise
Range of Exercise Prices	Options	Exercise Price	Life (Years)	Options	Price
$ 5.63 to $ 8.45	22,502	$8.06	6.2	6,826	$7.55
8.45 to 11.27	3,000	10.29	7.1	—	—
11.27 to 14.09	378,527	12.10	6.9	144,452	12.41
14.09 to 16.90	62,035	15.60	4.1	46,035	15.78
19.72 to 22.54	29,600	20.70	4.7	22,100	20.30
22.54 to 25.35	88,850	23.98	3.8	88,850	23.98
25.35 to 28.17	61,050	27.48	4.3	61,050	27.48

	645,564	$15.76	5.9	369,313	$18.49

Aggregate Intrinsic Value	$365,105			$95,777

The average fair value of each stock option granted in 2010 was $6.45. The average fair value of each stock option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The activity in restricted units under the Omnibus Plan for the six-month period ended June 30, 2010 is set forth below:

	Six-Month Period Ended
	June 30, 2010
		Weighted
		Average
	Restricted	Grant Date
	Units	Fair Value
Beginning of year	147,625	$14.64
Restricted units granted	53,500	10.40
Restricted units exercised	—	—
Restricted units forfeited	(400)	21.86

End of year
	200,725	$13.76

Earnings per Common Share
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2010 and 2009 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$17,349	$50,914	$29,285	$75,662
Less: Dividends on preferred stock	(1,733)	(1,201)	(2,934)	(2,401)
Less: Allocation of undistributed earnings for participating preferred shares	(3,104)	—	(3,104)	—

Income available to common shareholders	$12,512	$49,713	$23,247	$73,261

Weighted average common shares and share equivalents:
Average common shares outstanding	33,044	24,303	29,470	24,274
Average potential common shares-options	9	15	1	6

Total	33,053	24,318	29,471	24,280

Earnings per common share — basic	$0.38	$2.05	$0.79	$3.02

Earnings per common share — diluted	$0.38	$2.04	$0.79	$3.02

For the quarter and six-month period ended June 30, 2010, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 224,200 and 350,236, respectively, compared to 494,874 and 507,243 for the same periods in 2009. Also for the quarter and six-month period ended June 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, described below, which also had anti-dilutive effects on earnings per share for the periods presented.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2010, legal surplus amounted to $48.3 million (December 31, 2009 - $45.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.
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
At the annual meeting of shareholders held on April 30, 2010, a majority of the outstanding shares entitled to vote approved an increase of the number of authorized shares of preferred stock, par value $1.00 per share, from 5,000,000 to 10,000,000.
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The preferred stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share.
The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature resolved on June 30, 2010. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as additional paid-in-capital which will amortize as a deemed dividend through retained earnings until the conversion to common stock on July 8, 2010.
The income available for common shareholders for the quarter and the six-month period ended June 30, 2010 has been reduced by $3.1 million, representing the allocation of the net income that corresponds to the convertible preferred shares because of its participating rights. This did not affect total stockholders’ equity or book value per common share, but it did reduce income per common share for the quarter and six-month period ended June 30, 2010.
Common Stock
On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs.
At the annual meeting of shareholders held on April 30, 2010, a majority of the outstanding shares entitled to vote approved an increase of the number of authorized shares of common stock, par value $1.00 per share, from 40,000,000 to 100,000,000.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss), net of income tax, as of June 30, 2010 and December 31, 2009 consisted of:

	June 30	December 31,
	2010	2009
	(In thousands)
Unrealized gain (loss) on securities available-for-sale which are not other-than-temporarily impaired	$42,123	$(48,786)
Unrealized loss on securities available-for-sale which a portion of other-than-temporary impairment has been recorded in earnings	(14,359)	(41,398)
Tax effect of accumulated other comprehensive (loss) income	(2,402)	7,445

	$25,362	$(82,739)

Regulatory Capital Requirements
The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions of the Federal Deposit Insurance Act are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2010 and December 31, 2009, the Group and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2010 and December 31, 2009, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.
The Group’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Group Ratios
As of June 30, 2010
Total Capital to Risk-Weighted Assets	$762,429	25.09%	$243,132	8.00%
Tier I Capital to Risk-Weighted Assets	$734,427	24.17%	$121,566	4.00%
Tier I Capital to Total Assets	$734,427	9.26%	$317,404	4.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$437,975	19.84%	$176,591	8.00%
Tier I Capital to Risk-Weighted Assets	$414,702	18.79%	$88,295	4.00%
Tier I Capital to Total Assets	$414,702	6.52%	$254,323	4.00%

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Bank Ratios
As of June 30, 2010
Total Capital to Risk-Weighted Assets	$736,929	24.49%	$240,705	8.00%	$300,881	10.00%
Tier I Capital to Risk-Weighted Assets	$708,928	23.56%	$120,352	4.00%	$180,529	6.00%
Tier I Capital to Total Assets	$708,928	9.09%	$311,803	4.00%	$389,753	5.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$382,611	17.59%	$174,042	8.00%	$217,553	10.00%
Tier I Capital to Risk-Weighted Assets	$359,339	16.52%	$87,021	4.00%	$130,532	6.00%
Tier I Capital to Total Assets	$359,339	5.78%	$248,678	4.00%	$310,847	5.00%
The Group’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.
NOTE 14 — FAIR VALUE
As discussed in Note 1, the Group follows the fair value measurement framework under GAAP.
Fair Value Measurement
The fair value measurement framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This framework also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs previously described that may be used to measure fair value.

Money market investments
The fair value of money market investments is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments and non-agency collateralized mortgage obligations are classified as Level 3. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed by management and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on the valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P 500 Index”), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P 500 Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P 500 Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P 500 Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
Servicing assets
Servicing assets or rights do not trade in an active market with readily observable prices. Servicing rights are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.

Loans receivable considered impaired that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35. The associated loans considered impaired are classified as Level 3.
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
Assets and liabilities measured at fair value on a recurring basis including financial liabilities for which the Group has elected the fair value option, are summarized below:

	June 30, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$4,828,117	$113,411	$4,941,528
Money market investments	42,137	—	—	42,137
Derivative assets	—	—	4,433	4,433
Derivative liabilities	—	(3,374)	(7,473)	(10,847)
Servicing assets	—	—	9,285	9,285

	$42,137	$4,824,743	$119,656	$4,986,536

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2010:

	Total Fair Value Measurements
	(Quarter ended June 30, 2010)
	Investment securities	Derivative	Derivative	Servicing
Level 3 Instruments Only	available-for-sale	asset	liability	assets
		(In thousands)
Balance at beginning of period	$111,287	$7,875	(10,931)	$7,569
Gains (losses) included in earnings	(1,796)	(3,694)	3,593	—
Changes in fair value included in other comprehensive income	8,383	—	—	—
New instruments acquired	—	539	(537)	1,190
Principal repayments and amortization	(4,463)	(287)	402	(112)
Change in fair value of servicing asset	—	—	—	724
Change in fair value	—	—	—	(86)

Balance at end of period	$113,411	$4,433	$(7,473)	$9,285

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2010:

	Total Fair Value Measurements
	(Six-month period ended June 30, 2010)
	Investment
	securities available-	Derivative	Derivative	Servicing
	for-sale	asset	liability	assets
Level 3 Instruments Only		(In thousands)
Balance at beginning of period	$110,106	$6,464	(9,543)	$7,120
Gains (losses) included in earnings	(2,428)	(2,569)	2,312	—
Changes in fair value included in other comprehensive income	12,530	—	—	—
New instruments acquired	—	866	(879)	1,190
Principal repayments and amortization	(6,797)	(328)	637	(216)
Change in fair value of servicing asset	—	—	—	1,409
Change in fair value	—	—	—	(218)

Balance at end of period	$113,411	$4,433	$(7,473)	$9,285

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the six-month period ended June 30, 2010.
The table below presents a detail of investment securities available-for-sale classified as Level 3 at June 30, 2010:

	June 30, 2010
	Amortized	Unrealized		Weighted Average	Principal
Type	Cost	Losses	Fair Value	Yield	Protection
		(In thousands)
Non-agency collateralized mortgage obligations

Alt-A Collateral	$103,896	$32,091	$71,805	5.09%	1.43%

Structured credit investments

CDO	25,548	9,111	16,437	5.80%	6.61%
CLO	15,000	4,836	10,164	2.59%	7.64%
CLO	11,975	3,690	8,285	1.83%	26.18%
CLO	9,200	2,480	6,720	2.12%	21.01%

	61,723	20,117	41,606	3.70%

	$165,619	$52,208	$113,411	4.57%

Additionally, the Group may be required to measure certain assets at fair value in periods subsequent to initial recognition on a nonrecurring basis in accordance with GAAP. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC 310-10-35 or write-downs of individual assets.

The following table presents financial and non-financial non-covered assets that were subject to a fair value measurement on a nonrecurring basis during the quarter ended June 30, 2010 and which were still included in the unaudited consolidated statement of financial condition as such date. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

	Carrying value at
	June 30, 2010	December 31, 2009
	Level 3	Level 3
	(In thousands)	(In thousands)
Impaired commercial loans	$11,632	$9,355
Foreclosed real estate	31,772	9,347

	$43,404	$18,702

Impaired commercial loans relates mostly to certain impaired collateral dependent loans. The impairment of commercial loans was measured based on the fair value of collateral, which is derived from appraisals that take into consideration prices on observed transactions involving similar assets in similar locations, in accordance with provisions of ASC 310-10-35.

Foreclosed real estate represents the fair value of foreclosed real estate (including those covered under FDIC shared-loss agreements) that was measured at fair value less estimated costs to sell.
Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11.6 million and $9.4 million at June 30, 2010 and December 31, 2009, respectively, with a valuation allowance of $2.3 million and $709 thousand at June 30, 2010 and December 31, 2009, respectively.
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

The estimated fair value and carrying value of the Group’s financial instruments at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
		(In thousands)
Financial Assets:
Cash and cash equivalents	$472,635	$472,635	$277,123	$277,123
Trading securities	56	56	523	523
Investment securities available-for-sale	4,941,528	4,941,528	4,953,659	4,953,659
FHLB stock	22,496	22,496	19,937	19,937
Securities sold but yet not delivered	1,490	1,490	—	—
Total loans (including loans held-for-sale)	1,955,702	1,946,999	1,150,340	1,140,069
Investment in equity indexed options	4,433	4,433	6,464	6,464
FDIC loss-share indemnification asset	517,695	517,695	—	—
Accrued interest receivable	34,672	34,672	33,656	33,656
Derivative asset	—	—	8,511	8,511
Servicing asset	9,285	9,285	7,120	7,120

Financial Liabilities:
Deposits	2,539,377	2,538,271	1,741,417	1,745,501
Securities sold under agreements to repurchase	3,867,627	3,557,087	3,777,157	3,557,308
Advances from FHLB	309,358	281,735	301,004	281,753
FDIC-guaranteed term notes	105,365	105,834	111,472	105,834
Purchase money note issued to the FDIC	701,560	711,076	—	—
Subordinated capital notes	36,083	36,083	36,083	36,083
Federal funds purchased and other short term borrowings	45,200	45,200	49,179	49,179
Securities and loans purchased but not yet received	533	533	413,359	413,359
Accrued expenses and other liabilities	56,683	56,683	31,650	31,650
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2010 and December 31, 2009:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	Investments in FHLB stock are valued at their redemption value.

•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.

•	FDIC loss-share indemnification asset— The FDIC loss-share indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $517.7 million fair value of the FDIC loss-share indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC loss-share indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P 500 Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P 500 Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P 500 Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P 500 Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

•	The fair value of the loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer and leases. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan, which is not currently an indication of an exit price. An exit price valuation approach could result in a different fair value estimate.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.49% at June 30, 2010; 3.20% at December 31, 2009), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

•	The fair value of the Purchase Money Note issued to the FDIC is also based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms.

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
NOTE 15 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial leasing and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. As part of its mortgage banking activities, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.
Wealth Management is comprised of the Bank’s trust division (Oriental Trust), the broker dealer subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiaries (Oriental Insurance, Inc. and EuroSeguros, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.
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

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended June 30, 2010 and 2009:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Quarter ended June 30, 2010

Interest income	$31,065	$3	$50,441	$81,509	$—	$81,509
Interest expense	(10,217)	—	(32,640)	(42,857)	—	(42,857)

Net interest income	20,848	3	17,801	38,652	—	38,652
Provision for loan and lease losses	(4,100)	—	—	(4,100)	—	(4,100)
Non-interest income (loss)	24,423	4,414	(16,534)	12,303	—	12,303
Non-interest expenses	(20,733)	(4,824)	(2,315)	(27,872)	—	(27,872)
Intersegment revenues	376	(59)	—	317	(317)	—
Intersegment expenses	—	(264)	(53)	(317)	317	—

Income (loss) before income taxes	$20,814	$(730)	$(1,101)	$18,983	$—	$18,983

Total assets as of June 30, 2010	$3,792,632	$10,963	$5,022,752	$8,826,347	$(747,803)	$8,078,544

Quarter ended June 30, 2009

Interest income	$18,709	$19	$63,323	$82,051	$—	$82,051
Interest expense	(9,240)	—	(37,323)	(46,563)	—	(46,563)

Net interest income	9,469	19	26,000	35,488	—	35,488
Provision for loan and lease losses	(3,650)	—	—	(3,650)	—	(3,650)
Non-interest income (loss)	4,300	3,325	38,426	46,051	—	46,051
Non-interest expenses	(13,226)	(4,566)	(4,422)	(22,214)	—	(22,214)
Intersegment revenues	348	—	—	348	(348)	—
Intersegment expenses	—	(295)	(53)	(348)	348	—

Income (loss) before income taxes	$(2,759)	$(1,517)	$59,951	$55,675	$—	$55,675

Total assets as of June 30, 2009	$1,627,447	$8,980	$5,648,349	$7,284,776	$(334,472)	$6,950,304

Following are the results of operations and the selected financial information by operating segment as of and for the six-month periods ended June 30, 2010 and 2009:

		Wealth		Total Major
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Six-month period ended June 30, 2010

Interest income	$48,663	$7	$103,136	$151,806	$—	$151,806
Interest expense	(18,488)	—	(65,228)	(83,716)	—	(83,716)

Net interest income	30,175	7	37,908	68,090	—	68,090
Provision for loan and lease losses	(8,114)	—	—	(8,114)	—	(8,114)
Non-interest income	26,945	9,217	(15,782)	20,380	—	20,380
Non-interest expenses	(33,926)	(8,024)	(6,315)	(48,265)	—	(48,265)
Intersegment revenues	720	763	—	1,483	(1,483)	—
Intersegment expenses	—	(1,400)	(83)	(1,483)	1,483	—

Income before income taxes	$15,800	$563	$15,728	$32,091	$—	$32,091

Total assets as of June 30, 2010	$3,792,632	$10,963	$5,022,752	$8,826,347	$(747,803)	$8,078,544

Six-month period ended June 30, 2009

Interest income	$37,027	$34	$128,921	$165,982	$—	$165,982
Interest expense	(17,553)	—	(82,276)	(99,829)	—	(99,829)

Net interest income	19,474	34	46,645	66,153	—	66,153
Provision for loan and lease losses	(6,850)	—	—	(6,850)	—	(6,850)
Non-interest income (loss)	7,683	6,414	49,200	63,297	—	63,297
Non-interest expenses	(28,841)	(7,187)	(5,459)	(41,487)	—	(41,487)
Intersegment revenues	682	—	—	682	(682)	—
Intersegment expenses	—	(575)	(107)	(682)	682	—

Income (loss) before income taxes	$(7,852)	$(1,314)	$90,279	$81,113	$—	$81,113

NOTE 16 — SUBSEQUENT EVENTS
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which converted on July 8, 2010 at a conversion price of $15.015 per share.

ITEM 2	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter ended June 30,			Six months ended June 30,
	2010	2009	%	2010	2009	%
EARNINGS DATA:
Interest income	$81,509	$82,051	-0.7%	$151,806	$165,982	-8.5%
Interest expense	42,857	46,563	-8.0%	83,716	99,829	-16.1%

Net interest income	38,652	35,488	8.9%	68,090	66,153	2.9%
Provision for loan and lease losses	4,100	3,650	12.3%	8,114	6,850	18.5%

Net interest income after provision for loan and lease losses	34,552	31,838	8.5%	59,976	59,303	1.1%
Non-interest income	12,303	46,051	-73.3%	20,380	63,297	-67.8%
Non-interest expenses	27,872	22,214	25.5%	48,265	41,487	16.3%

Income before taxes	18,983	55,675	-65.9%	32,091	81,113	-60.4%
Income tax expense	1,634	4,761	-65.7%	2,806	5,451	-48.5%

Net Income	17,349	50,914	-65.9%	29,285	75,662	-61.3%
Less: dividends on preferred stock	(1,733)	(1,201)	44.3%	(2,934)	(2,401)	22.2%
Less: allocation of undistributed earnings for participating preferred shares	(3,104)	—	100.0%	(3,104)	—	100.0%

Income available to common shareholders	$12,512	$49,713	-74.8%	$23,247	$73,261	-68.3%

PER SHARE DATA:
Basic	$0.38	$2.05	-81.5%	$0.79	$3.02	-73.9%

Diluted	$0.38	$2.04	-81.5%	$0.79	$3.02	-73.9%

Average common shares outstanding	33,044	24,303	36.0%	29,470	24,274	21.4%
Average potential common share-options	9	15	-40.0%	1	6	-83.3%

Average shares and shares equivalents	33,053	24,318	35.9%	29,471	24,280	21.4%

Book value per common share	$14.49	$12.04	20.3%	$14.49	$12.04	20.3%

Market price at end of period	$12.66	$9.70	30.5%	$12.66	$9.70	30.5%

Cash dividends declared per common share	$0.04	$0.04	0.0%	$0.08	$0.08	0.0%

Cash dividends declared on common shares	$1,322	$972	36.0%	$2,644	$1,944	36.0%

Return on average assets (ROA)	0.88%	3.05%	-71.1%	0.41%	2.30%	-82.2%

Return on average common equity (ROE)	9.87%	80.89%	-87.8%	5.67%	66.98%	-91.5%

Equity-to-assets ratio	9.23%	5.17%	78.6%	9.23%	5.17%	78.6%

Efficiency ratio	57.53%	51.43%	11.9%	56.58%	51.54%	9.8%

Expense ratio	1.07%	0.94%	-12.3%	0.90%	0.88%	-11.8%

Interest rate spread	2.76%	2.17%	27.19%	2.19%	1.98%	10.6%

Interest rate margin	2.65%	2.29%	15.7%	2.31%	2.13%	8.45%

	June 30,	December 31,
PERIOD END BALANCES AND CAPITAL RATIOS:	2010	2009	%
Investments and loans
Investments securities	$4,964,230	$4,974,269	-0.2%
Loans and leases non-covered by FDIC shared-loss agreements, net	1,137,104	1,140,069	-0.3%
Loans and leases covered by FDIC shared-loss agreements, net	809,895	—	100.0%
Securities and loans sold but not yet delivered	1,490	—	100.0%

	$6,912,719	$6,114,338	13.1%
Deposits and borrowings
Deposits	$2,538,271	$1,745,501	45.4%
Securities sold under agreements to repurchase	3,557,087	3,557,308	0.0%
Purchase money note issued to the FDIC	711,076	—	100.0%
Other borrowings	468,852	472,849	-0.8%
Securities purchased but not yet received	533	413,359	-99.9%

	$7,275,819	$6,189,017	17.6%
Stockholders’ equity
Preferred stock	245,289	68,000	260.8%
Additional paid-in capital from beneficial conversion feature	22,711	—	100.0%
Common stock	34,481	25,739	34.0%
Additional paid-in capital	288,749	213,445	35.3%
Legal surplus	48,325	45,297	6.8%
Retained earnings	98,245	77,584	26.7%
Treasury stock, at cost	(17,120)	(17,142)	0.1%
Accumulated other comprehensive income (loss)	25,362	(82,739)	130.7%

	$746,042	$330,166	126.0%

Capital ratios
Leverage capital	9.26%	6.52%	43.7%

Tier 1 risk-based capital	24.17%	18.79%	28.6%

Total risk-based capital	25.09%	19.84%	26.5%

Trust assets managed	$1,859,941	$1,818,498	2.3%
Broker-dealer assets gathered	1,347,224	1,269,284	6.1%

Assets managed	3,207,165	3,087,782	3.9%
Assets owned	8,078,544	6,550,833	23.3%

Total financial assets managed and owned	$11,285,709	$9,638,615	17.1%

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
The FDIC-assisted acquisition on April 30, 2010, resulted in benefits to the Group affecting the performance from the quarter and six-month period ended June 30, 2010 as compared to the quarter and six-month period ended June 30, 2010.
Profit and Loss highlights of the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 include:
•	Income available to common shareholders — For the quarter ended June 30, 2010, the Group’s income available to common shareholders totaled $12.5 million, or $0.38 per basic and diluted earnings per common share. This compares to $49.7 million in income available to common shareholders, or $2.05 and $2.04 per basic and diluted earnings per common share, respectively for the quarter ended June 30, 2009. The fluctuation against the prior year quarter is mainly attributed to gains of $29.9 million recorded in the quarter ended June 30, 2009 related to the investment and derivative activities. During the quarter ended June 30, 2010, the Group recorded losses amounting to $14.8 million on investment and derivative activities, the income available for common shareholders for the quarter ended June 30, 2010 has also been affected by a $3.1 million allocation of the net income that corresponds to the convertible preferred shares, which have participating rights. This did not affect total stockholders’ equity or book value per common share, but it did reduce income per common shareholders for the quarter ended June 30, 2010. This quarter also is benefitted by a bargain purchase gain on the FDIC-assisted acquisition of $16.5 million.
•	ROE and ROA - Return on average common equity (ROE) for the quarter ended June 30, 2010 was 9.87%, down from 80.89% for the quarter ended June 30, 2009. Return on average assets (ROA) for the quarter ended June 30, 2010 was 0.88%, down from 3.05% for the quarter ended June 30, 2009. Decreases in these ratios are related to a 65.9% decrease in net income from $50.9 million on June 30, 2009 to $17.3 million in the quarter ended June 30, 2010. As previously mentioned, these decreases are mainly related to gains recorded in the quarter ended June 30, 2009 related to the investment and derivative activities. During the quarter ended June 30, 2010, the Group recorded losses amounting to $14.8 million on investment and derivative activities.
•	Net interest income – Net interest income increased 9.0% from $35.5 million for the quarter ended June 30, 2009 compared to $38.7 million for the quarter ended June 30, 2010. The main increase was in interest income from loans from $18.7 million for the quarter ended June 30, 2009 to $31.1 million in the quarter ended June 30, 2010, offset with a decline in interest income for investment securities. Increased interest income is mainly due to the addition of the former Eurobank loans. Interest income from the Eurobank loans accounted for $13.5 million of interest income during this quarter ended June 30, 2010. The interest spread expanded to 2.76% during the quarter ended June 30, 2010, compared to 2.17% in the same quarter last year.
•	Provision for loan and lease losses - The provision for loan and lease losses increased $450 thousands or 12.3% from $3.7 million to $4.1 million from the quarter ended June 30, 2009 to this quarter ended June 30, 2010. This increase is the product of increased non-performing loans from quarter to quarter and continuing macro-economic conditions on Puerto Rico which is continuing to affect the overall credit conditions on the Group’s loan portfolios.
•	Banking and Wealth Management revenues - These revenues increased from $7.7 million for the quarter ended June 30, 2009 to $9.8 million for this quarter ended June 30, 2010, primarily reflecting increased fees from the former Eurobank customers. Additionally brokerage activities revenues increased 66% from $1.2 million during the quarter ended June 30, 2009 to $2.0 million for the quarter ended June 30, 2010. Electronic banking fees also contributed to the quarter revenues by increasing from $739 thousands during the quarter ended June 30, 2009 to $1.4 million for the same period this year.
•	Non-Interest income - Total non-interest income decreased from $46.1 million for the quarter ended June 30, 2009 to $12.3 million in this quarter. This decrease is mainly related to gains recorded in the quarter ended June 30, 2009 related to the investment and derivative activities such as $10.5 million gain on sale of securities, $19.4 million gain on derivative asset valuation and $13.0 million gain in trading securities. Included in non-interest income during this quarter ended June 30, 2010 is a bargain purchase gain resulting from the FDIC-assisted acquisition amounting to $16.5 million and gains on sale of securities of $11.8 million, offset by realized and unrealized losses on derivative valuations of interest rate swaps amounting to $26.6 million. These losses on derivative activities included realized losses of $24.7 million due to the termination of forward-settle swaps with a notional amount of $900 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 2.45%. The remaining losses mainly represent unrealized losses on new interest rate swaps.
•	Non-Interest expense - Non-Interest expense increased by $5.6 million or 25.5% from $22.2 million for the quarter ended June 30, 2009 to $27.9 for the same quarter ended 2010. The increase is mainly due to higher compensation and employee benefits and higher professional and service fees whose increases are due to the FDIC-assisted acquisition. For the quarter ended June 30, 2010 the non-interest expenses related to Eurobank aggregated to $5.4 million. Out of this amount, approximately $1.0 million represented one-time professional service expenses related to the transition process.
Profit and Loss highlights of the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 include:
•	Income available to common shareholders - For the six-month period ended June 30, 2010, the Group’s income available to common shareholders totaled $23.2 million, or $0.79 per basic and diluted earnings per common share. This compares to $73.3 million in income available to common shareholders, or $3.02 per basic and diluted earnings per common share, respectively for the quarter ended June 30, 2009. The decrease in income available to common shareholders against the prior year period is attributed gains of $40.7 million recorded in the six-month period ended June 30, 2009 related to the investment and derivative activities. During the six-month period ended June 30, 2010 the Group recorded losses amounting to $13.4 million on investment and derivative activities, the income available for common shareholders for the six-month period ended June 30, 2010 has also been affected by a $3.1 million allocation of the net income that corresponds to the convertible preferred shares, which have participating rights. This did not affect total stockholders’ equity or book value per common share, but it did reduce income per common shareholders for the six-month period ended June 30, 2010. This period 2010 is also benefitted by a bargain purchase gain of $16.5 million on the FDIC-assisted acquisition.
•	ROE and ROA - Return on average common equity (ROE) for the six-month period ended June 30, 2010 was 5.67%, down from 66.98% from the same period ended June 30, 2009. Return on average assets (ROA) for the six-month period June 30, 2010 was 0.41%, down from 2.30% for the six-month period ended June 30, 2009. Decreases in these ratios are related to decreases in net income for the reasons explained above, from $75.7 million on the period ended June 30, 2009 to $29.3 million in the six-month period ended June 30, 2010.
•	Net interest income – Net Interest Income increased from $66.1 million during the six-month period ended June 30, 2009 to $68.1 million for the same period 2010. This increase was mainly attributable to the FDIC-assisted acquisition. Interest income from loans increased from $37.0 million on the six-month period ended June 30, 2009 to $48.7 million the same period this year. The increase included $13.5 million of interest income related to the FDIC-assisted acquisition. The net interest income also benefitted from a reduction in the interest expense with reductions of $13.0 million in securities sold under agreements to repurchase, and $4.8 million on deposits. The reduction in the securities sold under agreements to repurchase was mainly attributable to two events that occurred in 2009: a) the cancellation of $200.0 million in securities sold under agreements to repurchase that occurred in July 2009; and b) the effect of the rate structure under which repurchase agreements of $1.0 billion and $250.0 million bear minimum interest rate of 0.00% and 0.25%, respectively, since March 2009. The reduction in deposit expense is related to reduce interest rates on deposits and the amortization of discounts on acquired deposits from Eurobank.
•	Provision for loan and lease losses - The provision for loan and lease losses increased $1.3 million or 18.5% from $6.9 million to $8.1 million from the six-month period ended June 30, 2009 to this year’s same period. This increase is the product of higher non-performing loans from June 30, 2010 to June 30, 2009 of $20.2 million reflecting continuing macro-economic conditions on Puerto Rico that have an effect on the overall credit conditions of the Group’s loan portfolios.
•	Banking and Wealth Management revenues - These revenues increased from $14.4 million for the six-month period ended June 30, 2009 to $17.2 million for this year’s six-month period, primarily reflecting increased fees from the former Eurobank customers. Additionally brokerage activities revenues increased 63.6% from $2.2 million during the six-month period ended June 30, 2009 to $3.6 million for the same period of 2010. Also, electronic banking fees contributed to this year’s six-month period by increasing 76.9% from $1.3 million during 2009 to $2.3 million in 2010.
•	Non-Interest income — Non-interest income decreased from $63.3 million for the six-month period ended June 30, 2009 to $20.4 million for the six-month period ended June 30, 2010. This decrease is mainly related to gains recorded in the six-month period ended June 30, 2009 related to the investment and derivative activities such as $20.8 million gain sale of securities, $19.8 million gain on derivative asset valuation and $13.0 million gain in trading securities. Included in non-interest income during this six-month period ended June 30, 2010 is a bargain purchase gain resulting from the FDIC-assisted acquisition amounting to $16.5 million and gains on sale of securities of $23.9 million, offset by realized and unrealized losses on derivative valuations of interest rate swaps amounting to $37.3 million. These losses on derivative activities included realized losses of $24.7 million due to the termination of forward-settle swaps with a notional amount of $900 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 2.45%. The remaining losses mainly represent unrealized losses on new interest rate swaps.
•	Non-Interest expense - Non-Interest expense increased by $6.8 million or 16.3% from $41.5 million for the six-month period ended June 30, 2009 to $48.3 million for the same period in 2010. The increase is mainly due to higher compensation and employee benefits and due to higher professional and service fees. These increases are mainly the result of the FDIC-assisted acquisition. For the six-month period ended June 30, 2010 the non-interest expenses related to Eurobank aggregated to $5.4 million. Approximately $1.0 million represented one-time professional service expenses related to the transition process. Additional payroll expenses from former Eurobank employees amounted to $1.0 million for the six-month period ended June 30, 2010.
Balance Sheet and other highlights at June 30, 2010 compared to December 31, 2009 include:
•	The investment portfolio amounted to $4.964 billion at June 30, 2010, as compared to $4.974 billion at December 31, 2009. The size of the investment securities portfolio remained stable during the six-month period, reflecting the reinvestment of net proceeds of approximately $374.3 million from the sale of non-agency collateralized mortgage obligations in January 2010.
•	With the FDIC-assisted acquisition on April 30, 2010, the Group added total loans with a fair value of $839.5 million. In addition to these loans, the Group acquired $10.1 million in Federal Home Loan Bank stock, foreclosed real estate and other repossessed properties of $20.6 million and recorded an FDIC loss-share indemnification asset of $517.7 million.
•	Net total loans not covered by FDIC shared-loss agreements at $1.14 billion, remained flat from $1.14 billion at December 31, 2009, reflecting pay down of residential mortgages and an increase in commercial loans.
•	The non-covered mortgage loan portfolio totaled $900.4 million at June 30, 2010, a 4.9% decrease from $918.9 million at December 31, 2009. Mortgage loan production for the quarter ended June 30, 2010, totaled $58.4 million, which represents a decrease of 3.1% from the preceding year quarter. The Group sells most of its conforming mortgages, which represented approximately 90% of its production, into the secondary market, and retains servicing rights.

•	Total loan production and purchases of $89.3 million for the quarter represents an increase of $15.8 million compared to the quarter ended June 30, 2009. The Group continues its prudent lending policies and added leasing as an additional lending channel obtained from the recent FDIC-assisted acquisition. Also, the acquired Eurobank branches serve as added distribution channels for consumer lending. The average FICO score was 726 and the average loan to value ratio was 84% on residential mortgage loans originated in the quarter. The new leasing channel contributed $1.8 million in production. Also, the consumer lending production increased by $1.4 million during the quarter ended June 30, 2010 and $2.4 million for the six-month period ended June 30, 2010 as compared to the same periods of 2009.
•	Non-performing loans increased $5.7 million from December 31, 2009. The Group’s non-performing loans generally reflect the economic environment in Puerto Rico. The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.
•	Net credit losses remained low. Such losses amounted to $2.1 million for the quarter ended June 30, 2010 remaining steady when compared to the same quarter of last year. Same losses amounted to $3.4 million for the six-month period ended June 30, 2010 compared to $4.4 million for the same period last year.
•	Total investments of $4.9 billion at June 30, 2010 declined 0.20% from December 31, 2009, reflecting the sales of structured credit investments and non-agency collateralized mortgage obligations in January 2010. Approximately 96% of the Group’s portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government.
•	Core retail deposits of $1.85 billion rose 31.5% from December 31, 2009, reflecting growth from both Group customers and core deposits assumed on the FDIC-assisted acquisition. As part of this acquisition, the Group assumed deposits with a fair value of $729.6 million.
•	As part of the FDIC-assisted acquisition, the Group entered into a Purchase Money Note with the FDIC whose balance at June 30, 2010 was $711.1 million.
•	Assets managed by the trust division, the pension plan administration subsidiary, and the broker-dealer subsidiary increased from $3.088 billion as of December 31, 2009 to $3.207 billion as of June 30, 2010. This increase is related to $140 million in trust assets attributed to the FDIC-assisted acquisition. The Group’s trust division offers various types of IRA accounts and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while Caribbean Pension Consultants, Inc. (“CPC”) manages the administration of private pension plans. At June 30, 2010, total assets managed by the Group’s trust division and CPC amounted to $1.860 billion, compared to $1.819 billion at December 31, 2009. This increase is mainly related to the aforementioned trust assets acquired on the FDIC-assisted acquisition. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2010, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.347 billion, compared to $1.269 billion at December 31, 2009.
•	The Group maintains regulatory capital ratios well above the requirements for a well-capitalized institution. At June 30, 2010, the Leverage Capital Ratio was 9.26%, Tier-1 Risk-Based Capital Ratio was 24.17%, and Total Risk-Based Capital Ratio was 25.09%.
•	Book value of $14.49 per common share at June 30, 2010 increased 34.0% from December 31, 2009, reflecting significant improvement in the valuation of the investment securities portfolio and increased retained earnings.
•	At June 30, 2010, the Group’s total stockholders’ equity was $746.0 million, a 126% increase, when compared to $330.2 million at December 31, 2009. This increase reflects issuances of common and preferred stock, the net income for the six-month period, and an improvement of approximately $117.9 million in the fair value of the investment securities portfolio.
•	On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs.
•	On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C. At the special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of shares of the Group’s common stock upon the conversion of the Series C Preferred Stock. The Series C Preferred Stock was converted into shares of common stock at a conversion price of $15.015 per share. The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) is considered a beneficial conversion feature. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as additional paid-in-capital from the beneficial conversion feature.
SUBSEQUENT EVENTS
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which converted on July 8, 2010 at a conversion price of $15.015 per share.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS PERIODS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2010	2009	2010	2009	2010	2009

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$81,509	$82,051	5.24%	5.30%	$6,735,087	$6,192,317
Tax equivalent adjustment	26,577	27,063	1.58%	1.75%	—	—

Interest-earning assets — tax equivalent	108,086	109,114	6.82%	7.05%	6,735,087	6,192,317
Interest-bearing liabilities	42,857	46,563	2.48%	3.13%	7,031,457	5,959,343

Tax equivalent net interest income / spread	$65,229	$62,551	4.34%	3.92%	$(296,370)	$232,974

Tax equivalent interest rate margin			4.23%	4.04%

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$50,300	$62,183	4.29%	5.19%	$4,694,849	$4,793,808
Trading securities	2	912	6.84%	6.87%	117	53,126
Money market investments	142	249	0.93%	0.66%	60,905	151,987

	50,444	63,344	4.24%	5.07%	4,755,871	4,998,921

Loans not covered by FDIC shared-loss agreements:
Mortgage	14,164	15,538	6.12%	6.35%	925,018	978,855
Commercial	2,920	2,679	5.86%	5.51%	199,246	194,311
Leasing	24	—	13.22%		726	—
Consumer	543	490	8.37%	9.69%	25,937	20,230

	17,651	18,707	6.13%	6.27%	1,150,927	1,193,396

Loans covered by FDIC shared-loss agreements:
Loans secured by residential properties	4,078	—	13.98%		174,997	—
Commercial and construction	6,424	—	7.61%		506,675	—
Leasing	2,320	—	11.13%		125,070	—
Consumer	592	—	16.48%		21,547	—

	13,414	—	9.72%		828,289	—

	31,065	18,707	7.63%	6.27%	1,979,216	1,193,396

	81,509	82,051	5.24%	5.30%	6,735,087	6,192,317

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	127,676	42,715
Now Accounts	3,831	4,514	2.24%	3.16%	687,407	570,877
Savings and money market	702	205	1.55%	1.38%	205,542	59,482
Certificates of deposit	7,394	9,430	2.19%	3.52%	1,374,849	1,070,725

	11,927	14,149	2.03%	3.25%	2,395,474	1,743,799

Borrowings:
Securities sold under agreement to repurchase	25,487	27,929	2.87%	2.98%	3,556,044	3,750,000
Advance from FHLB and other borrowings	3,053	3,075	3.81%	3.84%	320,937	320,615
FDIC-guaranteed term notes	1,021	1,021	3.68%	3.75%	111,000	108,846
Purchase money note issued to the FDIC	1,064	—	1.04%		611,919	—
Subordinated capital notes	305	389	3.38%	4.31%	36,083	36,083

	30,930	32,414	2.71%	3.08%	4,635,983	4,215,544

	42,857	46,563	2.48%	3.13%	7,031,457	5,959,343

Net interest income / spread	$38,652	$35,488	2.76%	2.17%

Interest rate margin			2.65%	2.29%

Excess of average interest-earning assets over average interest-bearing liabilities					$(296,370)	$232,974

Average interest-earning assets to average interest-bearing liabilities ratio					95.79%	103.91%

C — Changes in net interest income due to:

	Volume	Rate	Total

Interest Income:
Investments	$(3,080)	$(9,820)	$(12,900)
Loans	12,748	(390)	12,358

	9,668	(10,210)	(542)

Interest Expense:
Deposits	87	(2,309)	(2,222)
Repurchase agreements	(1,445)	(997)	(2,442)
Other borrowings	1,088	(130)	958

	(270)	(3,436)	(3,706)

Net Interest Income	$9,938	$(6,774)	$3,164

TABLE 1 – YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2010	2009	2010	2009	2010	2009

A — TAX EQUIVALENT SPREAD

Interest-earning assets	$151,806	$165,982	5.18%	5.36%	$6,410,133	$6,188,172
Tax equivalent adjustment	49,771	54,735	1.44%	1.77%	—	—

Interest-earning assets — tax equivalent	201,577	220,717	6.62%	7.13%	6,410,133	6,188,172
Interest-bearing liabilities	83,716	99,829	2.50%	3.38%	6,231,043	5,904,326

Tax equivalent net interest income / spread	$117,860	$120,888	4.12%	3.75%	$179,090	$283,846

Tax equivalent interest rate margin			4.10%	3.90%

B — NORMAL SPREAD

Interest-earning assets:
Investments:
Investment securities	$102,956	$127,609	4.23%	5.26%	$4,873,645	$4,848,384
Trading securities	3	928	2.47%	6.87%	243	26,972
Money market investments	184	418	0.65%	0.73%	56,248	114,279

	103,143	128,955	4.18%	5.17%	4,930,136	4,989,635

Loans not covered by FDIC shared-loss agreements:
Mortgage	28,651	31,036	6.19%	6.28%	926,289	988,626
Commercial	5,647	4,988	5.87%	5.27%	192,351	189,262
Leasing	24	—	6.61%		726	—
Consumer	927	1,003	7.98%	9.71%	23,230	20,649

	35,249	37,027	6.17%	6.18%	1,142,596	1,198,537

Loans covered by FDIC shared-loss agreements:
Loans secured by residential properties	4,078	—	8.57%		71,381	—
Commercial and construction	6,424	—	4.66%		206,670	—
Leasing	2,320	—	6.88%		50,585	—
Consumer	592	—	10.13%		8,765	—

	13,414	—	5.98%		337,401	—

	48,663	37,027	7.48%	6.18%	1,479,997	1,198,537

	151,806	165,982	4.95%	5.36%	6,410,133	6,188,172

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	83,133	40,733
Now Accounts	7,326	8,106	2.24%	3.19%	654,369	507,978
Savings and money market	1,111	365	1.55%	1.31%	143,225	55,829
Certificates of deposit	14,733	19,501	2.73%	3.51%	1,079,644	1,112,160

	23,170	27,972	2.08%	3.26%	1,960,371	1,716,700

Borrowings:
Securities sold under agreement to repurchase	50,772	63,728	2.86%	3.40%	3,553,038	3,752,395
Advance from FHLB and other borrowings	6,065	6,171	3.78%	3.71%	321,273	332,656
FDIC-guaranteed term notes	2,042	1,133	3.69%	3.41%	110,680	66,492
Purchase money note issued to the FDIC	1,064	—	0.64%		749,598	—
Subordinated capital notes	603	825	3.34%	4.57%	36,083	36,083

	60,546	71,857	2.86%	3.43%	4,270,672	4,187,626

	83,716	99,829	2.76%	3.38%	6,231,043	5,904,326

Net interest income / spread	$68,090	$66,153	2.19%	1.98%

Interest rate margin			2.31%	2.13%

Excess of average interest-earning assets over average interest-bearing liabilities					$179,090	$283,846

Average interest-earning assets to average interest-bearing liabilities ratio					102.87%	104.81%

C — Changes in net interest income due to:

	Volume	Rate	Total

Interest Income:
Investments	$(1,538)	$(24,274)	$(25,812)
Loans	11,686	(50)	11,636

	10,148	(24,324)	(14,176)

Interest Expense:
Deposits	(338)	(4,464)	(4,802)
Repurchase agreements	(3,386)	(9,571)	(12,957)
Other borrowings	1,677	(32)	1,645

	(2,047)	(14,067)	(16,114)

Net Interest Income	$12,195	$(10,257)	$1,938

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
For the quarter and six-month period ended June 30, 2010, net interest income amounted to $38.7 million and $68.1 million, respectively, an increase of 8.9% and 2.9% from $35.5 million and $66.2 million in the same periods of 2009. These increases reflect a 8.0% and 16.1% reduction in interest expense for the quarter and six-month period ended June 30, 2010, respectively, primarily the result of a decrease of $3.4 million and $14.1 million in rate variance, respectively, combined with a decrease of $270 thousand and $2.0 million, respectively, in volume variance. The decrease of 0.7% and 8.5% in interest income for the quarter and six-month period ended June 30, 2010, respectively, was primarily the result of a decrease of $10.2 million and $24.3 million, respectively, in rate variance, partially offset by an increase of $9.7 million and $10.2 million, respectively, in volume variance.
Interest rate spread increased 59 basis points to 2.76% for the quarter ended June 30, 2010 from 2.17% in June 30, 2009 quarter, and increased 21 basis points to 2.19% for the six-month period ended June 30, 2010 from 1.98% for the same period in 2009. These increases reflect a 65 basis points decrease in the average cost of funds to 2.48% in the quarter ended June 30, 2010 from 3.13% in June 30, 2009 quarter, partially offset by a 6 basis point decrease in the average yield of interest earning assets to 5.24% in the quarter ended June 30, 2010 from 5.30% in June 30, 2009 quarter; and a 62 basis point decrease in the average cost of funds to 2.76% in the six-month period ended June 30, 2010 from 3.38% for the year ago period, partially offset by a 41 basis point decrease in the average yield of interest earning assets to 4.95% in the six-month period ended June 30, 2010 from 5.36% for the year ago period, as further explained below.
For the quarter and six-month period ended June 30, 2010, the average balances of total interest-earnings assets were $6.735 billion and $6.410 billion, respectively, a 8.8% and 3.6% increase from the same periods in 2009. The increase in the quarterly and year-to-date average balance of interest-earnings assets was mainly attributable to the contribution made to average balances by the $828.3 million in covered loans acquired in the FDIC-assisted acquisition, net of fair value adjustments, partially offset by a 4.9% and 3.6% decrease in averaged investments and non-covered loans, respectively, on a linked-quarter basis, and a 1.2% and 4.7% decrease in averaged investments and non-covered loans, respectively, on a linked- year-to-date basis. The decline in the average volume of non-covered mortgage loans listed in the preceding table was principally influenced by lower origination activity. In December 2009 and January 2010, the Group sold certain non-agency securities. Rather than reinvesting all of the proceeds in the purchase of new, long-term securities, the Group has been building up its cash position. As of June 30, 2010, the Group had $472.6 million in cash versus $277.1 million as of December 31, 2009 and $307.1 million as of June 30, 2009.
For the quarter and six-month period ended June 30, 2010, the average yield on interest-earning assets was 5.24% and 4.95%, respectively, compared to 5.30% and 5.36% for the same periods last year. These decreases were mainly due to lower average yields in the investment portfolio, mainly due to aforementioned sale transactions and higher cash positions, which were partially offset by higher yields contributed by the recently acquired covered loan portfolio, as previously mentioned.
Interest income on investments decreased 20.4% to $50.4 million and 20.0% to $103.1 million for the quarter and six-month period ended June 30, 2010, respectively, compared to $63.3 million and $129.0 million for the same periods in 2009, reflecting the decrease in yield. The investment portfolio yield decreased to 4.24% and 4.18% in the quarter and six-month period ended June 30, 2010, versus 5.07% and 5.17% in the same periods last year. Interest income from loans increased 66.1% to $31.1 million and 31.4% to $48.7 million for the quarter and six-month period ended June 30, 2010, respectively, mainly due to the contribution of loans acquired. Considering covered loans, the loan portfolio yield increased to 7.63% and 7.48% in the quarter and six-month period ended June 30, 2010, compared to 6.27% and 6.18% for the same periods in 2009.
For the quarter and six-month period ended June 30, 2010, the average balances of total interest-bearing liabilities were $7.031 billion and $6.231 billion, respectively, a 18.0% and 5.5% increase from the same periods in 2009. The increase in the quarterly and year-to-date average balance of interest-bearing liabilities was mainly attributable to the funding of the FDIC loss-share indemnification asset of $517.7 million, which is being funded with interest-bearing liabilities, particularly the Purchase Money Note issued to the FDIC and deposits assumed in the FDIC-assisted acquisition.
Interest expense decreased 8.0% and 16.1%, to $42.9 million and $83.7 million, for the quarter and six-month period ended June 30, 2010, respectively, from $46.6 million and $99.8 million for the same periods of 2009. These decreases are due to a significant reduction in cost of funds, which decreased 65 basis points on a linked-quarter basis, from 3.13% to 2.48%, and by 62 basis points on a linked- year-to-date basis, from 3.38% to 2.76%. Reduction in the cost of funds is mostly due to a reduction in the rate paid on deposits, mainly due to the premium amortization on certificates of deposit assumed in the FDIC-assisted acquisition, and the structured repurchase agreements amounting to $1.25 billion we entered during the first quarter of 2009, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for September 2010. For the quarter and six-month period ended June 30, 2010, the cost of deposits decreased 122 basis points and 87 basis points, to 2.03% and 2.39%, respectively, compared to 3.25% and 3.26% for the same periods of 2009.
TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	Quarter ended June 30,			Six-month period ended June 30,
	2010	2009	Variance %	2010	2009	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Wealth management revenues	$4,625	$3,285	40.8%	$8,603	$6,399	34.4%
Banking service revenues	2,797	1,602	74.6%	4,444	2,995	48.4%
Investment banking revenues (losses)	34	8	325.0%	34	(4)	-950.0%
Mortgage banking activities	2,339	2,806	-16.6%	4,136	4,959	-16.6%

Total banking and wealth management revenues	9,795	7,701	27.2%	17,217	14,349	20.0%

Total other-than-temporarily impaired securities	(1,796)	(62,594)	-45.9%	(41,386)	(62,594)	-44.9%
Portion of loss on securities recognized in other comprehensive income	0	58,178	-44.8%	38,958	58,178	-44.8%

Other-than-temporary impairments on securities	(1,796)	(4,416)	59.3%	(2,428)	(4,416)	-45.0%
Net gain (loss) on:
Sale of securities	11,833	10,520	12.5%	23,853	20,860	14.3%
Derivatives	(26,615)	19,408	-237.1%	(37,251)	19,842	-287.7%
Trading securities	1	12,959	-100.0%	(2)	12,932	-100.0%
Bargain purchase from FDIC assisted acquisition	16,463	—	100.0%	16,463	—	100.0%
Fair value adjustment on FDIC equity appreciation instrument	909	—	100.0%	909	—	100.0%
Accretion of FDIC loss-share indemnification asset	1,444	—	100.0%	1,444	—	100.0%
Foreclosed real estate	(26)	(136)	80.9%	(143)	(298)	52.0%
Other	295	15	1866.7%	318	28	1035.7%

	2,508	38,350	-93.5%	3,163	48,948	-93.5%

Total non-interest income	$12,303	$46,051	-73.3%	$20,380	$63,297	-67.8%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities. Non-interest income totaled $12.3 million and $20.4 million for the quarter and six-month period ended June 30, 2010, a decrease of 73.3% and 67.8% when compared to $46.1 million and $63.3 million during the same periods last year.
Wealth management revenues, consisting of commissions and fees from fiduciary activities, from securities brokerage and from insurance activities, increased 40.8%, to $4.6 million and 34.4% to $8.6 million in the quarter and six-month period ended June 30, 2010, from $3.3 million and $6.4 million in the same periods of 2009. Banking service revenues, consisting primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 74.6% to $2.8 million and 48.4% to $4.4 million in the quarter and six-month period ended June 30, 2010, from $1.6 million and $3.0 million in the same periods of 2009. These increases are attributable to increases in electronic banking service fees and the fees generated from the customers of the former Eurobank banking business.
Income generated from mortgage banking activities decreased 16.6% to $2.3 million and 16.6% to $4.1 million in the quarter and six-month period ended June 30, 2010, from $2.8 million and $5.0 million in the same periods of 2009, mainly the result of a decrease in the securitizations and sale of mortgage loans held-for-sale into the secondary market.
For the quarter and six-month period ended June 30, 2010, gains from securities, derivatives, trading activities and other investment activities was $2.5 million and $3.2 million respectively, compared to $38.4 million and $48.9 million for the same periods of 2009. Decrease was mostly due to losses of $26.6 million in derivatives during the quarter and $37.3 million for the six-month period ended June 30, 2010, compared with gains of $19.4 million and $19.8 million respectively for the same periods in 2009.

Losses on derivative activities for the quarter and the six-month period ended June 30, 2010 included realized losses of $24.7 million due to the termination of forward-settle swaps with a notional amount of $900 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 2.45%. The remaining losses mainly represent unrealized losses on new interest rate swaps. These losses realization and the actual valuation results reversed the valuation gains from the preceding quarter and six-month period ended June 30, 2009 of $19.4 million and $19.8 million, respectively.
Keeping with the Group’s investment strategy, during the quarter ended June 30, 2010 and 2009, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $11.8 million for the quarter and $23.9 million for the six-month period ended June 30, 2010, increased 12.5% and 14.4% when compared to $10.5 million and $20.9 million for the same periods a year ago. Benefitting from the strategic positioning of its investment securities portfolio, in January 2010, the Group made the strategic decision to sell $374.3 million of non-agency CMOs which contemplated a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009. During the quarter ended June 30, 2010, a gain of $1 thousand was recognized in trading securities, compared to a gain of $13.0 million in the previous year.
During the quarter and six-month period ended June 30, 2010 the Group recorded other-than-temporary impairment losses of $1.8 million and $2.4 million, respectively, compared to losses of $4.4 million, for the same periods of 2009.
TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2010	2009	Variance %	2010	2009	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Compensation and employee benefits	$10,427	$8,020	30.0%	$18,677	$15,744	18.6%
Occupancy and equipment	4,601	3,758	22.4%	8,195	7,247	13.1%
Professional and service fees	3,920	2,394	63.7%	6,073	5,002	21.4%
Insurance	1,733	3,472	-50.1%	3,566	4,287	-16.8%
Advertising and business promotion	1,361	1,028	32.4%	2,060	2,232	-7.7%
Taxes, other than payroll and income taxes	1,291	649	98.9%	2,148	1,295	65.9%
Electronic banking charges	1,113	596	86.7%	1,791	1,136	57.7%
Loan servicing expenses	452	388	16.5%	879	771	14.0%
Communication	740	402	84.1%	1,082	781	38.5%
Director and investors relations	388	332	16.9%	703	681	3.2%
Clearing and wrap fees	342	237	44.3%	639	567	12.7%
Other operating expenses	1,504	938	60.3%	2,452	1,744	40.6%

Total non-interest expenses	$27,872	$22,214	25.5%	$48,265	$41,487	16.3%

Relevant ratios and data:
Efficiency ratio	57.53%	51.43%		56.58%	51.54%

Expense ratio	1.07%	0.94%		0.90%	0.88%

Compensation and benefits to non-interest expense	37.4%	36.1%		38.7%	37.9%

Compensation to total assets	0.52%	0.46%		0.92%	45.00%

Average compensation per employee	$54.5	$57.8		$56.6	$56.8

Average number of employees	765	555		660	554

Assets owned per average employee	$10,560	$12,523		$12,240	$12,546

Non-interest expenses for the quarter ended June 30, 2010 increased 25.5% to $27.9 million, compared to $22.2 million for the same period of 2009. For the six-month period ended June 30, 2010 non-interest expense reached $48.3 million representing an increase of 16.3% compared to $41.5 million for the same period of 2009. The increase in non-interest expense is primarily driven by higher compensation and employees’ benefits and by higher professional and service fees.

Compensation and employee benefits increased 30.0% to $10.4 million from $8.0 million in the quarter ended June 30, 2010. The increase is mainly driven by the integration of the employees of Eurobank since April 30, 2010. This factor represented an increase of approximately $1.0 million in payroll for the quarter ended June 30, 2010. The increase against the six-month period ended June 30, 2009 is also affected by the integration of former Eurobank’s employees.
Professional and service fees for the quarter increased 63.7% mainly due to one-time professional expenses as part of the FDIC-assisted acquisition. Such one-time fees amounted to approximately $1.0 million for the quarter ended June 30, 2010. The fluctuation for the six-month period ended June 30, 2010 is also affected by these figures.
Insurance expenses decreased from $3.5 million for the quarter ended June 30, 2009 to $1.7 million for the quarter ended June 30, 2010 million. This decrease is mainly due to the reduced re-assessment of the FDIC due to lower overall risk categorization of the Bank. This re-assessment also positively impacts the fluctuation between the six-month period ended June 30, 2010 against 2009.
Increases in taxes, other than payroll and income taxes for the quarter and six-month period ended June 30, 2010 as compared to same period of 2009, are principally due to increase in municipal license tax, based on business volume and assets, which increased compared to previous year period. The increase in overall business volume and assets is also related to the addition of new branches and the assets acquired in the FDIC-assisted acquisition.
Increases in electronic banking charges for both the quarter and the six-month period ended June 30, 2010 against the same period of 2009, are mainly due to increase in POS transactions, in addition to Eurobank’s increased transactions a result of the Group’s commercial POS cash management business.
The non-interest expense results reflect an efficiency ratio of 57.53% for the quarter ended June 30, 2010, compared to 51.43% for the quarter ended June 30, 2009. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to $2.5 million and $38.4 million for quarters ended June 30, 2010 and 2009, respectively.
TABLE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY (NON-COVERED LOANS)
FOR THE QUARTERS AND SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2010	2009	%	2010	2009	%
	(In thousands)
Balance at beginning of period	$25,977	$15,147	71.5%	$23,272	$14,293	62.8%
Provision for loan and lease losses	4,100	3,650	12.3%	8,114	6,850	18.5%
Net credit losses — see Table 5	(2,075)	(2,079)	-0.2%	(3,384)	(4,425)	-23.5%

Balance at end of period	$28,002	$16,718	67.5%	$28,002	$16,718	67.5%

TABLE 5 — NET CREDIT LOSSES STATISTICS:
FOR THE QUARTERS AND SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2010	2009	%	2010	2009	%
	(In thousands)
Mortgage
Charge-offs	$(1,343)	$(789)	70.2%	$(2,439)	$(2,201)	10.8%
Recoveries	76	22	245.5%	76	39	94.9%

	(1,267)	(767)	65.2%	(2,363)	(2,162)	9.3%

Commercial
Charge-offs	(391)	(1,116)	-65.0%	(500)	(1,732)	-71.1%
Recoveries	11	18	-38.9%	22	36	-38.9%

	(380)	(1,098)	-65.4%	(478)	(1,696)	-71.8%

Consumer
Charge-offs	(481)	(284)	69.4%	(668)	(676)	-1.2%
Recoveries	53	70	-24.3%	124	126	-1.6%

	(428)	(214)	100.0%	(544)	(550)	-1.1%

Net credit losses
Total charge-offs	(2,215)	(2,189)	1.2%	(3,607)	(4,609)	-21.7%
Total recoveries	140	110	27.3%	223	201	10.9%

	(2,075)	(2,079)	-0.2%	(3,384)	(4,408)	-23.2%

Net credit losses to average loans outstanding:
Mortgage	0.55%	0.31%		0.51%	0.44%

Commercial	0.76%	2.26%		0.50%	1.79%

Leasing	0.00%	0.00%		0.00%	0.00%

Consumer	6.60%	4.23%		4.26%	5.33%

Total	0.72%	0.70%		0.59%	0.74%

Recoveries to charge-off’s	-6.32%	-5.03%		-6.15%	-4.36%

Average loans:
Mortgage	$925,018	$978,855	-5.5%	$926,289	$988,626	-6.3%
Commercial	199,246	194,311	2.5%	192,351	189,262	1.6%
Leasing	726	—	100.0%	726	—	100.0%
Consumer	25,937	20,230	28.2%	25,550	20,649	23.7%

Total	$1,150,927	$1,193,396	-3.6%	$1,144,916	$1,198,537	-4.5%

TABLE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (NON-COVERED LOANS)

	June 30,	December 31,	Variance	June 30,
	2010	2009	%	2009
Mortgage	$19,237	$15,044	27.9%	$10,186
Commercial	6,502	7,112	-8.6%	4,534
Consumer	897	864	3.8%	1,529
Leasing	99	—	100.0%	—
Unallocated allowance	1,267	252	402.8%	469

	$28,002	$23,272	20.3%	$16,718

Allowance composition:
Mortgage	68.7%	64.6%		64.3%
Commercial	23.2%	30.6%		24.8%
Consumer	3.2%	3.7%		10.0%
Leasing	0.4%	0.0%		0.0%
Unallocated allowance	4.5%	1.1%		0.9%

	100.0%	100.0%		100.0%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.08%	1.60%		0.97%
Commercial	3.08%	3.60%		1.93%
Consumer	3.16%	3.76%		6.59%
Leasing	6.82%	0.00%		0.00%
Unallocated allowance to total loans and leases	0.11%	0.02%		0.01%

Total allowance to total loans	2.46%	2.00%		1.23%

Other selected data and ratios:

Allowance coverage ratio to:
Non-performing loans	25.5%	22.0%		18.6%

Non-mortgage non-performing loans	185.6%	144.2%		216.7%

The provision for loan and lease losses for the quarter ended June 30, 2010 totaled $4.1 million, a 12.3% increase from the $3.7 million reported for the same quarter in 2009, mainly due to a deteriorating macroeconomic environment. For the six-month period ended June 30, 2010 amounted to $8.1 million or 18.5% higher than the $6.9 million recorded for the same period 2009. This increase is the result of higher non-performing loans mainly in the Group’s mortgage and commercial portfolios. Non-performing loans of $110.0 million at June 30, 2010, were 5.4% higher than the $104.4 million at December 31, 2009 and the $90.0 million reported on June 30, 2009. Compared to December 31, 2009, non-performing mortgage loans increased 15.6% and non-performing commercial loans increased 107.0%. These increases have not resulted in increased losses but represent credit deteriorations that are being reflected in the increases in the Group’s provision for loan and lease losses.
Net credit losses remained similar for the quarter ended June 30, 2010 at $2.1 million when compared to the same period of 2009. For the six-month period ended June 30, 2010, net credit losses reached $3.4 million compared to $4.4 million for the six-month period ended June 30, 2009. Higher losses during 2009 were the result of increases in losses in the commercial portfolios as a result of specific loans with impairments during that period.
The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2010 was adequate in order to maintain the allowance for loan and lease losses at an adequate level.
The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Principal factors that contributed to the increase in provision from December 31, 2009 to June 30, 2010 were the continuing deterioration in the net charge-off trend in the mortgage loan portfolio; the continuing increased trend in non-performing loans and the continuing recessionary economical conditions in Puerto Rico.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At June 30, 2010, the total investment in impaired loans was $33 million, compared to $26.3 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $2.3 million and $709 thousand at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the total investment in impaired mortgage loans was $10.3 million, compared to $10.7 million at December 31, 2009. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $700 thousand and $684 thousand at June 30, 2010 and December 31, 2009, respectively.
The Group, using a rating system, applies an overall allowance percentage to each loan portfolio category based on historical credit losses adjusted for current conditions and trends. This calculation is the starting point for management’s systematic determination of the required level of the allowance for loan and lease losses. Other data considered in this determination includes: the credit grading assigned to commercial loans, delinquency levels, loss trends and other information including underwriting standards and economic trends.
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Guidance on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan and lease losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.
In the current quarter, the Group has not changed in any material respect its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.
The covered loans were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF JUNE 30, 2010

	Higher-Risk Residential Mortgage Loans*
	Junior Lien Mortgages		Interest Only Loans		High Loan-to-Value (LTV) Ratio Mortgages
					LTV 90% to 100%		LTV Over 100%
	Carrying		Carrying		Carrying		Carrying
	Value	Allowance	Value	Allowance	Value	Allowance	Value	Allowance
	(In thousands)
Delinquency:
Up to 90 days	$22,806	$254	$36,152	$1,002	$113,112	$1,623	$6,603	$116
91- 120 days	374	8	495	28	494	11	111	5
121 - 180 days	269	12	995	112	1,791	129	—	—
181- 365 days	852	37	2,001	226	4,399	214	—	—
Over 365 days	2,182	210	3,310	840	7,856	1,198	—	—

Total	$26,483	$521	$42,953	$2,208	$127,652	$3,175	$6,714	$121

Percentage of total loans not covered by FDIC shared-loss agreements	2.33%		3.78%		11.23%		0.59%

Refinanced or Modified Loans:
Amount	$768	$14	$—	$—	$5,605	$81	$2,412	$31

Percentage of Higher-Risk Loan Category	2.90%		—		4.39%		35.93%

Current Loan-to-Value:
Under 70%	$20,362	$402	$4,231	$330	$—	$—	$—	$—
70%- 79%	3,534	90	8,385	504	—	—	—	—
80% - 89%	1,935	21	10,827	504	—	—	—	—
90% - 100%	651	17	17,008	800	127,651	3,174	—	—
Over 100%	—	—	2,502	71	—	—	6,714	121

	$26,482	$530	$42,953	$2,209	$127,651	$3,174	$6,714	$121

*	Loans may be included in more than one higher-risk loan category
TABLE 8 — NON-PERFORMING NON-COVERED ASSETS

	June 30,	December 31,	%	June 30,
(Dollars in thousands)	2010	2009	Variance	2009
Non-performing assets:
Non-accruing
Troubled Debt Restructuring (TDR) loans	$—	$53	-100.0%	$—
Other loans	58,284	57,015	2.2%	40,344
Accruing
Troubled Debt Restructuring (TDR) loans	1,024	443	131.2%	—
Other loans	50,720	46,860	8.2%	49,533

Total non-performing loans	110,028	104,371	5.4%	89,877
Foreclosed real estate	12,277	9,347	31.3%	9,174

	$122,305	$113,718	7.6%	$99,051

Non-performing assets to total assets	1.51%	1.74%		1.43%

TABLE 9 — NON-PERFORMING NON-COVERED LOANS
AS OF JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

	June 30,	December 31,	Variance	June 30,
	2010	2009	%	2009
Non-performing loans:
Mortgage	$94,942	$88,238	7.6%	$82,162
Commercial, mainly real estate	14,220	15,688	-9.4%	6,868
Consumer	866	445	94.6%	847
Leasing	—	—	0.0%	—

Total	$110,028	$104,371	5.4%	$89,877

Non-performing loans composition percentages:
Mortgage	86.3%	84.5%		91.4%
Commercial, mainly real estate	12.9%	15.0%		7.6%
Consumer	0.8%	0.4%		0.9%

Total	100.0%	100.0%		100.0%

Non-performing loans to:
Total loans (excluding loans covered by FDIC shared-loss agreements)	9.44%	8.97%	4.8%	7.47%

Total assets (excluding assets covered by FDIC shared-loss agreements)	1.52%	1.59%	-14.5%	1.29%

Total capital	16.39%	31.61%	-53.3%	24.99%

Total non-performing loans as of June 30, 2010 and December 31, 2009 amounting to $110.0 million and $104.4 million do not consider loans classified as current and modified under troubled debt restructuring programs. Total investment in mortgage loans with troubled debt restructuring amounted to $10.3 million as of June 30, 2010 and $10.7 million as of December 31, 2009. Out of these amounts, a total of $7.7 million and $9.7 million were not included in the aforementioned non-performing loan amounts because the loans were current in their payment schedules. Also, for the six-month period ended June 30, 2010 and the year ended December 31, 2009 a total of $3.6 million and $436,000, respectively, in commercial loans have been modified of which $3.3 million and $106,000 are not considered in the non-performing loan amounts because the loans are current.
Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2010, the Group’s non-performing mortgage loans totaled $94.9 million (86% of the Group’s non-performing loans), a 7.6% increase from the $88.2 million (84.6% of the Group’s non-performing loans) reported at December 31, 2009. Non-performing loans in this category are primarily residential mortgage loans.
•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2010, the Group’s non-performing commercial loans amounted to $14.2 million (13% of the Group’s non-performing loans), a 9.4% decrease when compared to non-performing commercial loans of $15.7 million reported at December 31, 2009 (15.0% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.
•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2010, the Group’s non-performing consumer loans amounted to $866 thousand (1% of the Group’s total non-performing loans), a 94.6% increase from the $445 thousand reported at December 31, 2009 (0.4% of total non-performing loans).

Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell, at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended June 30, 2010 amounted to $26 thousand compared to $136 thousand on the quarter ended June 30, 2009. For the six-month period, net losses on foreclosed real estate amounted to $143 thousand compared to $298 thousand for the same period of 2009.
TABLE 10 — ASSETS SUMMARY AND COMPOSITION
AS OF JUNE 30, 2010 AND 2009, AND DECEMBER 31, 2009
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2010	2009	%	2009
Investments:
FNMA and FHLMC certificates	$3,647,735	$2,764,173	32.0%	$2,768,465
Obligations of US Government sponsored agencies	603,735	1,007,091	-40.1%	921,247
Non-agency collateralized mortgage obligations	71,805	446,037	-83.9%	476,192
CMO’s issued by US Government sponsored agencies	204,919	286,509	-28.5%	319,091
GNMA certificates	303,637	346,103	-12.3%	258,721
Structured credit investments	41,606	38,383	8.4%	143,823
Puerto Rico Government and agency obligations	68,091	65,732	3.6%	63,835
FHLB stock	22,496	19,937	12.8%	19,937
Other investments	206	304	-43.4%	200

	4,964,230	4,974,269	-0.2%	4,971,511

Loans:
Loans receivable	1,137,587	1,136,080	0.1%	1,162,906
Allowance for loan and lease losses	(28,002)	(23,272)	20.3%	(16,718)

Loans receivable, net	1,109,585	1,112,808	-0.3%	1,146,188
Mortgage loans held for sale	27,519	27,261	0.9%	40,886

Total non-covered loans, net	1,137,104	1,140,069	-0.3%	1,187,074
Total covered loans	809,895	—	100.0%	—

Total loans, net	1,946,999	1,140,069	70.8%	1,187,074

Securities sold but not yet delivered	1,490	—	100.0%	360,764

Total securities and loans	6,912,719	6,114,338	13.1%	6,519,349

Other assets:
Cash and due from banks	430,498	247,691	76.0%	103,249
Money market investments	42,137	29,432	24.8%	203,813
Accrued interest receivable	34,672	33,656	3.0%	37,785
Deferred tax asset, net	19,517	31,685	-38.4%	25,756
Premises and equipment, net	18,113	19,775	-8.4%	20,706
FDIC loss-share indemnification asset	517,695	—	100.0%	—
Core deposit intangible	1,399	—	100.0%	—
Foreclosed real estate	31,772	9,347	239.9%	9,174
Servicing asset	9,285	7,120	30.4%	5,242
Other assets	60,737	57,789	5.1%	25,230

Total other assets	1,165,825	436,495	167.1%	430,955

Total assets	$8,078,544	$6,550,833	23.3%	$6,950,304

Investments portfolio composition:

FNMA and FHLMC certificates	73.5%	55.5%		55.7%
Obligations of US Government sponsored agencies	12.2%	20.2%		18.5%
Non-agency collateralized mortgage obligations	1.4%	9.0%		9.6%
CMO’s issued by US Government sponsored agencies	4.1%	5.8%		6.4%
GNMA certificates	6.1%	7.0%		5.2%
Structured credit investments	0.8%	0.8%		2.9%
Puerto Rico Government and agency obligations	1.4%	1.3%		1.3%
FHLB stock	0.5%	0.4%		0.4%

	100.0%	100.0%		100.0%

At June 30, 2010, the Group’s total assets amounted to $8.079 billion, an increase of 23.3% when compared to $6.551 billion at December 31, 2009, and interest-earning assets reached $6.913 billion, up 13.1%, versus $6.114 billion at December 31, 2009.
Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At June 30, 2010, the investment portfolio decreased 0.2% from $4.974 billion to $4.964 billion. This decrease is mostly due to a decrease of $403.4 million or 40.1% in U.S. Government sponsored agencies bonds and a decrease of $374.2 million or 83.9% in Non-agency collateralized mortgage obligations, partially offset by an increase of $883.6 million or 32.0% in FMNA and FHLMC certificates, when compared to December 31, 2009.

The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, and leases, the latter were added as part of the recent FDIC-assisted acquisition. At June 30, 2010, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.947 billion, an increase of 70.8% when compared to the $1.140 billion at December 31, 2009. The loan portfolio increase was mainly attributable to the $839.5 million in loans acquired in the Eurobank’s FDIC-assisted acquisition. At June 30, 2010, the balance of these loans amounted to $809.9 million. The following table includes a composition of the loans acquired, their respective unpaid principal balances, and the fair value recorded when acquired on April 30, 2010:

	At April 30, 2010
	Unpaid	Fair
	Principal	Value	Fair	Total
	Balance	Adjustment	Value	Mark
	(In thousands)
Covered loans:

Loans secured by residential properties	$387,423	$(183,027)	$204,396	-47.24%
Commercial and construction	953,153	(474,418)	478,735	-49.77%
Leasing	160,492	(30,437)	130,055	-18.96%
Consumer	35,316	(12,028)	23,288	-34.06%

	1,536,384	(699,910)	836,474	-45.56%
Non-covered loans:

Credit cards	4,307	(1,298)	3,009	-30.14%

Total loans acquired in the FDIC-assisted transaction	$1,540,691	$(701,208)	$839,483	-45.51%

The mortgage loan portfolio amounted to $927.9 million or 81.6% of the non-covered loan portfolio as of June 30, 2010, compared to $946.2 million or 83.0% of the non-covered loan portfolio at December 31, 2009. Mortgage production and purchases of $58.4 million for the quarter ended June 30, 2010 decreased 3.1%, from $60.3 million, when compared to the quarter ended June 30, 2009. The Group sells most of its conforming mortgages into the secondary market, retaining servicing rights.
The second largest component of the Group’s loan portfolio is commercial loans. At June 30, 2010, the commercial loan portfolio totaled $211.0 million (18.5% of the Group’s total non-covered loan portfolio), in comparison to $197.8 million at December 31, 2009 (17.3% of the Group’s total non-covered loan portfolio). The increase of $13.2 million in the portfolio as compared to December 31, 2009 is mainly related to the origination of new credit relationships. Commercial loan production increased 169.2% to $20.2 million for the quarter ended June 30, 2010 from $7.5 million in the same period of 2009.
The consumer loan portfolio totaled $28.4 million (2.4% of total non-covered loan portfolio at June 30, 2010), in comparison to $22.9 million at December 31, 2009 (2.0% total non-covered loan portfolio at such date).

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
AS OF JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009
(Dollars in thousands)

	June 30,	December 31,	Variance	June 30,
	2010	2009	%	2009
Deposits:
Non-interest bearing deposits	$168,647	$73,548	129.3%	$61,878
Now accounts	707,427	619,947	14.1%	620,499
Savings accounts	213,984	86,791	146.6%	62,613
Certificates of deposit	1,443,066	961,344	50.1%	1,099,584

	2,533,124	1,741,630	45.4%	1,844,574
Accrued interest payable	5,147	3,871	33.0%	7,872

	2,538,271	1,745,501	45.4%	1,852,446

Borrowings:
Federal funds purchases and other short term borrowings	45,200	49,179	-8.1%	27,748
Securities sold under agreements to repurchase	3,557,087	3,557,308	0.0%	3,757,510
Advances from FHLB	281,735	281,753	0.0%	281,718
Purchase Money Note issued to the FDIC	711,076	—	100.0%	—
FDIC-guaranteed term notes	105,834	105,834	0.0%	105,834
Subordinated capital notes	36,083	36,083	0.0%	36,083

	4,737,015	4,030,157	17.5%	4,208,893

Total deposits and borrowings	7,275,286	5,775,658	26.0%	6,061,339

FDIC payable on non-acquired investment portfolio	17,528	—	100.0%	—
Derivative liability	3,374	—	100.0%	—
Securities and loans purchased but not yet received	533	413,359	-99.9%	497,360
Other liabilities	35,781	31,650	13.1%	31,971

Total liabilities	$7,332,502	$6,220,667	17.9%	$6,590,670

Deposits portfolio composition percentages:
Non-interest bearing deposits	6.7%	4.2%		3.4%
Now accounts	27.9%	35.6%		33.6%
Savings accounts	8.4%	5.0%		3.4%
Certificates of deposit	57.0%	55.2%		59.6%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.0%	1.2%		0.7%
Securities sold under agreements to repurchase	75.1%	88.3%		89.3%
Advances from FHLB	5.9%	7.0%		6.7%
Purchase money note issued to the FDIC	15.0%	0.0%		0.0%
FDIC-guaranteed term notes	2.2%	2.6%		2.5%
Subordinated capital notes	0.8%	0.9%		0.8%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,557,087	$3,557,308		$3,757,510

Daily average outstanding balance	$3,553,038	$3,659,442		$3,752,395

Maximum outstanding balance at any month-end	$3,566,588	$3,762,353		$3,779,627

At June 30, 2010, the Group’s total liabilities reached $7.333 billion, 17.9% higher than the $6.221 billion reported at December 31, 2009. This increase is mostly due to an increase of $792.8 million in deposits and the Purchase Money Note issued to the FDIC amounting to $711.1 million in June 30, 2010, both resulting from the FDIC-assisted acquisition. Deposits and borrowings, the Group’s funding sources, amounted to $7.275 billion at June 30, 2010 versus $5.776 billion at December 31, 2009, a 26.0% increase. Borrowings represented 66.7% of interest-bearing liabilities and deposits represented 33.3%. The increase was partially upset by securities purchased but not yet received at December 31, 2009 amounting to $413.4 million compared to $533 thousands reported in June 30, 2010.
Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings, which include the Purchase Money Note issued to the FDIC. At June 30, 2010, borrowings amounted to $4.737 billion 17.5% higher than the $4.030 billion recorded at December 31, 2009. Repurchase agreements as of June 30, 2010 amounted to $3.557 billion and remain the same as of December 31, 2009.
The Purchase Money Note was issued to the FDIC as part of the FDIC-assisted acquisition, in the amount of $715.5 million. The Note is secured by the loans (other than consumer loans not secured by real estate and extensions of credit pursuant to credit card or debit card plans) acquired from Eurobank under the agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note is due one year from issuance, or such earlier date as such amount may become due and payable pursuant to the terms of the Note. The Bank may extend the Note’s maturity date for up to four additional one-year periods, subject to the notice requirements set forth therein. The Bank must pay interest in arrears on the Note at the Note Interest Rate (defined below) on the twenty-fifth day of each month or, if such day is not a business day, the next succeeding day that is a business day, commencing June 25, 2010, on the principal amount of the Note outstanding from time to time. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Borrowings under the Note bear interest at the per annum rate of 0.881%, and with respect to any renewal period, shall equal the sum of (a) 0.50% plus (b) the rate, determined by the FDIC on the business day immediately preceding the commencement of such renewal period, equal to the rate on United States Treasury Bills with a maturity of one year (the “Note Interest Rate”). Should the Bank fail to pay any interest as and when due under the Note, such interest will accrue interest at the Note Interest Rate plus 2.00% per annum. As of June 30, 2010, the balance of this note amounted to $711.1 million.
The FHLB system functions as a source of credit for financial institutions that are members of a regional Federal Home Loan Bank. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities.

Advances from Federal Home Loan Bank amounted to $281.7 million as of June 30, 2010, and December 31, 2009. These advances mature from May 2012 through May 2014.
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
At June 30, 2010, deposits, the second largest category of the Group’s interest-bearing liabilities reached $2.538 billion, up 45.4% from $1.746 billion at December 31, 2009. This increase is mainly attributed to the acquisition of core deposits as part of the FDIC-assisted acquisition. Higher cost brokered deposits decreased $266.1 million or 65.0%.
Stockholders’ Equity
On March 19, 2010, the Group completed an underwritten public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs. The net proceeds of this offering were intended for general corporate purposes, which included funding organic acquisition and acquisition growth opportunities, including the participation in government assisted transactions in Puerto Rico. It also contributed a portion of the net proceeds in the form of capital to the Group’s banking subsidiary, which used such amount to bolster its regulatory capital needs and general corporate purposes.
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, through a private placement. The preferred stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which converted on July 8, 2010 at a conversion price of $15.015 per share.
The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) is considered a beneficial conversion feature. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as additional paid-in-capital from contingent beneficial conversion feature which will amortize as a deemed dividend through retained earnings until the conversion to common stock on July 8, 2010.
At June 30, 2010, the Group’s total stockholders’ equity was $746.0 million, a 126.0% increase, when compared to $330.2 million at December 31, 2009. This increase reflects the aforementioned issuance of stock, the net income for the quarter, and an improvement of approximately $117.9 million in the fair value of the investment securities portfolio.
The Group maintains capital ratios in excess of regulatory requirements. At June 30, 2010, Tier 1 Leverage Capital Ratio was 9.26% (2.32 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 24.17% (6.00 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 25.09% (3.13 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at June 30, 2010 and 2009, and December 31, 2009:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	June 30,	December 31,	Variance	June 30,
	2010	2009	%	2009
Capital data:
Stockholders’ equity	$746,042	$330,166	126.0%	$359,634

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.26%	6.52%	42.0%	7.31%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$734,427	$414,702	77.1%	$477,913

Minimum Tier 1 Capital Required	$317,404	$254,323	24.8%	$216,547

Excess over regulatory requirement	$417,033	$160,379	160.0%	$261,366

Tier 1 Risk-Based Capital Ratio	24.17%	18.79%	28.6%	14.62%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$734,427	$414,702	77.1%	$477,913

Minimum Tier 1 Risk-Based Capital Required	$121,566	$88,295	37.7%	$130,793

Excess over regulatory requirement	$612,861	$326,407	87.8%	$347,120

Risk-Weighted Assets	$3,039,153	$2,207,383	37.7%	$3,269,349

Total Risk-Based Capital Ratio	25.09%	19.84%	26.5%	15.13%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$762,429	$437,975	74.1%	$494,631

Minimum Total Risk-Based Capital Required	$243,132	$176,591	37.7%	$261,586

Excess over regulatory requirement	$519,297	$261,384	98.7%	$233,045

Risk-Weighted Assets	$3,039,153	$2,207,383	37.7%	$3,269,349

Tangible common equity (1) to total assets	5.88%	3.97%	48.1%	4.17%

Tangible common equity to risk-weighted assets	15.62%	11.79%	32.5%	8.86%

Total equity to total assets	9.23%	5.04%	83.1%	5.17%

Total equity to risk-weighted assets	24.55%	14.96%	64.1%	11.00%

Stock data:
Outstanding common shares, net of treasury	32,988	24,235	36.1%	24,230

Book value per common share	$14.49	$10.82	33.9%	$12.04

Market price at end of period	$12.66	$10.80	17.2%	$9.70

Market capitalization	$417,628	$261,738	59.6%	$235,031

	June 30,	December 31,	June 30,	Variance
	2010	2010	2009	%
Common dividend data:
Cash dividends declared	$1,322	$3,888	$1,944	-32.0%

Cash dividends declared per share	$0.08	$0.16	$0.08	0.0%

Payout ratio	10.13%	21.33%	2.65%	282.3%

Dividend yield	1.26%	1.48%	1.65%	-23.6%

(1)	Tangible common equity consists of common equity less goodwill.
The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years:

			Cash
	Price		Dividend
	High	Low	Per share
2010
June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2010 and 2009, and at December 31, 2009:

	June 30,	December 31,	Variance	June 30,
(Dollars in thousands)	2010	2009	%	2009
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.09%	5.78%	57.3%	6.35%

Actual Tier 1 Capital	$708,928	$359,339	97.3%	$390,632

Minimum Capital Requirement (4%)	$311,803	$248,671	25.4%	$246,191

Minimum to be well capitalized (5%)	$389,753	$310,839	25.4%	$307,739

Tier 1 Capital to Risk-Weighted Assets	23.56%	16.52%	42.6%	12.60%

Actual Tier 1 Risk-Based Capital	$708,928	$359,339	97.3%	$390,632

Minimum Capital Requirement (4%)	$120,352	$87,021	38.3%	$123,978

Minimum to be well capitalized (6%)	$180,529	$130,532	38.3%	$185,966

Total Capital to Risk-Weighted Assets	24.49%	17.59%	39.2%	13.14%

Actual Total Risk-Based Capital	$736,929	$382,611	92.6%	$407,350

Minimum Capital Requirement (8%)	$240,705	$174,042	38.3%	$247,955

Minimum to be well capitalized (10%)	$300,881	$217,553	38.3%	$309,944

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2010, the Group’s market capitalization for its outstanding common stock was $417.6 million ($12.66 per share). The Oriental Financial Group Inc. Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008. It was further amended in 2010.
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
The Group uses a software application to project future movements in the Group’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2010, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
Change in interest rate	Amount	Percent	Amount	Percent
(Dollars in thousands)	Change	Change	Change	Change
+ 200 Basis points	$24,476	12.15%	$27,216	14.19%

+ 100 Basis points	$17,980	8.92%	$19,613	10.22%

- 100 Basis points	$(30,853)	-15.31%	$(31,508)	-16.43%

- 200 Basis points	$(41,190)	-20.44%	$(41,141)	-21.45%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The interest rate swaps have been utilized to convert short term repurchase agreements into fixed rate to better match the re-pricing nature of these borrowings. At June 30, 2010 and December 31, 2009 there were open forward settled swaps with an aggregate notional amount of $900 million. The forward settle date of these swaps is December 28, 2011 with final maturities ranging from December 28, 2013 through December 28, 2014. A derivative liability of $3.4 million and a derivative asset of $8.5 million was recognized in the unaudited consolidated statement of financial condition related to the valuation of these swaps at June 30, 2010 and December 31, 2009, respectively.
Structured borrowings— The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.
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
At June 30, 2010 and December 31, 2009, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $4.4 million, and $6.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $7.5 million and $9.5 million, respectively, recorded in deposits.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $71.8 million in non-government agency pass-through collateralized mortgage obligations and $41.6 million in structured credit investments that are considered of a higher credit risk than agency securities.
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
Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption such as the one currently being experienced in the U.S. financial system, or if negative developments occur with respect to us, the availability and cost of the Group’s funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing its net interest income, or the Group may need to dispose of a portion of its investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and the Group is not able to replace them on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
The Purchase Money Note issued to the FDIC is secured by the loans (other than consumer loans not secured by real estate and extensions of credit pursuant to credit card or debit card plans) acquired in the FDIC-assisted acquisition and all proceeds derived from such loans.
As of June 30, 2010, the Group had approximately $923.6 million in investment securities and $388.8 million in mortgage loans available to cover liquidity needs.
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
Internal Control over Financial Reporting
The internal control over financial reporting of the acquired assets and assumed liabilities in the FDIC-assisted acquisition was excluded from the evaluation of effectiveness of the Group’s disclosure controls and procedures as of the period end covered by this report because of the timing of the acquisition. As a result of the acquisition, the Group will be evaluating changes to processes, information technology systems, and other components of internal control over financial reporting as part of its integration process.
There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the risk factors included in the Group’s Annual Report on Form 10-K, as updated by this report and other filings the Group makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to us at this time or that the Group currently deems immaterial may also adversely affect the Group’s business, financial condition or results of operations.
Risks Related to the Group’s Business
The Group may fail to realize the anticipated benefits of the FDIC-assisted acquisition.
The success of the FDIC-assisted acquisition will depend on, among other things, the Group’s ability to realize anticipated cost savings and to integrate the acquired Eurobank assets and operations in a manner that permits growth opportunities and does not materially disrupt the Group’s existing customer relationships or result in decreased revenues resulting from any loss of customers. If the Group is not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, the Group made fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from the Group’s estimates, which could result in not achieving the anticipated benefits of the acquisition.
The Group cannot assure you that the FDIC-assisted acquisition will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.
The Group’s future growth and profitability depends, in part, on the ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect the Group’s operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations.
Given the continued economic recession in Puerto Rico, notwithstanding the loss-sharing arrangements with the FDIC with respect to certain Eurobank assets that we acquired, we may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowances for loan and lease losses on the assets and loans acquired that could adversely affect the Group’s financial condition and results of operations in the future. There is no assurance that as the integration efforts continue in connection with this transaction, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.
The FDIC-assisted acquisition may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to this acquisition could disrupt the Group’s ongoing business or result in inconsistencies in customer service that could adversely affect the Group’s ability to maintain relationships with clients, customers, depositors and employees.
Loans that the Group acquired in the FDIC-assisted acquisition may not be covered by the shared-loss agreements if the FDIC determines that the Group have not adequately performed under these agreements or if the shared-loss agreements have ended.
Although the FDIC has agreed to reimburse us for 80% of qualifying losses on covered loans, the FDIC has the right to refuse or delay payment for loan and lease losses if the shared-loss agreements are not performed by the Group in accordance with their terms. Additionally, the shared-loss agreements have limited terms. Therefore, any charge-offs that the Group experience after the terms of the shared-loss agreements have ended would not be recoverable from the FDIC.
Certain provisions of the shared-loss agreements entered into with the FDIC may have anti-takeover effects and could limit the Group’s ability to engage in certain strategic transactions that the Group’s Board of Directors believes would be in the best interests of shareholders.
The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Group and a feature of the FDIC-assisted acquisition without which we would not have entered into the transaction. The Group’s agreement with the FDIC requires that the Group receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.
Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Group with or into another company if the Group’s shareholders will own less than 2/3 of the combined company and (b) a sale of shares by one or more of our shareholders that will effect a change in control of Oriental Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% the Group’s voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% the Group’s voting securities). Such a sale by shareholders may occur beyond our control. If the Group or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse impact on the Group.
Risks Related to Bank Regulatory Matters
The Group is subject to extensive regulation which could adversely affect our business.
The Group’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Group’s operations. Because the Group’s business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was recently signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.
Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Group’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Group’s business activities, require changes to certain of the Group’s business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Group’s business. In particular, the potential impact of the Dodd-Frank Act on the Group’s operations and activities, both currently and prospectively, include, among others:
•	a reduction in the Group’s ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on the Group’s ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on the Group’s ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.
Further, the Group may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Group’s results of operations and financial condition. While the Group cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to the Group’s investors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information as to the sale of the Series C Preferred Stock was furnished in the Group’s current report on Form 8-K filed with the SEC on May 3, 2010. The shares of Series C Preferred Stock were purchased by “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved by the SEC.]
Item 6. Exhibits
3.1	Certificate of Incorporation.

3.2	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C. (1)

4.1	Registration Rights Agreement, dated as of April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.

10.1	Securities Purchase Agreement, dated as of April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.

10.2	Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank and Trust.” (2)

10.3	Omnibus Asset Servicing Agreement, dated as of June 9, 2010, between Oriental Bank and Trust and Bayview Loan Servicing LLC. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on May 3, 2010.

(2)	Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on May 6, 2010.

(3)	Incorporated by reference to Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on June 14, 2010

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández José Rafael Fernández	Date: August 9, 2010
President and Chief Executive Officer

By:	/s/ Norberto González Norberto González	Date: August 9, 2010
Executive Vice President and Chief Financial Officer