Form 10-K/A
period 2009-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2010-08-11
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Oriental Financial Group Inc. (the “Group”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on March 11, 2010 (the “2009 Form 10-K”) solely for the purpose of filing a revised consent of KPMG LLP (“KPMG”), an independent registered public accounting firm. The consent filed by the Group as Exhibit 23.1 of the 2009 Form 10-K inadvertently omitted a reference to the Group’s registration statement on Form S-3 (File No. 333-155452).
     No item of or disclosures appearing in the Group’s 2009 Form 10-K are affected by this filing other than the consent described above. This report on Form 10-K/A is presented as of the filing date of the 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following exhibits are filed as part of this Form 10-K/A:

Exhibit Number	Exhibit Description

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández	Dated: August 11, 2010
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González Norberto González	Dated: August 11, 2010
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002