Form 10-Q/A
period 2010-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2010-09-23
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
46,308,736 shares of common stock ($1.00 par value per share) outstanding as of the close of business July 31, 2010

EXPLANATORY NOTE
Oriental Financial Group Inc. (the “Group”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2010 originally filed with the Securities and Exchange Commission on August 10, 2010 (the “Form 10-Q”) solely to correct the number of shares of common stock of the Group outstanding as of the close of business July 31, 2010, as stated on the cover page of the Form 10-Q. Except for such correction, this amendment does not update, modify or amend any disclosure set forth in the Form 10-Q as originally filed.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández	Date: September 23, 2010

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: September 23, 2010

Norberto González
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

3