Form 10-Q
period 2010-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2010-11-04
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
46,317,008 common shares ($1.00 par value per share) outstanding as of October 31, 2010

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

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$89,703	$247,691
Money market investments	53,233	29,432

Total cash and cash equivalents	142,936	277,123

Investments:
Trading securities, at fair value, with amortized cost of $100 (December 31, 2009 - $522)	102	523
Investment securities available-for-sale, at fair value, with amortized cost of $4,304,055 (December 31, 2009 - $5,044,017)	4,317,088	4,953,659
Other investments	150	150
Federal Home Loan Bank (FHLB) stock, at cost	22,496	19,937

Total investments	4,339,836	4,974,269

Securities sold but not yet delivered	317,209	—

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	31,432	27,261
Loans not covered under shared loss agreements with the FDIC, net of allowance for loan and lease losses of $29,640 (December 31, 2009 - $23,272)	1,107,338	1,112,808
Loans covered under shared loss agreements with the FDIC	722,858	—

Total loans, net	1,861,628	1,140,069

FDIC shared-loss indemnification asset	562,364	—
Foreclosed real estate covered under shared loss agreements with the FDIC	19,322	—
Foreclosed real estate not covered under shared loss agreements with the FDIC	13,765	9,347
Accrued interest receivable	30,644	33,656
Deferred tax asset, net	30,650	31,685
Premises and equipment, net	17,125	19,775
Core deposit intangible	1,363	—
Servicing asset	9,647	7,120
Other assets	56,568	57,789

Total assets	$7,403,057	$6,550,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$888,011	$693,506
Savings accounts	234,501	86,792
Certificates of deposit	1,472,763	965,203

Total deposits	2,595,275	1,745,501

Borrowings:
Short-term borrowings	29,959	49,179
Securities sold under agreements to repurchase	3,541,520	3,557,308
Advances from FHLB	281,753	281,753
FDIC-guaranteed term notes	105,112	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,994,427	4,030,157

Securities purchased but not yet received	—	413,359
FDIC net settlement payable	41,601	—
Accrued expenses and other liabilities	54,694	31,650

Total liabilities	6,685,997	6,220,667

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized as of September 30, 2010 (December 31, 2009 - 40,000,000); 47,807,734 shares issued; 46,317,008 shares outstanding (December 31, 2009 - 25,739,397; 24,235,088)	47,808	25,739
Additional paid-in capital	498,486	213,445
Legal surplus	46,958	45,279
Retained earnings	59,845	77,584
Treasury stock, at cost, 1,490,726 shares (December 31, 2009 - 1,504,309 shares)	(17,116)	(17,142)

Accumulated other comprehensive income (loss), net of tax of ($128) (December 31, 2009 - $7,445)	13,079	(82,739)

Total stockholders’ equity	717,060	330,166

Total liabilities and stockholders’ equity	$7,403,057	$6,550,833

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
		(In thousands, except per share data)
Interest income:
Loans	$34,347	$18,248	$81,382	$55,329
Mortgage-backed securities	40,429	48,750	125,542	151,179
Investment securities and other	6,445	11,552	24,476	38,078

Total interest income	81,221	78,550	231,400	244,586

Interest expense:
Deposits	12,680	13,990	35,874	41,962
Securities sold under agreements to repurchase	25,128	27,209	75,900	90,937
Advances from FHLB and other borrowings	3,082	3,106	9,147	9,277
Note Payable to the FDIC	823	—	1,887	—
FDIC-guaranteed term notes	1,021	1,021	3,063	2,154
Subordinated capital notes	327	333	930	1,158

Total interest expense	43,061	45,659	126,801	145,488

Net interest income	38,160	32,891	104,599	99,098
Provision for loan and lease losses	4,100	4,400	12,214	11,250

Net interest income after provision for loan and lease losses	34,060	28,491	92,385	87,848

Non-interest income:
Wealth management revenues	4,554	3,764	13,157	10,163
Banking service revenues	3,414	1,424	8,030	4,330
Mortgage banking activities	3,418	2,232	7,555	7,191
Investment banking revenues (losses)	59	—	93	(4)

Total banking and wealth management revenues	11,445	7,420	28,835	21,680

Total loss on other-than-temporarily impaired securities	(14,739)	(44,737)	(39,674)	(107,331)
Portion of loss on securities recognized in other comprehensive income	—	36,478	22,508	94,656

Other-than-temporary impairments on securities	(14,739)	(8,259)	(17,166)	(12,675)

Net gain (loss) on:
Sale of securities	13,954	35,528	37,807	56,388
Derivatives	(22,580)	(64)	(59,832)	19,778
Early extinguishment of repurchase agreements	—	(17,551)	—	(17,551)
Trading securities	4	(505)	2	12,427
Bargain purchase from FDIC-assisted acquisition	—	—	9,940	—
Fair value adjustment on FDIC equity appreciation instrument	—	—	909	—
Accretion of FDIC loss-share indemnification asset	1,756	—	3,314	—
Foreclosed real estate	(140)	(278)	(283)	(576)
Other	(8)	31	61	94

Total non-interest income (loss), net	(10,308)	16,322	3,587	79,565

Non-interest expenses:
Compensation and employee benefits	11,732	7,882	30,440	23,626
Occupancy and equipment	5,620	3,747	13,815	10,994
Professional and service fees	5,480	2,459	11,552	7,461
Insurance	1,651	1,273	5,218	5,560
Taxes, other than payroll and income taxes	1,611	834	3,759	2,129
Advertising and business promotion	1,275	1,097	3,339	3,329
Electronic banking charges	1,322	471	3,112	1,607
Communication	826	382	1,905	1,163
Loan servicing expenses	443	397	1,321	1,167
Clearing and wrap fees expenses	579	293	1,217	860
Foreclosure and repossession expenses	545	204	1,117	650
Director and investors relations	396	348	1,098	1,029
Printing, postage, stationery and supplies	299	194	795	665
Training and travel	167	194	639	444
Other	759	710	1,623	1,287

Total non-interest expenses	32,705	20,485	80,950	61,971

Income (loss) before income taxes	(8,953)	24,328	15,022	105,442
Income tax expense (benefit)	(2,358)	3,001	(262)	8,452

Net income (loss)	(6,595)	21,327	15,284	96,990
Less: Dividends on preferred stock	(1,200)	(1,201)	(4,134)	(3,602)
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	(22,711)	—

Income available (loss) to common shareholders	$(30,506)	$20,126	$(11,561)	$93,388

Income (loss) per common share:
Basic	$(0.67)	$0.83	$(0.33)	$3.85

Diluted	$(0.67)	$0.83	$(0.33)	$3.84

Average common shares outstanding	45,354	24,303	34,823	24,284
Average potential common shares-options	128	65	105	17

Average diluted common shares outstanding	45,482	24,368	34,928	24,301

Cash dividends per share of common stock	$0.04	$0.04	$0.12	$0.12

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine-Month Period Ended September 30,
	2010	2009
	(In thousands)
Preferred stock:
Balance at beginning of period	$68,000	$68,000
Issuance of preferred stock	177,289	—
Conversion of preferred stock to common stock	(177,289)	—

Balance at end of period	68,000	68,000

Additional paid-in capital from beneficial conversion feature
Balance at beginning of period	—	—
Issuance of preferred stock — beneficial conversion feature	22,711	—
Conversion of preferred stock to common stock — beneficial conversion feature	(22,711)	—

Balance at end of period	—	—

Common stock:
Balance at beginning of period	25,739	25,739
Issuance of common stock	8,740	—
Conversion of preferred stock to common stock	13,320	—
Exercised stock options	9	—

Balance at end of period	47,808	25,739

Additional paid-in capital:
Balance at beginning of period	213,445	212,625
Issuance of common stock	90,896	—
Conversion of preferred stock to common stock	186,680	—
Deemed dividend on preferred stock beneficial conversion feature	22,711	—
Exercised stock options	64	—
Stock-based compensation expense	865	550
Capital contribution	—	89
Common stock issuance costs	(5,250)	—
Preferred stock issuance costs	(10,925)	—

Balance at end of period	498,486	213,264

Legal surplus:
Balance at beginning of period	45,279	43,016
Transfer from retained earnings	1,679	9,643

Balance at end of period	46,958	52,659

Retained earnings:
Balance at beginning of period	77,584	51,233
Cumulative effect on initial adoption of accounting principle	—	14,359
Net income	15,284	96,990
Cash dividends declared on common stock	(4,499)	(2,916)
Cash dividends declared on preferred stock	(4,134)	(3,602)
Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—
Transfer to legal surplus	(1,679)	(9,643)

Balance at end of period	59,845	146,421

Treasury stock:
Balance at beginning of period	(17,142)	(17,109)
Stock purchased	—	(182)
Stock used to match defined contribution plan	26	144

Balance at end of period	(17,116)	(17,147)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(82,739)	(122,187)
Cumulative effect on initial adoption of accounting principle	—	(14,359)
Other comprehensive income, net of tax	95,818	30,179

Balance at end of period	13,079	(106,367)

Total stockholders’ equity	$717,060	$382,569

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

			Nine-Month Period Ended
	Quarter Ended September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$(6,595)	$21,327	$15,284	$96,990

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale arising during the period	(15,072)	30,026	124,302	75,015
Realized gain on investment securities included in net income	(14,224)	(35,528)	(38,077)	(56,388)
Total loss on other- than-temporarily impaired securities	14,739	44,737	39,674	107,331
Portion of loss on securities recognized in other comprehensive income	—	(36,478)	(22,508)	(94,656)
Income tax effect related to unrealized gain on securities available-for-sale	2,274	716	(7,573)	(1,123)

Other comprehensive income (loss) for the period	(12,283)	3,473	95,818	30,179

Comprehensive income (loss)	$(18,878)	$24,800	$111,102	$127,169

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine-Month Period Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$15,284	$96,990

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	565	151
Amortization of premiums, net of accretion of discounts	24,663	9,070
Amortization of core deposit intangible	60	—
Accretion of FDIC loss-share indemnification asset	(3,314)	—
Amortization of accretable yield on loans covered by FDIC shared-loss agreements	(28,592)	—
Other-than-temporary impairments on securities	17,166	12,675
Depreciation and amortization of premises and equipment	4,152	4,505
Deferred income tax expense (benefit)	(6,538)	750
Provision for loan and lease losses	12,214	11,250
Stock-based compensation	865	550
Fair value adjustment of servicing asset	(1,538)	(4,430)
Bargain purchase gain from FDIC assisted acquisition	(9,940)	—
(Gain) loss on:
Sale of securities	(37,807)	(56,388)
Sale of mortgage loans held for sale	(4,332)	(2,761)
Derivatives	59,832	(19,778)
Early extinguishment of repurchase agreements	—	17,551
Sale of foreclosed real estate	283	576
Sale of premises and equipment	44	(60)
Originations and purchases of loans held-for-sale	(169,205)	(169,598)
Proceeds from sale of loans held-for-sale	58,646	88,838
Net (increase) decrease in:
Trading securities	422	217
Accrued interest receivable	3,012	3,944
Other assets	(226)	(4,679)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(260)	(3,525)
Accrued expenses and other liabilities	34,808	10,954

Net cash used in operating activities	(29,735)	(3,198)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(5,308,688)	(9,290,454)
FHLB stock	(2,560)	(13,355)
Equity options	(1,747)	(3,738)
Maturities and redemptions of:
Investment securities available-for-sale	2,370,912	3,251,327
FHLB stock	10,077	14,431
Proceeds from sales of:
Investment securities available-for-sale	3,052,533	6,090,572
Foreclosed real estate	5,197	6,594
Premises and equipment	573	114
Origination and purchase of loans, excluding loans held-for-sale	(101,595)	(60,370)
Principal repayment of loans	180,140	92,437
Additions to premises and equipment	(1,483)	(3,577)
Cash and cash equivalents received in FDIC-assisted transaction	89,777	—

Net cash provided by investing activities	293,137	83,981

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	119,544	142,761
Securities sold under agreements to repurchase	(15,000)	(217,551)
Short term borrowings	(19,220)	6,135
Proceeds from:
Issuance of FDIC-guaranteed term notes	—	105,000
Advances from FHLB	—	761,380
Exercise of stock options	73	—
Issuance of common stock, net	94,386	—
Issuance of preferred stock, net	189,075	—
Capital contribution	—	89
Repayments of advances from FHLB	—	(788,080)
Repayments of advances from note payable to the FDIC	(715,970)	—
Purchase of treasury stock	—	(182)
Termination of derivative instruments	(42,727)	20,254
Dividends paid on preferred stock	(2,934)	(3,602)
Dividends paid on common stock	(4,816)	(2,916)

Net cash provided by (used in) financing activities	(397,589)	23,288

Net change in cash and cash equivalents	(134,187)	104,071
Cash and cash equivalents at beginning of period	277,123	66,372

Cash and cash equivalents at end of period	$142,936	$170,443

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND 2009

	Nine-Month Period Ended September 30,
	2010	2009
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$126,569	$149,012

Income taxes paid	$6,281	$74

Mortgage loans securitized into mortgage-backed securities	$109,386	$105,676

Securities sold but not yet delivered	$317,209	$417,280

Securities purchased but not yet received	$—	$30,945

Transfer from loans to foreclosed real estate	$11,693	$6,327

Reclassification of loans held for investment portfolio to the held for sale portfolio	$—	$19,832

Supplemental Schedule of Non-cash Investing Activities:
Acquisitions:
Non-cash assets acquired:
FHLB stock	$10,077	$—
Loans covered under shared-loss agreements with FDIC	787,177	—
Loans not covered under shared-loss agreements with FDIC	2,987	—
Foreclosed real estate covered under shared-loss agreements with FDIC	17,527	—
Other repossessed assets covered under shared-loss agreements with FDIC	3,062	—
FDIC loss-share indemnification asset	559,050	—
Core deposit intangible	1,423	—
Other assets	5,301	—

Total non-cash assets acquired	1,386,604	—
Liabilities assumed:
Deposits	729,546	—
Deferred income tax liability, net	3,876	—
Other liabilities	9,426	—

Total liabilities assumed	742,848	—

Net non-cash assets acquired	643,756	—
Cash and cash equivalents received in the FDIC-assisted transaction	89,777	—

Net assets acquired	$733,533	$—

Consideration at fair value:
Note payable issued to the FDIC	715,970	—
Net settlement payable to the FDIC	10,590	—
Equity appreciation instrument	909	—

	727,469	—
Net after tax bargain purchase gain from FDIC-assisted acquisition	6,064	—

	$733,533	$—

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to financial services industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Group’s 2009 annual report on Form 10-K, as amended.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of financial services such as mortgage, commercial and consumer lending, leasing, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.
The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.
The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Oriental Financial Services is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCFI. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.
The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and, if the conditions so warrant, the Group engages in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues or originates and of its mortgage loan portfolio.

Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC as receiver for Eurobank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. This transaction is referred to as the “FDIC-assisted acquisition”.
Pursuant to a waiver granted by the SEC to the Group on May 28, 2010, and in accordance with the guidance provided in the SEC Staff Accounting Bulleting Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), the Group has omitted certain financial information of the FDIC-assisted acquisition otherwise required by Rule 3-05 of Regulation S-X. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X under certain circumstances, including a transaction such as the Eurobank acquisition, in which the registrant engages in an acquisition of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is so pervasive as to substantially reduce the relevance of such information to an assessment of future operations.
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
Loans and Allowance for Loan and Lease Losses
Because of the loss protection provided by the FDIC, the risks of the Eurobank FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements. Accordingly, the Group presents loans subject to the loss sharing agreements as “covered loans” and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. Non-covered loans include any loans made outside of the FDIC shared-loss agreements before or after the April 30, 2010 FDIC-assisted acquisition. Non-covered loans also include credit cards balances acquired in the FDIC-assisted acquisition.
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
Credit cards balances acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payment in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses will be recognized.
Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms, except for well collateralized residential mortgage loans in process of collection for which recognition is discontinued when they become 365 days or more past due based on contractual terms and are then written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

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
Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Group’s control such as those affecting general economic conditions may require future changes to the allowance.
Covered loans
Covered loans acquired in the FDIC-assisted acquisition are accounted under the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, which are applicable when (a) the Group acquires loans deemed to be impaired when there is evidence of credit deterioration and it is probable, at the date of acquisition, that the Group would be unable to collect all contractually required payments and (b) as a general policy election for non-impaired loans that the Group acquires.
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
In accordance with ASC 310-30 and in estimating the fair value of covered loans at the acquisition date, the Group (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable difference. The non-accretable difference represents an estimate of the loss exposure in the covered loan portfolio, and such amount is subject to change over time based on the performance of the covered loans. The carrying value of covered loans is reduced by payments received and increased by the portion of the accretable yield recognized as interest income.
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
Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan and lease losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to provision for credit losses and increases the FDIC shared-loss indemnification asset.
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

Impairment of Investment Securities
The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Group follows ASC 320-10-65-1, which changed the accounting requirements for other-than-temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. The corresponding review takes into consideration current market conditions, issuer rating changes and trends, the creditworthiness of the obligor of the security, current analysts’ evaluations, failure of the issuer to make scheduled interest or principal payments, the Group’s intent to not sell the security or whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”
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
FDIC Shared-Loss Indemnification Asset
The Group has determined that the FDIC shared-loss indemnification asset will be accounted for as an indemnification asset measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The fair value of the shared-loss indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.
The FDIC shared-loss indemnification asset will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates will result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC shared-loss indemnification asset will be reduced.

Core Deposit Intangible
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10 year period. The Group evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the nine-month period ended September 30, 2010. If an impairment loss is determined to exist in the future, the loss would be reflected as a non-interest expense in the consolidated statement of operations for the period in which such impairment is identified.
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

In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that the Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The uncertain tax positions accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Group’s uncertain tax positions accruals are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the statute of limitations.
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
The Group’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the unaudited consolidated statements of operations.
Equity-Based Compensation Plans
The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and it was further amended in 2010.
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
The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares of common stock over the most recent period equal to the expected term of the stock options.
Subsequent Events
The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Reclassifications
When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Recent Accounting Developments:
Derivatives and Hedging — In March 2010, FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact on the Group’s financial position or results of operations.
Loan Modification — In April 2010, FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The Group adopted this guidance for loans acquired on the FDIC-assisted acquisition accounted for under ASC 310-30. Its adoption did not have a material effect on the Group’s unaudited consolidated financial statements.
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
NOTE 2 — FDIC-ASSISTED ACQUISITION
On April 30, 2010 the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank, San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.
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
The operating results of the Group for the nine-month period ended September 30, 2010 include the operating results produced by the acquired assets and liabilities assumed for the period of May 1, 2010 to September 30, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC and the FDIC shared-loss agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro-forma information is presented.

The assets acquired and liabilities assumed as of April 30, 2010 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the quarter ended September 30, 2010, the Group recorded preliminary measurement period adjustments to the carrying value of loans, FDIC shared-loss indemnification asset, and deferred income tax liability. This was the result of additional analysis on the estimates of fair value, and the Group’s decision to account for all loans acquired in the FDIC-assisted acquisition, except for credit cards balances, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Bank and the FDIC are engaged in ongoing discussions that may impact certain assets acquired or certain liabilities assumed by the Bank. The amount that the Group realizes on these assets could differ materially from the carrying value included in the unaudited consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods. Because of the shared-loss agreements with the FDIC on the covered assets, the Group does not expect to incur significant losses.
Preliminary net-assets acquired and the respective preliminary measurement period adjustments are reflected in the table below:

			April 30, 2010	Preliminary
	Book value April	Fair Value	(As initially	Measurement	April 30, 2010
	30, 2010	Adjustments	reported)	Period Adjustments	(As remeasured)
			(in thousands)
Assets
Cash and cash equivalents	$89,777	$—	$89,777	$—	$89,777
Federal Home Loan Bank stock	10,077	—	10,077	—	10,077
Loans covered by shared-loss agreements	1,536,416	(699,910)	836,506	(49,328)	787,178
Loans not covered by share-loss agreements	4,275	(1,298)	2,977	(9)	2,986
Foreclosed real estate covered by shared-loss agreements	26,082	(8,555)	17,527	—	17,527
Other repossessed properties covered by shared-loss agreements	3,401	(339)	3,062	—	3,062
FDIC loss-share indemnification asset	—	516,250	516,250	42,800	559,050
Core deposit intangible	—	1,423	1,423	—	1,423
Other assets	20,168	(14,867)	5,301	—	5,301

Total assets acquired	$1,690,196	$(207,296)	$1,482,900	$(6,519)	$1,476,381

Liabilities
Deposits	$722,442	$7,104	$729,546	$—	$729,546
Deferred income tax liability, net	—	—	6,419	(2,543)	3,876
Other liabilities	9,426	—	9,426	—	9,426

Total liabilities assumed	$731,868	$7,104	$745,391	$(2,543)	$742,848

Net assets acquired	$958,328	$(214,400)	$737,509	$(3,976)	$733,533

Consideration
Note payable issued to the FDIC	$715,536	$434	$715,970	$—	$715,970
Net settlement payable to the FDIC	15,244	(4,654)	10,590	—	10,590
Equity appreciation instrument	—	909	909	—	909

	$730,780	$(3,311)	$727,469	$—	$727,469

Net after tax bargain purchase gain from the FDIC-assisted acquisition			$10,040	$(3,976)	$6,064

The preliminary measurement period adjustments affected the following items presented in the June 30, 2010 unaudited consolidated financial statements:

Net Income for the Six-Month Period Ended June 30, 2010 (As initially reported)	$29,285

Preliminary Measurement Period Adjustments:

Interest income from covered loans accretable discount	(1,711)
Bargain purchase from FDIC-assisted acquisition	(6,519)
Accretion of FDIC loss-share indemnification asset	114
Income tax provision	710

Total Preliminary Measurement Period Adjustments	(7,406)

Net Income for the Six-Month Period Ended June 30, 2010 (As re-measured)	$21,879

	(As initially
	reported)	(As re-measured)
Earnings per share (for the six-month period ended June 30, 2010):
Basic	0.79	0.15
Diluted	0.79	0.15

Total Stockholder’s Equity at June 30, 2010	$746,042	$738,636
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
Loans - Loans acquired in the FDIC-assisted acquisition, excluding extensions of credit pursuant to a credit card plan, are referred as “covered loans” as the Bank will be reimbursed by the FDIC for a substantial portion of any future credit losses on them under the terms of the shared-loss agreements. At the April 30, 2010 acquisition date, the estimated fair value of the FDIC-assisted acquisition loan portfolio was $790.2 million. Loans fair values were estimated by discounting the expected cash flows from the portfolio. In estimating such fair value and expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults, and the loss severity of defaults. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e. performing or nonperforming), fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates.
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

Foreclosed real estate and other repossessed properties — Foreclosed real estate and other repossessed properties (primarily vehicles) are presented at their estimated fair value and are also subject to the FDIC shared-loss agreements. The fair values were determined using expected selling price, less selling and carrying costs, discounted to present value.
FDIC shared-loss indemnification asset— The FDIC shared-loss indemnification asset, also known as the indemnification asset, is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $559.1 million fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.
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
NOTE 3 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months of less at the date of acquisition. At September 30, 2010, and December 31, 2009, cash equivalents included as part of cash and due from banks amounted to $53.2 million and $29.4 million, respectively.

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
			(In thousands)
Available-for-sale
Obligations of US Government sponsored agencies	$301,565	$—	$15	$301,550	0.12%
Puerto Rico Government and agency obligations	71,318	89	3,002	68,405	5.37%
Structured credit investments	61,724	—	19,281	42,443	3.77%

Total investment securities	434,607	89	22,298	412,398

FNMA and FHLMC certificates	3,469,102	41,989	1,965	3,509,126	4.06%
GNMA certificates	128,951	8,939	—	137,890	5.05%
CMOs issued by US Government sponsored agencies	185,641	8,793	6	194,428	5.03%
Non-agency collateralized mortgage obligations	85,754	—	22,508	63,246	4.87%

Total mortgage-backed-securities and CMOs	3,869,448	59,721	24,479	3,904,690

Total securities available-for-sale	$4,304,055	$59,810	$46,777	$4,317,088	3.89%

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
			(In thousands)
Available-for-sale
Obligations of US Government sponsored agencies	$1,037,722	$359	$30,990	$1,007,091	3.18%
Puerto Rico Government and agency obligations	71,537	9	6,181	65,365	5.37%
Structured credit investments	61,722	—	23,340	38,382	3.69%

Total investment securities	1,170,981	368	60,511	1,110,838

FNMA and FHLMC certificates	2,766,317	22,154	24,298	2,764,173	4.62%
GNMA certificates	339,830	7,317	1,044	346,103	4.81%
CMOs issued by US Government sponsored agencies	279,454	7,057	3	286,508	5.20%
Non-agency collateralized mortgage obligations	487,435	—	41,398	446,037	5.78%

Total mortgage-backed-securities and CMOs	3,873,036	36,528	66,743	3,842,821

Total securities available-for-sale	$5,044,017	$36,896	$127,254	$4,953,659	4.48%

As of September 30, 2010, the Group’s investment securities portfolio included $301.6 million of obligations of US Government sponsored agencies in the form of discount notes. These securities were all used as collateral for repurchase agreements, and had a remaining maturity of less than three months. In October 2010, such securities were sold at a minimum gain of less than $1 thousand and the proceeds reinvested in US agency mortgage-backed securities with a coupon of 4.50%, and an estimated yield of 4.04%.

The amortized cost and fair value of the Group’s investment securities at September 30, 2010, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Due less than 1 year
Obligations of US Government sponsored agencies	$301,476	$301,460

Due from 1 to 5 years
Puerto Rico Government and agency obligations	382	388

Due after 5 to 10 years
Obligations of US Government sponsored agencies	89	89
Puerto Rico Government and agency obligations	13,662	12,669
Structured credit investments	11,976	8,344

Total due after 5 to 10 years	25,727	21,102

Due after 10 years
Puerto Rico Government and agency obligations	57,274	55,349
Structured credit investments	49,748	34,099

Total due after 10 years	107,022	89,448

Total investment securities	434,607	412,398

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	14,998	15,781

Due after 10 years
CMOs issued by US Government sponsored agencies	185,641	194,427
FNMA and FHLMC certificates	3,454,104	3,493,346
GNMA certificates	128,951	137,890
Non-agency collateralized mortgage obligations	85,754	63,246

Total due after 10 years	3,854,450	3,888,909

Total mortgage-backed securities	3,869,448	3,904,690

Total securities available-for-sale	$4,304,055	$4,317,088

Keeping with the Group’s investment strategy, during the nine-month periods ended September 30, 2010 and 2009, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the nine-month period ended September 30, 2010, the Group sold $282.5 million of discount notes with minimal aggregate gross gains amounting to $1 thousand and sold $387.9 million of discounted notes with minimal aggregate gross losses amounting to $1 thousand.

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
The tables below present an analysis of the gross realized gains and losses by category for the nine-month period ended September 30, 2010 and 2009:

	Nine-Month Period Ended September 30, 2010
Description	Face Value	Cost	Sale Price		Sale Book Value	Gross Gains	Gross Losses
				(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$945,425	$968,451	$972,642		$967,926	$4,716	$1

Total investment securities	945,425	968,451	972,642		967,926	4,716	1

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	2,070,159	1,940,384	1,783,631		1,755,808	27,823	—
GNMA certificates	259,386	267,147	245,254		239,985	5,269	—
Non-agency collateralized mortgage obligations	626,619	623,695	368,216		368,216	—	—

Total mortgage-backed securities and CMOs	2,956,164	2,831,226	2,397,101		2,364,009	33,092	—

Total	$3,901,589	$3,799,677	$3,369,743		$3,331,935	$37,808	$1

	Nine-Month Period Ended September 30, 2009
Description	Face Value	Cost		Sale Price	Sale Book Value	Gross Gains	Gross Losses
			(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$2,237,785	$2,238,556		$2,237,600	$2,237,414	$203	$17
Puerto Rico Government and agency obligations	90,000	90,612		90,000	90,000	—	—

Total investment securities	2,327,785	2,329,168		2,327,600	2,327,414	203	17

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	3,910,151	3,808,523		3,500,406	3,450,661	50,894	1,150
CMOs issued by U.S. Government sponsored agencies	330,000	330,938		336,993	330,584	6,410	—
GNMA certificates	112,406	113,157		113,155	113,107	48	—

Total mortgage-backed securities and CMOs	4,352,557	4,252,618		3,950,554	3,894,352	57,352	1,150

Total	$6,680,342	$6,581,786		$6,278,154	$6,221,766	$57,555	$1,167

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:
September 30, 2010
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$311,297	$1,965	$309,332
Obligations of US Government sponsored agencies	301,476	15	301,461
CMOs issued by US Government sponsored agencies	2,588	6	2,582

	615,361	1,986	613,375

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Non-agency collateralized mortgage obligations	85,754	22,508	63,246
Structured credit investments	61,723	19,281	42,442
Puerto Rico Government and agency obligations	50,964	3,002	47,962

	198,441	44,791	153,650

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	311,297	1,965	309,332
Obligations of US Government sponsored agencies	301,476	15	301,461
Non-agency collateralized mortgage obligations	85,754	22,508	63,246
Structured credit investments	61,723	19,281	42,442
Puerto Rico Government and agency obligations	50,964	3,002	47,962
CMOs issued by US Government sponsored agencies	2,588	6	2,582

	$813,802	$46,777	$767,025

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

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. On April 1, 2009, the Group adopted FASB Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts.
ASC 320-10-5-1 requires the Group to consider various factors during its review, which include, but are not limited to:
•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	the financial condition of the issuer or issuers;

•	the creditworthiness of the obligor of the security;

•	actual collateral attributes;

•	any rating changes by a rating agency;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments;

•	current market conditions

•	adverse conditions specifically related to the security, industry, or a geographic area;

•	the Group’s intent to sell the debt security;

•	whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery;

•	and other qualitative factors that could support or not an other-than-temporary impairment.

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
With regards to the structured credit investments and non-agency collateralized mortgage obligations with an unrealized loss position, the Group performs a more detailed analysis of other-than-temporary impairments, which is explained in more detail in the following paragraphs. Other securities in an unrealized loss position at September 30, 2010 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government-sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at September 30, 2010, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At September 30, 2010, the Group does not have the intent to sell these investments in unrealized loss position.
The determination of the credit loss assumption in the discounted cash flow analysis related to the Group’s structured credit investments is similar to the one used for the non-agency collateralized mortgage obligations, the difference being that the underlying data for each type of security is different, which affects the cash flow calculations. In the case of the CLOs, the determination of the future cash flows is based on the following factors:
•	Identification of the estimated fair value of the contractual coupon of the loans underlying the CLO. This information is obtained directly from the trustee’s reports for each CLO security.

•	Calculation of the yield-to-maturity for each loan in the CLO, and determination of the interest rate spread (yield less the risk-free rate).

•	Estimated default probabilities for each loan in the CLO. These are based on the credit ratings for each company in the structure, and this information also is obtained directly from the trustee’s reports for each CLO security. The default probabilities are adjusted based on the credit rating assuming the highest default probabilities for the loans of those entities with the lowest credit ratings. In addition to determining the current default probabilities, estimates are developed to calculate the cumulative default probabilities in successive years. To establish the reasonability of the default estimates, market-implied default rates are compared to historical credit ratings-based default rates.

•	Once the default probabilities are estimated, the average numbers of defaults is calculated for the loans underlying each CLO security. In those cases where defaults are deemed to occur, a recovery rate is applied to the cash flow determination at the time in which the default is expected to occur. The recovery rate is based on average historical information for similar securities, as well as the actual recovery rates for defaults that have occurred within the pool of loans underlying the securities owned by the Group.

•	One hundred simulations are carried out and run through a cash flow engine for the underlying pool of loans in each CLO security. Each one of the simulations uses different default estimates and forward yield curve assumptions.
At September 30, 2010, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $19.3 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).
The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of September 30, 2010, have an aggregate amortized cost of $36.2 million and unrealized losses of $10.9 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.

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
The Group owns a corporate bond that is partially invested in a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $8.4 million as of September 30, 2010. Due to the nature of this corporate bond, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairments on this security consists on a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the structure maintains at each quarter end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the review of the credit default spreads for each entity in the reference portfolio to monitor their specific performance; and the constant monitoring of the CDO’s credit rating.
As a result of the aforementioned analysis, the Group estimates that it will recover all interest and principal invested in the bond. This is based on the results of the analysis mentioned above which show that the subordination level (attachment/detachment) available under the structure of the CDO is sufficient to allow the Group to recover the value of its investment.
The credit loss assumptions used by the Group in its discounted cash flow analysis for non-agency collateralized mortgage obligations are based on a model developed by a third party that uses individual loan-level inputs. The Group analyzes the underlying loan data based on the security’s structure and based on the following factors to determine the expected cash flows that the security will receive from the underlying pool of loans: loan stages and transitions; prepayment modeling; and severity modeling.
Residential mortgage loans are identified by transition stages that are based on the delinquency status of each loan, and for modeling purposes, roll rates are used in the model to estimate the transition of such loans from one stage to another as part of a loan default modeling process. Loan transition estimates are based on several drivers that include, to the extent available, the following: property type; product type; occupancy; loan purpose; loan documentation; lien type; time to payment shock (which primarily applies to adjustable rate mortgages (ARMs)); effective loan to value ratio (LTV); change of monthly LTV; credit scores of borrowers; debt to income ratio; mortgage rate; initial interest rate spread; loan age; delinquent history; and macroeconomic factors.
Prepayment estimates are applied also on a loan-level basis. The main factor of prepayment modeling is refinancing behavior, which is tied to market interest rates. In addition to market rates and how these affect prepayment modeling, prepayment estimates are calculated based on additional drivers that include the following: housing turnover; refinancing purpose; cash-out purpose; consideration of full pay-offs, partial prepayments and curtailments; and seasonality.
In addition to being able to forecast the rate of default on residential mortgage loans, particularly “subprime” loans, the model also includes projections of the realized loss amount on the loans that do default. Such “loss severity” projections are based on the following drivers: property values, which are affected by its location; property type; occupancy type, which relates to whether the properties are for investment purposes, owner-occupied (primary residence) or second homes; and delinquency status at time of liquidation.

The Group constantly monitors the non-agency mortgage-backed security to measure the collateral performance and gauge trends for such positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitors any rating migration, and takes into account the time lag between underlying performance and rating agency actions.
The factors listed above are used to determine the security’s future expected cash flows. These future cash flows are then discounted based on the instrument’s book yield to arrive at their present value. The present value is then compared to the amortized cost of the security, and any shortfall in the present value is considered to be the credit loss, which is recognized in earnings.
Non-agency mortgage-backed securities in an unrealized loss position consist of only one security, with an amortized cost of $85.8 million and unrealized losses of $22.5 million as of September 30, 2010. The following table summarizes other-than-temporary impairment losses (in thousands) on this security for the quarter and nine-month period ended September 30, 2010:

		Nine-Month
	Quarter Ended	Period Ended
	September 30, 2010	September 30, 2010
Total loss other-than-temporarily impaired securities	$(14,739)	$(39,674)
Portion of loss on securities recognized in other comprehensive income	—	22,508

Net impairment losses recognized in earnings	$(14,739)	$(17,166)

The Group does not intend to sell this security, and it is more likely than not, that it will not be required to sell this security prior to the recovery of its amortized cost basis less any current period credit losses.
The following table presents a summary of credit-related impairment losses recognized in earnings (in thousands) on the aforementioned security:
Credit-related impairment losses recognized in earnings in:

2008	$21,080
2009	4,309
2010	17,166

Total credit related impairment losses recognized in earnings up to September 30, 2010	$42,555

During the quarter ended September 30, 2010, the Group revised the assumption related to home-price appreciation values used in the cash flow analysis of its non-agency mortgage-backed security. Such cash flow analysis is used to determine the expected losses on the underlying collateral. The revision provided the Group with more detailed information on the real estate values of the security’s underlying collateral, which had the effect of increasing the severity of the losses projected by the cash flow analysis. This is the main reason for the increase in the credit-related impairment losses recognized in earnings during the quarter ended September 30, 2010, as compared to prior periods.
Based on the aforementioned analysis, during the nine-month period ended September 30, 2010, net credit-related impairment losses of $17.2 million were recognized in earnings and $22.5 million of noncredit-related impairment losses were recognized in other comprehensive income for a non-agency collateralized mortgage obligation pool not expected to be sold. Major inputs to measure the amount related to the credit losses were 8.15% of default rate, 63.3% of severity, and 4.05% for prepayment rate.

NOTE 4 — PLEDGED ASSETS
At September 30, 2010, residential mortgage loans amounting to $517.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.9 billion, $75.8 million and $50.8 million at September 30, 2010, were pledged to secure securities sold under agreements to repurchase, public fund deposits and the Puerto Rico Money Market Fund, respectively. Also, at September 30, 2010, investment securities with fair values totaling $20.4 million were pledged against interest rate swaps contracts, while others with fair values of $124 thousand were pledged as a bond for Trust operations to the OCFI. At December 31, 2009, residential mortgage loans amounting to $546.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.9 billion, $72.6 million and $85.3 million at December 31, 2009, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds, respectively. Also, at December 31, 2009, investment securities with fair values totaling $8.4 million were pledged against interest rate swaps contracts, while others with fair value of $128 thousand and $119 thousand, were pledged to the Puerto Rico Treasury Department and as a bond for Trust operations to the OCFI, respectively.
As of September 30, 2010 and December 31, 2009, investment securities available-for-sale not pledged amounted to $555.9 million and $887.1 million, respectively. As of September 30, 2010 and December 31, 2009, mortgage loans not pledged amounted to $397.2 million and $396.2 million, respectively.
NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans Receivable Composition
The composition of the Group’s loan portfolio at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Loans not-covered under shared loss agreements with FDIC:
Loans secured by real estate:
Residential - 1 to 4 family	$861,464	$898,790
Home equity loans, secured personal loans and others	25,787	20,145
Commercial	163,565	157,631
Deferred loan fees, net	(3,815)	(3,318)

	1,047,001	1,073,248

Other loans:
Commercial	53,715	40,146
Personal consumer loans and credit lines	30,757	22,864
Leasing	5,926	—
Deferred loan fees, net	(421)	(178)

	89,977	62,832

Loans receivable	1,136,978	1,136,080
Allowance for loan and lease losses	(29,640)	(23,272)

Loans receivable, net	1,107,338	1,112,808
Mortgage loans held-for-sale	31,432	27,261

Total loans not-covered under shared loss agreements with FDIC, net	1,138,770	1,140,069

Loans covered under shared loss agreements with FDIC:
Loans secured by 1-4 family residential properties	175,125	—
Construction and development secured by 1-4 family residential properties	18,165	—
Commercial and other construction	414,661	—
Leasing	95,207	—
Consumer	19,700	—

Total loans covered under shared loss agreements with FDIC	722,858	—

Total loans, net	$1,861,628	$1,140,069

Non-covered Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four main categories: mortgage, commercial, consumer and leases. The latter business was added to the Group’s credit activities as a result of the recent FDIC-assisted acquisition.
At September 30, 2010 and December 31, 2009, the Group had $59.6 million and $57.1 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. Covered loans are considered to be performing due to the application of the accretion method under the ASC 310-30, as furthered discussed in Note 2, “FDIC-assisted acquisition.”
The following table presents information regarding the Group’s non-performing loans at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)
Non-performing loans:
Residential Mortgage	$96,286	$88,238
Commercial	13,862	15,688
Consumer	604	445

Total	$110,752	$104,371

In accordance with GAAP, the Group is required to account for certain loan modifications or restructurings as “troubled debt restructurings”. In general, a modification or restructuring of a loan constitutes a troubled debt restructuring if the Group grants a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Group determines that future collection of principal and interest is reasonably assured. Loans modified in a troubled debt restructuring totaled $32.9 million at September 30, 2010 ($10.7 million — December 31, 2009).
Loans Acquired in the FDIC-Assisted Acquisition
Loans acquired in the FDIC-assisted acquisition, except for credit cards, are accounted for by the Group in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Under ASC 310-30, these loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC 310-30 by the Group are not reported as non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected.
The accretable yield on loans represents the amount by which the undiscounted expected cash flows exceed the estimated fair value. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. At April 30, 2010, the accretable yield initially reported was $198.5 million. After preliminary measurement period adjustments such accretable yield was approximately $201.3 million, which is expected to amortize as interest income over the life of the loans. The undiscounted contractual cash flows for the loans under ASC 310-30 are $1.775 billion. The undiscounted estimated cash flows expected to be collected for loans under ASC 310-30 are $988.5 million. The non-accretable discount on loans under ASC 310-30 amounted to $786.2 million.
The following summarizes the accretable yield from the loans acquired during the nine-month period ended September 30, 2010:

Nine-Month Period
Ended
September 30, 2010
(In thousands)
Accretable yield at beginning of period	$—
Accretable yield determined at date of FDIC — assisted acquisition, as initially reported	198,450
Preliminary measurement period adjustment	2,827
Accretable yield amortized to interest income:
During the quarter ended June 30, 2010	(11,704)
During the quarter ended September 30, 2010	(16,746)

Accretable yield at end of period	$172,827

Allowance for Loan and Lease Losses
Non-Covered Loans
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
The changes in the allowance for loan and lease losses for the quarters and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
		(In thousands)
Balance at beginning of period	$28,002	$16,718	$23,272	$14,293
Provision for loan and lease losses	4,100	4,400	12,214	11,250
Charge-offs	(2,517)	(1,037)	(6,124)	(5,652)
Recoveries	55	95	278	285

Balance at end of period	$29,640	$20,176	$29,640	$20,176

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010			December 31, 2009
	Recorded	Specific		Recorded	Specific
	Investment	Allowance	Coverage	Investment	Allowance	Coverage
			(In thousands)
Impaired loans with specific allowance
Commercial	$10,769	$524	5%	$9,355	$709	8%
Mortgage	27,934	1,990	7%	10,717	684	6%
Impaired loans with no specific allowance
Commercial	13,997	—	0%	6,227	—	0%

Total investment in impaired loans	$52,700	$2,514	5%	$26,299	$1,393	5%

The impaired commercial loans were measured based on the fair value of collateral. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows.

Covered Loans under ASC 310-30
The covered loans were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements, which will partially offset the provision. For the nine-month period ended September 30, 2010, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. The Group continues to monitor these deviations at the pool level consistent with relevant accounting literature to assess whether these deviations are due to differences in time lags of collections or due to credit issues of the loans comprising the pools. At September 30, 2010 the Group concluded that the deviations between actual and expected cash flows arise from insignificant timing differences in time lags of collections and therefore no change to the original assumptions used at the acquisition date to determine the expected cash flows were required. In the event that positive trends on certain portfolios continue, there could be the need to adjust the accretable discount which will increase the interest income prospectively on the pools prospectively. On the other hand, if negative trends continue on certain portfolios, these could lead to a recognition of a provision for loan and lease losses and establishing an allowance for loan and lease losses.
NOTE 6 — SERVICING ASSETS
The Group periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, the Group may purchase or assume the right to service mortgage loans originated by others. Whenever the Group undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the Group for servicing the loans. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Group for its expected cost.
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
At September 30, 2010 servicing assets are composed of $8.7 million ($6.1 million — September 30, 2009) related to residential mortgage loans and $990 thousand of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.
The following table presents the changes in servicing rights measured using the fair value method for the quarter and nine-month periods ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Fair value at beginning of period	$9,285	$5,242	$7,120	$2,819

Acquisition of leasing servicing assets from FDIC assisted acquisition	—	—	1,190	—
Servicing from mortgage securitizations or assets transfers	819	896	2,229	2,174
Changes due to payments on loans	(398)	(101)	(614)	(218)
Changes in fair value due to changes in valuation model inputs or assumptions	(59)	98	(278)	1,360

Fair value at end of period	$9,647	$6,135	$9,647	$6,135

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
Constant prepayment rate	9.24% - 38.76%	9.23%-31.64%	8.40% - 38.76%	7.52% - 32.22%
Discount rate	11.00% - 14.00%	10.50% - 13.50%	11.00% - 14.00%	10.50% - 13.50%
The discount rate used in measuring the leasing servicing asset fair value ranged from 13.06% to 20.00% from April 30, 2010 (acquisition date) to September 30, 2010.
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were in isolation as follow:

September 30, 2010
(in thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$8,657

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(325)
Decrease in fair value due to 20% adverse change	$(629)
Discount rate
Decrease in fair value due to 10% adverse change	$(390)
Decrease in fair value due to 20% adverse change	$(749)

Leasing servicing asset
Carrying value of leasing servicing asset	$990

Discount rate
Decrease in fair value due to 10% adverse change	$(12)
Decrease in fair value due to 20% adverse change	$(24)
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
Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $627 thousand and $422 thousand for the quarters ended September 30, 2010 and 2009, respectively. These fees totaled $1.6 million and $1.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively. There were no late fees and ancillary fees recorded in such periods. Servicing fees on leases amounted to $135 thousand and $373 thousand for the quarter and nine-month period ended September 30, 2010, respectively. There were no fees during 2009.

NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment at September 30, 2010 and December 31, 2009 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	September 30,	December 31,
	(Years)	2010	2009
	(In thousands)
Land	—	$978	$978
Buildings and improvements	40	3,096	2,982
Leasehold improvements	5 — 10	19,504	19,198
Furniture and fixtures	3 — 7	8,760	8,527
Information technology and other	3 — 7	17,467	16,944
Vehicles	3	123	—

		49,928	43,429
Less: accumulated depreciation and amortization		(32,803)	(28,854)

		$17,125	$19,775

Depreciation and amortization of premises and equipment for the quarters ended September 30, 2010 and 2009 totaled $1.6 million and $1.5 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, these expenses amounted to $4.2 million and $4.5 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.
During the quarter ended September 30, 2010 the Group communicated to the FDIC that it will exercise its option under the Purchase and Assumption Agreement executed in connection with the Eurobank acquisition to purchase certain real properties where two branch banking operations are conducted for an aggregate amount of $4.6 million. In connection with the purchase of such real properties, the Group has also exercised its option to purchase furniture, equipment and information technology equipment for the aggregate amount of $518 thousand.
NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2010 and December 31, 2009 consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Loans	$11,186	$10,888
Investments	19,458	22,768

	$30,644	$33,656

Other assets at September 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
	(In thousands)
Prepaid FDIC insurance	$18,235	$22,568
Investment in equity indexed options	7,106	6,464
Mortgage tax credits	1,954	3,819
Other prepaid expenses	7,134	4,269
Debt issuance costs	2,607	3,531
Goodwill	2,006	2,006
Investment in Statutory Trusts	1,086	1,086
Forward settlement swaps	—	8,511
Other repossessed assets (covered under shared-loss agreements with the FDIC)	2,748	—
Third party servicing advances	2,162	—
Accounts receivable and other assets	11,530	5,535

	$56,568	$57,789

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $18.2 million and $22.6 million at September 30, 2010 and December 31, 2009, respectively.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.1 million (notional amount of $149.9 million) and $6.5 million (notional amount of $150.7 million), respectively. The options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented at September 30, 2010 and December 31, 2009, a liability of $10.1 million (notional amount of $144.4 million) and $9.5 million (notional amount of $145.4 million), respectively, and are included in other liabilities on the unaudited consolidated statements of financial condition.
In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits to financial institutions that provided financing for the acquisition of homes by new homeowners in the period from December 2007 to December 2008 up to a maximum aggregate amount of $220 million in tax credits overall. At September 30, 2010 and December 31, 2009, the Group’s mortgage loan tax credits amounted to $2.0 million and $3.8 million, respectively.
In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At September 30, 2010 and December 31, 2009, this deferred issue cost was $2.6 million and $3.5 million, respectively.

At September 30, 2010 and December 31, 2009, there were open forward settlement swaps with an aggregate notional amount of $1.250 billion. The forward settlement date of these swaps is December 28, 2011 for $900.0 million and May 9, 2012 for $350.0 million, with final maturities ranging from December 28, 2013 through December 28, 2015. A derivative liability of $8.3 million and a derivative asset of $8.5 million were recognized at September 30, 2010 and December 31, 2009, respectively, related to the valuation of these swaps.
Other repossessed assets amounting to $2.7 million at September 30, 2010 represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.
Third-party servicing advances amounting to $2.2 million at September 30, 2010 relates to advances made to a third party acting as servicer of certain commercial and construction loans acquired in the FDIC-assisted acquisition.
NOTE 9 — DEPOSITS AND RELATED INTEREST
Total deposits as of September 30, 2010, and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Non-interest bearing demand deposits	$168,590	$73,548
Interest-bearing savings and demand deposits	953,922	706,750
Individual retirement accounts	351,743	312,843
Retail certificates of deposit	436,706	312,410

Total retail deposits	1,910,961	1,405,551
Institutional deposits	406,266	136,683
Brokered deposits	278,048	203,267

	$2,595,275	$1,745,501

At September 30, 2010 and December 31, 2009, the weighted average interest rate of the Group’s deposits was 1.98%, and 3.13%, respectively, inclusive of non-interest bearing deposit of $168.6 million, and $73.5 million, respectively. Interest expense for the quarters and nine-month periods ended September 30, 2010 and 2009 is set forth below:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Demand and savings deposits	$4,586	$5,295	$13,047	$13,766
Certificates of deposit	8,094	8,695	22,827	28,196

	$12,680	$13,990	$35,874	$41,962

At September 30, 2010 and December 31, 2009, certificates of deposit in denominations of $100 thousand or higher amounted to $684.3 million and $359.1 million, respectively, including public fund deposits from various local government agencies of $67.4 million and $63.4 million, which were collateralized with investment securities with fair value of $75.8 million and $72.6 million, respectively.

Excluding equity indexed options in the amount of $10.1 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $5.6 million, unamortized deposit premium in the amount of $3.9 million and unamortized deposit discounts in the amount of $12.6 million, the scheduled maturities of time deposits at September 30, 2010 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$288,221
Over 3 months through 1 year	714,410

1,002,631
Over 1 through 2 years	245,683
Over 2 through 3 years	137,231
Over 3 through 4 years	52,093
Over 4 through 5 years	28,142

$1,465,780

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $4.3 million as of September 30, 2010 (December 31, 2009 — $1.6 million).
NOTE 10 — BORROWINGS
Short Term Borrowings
At September 30, 2010, short term borrowings amounted to approximately $30.0 million (December 31, 2009 — $49.2 million), which mainly consisted of overnight borrowings with a weighted average cost of 0.58% (December 31, 2009 — 0.44%).
Securities Sold under Agreements to Repurchase
At September 30, 2010, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At September 30, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.5 million, were as follows:

		Fair Value of
		Underlying
	Borrowing Balance	Collateral
	(In thousands)
Citigroup Global Markets Inc.	$1,600,000	$1,782,220
Credit Suisse Securities (USA) LLC	1,250,000	1,334,907
UBS Financial Services Inc.	500,000	605,277
JP Morgan Chase Bank NA	185,000	210,857

Total	$3,535,000	$3,933,261

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.5 million, at September 30, 2010:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2011
	$100,000	4.17%	12/28/2006	12/28/2011	12/28/2010
	350,000	4.13%	12/28/2006	12/28/2011	12/28/2010
	100,000	4.29%	12/28/2006	12/28/2011	12/28/2010
	350,000	4.25%	12/28/2006	12/28/2011	12/28/2010

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	11/9/2010
	100,000	4.50%	8/14/2007	8/14/2012	11/16/2010
	100,000	4.47%	9/13/2007	9/13/2012	12/13/2010
	150,000	4.31%	3/6/2007	12/6/2012	12/6/2010

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	10/27/2010

	100,000

2017
	500,000	4.51%	3/2/2007	3/2/2017	12/2/2010
	250,000	0.25%	3/2/2007	3/2/2017	12/2/2010
	100,000	0.00%	6/6/2007	3/6/2017	12/6/2010
	900,000	0.00%	3/6/2007	6/6/2017	12/6/2010
	1,750,000

	$3,450,000	2.72%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. The repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% (from March 6, 2009) and 0.25% (from March 2, 2009) to at least their next put dates scheduled for December 2010.
During the quarter ended September 30, 2010, the Group entered into a short-term repurchase agreement in the amount of $85.0 million at a cost of 0.30%. This repurchase agreement was paid off on October 7, 2010.
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

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.8 million, at September 30, 2010:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	11/4/2010
	25,000	4.57%	7/24/2007	7/24/2012	10/25/2010
	25,000	4.26%	7/30/2007	7/30/2012	10/30/2010
	50,000	4.33%	8/10/2007	8/10/2012	11/10/2010
	100,000	4.09%	8/16/2007	8/16/2012	11/16/2010

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	11/9/2010
	30,000	4.22%	5/11/2007	5/11/2014	11/11/2010

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the counterparty at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at September 30, 2010 and December 31, 2009.
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
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The subordinated capital notes have a par value of $36.1 million, bear interest based on 3-month LIBOR plus 295 basis points (3.24% at September 30, 2010; 3.20% at December 31, 2009), payable quarterly, and mature on September 17, 2033. The subordinated capital notes purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date December 2010). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.
The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. The Group is therefore permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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
Note Payable to the FDIC
As part of the FDIC-assisted acquisition, the Bank issued to the FDIC a purchase money promissory note (the “Note”) in the amount of $715.5 million. The Note was secured by the loans (other than certain consumer loans) acquired under the Purchase and Assumption Agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note was due one year from issuance, or such earlier date as such amount became due and payable pursuant to the terms of the Note. The Bank paid interest in arrears on the Note at the annual rate of 0.881% on the 25th day of each month or, if such day was not a business day, the next succeeding business day, commencing June 25, 2010, on the outstanding principal amount of the Note. Interest was calculated on the basis of a 360-day year consisting of twelve 30-day months. On September 27, 2010, the Group made the strategic decision to repay the Note prior to maturity. At the time of repayment the Note had an outstanding principal balance of $595.0 million. For the cancelation of the Note, the Group used approximately $200.0 million of proceeds from the sale of available for sale securities, brokered certificates of deposit amounting to $134.7 million, short-term repurchase agreements amounting to $85.0 million, and $175.3 million of cash.
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
The following table shows a summary of these swaps and their terms, at September 30, 2010:

	Notional Amount	Fixed Rate	Trade Date	Settlement Date	Maturity Date
	(In thousands)
Forward settlement into two year contract	$300,000	1.5040%	08/18/10	12/28/11	12/28/13
Forward settlement into three year contract	300,000	1.8450%	08/18/10	12/28/11	12/28/14
Forward settlement into four year contract	300,000	2.1550%	08/18/10	12/28/11	12/28/15
Forward settlement into two year contract	350,000	1.8275%	08/13/10	05/09/12	05/09/14

	$1,250,000

During the quarter and nine-month period ended September 30, 2010, losses of $22.6 million and $59.8 million, respectively, were recognized and reflected as “Derivatives” in the unaudited consolidated statements of operations. These losses on derivative activities included realized losses of $17.3 million and $42.0 million in the quarter and nine-month period ended September 30, 2010, respectively, due to the terminations of forward-settle swaps with a notional amount of $900 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 1.83%. The remaining losses mainly represent unrealized losses on new interest rate swaps. A derivative liability of $8.3 million and a derivative asset of $8.5 million were recognized at September 30, 2010 and December 31, 2009, respectively, related to the valuation of these swaps.
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
There were no derivatives designated as a hedge as of September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.1 million (notional amount of $149.9 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statement of financial condition, represented a liability of $10.1 million (notional amount of $144.4 million) and $9.5 million (notional amount of $145.4 million), respectively, and are included in other liabilities on the unaudited consolidated statements of financial condition.
NOTE 12 — INCOME TAX
Under the Puerto Rico Internal Revenue Code of 1994, as amended, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95% as of September 30, 2010 and 2009, mainly due to the income from the Bank’s international banking entity whose tax rate is 5% on both periods, and interest income arising from investments exempt from Puerto Rico income taxes, net of disallowed expenses attributable to the exempt income. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Bank’s international banking entity. Pursuant to the Declaration of Fiscal Emergency and Omnibus Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies, are subject to an additional 5% surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, is subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.
The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2010 was $6.6 million (December 31, 2009 — $6.3 million), and variance is mainly associated with accrued interests. The tax periods from 2005 to 2009, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing these provisions. The Group had accrued $2.4 million at September 30, 2010 (December 31, 2009 — $2.1 million) for the payment of interest and penalties relating to unrecognized tax benefits.

NOTE 13 — STOCKHOLDERS’ EQUITY
Treasury Stock
Under the Group’s current stock repurchase program it is authorized to purchase in the open market up to $15.0 million of its outstanding shares on common stock. The shares of common stock repurchased are to be held by the Group as treasury shares. There were no repurchases during the quarters ended September 30, 2010 and 2009. The approximate dollar value of shares that may yet be repurchased under the program amounted to $11.3 million at September 30, 2010.
The activity in connection with common shares held in treasury by the Group for the nine-month period ended September 30, 2010 and 2009 is set forth below:

	Nine-Month Period Ended September 30,
	2010		2009
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands)
Beginning of period	1,504	$17,142	1,442	$17,109
Common shares repurchased /(used) to match defined contribution plan, net	(14)	(26)	65	38

End of period	1,490	$17,116	1,507	$17,147

Equity—Based Compensation Plans
The Omnibus Plan was amended and restated in 2008 and further amended in 2010. It provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units, and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan replaced and superseded the Stock Option Plans. All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms.
The activity in outstanding stock options for the nine-month period ended September 30, 2010 is set forth below:

	Nine-Month Period Ended
	September 30, 2010
		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Beginning of period	514,376	$16.86
Options granted	162,700	11.98
Options exercised	(8,337)	8.60
Options forfeited	(3,000)	22.21

End of period	665,739	$15.75

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2010:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted	Average		Average
	Number of	Average	Contract	Number of	Exercise
Range of Exercise Prices	Options	Exercise Price	Life (Years)	Options	Price
$5.63 to $8.45	15,677	$8.28	8.6	1	$7.74
8.45 to 11.27	2,000	10.29	6.9	500	10.29
11.27 to 14.09	408,527	12.24	6.9	144,452	12.41
14.09 to 16.90	62,035	15.60	3.9	54,035	15.68
19.72 to 22.54	29,600	20.70	4.4	22,100	20.30
22.54 to 25.35	88,850	23.98	3.6	88,850	23.98
25.35 to 28.17	59,050	27.46	4.1	59,050	27.46

	665,739	$15.75	5.8	368,988	18.55

Aggregate Intrinsic Value	$552,439			$134,721

The average fair value of each stock option granted in 2010 was $6.02. The average fair value of each stock option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The activity in restricted units under the Omnibus Plan for the nine-month period ended September 30, 2010 is set forth below:

	Nine-Month Period Ended
	September 30, 2010
		Weighted
		Average
	Restricted	Grant Date
	Units	Fair Value
Beginning of period	147,625	$14.64
Restricted units granted	81,000	12.33
Restricted units exercised	—	—
Restricted units forfeited	(5,100)	14.12

End of period
	223,525	$13.72

Earnings per Common Share
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income (loss)	$(6,595)	$21,327	$15,284	$96,990
Less: Dividends on preferred stock	(1,200)	(1,201)	(4,134)	(3,602)
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	(22,711)	—

Income available (loss) to common shareholders	$(30,506)	$20,126	$(11,561)	$93,388

Weighted average common shares and share equivalents:
Average common shares outstanding	45,354	24,303	34,823	24,284
Average potential common shares-options	128	65	105	17

Total	45,482	24,368	34,928	24,301

Earnings (loss) per common share — basic	$(0.67)	$0.83	$(0.33)	$3.85

Earnings (loss) per common share — diluted	$(0.67)	$0.83	$(0.33)	$3.84

For the quarter and nine-month period ended September 30, 2010, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 312,700 and 420,200, respectively, compared to 303,046 and 494,874 for the same periods in 2009. The conversion of mandatorily convertible non-cumulative non-voting perpetual preferred stock, Series C, into shares of the Group’s common stock, resulted in a non-cash beneficial conversion feature of $22.7 million, representing the intrinsic value between the conversion rate of $15.015 and the common stock closing price of $16.72 on April 30, 2010, the date the preferred shares were offered. Upon conversion the beneficial conversion feature was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock. However, the deemed dividend increased the net loss applicable to common stock and affected the calculation of basic and diluted EPS for the quarter and nine months ended September 30, 2010. Moreover, in computing diluted EPS, dilutive convertible securities that remained outstanding for the period prior to actual conversion were not included as average potential common shares because the effect would have been antidilutive. In computing both basic and diluted EPS, the common shares issued upon actual conversion were included in the weighted average calculation of common shares, after the date of conversion, that they remained outstanding.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2010, legal surplus amounted to $47.0 million (December 31, 2009 - $45.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.
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
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), through a private placement. The preferred stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share.
The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the majority of the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a dividend of preferred stock upon conversion to common stock.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss), net of income tax, as of September 30, 2010 and December 31, 2009 consisted of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Unrealized gain (loss) on securities available-for-sale which are not other-than-temporarily impaired	$27,566	$(48,786)
Unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recorded in earnings	(14,359)	(41,398)
Tax effect of accumulated other comprehensive (loss) income	(128)	7,445

	$13,079	$(82,739)

Regulatory Capital Requirements
The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations.
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations). As of September 30, 2010 and December 31, 2009, the Group and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2010 and December 31, 2009, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables.
The Group’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of September 30, 2010
Total Capital to Risk-Weighted Assets	$739,062	25.02%	$236,269	8.00%
Tier I Capital to Risk-Weighted Assets	$708,869	24.00%	$118,134	4.00%
Tier I Capital to Total Assets	$708,869	8.99%	$315,235	4.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$437,975	19.84%	$176,591	8.00%
Tier I Capital to Risk-Weighted Assets	$414,702	18.79%	$88,295	4.00%
Tier I Capital to Total Assets	$414,702	6.52%	$254,323	4.00%

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2010
Total Capital to Risk-Weighted Assets	$701,715	23.98%	$234,112	8.00%	$292,640	10.00%
Tier I Capital to Risk-Weighted Assets	$671,522	22.95%	$117,056	4.00%	$175,584	6.00%
Tier I Capital to Total Assets	$671,522	8.68%	$309,548	4.00%	$386,934	5.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$382,611	17.59%	$174,042	8.00%	$217,553	10.00%
Tier I Capital to Risk-Weighted Assets	$359,339	16.52%	$87,021	4.00%	$130,532	6.00%
Tier I Capital to Total Assets	$359,339	5.78%	$248,678	4.00%	$310,847	5.00%
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
Fair value of interest rate swaps is based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.
Servicing assets
Servicing assets do not trade in an active market with readily observable prices. Servicing assets are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to unobservable nature of certain valuation inputs, the servicing assets are classified as Level 3.
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
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	September 30, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
		(In thousands)
Investment securities available-for-sale	$—	$4,211,399	$105,689	$4,317,088
Money market investments	53,233	—	—	53,233
Derivative assets	—	—	7,106	7,106
Derivative liabilities	—	(8,289)	(10,108)	(18,397)
Servicing assets	—	—	9,647	9,647

	$53,233	$4,203,110	$112,334	$4,368,677

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2010:

	Total Fair Value Measurements
	(Quarter Ended September 30, 2010)
	Investment
	securities	Derivative	Derivative	Servicing
	available-for-sale	asset	liability	assets
Level 3 Instruments Only		(In thousands)
Balance at beginning of period	$113,411	$4,433	$(7,473)	$9,285
Gains (losses) included in earnings	(14,739)	2,392	(2,440)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	10,419	—	—	—
New instruments acquired	—	281	(278)	819
Principal repayments and amortization	(3,402)	—	83	(398)
Changes in fair value of servicing assets	—	—	—	(59)

Balance at end of period	$105,689	$7,106	$(10,108)	$9,647

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2010:

	Total Fair Value Measurements
	(Nine-Month period Ended September 30, 2010)
	Investment
	securities
	available-	Derivative	Derivative	Servicing
	for-sale	asset	liability	assets
Level 3 Instruments Only		(In thousands)
Balance at beginning of period	$110,106	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	(17,166)	(177)	(128)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	22,949	—	—	—
New instruments acquired	—	1,147	(1,157)	3,419
Principal repayments and amortization	(10,200)	(328)	720	(614)
Changes in fair value of servicing assets	—	—	—	(278)

Balance at end of period	$105,689	$7,106	$(10,108)	$9,647

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the nine-month period ended September 30, 2010.

The table below presents a detail of investment securities available-for-sale classified as Level 3 at September 30, 2010:

	September 30, 2010
	Amortized	Unrealized		Weighted Average	Principal
Type	Cost	Losses	Fair Value	Yield	Protection
			(In thousands)
Non-agency collateralized mortgage obligations
Alt-A Collateral	$85,754	$22,508	$63,246	4.87%	0.00%

Structured credit investments
CDO	25,548	8,419	17,129	5.80%	6.22%
CLO	15,000	4,803	10,197	2.53%	7.64%
CLO	11,975	3,632	8,344	2.06%	26.18%
CLO	9,200	2,427	6,773	2.38%	20.64%

	61,723	19,281	42,443	3.77%

	$147,477	$41,789	$105,689	4.41%

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
The following table presents financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarter ended September 30, 2010 and which were still included in the unaudited consolidated statement of financial condition at such date. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

	Carrying value at
	September 30, 2010	December 31, 2009
	Level 3	Level 3
	(In thousands)	(In thousands)
Impaired commercial loans	$24,766	$26,299
Foreclosed real estate	33,087	9,347

	$57,853	$35,646

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
Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24.8 million and $9.4 million at September 30, 2010 and December 31, 2009, respectively, with a valuation allowance of $524 thousand and $709 thousand at September 30, 2010 and December 31, 2009, respectively.
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
The estimated fair value and carrying value of the Group’s financial instruments at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
		(In thousands)
Financial Assets:
Cash and cash equivalents	$142,936	$142,936	$277,123	$277,123
Trading securities	102	102	523	523
Investment securities available-for-sale	4,317,088	4,317,088	4,953,659	4,953,659
FHLB stock	22,496	22,496	19,937	19,937
Securities sold but not yet delivered	317,209	317,209	—	—
Total loans (including loans held-for-sale)	1,823,093	1,861,628	1,150,340	1,140,069
Investment in equity indexed options	7,106	7,106	6,464	6,464
FDIC loss-share indemnification asset	567,898	562,364	—	—
Accrued interest receivable	30,644	30,644	33,656	33,656
Derivative asset	—	—	8,511	8,511
Servicing asset	9,647	9,647	7,120	7,120
Financial Liabilities:
Deposits	2,595,109	2,595,275	1,741,417	1,745,501
Securities sold under agreements to repurchase	3,856,245	3,541,520	3,777,157	3,557,308
Advances from FHLB	308,591	281,753	301,004	281,753
FDIC-guaranteed term notes	106,939	105,112	111,472	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	29,959	29,959	49,179	49,179
Securities purchased but not yet received	—	—	413,359	413,359
Derivative liability	8,289	8,289	—	—
Accrued expenses and other liabilities	88,006	88,006	31,650	31,650
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2010 and December 31, 2009:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, short term borrowings, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•	Investments in FHLB stock are valued at their redemption value.

•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each security. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
•	The FDIC shared-loss indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $562.4 million fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.
•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P 500 Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P 500 Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P 500 Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P 500 Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
•	Fair value of interest rate swaps is based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.
•	The fair value of the loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer and leases. Each loan category is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates, if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan, which is not currently an indication of an exit price. An exit price valuation approach could result in a different fair value estimate.
•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.
•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.24% at September 30, 2010; 3.20% at December 31, 2009), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.
•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

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
Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial, leasing and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. As part of its mortgage banking activities, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.
Wealth Management is comprised of the Bank’s trust division (Oriental Trust), the broker-dealer subsidiary (Oriental Financial Services Corp.), the insurance agency subsidiary (Oriental Insurance, Inc.), and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.
The Treasury segment encompasses all of the Group’s asset and liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Group’s annual report on Form 10-K, as amended.

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended September 30, 2010 and 2009:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
			(In thousands)
Quarter Ended September 30, 2010
Interest income	$34,345	$3	$46,873	$81,221	$—	$81,221
Interest expense	(10,727)	—	(32,334)	(43,061)	—	(43,061)

Net interest income	23,618	3	14,539	38,160	—	38,160
Provision for loan and lease losses	(4,100)	—	—	(4,100)	—	(4,100)
Non-interest income (loss)	9,303	3,693	(23,304)	(10,308)	—	(10,308)
Non-interest expenses	(24,670)	(4,690)	(3,345)	(32,705)	—	(32,705)
Intersegment revenues	449	—	—	449	(449)	—
Intersegment expenses	—	(384)	(65)	(449)	449	—

Income (loss) before income taxes	$4,600	$(1,378)	$(12,175)	$(8,953)	$—	$(8,953)

Total assets as of September 30, 2010	$3,310,914	$11,249	$4,801,370	$8,123,533	$(720,476)	$7,403,057

Quarter Ended September 30, 2009
Interest income	$18,248	$5	$60,297	$78,550	$—	$78,550
Interest expense	(9,370)	—	(36,289)	(45,659)	—	(45,659)

Net interest income	8,878	5	24,008	32,891	—	32,891
Provision for loan and lease losses	(4,400)	—	—	(4,400)	—	(4,400)
Non-interest income (loss)	3,404	3,755	9,163	16,322	—	16,322
Non-interest expenses	(13,153)	(4,224)	(3,108)	(20,485)	—	(20,485)
Intersegment revenues	297	—	—	297	(297)	—
Intersegment expenses	—	(299)	2	(297)	297	—

Income (loss) before income taxes	$(4,974)	$(763)	$30,065	$24,328	$—	$24,328

Total assets as of September 30, 2009	$1,667,257	$8,981	$5,093,235	$6,769,473	$(388,427)	$6,381,046

Following are the results of operations and the selected financial information by operating segment as of and for the nine-month periods ended September 30, 2010 and 2009:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
			(In thousands)
Nine-Month period ended September 30, 2010
Interest income	$81,381	$10	$150,009	$231,400	$—	$231,400
Interest expense	(29,238)	—	(97,563)	(126,801)	—	(126,801)

Net interest income	52,143	10	52,446	104,599	—	104,599
Provision for loan and lease losses	(12,214)	—	—	(12,214)	—	(12,214)
Non-interest income (loss)	29,762	12,910	(39,085)	3,587	—	3,587
Non-interest expenses	(58,576)	(12,714)	(9,660)	(80,950)	—	(80,950)
Intersegment revenues	1,169	763	—	1,932	(1,932)	—
Intersegment expenses	—	(1,784)	(148)	(1,932)	1,932	—

Income (loss) before income taxes	$12,284	$(815)	$3,553	$15,022	$—	$15,022

Nine-Month period ended September 30, 2009
Interest income	$55,329	$39	$189,218	$244,586	$—	$244,586
Interest expense	(26,923)	—	(118,565)	(145,488)	—	(145,488)

Net interest income	28,406	39	70,653	99,098	—	99,098
Provision for loan and lease losses	(11,250)	—	—	(11,250)	—	(11,250)
Non-interest income (loss)	11,034	10,169	58,362	79,565	—	79,565
Non-interest expenses	(41,994)	(11,411)	(8,566)	(61,971)	—	(61,971)
Intersegment revenues	979	—	—	979	(979)	-
Intersegment expenses	—	(874)	(105)	(979)	979	-

Income (loss) before income taxes	$(12,825)	$(2,077)	$120,344	$105,442	$—	$105,442

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2010	2009	Variance %	2010	2009	Variance %
EARNINGS DATA:
Interest income	$81,221	$78,550	3.4%	$231,400	$244,586	-5.4%
Interest expense	43,061	45,659	-5.7%	126,801	145,488	-12.8%

Net interest income	38,160	32,891	16.0%	104,599	99,098	5.6%
Provision for loan and lease losses	4,100	4,400	-6.8%	12,214	11,250	8.6%

Net interest income after provision for loan and lease losses	34,060	28,491	19.5%	92,385	87,848	5.2%
Non-interest income	(10,308)	16,322	-163.2%	3,587	79,565	-95.5%
Non-interest expenses	32,705	20,485	59.7%	80,950	61,971	30.6%

Income (loss) before taxes	(8,953)	24,328	-136.8%	15,022	105,442	-85.8%
Income tax expense	(2,358)	3,001	-178.6%	(262)	8,452	-103.1%

Net Income (loss)	(6,595)	21,327	-130.9%	15,284	96,990	-84.2%
Less: Dividends on preferred stock	(1,200)	(1,201)	-0.1%	(4,134)	(3,602)	14.8%
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	-100.0%	(22,711)	—	-100.0%

Income available (loss) to common shareholders	$(30,506)	$20,126	-251.6%	$(11,561)	$93,388	-112.4%

PER SHARE DATA:
Basic	$(0.67)	$0.83	-181.2%	$(0.33)	$3.85	-108.6%

Diluted	$(0.67)	$0.83	-181.2%	$(0.33)	$3.84	-108.6%

Average common shares outstanding	45,354	24,303	86.6%	34,823	24,284	43.4%
Average potential common share-options	128	65	96.9%	105	17	517.6%

Average shares and shares equivalents	45,482	24,368	86.6%	34,928	24,301	43.7%

Book value per common share	$14.01	$12.98	7.9%	$14.01	$12.98	7.9%

Market price at end of period	$13.30	$12.70	4.7%	$13.30	$12.70	4.7%

Cash dividends declared per common share	$0.04	$0.04	-0.2%	$0.12	$0.12	-19.3%

Cash dividends declared on common shares	$1,855	$972	90.8%	$4,500	$2,916	54.3%

PERFORMANCE RATIOS:
Return on average assets (ROA)	-0.33%	1.32%	-125.1%	0.28%	1.98%	-85.8%

Return on average common equity (ROE)	-19.28%	28.12%	-168.6%	-3.40%	51.61%	-106.6%

Equity-to-assets ratio	9.69%	6.00%	61.6%	9.69%	6.00%	61.6%

Efficiency ratio	65.93%	50.82%	29.7%	60.67%	51.31%	18.2%

Expense ratio	1.24%	0.86%	43.5%	1.09%	0.88%	24.0%

Interest rate spread	2.31%	2.07%	11.6%	2.24%	2.02%	10.9%

Interest rate margin	2.22%	2.17%	2.3%	2.18%	2.15%	1.4%

	September 30,	December 31,
	2010	2009	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$4,339,836	$4,974,269	-12.8%
Loans and leases not covered under shared loss agreements with the FDIC, net	1,138,770	1,140,069	-0.1%
Loans and leases covered under shared loss agreements with the FDIC, net	722,858	—	100.0%
Securities sold but not yet delivered	317,209	—	100.0%

	$6,518,673	$6,114,338	6.6%

Deposits and borrowings
Deposits	$2,595,275	$1,745,501	48.7%
Securities sold under agreements to repurchase	3,541,520	3,557,308	-0.4%
Other borrowings	452,907	472,849	-4.2%
Securities purchased but not yet received	—	413,359	-100.0%

	$6,589,702	$6,189,017	6.5%

Stockholders’ equity
Preferred stock	68,000	68,000	0.0%
Common stock	47,808	25,739	85.7%
Additional paid-in capital	498,486	213,445	133.5%
Legal surplus	46,958	45,279	3.7%
Retained earnings	59,845	77,584	-22.9%
Treasury stock, at cost	(17,116)	(17,142)	-0.2%
Accumulated other comprehensive income (loss)	13,079	(82,739)	-115.8%

	$717,060	$330,166	117.2%

Capital ratios
Leverage capital	8.99%	6.52%	37.9%

Tier I risk-based capital	24.00%	18.79%	27.7%

Total risk-based capital	25.02%	19.84%	26.1%

Financial assets managed and owned
Trust assets managed	$2,120,833	$1,818,498	16.6%

Broker-dealer assets gathered	1,425,445	1,269,284	12.3%

Total assets managed	$3,546,278	$3,087,782	14.8%

Assets owned	$7,403,057	$6,550,833	13.0%

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
For the quarter ended September 30, 2010, the Group’s loss to common shareholders totaled $30.5 million, or ($0.67) per basic and diluted earnings per common share. This compares to $20.1 million in income available to common shareholders, or $0.83 per basic and diluted earnings per common share for the quarter ended September 30, 2009. The income available for common shareholders for the quarter ended September 30, 2010 has been affected by a $22.7 million deemed dividend on the Series C Preferred Stock, which corresponds to the difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) the date the Preferred Stock was offered.
Highlights
•	Greater proportion of interest income from loans. For the quarter ended September 30, 2010, interest income of $81.2 million increased 3.4% compared to the same period in 2009, as 88.2% growth from loans more than offset a 22.3% decline from investment securities due to lower yields and reduced size of the portfolio. Interest income from loans represented a record 42.3% of total interest income compared to 23.2% in the year ago quarter. Interest income included $16.7 million from acquired Eurobank loans for the three months.

•	Deleveraged balance sheet. The Group paid off a 4.39%, $100 million repurchase agreement that matured August 16, 2010 and redeemed the $595 million remaining balance of its 0.88% note to the FDIC, which originated as part of the Eurobank transaction. As a result of these transactions, total investments declined to 58.6% of assets at September 30, 2010 compared to 75.9% at December 31, 2009, and borrowings declined to 60.6% of interest-bearing liabilities compared to 69.8%, respectively.

•	Strong growth in commercial production. While total loan production and purchases increased 49.4%, to $103.4 million during the quarter ended September 30, 2010, from the same period in 2009, production of commercial loans and leases combined increased 194.3% to $31.0 million. To date for the year, commercial loans and lease production is up 102.3% to $73.1 million, representing 27.0% of total loan production and purchases, versus 15.7% for the year ago period.

•	Continued growth of banking and wealth management revenues. These revenues totaled $11.4 million during the quarter ended September 30, 2010, up 54.2% from the same period in 2009. Bank service revenues increased 139.7%, primarily reflecting the former Eurobank commercial point of sale business and deposit fees. Mortgage banking activities increased 53.1% due in part to higher production, reflecting expanded market share. Year to date, total banking and wealth management revenues are up 33.0%, to $28.8 million, representing 23.8% of total net revenues versus 19.8% a year ago.

•	Increased growth of wealth management assets. Total assets managed of $3.5 billion at September 30, 2010 grew 14.8% from December 31, 2009, with 16.6% growth of trust assets and 12.3% growth of broker-dealer assets. Growth is benefitting from improved market values as well as increased asset gathering from the Group’s strong capital position in the local market.

•	Continued growth of core retail deposits. Total retail deposits increased $505.4 million, to $1.9 billion from December 31, 2009, reflecting growth from both Group customers as the Group began to benefit from its larger and more strategically located network of 30 branches and core deposits assumed on the FDIC-assisted acquisition. Core retail deposits, which have grown sequentially nine quarters in a row, increased to 29.0% of interest bearing liabilities at September 30, 2010 compared to 24.3% in December 31, 2009.
Other Highlights
•	Net interest margin of 2.22% for the quarter ended September 30, 2010 increased 5 basis points from the same period in 2009. Higher yield from three months of former Eurobank loans and lower cost of funds were able to offset the decline in yield from investments. Cost of funds is expected to decline further in the fourth quarter as a result of the third quarter deleveraging.

•	Non interest expenses of $32.7 million for the quarter ended September 30, 2010 were $12.2 million higher than in the same period in 2009. The third quarter included $10.2 million related to Eurobank. In late September, the Group closed nine former Eurobank branches and consolidated two Oriental branches into the 11 Eurobank branches retained. The Group’s network now consists of 30 branches, most of them concentrated in greater San Juan. In late October, most former Eurobank Information Technology functions transferred to the Group’s platform. These actions are expected to reduce Eurobank related expenses in the fourth quarter, and along with other steps, achieve 30-35% Eurobank cost savings by the start of 2011.

•	Net credit losses (excluding loans covered under shared-loss agreements with the FDIC) of $2.5 million increased $1.5 million during the quarter ended September 30, 2010 from the same period in 2009 and total $5.8 million year to date, in line with the Group’s previously stated expectations of $8-$9 million in 2010. Non-performing loans (NPLs) increased 6.1% from December 31, 2009. The Group’s NPLs generally reflect the economic environment in Puerto Rico. The Group does not expect NPLs to result in significantly higher losses as most are well-collateralized residential mortgages with adequate loan-to-value ratios.

•	Approximately 96% of the Group’s investment portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government.
Capital
•	Total stockholders’ equity of $717.1 million increased $386.9 million from December 31, 2009, reflecting issuances of common and preferred stock, the net income for the nine-month period, and an improvement of approximately $95.8 million in the fair value of the investment securities portfolio.

•	The Group continues to maintain regulatory capital ratios well above the requirements for a well-capitalized institution. At September 30, 2010, the Leverage Capital Ratio was 8.99%, Tier-1 Risk-Based Capital Ratio was 24.00%, and Total Risk-Based Capital Ratio was 25.02%. In addition, Tangible Common Equity to risk-weighted assets was 21.86%.
Non-Operating Items
These included the following major items:
•	Deemed dividend of $22.7 million related to the conversion of the Group’s Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, which raised a net $189 million in connection with the Eurobank acquisition, which was converted into 13.32 million shares of common stock on July 8, 2010. The deemed dividend did not affect total stockholders’ equity or book value per common share, but did reduce income per common share for the quarter and nine months ended September 30, 2010. The $22.7 million represents the intrinsic value between the conversion rate of $15.01 and the common stock closing price of $16.62 on April 30, 2010, the date the Preferred Stock was offered.

•	Gain of $14.0 million on the sale of securities for the quarter ended September 30, 2010, as the Group took further advantage of the low interest rate environment to lock in profits. For the quarter ended September 30, 2009 the Group had a $35.5 million gain on the sale of securities.

•	Charges of $14.8 million in other-than-temporary impairment on the BALTA private label CMO during the quarter ended September 30, 2010. The other-than-temporary impairment was the result of increasingly conservative modeling that now takes into consideration the macro economic effect of the recent foreclosure moratorium in some states and other economic uncertainties. For the quarter ended September 30, 2009, other-than-temporary impairment on securities amounted to $8.3 million.

•	Loss of $22.6 million on derivative activities for the quarter ended September 30, 2010. This reflected realized losses of $17.3 million due to the termination of forward-settle swaps with a notional amount of $1.25 billion. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount, while effectively reducing the interest rate of the pay-fixed side of such deals from an average rate of 2.45% to an average rate of 1.83%. The balance reflected an unrealized valuation loss of $4.9 million on the new swaps. These forward-settle swaps will enable the Group to fix, at 1.83%, the price of $1.25 billion in repurchase agreement funding ($900 million up for renewal in December 2011 and $350 million in May 2012) that currently have a blended cost of 4.40%. During the quarter ended September 30, 2009 the Group had a loss of $64 thousand on derivative activities.

•	Accretion of $1.8 million of the FDIC loss share indemnification asset related to the former Eurobank loan portfolio. The estimated fair value of this asset was determined by discounting the projected cash flows related to the loss sharing agreements based on expected reimbursements, primarily for credit losses on covered assets. The time value of money incorporated into the present value computation is accreted over the shorter life of the loss sharing agreements or the holding period of the covered assets.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2010	2009	2010	2009	2010	2009
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$81,221	$78,550	4.73%	5.19%	$6,868,971	$6,055,662
Tax equivalent adjustment	26,358	27,038	1.53%	1.79%	—	—

Interest-earning assets — tax equivalent	107,579	105,588	6.26%	6.98%	6,868,971	6,055,662
Interest-bearing liabilities	43,061	45,659	2.42%	3.12%	7,116,702	5,855,924

Tax equivalent net interest income / spread	64,518	59,929	3.84%	3.86%	(247,731)	199,738

Tax equivalent interest rate margin			3.76%	3.96%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	46,794	60,161	3.84%	5.11%	4,876,274	4,708,209
Trading securities	2	5	4.00%	5.88%	200	340
Money market investments	78	136	0.37%	0.31%	84,054	177,555

	46,874	60,302	3.78%	4.94%	4,960,528	4,886,104

Loans not covered under shared loss agreements with the FDIC:
Mortgage	14,007	15,081	6.08%	6.32%	921,802	954,820
Commercial	2,862	2,689	5.53%	5.53%	206,838	194,646
Leasing	93	—	10.09%	0.00%	3,688	—
Consumer	639	478	8.80%	9.52%	29,037	20,092

	17,601	18,248	6.06%	6.24%	1,161,365	1,169,558

Loans covered under shared loss agreements with the FDIC:
Loans secured by residential properties	3,883	—	7.90%	0.00%	196,510	—
Commercial and construction	9,106	—	8.64%	0.00%	421,448	—
Leasing	3,103	—	11.49%	0.00%	107,989	—
Consumer	654	—	12.38%	0.00%	21,131	—

	16,746	—	8.97%	0.00%	747,078	—

	34,347	18,248	7.20%	6.24%	1,908,443	1,169,558

	81,221	78,550	4.73%	5.19%	6,868,971	6,055,662

Interest-bearing liabilities: Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	165,524	46,234
Now accounts	3,646	5,046	2.05%	3.01%	712,072	671,454
Savings and money market	940	249	1.69%	1.50%	223,140	66,424
Certificates of deposit	8,094	8,695	2.32%	3.41%	1,393,430	1,019,343

	12,680	13,990	2.03%	3.10%	2,494,167	1,803,455

Borrowings:
Securities sold under agreements to repurchase	25,128	27,209	2.84%	3.04%	3,542,785	3,582,362
Advances from FHLB and other borrowings	3,082	3,106	3.82%	3.83%	322,512	324,024
FDIC-guaranteed term notes	1,021	1,021	3.86%	3.71%	105,818	110,000
Purchase money note issued to the FDIC	823	—	0.53%	0.00%	615,337	—
Subordinated capital notes	327	333	3.62%	3.69%	36,083	36,083

	30,381	31,669	2.63%	3.13%	4,622,535	4,052,469

	43,061	45,659	2.42%	3.12%	7,116,702	5,855,924

Net interest income / spread	$38,160	$32,891	2.31%	2.07%

Interest rate margin			2.22%	2.17%

Excess of average interest-earning assets over average interest- bearing liabilities (excess of average interest-bearing liabilities over average interest-earning assets)					$(247,731)	$199,738

Average interest-earning assets to average interest-bearing liabilities ratio					96.52%	103.41%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$919	$(14,347)	$(13,428)
Loans	16,618	(519)	16,099

	17,537	(14,866)	2,671

Interest Expense:
Deposits	2,056	(3,366)	(1,310)
Repurchase agreements	(301)	(1,780)	(2,081)
Other borrowings	769	24	793

	2,524	(5,122)	(2,598)

Net Interest Income	$15,013	$(9,744)	$5,269

TABLE 1/A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2010	2009	2010	2009	2010	2009
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$231,400	$244,586	4.82%	5.32%	$6,402,316	$6,135,733
Tax equivalent adjustment	75,625	80,690	1.57%	1.75%	—	—

Interest-earning assets — tax equivalent	307,025	325,276	6.39%	7.07%	6,402,316	6,135,733
Interest-bearing liabilities	126,801	145,488	2.58%	3.30%	6,560,613	5,887,022

Tax equivalent net interest income / spread	180,224	179,788	3.81%	3.77%	(158,296)	248,711

Tax equivalent interest rate margin			3.75%	3.91%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	149,750	187,770	4.22%	5.24%	4,731,213	4,781,345
Trading securities	5	933	3.06%	3.65%	218	34,128
Money market investments	263	554	0.39%	0.55%	88,930	134,341

	150,018	189,257	4.15%	5.10%	4,820,361	4,949,814

Loans not covered under shared loss agreements with the FDIC:
Mortgage	42,656	46,170	6.14%	6.30%	926,513	977,032
Commercial	8,592	7,677	5.69%	5.43%	201,364	188,425
Leasing	117	—	5.26%	0.00%	2,963	—
Consumer	1,567	1,482	8.03%	9.66%	26,023	20,462

	52,932	55,329	6.10%	6.22%	1,156,863	1,185,919

Loans covered under shared loss agreements with the FDIC:
Loans secured by residential properties	6,493	—	7.81%	0.00%	110,844	—
Commercial and construction	15,350	—	8.61%	0.00%	237,744	—
Leasing	5,436	—	11.28%	0.00%	64,271	—
Consumer	1,171	—	12.76%	0.00%	12,234	—

	28,450	—	8.92%	0.00%	425,092	—

	81,382	55,329	6.86%	6.22%	1,581,955	1,185,919

	231,400	244,586	4.82%	5.32%	6,402,316	6,135,733

Interest-bearing liabilities: Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	120,054	42,586
Now accounts	10,973	13,151	2.17%	3.12%	672,826	562,885
Savings and money market	2,074	615	1.67%	1.38%	165,988	59,382
Certificates of deposit	22,827	28,196	2.48%	3.49%	1,225,099	1,077,891

	35,874	41,962	2.19%	3.21%	2,183,967	1,742,744

Borrowings:

Securities sold under agreements to repurchase	75,900	90,937	2.84%	3.28%	3,566,354	3,696,862
Advances from FHLB and other borrowings	9,147	9,277	3.78%	3.75%	322,507	329,899
FDIC-guaranteed term notes	3,063	2,154	3.86%	3.53%	105,676	81,434
Purchase money note issued to the FDIC	1,887	—	0.73%	0.00%	346,027	—
Subordinated capital notes	930	1,158	3.44%	4.28%	36,083	36,083

	90,927	103,526	2.77%	3.33%	4,376,646	4,144,278

	126,801	145,488	2.58%	3.30%	6,560,613	5,887,022

Net interest income / spread	$104,599	$99,098	2.24%	2.02%

Interest rate margin			2.18%	2.15%

Excess of average interest-earning assets over average interest- bearing liabilities (excess of average interest-bearing liabilities over average interest-earning assets)					$(158,296)	$248,711

Average interest-earning assets to average interest-bearing liabilities ratio					97.59%	104.22%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(4,950)	$(34,289)	$(39,239)
Loans	27,094	(1,041)	26,053

	22,144	(35,330)	(13,186)

Interest Expense:
Deposits	3,932	(10,020)	(6,088)
Repurchase agreements	(3,210)	(11,827)	(15,037)
Other borrowings	2,361	77	2,438

	3,083	(21,770)	(18,687)

Net Interest Income	$19,061	$(13,560)	$5,501

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
For the quarter and nine-month period ended September 30, 2010, net interest income amounted to $38.2 million and $104.6 million, respectively, an increase of 16.0% and 5.6% from $32.9 million and $99.0 million in the same periods of 2009. These increases reflect a 5.7% and 12.8% reduction in interest expense for the quarter and nine-month period ended September 30, 2010, respectively, primarily the result of a decrease of $5.1 million and $21.8 million in rate variance, respectively, and an increase of $2.5 million and $3.1 million, respectively, in volume variance. The increase of 3.4% in interest income for the quarter ended September 30, 2010 was primarily the result of a $17.5 million increase in volume variance, partially offset by a decrease of $14.9 million in rate variance. For the nine-month period ended September 30, 2010, the 5.4% decrease in interest income was primarily the result of a $35.3 million decrease in rate variance, partially offset by a $22.1 million increase in volume variance.
Interest rate spread increased 24 basis points to 2.31% for the quarter ended September 30, 2010 from 2.07% in the September 30, 2009 quarter, and increased 22 basis points to 2.24% for the nine-month period ended September 30, 2010 from 2.02% for the same period in 2009. These increases reflect a 70 basis points decrease in the average cost of funds to 2.42% in the quarter ended September 30, 2010 from 3.12% in September 30, 2009 quarter, partially offset by a 46 basis point decrease in the average yield of interest earning assets to 4.73% in the quarter ended September 30, 2010 from 5.19% in September 30, 2009 quarter; and a 72 basis point decrease in the average cost of funds to 2.58% in the nine-month period ended September 30, 2010 from 3.30% for the year ago period, partially offset by a 49 basis point decrease in the average yield of interest earning assets to 4.82% in the nine-month period ended September 30, 2010 from 5.31% for the year ago period, as further explained below.
For the quarter and nine-month period ended September 30, 2010, the average balances of total interest-earning assets were $6.869 billion and $6.402 billion, respectively, a 13.4% and 4.3% increase from the same periods in 2009. The increase in the quarterly and year-to-date average balance of interest-earning assets was mainly attributable to the contribution made to average balances by covered loans acquired in the FDIC-assisted acquisition, which averaged $747.1 million and $425.1 million, respectively, accompanied by a 1.5% increase in averaged investments, and partially offset by a 0.7% decrease in average non-covered loans, on a linked-quarter basis, and a 2.6% and 2.5% decrease in averaged investments and non-covered loans, respectively, on a linked- year-to-date basis. The decline in the average volume of non-covered mortgage loans listed in the preceding table was principally influenced by lower origination activity. In December 2009 and January 2010, the Group sold certain non-agency securities. Rather than reinvesting all of the proceeds in the purchase of new, long-term securities, the Group built up its cash position. Nevertheless, during the quarter ended September 30, 2010, the Group used some of this cash to repay $100.0 million of securities sold under agreements to repurchase that matured on August 16, 2010. In addition, cash decreased from the previous quarter as a result of the repayment of the Note issued to the FDIC prior to maturity. As of September 30, 2010, the Group had $142.9 million in cash versus $277.1 million as of December 31, 2009 and $170.4 million as of September 30, 2009.
For the quarter and nine-month period ended September 30, 2010, the average yield on interest-earning assets was 4.73% and 4.82%, respectively, compared to 5.19% and 5.32% for the same periods of last year. These decreases were mainly due to lower average yields in the investment portfolio, mainly due to aforementioned sale transactions and higher cash positions, which were partially offset by higher yields contributed by the acquired covered loan portfolio, as previously mentioned.
Interest income on investments decreased 22.3% to $46.9 million and 20.7% to $150.0 million for the quarter and nine-month period ended September 30, 2010, respectively, compared to $60.3 million and $189.3 million for the same periods in 2009, reflecting the decrease in yield. The investment portfolio yield decreased to 3.78% and 4.15% in the quarter and nine-month period ended September 30, 2010, versus 4.94% and 5.10% in the same periods last year. Interest income from loans increased 88.2% to $34.3 million and 47.2% to $81.4 million for the quarter and nine-month period ended September 30, 2010, respectively, mainly due to the contribution of loans acquired. Considering covered loans, the loan portfolio yield increased to 7.20% and 6.86% in the quarter and nine-month period ended September 30, 2010, respectively, compared to 6.24% and 6.22% for the same periods in 2009.
On April 30, 2010 the Bank acquired certain assets with a book value of $1.690 billion and a fair value of $915.9 million and assumed certain deposits and other liabilities with a book value of $731.9 million and a fair value of $739.0 million in the FDIC-assisted acquisition of former Eurobank. Since the assets acquired were considerably higher than the liabilities assumed, it makes the interest rate margin to be lower than the net interest income spread for the quarter and nine-month period ended September 30, 2010.

Interest expense decreased 5.7% and 12.8%, to $43.1 million and $126.8 million, for the quarter and nine-month period ended September 30, 2010, respectively, from $45.7 million and $145.5 million for the same periods of 2009. These decreases are due to a significant reduction in cost of funds, which decreased 70 basis points on a linked-quarter basis, from 3.12% to 2.42%, and by 72 basis points on a linked year-to-date basis, from 3.30% to 2.58%. Reduction in the cost of funds is mostly due to a reduction in the rate paid on deposits, mainly due to the premium amortization on certificates of deposit assumed in the FDIC-assisted acquisition, In addition, the reduction in the cost of funds was also affected by the maturity of $100.0 million in securities sold under agreements to repurchase that occurred in August 2010. For the quarter and nine-month period ended September 30, 2010, the cost of deposits decreased by 107 basis points and 102 basis points, to 2.03% and 2.19%, respectively, compared to 3.10% and 3.21% for the same periods of 2009. The net interest income also benefitted from a reduction in the interest expense with reductions of $15.0 million in securities sold under agreements to repurchase, and $6.1 million on deposits.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2010	2009	Variance %	2010	2009	Variance %
Wealth management revenues	$4,554	$3,764	21.0%	$13,157	$10,163	29.5%
Banking service revenues	3,414	1,424	139.7%	8,030	4,330	85.5%
Mortgage banking activities	3,418	2,232	53.1%	7,555	7,191	5.1%
Investment banking revenues (losses)	59	—	100.0%	93	(4)	2425.0%

Total banking and wealth management revenues	11,445	7,420	54.2%	28,835	21,680	33.0%

Total loss on other-than-temporarily impaired securities	(14,739)	(44,737)	-67.1%	(39,674)	(107,331)	-47.7%
Portion of loss on securities recognized in other comprehensive income	—	36,478	-100.0%	22,508	94,656	-58.8%

Loss on other-than-temporary impairments on securities	(14,739)	(8,259)	78.5%	(17,166)	(12,675)	35.4%
Net gain (loss) on:
Sale of securities	13,954	35,528	-60.7%	37,807	56,388	-33.0%
Derivatives	(22,580)	(64)	35181.3%	(59,832)	19,778	-402.5%
Early extinguishment of repurchase agreements	—	(17,551)	-100.0%	—	(17,551)	-100.0%
Trading securities	4	(505)	-100.8%	2	12,427	-100.0%
Bargain purchase from FDIC assisted acquisition	—	—	0.0%	9,944	—	100.0%
Fair value adjustment on FDIC equity appreciation instrument	—	—	0.0%	909	—	100.0%
Accretion of FDIC loss-share indemnification asset	1,756	—	100.0%	3,314	—	100.0%
Foreclosed real estate	(140)	(278)	-49.6%	(283)	(576)	-50.9%
Other	(8)	31	-125.8%	57	94	-39.4%

	(21,753)	8,902	-344.4%	(25,248)	57,885	-143.6%

Total non-interest income (loss)	$(10,308)	$16,322	-163.2%	$3,587	$79,565	-95.5%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities. Non-interest loss totaled $10.3 million for the quarter and non-interest income totaled $3.6 million for the nine-month period ended September 30, 2010, a decrease of 163.2% and 95.5% when compared to non-interest income of $16.3 million and $79.6 million during the same periods of last year.
Wealth management revenues, consisting of commissions and fees from fiduciary activities, from securities brokerage, and from insurance activities, increased 21.0%, to $4.6 million and 29.5% to $13.2 million in the quarter and nine-month period ended September 30, 2010, from $3.8 million and $10.1 million in the same periods of 2009. Banking service revenues, consisting primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 139.7% to $3.4 million and 85.5% to $8.0 million in the quarter and nine-month period ended September 30, 2010, from $1.4 million and $4.4 million in the same periods of 2009. These increases are attributable to increases in electronic banking service fees and the fees generated from the customers of the former Eurobank banking business.
Income generated from mortgage banking activities increased 53.1% to $3.4 million and 5.1% to $7.6 million in the quarter and nine-month period ended September 30, 2010, respectively, from $2.2 million and $7.2 million in the same periods of 2009, mainly the result of an increase in the sale of conforming mortgage loans in the secondary market.
For the quarter and nine-month period ended September 30, 2010, losses from securities, derivatives, trading activities and other investment activities were $23.4 million and $39.1 million respectively, compared to gains of $26.7 million and $76.0 million for the same periods of 2009. The decrease was mostly due to net losses of $22.6 million in derivatives during the quarter and $59.8 million for the nine-month period ended September 30, 2010, compared with losses of $64 thousand and gains of $19.8 million, respectively, for the same periods in 2009.
Losses on derivative activities for the quarter and the nine-month period ended September 30, 2010 included realized losses of $24.7 million and $42.0 million, respectively, due to the termination of forward-settle swaps with a notional amount of $900 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 1.83%. The remaining losses mainly represent unrealized losses on new interest rate swaps. The realization of these losses and the actual valuation results reversed the valuation gains from the preceding nine-month period ended September 30, 2009 of $19.8 million.
Keeping with the Group’s investment strategy, during the quarter ended September 30, 2010 and 2009, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $14.0 million for the quarter and $37.8 million for the nine-month period ended September 30, 2010, decreased 60.7% and 33.0% when compared to $35.5 million and $56.4 million for the same periods a year ago. During the nine-month period ended September 30, 2010, a gains on sales of $2 thousand was recognized in trading securities, compared to gains on sales of $12.4 million in the previous year.
During the quarter and nine-month period ended September 30, 2010 the Group recorded other-than-temporary impairment losses of $14.7 million and $17.2 million, respectively, compared to losses of $8.3 million and $12.7 million, for the same periods of 2009. During the quarter ended September 30, 2010, the Group revised the assumption related to home-price appreciation values used in the cash flow analysis of its non-agency mortgage-backed security. Such cash flow analysis is used to determine the expected losses on the underlying collateral. The revision provided the Group with more recent information on the real estate values of the security’s underlying collateral, which had the effect of increasing the severity of the losses projected by the cash flow analysis.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2010	2009	Variance %	2010	2009	Variance %
Compensation and employee benefits	$11,732	$7,882	48.8%	$30,440	$23,626	28.8%
Occupancy and equipment	5,620	3,747	50.0%	13,815	10,994	25.7%
Professional and service fees	5,480	2,459	122.9%	11,552	7,461	54.8%
Insurance	1,651	1,273	29.7%	5,218	5,560	-6.2%
Taxes, other than payroll and income taxes	1,611	834	93.2%	3,759	2,129	76.6%
Advertising and business promotion	1,275	1,097	16.2%	3,339	3,329	0.3%
Electronic banking charges	1,322	471	180.7%	3,112	1,607	93.7%
Communication	826	382	116.2%	1,905	1,163	63.8%
Loan servicing expenses	443	397	11.6%	1,321	1,167	13.2%
Clearing and wrap fees	579	293	97.6%	1,217	860	41.5%
Director and investors relations	396	348	13.8%	1,098	1,029	6.7%
Other operating expenses	1,770	1,302	36.0%	4,174	3,046	37.0%

Total non-interest expenses	$32,705	$20,485	59.7%	$80,950	$61,971	30.6%

Relevant ratios and data:
Efficiency ratio	65.9%	50.8%		60.7%	51.3%

Expense ratio	1.2%	0.9%		1.1%	0.9%

Compensation and benefits to non-interest expense	35.9%	38.5%		37.6%	38.1%

Compensation to total assets owned	0.63%	0.49%		0.55%	0.49%

Average number of employees	846	538		716	547

Average compensation per employee	$55.5	$58.6		$56.7	$57.6

Assets owned per average employee	$8,751	$11,861		$10,339	$11,666

Non-interest expenses for the quarter ended September 30, 2010 increased 59.7% to $32.7 million, compared to $20.5 million for the same period of 2009. For the nine-month period ended September 30, 2010 non-interest expense reached $81.0 million representing an increase of 30.6% compared to $62.0 million for the same period of 2009. The increase in non-interest expense is primarily driven by higher compensation and employees’ benefits and by higher professional and service fees.
Compensation and employee benefits increased 48.8% to $11.7 million from $7.9 million in the quarter ended September 30, 2010. The increase is mainly driven by the integration of the employees of Eurobank since April 30, 2010. This factor represented an increase of approximately $3.1 million in payroll for the quarter ended September 30, 2010. The increase against the nine-month period ended September 30, 2009 is also affected by the integration of former Eurobank’s employees.
Occupancy and equipment expense increased 50.0% to $5.6 million for the quarter ended September 30, 2010. The increase is mainly driven by the integration of branches of Eurobank since April 30, 2010. This factor represented an increase of approximately $2.0 million in occupancy and equipment for the quarter ended September 30, 2010. The increase against the nine-month period ended September 30, 2009 is also affected by the integration of former Eurobank branches.
Professional and service fees for the quarter increased 122.9% mainly due to servicing expenses during the quarter for certain commercial and construction loans acquired from the FDIC-assisted acquisition amounting to $2.4 million. The fluctuation for the nine-month period ended September 30, 2010 is also affected by one-time professional expenses amounting to approximately $1.2 million, as part of the FDIC assisted acquisition.
Insurance expenses increased from $1.3 million for the quarter ended September 30, 2009 to $1.7 million for the quarter ended September 30, 2010. This increase is mainly due to a one-time credit related to SAIF insurance; which was for the 2009 period. Insurance expenses decreased from $5.6 million for the nine-month period ended September 30, 2009 to $5.2 million for the nine-month period ended September 30, 2010. This decrease is mainly due to the reduced re-assessment of the FDIC due to lower overall risk categorization of the Bank.
Increases in taxes, other than payroll and income taxes for the quarter and nine-month period ended September 30, 2010 as compared to same period of 2009, are principally due to increase in municipal license tax, based on business volume and assets, which increased compared to previous year period. The increase in overall business volume and assets is also related to the addition of new branches and the assets acquired in the FDIC-assisted acquisition.
Increases in electronic banking charges for both the quarter and the nine-month period ended September 30, 2010 against the same period of 2009, are mainly due to increase in point-of-sale (“POS”) transactions, in addition to Eurobank’s increased transactions as the result of the Group’s commercial POS cash management business.
The non-interest expense results reflect an efficiency ratio of 65.9% for the quarter ended September 30, 2010, compared to 50.8% for the quarter ended September 30, 2009. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a loss of $17.1 million for quarter ended September 30, 2010 and gains of $8.9 million for quarter ended 2009, respectively.

TABLE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY (NON-COVERED LOANS)
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

				Nine-Month Period Ended
	Quarter Ended September 30,		Variance	September 30,		Variance
	2010	2009	%	2010	2009	%
	(In thousands)
Balance at beginning of period	$28,002	$16,718	67.5%	$23,272	$14,293	62.8%

Provision for loan and lease losses	4,100	4,400	-6.8%	12,214	11,250	8.6%

Charge-offs	(2,517)	(1,037)	142.7%	(6,124)	(5,652)	8.4%
Recoveries	55	95	-42.1%	278	285	-2.5%

Balance at end of period	$29,640	$20,176	46.9%	$29,640	$20,176	46.9%

TABLE 5 — NET CREDIT LOSSES STATISTICS:
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

				Nine-Month Period Ended
	Quarter Ended September 30,		Variance	September 30,		Variance
	2010	2009	%	2010	2009	%
			(In thousands)
Mortgage
Charge-offs	$(432)	$(575)	-24.9%	$(2,871)	$(2,776)	3.4%
Recoveries	—	31	-100.0%	76	70	8.6%

	(432)	(544)	-20.6%	(2,795)	(2,706)	3.3%

Commercial
Charge-offs	(1,720)	(78)	2105.1%	(2,220)	(1,811)	22.6%
Recoveries	10	8	25.0%	32	44	-27.3%

	(1,710)	(70)	2342.9%	(2,188)	(1,767)	23.8%

Consumer
Charge-offs	(365)	(384)	-4.9%	(1,033)	(1,065)	-3.0%
Recoveries	45	56	-19.6%	170	171	-0.6%

	(320)	(328)	-2.4%	(863)	(894)	-3.5%

Net credit losses
Total charge-offs	(2,517)	(1,037)	142.7%	(6,124)	(5,652)	8.4%
Total recoveries	55	95	-42.1%	278	285	-2.5%

	(2,462)	(942)	161.4%	(5,846)	(5,367)	8.9%

Net credit losses to average loans outstanding (excluding loans covered by FDIC shared-loss agreements):
Mortgage	0.19%	0.23%		0.40%	0.37%

Commercial	3.31%	0.14%		1.45%	1.25%

Leasing	0.00%	0.00%		0.00%	0.00%

Consumer	4.41%	6.53%		4.42%	5.83%

Total	0.85%	0.32%		0.67%	0.60%

Recoveries to charge-off’s	2.19%	9.16%		4.54%	5.04%

Average loans (excluding loans covered by FDIC shared-loss agreements):
Mortgage	$921,802	$954,820	-3.5%	$926,513	$977,032	-5.2%
Commercial	206,838	194,646	6.3%	201,364	188,425	6.9%
Leasing	3,688	—	100.0%	2,963	—	100.0%
Consumer	29,037	20,092	44.5%	26,023	20,462	27.2%

Total	$1,161,365	$1,169,558	-0.7%	$1,158,513	$1,185,919	-2.3%

TABLE 6 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (NON-COVERED LOANS)

	September 30,	December 31,	Variance	September 30,
	2010	2009	%	2009
Allowance for loans and lease losses:
Mortgage	$19,175	$15,044	27.5%	$11,207
Commercial	8,504	7,112	19.6%	7,485
Consumer	589	864	-31.8%	1,155
Leasing	216	—	100.0%	—
Unallocated allowance	1,156	252	358.7%	329

	$29,640	$23,272	27.4%	$20,176

Allowance composition:
Mortgage	64.7%	64.6%		55.5%
Commercial	28.7%	30.6%		37.1%
Consumer	2.0%	3.7%		5.7%
Leasing	0.7%	0.0%		0.0%
Unallocated allowance	3.9%	1.1%		1.6%

	100.0%	100.0%		100.0%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.1%	1.6%		1.2%
Commercial	3.9%	3.6%		3.8%
Consumer	1.9%	3.8%		5.4%
Leasing	3.6%	0.0%		0.0%
Unallocated allowance to total loans and leases	0.1%	0.0%		0.0%

Total allowance to total loans (excluding loans covered by FDIC shared-loss agreements)	2.5%	2.0%		1.8%

Other selected data and ratios:
Allowance coverage ratio to:
Non-performing loans	26.8%	22.0%		21.7%

Non-mortgage non-performing loans	204.9%	144.3%		211.4%

The provision for loan and lease losses for the quarter ended September 30, 2010 totaled $4.1 million, a 6.8% decrease from the $4.4 million reported for the same quarter in 2009. For the nine-month period ended September 30, 2010, the provision for loan and lease losses amounted to $12.2 million or 8.6% higher than the $11.3 million recorded for the same period of 2009. This increase is the result of higher non-performing loans mainly in the Group’s mortgage and commercial portfolios. Non-performing loans of $110.8 million at September 30, 2010, were 6.1% higher than the $104.4 million at December 31, 2009 and 19% higher than the $93.1 million reported at September 30, 2009. Compared to December 31, 2009, non-performing mortgage loans increased 9.1% and non-performing commercial loans decreased 11.6%.
Net credit losses for the quarter ended September 30, 2010 increased to $2.5 million when compared to $942 thousand for the same period of 2009. For the nine-month period ended September 30, 2010, net credit losses reached $5.8 million compared to $5.4 million for the nine-month period ended September 30, 2009.
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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At September 30, 2010, the total investment in impaired loans was $52.7 million, compared to $26.3 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $524 thousand and $709 thousand at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the total investment in impaired mortgage loans was $27.9 million, compared to $10.7 million at December 31, 2009. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.0 million and $684 thousand at September 30, 2010 and December 31, 2009, respectively.
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
Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the Joint Interagency Statement on the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan and lease losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.
In the current quarter, the Group has not changed in any material respect its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.
The loans covered by the FDIC shared loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF SEPTEMBER 30, 2010

	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value (LTV) Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% to 100%			LTV Over 100%
	Carrying			Carrying			Carrying			Carrying
	Value	Allowance	%	Value	Allowance	%	Value	Allowance	%	Value	Allowance	%
	(thousands)
Delinquency:
Up to 90 days	$22,113	$219	0.99%	$35,272	$1,018	2.89%	$110,841	$1,503	1.36%	$8,557	$136	1.59%
91- 120 days	496	10	2.03%	114	7	5.88%	1,051	22	2.06%	130	3	2.06%
121 - 180 days	579	23	3.94%	164	19	11.76%	1,801	74	4.12%	111	5	4.12%
181- 365 days	765	29	3.80%	1,705	201	11.76%	4,175	235	5.63%	—	—	—
Over 365 days	1,780	150	8.44%	4,001	1,059	26.46%	8,258	1,066	12.91%	—	—	—

Total	$25,732	$431	1.68%	$41,256	$2,303	5.58%	$126,126	$2,900	2.30%	$8,799	$143	1.63%

Percentage of total loans not covered by FDIC shared-loss agreements	2.26%			3.62%			11.08%			0.77%

Refinanced or Modified Loans:
Amount	$1,745	$22	1.27%	$—	$—	—	$8,909	$100	1.13%	$2,107	$26	1.26%

Percentage of Higher-Risk Loan Category	6.78%			—			7.06%			23.95%

Current Loan-to-Value:
Under 70%	$19,611	$355	1.81%	$3,810	$425	11.17%	$—	$—	—	$—	$—	—
70%- 79%	3,016	39	1.31%	7,714	388	5.03%	—	—	—	—	—	—
80% - 89%	2,120	20	0.92%	12,134	651	5.36%	—	—	—	—	—	—
90% - 100%	985	17	1.78%	15,096	765	5.07%	126,126	2,900	2.30%	—	—	—
Over 100%	—	—	—	2,502	74	2.94%	—	—	—	8,799	143	1.63%

	$25,732	$431	1.68%	$41,256	$2,303	5.58%	$126,126	$2,900	2.30%	$8,799	$143	1.63%

*	Loans may be included in more than one higher-risk loan category

TABLE 8 — NON-PERFORMING NON-COVERED ASSETS

	September 30,	December 31,	%	September 30,
(Dollars in thousands)	2010	2009	Variance	2009
Non-performing assets:
Non-accruing
Troubled Debt Restructuring (TDR) loans	$318	$214	48.6%	$—
Other loans	59,235	56,854	4.2%	46,794
Accruing
Troubled Debt Restructuring (TDR) loans	3,902	443	780.8%	—
Other loans	47,297	46,860	0.9%	46,300

Total non-performing loans	110,752	104,371	6.1%	93,094
Foreclosed real estate	13,765	9,347	47.3%	8,319

	$124,517	$113,718	9.5%	$101,413

TABLE 9 — NON-PERFORMING NON-COVERED LOANS
AS OF SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

	September 30,	December 31,	Variance	September 30,
	2010	2009	%	2009
Non-performing loans:
Mortgage	$96,286	$88,238	9.1%	$83,551
Commercial	13,862	15,688	-11.6%	8,792
Consumer	604	445	35.7%	751
Leasing	—	—	—	—

Total	$110,752	$104,371	6.1%	$93,094

Non-performing loans composition percentages:
Mortgage	86.9%	84.5%		89.8%
Commercial, mainly real estate	12.5%	15.0%		9.4%
Consumer	0.6%	0.5%		0.8%

Total	100.00%	100.00%		100.00%

Non-performing loans to:
Total loans (excluding loans covered by FDIC shared-loss agreements)	9.48%	8.97%	5.69%	7.94%

Total assets (excluding assets covered by FDIC shared-loss agreements)	1.66%	1.59%	4.40%	1.46%

Total capital	15.50%	31.61%	-50.98%	24.33%

Total non-performing loans as of September 30, 2010 and December 31, 2009 amounting to $110.8 million and $104.4 million do not consider loans classified as current and modified under troubled debt restructuring programs. Total investment in mortgage loans with troubled debt restructuring amounted to $27.9 million as of September 30, 2010 and $10.7 million as of December 31, 2009. Out of these amounts, a total of $23.9 million and $9.7 million, respectively, were not included in the aforementioned non-performing loan amounts because the loans were current in their payment schedules. Also, for the nine-month period ended September 30, 2010 and the year ended December 31, 2009 a total of $5.0 million and $436,000, respectively, in commercial loans have been modified of which $4.7 million and $106,000 are not considered in the non-performing loan amounts because the loans are current.

Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans well collateralized and in process of collection are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2010, the Group’s non-performing mortgage loans totaled $96.3 million (86.9% of the Group’s non-performing loans), a 9.1% increase from the $88.2 million(84.6% of the Group’s non-performing loans) reported at December 31, 2009. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2010, the Group’s non-performing commercial loans amounted to $13.9 million (12.5% of the Group’s non-performing loans), an 11.6% decrease when compared to non-performing commercial loans of $15.7 million reported at December 31, 2009 (15.0% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2010, the Group’s non-performing consumer loans amounted to $604 thousand (0.5% of the Group’s total non-performing loans), a 35.7% increase from the $445 thousand reported at December 31, 2009 (0.4% of total non-performing loans).

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended September 30, 2010 amounted to $140 thousand compared to $278 thousand in the quarter ended September 30, 2009. For the nine-month period ended September 30, 2010, net losses on foreclosed real estate amounted to $283 thousand compared to $576 thousand for the same period of 2009.

TABLE 10 — ASSETS SUMMARY AND COMPOSITION
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2010	2009	%	2009
Investments:
FNMA and FHLMC certificates	$3,509,126	$2,764,172	27.0%	$2,601,515
Obligations of US Government sponsored agencies	301,550	1,007,091	-70.1%	695,912
Non-agency collateralized mortgage obligations	63,246	446,037	-85.8%	457,216
CMO’s issued by US Government sponsored agencies	194,427	286,509	-32.1%	302,502
GNMA certificates	137,890	346,103	-60.2%	229,760
Structured credit investments	42,443	38,383	10.6%	141,259
Puerto Rico Government and agency obligations	68,406	65,364	4.7%	64,462
FHLB stock	22,496	19,937	12.8%	19,937
Other investments	252	673	-62.6%	189

	4,339,836	4,974,269	-12.8%	4,512,752

Loans:
Loans receivable	1,136,978	1,136,080	0.1%	1,145,555
Allowance for loan and lease losses	(29,640)	(23,272)	27.4%	(20,176)

Loans receivable, net	1,107,338	1,112,808	-0.5%	1,125,379
Mortgage loans held for sale	31,432	27,261	15.3%	26,213

Total loans not covered under shared loss agreements with the FDIC, net	1,138,770	1,140,069	-0.1%	1,151,592
Total loans covered under shared loss agreements with the FDIC	722,858	—	100.0%	—

Total loans, net	1,861,628	1,140,069	63.3%	1,151,592

Securities sold but not yet delivered	317,209	—	100.0%	417,280

Total securities and loans	6,518,673	6,114,338	6.6%	6,081,624

Other assets:
Cash and due from banks	89,703	247,691	-63.8%	141,198
Money market investments	53,233	29,432	80.9%	29,245
Accrued interest receivable	30,644	33,656	-8.9%	39,970
Deferred tax asset, net	30,650	31,685	-3.3%	26,590
Premises and equipment, net	17,125	19,775	-13.4%	20,202
FDIC shared-loss indemnification asset	562,364	—	100.0%	—
Core deposit intangible	1,363	—	100.0%	—
Foreclosed real estate	33,087	9,347	254.0%	8,319
Servicing asset	9,647	7,120	35.5%	6,135
Other assets	56,568	57,789	-2.1%	27,763

Total other assets	884,384	436,495	102.6%	299,422

Total assets	$7,403,057	$6,550,833	13.0%	$6,381,046

Investments portfolio composition:
FNMA and FHLMC certificates	80.8%	55.5%		57.8%
Obligations of US Government sponsored agencies	6.9%	20.2%		15.4%
Non-agency collateralized mortgage obligations	1.5%	9.0%		10.1%
CMO’s issued by US Government sponsored agencies	4.5%	5.8%		6.7%
GNMA certificates	3.2%	7.0%		5.1%
Structured credit investments	1.0%	0.8%		3.1%
Puerto Rico Government and agency obligations	1.6%	1.3%		1.4%
FHLB stock	0.5%	0.4%		0.4%

	100.0%	100.0%		100.0%

At September 30, 2010, the Group’s total assets amounted to $7.403 billion, an increase of 13.0% when compared to $6.551 billion at December 31, 2009, and interest-earning assets reached $6.519 billion, up 6.6%, versus $6.114 billion at December 31, 2009.
Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At September 30, 2010, the investment portfolio decreased 12.8% from $4.974 billion in December 31, 2009 to $4.340 billion. This decrease is mostly due to a decrease of $705.5 million or 70.1% in U.S. Government sponsored agency bonds, a decrease of $382.8 million or 85.8% in non-agency collateralized mortgage obligations, a decrease of $208.2 million or 60.2% in GNMA certificates and a decrease of $92.1 million or 32.1% in collateralized mortgage obligations issued by US Government sponsored agencies, partially offset by an increase of $745.0 million or 27.0% in FMNA and FHLMC certificates, when compared to December 31, 2009.
The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, and leases, the latter were added as part of the recent FDIC-assisted acquisition. At September 30, 2010, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.862 billion, an increase of 63.3% when compared to the $1.140 billion at December 31, 2009. The loan portfolio increase was mainly attributable to the $790.2 million in Eurobank loans acquired in the Eurobank’s FDIC-assisted acquisition. At September 30, 2010, the balance of these loans amounted to $723.0 million. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Preliminary composition of the loans acquired, their respective unpaid principal balances, and the fair value reflecting preliminary measurement period adjustments are reflected in the table below:

	At April 30, 2010
	Unpaid	Fair
	Principal	Value	Fair	Total
	Balance	Adjustment	Value	Mark
	(In thousands)
Covered loans:
Loans secured by residential properties	$387,483	$(179,388)	$208,095	-46.30%
Construction secured by residential properties	87,709	(68,544)	19,165	-78.15%
Commercial and other construction	865,420	(454,410)	411,010	-52.51%
Leasing	160,492	(34,841)	125,651	-21.71%
Consumer	35,312	(12,055)	23,257	-34.14%

	1,536,416	(749,238)	787,178	-48.77%

Non-covered loans:
Credit cards	4,275	(1,289)	2,986	-30.15%

Total loans acquired in the FDIC-assisted transaction	$1,540,691	$(750,527)	$790,164	-48.71%

The mortgage loan portfolio amounted to $918.7 million or 80.7% of the non-covered loan portfolio as of September 30, 2010, compared to $946.2 million or 83.0% of the non-covered loan portfolio at December 31, 2009. Mortgage production and purchases of $68.4 million for the quarter ended September 30, 2010 increased 21.7%, from $56.2 million, when compared to the quarter ended September 30, 2009. The Group sells most of its conforming mortgages in the secondary market, retaining servicing rights.
The second largest component of the Group’s loan portfolio is commercial loans. At September 30, 2010, the commercial loan portfolio totaled $217.3 million (19.1% of the Group’s total non-covered loan portfolio), in comparison to $197.8 million at December 31, 2009 (17.3% of the Group’s total non-covered loan portfolio). The increase of $19.5 million in the portfolio as compared to December 31, 2009 is mainly related to the origination of new credit relationships. Commercial loan production increased 150.6% to $26.4 million for the quarter ended September 30, 2010 from $10.5 million in the same period of 2009.
The consumer loan portfolio totaled $30.8 million (2.7% of total non-covered loan portfolio at September 30, 2010), in comparison to $22.9 million at December 31, 2009 (2.0% total non-covered loan portfolio at such date).

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands)

	September 30,	December 31,	Variance	September 30,
	2010	2009	%	2009
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$168,590	$73,548	129.2%	$73,097
Now accounts	719,401	619,947	16.0%	702,397
Savings and money market accounts	234,484	86,791	170.2%	66,710
Certificates of deposit	1,467,182	961,344	52.6%	1,068,777

	2,589,657	1,741,630	48.7%	1,910,981
Accrued interest payable	5,618	3,871	45.1%	6,924

	2,595,275	1,745,501	48.7%	1,917,905

Borrowings:
Short term borrowings	29,959	49,179	-39.1%	35,328
Securities sold under agreements to repurchase	3,541,520	3,557,308	-0.4%	3,557,086
Advances from FHLB	281,753	281,753	0.0%	281,741
FDIC-guaranteed term notes	105,112	105,834	-0.7%	105,112
Subordinated capital notes	36,083	36,083	0.0%	36,083

	3,994,427	4,030,157	-0.9%	4,015,350

Total deposits and borrowings	6,589,702	5,775,658	14.1%	5,933,255

FDIC net settlement payable	41,601	—	100.0%	—
Derivative liability	8,289	—	100.0%	690
Securities and loans purchased but not yet received	—	413,359	-100.0%	30,945
Other liabilities	46,405	31,650	46.6%	33,587

Total liabilities	$6,685,997	$6,220,667	7.5%	$5,998,477

Deposits portfolio composition percentages:
Non-interest bearing deposits	6.5%	4.2%		3.8%
Now accounts	27.8%	35.6%		36.8%
Savings accounts	9.1%	5.0%		3.5%
Certificates of deposit	56.6%	55.2%		55.9%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Short term borrowings	0.8%	1.2%		0.9%
Securities sold under agreements to repurchase	88.6%	88.3%		88.6%
Advances from FHLB	7.1%	7.0%		7.0%
FDIC-guaranteed term notes	2.6%	2.6%		2.6%
Subordinated capital notes	0.9%	0.9%		0.9%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,541,520	$3,557,308		$3,557,086

Daily average outstanding balance	$3,566,354	$3,659,442		$3,696,862

Maximum outstanding balance at any month-end	$3,566,588	$3,762,353		$3,779,627

At September 30, 2010, the Group’s total liabilities reached $6.686 billion, 7.5% higher than the $6.221 billion reported at December 31, 2009. This increase is mostly due to an increase of $849.8 million in deposits, resulting from the FDIC-assisted acquisition. Deposits and borrowings, the Group’s funding sources, amounted to $6.590 billion at September 30, 2010 versus $5.776 billion at December 31, 2009, a 14.1% increase. Borrowings represented 60.6% of interest-bearing liabilities and deposits represented 39.4%. The increase was partially offset by securities purchased but not yet received at December 31, 2009 amounting to $413.4 million compared to none at September 30, 2010.
Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings. At September 30, 2010, borrowings amounted to $3.994 billion, 0.9% lower than the $4.030 billion recorded at December 31, 2009. Repurchase agreements as of September 30, 2010 amounted to $3.542 billion and decreased as compared to December 31, 2009. The decrease is mainly due to the maturity and pay off of a repurchase agreement in August 2010 amounting to $100.0 million.
As part of the FDIC-assisted acquisition, the Bank issued to the FDIC a purchase money promissory note (the “Note”) in the amount of $715.5 million. The Note was secured by the loans (other than certain consumer loans) acquired under the agreement and all proceeds derived from such loans. The entire outstanding principal balance of the Note was due one year from issuance, or such earlier date as such amount became due and payable pursuant to the terms of the Note. The Bank paid interest in arrears on the Note at the annual rate of 0.881% on the 25th of each month or, if such day was not a business day, the next succeeding business day, commencing June 25, 2010, on the outstanding principal amount of the Note. Interest was calculated on the basis of a 360-day year consisting of twelve 30-day months. On September 27, 2010, the Group made the strategic decision to repay the Note prior to maturity. At the time of repayment the Note had an outstanding principal balance of $595.0 million. For the cancelation of the Note, the Group used approximately $200.0 million of proceeds from the sale of available for sale securities, brokered certificates of deposit amounting to $134.7 million, short-term repurchase agreements amounting to $85.0 million, and $175.3 million of cash.
The Federal Home Loan Bank (“FHLB”) system functions as a source of credit for financial institutions that are members of a regional FHLB. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. Advances from FHLB amounted to $281.8 million as of September 30, 2010, and December 31, 2009. These advances mature from May 2012 through May 2014.
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
At September 30, 2010, deposits, the second largest category of the Group’s interest-bearing liabilities reached $2.595 billion, up 48.7% from $1.746 billion at December 31, 2009. Brokered deposits increased $74.8 million or 36.8% to $278.0 million. This decrease was driven by $134.7 million in new brokered deposits issued during the quarter ended September 30, 2010.
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

On April 30, 2010, the Group issued 200,000 shares of Series C Preferred Stock, through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which converted on July 8, 2010 at a conversion price of $15.015 per share.
The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) is considered a beneficial conversion feature. Such feature amounted to $22.7 million at September 30, 2010 and was recorded as a preferred stock dividend.
At September 30, 2010, the Group’s total stockholders’ equity was $717.1 million, a 117.2% increase, when compared to $330.2 million at December 31, 2009. This increase reflects the aforementioned issuance of stock, the net income for the nine-month period ended September 30, 2010, and an improvement of approximately $95.8 million in the fair value of the investment securities portfolio.
The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2010, Tier I Leverage Capital Ratio was 8.99% (2.25 times the requirement of 4.00%), Tier I Risk-Based Capital Ratio was 24.00% (6.00 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 25.02% (3.13 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at September 30, 2010 and 2009, and December 31, 2009:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	September 30,	December 31,	Variance	September 30,
	2010	2009	%	2009
Capital data:
Stockholders’ equity	$717,060	$330,166	117.2%	$382,569

Regulatory Capital Ratios data:
Leverage Capital Ratio	8.99%	6.52%	39.0%	7.69%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier I Capital	$708,869	$414,702	72.4%	$496,541

Minimum Tier I Capital Required	$315,235	$254,323	24.0%	$258,445

Excess over regulatory requirement	$393,634	$160,379	149.0%	$238,096

Tier I Risk-Based Capital Ratio	24.00%	18.79%	28.5%	15.81%

Minimum Tier I Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier I Risk-Based Capital	$708,869	$414,702	72.4%	$496,541

Minimum Tier I Risk-Based Capital Required	$118,134	$88,295	34.1%	$125,657

Excess over regulatory requirement	$590,734	$326,407	82.7%	$370,884

Risk-Weighted Assets	$2,953,361	$2,207,383	34.1%	$3,141,420

Total Risk-Based Capital Ratio	25.02%	19.84%	26.8%	16.45%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$739,062	$437,975	70.1%	$516,717

Minimum Total Risk-Based Capital Required	$236,269	$176,591	34.1%	$251,314

Excess over regulatory requirement	$502,793	$261,384	94.4%	$265,403

Risk-Weighted Assets	$2,953,361	$2,207,383	34.1%	$3,141,420

Tangible common equity (common equity less goodwill) to total assets	8.72%	3.97%	119.6%	4.90%

Tangible common equity to risk-weighted assets	21.86%	11.79%	85.0%	9.95%

Total equity to total assets	9.69%	5.04%	92.3%	6.00%

Total equity to risk-weighted assets	24.28%	14.96%	61.9%	12.18%

Stock data:
Outstanding common shares, net of treasury	46,317	24,235	91.1%	24,232

Book value per common share	$14.01	$10.82	29.5%	$12.98

Market price at end of period	$13.30	$10.80	23.1%	$12.70

Market capitalization at end of period	$616,016	$261,738	135.4%	$307,746

		Nine-Month Period Ended	Nine-Month Period Ended
		September 30,	September 30,	Variance
		2010	2009	%
Common dividend data:
Cash dividends declared		$4,499	$2,916	54.3%

Cash dividends declared per share		$0.12	$0.12	-0.3%

Payout ratio		-29.35%	3.13%	-1037.7%

Dividend yield		1.20%	1.26%	-4.5%

The following provides the high and low prices and dividend per share of the Group’s common stock for each quarter of the last three years:

			Cash
	Price		Dividend
	High	Low	Per share
2010
September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2010 and 2009, and at December 31, 2009:

	September 30,	December 31,	Variance	September 30,
(Dollars in thousands)	2010	2009	%	2009
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier I Capital to Total Assets	8.68%	5.78%	51.4%	6.99%

Actual Tier I Capital	$671,522	$359,339	88.5%	$438,796

Minimum Capital Requirement (4%)	$309,548	$248,671	24.6%	$250,967

Minimum to be well capitalized (5%)	$386,934	$310,839	24.6%	$313,709

Tier I Capital to Risk-Weighted Assets	22.95%	16.52%	39.8%	14.19%

Actual Tier I Risk-Based Capital	$671,522	$359,339	88.5%	$438,796

Minimum Capital Requirement (4%)	$117,056	$87,021	34.8%	$123,727

Minimum to be well capitalized (6%)	$175,584	$130,532	34.8%	$185,591

Total Capital to Risk-Weighted Assets	23.98%	17.59%	37.1%	14.84%

Actual Total Risk-Based Capital	$701.715	$382,611	84.9%	$458,972

Minimum Capital Requirement (8%)	$234,112	$174,042	34.8%	$247,454

Minimum to be well capitalized (10%)	$292,640	$217,553	34.8%	$309,318

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2010, the Group’s market capitalization for its outstanding common stock was $616.0 million ($13.30 per share). The Oriental Financial Group Inc. Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008. It was further amended in 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK MANAGEMENT
Background
The Group’s risk management policies are established by its Board of Directors (the “Board”), implemented by management, through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk and Compliance Management Committee. The Group has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
All aspects of the Group’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, the Group’s primary risk exposures include, market, interest rate, credit, liquidity, operational and concentration risks.
Market Risk
Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. The Group evaluates market risk together with interest rate risk.
The Group’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Group complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the Asset and Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Group is within the parameters established in such policies.
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
In discharging its responsibilities, ALCO examines current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps, and any tax or regulatory issues which may be pertinent to these areas.
Each quarter, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:
(1)	using a static balance sheet as the Group had on the simulation date, and

(2)	using a dynamic balance sheet based on recent growth patterns and business strategies.
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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2010, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Dynamic simulation
Change in interest rate	Amount	Percent	Amount	Percent
(Dollars in thousands)	Change	Change	Change	Change
+ 200 Basis points	$30,482	19.34%	$31,324	19.79%

+ 100 Basis points	$22,009	13.97%	$23,100	14.59%

- 100 Basis points	$(33,682)	-21.37%	$(35,218)	-22.25%

- 200 Basis points	$(51,217)	-32.50%	$(52,133)	-32.93%

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
Interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. At September 30, 2010 and December 31, 2009, there were open forward settlement swaps with an aggregate notional amount of $1.250 billion. The forward settlement date of these swaps is December 28, 2011 for $900.0 million and May 9, 2012 for $350.0 million, with final maturities ranging from December 28, 2013 through December 28, 2015. The forward settlement date of the interest rate swaps is the same as the maturity date of five repurchase agreements with an aggregate balance of $1.250 billion. The Group’s current strategy is to refinance such borrowings as short term repurchase agreements, and utilize the interest rate swaps to convert the short term repurchase agreements into fixed rate at a cost 283bps lower that the cost of the current long term repurchase agreements. A derivative liability of $8.3 million and a derivative asset of $8.5 million were recognized at September 30, 2010 and December 31, 2009, respectively, related to the valuation of these swaps.
Structured borrowings — The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the stock index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of such index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.
Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price and maturity.
At September 30, 2010 and December 31, 2009, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $7.1 million, and $6.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $10.1 million and $9.5 million, respectively, recorded in deposits.

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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $63.2 million in non-government agency pass-through collateralized mortgage obligations and $42.4 million in structured credit investments that are considered of a higher credit risk than agency securities.
Management’s Credit Committee, composed of the Group’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Group’s credit risk goals and objectives. Those goals and objectives are set forth in the Group’s Credit Policy as approved by the Board.
Liquidity Risk
Liquidity risk is the risk of the Group not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due, without incurring substantial losses. The Board has established a policy to manage this risk. The Group’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as they mature, and funding of new and existing investments as required.
The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of the Group’s repurchase agreements have been structured with initial terms to maturity of between three and ten years, the counterparties have the right to exercise put options before the contractual maturities.
Brokered deposits are typically offered through an intermediary to small retail investors. The Group’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the Group’s credit rating and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.
Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to the Group, the availability and cost of the Group’s funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing its net interest income, or the Group may need to dispose of a portion of its investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Group or market-related events. In the event that such sources of funds are reduced or eliminated and the Group is not able to replace them on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of September 30, 2010, the Group had approximately $142.9 million in cash and cash equivalents, $555.9 million in investment securities, and $397.2 million in mortgage loans available to cover liquidity needs.

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
The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee.
The Group is subject to extensive federal and Puerto Rico regulation, and this regulatory scrutiny has been significantly increasing over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function, headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program.
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
The Commonwealth of Puerto Rico is in the fourth year of economic recession, and the central government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and Governor signed, laws to reduce spending by 10% in an attempt to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. Although the size of the Commonwealth’s deficit has been reduced by the central government, the Puerto Rico economy continues to struggle.
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
There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.
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
The Group cannot assure that the FDIC-assisted acquisition will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.
The Group’s future growth and profitability depend, in part, on the ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect the Group’s operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations.

Given the continued economic recession in Puerto Rico, notwithstanding the shared-loss agreements with the FDIC with respect to certain Eurobank assets that the Group acquired, the Group may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan and lease losses on the assets and loans acquired that could adversely affect the Group’s financial condition and results of operations in the future. There is no assurance that as the integration efforts continue in connection with this transaction, other unanticipated costs, including the diversion of personnel, or losses, will not be incurred.
The FDIC-assisted acquisition may also result in business disruptions that cause the Group to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to this acquisition could disrupt the Group’s ongoing business or result in inconsistencies in customer service that could adversely affect the Group’s ability to maintain relationships with clients, customers, depositors and employees.
For the nine-month period ended September 30, 2010, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. The Group continues to monitor these deviations at the pool level consistent with relevant accounting literature to assess whether these deviations are due to differences in time lags of collections or due to credit issues of the loans comprising the pools. At September 30, 2010 the Group concluded that the deviations between actual and expected cash flows arise from differences in time lags of collections and therefore no change to the original assumptions used at the acquisition date to determine the expected cash flows were required. In the event that positive trends continue, there could be the need to adjust the accretable discount which will increase the interest income prospectively on the pools prospectively. Inversely, if negative trends continue, these could lead to a recognition of a provision for loan and lease losses and establishing an allowance for loan and lease losses.
Loans that the Group acquired in the FDIC-assisted acquisition may not be covered by the shared-loss agreements if the FDIC determines that the Group has not adequately performed under these agreements or if the shared-loss agreements have ended.
Although the FDIC has agreed to reimburse the Group for 80% of qualifying losses on covered loans, the Group is not protected for all losses resulting from charge-offs with respect to such loans. Also, the FDIC has the right to refuse or delay payment for loan and lease losses if the shared-loss agreements are not performed by the Group in accordance with their terms. Additionally, the shared-loss agreements have limited terms. Therefore, any charge-offs that the Group experiences after the terms of the shared-loss agreements have ended would not be recoverable from the FDIC.
Certain provisions of the shared-loss agreements entered into with the FDIC may have anti-takeover effects and could limit the Group’s ability to engage in certain strategic transactions that the Group’s Board of Directors believes would be in the best interests of shareholders.
The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is a significant asset of the Group and a feature of the FDIC-assisted acquisition without which the Group would not have entered into the transaction. The Group’s agreement with the FDIC requires that the Group receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to the Group or the Group’s shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.
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
The FDIC-assisted acquisition increases the Group’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.
With the acquisition of most of the former Eurobank’s loan portfolios, the commercial real estate loan and construction loan portfolios represent a larger portion of the Group’s total loan portfolio than prior to such transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Although, the negative economic aspects of these risks are substantially reduced as a result of the FDIC shared-loss agreements, changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted acquisition, all of which would not be supported by the shared-loss agreements with the FDIC.
Loans that the Group acquired in the FDIC-assisted acquisition may be subject to impairment.
Although the loan portfolios acquired by the Group were initially accounted for at fair value, there is no assurance that such loans will not become impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential, commercial real estate and construction markets, may increase the level of credit losses that the Group makes to its loan portfolio, portfolios acquired in the FDIC-assisted transaction, and consequently, reduce its net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Group’s operations and financial condition even if other favorable events occur.
The Group’s decisions regarding the fair value of assets acquired could be inaccurate and its estimated FDIC shared-loss indemnification asset may be inadequate, which could materially and adversely affect the Group’s business, financial condition, results of operations, and future prospects.
The Group makes various assumptions and judgments about the collectability of the acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted acquisition, the Group recorded a shared-loss indemnification asset that it considers adequate to absorb future losses which may occur in the acquired loan portfolios. In determining the size of the shared-loss indemnification asset, the Group analyzed the loan portfolios based on historical loss experience, volume and classification of loans, volume and trends in delinquencies, and nonaccruals, local economic conditions, and other pertinent information. If the Group’s assumptions are incorrect, the current shared-loss indemnification asset may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolios. However, in the event expected losses from the acquired loan portfolios were to increase more than originally expected, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. Any increase in future loan losses could have a negative effect on our operating results.
Risks Related to Bank Regulatory Matters
The Group is subject to extensive regulation which could adversely affect our business.
The Group’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Group’s operations. Because the Group’s business is highly regulated, the laws, rules and regulations applicable to the Group are subject to regular modification and change. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was recently signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Group. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Group’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Group’s business activities, require changes to certain of the Group’s business practices, impose upon the Group more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Group’s business. In particular, the potential impact of the Dodd-Frank Act on the Group’s operations and activities, both currently and prospectively, include, among others:
•	a reduction in the Group’s ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on the Group’s ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier I capital going forward; and

•	the limitation on the Group’s ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.
Further, the Group may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Group’s results of operations and financial condition. While the Group cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Group, these changes could be materially adverse to the Group’s investors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved by the SEC.]
Item 5. Other Information
None.
Item 6. Exhibits

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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Date: November 4, 2010
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: November 4, 2010
Norberto González
Executive Vice President and Chief Financial Officer