Form 10-K
period 2010-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2011-03-10
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was approximately $417.6 million as of June 30, 2010 based upon 32,987,907 shares outstanding and the reported closing price of $12.66 on the New York Stock Exchange on that date.

As of February 28, 2011, the Group had 45,885,371 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s definitive proxy statement relating to the 2011 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2010

PART I
Item 1.	Business	4-19
Item 1A.	Risk Factors	20-29
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29-31
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-85
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	85-89
Item 8.	Financial Statements and Supplementary Data	89-178
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	179
Item 9A.	Controls and Procedures	179
Item 9B.	Other Information	179

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	179
Item 11.	Executive Compensation	179
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	179
Item 13.	Certain Relationships, Related Transactions, and Director Independence	179
Item 14.	Principal Accountant Fees and Services	179

PART IV
Item 15.	Exhibits and Financial Statement Schedules	180
EX-10.16
EX-10.17
EX-21.0
EX-23.0
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD-LOOKING STATEMENTS

The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Oriental Financial Group Inc. (the “Group”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of, by their nature and which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in Puerto Rico;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes;

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; the Group’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change the Group’s business mix; and management’s ability to identify and manage these and other risks.

All forward-looking statements included in this annual report on Form 10-K are based upon information available to the Group as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, the Group assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.	BUSINESS

General

The Group is a publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of banking and wealth management services through its subsidiaries. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Group provides comprehensive banking and wealth management services to its clients through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; leasing; checking and savings accounts; financial planning, insurance, wealth management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 30 financial centers in Puerto Rico and a subsidiary, Caribbean Pension Consultants Inc. (“CPC”), based in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and wealth management franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and wealth management services, maintaining effective asset-liability management, growing non-interest revenues from banking and wealth management services, and improving operating efficiencies.

The Group’s strategy involves:

(1) Strengthening its banking and wealth management franchise by expanding its ability to attract deposits and build relationships with individual customers and professionals and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

(2) Focusing on greater growth in mortgage, commercial and consumer lending; trust and wealth management services, insurance products; and increasing the level of integration in the marketing and delivery of banking and wealth management services;

(3) Matching its portfolio of investment securities with the related funding to achieve favorable spreads, and primarily investing in U.S. government agency obligations.

(4) Improving operating efficiencies, and continuing to maintain effective asset-liability management; and

(5) Implementing a broad ranging effort to instill in employees and make customers aware of the Group’s determination to effectively serve and advise its customer base in a responsive and professional manner.

Together with a highly experienced group of senior and mid level executives and benefits from the Eurobank FDIC-assisted acquisition, this strategy has resulted in sustained growth in the Group’s mortgage, commercial, consumer lending and wealth-management activities, allowing the Group to distinguish itself in a highly competitive industry. The Group is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

The Group’s principal funding sources are securities sold under agreements to repurchase, branch deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

Significant Transactions During 2010

Capital Raise.

At the beginning of 2010, it was apparent that the FDIC was likely to take action against various Puerto Rico commercial banks that were experiencing serious financial difficulties and were operating under cease and desist orders with their banking regulators, which actions could include placing the banks into an FDIC-administered receivership. Management decided that the Group’s participation in the consolidation of the Puerto Rico banking industry that would result from any such action was in the Group’s best interest to potentially benefit from acquiring assets and liabilities at an attractive price and with FDIC assistance to mitigate the risk of credit losses. As part of the Group’s capital plan, on March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.6 million after deducting offering costs. The Group made a capital contribution of $93.0 million to its banking subsidiary. At the annual meeting of shareholders held on April 30, 2010, the shareholders approved an increase in the number of authorized shares of common stock, par value $1.00 per share, from 40 million to 100 million, and an increase in the number of authorized shares of preferred stock, par value $1.00 per share, from 5 million to 10 million. On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), through a private placement. The preferred stock had a liquidation preference of $1,000 per share. The offering resulted in net proceeds of $189.4 million after deducting offering costs. The Group made a capital contribution of $179.0 million to its banking subsidiary. At a special meeting of shareholders of the Group held on June 30, 2010, the majority of the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share. The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the majority of the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a deemed dividend on preferred stock. These transactions strengthened the Group’s capital base and facilitated its participation in the FDIC-assisted transaction described below.

Eurobank FDIC-Assisted Acquisition.

On April 30, 2010, Oriental Bank and Trust (“the Bank”) acquired certain assets and assumed certain deposits and liabilities of Eurobank, a Puerto Rico state-chartered bank headquartered in San Juan, Puerto Rico, from the FDIC in an FDIC-assisted transaction (the “FDIC-assisted transaction”). Eurobank was a wholly-owned commercial bank subsidiary of Eurobancshares, Inc. and operated through a network of 22 branches located throughout Puerto Rico. On May 1, 2010, Eurobank’s branches reopened as branches of the Bank; however, the physical branch locations and leases were not immediately acquired by the Bank. The Bank had the option to acquire, at fair market value, any bank premises that were owned, or any leases relating to bank premises held, by Eurobank (including automated teller machine “ATMs” locations). Due to bank synergies, out of the 22 Eurobank branches, the Bank retained 9 branches and consolidated certain other branches with existing Bank’s branches. The integration of Eurobank’s operations into the Bank was substantially completed by the fourth quarter of 2010.

Under the terms of the Bank’s purchase and assumption agreement with the FDIC, excluding the effects of purchase accounting adjustments, the Bank acquired approximately $1.5 billion in assets, including approximately $857.0 million in loans and foreclosed real estate, and assumed $729.4 million of deposits of Eurobank. The deposits were acquired with a premium of 1.25% on approximately $400 million in core retail deposits, and the assets were acquired at a discount of 13.8% to the former Eurobank’s historic book value. In connection with the transaction, the Bank issued a $715.5 million promissory note to the FDIC (the “Note”) bearing interest at an annual rate of 0.881% due one year from issuance, and the Bank had the option to extend the Note’s maturity date for up to four additional one-year periods. The Note was collateralized by certain loans and foreclosed real estate acquired by the Bank from the FDIC that were subject to loss sharing agreements. On September 27, 2010, the Group made the strategic decision to repay the Note prior to maturity. At the time of repayment, the Note had an outstanding principal balance of $595.0 million. As part of the consideration for the transaction, the Group issued to the FDIC a value appreciation instrument (“VAI”). Under the terms of the VAI, the FDIC had the opportunity to obtain a cash payment equal to the product of (a) 334,000 and (b) the amount by which the average of the volume weighted average price of the Group’s common stock for each of the two NYSE trading days immediately prior to the exercise of the VAI exceeded $14.95. The VAI was not exercised by the FDIC. The equity appreciation instrument had a fair value of $909 thousand at April 30, 2010. In connection with the Eurobank FDIC-assisted transaction, the FDIC retained the investment securities, outstanding borrowings and substantially all of the brokered certificates of deposit of Eurobank.

Simultaneously with the acquisition, the Bank entered into loss sharing agreements with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans and foreclosed real estate, as long as the Bank complies with the requirements stipulated in the agreements. The Group refers to the acquired assets subject to the loss sharing agreements collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC absorbs 80% of losses with respect to the covered assets. The term of the single-family residential mortgage loss sharing agreement is 10 years, and under this agreement the reimbursable losses, computed monthly, are offset by any recoveries with respect to such losses. The term of the commercial loans loss sharing agreement is 8 years, comprised of a 5-year shared-loss period followed by a 3-year recovery period. During the 5-year shared-loss period, the FDIC reimburses the Bank for 80% of losses, net of recoveries during each quarter. During the 3-year recovery period, the Group is required to reimburse the FDIC for 80% of all new recoveries attributable to commercial loans for which reimbursement had been granted during the shared-loss period.

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (the “True-up Measurement Date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels. Under the loss sharing agreements, the Bank would pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($227.5 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $13.8 million at April 30, 2010. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the loss sharing agreements between the Bank and the FDIC. The Group recorded goodwill of $1.7 million as part of the transaction. Refer to the Note 2, “FDIC-assisted acquisition”, to the consolidated financial statements for additional information on the Eurobank FDIC-assisted transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.

Segment Disclosure

The Group has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest spread, loan production, and fees generated.

For detailed information regarding performance of the Group’s operating segments, please refer to Note 19 to the Group’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 30 branches throughout Puerto Rico and was incorporated in 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial and consumer lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), which is a wholly-owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The IBE subsidiary offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits and mortgage, commercial, consumer loans, and leasing. The Bank’s lending activities are primarily with consumers located in Puerto Rico. The Bank’s loan and lease transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: mortgage, commercial, consumer, and leasing.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities primarily consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and from time to time, if conditions so warrant, the Group may engage in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured, Veterans Administration (“VA”)-guaranteed mortgages, and Rural Housing Service (“RHS”)-guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues, and its residential mortgage loan portfolio.

Servicing assets represent the contractual right to service loans and leases for others. Loan servicing fees, which are based on a percentage of the principal balances of the loans serviced, are credited to income as loan payments are collected. Servicing assets are initially recognized at fair value. For subsequent measurement of servicing rights, the Group has elected the fair value measurement method.

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

Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, the Group’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity. Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.

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

Wealth Management Activities

Wealth management activities are generated by such businesses as securities brokerage, trust services, retirement planning, insurance, pension administration, and other wealth management services.

Oriental Financial Services Corp. (“OFSC”) is a Puerto Rico corporation and the Group’s subsidiary engaged in securities brokerage and investment banking activities in accordance with the Group’s strategy of providing fully integrated financial solutions to the Group’s clients. OFSC, a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. OFSC does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of OFSC’s customers on a “fully disclosed” basis.

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

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Group also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and wealth management services at each of its branch locations. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

Regulation and Supervision

General

The Group is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”

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

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity provided it does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial, investment or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. A financial holding company may generally commence any activity, or acquire any company, that is financial in nature without prior approval of the Federal Reserve Board. As provided by the Dodd-Frank Act, a financial holding company may not acquire a company, without prior Federal Reserve Board approval, in a transaction in which the total consolidated assets to be acquired by the financial holding company exceed $10 billion.

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

The Group and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. OFSC, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers.

Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s. It has a broad impact on the wealth managements industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the wealth managements sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Group. A few provisions of the Dodd-Frank Act are effective immediately, while various provisions are becoming effective in stages. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations within 18 months of the law’s enactment.

The Dodd-Frank Act also creates a new consumer financial services regulator, the Bureau of Consumer Financial Protection (the “Bureau”), which will assume most of the consumer financial services regulatory responsibilities currently exercised by federal banking regulators and other agencies. The Bureau’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The Bureau will also have the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

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

Under the Dodd-Frank Act, a bank holding company, such as the Group, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Group.

Since the Group is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Dividend Restrictions

The principal source of funds for the Group’s holding company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the Banking Act”), the FDIA and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. For more information see Note 15 to the accompanying consolidated financial statements.

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

Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Agency. The FHLB serves as a credit facility for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the following categories: asset quality, management, earnings, liquidity, and sensitivity to market risk. The Bank is a “well-capitalized” institution.

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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund was raised from 1.15% to 1.35% of estimated insured deposits by September 30, 2020; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC will insure the full amount of qualifying “noninterest-bearing transaction accounts” for two years beginning December 31, 2010. As defined in the Dodd-Frank Act, a “noninterest-bearing transaction account” is a deposit or account maintained at a depository institution with respect to which interest is neither accrued nor paid; on which the depositor or account holder is permitted to make withdrawals by negotiable or transferrable instrument, payment orders of withdrawals, telephone or other electronic media transfers, or other similar items for the purpose of making payments or transfers to third parties or others; and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal.

Effective April 1, 2011, the FDIC amended its regulations under the FDI Act, as amended by the Dodd-Frank Act, to modify the definition of a depository institution’s insurance assessment base; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the dividend provisions of the Dodd-Frank Act; and to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur. Since the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the new assessment rates adopted by the FDIC are lower than the current rates.

The Temporary Liquidity Guarantee Program (TLGP) of the FDIC provided two limited guarantee programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, in the period from October 14, 2008 through October 31, 2009. For eligible debt issued in that period, the FDIC provides the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. The TAGP offered a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the Emergency Economic Stabilization Act of 2008. The TAGP coverage became effective on October 14, 2008 and continued for participating institutions until December 31, 2010. The Group opted to become a participating entity on both of these programs and pays applicable fees for participation. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP was assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the TLGP. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September. An annual fee of 100 basis points is paid to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2010, the Bank was a well capitalized institution and was therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

The Federal Reserve Board has regulations with respect to risk-based and leverage capital ratios that require most intangibles, including goodwill and core deposit intangibles, to be deducted from Tier 1 Capital. The only types of identifiable intangible assets that may be included in, that is, not deducted from, an organization’s capital are readily marketable mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment will generally exclude trust preferred securities from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, trust preferred securities issued before May 19, 2010, by a holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2010, the Group was in compliance with all capital requirements. For more information, please refer to Note 15 to the accompanying consolidated financial statements.

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

Under the FDIC regulations governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the Deposit Insurance Fund and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank, including investment funds for which the bank or any of its affiliates is an investment advisor. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. The Dodd-Frank Act expanded the scope of transactions treated as “covered transactions” to include credit exposure on derivatives transactions, credit exposure resulting from securities, borrowings, and lending transactions, and acceptances of affiliate-issued debt obligations as collateral for a loan or extension of credit. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Group and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

The Group has included in this annual report on Form 10-K the management assessment regarding the effectiveness of the Group’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. As of December 31, 2010, the Group’s management concluded that its internal control over financial reporting was effective.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Banking Act, which contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders, as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every year.

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2010, legal surplus amounted to $46.3 million (December 31, 2009 — $45.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

The Banking Act also provides that when the expenditures of a bank are greater that the receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

The Banking Act further requires every bank to maintain a legal reserve which cannot be less than 20% of its demand liabilities, except government deposits (federal, commonwealth and municipal), which are secured by actual collateral.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

Puerto Rico Internal Revenue Code

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) will no longer be in effect, except for transactions or taxable years that have commenced prior to January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 1994 Code provided a surtax rate from 5% to 19% while the 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may reduce to 5% after December 31, 2013, if certain economic tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a significantly higher surtax deduction, the 1994 Code provided for a $25,000 surtax deduction which the 2011 Code increased it to $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is also reduced from 22% to 20%. Apart from the reduced rates provided by the 2011 Code, it also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.

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

Employees

At December 31, 2010, the Group had 717 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

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

The Group’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit and compliance committee, compensation committee, and corporate governance and nominating committee are available free of charge on the Group’s website at www.orientalfg.com in the investor relations section under the corporate governance link. The Group’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

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

Changes in interest rates may hurt the Group’s business.

Changes in interest rates are one of the principal market risks affecting the Group. The Group’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans and investment securities, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding.

The Group is at risk because most of its business is conducted in Puerto Rico, which is experiencing a downturn in the economy and in the real estate market.

Because most of the Group’s business activities are conducted in Puerto Rico and a significant portion of its credit exposure is concentrated in Puerto Rico, the Group’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

The Commonwealth of Puerto Rico is in the fifth year of economic recession, and the central government is currently facing a significant fiscal deficit. The Commonwealth’s access to municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the Government include reducing spending by 10% in an attempt to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. Although the size of the Commonwealth’s deficit has been reduced by the central government, the Puerto Rico economy continues to struggle.

A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults in commercial loans, consumer loans and residential mortgages. A recession may have a significant adverse impact on the Group’s net interest income and fee income. The Group may also experience significant losses on the loan portfolio due to a higher level of defaults on commercial loans, consumer loans and residential mortgages.

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of the Group’s loan portfolios as delinquency rates have increased in the short-term and may continue to increase until the economy stabilizes. Among other things, the Group has experienced an increase in the level of non-performing assets and loan loss provision, which adversely affects the Group’s profitability. If the decline in economic activity continues, additional increases in the allowance for loan and lease losses could be necessary, and there could be further adverse effects on the Group’s profitability. The reduction in consumer spending may also continue to impact growth in the Group’s other interest and non-interest revenue sources.

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

On March 7, 2011, Standard & Poor’s upgraded Puerto Rico’s credit rating in recognition of an improvement in the Commonwealth’s public finances and economic outlook. The upgrade was made based on a review of Puerto Rico’s recent revenue performance and continued efforts to achieve fiscal and budgetary balance.

Financial results are constantly exposed to market risk.

Market risk refers to the probability of variations in the net interest income or the fair value of assets and liabilities due to changes in interest rates, currency exchange rates or equity prices. Despite the varied nature of market risks, the primary source of this risk to the Group is the impact of changes in interest rates on net interest income.

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

The Group uses an asset-liability management software to project future movements in the balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. These simulations are highly complex, and use many simplifying assumptions.

The Group is subject to interest rate risk because of the following factors:

•	Assets and liabilities may mature or reprice at different times. For example, if assets reprice slower than liabilities and interest rates are generally rising, earnings may initially decline.

•	Assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, the Group may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition. Also, basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.

•	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.

•	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant impact on mortgage-backed securities and collateralized mortgage obligations, since prepayments could shorten the weighted average life of these portfolios.

•	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.

In limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of investment securities, and enter into derivative contracts, among other alternatives. The Group may suffer losses or experience lower spreads than anticipated in initial projections as management implement strategies to reduce future interest rate exposure.

The hedging transactions the Group enters into may not be effective in managing the exposure to market risk, including interest rate risk.

The Group offers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index and uses derivatives, such as option agreements with major broker-dealer companies, to manage the exposure to changes in the value of the index. The Group may also use derivatives, such as interest rate swaps and options on interest rate swaps, to manage part of its exposure to market risk caused by changes in interest rates. The derivative instruments that the Group may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which is the risk that the Group is unable to enforce certain terms of such instruments. All or any of such risks could expose the Group to losses. There were no derivatives designated as a hedge as of December 31, 2010 and 2009.

If the counterparty to a derivative contract fails to perform, the Group’s credit risk is equal to the net fair value of the contract. Although the Group deals with counterparties that have high quality credit ratings at the time the Group enters into the counterparty relationships, there can be no assurances that the counterparties will have the ability to perform under their contracts. If the counterparty fails to perform, including as a result of the bankruptcy or insolvency of the counterparty, the Group would incur losses as a result.

The Group may incur a significant impairment charge in connection with a decline in the market value of its investment securities portfolio.

The majority of the Group’s earnings come from the Treasury business segment, which encompasses the investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the Group utilizes and reviews information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

When the fair value of a security declines, management must assess whether the decline is “other-than-temporary.” When the decline in fair value is deemed “other-than-temporary,” the amortized cost basis of the investment security is reduced to its then current fair value. The term “other-than-temporary impairments” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect the Group’s future results of operations, as they are based on the difference between the sale prices received and adjusted amortized cost of such assets at the time of sale. The review of whether a decline in fair value is other-than-temporary considers numerous factors and many of these factors involve significant judgment.

The Group’s risk management policies, procedures and systems may be inadequate to mitigate all risks inherent in the Group’s various businesses.

A comprehensive risk management function is essential to the financial and operational success of the Group’s business. The types of risk the Group monitors and seeks to manage include, but are not limited to, operational risk, market risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. The Group has adopted various policies, procedures and systems to monitor and manage risk. There can be no assurance that those policies, procedures and systems are adequate to identify and mitigate all risks inherent in the Group’s various businesses. In addition, the Group’s businesses and the markets in which the Group operates are continuously evolving. If the Group fails to fully understand the implications of changes in the Group’s business or the financial markets and to adequately or timely enhance the risk framework to address those changes, the Group could incur losses.

A prolonged economic downturn or recession or a continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity which would adversely affect the Group’s financial results.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations is currently in decline, and this trend could also reduce the level of mortgage loans that the Group may originate in the future and may adversely impact its business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. A significant trend of decreasing values in certain housing segments in Puerto Rico has also been noted. There is a risk that a reduction in housing values could negatively impact the Group’s loss levels on the mortgage portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

Any sustained period of increased delinquencies, foreclosures or losses could harm the Group’s ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on the Group’s results of operations and financial condition. In addition, any material decline in real estate values would weaken the Group’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults.

A continuing decline in the real estate market in the U.S. mainland and ongoing disruptions in the capital markets may harm the Group’s investment securities and wholesale funding portfolios.

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

The Group’s business could be adversely affected if the Group cannot maintain access to stable funding sources.

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

Brokered deposits are typically sold through an intermediary to small retail investors. The Group’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the Group’s credit rating and the relative interest rates that the Group is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.

Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to the Group, the availability and cost of funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing the net interest income, or the Group may need to dispose of a portion of the investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Group or market related events. In the event that such sources of funds are reduced or eliminated and the Group is not able to replace them on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on operations and financial condition.

The Group’s decisions regarding credit risk and the allowance for loan and lease losses may materially and adversely affect the Group’s business and results of operations.

Making loans is an essential element of the Group’s business and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Group strives to maintain an appropriate allowance for loan and lease losses to provide for probable losses inherent in the loan portfolio. The Group periodically determines the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others, as are the size and diversity of individual credits. The Group’s methodology for measuring the adequacy of the allowance relies on several key elements which include a specific allowance for identified problem loans, a general systematic allowance, and an unallocated allowance.

Although the Group believes that its allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio, there is no precise method of predicting loan losses and therefore the Group always faces the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional increases in the allowance for loan and lease losses will be required. In addition, the FDIC as well as the Office of the Commissioner of Financial Institutions of Puerto Rico may require the Group to establish additional reserves. Additions to the allowance for loan and lease losses would result in a decrease of net earnings and capital and could hinder the Group’s ability to pay dividends.

The Group is subject to default and other risks in connection with mortgage loan originations.

From the time that the Group funds the mortgage loans originated to the time that they are sold, the Group is generally at risk for any mortgage loan defaults. Once the Group sells the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, the Group makes representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, the Group may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, the Group incurs higher liquidity risk with respect to the non-conforming mortgage loans originated by the Group, because of the lack of a favorable secondary market in which to sell them.

Competition with other financial institutions could adversely affect the Group’s profitability.

The Group faces substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other U.S., Puerto Rico and foreign banks, investment advisors, broker/dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. The Group will encounter greater competition as it expands its operations. Increased competition may require the Group to increase the rates paid on deposits or lower the rates charged on loans which could adversely affect the Group’s profitability.

The Group operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

The Group’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Group’s operations. Because the Group’s business is highly regulated, the laws, rules and regulations applicable to the Group are subject to regular modification and change. For example, the Dodd-Frank Act will have a broad impact on the wealth managements industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the wealth managements sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. It also creates a new consumer financial services regulator, the Bureau of Consumer Financial Protection, which will assume most of the consumer financial services regulatory responsibilities currently exercised by federal banking regulators and other agencies. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Group. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations within 18 months after its enactment.

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

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase the Group’s tax burden or otherwise adversely affect the Group’s financial condition, results of operations or cash flows.

The Group operates an international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico that provides the Group with significant tax advantages. The international banking entity has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage backed securities. This exemption has allowed the Group to have effective tax rates significantly below the maximum statutory tax rates. In the past, the legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to international banking entities. In the event legislation passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by international banking entities, the consequences could have a materially adverse impact on the Group, including increasing the tax burden or otherwise adversely affecting the Group’s financial condition, results of operations or cash flows.

Competition in attracting talented people could adversely affect the Group’s operations.

The Group depends on its ability to attract and retain key personnel and the Group relies heavily on its management team. The inability to recruit and retain key personnel or the unexpected loss of key managers may adversely affect the operations. The Group’s success to date has been influenced strongly by the ability to attract and retain senior management experienced in banking and wealth management. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of the Group’s strategies.

The Group may fail to realize the anticipated benefits of the FDIC-assisted acquisition.

The success of the FDIC-assisted acquisition will depend on, among other things, the Group’s ability to realize anticipated cost savings in a manner that permits growth opportunities and does not materially disrupt the Group’s existing customer relationships or result in decreased revenues resulting from any loss of customers. If the Group is not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, the Group made fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from the Group’s estimates, which could result in not achieving the anticipated benefits of the acquisition.

The Group cannot assure that the FDIC-assisted acquisition will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; management attention and resources; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business. The Group’s future growth and profitability depend, in part, on the ability to successfully manage the combined operations.

Given the continued economic recession in Puerto Rico, notwithstanding the shared-loss agreements with the FDIC with respect to certain Eurobank assets that the Group acquired, the Group may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan and lease losses on the assets and loans acquired that could adversely affect the Group’s financial condition and results of operations in the future. There is no assurance that other unanticipated costs or losses will not be incurred.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the year ended December 31, 2010, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. Even though actual cash flows for the aggregate pools acquired, were more than the expected cash flows for the year ended December 31, 2010 the Group continues to evaluate these deviations to assess whether there have been additional deterioration since the acquisition on specific pools. At December 31, 2010, the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted. In the event that negative trends continue, these could lead to additional recognition of a provision for loan and lease losses and increasing the allowance for loan and lease losses. Inversely, if in the future there are positive trends, there could be the need to adjust the accretable discount which will increase the interest income prospectively on the pools prospectively.

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

Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Group with or into another company if the Group’s shareholders will own less than 2/3 of the combined company and (b) a sale of shares by one or more of the Group’s shareholders that will effect a change in control of Oriental Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% the Group’s voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% the Group’s voting securities). Such a sale by shareholders may occur beyond the Group’s control. If the Group or any shareholder desired to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse impact on the Group.

The FDIC-assisted acquisition increases the Group’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

With the acquisition of most of the former Eurobank’s loan portfolios, the commercial real estate loan and construction loan portfolios represent a larger portion of the Group’s total loan portfolio than prior to such transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Although the negative economic aspects of these risks are substantially reduced as a result of the FDIC shared-loss agreements, changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted acquisition, all of which would not be supported by the shared-loss agreements with the FDIC.

Loans that the Group acquired in the FDIC-assisted acquisition may be subject to impairment.

Although the loan portfolios acquired by the Group were initially accounted for at fair value, there is no assurance that such loans will not become impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential, commercial real estate and construction markets, may increase the level of provision for credit losses that the Group makes to its loan portfolio, portfolios acquired in the FDIC-assisted acquisition, and consequently, reduce its net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Group’s operations and financial condition even if other favorable events occur.

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

The Group’s common stock may be affected by stock price volatility.

The trading price of the Group’s common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding the operations, business prospects or industry outlook. Risk factors may include the following:

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

Dividends on the Group’s common stock are payable if and when declared by the Board of Directors.

Holders of the Group’s common stock are only entitled to receive such dividends as the board of directors may declare out of funds legally available for such payments. Although the Group has historically declared cash dividends on its common stock, the Group is not required to do so. The Group expects to continue to pay dividends but its ability to pay future dividends at current levels will necessarily depend upon its earnings, financial condition, and market conditions.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Group’s financial statements.

The Group’s financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time the Group is required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting developments that have been issued but not yet implemented is disclosed in the Group’s annual reports on Form 10-K and quarterly reports on Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on the Group’s financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Group is required to adopt could change the current accounting treatment that it applies to the consolidated financial statements and that such changes could have a material effect on the Group’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, commercial banking, insurance services, and back-office support departments are maintained at such location.

The Bank owns seven branch premises and leases twenty three branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2010, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group was $40.9 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2010, was $37.8 million.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2010 and 2009, as well as cash dividends declared for such periods are contained in Table 7 (“Capital, Dividends and Stock Data”) and under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2010, the Group had approximately 4,400 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”) provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units, and dividend equivalents, as well as equity-based performance awards. The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan, or, if earlier, (b) the date the Omnibus Plan is terminated by the Group’s Board of Directors. The Omnibus Plan replaced and superseded the Group’s Stock Option Plans. All outstanding stock options under the Group’s Stock Option Plans continue in full force and effect, subject to their original terms.

The following table shows certain information pertaining to the awards under Omnibus Plan and the Stock Option Plans as of December 31, 2010:

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	Be Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding those reflected in
	warrants and	warrants and	column
Plan Category	rights	rights	(a))

Equity compensation plans approved by shareholders:
Omnibus Plan	575,651 (1)	$12.20 (2)	365,156 (3)
Other non-active stock option plans	433,863	$17.58 (2)	—

	1,009,514	$15.25	365,156

(1)	Includes 332,126 stock options and 243,525 restricted stock units.

(2)	Exercise price related to stock options.

(3)	On April 30, 2010 an additional 420,807 shares of common stock were reserved for issuance under the Omnibus Plan.

The Group recorded approximately $1.194 million, $742,000 and $559,000 related to stock-based compensation expense during the years ended December 31, 2010, 2009, and 2008, respectively.

Purchases of equity securities by the issuer and affiliated purchasers

In February 2011, the Group announced that its Board of Directors had approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30 million of its outstanding shares of common stock. Any shares of common stock repurchased are to be held by the Group as treasury shares. The new program replaced the prior $15.0 million program, that had unused repurchase authority of $11.3 million as of December 31, 2010, which will no longer be available. There were no repurchases under the previous program in 2009 or 2010.

Stock Performance Graph

The graph below compares the Group’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russel 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2005, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Oriental Financial Group Inc.	100.00	109.42	118.69	56.07	102.05	119.56

Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

SNL Bank	100.00	116.98	90.90	51.87	51.33	57.52

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

ORIENTAL FINANCIAL GROUP INC.

SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2010, 2009, 2008, 2007 AND 2006

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

EARNINGS DATA:
Interest income	$303,801	$319,480	$339,039	$289,364	$232,311
Interest expense	168,601	188,468	227,728	215,634	188,185

Net interest income	135,200	131,012	111,311	73,730	44,126
Provision for non-covered loan and lease losses	15,914	15,650	8,860	6,550	4,388
Provision for covered loan and lease losses, net	6,282	—	—	—	—

Net interest income after provision for loan and lease losses	113,004	115,362	102,451	67,180	39,738
Non-interest income (loss)	5,130	(2,067)	(12,242)	42,502	17,238
Non-interest expenses	112,598	83,378	72,742	66,859	63,713

Income before taxes	5,536	29,917	17,467	42,823	(6,737)
Income tax expense (benefit)	(4,298)	6,972	(9,323)	1,558	(1,631)

Net income (loss)	9,834	22,945	26,790	41,265	(5,106)
Less: Dividends on preferred stock	(5,334)	(4,802)	(4,802)	(4,802)	(4,802)
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	—	—	—

Income available (loss) to common shareholders	$(18,211)	$18,143	$21,988	$36,463	$(9,908)

PER SHARE DATA:
Basic	$(0.50)	$0.75	$0.91	$1.50	$(0.40)

Diluted	$(0.50)	$0.75	$0.90	$1.50	$(0.40)

Average common shares outstanding and equivalents	36,810	24,306	24,327	24,367	24,663

Book value per common share	$14.33	$10.82	$7.96	$12.08	$10.98

Market price at end of period	$12.49	$10.80	$6.05	$13.41	$12.95

Cash dividends declared per common share	$0.17	$0.16	$0.56	$0.56	$0.56

Cash dividends declared on common shares	$6,820	$3,888	$13,608	$13,611	$13,753

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.14%	0.35%	0.43%	0.76%	−0.11%

Return on average common equity (ROE)	−3.63%	7.16%	9.51%	13.52%	−3.59%

Equity-to-assets ratio	10.01%	5.04%	4.21%	5.99%	7.69%

Efficiency ratio	64.53%	51.74%	52.65%	65.93%	84.69%

Expense ratio	1.14%	0.87%	0.77%	0.77%	0.73%

Interest rate spread	2.17%	2.00%	1.62%	1.27%	0.70%

Interest rate margin	2.11%	2.14%	1.86%	1.44%	0.98%

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$4,413,957	$4,974,269	$3,945,626	$4,585,610	$2,992,236
Non-covered loans	1,151,838	1,140,069	1,219,112	1,179,566	1,212,370
Covered loans	620,732	—	—	—	—
Securities and loans sold but not yet delivered	—	—	834,976	—	6,430

	$6,186,527	$6,114,338	$5,999,714	$5,765,176	$4,211,036
Deposits and borrowings
Deposits	$2,588,887	$1,745,501	$1,785,300	$1,246,420	$1,232,988
Securities sold under agreements to repurchase	3,456,781	3,557,308	3,761,121	3,861,411	2,535,923
Other borrowings	466,140	472,888	373,718	395,441	247,140
Securities purchased but not yet received	—	413,359	398	111,431	—

	$6,511,808	$6,189,056	$5,920,537	$5,614,703	$4,016,051
Stockholders’ equity
Preferred equity	68,000	68,000	68,000	68,000	68,000
Common equity	664,331	262,166	193,317	291,461	268,426

	$732,331	$330,166	$261,317	$359,461	$336,426

Capital ratios
Leverage capital	9.56%	6.52%	6.38%	6.69%	8.42%

Tier 1 risk-based capital	30.98%	18.79%	17.11%	18.59%	21.57%

Total risk-based capital	32.26%	19.84%	17.73%	19.06%	22.04%

Other ratios
Tangible common equity to total assets	9.02%	3.97%	3.08%	4.82%	6.09%

Tangible common equity to total risk weighted assets	29.23%	11.79%	8.40%	13.48%	12.49%

Total equity to total assets	10.01%	5.04%	4.21%	5.99%	7.70%

Total equity to risk weighted assets	32.47%	14.96%	11.47%	16.74%	15.78%

Financial assets managed
Trust assets managed	$2,175,270	$1,818,498	$1,706,286	$1,962,226	$1,848,596

Broker-dealer assets gathered	$1,695,635	$1,269,284	$1,195,739	$1,281,168	$1,143,668

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

Consolidated Ratios of Earnings to Combined	Year Ended December 31,
Fixed Charges and Preferred Stock Dividends:	2010		2009		2008		2007		2006

Excluding Interest on Deposits	(A	)	1.18	x	1.07	x	1.22	x	(A	)
Including Interest on Deposits	(A	)	1.13	x	1.05	x	1.17	x	(A	)

(A)	In 2010 and 2006, earnings were not sufficient to cover preferred dividends, and the ratio was less than 1:1. The Group would have had to generate additional earnings of $15.0 million and $10.0 million to achieve a ratio of 1:1 in 2010 and 2006, respectively.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of the dates presented above, the Group had noncumulative perpetual preferred stock issued and outstanding amounting to $68.0 million, as follows: (1) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (2) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Group’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and related notes in Item 8. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

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

The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax operating income basis (defined as net interest income, less provision for non-covered loan and lease losses, plus banking and wealth management revenues, less non-interest expenses, and calculated on the accompanying table). The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax operating income, it is useful to state what the results of operations would have been without these so that investors can see the financial trends from the Group’s continuing business.

Tangible common equity consists of common equity less goodwill and core deposit intangibles. Management believes that the ratios of tangible common equity to total assets and to risk-weighted assets assist investors in analyzing the Group’s capital position.

Comparison of the years ended December 31, 2010 and 2009:

During the year ended December 31, 2010, the Group continued to perform well despite the turbulent credit market and the recession in Puerto Rico. Highlights of the year included:

•	Pre-tax operating income (net interest income after provision for non-covered loan and lease losses, core non-interest income from banking and wealth management revenues, less non-interest expenses) of approximately $46.0 million decreased 26.0% compared to $62.1 million in the previous year. Pre-tax operating income is calculated as follows:

	Year Ended December 31,
	2010	2009	2008

PRE-TAX OPERATING INCOME
Net interest income	$135,200	$131,012	$111,311
Less provision for non-covered loan and lease losses	(15,914)	(15,650)	(8,860)
Core non-interest income
Wealth management revenues	17,849	14,473	16,481
Banking service revenues	11,772	5,942	5,726
Mortgage banking activities	9,554	9,728	3,685
Investment banking revenues (losses)	118	(4)	950

Total core non-interest income	39,293	30,139	26,842
Less non-interest expenses	(112,598)	(83,378)	(72,742)

Total Pre-tax operating income	$45,981	$62,123	$56,551

•	With the FDIC-assisted acquisition on April 30, 2010, the Group added total loans with a fair value of $785.9 million. In addition to these loans, the Group acquired $10.1 million in Federal Home Loan Bank stock, foreclosed real estate and other repossessed properties of $17.7 million and recorded an FDIC loss-share indemnification asset of $545.2 million.

•	Net credit impairment of $6.3 million, attributable to various pools of loans covered under the shared-loss agreements with the FDIC, was recorded during the quarter ended December 31, 2010.

•	Net interest income increased 3.2%, to $135.2 million, due to an improvement in the net interest spread to 2.17% from 2.00%, primarily reflecting the addition of covered loans from the FDIC-assisted acquisition. In addition, the Group paid off a 4.39%, $100.0 million repurchase agreement that matured on August 16, 2010 and redeemed the $595.0 million remaining balance of its 0.88% note to the FDIC, which originated as part of the FDIC-assisted acquisition.

•	Core banking and wealth management revenues increased 30.4%, to $39.3 million, primarily reflecting a $5.8 million increase in banking service revenues, to $11.8 million and a $3.4 million increase in wealth management revenues, to $17.9 million.

•	Retail deposits, reflecting growth in both Group customers and core deposits assumed on the FDIC-assisted acquisition, grew 44.2% or $621.6 million, to $2.0 billion, enabling the Group to reduce higher cost deposits.

•	Non-interest expenses increased 35.0%, to $112.6 million, largely the result of expenses associated with the former Eurobank operations. As of year end 2010, the Group had achieved approximately 30% annualized Eurobank cost savings, as previously planned.

•	Results for the year also include gains on sales of agency securities of $15.0 million, and losses in derivative activities of $36.9 million.

•	Strategic decision in December 2010 to sell the remaining balance of the BALTA private label collateralized mortgage obligation (CMO). The proceeds from such sale amounted to approximately $63.5 million, which were slightly higher than the $63.2 million fair value at which this instrument was carried in books. This $300,000 difference represents a positive effect on stockholders’ equity of this transaction for the Group. A loss of

$22.8 million was recorded in the fourth quarter of 2010 for the difference between the amortized cost and the sales price.

•	In early January 2010, the Group sold $374.3 million of non-agency CMOs at a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.

•	After giving effect to these transactions approximately 98% of the Group’s investment securities portfolio consist of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government. This compares to 89% at December 31, 2009.

•	Stockholders’ equity increased $402.2 million, or 121.8%, to $732.3 million, at December 31, 2010, compared to a year ago. This increase reflects capital raises of $94.5 million in March 2010 and $189.4 million in April 2010, the net income for the year, and an improvement of approximately $119.7 million in the fair value of the investment securities portfolio.

•	On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs. The Group made a capital contribution of $93.0 million to its banking subsidiary.

•	On April 30, 2010, the Group issued 200,000 shares of Series C Preferred Stock, through a private placement. The preferred stock had a liquidation preference of $1,000 per share. The offering resulted in net proceeds of $189.4 million, after deducting offering costs. On May 13, 2010, the Group made a capital contribution of $179.0 million to its banking subsidiary. At a special meeting of shareholders of the Group held on June 30, 2010, the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share. The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a dividend of preferred stock.

Income Available (Loss) to Common Shareholders

For the year ended December 31, 2010, the Group’s loss to common shareholders totaled $18.2 million, compared to income available to common shareholders of $18.1 million a year-ago. Earnings per basic and fully diluted common share were ($0.50) and ($0.50), respectively, for the year ended December 31, 2010, compared to earnings per basic and fully diluted common share of $0.75, in the year ended December 31, 2009.

Return on Average Assets and Common Equity

Return on average common equity (ROE) for the year ended December 31, 2010 was (3.63%), down from 7.16% for the year ended December 31, 2009. Return on average assets (ROA) for the year ended December 31, 2010 was 0.14%, down from 0.35% for the year ended December 31, 2009. The decrease is mostly due to a 57.1% decrease in net income from $22.9 million in the year ended December 31, 2009 to $9.8 million in 2010.

Net Interest Income after Provision for Loan and Lease Losses

Net interest income after provision for loan and lease losses decreased 2.0% for the year ended December 31, 2010, totaling $113.0 million, compared with $115.3 million last year. Decrease is mostly due to the provision for covered loan and lease losses amounting to $6.3 million, attributable to credit impairment in various pools of loans covered under the shared-loss agreements with the FDIC. Taking out this provision from the total amount, the growth in net interest income reflects the significant reduction in cost of funds, which has declined more rapidly than the yield on interest-earning assets.

Non-Interest Expenses

Non-interest expenses increased 35.0% to $112.6 million for the year ended December 31, 2010, compared to $83.4 million in the previous year, largely the result of expenses associated with the former Eurobank operations, resulting in an efficiency ratio of 64.53% for the year ended December 31, 2010 (compared to 51.74% for the year ended December 31, 2009).

Income Tax Expense (Benefit)

Income tax benefit was $4.3 million for 2010, compared to an income tax expense of $7.0 million for 2009.

Assets Managed

Assets managed by the trust division, the pension plan administration subsidiary, and the broker-dealer subsidiary increased from $3.088 billion as of December 31, 2009 to $3.871 billion as of December 31, 2010. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At December 31, 2010, total assets managed by the Group’s trust division and CPC amounted to $2.175 billion, compared to $1.819 billion at December 31, 2009. At December 31, 2010, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.696 billion, compared to $1.269 billion at December 31, 2009.

Interest Earning Assets

The investment portfolio amounted to $4.414 billion at December 31, 2010, an 11.3% decrease compared to $4.974 billion at December 31, 2009, while the loan portfolio increased 55.5% to $1.773 billion at December 31, 2010, compared to $1.140 billion at December 31, 2009. The increase in assets owned is mostly due to assets acquired as part of the FDIC-assisted acquisition on April 30, 2010 with total fair value of $909.9 million at acquisition date.

The mortgage loan portfolio totaled $872.5 million at December 31, 2010, a 5.1% decrease from $918.9 million at December 31, 2009. Mortgage loan production for the year ended December 31, 2010, totaled $220.3 million, which represents a decrease of 9.6% from the preceding year. The Group sells most of its conforming mortgages, which represented 89% of 2010 production, into the secondary market, retaining servicing rights.

During the quarter ended December 31, 2010, the Group purchased FNMA and FHLMC certificates and categorized these as held-to-maturity. At December 31, 2010 the Group’s investment in held-to-maturity FNMA and FHLMC certificates was $689.9 million.

Interest Bearing Liabilities

Total deposits amounted to $2.589 billion at December 31, 2010, an increase of 48.3% compared to $1.746 billion at December 31, 2009, reflecting growth in both Group customers and core deposits assumed on the FDIC-assisted acquisition. Core deposits assumed on the FDIC-assisted acquisition had a fair value of $729.6 million at April 30, 2010.

The Group paid off a 4.39%, $100.0 million repurchase agreement that matured on August 16, 2010 and redeemed the $595.0 million remaining balance of its 0.88% note to the FDIC, which originated as part of the FDIC-assisted acquisition.

Stockholders’ Equity

Stockholders’ equity at December 31, 2010, was $732.3 million, compared to $330.2 million at December 31, 2009, an increase of $402.2 million or 121.8%. This increase reflects issuances of common and preferred stock, the net income for the year, and an improvement of approximately $119.7 million in the fair value of investment securities portfolio.

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at December 31, 2010 increased to 29.23% and 32.47%, respectively, from 11.79% and 14.96% respectively, at December 31, 2009.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2010, Tier 1 Leverage Capital Ratio was 9.56% (2.39 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 30.98% (7.75 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 32.26% (4.04 times the requirement of 8.00%).

Wealth Management and Banking Franchise

The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as the Group expanded market share in light of the FDIC-assisted acquisition and the Group’s service proposition and capital strength, as opposed to using rates to attract loans or deposits.

Lending

Total loan production and purchases of $371.6 million for the year remained strong compared to $323.3 million in the previous year, as the Group’s capital levels and low credit losses enabled it to continue prudent lending.

The Group sells most of its conforming mortgages, which represented 89% of 2010 production, into the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Deposits

Retail deposits, reflecting growth in both Group customers and core deposits assumed on the FDIC-assisted acquisition, grew 44.2% or $621.6 million, to $2.0 billion, enabling the Group to reduce higher cost deposits. Higher cost brokered deposits and other wholesale institutional deposits also increased 36.8% and 107.6%, respectively, to $278.0 million and $283.7 million, respectively, in December 31, 2010, from $203.3 million and $136.7 million, respectively, in December 31, 2009.

Assets Under Management

Total client assets managed increased 25.4%, to $3.871 billion as of December 31, 2010, as a result of the FDIC-assisted acquisition and the opening of new trust, Keogh, 401K and wealth management accounts.

Credit Quality on Non-Covered Loans

Net credit losses increased $1.1 million, to $7.6 million, representing 0.67% of average non-covered loans outstanding, versus 0.57% in 2009. The allowance for loan and lease losses on non-covered loans increased to $31.4 million (2.66% of total non-covered loans) at December 31, 2010, compared to $23.3 million (2.00% of total non-covered loans) a year ago.

Non-performing loans (“NPLs”) increased 17.7% or $18.4 million in the year. The Group’s NPLs generally reflect the recessionary economic environment in Puerto Rico. Nonetheless, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of all loans are collateralized by real estate. Covered loans are considered to be performing due to the application of the accretion method under the ASC 310-30, as discussed in Note 2, “FDIC-assisted acquisition.”

The Investment Securities Portfolio

Results for the year also include gains on sales of agency securities of $15.0 million, and losses in derivative activities of $36.9 million.

In December 2010, the Group made the strategic decision to sell the remaining balance of the BALTA private label CMO. The proceeds from such sale amounted to $63.2 million. A loss of $22.8 million was recorded in the fourth quarter of 2010 for the difference between the amortized cost and the sales price.

In early January 2010, the Group sold $374.3 million of non-agency CMOs at a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.

After giving effect to these transactions approximately 98% of the Group’s investment securities portfolio consist of fixed-rate mortgage-backed securities or notes guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government. This compares to 89% at December 31, 2009.

Comparison of the years ended December 31, 2009 and 2008:

Highlights of the year ended December 31, 2009 compared to December 31, 2008 included:

•	Pre-tax operating income (net interest income after provision for loan losses, core non-interest income from banking and wealth management revenues, less non-interest expenses) of approximately $62.1 million increased 9.9% compared to $56.6 million in the previous year.

•	Net interest income increased 17.7%, to $131.0 million, due to an improvement in the net interest margin to 2.14% from 1.86%, primarily reflecting lower cost of funds.

•	Core banking and wealth management revenues increased 12.3%, to $30.1 million, primarily reflecting a $6.0 million increase in mortgage banking activities, to $9.7 million.

•	Retail deposits, benefiting from expanded market share, grew 29.8% or $323.0 million, to $1.4 billion, enabling the Group to reduce higher cost deposits.

•	Higher cost brokered deposits decreased 60.8% or $315.2 million, and other wholesale institutional deposits decreased 25.8% or $47.6 million.

•	Non-interest expenses increased 14.6%, to $83.4 million, largely the result of the industry-wide increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments.

•	Results for the year also include gains on: (i) sales of agency securities of $78.3 million, (ii) derivative activities of $28.9 million, and (iii) trading activities of $12.6 million.

•	In December 2009, the Group made the strategic decision to sell $116.0 million of CDOs at a loss of $73.9 million, including non-credit portion of impairment value previously recorded as unrealized loss in other comprehensive loss.

•	For the same strategic reasons, in early January 2010, the Group sold $374.3 million of non-agency CMOs at a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.

•	After giving effect to these transactions approximately 96% of the Group’s investment securities portfolio consist of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government. This compares to 85% at September 30, 2009.

•	Stockholders’ equity increased $68.8 million or 26.3%, to $330.2 million, at December 31, 2009, compared to a year ago, due to earnings retention and improved mark to market valuation of the Group’s investment securities portfolio.

TABLE 1 — YEAR-TO-DATE ANALYSIS OF NET INTEREST
INCOME AND CHANGES DUE TO VOLUME/RATE
For the Years Ended December 31, 2010 and 2009

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$303,801	$319,480	4.74%	5.22%	$6,412,600	$6,117,104
Tax equivalent adjustment	99,071	105,407	1.54%	1.72%	—	—

Interest-earning assets — tax equivalent	402,872	424,887	6.28%	6.94%	6,412,600	6,117,104
Interest-bearing liabilities	168,601	188,468	2.57%	3.22%	6,561,223	5,859,249

Tax equivalent net interest income / spread	234,271	236,419	3.71%	3.72%	(148,623)	257,855

Tax equivalent interest rate margin			3.65%	3.86%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	187,930	244,815	4.03%	5.11%	4,661,483	4,792,378
Trading securities	6	940	2.11%	3.69%	284	25,441
Money market investments	397	570	0.42%	0.47%	93,943	120,395

	188,333	246,325	3.96%	4.99%	4,755,710	4,938,214

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	56,406	60,743	6.11%	6.27%	923,345	968,400
Commercial	12,022	10,437	5.83%	5.49%	206,090	189,951
Leasing	319	—	6.22%	0.00%	5,129	—
Consumer	2,563	1,975	9.24%	9.62%	27,735	20,539

	71,310	73,155	6.14%	6.21%	1,162,299	1,178,890

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	10,029	—	7.66%	—	130,863	—
Commercial and construction	23,331	—	8.36%	—	278,925	—
Leasing	9,280	—	13.11%	—	70,770	—
Consumer	1,518	—	10.82%	—	14,033	—

	44,158	—	8.93%	—	494,591	—

Total loans	115,468	73,155	6.97%	6.21%	1,656,890	1,178,890

Total interest earning assets	303,801	319,480	4.74%	5.22%	6,412,600	6,117,104

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	136,738	46,750
Now accounts	14,826	17,205	2.14%	2.92%	692,906	588,219
Savings and money market	3,055	910	1.67%	1.43%	182,973	63,439
Certificates of deposit	30,654	36,578	2.40%	3.49%	1,276,550	1,047,634

	48,535	54,693	2.12%	3.13%	2,289,167	1,746,042

Borrowings:
Securities sold under agreements to repurchase	100,609	116,755	2.84%	3.19%	3,545,926	3,659,442
Advances from FHLB and other borrowings	12,248	12,380	3.77%	3.76%	324,847	328,969
FDIC-guaranteed term notes	4,084	3,175	3.87%	3.58%	105,597	88,713
Purchase money note issued to the FDIC	1,887	—	0.73%	—	259,603	—
Subordinated capital notes	1,238	1,465	3.43%	4.06%	36,083	36,083

	120,066	133,775	2.81%	3.25%	4,272,056	4,113,207

Total interest bearing liabilities	168,601	188,468	2.57%	3.22%	6,561,223	5,859,249

Net interest income/spread	$135,200	$131,012	2.17%	2.00%

Interest rate margin			2.11%	2.14%

Excess of average interest-earning assets over average interest-bearing liabilities					$(148,623)	$257,855

Average interest-earning assets to average interest- bearing liabilities ratio					97.73%	104.40%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total

Interest Income:
Investments	$(9,104)	$(48,888)	$(57,992)
Loans	43,128	(815)	42,313

	34,024	(49,703)	(15,679)

Interest Expense:
Deposits	8,844	(15,002)	(6,158)
Repurchase agreements	(3,622)	(12,524)	(16,146)
Other borrowings	2,366	71	2,437

	7,588	(27,455)	(19,867)

Net Interest Income	$26,436	$(22,248)	$4,188

TABLE 1 A — ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:
For the Years Ended December 31, 2009 and 2008

	Interest		Average rate		Average balance
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

A — TAX EQUIVALENT SPREAD
Interest-earning assets	$319,480	$339,039	5.22%	5.68%	$6,117,104	$5,973,225
Tax equivalent adjustment	105,407	112,077	1.72%	1.88%	—	—

Interest-earning assets — tax equivalent	424,887	451,116	6.94%	7.56%	6,117,104	5,973,225
Interest-bearing liabilities	188,468	227,728	3.22%	4.06%	5,859,249	5,602,622

Tax equivalent net interest income / spread	$236,419	$223,388	3.72%	3.50%	$257,855	$370,603

Tax equivalent interest rate margin			3.86%	3.74%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$244,815	$257,947	5.11%	5.49%	$4,792,378	$4,702,428
Trading securities	940	20	3.69%	3.70%	25,441	540
Money market investments	570	1,907	0.47%	3.35%	120,395	56,856

	246,325	259,874	4.99%	5.46%	4,938,214	4,759,824

Loans:
Mortgage	60,743	66,087	6.27%	6.44%	968,400	1,026,779
Commercial	10,437	10,610	5.49%	6.57%	189,951	161,541
Consumer	1,975	2,468	9.62%	9.84%	20,539	25,081

	73,155	79,165	6.21%	6.52%	1,178,890	1,213,401

	319,480	339,039	5.22%	5.68%	6,117,104	5,973,225

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	46,750	36,697
Now accounts	17,205	4,197	2.92%	2.44%	588,219	171,725
Savings	910	10,199	1.43%	3.36%	63,439	303,298
Certificates of deposit	36,578	35,385	3.49%	3.96%	1,047,634	894,209

	54,693	49,781	3.13%	3.54%	1,746,042	1,405,929

Borrowings:
Repurchase agreements	115,653	161,363	3.16%	4.25%	3,659,442	3,800,673
Interest rate risk management	1,102	—	0.03%	—	—	—

Total repurchase agreements	116,755	161,363	3.19%	4.25%	3,659,442	3,800,673
FHLB advances	12,074	13,457	4.18%	4.20%	288,830	320,594
Subordinated capital notes	1,465	2,304	4.06%	6.39%	36,083	36,083
FDIC-guaranteed term notes	3,175	—	3.58%	—	88,713	—
Other borrowings	306	823	0.76%	2.09%	40,139	39,343

	133,775	177,947	3.25%	4.24%	4,113,207	4,196,693

	188,468	227,728	3.22%	4.06%	5,859,249	5,602,622

Net interest income/spread	$131,012	$111,311	2.00%	1.62%

Interest rate margin			2.14%	1.86%

Excess of interest-earning assets over interest-bearing liabilities					$257,855	$370,603

Interest-earning assets over interest-bearing liabilities ratio					104.40%	106.61%

C.	CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total

Interest Income:
Investments	$8,898	$(22,447)	$(13,549)
Loans	(2,139)	(3,871)	(6,010)

	6,759	(26,318)	(19,559)

Interest Expense:
Deposits	10,654	(5,742)	4,912
Repurchase agreements	(4,506)	(40,102)	(44,608)
Other borrowings	2,166	(1,730)	436

	8,314	(47,574)	(39,260)

Net Interest Income	$(1,555)	$21,256	$19,701

Net Interest Income

Comparison of the years ended December 31, 2010 and 2009:

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this report, the Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2010 and 2009.

Net interest income amounted to $135.2 million for the year ended December 31, 2010, an increase of 3.1% from $131.0 million in the same period of 2009. The increase for the year 2010 reflects a 10.5% decrease in interest expense, due to a negative rate variance of interest-bearing liabilities of $27.5 million, partially offset by a positive volume variance of interest-bearing liabilities of $7.6 million. The decrease of 4.9% in interest income for the year ended December 31, 2010 was primarily the result of a decrease of $49.7 million in rate variance, partially offset by an increase of $34.0 million in volume variance. Interest rate spread increased 17 basis points to 2.17% for the year ended December 31, 2010 from 2.0% for the same period of 2009. This increase reflects a 65 basis point decrease in the average cost of funds to 2.57% for the year ended December 31, 2010 from 3.22% for the same period of 2009, partially offset by a 48 basis point decrease in the average yield of interest earning assets to 4.74% for the year ended December 31, 2010 from 5.22% for the same period of 2009.

Interest income decreased 4.9% to $303.8 million for the year ended December 31, 2010, as compared to $319.5 million for the period of 2009, reflecting the decrease in yields. Interest income is generated by investment securities, which accounted for 62.0% of total interest income, and from loans, which accounted for 38.0% of total interest income. Interest income from investments decreased 23.5% to $188.3 million, due to a decrease in yield of 103 basis points from 4.99% to 3.96%. Decline of $36.5 million during the current year in interest income from mortgage-backed securities was primarily due to higher premium amortization, reflecting increases in pre-payment as well as lower average yield on recently purchased securities. Interest income from loans increased 57.8% to $115.5 million, mainly due to the contribution of loans acquired.

On April 30, 2010, the Bank acquired certain assets with a book value of $1.690 billion and a fair value of $909.9 million and assumed certain deposits and other liabilities with a book value of $731.9 million and a fair value of $739.0 million in the FDIC-assisted acquisition of Eurobank. Considering covered loans, the loan portfolio yield increased from 6.21% in 2009 to 6.97% in 2010.

Interest expense decreased 10.5%, to $168.6 million for the year ended December 31, 2010, from $188.5 million for the same period of 2009. The decrease is due to a significant reduction in cost of funds, which decreased 65 basis points from 3.22% to 2.57%. Reduction in the cost of funds is mostly due to a reduction in the rate paid on deposits, mainly due to the certificates of deposit assumed in the FDIC-assisted acquisition, which were recorded at fair value at the acquisition date. In addition, the reduction in cost of funds was also affected by the maturity of $100.0 million in securities sold under agreements to repurchase that occurred in August 2010. For the year 2010 the cost of deposits decreased 101 basis points to 2.12%, as compared to the period of 2009. For the year 2010 the cost of borrowings decreased 44 basis points to 2.81% from 3.25% in the same period of 2009. The net interest income also benefitted from a reduction in the interest expense with reductions of $13.7 million in securities sold under agreements to repurchase, and $6.2 million on deposits.

Comparison of the years ended December 31, 2009 and 2008:

Table 1A shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2009 and 2008.

Net interest income amounted to $131.0 million for the year ended December 31, 2009, an increase of 17.7% from $111.3 million in the same period of 2008. The increase for the year 2009 reflects a 17.2% decrease in interest expense, due to a negative rate variance of interest-bearing liabilities of $47.6 million, partially offset by a positive volume variance of interest-bearing liabilities of $8.3 million. The decrease of 5.8% in interest income for the year ended December 31, 2009 was primarily the result of a decrease of $26.3 million in rate variance, partially offset by an increase of $6.8 million in volume variance. Interest rate spread increased 38 basis points to 2.0% for the year ended December 31, 2009 from 1.62% for the same period of 2008. This increase reflects a 84 basis point decrease in the average cost of funds to 3.22% for the year ended December 31, 2009 from 4.06% for the same period of 2008, partially offset by a 46 basis point decrease in the average yield of interest earning assets to 5.22% for the year ended December 31, 2009 from 5.68% for the same period of 2008.

Interest income decreased 5.8% to $319.5 million for the year ended December 31, 2009, as compared to $339.0 million for the period of 2008, reflecting the decrease in yields. Interest income is generated by investment securities, which accounted for 77.1% of total interest income, and from loans, which accounted for 22.9% of total interest income. Interest income from investments decreased 5.2% to $246.3 million, due to a decrease in yield of 47 basis points from 5.46% to 4.99%. Interest income from loans decreased 7.7% to $73.1 million, mainly due to a 47.2% increase in loans on which the accrual of interest has been discontinued, which grew to $57.1 million from $38.8 million. In addition, yields on loans decreased from 6.52% in 2008 to 6.21% in 2009.

Interest expense decreased 17.2%, to $188.5 million for the year ended December 31, 2009, from $227.7 million for the same period of 2008. The decrease is due to a significant reduction in cost of funds, which has decreased 84 basis points from 4.06% to 3.25%. Reduction in the cost of funds is mostly due to structured repurchase agreements amounting to $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year swap rate and the two-year swap rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% to at least their next put dates scheduled for June 2011. For the year 2009 the cost of deposits decreased 41 basis points to 3.13%, as compared to the period of 2008. The decrease reflects lower average rates paid on higher balances, most significantly in savings and certificates of deposit accounts. For the year 2009 the cost of borrowings decreased 99 basis points to 3.25% from the same period of 2008.

TABLE 2 — NON-INTEREST INCOME(LOSS) SUMMARY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	Variance %	2008
	(Dollars in thousands)

Wealth management revenues	$17,849	$14,473	23.3%	$16,481
Banking service revenues	11,772	5,942	98.1%	5,726
Investment banking revenues (losses)	118	(4)	−100.0%	950
Mortgage banking activities	9,554	9,728	−1.8%	3,685

Total banking and wealth management revenues	39,293	30,139	30.4%	26,842

Total other-than-temporarily impaired securities	(39,674)	(101,472)	−60.9%	(58,804)
Portion of loss on securities recognized in other comprehensive income	22,508	41,398	−45.6%	—

Other-than-temporary impairments on securities	(17,166)	(60,074)	−71.4%	(58,804)
Accretion of FDIC loss-share indemnification asset	4,330	—	100.0%	—
Fair value adjustment on FDIC equity appreciation instrument	909	—	100.0%	—
Net gain (loss) on:
Sale of securities	15,032	4,385	242.8%	35,070
Derivatives	(36,891)	28,927	−227.5%	(12,943)
Early extinguishment of repurchase agreements	—	(17,551)	−100.0%	—
Mortgage tax credits	—	—	0.0%	(2,480)
Trading securities	23	12,564	−99.8%	(13)
Foreclosed real estate	(524)	(570)	−8.1%	(670)
Other	124	113	9.7%	756

	(34,163)	(32,206)	6.1%	(39,084)

Total non-interest income (loss)	$5,130	$(2,067)	−348.2%	$(12,242)

Non-Interest Income

Comparison of the years ended December 31, 2010 and 2009:

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities. As shown in Table 2, the Group recorded non-interest income in the amount of $5.1 million for the year ended December 31, 2010, compared to a loss of $2.0 million during 2009.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage and insurance activities, increased 23.3%, to $17.8 million in the year ended December 31, 2010, from $14.4 million in the same period of 2009. Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 98.1% to $11.8 million in the year ended December 31, 2010, from $5.9 million in the same period of 2009. These increases are attributable to increases in electronic banking service fees and fees generated from the customers of former Eurobank banking business.

Income generated from mortgage banking activities decreased 1.8% in the year ended December 31, 2010, from $9.7 million in the year ended December 31, 2009, to $9.6 million in the same period of 2010 mainly the result of a decrease in residential mortgage loan production.

For the year ended December 31, 2010, a loss from securities, derivatives, trading activities and other investment activities was $39.0 million, compared to a loss of $14.2 million in the same period of 2009. The decrease was mostly due to net loss of $36.9 million in derivatives during the year ended December 31, 2010, compared with gains of $28.9 million in the same period in 2009.

Net loss on derivative activities of $36.9 million in 2010 mainly reflected realized losses of $42.0 million due to the terminations of forward-settle swaps. These terminations allowed the Group to enter into new swap contracts, while effectively reducing the interest rate of the pay-fixed side of such swaps, from an average cost of 3.53% to an average cost of 1.83%. These swaps will enable the Group to fix, at 1.83%, the cost of $1.25 billion in repurchase agreements funding ($900 million maturing in December 2011 and $350 million maturing in May 2012) that currently have a blended cost of approximately 4.40%. These losses were partially offset, mainly by a gain of approximately $6.0 million in the valuation of interest rate swaps and options outstanding as of December 31, 2010.

Keeping with the Group’s investment strategy, during the years ended December 31, 2010 and 2009, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated net gains of $15.0 million for the year ended December 31, 2010, increased 242.8% when compared to $4.4 million for the same period a year ago. Net gains for the year ended December 31, 2010 included gains of $4.7 million in sales of Obligations of U.S. government sponsored agencies and gains of $33.1 million in sales of FNMA, FHLMC, and GNMA mortgage-backed securities. The gains realized during the year in the sales of securities available-for-sale allowed the Group to make the strategic decision to sell the remaining balance of the BALTA private label collateralized mortgage obligation (CMO) in December 2010. The proceeds from such sale amounted to approximately $63.2 million. A loss of $22.8 million was recorded in the fourth quarter for the difference between the security’s amortized cost and the sales price.

During 2010, a gain of $23 thousand was recognized in trading securities, compared to a gain of $12.6 million in the previous year.

During 2010 and 2009, the Group recorded other-than-temporary impairment losses of $17.2 million and $60.1 million, respectively, for non-agency CMO pools sold during 2010.

Comparison of the years ended December 31, 2009 and 2008:

As shown in Table 2, the Group recorded a loss in non-interest income in the amount of $2.0 million for the year ended December 31, 2009, compared to a loss of $12.2 million in 2008.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage and insurance activities, decreased 12.2%, to $14.5 million in the year ended December 31, 2009, from $16.5 million in the same period of 2008. Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 5.1% to $6.0 million in the year ended December 31, 2009, from $5.7 million in the same period of 2008. Income generated from mortgage banking activities increased 164.0% in the year ended December 31, 2009, from $3.7 million in the year ended December 31, 2008, to $9.7 million in the same period of 2009 mainly the result of increased mortgage banking revenues due to the securitization and sale of mortgage loans held-for-sale into the secondary market and increase in residential mortgage loan production.

For the year ended December 31, 2009, a loss from securities, derivatives, trading activities and other investment activities was $32.2 million, compared to a loss of $39.1 million in the same period of 2008. During the year ended December 31, 2009, a gain of $28.9 million was recognized in derivatives, compared to a loss of $12.9 million in the year 2008. Gains for the year ended December 31, 2009, were mainly due to several interest-rate swap contracts that the Group entered to manage its interest rate risk exposure, which were terminated before December 31, 2009. During the third quarter of 2008, the Group charged $4.9 million as a loss in connection with equity indexed option agreements. Results for the year ended December 31, 2008 include an interest-rate swap contract that the Group entered into on January 2008 to manage the Group’s interest rate risk exposure with a notional amount of $500.0 million, which was subsequently terminated resulting in a loss to the Group of approximately $7.9 million.

Keeping with the Group’s investment strategy, during the year ended December 31, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Sale of securities available-for-sale, which generated gains of $4.4 million for the year ended December 31, 2009, decreased 87.5% when compared to $35.1 million for the same period a year ago. Benefitting from the strategic positioning of its investment securities portfolio, the Group made the strategic decision to sell $116.0 million of CDOs at a loss of $73.9 million, including non-credit portion of impairment value previously recorded as unrealized loss in other comprehensive loss. For the same strategic reasons, in early January 2010, the Group sold $374.3 million of non-agency CMOs at a loss of $45.8 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009. During the year ended December 31, 2009, a gain of $12.6 million was recognized in trading securities, compared to a loss of $13 thousand in the previous year. During 2009 and 2008, the Group recorded other-than-temporary impairment losses of $60.1 million and $58.8 million, respectively.

The Group adopted the provisions of FASB ASC 320-10-65-1 as of April 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost, the Group does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses. These provisions require that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. As a result of the adoption of FASB ASC 320-10-65-1, in the year 2009 a $60.1 million net credit-related impairment loss was recognized in earnings and a $41.4 million noncredit-related impairment loss was recognized in other comprehensive income for a non-agency collateralized mortgage obligation pool not expected to be sold. Also, during the second quarter of 2009, the Group reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the third quarter of 2008. This reclassification was reflected as a cumulative effect adjustment of $14.4 million that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of this non-agency collateralized mortgage obligation pool for which other-than-temporary impairment losses was recognized in the third quarter of 2008 was adjusted by the amount of the cumulative effect adjustment.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Year Ended December 31,
	2010	2009	Variance %	2008
	(Dollars in thousands)

Compensation and employee benefits	$41,723	$32,020	30.3%	$30,572
Occupancy and equipment	18,556	14,763	25.7%	13,843
Professional and service fees	16,491	10,379	58.9%	9,203
Insurance	7,006	7,233	−3.1%	2,421
Taxes, other than payroll and income taxes	5,106	3,004	70.0%	2,514
Advertising and business promotion	4,978	4,208	18.3%	3,970
Electronic banking charges	4,504	2,194	105.3%	1,726
Loan servicing and clearing expenses	3,051	2,390	27.7%	2,633
Foreclosure and repossession expenses	2,830	929	204.6%	637
Communication	2,561	1,567	63.4%	1,292
Director and investors relations	1,463	1,374	6.5%	1,159
Other operating expenses	4,329	3,317	30.5%	2,772

Total non-interest expenses	$112,598	$83,378	35.0%	$72,742

Relevant ratios and data:
Efficiency ratio	64.53%	51.74%		52.65%

Expense ratio	1.14%	0.87%		0.77%

Compensation and benefits to non- interest expense	37.05%	38.40%		42.03%

Compensation to total assets owned	0.57%	0.49%		0.50%

Average number of employees	725	541		537

Average compensation per employee	$57.5	$59.2		$56.9

Assets owned per average employee	$10,087	$12,109		$11,552

Non-Interest Expenses

Comparison of the years ended December 31, 2010 and 2009:

Non-interest expenses for the year ended December 31, 2010 increased 35.0% to $112.6 million, compared to $83.4 million for the same period of 2009. The increase in non-interest expense is primarily driven by higher compensation and employees’ benefits, professional services fees, and occupancy and equipment expenses.

Compensation and employee benefits increased 30.3% to $41.7 million from $32.0 million in the year ended December 31, 2009. The increase is mainly driven by the integration of employees of Eurobank since April 30, 2010. This factor represented an increase of approximately $7.2 million in payroll for the year ended December 31, 2010.

Occupancy and equipment expense increased 25.7% to $18.6 million in the year ended December 31, 2010. The increase is mainly driven by the integration of branches of Eurobank since April 30, 2010. This factor represented an increase of approximately $3.4 million in occupancy and equipment for the year ended December 31, 2010.

Professional and service fees increased 58.9% for the year ended December 31, 2010, mainly due to servicing expenses during the year for certain commercial and construction loans acquired from the FDIC-assisted acquisition amounting to $5.2 million. This fluctuation is also affected by a one-time professional expense amounting to approximately $1.2 million, as part of the FDIC-assisted acquisition.

Increases in taxes, other than payroll and income taxes of 70.0% for the year ended December 31, 2010 as compared to same period of 2009, are principally due to increase in municipal license tax, based on business volume and assets, which increased compared to previous year. The increase in overall business volume and asset is also related to the addition of new branches and the assets acquired in the FDIC-assisted acquisition.

Increase in electronic banking charges of 105.3% for the year ended December 31, 2010 against the same period of 2009, are mainly due to increase in point-of-sale (“POS”) transactions, in addition to Eurobank’s increased transactions as the result of the Group’s commercial POS cash management business.

In the year ended December 31, 2010, advertising and business promotion expenses, loan servicing and clearing expenses, communication expenses, director and investor relations expenses, foreclosure and repossession expenses, and other operating expenses increased 18.3%, 27.7%, 63.4%, 6.5%, 204.6% and 68.6%, respectively, compared to the year ended December 31, 2009.

The non-interest expense results reflect an efficiency ratio of 64.53% for the year ended December 31, 2010, compared to 51.74% in 2009. The efficiency ratio measures how much of a Group’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to net losses of $34.2 million and $32.2 million for the years ended December 31, 2010 and 2009, respectively.

Comparison of the years ended December 31, 2009 and 2008:

Non-interest expenses for the year ended December 31, 2009 increased 14.6% to $83.4 million, compared to $72.7 million for the same period of 2008, primarily as a result of higher insurance expense, compensation and employees’ benefits, professional services fees, and occupancy and equipment. During the year ended December 31, 2009, insurance expense increased 198.8% to $7.2 million from $2.4 million, as the result of the industry-wide increase in FDIC insurance assessments. Compensation and employees’ benefits increased 4.6% to $32.0 million from $30.6 million in the year ended December 31, 2008. Professional fees increased 13.3% from $9.2 million in the year ended December 31, 2008 to $10.4 million in the year ended December 31, 2009. Occupancy and equipment increased 6.6% from $13.8 million in the year ended December 31, 2008 to $14.8 million in the year ended December 31, 2009. In the year ended December 31, 2009, taxes, other than payroll and income taxes, electronic banking charges, communication, loan servicing expenses, director and investor relations expenses, and other operating expenses increased 19.5%, 27.1%, 21.3%, 14.7%, 18.6% and 13.6%, respectively, compared to the year ended December 31, 2008.

The non-interest expense results reflect an efficiency ratio of 51.74% for the year ended December 31, 2009, compared to 52.65% in 2008. The efficiency ratio measures how much of a Group’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permit greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to net losses of $32.2 million and $39.1 million for the years ended December 31, 2009 and 2008, respectively.

Provision for Loan and Lease Losses

Comparison of the years ended December 31, 2010 and 2009:

The provision for non-covered loan and lease losses for the year ended December 31, 2010 totaled $15.9 million, a 1.7% increase from the $15.7 million reported for 2009. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2010 was adequate in order to maintain the allowance for loan and lease losses at an adequate level.

Net credit losses increased $1.1 million, to $7.8 million, representing 0.67% of average non-covered loans outstanding, versus 0.57% in 2009. The allowance for non-covered loan and lease losses increased to $31.4 million (2.65% of total loans) at December 31, 2010, compared to $23.3 million (2.00% of total loans) a year ago.

The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses.

The Group follows a systematic methodology to establish and evaluate the adequacy of the allowance for non-covered loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for non-covered loan and lease losses charged to current operations is based on such methodology. Loan losses are charged and recoveries are credited to the allowance for loan and lease losses.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At December 31, 2010, the total investment in impaired commercial loans was $25.9 million, compared to $15.6 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $823 thousand and $709 thousand at December 31, 2010 and December 31, 2009, respectively. Net credit losses on impaired commercial loans for the years ended December 31, 2010 and 2009 were $1.9 million and $776 thousand, respectively. At December 31, 2010, the total investment in impaired mortgage loans was $36.1 million (December 31, 2009 — $10.7 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.4 million and $683 thousand at December 31, 2010 and 2009, respectively.

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

In the current year, the Group has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. As a result of a net credit impairment attributable to various pools of loans covered under the shared-loss agreements with the FDIC, the Group recorded a provision for covered loan and lease losses of $6.3 million during the year ended December 31, 2010. This impairment consists of $49.3 million in gross estimated losses, less a $43.0 million increase in the FDIC shared-loss indemnification asset.

Each quarter, actual cash flows on covered loans are reviewed against the cash flows expected to be collected. If it is deemed probable that the Group will be unable to collect all of the cash flows previously expected (e.g., the cash flows expected to be collected at acquisition adjusted for any probable changes in estimate thereafter), the covered loans shall be deemed impaired and an allowance for covered loan and lease losses will be recorded. When there is a probable significant increase in cash flows expected to be collected or if the actual cash flows collected are significantly greater than those previously expected, the Group will reduce any allowance for loan and lease losses established after acquisition for the increase in the present value of cash flows expected to be collected, and recalculate the amount of accretable yield for the loan based on the revised cash flow expectations.

Please refer to the Allowance for Loan and Lease Losses and Non-Performing Assets section on Table 8 through Table 13 for a more detailed analysis of the allowances for loan and lease losses, net credit losses and credit quality statistics.

Comparison of the years ended December 31, 2009 and 2008:

The provision for loan losses for the year ended December 31, 2009 totaled $15.7 million, a 76.6% increase from the $8.9 million reported for 2008. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2009 was adequate in order to maintain the allowance for loan and lease losses at an adequate level.

Net credit losses increased $1.9 million, to $6.7 million, representing 0.57% of average loans outstanding, versus 0.39% in 2008. The allowance for loan and lease losses stood at $23.3 million (2.00% of total loans) at December 31, 2009, compared to $14.3 million (1.16% of total loans) a year ago.

At December 31, 2009, the total investment in impaired commercial loans was $15.6 million, compared to $4.6 million at December 31, 2008. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $709 thousand and $1.1 million at December 31, 2009 and December 31, 2008, respectively. Net credit losses on impaired commercial loans for the year ended December 31, 2009 were $776 thousand. There were no credit losses on impaired commercial loans for the years ended December 31, 2008 and 2007. At December 31, 2009, the total investment in impaired mortgage loans was $10.7 million (December 31, 2008 — $3.0 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $683 thousand and $45 thousand at December 31, 2009 and 2008, respectively.

Income Taxes

The income tax benefit was $4.3 million for the year ended December 31, 2010, as compared to an expense of $7.0 million for 2009, as a result of decreased operating income and investment gains. The effective income tax rate in 2010 was lower than the 40.95% statutory tax rate for the Group, due to the high level of tax-advantaged interest income earned on certain investments and loans, net of the disallowance of related expenses attributable to exempt income. Exempt interest relates principally to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities, including securities held by the Group’s international banking entity.

FINANCIAL CONDITION

Assets Owned

At December 31, 2010, the Group’s total assets amounted to $7.3 billion, an increase of 11.6% when compared to $6.6 billion at December 31, 2009, and interest-earning assets reached $6.2 billion, up 1.2%, versus $6.1 billion at December 31, 2009. This increase is mostly due to assets acquired as part of the FDIC-assisted acquisition on April 30, 2010.

As detailed in Table 4, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At December 31, 2010, the investment portfolio decreased 11.3% from $5.0 billion to $4.4 billion. This decrease is mostly due to a decrease of $1.0 billion or 99.7% in U.S. Government sponsored-agency bonds, a decrease of $446.0 million or 100.0% in non-agency CMOs, a decrease of $218.4 million or 63.1% in GNMA certificates and a decrease of $108.7 million or 37.9% in CMOs issued by U.S. Government sponsored-agencies, partially offset by an increase of $1.2 billion or 43.7% in FNMA and FHLMC certificates, when compared with December 31, 2009.

TABLE 4 — ASSETS SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31,	December 31,	Variance	December 31,
	2010	2009	%	2008
	(Dollars in thousands)

Investments:
FNMA and FHLMC certificates	$3,972,107	$2,764,172	43.7%	$1,546,750
Obligations of US Government sponsored agencies	3,000	1,007,091	−99.7%	941,916
Non-agency collateralized mortgage obligations	—	446,037	−100.0%	529,664
CMO’s issued by US Government sponsored agencies	177,804	286,509	−37.9%	351,027
GNMA certificates	127,714	346,103	—63.1%	335,961
Structured credit investments	41,693	38,383	8.6%	136,181
Puerto Rico Government and agency obligations	67,663	65,364	3.5%	82,927
FHLB stock	22,496	19,937	12.8%	21,013
Other investments	1,480	673	119.9%	187

	4,413,957	4,974,269	−11.3%	3,945,626

Loans:
Loans not covered under shared-loss agreements with the FDIC:
Loans receivable	1,149,289	1,136,080	1.2%	1,206,843
Allowance for loan and lease losses	(31,430)	(23,272)	35.1%	(14,293)

Loans receivable, net	1,117,859	1,112,808	0.5%	1,192,550
Mortgage loans held for sale	33,979	27,261	24.6%	26,562

Total loans not covered under shared-loss agreements with the FDIC, net	1,151,838	1,140,069	1.0%	1,219,112
Loans covered under shared-loss agreements with the FDIC	670,018	—	100.0%	—
Allowance for loan and lease losses on covered loans	(49,286)	—	−100.0%	—

Total loans covered under shared-loss agreements with the FDIC, net	620,732	—	100.0%	—

Total loans, net	1,772,570	1,140,069	55.5%	1,219,112

Securities sold but not yet delivered	—	—	0.0%	834,976

Total securities and loans	6,186,527	6,114,338	1.2%	5,999,714

Other assets:
Cash and due from banks	337,218	247,691	36.1%	14,370
Money market investments	111,728	29,432	279.6%	52,002
Accrued interest receivable	28,716	33,656	−14.7%	43,914
Deferred tax asset, net	30,350	31,685	−4.2%	28,463
Premises and equipment, net	23,941	19,775	21.1%	21,184
FDIC loss-share indemnification asset	471,872	—	100.0%	—
Foreclosed real estate covered under shared-loss agreements with the FDIC	15,962	—	100.0%	—
Foreclosed real estate not covered under share-loss agreements with the FDIC	11,969	9,347	28.1%	9,162
Other assets	94,494	64,909	45.6%	33,908

Total other assets	1,126,250	436,495	158.0%	203,003

Total assets	$7,312,777	$6,550,833	11.6%	$6,202,717

Investments portfolio composition:
FNMA and FHLMC certificates	90.1%	55.5%		39.2%
Obligations of US Government sponsored agencies	0.1%	20.2%		23.9%
Non-agency collateralized mortgage obligations	0.0%	9.0%		13.4%
CMO’s issued by US Government sponsored agencies	4.0%	5.8%		8.9%
GNMA certificates	2.9%	7.0%		8.5%
Structured credit investments	0.9%	0.8%		3.5%
Puerto Rico Government and agency obligations	1.5%	1.3%		2.1%
FHLB stock	0.5%	0.4%		0.5%
Other investments	0.0%	0.0%		0.0%

	100.0%	100.0%		100.0%

At December 31, 2010, approximately 98% of the Group’s investment securities portfolio consist of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government. This compares to 89% at December 31, 2009.

The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, and leases, the latter were added as part of the recent FDIC-assisted acquisition. At December 31, 2010, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.8 billion, an increase of 55.5% when compared to the $1.1 billion at December 31, 2009. The loan portfolio increase was mainly attributable to the $785.9 million in Eurobank loans acquired as part of the FDIC-assisted acquisition. At December 31, 2010, the balance of these loans amounted to $620.7 million. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the year ended December 31, 2010, the Group recorded preliminary measurement period adjustments to the carrying value of loans, FDIC shared-loss indemnification asset, and deferred income tax liability. This was the result of additional analysis on the estimates of fair value, and the Group’s decision to account for all loans acquired in the FDIC-assisted acquisition, except for credit cards balances, in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The Bank and the FDIC are engaged in ongoing discussions that may impact certain assets acquired or certain liabilities assumed by the Bank. The amount that the Group realizes on these assets could differ materially from the carrying value included in the consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods.

As shown in Table 5, the mortgage loan portfolio amounted to $868.1 million or 75.5% of the non-covered loan portfolio as of December 31, 2010, compared to $915.4 million or 80.6% of the non-covered loan portfolio at December 31, 2009. Mortgage production and purchases of $245.2 million for the year ended December 31, 2010 decreased 4.3%, from $256.3 million, when compared to the year ended December 31, 2009.

The second largest component of the Group’s non-covered loan portfolio is commercial loans. At December 31, 2010, the commercial loan portfolio totaled $235.0 million (2.4% of the Group’s total non-covered loan portfolio), in comparison to $197.8 million at December 31, 2009 (17.4% of the Group’s total non-covered loan portfolio). Commercial loan production increased 74.7% for the year ended December 31, 2010 from $57.9 million in 2009 to $101.0 million in 2010.

The consumer loan portfolio totaled $35.9 million (3.1% of total non-covered loan portfolio at December 31, 2010), in comparison to $22.9 million at December 31, 2009 (2.0% total non-covered loan portfolio at such date). Consumer loan production increased 49.6% for the year ended December 31, 2010 from $9.2 million in 2009 to $13.8 million in 2010.

The leasing portfolio totaled $10.3 million (0.9% of total non-covered loan portfolio at December 31, 2010). This business line was added as part of the FDIC-assisted acquisition on April 30, 2010. Leasing production was $11.6 million for the year ended December 31, 2010.

The following table summarizes the remaining contractual maturities of the Group’s total gross non-covered loans segmented to reflect cash flows as of December 31, 2010. Contractual maturities do not necessarily reflect the actual term of a loan, considering prepayments.

		Maturities
			After One Year to
			Five Years		After Five Years
	Balance		Fixed	Variable	Fixed	Variable
	Outstanding at	One Year or	Interest	Interest	Interest	Interest
	December 31, 2010	Less	Rates	Rates	Rates	Rates
	(In thousands)

Non-covered loans
Mortgage	$872,482	$8,399	$41,007	$—	$823,076	$—
Commercial	234,276	75,565	76,737	51,115	23,608	7,251
Consumer	36,628	11,562	22,473	15	1,234	1,344
Leasing	10,257	78	8,012	—	2,167	—

Total	$1,153,643	$95,604	$148,229	$51,130	$850,085	$8,595

TABLE 5 — LOANS RECEIVABLE COMPOSITION:
Selected Financial Data
As of December 31, 2010, 2009 and 2008

	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Loans not-covered under shared-loss agreements with FDIC:
Mortgage, mainly residential	$868,128	$915,439	$996,712
Commercial	234,992	197,777	187,077
Consumer	35,912	22,864	23,054
Leasing	10,257	—	—

Loans receivable	1,149,289	1,136,080	1,206,843
Allowance for loan and lease losses	(31,430)	(23,272)	(14,293)

Loans receivable, net	1,117,859	1,112,808	1,192,550
Mortgage loans held-for-sale	33,979	27,261	26,562

Total loans not-covered under shared-loss agreements with FDIC, net	1,151,838	1,140,069	1,219,112
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	166,865	—	—
Construction and development secured by 1-4 family residential properties	17,253	—	—
Commercial and other construction	388,261	—	—
Leasing	79,093	—	—
Consumer	18,546	—	—

Total loans covered under shared-loss agreements with FDIC	670,018	—	—
Allowance for loan and lease losses on covered loans	(49,286)	—

Total loans covered under shared-loss agreements with FDIC, net	620,732	—	—

Total loans, net	$1,772,570	$1,140,069	$1,219,112

Non-covered loans portfolio composition percentages:
Mortgage	75.5%	80.6%	82.6%
Commercial, mainly real estate	20.4%	17.4%	15.5%
Consumer	3.1%	2.0%	1.9%
Leasing	0.9%	0.0%	0.0%

Total non-covered loans	100.0%	100.0%	100.0%

Covered loans portfolio composition percentages:
Loans secured by 1-4 family residential properties	24.9%	—	—
Construction and development secured by 1-4 family residential properties	2.6%	—	—
Commercial and other construction	57.9%	—	—
Leasing	11.8%	—	—
Consumer	2.8%	—	—

Total covered loans	100.0%	0.0%	0.0%

Liabilities and Funding Sources

As shown in Table 6, at December 31, 2010, the Group’s total liabilities reached $6.6 billion, 5.8% higher than the $6.2 billion reported at December 31, 2009. This increase is mostly due to an increase of $843.4 million in deposits, resulting primarily from the FDIC-assisted acquisition. Deposits and borrowings, the Group’s funding sources, amounted to $6.5 billion at December 31, 2010 versus $5.8 billion at December 31, 2009, a 12.7% increase. Borrowings represented 60.2% of interest-bearing liabilities and deposits represented 37.8%. The increase in total liabilities was partially offset by securities purchased but not yet received at December 31, 2009 amounting to $413.4 million compared to none at December 31, 2010.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes (under the Temporary Liquidity Guarantee Program), subordinated capital notes, and other borrowings. At December 31, 2010, borrowings amounted to $3.9 billion, 2.7% lower than the $4.0 billion recorded at December 31, 2009. Repurchase agreements as of December 31, 2010 amounted to $3.5 billion, a 2.8% decrease when compared to $3.6 billion as of December 31, 2009. The decrease is mainly due to the maturity and pay off of a repurchase agreement in August 2010 amounting to $100.0 million.

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

The Federal Home Loan Bank (“FHLB”) system functions as a source of credit for financial institutions that are members of a regional FHLB. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. Advances from FHLB amounted to $281.8 million as of December 31, 2010, and December 31, 2009. These advances mature from May 2012 through May 2014.

The Group’s banking subsidiary issued in March 2009 $105.0 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the note is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost has been deferred and is being amortized over the term of the notes. The total cost of the notes for 2010 and 2009, including the amount of the debt issuance costs, was 3.87% and 3.58%, respectively.

At December 31, 2010, deposits, the second largest category of the Group’s interest-bearing liabilities reached $2.589 billion, up 48.3% from $1.746 billion at December 31, 2009. Deposits increase was mainly attributable to the $729.5 million in Eurobank deposits assumed as part of the FDIC-assisted acquisition. Retail deposits increased $621.6 million or 44.2% to $2.0 billion. Institutional deposits increased $147.0 million or 107.6% to $283.7 million. Brokered deposits increased $74.8 million or 36.8% to $278.0 million. This increase in brokered deposits was driven by $134.7 million in new brokered deposits issued during the quarter ended September 30, 2010.

At December 31, 2010, the scheduled maturities of time deposits and individual retirement accounts of $100 thousand or more were as follows:

(In thousands)

Three (3) months or less	$132,246
Over 3 months through 6 months	154,530
Over 6 months through 12 months	143,019
Over 12 months	160,212

Total	$590,007

TABLE 6 — LIABILITIES SUMMARY AND COMPOSITION
AS OF DECEMBER 31, 2010, 2009 AND 2008

	December 31,	December 31,	Variance	December 31,
	2010	2009	%	2008
	(Dollars in thousands)

Deposits:
Non-interest bearing deposits	$170,705	$73,548	132.1%	$53,165
Now accounts	783,744	619,947	26.4%	400,623
Savings and money market accounts	235,690	86,791	171.6%	50,152
Certificates of deposit	1,393,743	961,344	45.0%	1,274,862

	2,583,882	1,741,630	48.4%	1,778,802

Accrued interest payable	5,005	3,871	29.3%	6,498

	2,588,887	1,745,501	48.3%	1,785,300

Borrowings:
Short term borrowings	42,470	49,218	−13.7%	29,193
Securities sold under agreements to repurchase	3,456,781	3,557,308	−2.8%	3,761,121
Advances from FHLB	281,753	281,753	0.0%	308,442
FDIC-guaranteed term notes	105,834	105,834	0.0%	—
Subordinated capital notes	36,083	36,083	0.0%	36,083

	3,922,921	4,030,196	—2.7%	4,134,839

Total deposits and borrowings	6,511,808	5,775,697	12.7%	5,920,139

FDIC net settlement payable	24,839	—	100.0%	—
Securities and loans purchased but not yet received	—	413,359	−100.0%	398
Other liabilities	43,799	31,611	38.4%	23,682

Total liabilities	$6,580,446	$6,220,667	5.8%	$5,944,219

Deposits portfolio composition percentages:
Non-interest bearing deposits	6.6%	4.2%		3.0%
Now accounts	30.3%	35.6%		22.5%
Savings accounts	9.1%	5.0%		2.8%
Certificates of deposit	54.0%	55.2%		71.7%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.1%	1.2%		0.7%
Securities sold under agreements to repurchase	88.1%	88.3%		91.0%
Advances from FHLB	7.2%	7.0%		7.5%
FDIC-guaranteed term notes	2.7%	2.6%		0.0%
Subordinated capital notes	0.9%	0.9%		0.8%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,456,781	$3,557,308		$3,761,121

Daily average outstanding balance	$3,545,926	$3,659,442		$3,800,673

Maximum outstanding balance at any month-end	$3,566,588	$3,762,353		$3,858,680

Stockholders’ Equity

At December 31, 2010, the Group’s total stockholders’ equity was $732.3 million, a 121.8% increase when compared to $330.2 million at December 31, 2009. This increase reflects issuances of common and preferred stock, the net income for the year, and an improvement of approximately $119.7 million in the fair value of investment securities portfolio.

On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.5 million after deducting offering costs. The net proceeds of this offering were intended for general corporate purposes, which including funding organic acquisition and acquisition growth opportunities, including the participation in government assisted transactions in Puerto Rico. The Group contributed $93.0 million of the net proceeds in the form of capital to the Group’s banking subsidiary, which used such amount for general corporate purposes and to bolster its regulatory capital needs.

On April 30, 2010, the Group issued 200,000 shares of the Series C Preferred Stock through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share. The offering resulted in net proceeds of $189.4 million, after deducting offering costs. On May 13, 2010, the Group made a capital contribution of $179.0 million to its banking subsidiary. At a special meeting of shareholders of the Group held on June 30, 2010, the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share. The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a deemed dividend on preferred stock.

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at December 31, 2010 increased to 29.23% and 32.47%, respectively, from 11.79% and 14.96% respectively, at December 31, 2009.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2010, Tier 1 Leverage Capital Ratio was 9.56% (2.39 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 30.98% (7.75 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 32.26% (4.04 times the requirement of 8.00%).

Taking into consideration the Group’s strong capital position the quarterly cash dividend per common share was increased by 25%, to $0.05 per share, on November 24, 2010. On an annualized basis, this represents an increase to $0.20 per share, from $0.16, or an estimated annual increase of $1.9 million, based on 46.3 million shares outstanding at December 31, 2010. In addition, on February 3, 2011, the Group’ Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. As part of this repurchase program, during 2011, up to the date of this report, the Group repurchased approximately 606,000 shares at an aggregate cost of $7.4 million, or $12.14 per share.

The following are the consolidated capital ratios of the Group at December 31, 2010, 2009, and 2008:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,	December 31,	Variance	December 31,
	2010	2009	%	2008
	(In thousands, except for per share data)

Capital data:
Stockholders’ equity	$732,331	$330,166	121.8%	$261,317

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.56%	6.52%	46.6%	6.38%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$698,836	$414,702	68.5%	$389,235

Minimum Tier 1 Capital Required	$292,449	$254,323	15.0%	$244,101

Excess over regulatory requirement	$406,387	$160,379	153.4%	$145,134

Tier 1 Risk-Based Capital Ratio	30.98%	18.79%	64.9%	17.11%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$698,836	$414,702	68.5%	$389,235

Minimum Tier 1 Risk-Based Capital Required	$90,228	$88,295	2.2%	$91,022

Excess over regulatory requirement	$608,608	$326,407	86.5%	$298,213

Risk-Weighted Assets	$2,255,691	$2,207,383	2.2%	$2,275,550

Total Risk-Based Capital Ratio	32.26%	19.84%	62.6%	17.73%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$727,689	$437,975	66.1%	$403,523

Minimum Total Risk-Based Capital Required	$180,455	$176,591	2.2%	$182,044

Excess over regulatory requirement	$547,234	$261,384	109.4%	$221,479

Risk-Weighted Assets	$2,255,691	$2,207,383	2.2%	$2,275,550

Other ratios:
Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.02%	3.97%	127.7%	3.08%

Tangible common equity to risk-weighted assets	29.23%	11.79%	148.5%	8.40%

Total equity to total assets	10.01%	5.04%	98.6%	4.21%

Total equity to risk-weighted assets	32.47%	14.96%	117.0%	11.48%

Stock data:
Outstanding common shares	46,349	24,235	91.2%	24,297

Book value per common share	$14.33	$10.82	32.4%	$7.96

Market price at end of year	$12.49	$10.80	15.6%	$6.05

Market capitalization at end of year	$578,899	$261,738	121.2%	$146,997

Common dividend data:
Cash dividends declared	$6,820	$3,888	75.4%	$13,608

Cash dividends declared per share	$0.17	$0.16	6.0%	$0.56

Payout ratio	−33.79%	21.33%	—258.4%	61.89%

Dividend yield	1.36%	1.48%	—8.0%	9.26%

(1)	Tangible common equity consists of common equity less goodwill, less core deposit intangible.

The table that follows provides a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2010 and 2009:

	2010	2009
	(In thousands, except share or per share information)

Total Stockholders’ equity	$732,331	$330,166
Less: Preferred stock	(68,000)	(68,000)
Less: Goodwill	(3,662)	(2,006)
Less: Other intangibles	(1,328)	—

Total tangible common equity	$659,341	$260,160

Total assets	$7,312,777	$6,550,833
Less: Goodwill	(3,662)	(2,006)
Less: Other intangibles	(1,328)	—

Total tangible assets	$7,307,787	$6,548,827

Tangible common equity to tangible assets	9.02%	3.97%

Common shares outstanding at end of year	46,348,667	24,235,088

Tangible book value per common share	$14.23	$10.73

The tangible common equity ratio and tangible book value per common share are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Group calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Group’s capital position. In connection with the Supervisory Capital Assessment Program (“SCAP”), the Federal Reserve Board began supplementing its assessment of the capital adequacy of a bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Group has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The table below reconciles the Group’s total common equity (GAAP) at December 31, 2010 and 2009 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	2010	2009
	(In thousands)

Common stockholder’s equity	$664,331	$262,166
Less: Unrealized gains on available-for-sale securities, net of income tax	(36,987)	82,739
Less: Disallowed deferred tax assets	(25,548)	(30,485)
Less: Disallowed servicing assets	(969)	(712)
Less: Intangible assets:
Goodwill	(3,662)	(2,005)
Other disallowed intangibles	(1,328)	—
Add: Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$630,837	$346,703

The following table presents the Group’s capital adequacy information for 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)

Risk-based capital:
Tier 1 capital	$698,836	$414,702	$389,235
Supplementary (Tier II) capital	28,853	23,273	14,288

Total Capital	$727,689	$437,975	$403,523

Risk-weighted assets:
Balance sheet items	$2,216,617	$2,199,669	$2,269,585
Off-balance sheet items	39,074	7,714	8,214

Total risk-weighted assets	$2,255,691	$2,207,383	$2,277,799

Ratios
Tier 1 capital (minimum required — 4%)	30.98%	18.79%	17.11%
Total capital ( minimum required — 8%)	32.26%	19.84%	17.73%
Leverage ratio	9.56%	6.52%	6.38%
Equity to assets	10.01%	5.04%	4.21%
Tangible equity to assets	9.02%	3.97%	3.08%

To meet minimum, adequately-capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of 4% and a Total Capital ratio of 8%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 Leverage ratio, defined as Tier 1 Capital divided by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 Leverage ratio of 5%. The Group’s ratios presented in the table above show that the Group is “well-capitalized” for regulatory purposes, the highest classification, for all years presented.

The Group’s regulatory capital ratios for 2010 were positively impacted by the capital raises of $94.6 million and $189.4 million on March 19, 2010 and April 30, 2010 from the common stock issuance. During 2010, the Group made capital contributions amounting $272.0 million, to its banking subsidiary. In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25 percent of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At December 31, 2010, the Group’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit will be effective on March 31, 2011. Furthermore, the Dodd- Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At December 31, 2010, the Group had $35.0 million in trust preferred securities. The Dodd-Frank Act and Consumer Protection Act includes an exemption from the phase-out provision that applies to these capital securities because these were issued prior to October 4, 2010.

The following provides the high and low prices and dividend per share of the Group’s stock for each quarter of the last three years:

			Cash
	Price		Dividend
	High	Low	Per share

2010
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

2008
December 31, 2008	$18.56	$5.37	$0.14

September 30, 2008	$20.99	$14.21	$0.14

June 30, 2008	$20.57	$14.26	$0.14

March 31, 2008	$23.28	$12.79	$0.14

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective. The table below shows the Bank’s regulatory capital ratios at December 31, 2010, 2009, and 2008:

	December 31,	December 31,	Variance	December 31,
	2010	2009	%	2008
	(Dollars in thousands)

Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.28%	5.78%	60.6%	5.42%

Actual Tier 1 Capital	$665,952	$359,339	85.3%	$311,300

Minimum Capital Requirement (4%)	$287,060	$248,671	15.4%	$229,903

Minimum to be well capitalized (5%)	$358,825	$310,839	15.4%	$287,378

Tier 1 Capital to Risk-Weighted Assets	29.89%	16.52%	80.9%	14.21%

Actual Tier 1 Risk-Based Capital	$665,952	$359,339	85.3%	$311,300

Minimum Capital Requirement (4%)	$89,113	$87,021	2.4%	$87,640

Minimum to be well capitalized (6%)	$133,669	$130,532	2.4%	$131,461

Total Capital to Risk-Weighted Assets	31.17%	17.59%	77.2%	14.86%

Actual Total Risk-Based Capital	$694,461	$382,611	81.5%	$325,593

Minimum Capital Requirement (8%)	$178,226	$174,042	2.4%	$175,281

Minimum to be well capitalized (10%)	$222,782	$217,553	2.4%	$219,101

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At December 31, 2010, the Group’s market capitalization for its outstanding common stock was $578.9 million ($12.49 per share). The Oriental Financial Group Inc. Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007 and amended and restated in 2008. It was further amended in 2010.

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary. Assets managed by the trust division and the broker-dealer subsidiary increased from $3.1 billion as of December 31, 2009 to $3.9 billion as of December 31, 2010.

The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(K) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private pension plans. At December 31, 2010, total assets managed by the Group’s trust division and CPC amounted to $2.2 billion, compared to $1.8 billion at December 31, 2009. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2010, total assets gathered by the broker-dealer from its customer investment accounts increased to $1.7 billion, compared to $1.3 billion at December 31, 2009.

Allowance for Loan and Lease Losses and Non-Performing Assets

The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 13 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, refer to Table 5 for the composition (“mix”) of the loan portfolio.

At December 31, 2010, the Group’s allowance for non-covered loan losses amounted to $31.4 million or 2.65% of total non-covered loans versus $23.3 million or 2.00% of total non-covered loans at December 31, 2009. The allowance for residential mortgage loans increased by 7.5% or $1.1 million, when compared with balances recorded at December 31, 2009. The allowance for commercial loans increased by 56.8% or $4.0 million, when compared with balances recorded at December 31, 2009. The allowance for consumer loans increased by 164.6% or $1.4 million, when compared with balances recorded at December 31, 2009.

The provision for non-covered loan and lease losses for 2010 totaled $15.9 million, a 1.7% increase from the $15.7 million reported for 2009. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2010 was adequate in order to maintain the allowance for loan and lease losses at an appropriate level.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At December 31, 2010, the total investment in impaired commercial loans was $25.9 million, compared to $15.6 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $823 thousand and $709 thousand at December 31, 2010 and December 31, 2009, respectively. Net credit losses on impaired commercial loans for the year ended December 31, 2010 and 2009 were $1.9 million and $776 thousand, respectively. At December 31, 2010, the total investment in impaired mortgage loans was $36.1 million (December 31, 2009 — $10.7 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.3 million and $683 thousand at December 31, 2010 and 2009, respectively.

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

In the current year, the Group has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan and lease losses. The Group refined its methods of quantifying the environmental facts affecting the loan loss experience. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

During the year ended December 31, 2010, net credit losses amounted to $7.8 million, a 16.3% increase when compared to $6.7 million reported for the same period of 2009. The increase was primarily due to a $351 thousand increase in net credit losses for mortgage loans and $506 thousand increase in net credit losses for commercial loans. Net credit losses on consumer loans remained stable at $1.3 million. Total charge-offs increased from $7.0 million in 2009 to $8.2 million in 2010, and total recoveries increased from $357 thousand in 2009 to $479 thousand in 2010. As a result, the recoveries to charge-offs ratio increased from 5.1% in 2009, to 5.8% in 2010.

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2010 and 2009, the Group had $63.3 million and $57.1 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. Covered loans are considered to be performing due to the application of the accretion method under the ASC 310-30. At December 31, 2010 and 2009, loans of which terms have been extended that are not included in non-performing assets amounted to $29.3 million and $9.9 million, respectively.

At December 31 2010, the Group’s non-performing assets totaled $134.8 million (2.03% of total assets) versus $113.7 million (1.74% of total assets) at December 31, 2009. The Group’s non-performing loans generally reflect the recessionary economic environment in Puerto Rico. Nonetheless, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.

At December 31, 2010, the allowance for non-covered loan and lease losses to non-performing loans coverage ratio was 25.6% (22.3% at December 31, 2009).

The Group follows a conservative residential mortgage lending policy, with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, the Group has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates, and does not originate construction and development loans.

Detailed information concerning each of the items that comprise non-performing assets follows:

•	Mortgage loans are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At December 31, 2010, the Group’s non-performing mortgage loans totaled $98.4 million (80.1% of the Group’s non-performing loans), an 11.5% increase from the $88.2 million (84.5% of the Group’s non-performing loans) reported at December 31, 2009. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2010, the Group’s non-performing commercial loans amounted to $23.6 million (19.2% of the Group’s non-performing loans), a 50.6% increase when compared to non-performing commercial loans of $15.7 million reported at December 31, 2009 (15.0% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2010, the Group’s non-performing consumer loans amounted to $762 thousand (0.6% of the Group’s total non-performing loans), a 71.2% increase from the $445 thousand reported at December 31, 2009 (0.5% of total non-performing loans).

•	Leases are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At December 31, 2010, the Group’s non-performing leases amounted to $35 thousand (0.03% of the Group’s total non-performing loans). At December 31, 2009 there were no leases.

•	Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value at the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Proceeds from sales of foreclosed real estate properties during the year ended December 31, 2010, totaled approximately $7.9 million.

The Group has two types of mortgage loan modification programs. These are the Loss mitigation program and the Non-traditional mortgage loan program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non performing mortgage loans. The Loss mitigation program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by: FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico”; conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC); conventional loans sold to the government-sponsored entities Fannie Mae and Freddie Mac; and conventional loans retained by financial institutions. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure. Loans classified as Non-traditional mortgage are: balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/FMAC, and performing loans not meeting secondary market guidelines, processed by the Group’s current credit and underwriting guidelines. The Group achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as: reducing interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if borrower qualifies, perform a loan refinance. There may not be a foreclosure sale scheduled within 60 days prior to perform any of the loan modification programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Group. In order to apply to any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated.

The loans covered by the FDIC shared loss agreements were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the year ended December 31, 2010, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. Even though actual cash flows for the aggregate pools acquired were more than the expected cash flows for the year ended December 31, 2010 the Group continues to evaluate these deviations to assess whether there have been additional deterioration since the acquisition. At December 31, 2010 the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted. The Group recorded a provision for covered loan and lease losses of $6.3 million during the year ended December 31, 2010. This impairment consists of $49.3 million in gross estimated losses, less a $43.0 million increase in the FDIC shared-loss indemnification asset.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008

Non-covered loans
Balance at beginning of year	$23,272	$14,293	$10,161
Provision for non-covered loan and lease losses	15,914	15,650	8,860
Charge-offs	(8,235)	(7,028)	(5,104)
Recoveries	479	357	376

Balance at end of year	$31,430	$23,272	$14,293

Covered loans
Balance at beginning of year	$—	$—	$—
Provision for covered loan and lease losses	6,282	—	—
FDIC shared-loss portion on provision for covered loan and lease losses	43,004	—	—

Balance at end of year	$49,286	$—	$—

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
AS OF DECEMBER 31, 2010, 2009 AND 2008

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Mortgage	$16,179	$15,044	$8,514
Commercial	11,153	7,112	4,004
Consumer	2,286	864	1,714
Leasing	860	—	—
Unallocated allowance	952	252	61

	$31,430	$23,272	$14,293

Allowance composition:
Mortgage	51.48%	64.60%	59.60%
Commercial	35.49%	30.60%	28.00%
Consumer	7.27%	3.70%	12.00%
Leasing	2.74%	0.00%	0.00%
Unallocated allowance	3.02%	1.10%	0.40%

	100.00%	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	1.85%	1.60%	0.83%
Commercial	4.76%	3.60%	2.14%
Consumer	6.24%	3.76%	7.43%
Leasing	8.38%	0.00%	0.00%
Unallocated allowance	0.08%	0.02%	0.00%

Total allowance to total loans	2.72%	2.00%	1.16%

Other selected data and ratios:
Allowance coverage ratio to:
Non-performing loans	25.59%	22.30%	18.50%

Non-real estate non-performing loans	128.73%	144.30%	239.90%

TABLE 10 — NET CREDIT LOSSES STATISTICS:
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Mortgage
Charge-offs	$(3,867)	$(3,493)	$(1,977)
Recoveries	93	70	—

	(3,774)	(3,423)	(1,977)

Commercial
Charge-offs	(2,833)	(2,223)	(459)
Recoveries	160	56	52

	(2,673)	(2,167)	(407)

Consumer
Charge-offs	(1,535)	(1,312)	(2,668)
Recoveries	226	231	324

	(1,309)	(1,081)	(2,344)

Net credit losses
Total charge-offs	(8,235)	(7,028)	(5,104)
Total recoveries	479	357	376

	$(7,756)	$(6,671)	$(4,728)

Net credit losses (recoveries) to average non-covered loans outstanding:
Mortgage	0.41%	0.35%	0.19%

Commercial	1.30%	1.14%	0.25%

Consumer	4.72%	5.26%	9.35%

Total	0.67%	0.57%	0.39%

Recoveries to charge-off’s	5.82%	5.10%	7.40%

Average loans:
Mortgage	$923,345	$968,400	$1,026,779
Commercial	206,090	189,951	161,541
Consumer	27,735	20,539	25,081
Leasing	5,129	—	—

Total	$1,162,299	$1,178,890	$1,213,401

TABLE 11 — NON-PERFORMING ASSETS

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Non-performing assets:
Non-accruing loans:
Troubled Debt Restructuring loans	$1,672	$214	$57
Other loans	61,660	56,854	38,722
Accruing loans:
Troubled Debt Restructuring loans	9,773	443	882
Other loans	49,700	46,860	37,828

Total non-performing loans	$122,805	$104,371	$77,489

Foreclosed real estate not covered under shared-loss agreements with the FDIC	11,969	9,347	9,162

	$134,774	$113,718	$86,651

Non-performing assets to total assets, excluding covered assets	2.03%	1.74%	1.40%

Non-performing assets to total capital	18.40%	34.44%	33.16%

	Year Ended December 31,
	2010	2009	2008

Interest that would have been recorded in the year if the loans had not been classified as non-accruing	$3,802	$3,571	$2,545

TABLE 12 — NON-PERFORMING LOANS:
AS OF DECEMBER 31, 2010, 2009 AND 2008

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Non-performing loans:
Mortgage	$98,389	$88,238	$71,531
Commercial	23,619	15,688	5,186
Consumer	762	445	772
Leasing	35	—	—

Total	$122,805	$104,371	$77,489

Non-performing loans composition percentages:
Mortgage	80.12%	84.50%	92.30%
Commercial	19.23%	15.00%	6.70%
Consumer	0.62%	0.50%	1.00%
Leasing	0.03%	0.00%	0.00%

Total	100.00%	100.00%	100.00%

Non-performing loans to:
Total loans, excluding covered loans	10.38%	8.97%	6.28%

Total assets, excluding covered assets	1.85%	1.59%	1.25%

Total capital	18.40%	31.61%	29.65%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF DECEMBER 31, 2010

	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortages			Interest Only Loans			LTV 90% to 100%
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)

Delinquency:
Up to 90 days	$21,661	$247	1.14%	$33,826	$927	2.74%	$105,371	$1,644	1.56%
91 - 120 days	172	3	1.74%	433	19	4.39%	1,916	65	3.39%
121 - 180 days	167	4	2.40%	378	36	9.52%	3,028	202	6.67%
181 - 365 days	1,170	30	2.56%	1,478	142	9.61%	4,839	198	4.09%
Over 365 days	1,855	137	7.39%	3,467	1,045	30.14%	9,795	1,244	12.70%

Total	$25,025	$421	1.68%	$39,582	$2,169	5.48%	$124,949	$3,353	2.68%

Percentage of total loans not covered by FDIC shared-loss agreements	2.11%			3.33%			10.52%

Refinanced or Modified Loans:
Amount	$1,824	$103	5.65%	$—	$—	—	$11,183	$699	6.25%

Percentage of Higher-Risk Loan Category	7.29%			0.00%			8.95%

Current Loan-to-Value:
Under 70%	$19,058	$293	1.54%	$6,188	$397	6.42%	$—	$—	—
70% - 79%	2,806	48	1.71%	7,850	520	6.62%	—	—	—
80% - 89%	2,307	31	1.34%	9,658	455	4.71%	—	—	—
90% - 100%	854	49	5.74%	15,886	797	5.02%	124,949	3,353	2.68%

	$25,025	$421	1.68%	$39,582	$2,169	5.48%	$124,949	$3,353	2.68%

*	Loans may be included in more than one higher-risk loan category

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At December 31, 2010, the aggregate contractual obligations and commercial commitments are:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(In thousands)

CONTRACTUAL OBLIGATIONS:
Short term borrowings	$42,470	$42,470	$—	$—	$—
Securities sold under agreements to repurchase	3,450,000	900,000	700,000	100,000	1,750,000
Advances from FHLB	280,000	—	225,000	55,000	—
FDIC-guaranteed term notes	105,000	—	105,000	—
Subordinated capital notes	36,083	—	—	—	36,083
Annual rental commitments under noncancelable operating leases	40,850	4,402	8,564	8,176	19,708

Total	$3,954,403	$946,872	$1,038,564	$163,176	$1,805,791

As a result of the FDIC-assisted acquisition during the year ended December 31, 2010, the loan commitments, which represents unused lines of credit and letters of credit provided to customers, increased $65.5 million from previous year to $104.3 million. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $42.6 million at December 31, 2010.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

TABLE 13A — SELECTED QUARTERLY FINANCIAL DATA:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2010	2010	2010	2010	2010
	(In thousands, except per share data)

Interest income	$70,336	$79,842	$81,221	$72,402
Interest expense	40,859	42,881	43,061	41,800

Net interest income	29,477	36,961	38,160	30,602
Provision for non-covered loan and lease losses	4,014	4,100	4,100	3,700
Provision for covered loan and lease losses, net	—	—	—	6,282

Net interest income after provision for loan and lease losses	25,463	32,861	34,060	20,620
Non-interest income (loss)	8,038	(4,331)	(10,464)	11,887
Non-interest expenses	20,395	27,849	32,705	31,649

Income before taxes	13,106	681	(9,109)	858
Income tax expense (benefit)	1,171	34	(1,287)	(4,216)

Net income (loss)	11,935	647	(7,822)	5,074
Less: Dividends on preferred stock	(1,201)	(1,733)	(1,200)	(1,200)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	—	(22,711)	—
Less: Allocation of undistributed earnings for participating preferred shares	—	(3,104)	—	—

Income available (loss) to common shareholders	$10,734	$(4,190)	$(31,733)	$3,874
PER SHARE DATA:
Basic	$0.42	$(0.13)	$(0.70)	$0.08

Diluted	$0.41	$(0.13)	$(0.70)	$0.08

During 2010, the Group recorded retrospective adjustments to the preliminary estimated fair values of certain acquired covered loans, the FDIC shared-loss indemnification asset including clawback liability, deferred income taxes, and other assets acquired, to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. This was also the result of ongoing discussions between the Bank and the FDIC that have impacted certain assets acquired and certain liabilities assumed by the Bank as part of the one year measurement period under the Purchase and Assumptions agreement with the FDIC. The amount that the Group realizes on these assets could differ materially from the carrying value included in the consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods.

The following table summarizes the principal changes in the statements of operations as a result of preliminary measurement period adjustments for the quarters ended June 30, 2010 and September 30, 2010:

		As			As
	As	Previously		As	Previously
	Re-measured	Reported		Re-measured	Reported
	Quarter ended	Quarter ended		Quarter ended	Quarter ended
	June 30, 2010	June 30, 2010	Difference	September 30, 2010	September 30, 2010	Difference
			(In thousands)

Net interest income	$36,961	$38,652	$(1,691)	$38,160	$38,160	$—
Provision for loan losses	4,100	4,100	—	4,100	4,100	—

Net interest income after provision for loan and lease losses	32,861	34,552	(1,691)	34,060	34,060	—
Non-interest income (loss)	(4,331)	12,303	(16,634)	(10,464)	(10,308)	(156)
Operating expenses	27,849	27,872	(23)	32,705	32,705	—

Income before income tax expense (benefit)	681	18,983	(18,302)	(9,109)	(8,953)	(156)
Income tax expense (benefit)	34	1,634	(1,600)	(1,287)	(2,358)	1,071

Net income (loss)	$647	$17,349	$(16,702)	$(7,822)	$(6,595)	$(1,227)

TABLE 13B — SELECTED QUARTERLY FINANCIAL DATA:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2009	2009	2009	2009	2009
	(In thousands, except for per share data)

Interest income	$83,931	$82,051	$78,553	$74,866
Interest expense	53,266	46,563	45,659	42,980

Net interest income	30,665	35,488	32,894	31,886
Provision for loan losses	(3,200)	(3,650)	(4,400)	(4,400)

Net interest income after provision for loan losses	27,465	31,838	28,494	27,486
Total non-interest income (loss)	17,246	46,051	16,320	(81,605)
Total non-interest expenses	19,273	22,214	20,486	21,405

Income before taxes	25,438	55,675	24,328	(75,524)
Income tax expense (benefit)	690	4,761	3,001	(1,480)

Net income (loss)	24,748	50,914	21,327	(74,044)
Less: Dividends on preferred stock	(1,201)	(1,200)	(1,201)	(1,200)

Income available to common shareholders	$23,547	$49,714	$20,126	$(75,244)

Per share data:
Basic	$0.97	$2.05	$0.83	$(3.10)

Diluted	$0.97	$2.04	$0.83	$(3.10)

Critical Accounting Policies

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

Derivative Financial Instruments

As part of the Group’s asset and liability management, the Group may use option agreements and interest rate contracts, which include interest rate swaps to hedge various exposures or to modify interest rate characteristics of various assets or liabilities.

The Group recognizes all derivative instruments as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the fair value of the derivative instruments do not perfectly offset changes in the fair value or cash flows of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. There were no derivatives designated as a hedge as of December 31, 2010.

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

Credit cards balances acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows is less than originally estimated, additional provisions for loan and lease losses will be recognized.

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

The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent 12 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Each quarter, actual cash flows on covered loans are reviewed against the cash flows expected to be collected. If it is deemed probable that the Group will be unable to collect all of the cash flows previously expected (e.g., the cash flows expected to be collected at acquisition adjusted for any probable changes in estimate thereafter), the covered loans shall be deemed impaired and an allowance for covered loan and lease losses will be recorded. When there is a probable significant increase in cash flows expected to be collected or if the actual cash flows collected are significantly greater than those previously expected, the Group will reduce any allowance for loan and lease losses established after acquisition for the increase in the present value of cash flows expected to be collected, and recalculate the amount of accretable yield for the loan based on the revised cash flow expectations.

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

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) will no longer be in effect, except for transactions or taxable years that have commenced prior to January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 1994 Code provided a surtax rate from 5% to 19% while the 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may reduce to 5% after December 31, 2013, if certain economic tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a significantly higher surtax deduction, the 1994 Code provided for a $25,000 surtax deduction which the 2011 Code increased it to $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is also reduced from 22% to 20%. Apart from the reduced rates provided by the 2011 Code, it also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.

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

A transfer of financial assets (all or a portion of the financial asset) in which the Group surrenders control over these financial assets will be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. The Group has surrendered control over transferred assets if all of the following conditions are met:

a. The transferred assets have been isolated from the Group — put presumptively beyond the reach of the Group and its creditors even in bankruptcy or other receivership.

b. Each transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provided more than a deminimis benefit to the Group.

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

When the Group sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Group’s mortgage operations group conforming conventional mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, investors are generally entitled to require the Group to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Group provides servicing. At the Group’s option and without GNMA prior authorization, the Group may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Group treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Group does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Group is deemed to have regained effective control over these loans and they must be brought back onto the Group’s books as assets at fair value, regardless of whether the Group intends to exercise the buy-back option. Quality review procedures are performed by the Group as required under the government agency programs to ensure that assets guideline qualifications are met. The Group has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Group, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

Recent Accounting Developments:

Transfers of Financial Assets — In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets (FASB ASC Subtopic 860-10)”, a revision which eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Group has adopted this guidance for transfers of financial assets commencing on January 1, 2010. The adoption of the new accounting guidance on accounting for transfers of financial assets did not have a material effect on the Group’s consolidated financial statements.

Variable Interest Entities — The FASB amended on June 2009 the guidance applicable to variable interest entities (“VIE”) and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASC Subtopic 860-10). The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The new guidance requires ongoing evaluation of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the Group commencing on January 1, 2010. The adoption of the new accounting guidance on variable interest entities did not have a material effect on the Group’s consolidated financial statements.

Fair Value Measurements and Disclosures — FASB Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Improving Disclosures about Fair Value Measurements” , issued in January 2010, requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in FASB ASC Subtopic 820-10. This update amends Subtopic 820-10 and now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. Also in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, this update clarifies existing disclosures as follows: (i) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. This guidance did not have a material effect on the Group’s consolidated financial statements.

Consolidation — In February 2010, FASB issued ASU 2010-10, Amendments for Certain Investment Funds, that clarifies the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167, which makes the consolidation requirements deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special-purpose entities. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the Statement 167 amendments to Topic 810. Early application is not permitted. This guidance did not have a material effect on the Group’s consolidated financial statements.

Derivatives and Hedging — In March 2010, FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact on the Group’s consolidated financial statements.

Loan Modification — In April 2010, FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The Group adopted this guidance for loans acquired on the FDIC-assisted acquisition accounted for under ASC 310-30. Its adoption did not have a material effect on the Group’s consolidated financial statements.

Credit Quality and Allowance for Credit Losses Disclosures — In July 2010, FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan and lease losses is effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan and lease losses accounts will be effective for reporting periods beginning on or after December 15, 2010. The Group adopted this guidance for period-end balance disclosures for loans and the allowance for loan and lease losses. In January 2011, FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The anticipated effective date is for interim and annual reporting periods ending after June 15, 2011.

Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Group’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Group complies with the guidelines established by Board approved policies. The Board has delegated the management of this risk to the Asset and Liability Management Committee (“ALCO”), which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Group is within the parameters established in such policies.

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

Each quarter, the Group performs a net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 200 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2010, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change

(Dollars in thousands)
+ 200 Basis points	$27,137	21.66%	$22,031	17.04%

+ 100 Basis points	$20,295	16.20%	$29,560	22.86%

− 100 Basis points	$(38,124)	−30.43%	$(39,910)	−30.86%

− 200 Basis points	$(60,775)	−48.52%	$(64,997)	−50.26%

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

Interest rate swaps and options on interest rate swaps — Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal. During the year ended December 31, 2010, the Group had realized losses of $42.0 million due to the terminations of forward-settle swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 1.83%. At December 31, 2010, there were open forward settlement swaps with an aggregate notional amount of $1.250 billion, of which $900 million had a forward settlement date of December 28, 2011, and the remaining $350 million had a forward settlement date of May 9, 2012. The final maturity dates of the forward-settle swaps ranges from December 28, 2013 to December 28, 2015. The forward settlement date for the interest rate swaps is the same date as the maturity date of five repurchase agreements with an aggregate balance of $1.250 billion. The Group’s current strategy is to refinance such borrowings as short term repurchase agreements, and utilize those interest rate swaps to convert the short term repurchase agreements into a fixed rate borrowing at a cost of 283 basis points lower than the cost of the current long term repurchase agreements. A derivative asset of $11.0 million was recognized on December 31, 2010 related to the valuation of these forward-settle swaps. At December 31, 2009, a derivative asset of $8.5 million was recognized related to the valuation of interest rate swaps sold during the year 2010.

In November 2010, the Group purchased two options to enter into interest rate swaps with an aggregate notional balance of $250 million. The options, which expire on August 10, 2012, and December 6, 2012, provide the Group the ability to enter into pay-fixed/receive-float interest rate swaps with underlying notional balances of $100.0 million and $150.0 million, respectively; and final maturity dates of May 14, 2015 and June 6, 2016, respectively. A derivative asset of $7.4 million was recognized at December 31, 2010 related to the valuation of these options.

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

At December 31, 2010 and 2009, the fair value of the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $9.9 million, and $6.5 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $12.8 million and $9.5 million, respectively, recorded in deposits.

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

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $41.2 million in structured credit investments that are considered of a higher credit risk than agency securities.

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

As of December 31, 2010, the Group had approximately $422.1 million in investment securities, $394.4 million in mortgage loans, and $448.9 in cash and cash equivalents available to cover liquidity needs.

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement date.

As a result of the FDIC-assisted acquisition during the year ended December 31, 2010, the loan commitments, which represents unused lines of credit and letters of credit provided to customers, increased $65.5 million from previous year to $104.3 million. Commitments for loans covered under the FDIC shared-loss agreements amounted to $42.6 million at December 31, 2010.

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

The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee.

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

The Commonwealth of Puerto Rico is in the fifth year of economic recession, and the central government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. In March 2009, the Legislature passed, and Governor signed, laws to reduce spending by 10% in an attempt to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. Although the size of the Commonwealth’s deficit has been reduced by the central government, the Puerto Rico economy continues to struggle.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORIENTAL FINANCIAL GROUP INC.

FORM-10K

FINANCIAL DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Oriental Financial Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries (the “Group”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oriental Financial Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of the Group’s internal control over financial reporting.

/s/  KPMG LLP

San Juan, Puerto Rico
March 9, 2011

Stamp No. 2530998 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

ORIENTAL FINANCIAL GROUP INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and stockholders of Oriental Financial Group Inc.:

The management of Oriental Financial Group Inc. (the “Group”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. The Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Group’s internal control over financial reporting as of December 31, 2010. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Group maintained effective internal control over financial reporting as of December 31, 2010 based on the COSO Criteria.

The effectiveness of the Group’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, the Group’s independent registered public accounting firm, as stated in their report dated March 9, 2011.

By: /s/ José Rafael Fernández	By: /s/ Norberto González
José Rafael Fernández	Norberto González
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 9, 2011	Date: March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oriental Financial Group Inc.:

We have audited Oriental Financial Group Inc.’s (the “Group”) internal control over financial reporting as of December 31, 2010, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Group’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Group’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Group; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Group are being made only in accordance with authorizations of management and directors of the Group; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oriental Financial Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 9, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Juan, Puerto Rico
March 9, 2011

Stamp No. 2530997 of the Puerto Rico
Society of Certified Public Accountants was affixed to the record copy of this report.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31,	December 31,
	2010	2009
	(In thousands, except
	share data)

ASSETS
Cash and cash equivalents
Cash and due from banks	$337,218	$247,691
Money market investments	111,728	29,432

Total cash and cash equivalents	448,946	277,123

Investments:
Trading securities, at fair value, with amortized cost of $1,307 (December 31, 2009 — $522)	1,330	523
Investment securities available-for-sale, at fair value, with amortized cost of $3,661,146 (December 31, 2009 — $5,044,017)	3,700,064	4,953,659
Investment securities held-to-maturity, at amortized cost, with fair value of $675,721 at December 31, 2010	689,917	—
Federal Home Loan Bank (FHLB) stock, at cost	22,496	19,937
Other investments	150	150

Total investments	4,413,957	4,974,269

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	33,979	27,261
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $31,430 (December 31, 2009 — $23,272)	1,117,859	1,112,808
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $49,286 at December 31, 2010	620,732	—

Total loans, net	1,772,570	1,140,069

FDIC shared-loss indemnification asset	471,872	—
Foreclosed real estate covered under shared-loss agreements with the FDIC	15,962	—
Foreclosed real estate not covered under shared-loss agreements with the FDIC	11,969	9,347
Accrued interest receivable	28,716	33,656
Deferred tax asset, net	30,350	31,685
Premises and equipment, net	23,941	19,775
Forward settlement swaps	11,023	8,511
Investment in equity indexed options	9,870	6,464
Investment in swap options	7,422	—
Other assets	66,179	49,934

Total assets	$7,312,777	$6,550,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$954,553	$693,506
Savings accounts	235,690	86,792
Certificates of deposit	1,398,644	965,203

Total deposits	2,588,887	1,745,501

Borrowings:
Short-term borrowings	42,470	49,218
Securities sold under agreements to repurchase	3,456,781	3,557,308
Advances from FHLB	281,753	281,753
FDIC-guaranteed term notes	105,834	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,922,921	4,030,196

Securities purchased but not yet received	—	413,359
FDIC net settlement payable	24,839	—
Accrued expenses and other liabilities	43,799	31,611

Total liabilities	6,580,446	6,220,667

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,807,734 shares issued; 46,348,667 shares outstanding (December 31, 2009 — 25,739,397; 24,235,088)	47,808	25,739
Additional paid-in capital	498,435	213,445
Legal surplus	46,331	45,279
Retained earnings	51,502	77,584
Treasury stock, at cost, 1,459,067 shares (December 31, 2009 — 1,504,309 shares)	(16,732)	(17,142)
Accumulated other comprehensive income (loss), net of tax of ($2,108) (December 31, 2009 — $7,445)	36,987	(82,739)

Total stockholders’ equity	732,331	330,166

Total liabilities and stockholders’ equity	$7,312,777	$6,550,833

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008

Interest income:
Loans
Loans not covered under shared-loss agreements with the FDIC	$71,310	$73,155	$79,165
Loans covered under shared-loss agreements with the FDIC	44,158	—	—
Mortgage-backed securities	161,518	198,015	184,019
Investment securities and other	26,815	48,310	75,855

Total interest income	303,801	319,480	339,039

Interest expense:
Deposits	48,535	54,693	49,781
Securities sold under agreements to repurchase	100,609	116,755	161,363
Advances from FHLB and other borrowings	12,248	12,380	14,280
FDIC-guaranteed term notes	4,084	3,175	—
Note payable to the FDIC	1,887	—	—
Subordinated capital notes	1,238	1,465	2,304

Total interest expense	168,601	188,468	227,728

Net interest income	135,200	131,012	111,311
Provision for non-covered loan and lease losses	15,914	15,650	8,860
Provision for covered loan and lease losses, net	6,282	—	—

Net interest income after provision for loan and lease losses	113,004	115,362	102,451

Non-interest income:
Wealth management revenues	17,849	14,473	16,481
Banking service revenues	11,772	5,942	5,726
Mortgage banking activities	9,554	9,728	3,685
Investment banking revenues (losses)	118	(4)	950

Total banking and wealth management revenues	39,293	30,139	26,842

Total loss on other-than-temporarily impaired securities	(39,674)	(101,472)	(58,804)
Portion of loss on securities recognized in other comprehensive income	22,508	41,398	—

Other-than-temporary impairments on securities	(17,166)	(60,074)	(58,804)

Accretion of FDIC loss-share indemnification asset	4,330	—	—
Fair value adjustment on FDIC equity appreciation instrument	909	—	—
Net gain (loss) on:
Sale of securities	15,032	4,385	35,070
Derivatives	(36,891)	28,927	(12,943)
Mortgage tax credits	—	—	(2,480)
Early extinguishment of repurchase agreements	—	(17,551)	—
Trading securities	23	12,564	(13)
Foreclosed real estate	(524)	(570)	(670)
Other	124	113	756

Total non-interest income, net	5,130	(2,067)	(12,242)

Non-interest expenses:
Compensation and employee benefits	41,723	32,020	30,572
Occupancy and equipment	18,556	14,763	13,843
Professional and service fees	16,491	10,379	9,203
Insurance	7,006	7,233	2,421
Taxes, other than payroll and income taxes	5,106	3,004	2,514
Advertising and business promotion	4,978	4,208	3,970
Electronic banking charges	4,504	2,194	1,726
Loan servicing and clearing expenses	3,051	2,390	2,633
Foreclosure and repossession expenses	2,830	929	637
Communication	2,561	1,567	1,292
Director and investors relations	1,463	1,374	1,159
Printing, postage, stationery and supplies	1,188	902	988
Other	3,141	2,415	1,784

Total non-interest expenses	112,598	83,378	72,742

Income before income taxes	5,536	29,917	17,467
Income tax expense (benefit)	(4,298)	6,972	(9,323)

Net income	9,834	22,945	26,790
Less: Dividends on preferred stock	(5,335)	(4,802)	(4,802)
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	—

Income available (loss) to common shareholders	$(18,212)	$18,143	$21,988

Income (loss) per common share:
Basic	$(0.50)	$0.75	$0.91

Diluted	$(0.50)	$0.75	$0.90

Average common shares outstanding and equivalents	36,810	24,306	24,327

Cash dividends per share of common stock	$0.17	$0.16	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Preferred stock:
Balance at beginning of year	$68,000	$68,000	$68,000
Issuance of preferred stock	177,289	—	—
Conversion of preferred stock to common stock	(177,289)	—	—

Balance at end of year	68,000	68,000	68,000

Additional paid-in capital from beneficial conversion feature:
Balance at beginning of year	—	—	—
Issuance of preferred stock — beneficial conversion feature	22,711	—	—
Conversion of preferred stock to common stock — beneficial conversion feature	(22,711)	—	—

Balance at end of year	—	—	—

Common stock:
Balance at beginning of year	25,739	25,739	25,557
Issuance of common stock	8,740	—	—
Conversion of preferred stock to common stock	13,320	—	—
Exercised stock options	9	—	182

Balance at end of year	47,808	25,739	25,739

Additional paid-in capital:
Balance at beginning of year	213,445	212,625	210,073
Issuance of common stock	90,896	—	—
Conversion of preferred stock to common stock	186,680	—	—
Deemed dividend on preferred stock beneficial conversion feature	22,711	—	—
Stock-based compensation expense	1,194	742	559
Exercised stock options	63	—	1,993
Exercised restricted stock units with treasury shares	(380)	—	—
Capital contribution	—	78	—
Common stock issuance costs	(5,250)	—	—
Preferred stock issuance costs	(10,924)	—	—

Balance at end of year	498,435	213,445	212,625

Legal surplus:
Balance at beginning of year	45,279	43,016	40,573
Transfer from retained earnings	1,052	2,263	2,443

Balance at end of year	46,331	45,279	43,016

Retained earnings:
Balance at beginning of year	77,584	51,233	45,296
Cumulative effect on initial adoption of accounting principle	—	14,359	—
Net income	9,834	22,945	26,790
Cash dividends declared on common stock	(6,818)	(3,888)	(13,608)
Cash dividends declared on preferred stock	(5,335)	(4,802)	(4,802)
Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	—
Transfer to legal surplus	(1,052)	(2,263)	(2,443)

Balance at end of year	51,502	77,584	51,233

Treasury stock:
Balance at beginning of year	(17,142)	(17,109)	(17,023)
Stock purchased	—	(182)	(235)
Exercised restricted stock units with treasury shares	380	—	—
Stock used to match defined contribution plan	30	149	149

Balance at end of year	(16,732)	(17,142)	(17,109)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(82,739)	(122,187)	(13,015)
Cumulative effect on initial adoption of accounting principle	—	(14,359)	—
Other comprehensive income (loss), net of tax	119,726	53,807	(109,172)

Balance at end of year	36,987	(82,739)	(122,187)

Total stockholders’ equity	$732,331	$330,166	$261,317

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$9,834	$22,945	$26,790

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale arising during the year	127,144	(3,323)	(141,076)
Realized gain on investment securities included in net income	(15,032)	(4,385)	(35,070)
Total loss on other- than-temporarily impaired securities	39,674	101,472	58,804
Portion of loss on securities recognized in other comprehensive income	(22,508)	(41,398)	—
Income tax effect	(9,552)	1,441	8,170

Other comprehensive income (loss) for the year	119,726	53,807	(109,172)

Comprehensive income (loss)	$129,560	$76,752	$(82,382)

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$9,834	$22,945	$26,790

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	211	218	(428)
Amortization of premiums, net of accretion of discounts	40,667	13,075	(786)
Amortization of core deposit intangible	95	—	—
Accretion of FDIC loss-share indemnification asset	(4,330)	—	—
Other-than-temporary impairments on securities	17,166	60,074	58,804
Depreciation and amortization of premises and equipment	5,764	5,987	5,443
Deferred income tax benefit	(10,092)	(1,782)	(9,931)
Provision for loan and lease losses, net	22,196	15,650	8,860
Stock-based compensation	1,194	742	559
Fair value adjustment of servicing asset	(1,805)	(4,301)	(293)
(Gain) loss on:
Sale of securities	(15,032)	(4,385)	(35,070)
Sale of mortgage loans held for sale	(5,383)	(3,827)	(2,408)
Derivatives	36,891	(28,927)	12,943
Mortgage tax credits	—	—	2,480
Early extinguishment of repurchase agreements	—	17,551	—
Sale of foreclosed real estate	524	570	670
Sale of premises and equipment	49	(71)	1
Originations and purchases of loans held-for-sale	(227,401)	(230,240)	(140,080)
Proceeds from sale of loans held-for-sale	77,705	106,071	58,355
Net (increase) decrease in:
Trading securities	(807)	(267)	866
Accrued interest receivable	4,940	10,258	8,401
Other assets	(332)	(26,008)	(10,082)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	582	(5,622)	2,717
Accrued expenses and other liabilities	23,461	8,295	(2,163)

Net cash used in operating activities	(23,903)	(43,994)	(14,352)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(5,630,637)	(12,577,326)	(4,159,014)
Investment securities held-to-maturity	(703,390)	—	(14,000)
FHLB stock	(2,560)	(26,981)	(22,164)
Equity options	(5,899)	(4,067)	(5,596)
Maturities and redemptions of:
Investment securities available-for-sale	3,011,108	3,825,193	970,543
Investment securities held-to-maturity	12,754	—	304,133
Other investments	—	—	1,511
FHLB stock	10,077	28,057	21,809
Proceeds from sales of:
Investment securities available-for-sale	3,689,869	9,101,639	1,687,779
Investment securities held-to-maturity	—	—	834,975
Foreclosed real estate	7,886	9,312	3,264
Other repossessed assets	711	—	—
Premises and equipment	631	128	14
Origination and purchase of loans, excluding loans held-for-sale	(144,210)	(93,093)	(157,063)
Principal repayments of loans, including covered loans	231,976	131,079	111,869
Shared-loss agreements reimbursements from the FDIC	120,675	—	—
Additions to premises and equipment	(9,974)	(4,636)	(4,863)
Cash and cash equivalents received in FDIC-assisted acquisition	89,777	—	—

Net cash provided by (used in) investing activities	678,794	389,305	(426,803)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	115,377	(26,764)	564,516
Securities sold under agreements to repurchase	(100,000)	(217,551)	(100,023)
Short term borrowings	(6,709)	19,986	1,733
Proceeds from:
Issuance of FDIC-guaranteed term notes	—	105,000	—
Advances from FHLB	—	1,397,880	2,098,070
Exercise of stock options	72	—	2,175
Issuance of common stock, net	94,386	—	—
Issuance of preferred stock, net	189,076	—	—
Capital contribution	—	78	—
Repayments of advances from FHLB	—	(1,424,580)	(2,121,370)
Repayments of note payable to the FDIC	(715,970)	—	—
Purchase of treasury stock	—	(182)	(235)
Termination of derivative instruments	(47,147)	20,263	(7,912)
Dividends paid on preferred stock	(5,335)	(4,802)	(4,802)
Dividends paid on common stock	(6,818)	(3,888)	(13,608)

Net cash provided by (used in) financing activities	(483,068)	(134,560)	418,544

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net change in cash and cash equivalents	171,823	210,751	(22,611)
Cash and cash equivalents at beginning of year	277,123	66,372	88,983

Cash and cash equivalents at end of year	$448,946	$277,123	$66,372

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$167,992	$191,992	$225,011

Income taxes paid	$6,281	$54	$54

Mortgage loans securitized into mortgage-backed securities	$142,907	$147,419	$72,753

Investment securities held-to-maturity transferred to available-for-sale	$—	$—	$375,780

Securities sold but not yet delivered	$—	$—	$834,976

Securities purchased but not yet received	$—	$413,359	$398

Transfer from loans to foreclosed real estate	$12,408	$10,067	$8,889

Conversion of preferred stock to common stock	$200,000	$—	$—

For the year ended December 31, 2010, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Eurobank FDIC-assisted acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Group on April 30, 2010. The cash received in the transaction, which amounted to $89.8 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in FDIC-assisted acquisition”.

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010, 2009, AND 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform to U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices. The following is a description of the Group’s most significant accounting policies:

Nature of Operations

The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of banking and wealth management services such as mortgage, commercial and consumer lending, leasing, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to examination, regulation and periodic reporting under the U.S. Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System.

The Bank operates through 30 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, operates as an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCFI. Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and, if the conditions so warrant, the Group engages in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio but entered into a subservicing arrangement.

Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC as receiver for Eurobank, pursuant to the terms of

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. This transaction is referred to as the “FDIC-assisted acquisition”.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, fair value of assets acquired and liabilities assumed, the valuation of securities and derivative instruments, revisions to expected cashflows in covered loans, accounting of indemnification asset, and the determination of income taxes and other-than-temporary impairment of securities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The special purpose entity is exempt from the consolidation requirements of GAAP.

Cash Equivalents

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition.

Earnings per Common Share

Basic earnings per share are calculated by dividing income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (options) and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

Securities Purchased/Sold Under Agreements to Resell/Repurchase

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements; accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

The Group classified as held-to-maturity agency-issued mortgage-backed securities. The Group has both the intent and ability to hold such securities until their maturities. Furthermore, the Group believes it will be able to recover substantially all of its recorded investment mainly because these are agency-issued mortgage-backed securities, and also because the securities cannot be contractually prepaid or otherwise settled before their stated maturity by the issuing agency, except for the principal prepayments that may occur throughout their life based on the payment behavior of the collateral loans.

The Group purchased the securities classified as held-to-maturity during the fourth quarter of 2010, and made the classification in response to management’s asset-liability management (ALM) strategy. The Group believes that it can accomplish its ALM goals and still maximize net interest income without having all its securities classified as available-for-sale. This designation is consistent with held-to-maturity classification requirements, specifically those stated in section 25-18 of ASC 320-10-25.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

The Group’s investment in the Federal Home Loan Bank (FHLB) of New York stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB at cost. Therefore, the carrying value represents its fair value.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities, and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined on the specific identification method.

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

Level 1-Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2-Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

On April 1, 2009, the Group changed its method for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly due to the adoption of FASB Accounting Standard Codification (“ASC”) 820-1-35-51.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment.

Derivative Financial Instruments

As part of the Group’s asset and liability management, the Group may use option agreements and interest rate contracts, which include interest rate swaps to hedge various exposures or to modify interest rate characteristics of various assets or liabilities.

The Group recognizes all derivative instruments as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the fair value of the derivative instruments do not perfectly offset changes in the fair value or cash flows of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. There were no derivatives designated as a hedge as of December 31, 2010.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group uses several pricing models that consider current fair value and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions to derive the fair value of certain derivative contracts.

Off-Balance Sheet Instruments

In the ordinary course of business, the Group enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 16 to the consolidated financial statements. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. The Group periodically evaluates the credit risks inherent in these commitments, and establishes accruals for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The residential mortgage loans reported as held-for-sale are stated at the lower-of-cost-or-fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time the Group sells to other financial institutions or securitizes conforming mortgage loans into Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) pass-through certificates.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Group surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in ASC Topic 860 are met: (1) the assets must be isolated from creditors of the transferor, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Group transfers financial assets and the transfer fails any one of these criteria, the Group is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Group treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction. For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Group derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Group was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

When the Group sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, investors are generally entitled to require the Group to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Group provides servicing. At the Group’s option and without GNMA prior authorization, the Group may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Group treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Group does not maintain effective control over the loans and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Group is deemed to have regained effective control over these loans and these must be brought back onto the Group’s books as assets at fair value, regardless of whether the Group intends to exercise the buy-back option. Quality review procedures are performed by the Group as required under the government agency programs to ensure that assets guideline qualifications are met. The Group has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

On April 30, 2010 the Group acquired a leasing servicing asset as part of the FDIC-assisted acquisition. The Group follows the same accounting methodology used for mortgage loans servicing asset, as described above.

Loans and Allowance for Loan and Lease Losses

Because of the loss protection provided by the FDIC, the risks of the FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements. Accordingly, the Group presents loans subject to the loss sharing agreements as “covered loans” and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. Non-covered loans include any loans made outside of the FDIC shared-loss agreements before or after the April 30, 2010 FDIC-assisted acquisition. Non-covered loans also include credit cards balances acquired in the FDIC-assisted acquisition.

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

Credit cards balances acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual or projected cash flows is less than originally estimated, additional provisions for loan and lease losses will be recognized.

Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms, except for well collateralized residential mortgage loans in process of collection for which recognition is discontinued when these become 365 days or more past due based on contractual terms and are then written down, if necessary, based on the specific evaluation of the collateral underlying the loan. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

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

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Group.

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

The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent 12 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: mortgage loans; commercial loans; consumer loans; and leasing.

Mortgage Loans: These loans were further segregated into four sub-segments: traditional mortgages, non-traditional mortgages, loans in loan modification programs and personal mortgage collateral loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification program are those loans that are being serviced under such program. The personal mortgage collateral loans are mainly equity lines of credits. The allowance factor on these loans is

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.

Commercial loans: These loans consist mainly of commercial loans secured by real estate. The allowance factor assigned to these loans are impacted by historical loss factors, by the environmental risk factors described above and by the credit risk gradings assigned to the loans. These credit risk gradings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

Consumer loans: these consist of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor on these loans is impacted by the historical loss factors on the segment, the environmental risk factors described above and by delinquency buckets.

Leasing: This segment consists of personal loans guaranteed by a vehicle in the form of a lease finance or in the form of an auto loan. The allowance factor on these loans is impacted by the historical losses on the segment, the environmental risk factors described above and by delinquency buckets. This is a new business introduced during 2010, as such, the historical loss factor have been matched to consumer loans due to the lack of historical losses on leases.

Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Group’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Financing

The Group leases vehicles and equipment for personal and commercial use to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in the guidance for leases in ASC Topic 840. Aggregate rentals due over the term of the leases less unearned income are included in finance lease contracts receivable. Unearned income is amortized using a method over the average life of the lease as an adjustment to the interest yield.

Revenue for other leases is recognized as it becomes due under the terms of the relevant agreement.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities. Net adjustments to the reserve for unfunded commitments are included in other operating expenses in the consolidated statements of operations.

FDIC Shared-Loss Indemnification Asset

The FDIC shared-loss indemnification asset is accounted for as an indemnification asset measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. This asset is presented net of any clawback liability due to the FDIC under the Purchase and Assumption Agreement. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FDIC shared-loss indemnification asset is reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC shared-loss indemnification asset is amortized.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10 year period. The Group evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the year ended December 31, 2010. If an impairment loss is determined to exist in the future, the loss would be reflected as a non-interest expense in the consolidated statement of operations for the period in which such impairment is identified.

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

Covered Foreclosed Real Estate and Other Repossessed Property

Covered foreclosed real estate and other repossessed property were initially recorded at their estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write downs due to declines in fair value are charged to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) will no longer be in effect, except for transactions or taxable years that have commenced prior to January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 1994 Code provided a surtax rate from 5% to 19% while the 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may reduce to 5% after December 31, 2013, if certain economic tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a significantly higher surtax deduction, the 1994 Code provided for a $25,000 surtax deduction which the 2011 Code increased it to $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is also reduced from 22% to 20%. Apart from the reduced rates provided by the 2011 Code, it also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation Plan

The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”) provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010.

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

The Group follows the fair value method of recording stock-based compensation. The Group uses the modified prospective transition method, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

The Group has evaluated events subsequent to the balance sheet date and prior to filing of this annual report on Form 10-K for the year ended December 31, 2010, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the presentation adopted in the current year.

Recent Accounting Developments:

Transfers of Financial Assets — In June 2009, FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets (FASB ASC Subtopic 860-10)”. ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special-purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor has not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests, and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC paragraph 860-10-40-6A. This guidance was adopted and has been applied as of the beginning of the first annual reporting period that began on January 1, 2010, for interim periods within that first annual reporting period and will be applied for interim and annual reporting periods thereafter. The recognition and measurement provisions have been applied to transfers that have occurred on or after the effective date. On and after the effective date, existing qualifying special-purpose entities have been evaluated for consolidation in accordance with the applicable consolidation guidance in the Codification. The Group evaluated transfers of financial assets executed during the year ended December 31, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities), and determined that the adoption of ASU 2009-16 did not have a significant impact on the Group’s accounting for such transactions or results of operations or financial condition for such period.

A securitization of a financial asset, a participating interest in a financial asset, or a pool of financial assets in which the Group (and its consolidated affiliates) (a) surrenders control over the transferred assets and (b) receives cash or other proceeds is accounted for as a sale. Control is considered to be surrendered only if all three of the following conditions are met: (1) the assets have been legally isolated; (2) the transferee has the ability to pledge or exchange the assets; and (3) the transferor no longer maintains effective control over the assets. When the Group transfers financial assets and the transfer fails any one of the above criteria, the Group is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.

The Group recognizes and initially measures at fair value a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in either of the following

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

situations: (1) a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset that meets the requirements for sale accounting; or (2) an acquisition or assumption of a servicing obligation of financial assets that do not pertain to the Group or its consolidated subsidiaries. Upon adoption of ASU 2009-16, the Group does not recognize either a servicing asset or a servicing liability if it transfers or securitizes financial assets in a transaction that does not meet the requirements for sale accounting and is accounted for as a secured borrowing.

Variable Interest Entities — FASB amended on June 2009 the guidance applicable to variable interest entities (“VIE”) and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB ASC Subtopic 860-10). The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. The new guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The new guidance requires ongoing evaluation of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the Group commencing on January 1, 2010. The adoption of the new accounting guidance on variable interest entities did not have a material effect on the Group’s consolidated financial statements.

Fair Value Measurements and Disclosures — FASB Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Improving Disclosures about Fair Value Measurements” , issued in January 2010, requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in FASB ASC Subtopic 820-10. This update amends Subtopic 820-10 and now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. Also in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, this update clarifies existing disclosures as follows: (i) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. This guidance did not have a material effect on the Group’s consolidated financial statements.

Consolidation — In February 2010, FASB issued ASU 2010-10, Amendments for Certain Investment Funds, that clarifies the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167, which makes the consolidation requirements deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special-purpose entities. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the effective date for the Statement 167 amendments to Topic 810. Early application is not permitted. This guidance did not have a material effect on the Group’s consolidated financial statements.

Derivatives and Hedging — In March 2010, FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact on the Group’s consolidated financial statements.

Loan Modification — In April 2010, FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The Group adopted this guidance for loans acquired on the FDIC-assisted acquisition accounted for under ASC 310-30. Its adoption did not have a material effect on the Group’s consolidated financial statements.

Credit Quality and Allowance for Credit Losses Disclosures — In July 2010, FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan and lease losses is effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan and lease losses accounts will be effective for reporting periods beginning on or after December 15, 2010. The Group adopted this guidance for period-end balance disclosures for loans and the allowance for loan and lease losses. Refer to Note 5 to the consolidated financial statements for additional information. In January 2011, FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The anticipated effective date is for interim and annual reporting periods ending after June 15, 2011.

Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.

2.	FDIC-ASSISTED ACQUISITION

On April 30, 2010 the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank, San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC covers a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

The acquired loans, foreclosed real estate, and other repossessed property subject to the shared-loss agreements are collectively referred as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term for loss share on single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term for loss share on commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results of the Group for the year ended December 31, 2010 include the operating results produced by the acquired assets and liabilities assumed for the period of May 1, 2010 to December 31, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC and the FDIC shared-loss agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro-forma information is presented.

The assets acquired and liabilities assumed as of April 30, 2010 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the quarter ended December 31, 2010, the Group recorded retrospective adjustments to the preliminary estimated fair values of certain acquired covered loans, the FDIC shared-loss indemnification asset including clawback liability, deferred income taxes, and other assets acquired, to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. This was also the result of ongoing discussions between the Bank and the FDIC that have impacted certain assets acquired and certain liabilities assumed by the Bank as part of the one year measurement period under the Purchase and Assumptions agreement with the FDIC. The amount that the Group realizes on these assets could differ materially from the carrying value included in the consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods.

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels. Under the loss sharing agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($227.5 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $13.8 million at April 30, 2010. This estimated liability is accounted for as part of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the loss sharing agreements between the Bank and the FDIC.

The operating results of the Group for the year ended December 31, 2010 include the operating results produced by the acquired assets and liabilities assumed for the period of May 1, 2010 to December 31, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC loss sharing agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro forma information is presented.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net-assets acquired and the respective preliminary measurement period adjustments are reflected in the table below:

				Preliminary
			April 30, 2010	Measurement
	Book value	Fair Value	(As initially	Period	April 30, 2010
	April 30, 2010	Adjustments	reported)	Adjustments	(As remeasured)
			(In thousands)

Assets
Cash and cash equivalents	$89,777	$—	$89,777	$—	$89,777
Federal Home Loan Bank (FHLB) stock	10,077	—	10,077	—	10,077
Loans covered under shared-loss agreements with the FDIC	1,536,416	(699,942)	836,474	(53,547)	782,927
Loans not covered under shared-loss agreements with the FDIC	4,275	(1,266)	3,009	(23)	2,986
Foreclosed real estate covered under shared-loss agreements with the FDIC	26,082	(8,555)	17,527	(2,941)	14,586
Other repossessed assets covered under shared-loss agreements with the FDIC	3,401	(339)	3,062	—	3,062
FDIC shared-loss indemnification asset	—	516,250	516,250	28,963	545,213
Core deposit intangible	—	1,423	1,423	—	1,423
Deferred tax asset, net	—	—	—	1,058	1,058
Goodwill	—	—	—	1,656	1,656
Other assets	20,168	(14,867)	5,301	1,176	6,477

Total assets acquired	$1,690,196	$(207,296)	$1,482,900	$(23,658)	$1,459,242

Liabilities
Deposits	$722,442	$7,104	$729,546	$—	$729,546
Deferred tax liability, net	—	—	6,419	(6,419)	—
Other liabilities	9,426	—	9,426	—	9,426

Total liabilities assumed	$731,868	$7,104	$745,391	$(6,419)	$738,972

Net assets acquired	$958,328	$(214,400)	$737,509	$(17,239)	$720,270

Consideration
Note payable to the FDIC	$715,536	$434	$715,970	$—	$715,970
FDIC settlement payable	15,244	(4,654)	10,590	(7,199)	3,391
FDIC equity appreciation instrument	—	909	909	—	909

	$730,780	$(3,311)	$727,469	$(7,199)	$720,270

Bargain purchase gain from the FDIC-assisted acquisition			$10,040	$(10,040)	$—

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FDIC shared-loss indemnification asset activity for the year ended December 31, 2010 is as follows:

Year Ended
December 31, 2010
(In thousands)

Balance at April 30, 2010	$545,213
Shared-loss agreements reimbursements from the FDIC	(120,675)
Credit impairment losses to be covered under shared-loss agreements	43,004
Accretion of FDIC shared-loss indemnification asset	4,330

Balance at December 31, 2010	$471,872

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates; future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The methods used to determine the fair values of the significant assets acquired and liabilities assumed are described below.

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

Loans — Loans fair values were estimated by discounting the expected cash flows from the portfolio. In estimating such fair value and expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults, and the loss severity of defaults. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e. performing or nonperforming), fixed or variable interest rate, term of loan and whether or not the loan was amortizing and current discount rates.

The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Group in and of itself or in comparison with any other Group.

Foreclosed real estate and other repossessed properties — Foreclosed real estate and other repossessed properties (primarily vehicles) are presented at their estimated fair value and are also subject to the FDIC shared-loss agreements. The fair values were determined using expected selling price, less selling and carrying costs, discounted to present value.

FDIC shared-loss indemnification asset — The FDIC shared-loss indemnification asset, also known as the indemnification asset, is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The FDIC shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

Goodwill — The amount of goodwill is the residual difference in the fair value of liabilities assumed and net consideration paid to the FDIC over the fair value of the assets acquired. This goodwill has been assigned to the Bank subsidiary.

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

Deferred taxes — Deferred taxes relate to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. The Group’s effective tax rate used in measuring deferred taxes resulting from the FDIC-assisted acquisition is 39%.

Other assets and other liabilities — Given the short-term nature of these financial instruments the carrying amounts reflected in the statement of assets acquired and liabilities assumed approximated fair value.

3.	INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2010, and 2009, cash equivalents included as part of cash and due from banks amounted to $111.7 million and $29.4 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at December 31, 2010 and 2009, were as follows:

	December 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)

Available-for-sale
Obligations of US Government sponsored agencies	$3,000	$—	$—	$3,000	0.01%
Puerto Rico Government and agency obligations	71,128	160	3,625	67,663	5.37%
Structured credit investments	61,724	—	20,031	41,693	3.68%

Total investment securities	135,852	160	23,656	112,356

FNMA and FHLMC certificates	3,238,802	45,446	2,058	3,282,190	3.70%
GNMA certificates	118,191	9,523	—	127,714	5.19%
CMOs issued by US Government sponsored agencies	168,301	9,524	21	177,804	5.01%

Total mortgage-backed-securities and CMOs	3,525,294	64,493	2,079	3,587,708

Total securities available-for-sale	3,661,146	64,653	25,735	3,700,064	3.84%
Held-to-maturity
Mortgage-backed-securities
FNMA and FHLMC certificates	689,917	—	14,196	675,721	3.74%

Total	$4,351,063	$64,653	$39,931	$4,375,785	3.82%

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)

Available-for-sale
Obligations of US Government sponsored agencies	$1,037,722	$359	$30,990	$1,007,091	3.18%
Puerto Rico Government and agency obligations	71,537	9	6,181	65,365	5.37%
Structured credit investments	61,722	—	23,340	38,382	3.69%

Total investment securities	1,170,981	368	60,511	1,110,838

FNMA and FHLMC certificates	2,766,317	22,154	24,298	2,764,173	4.62%
GNMA certificates	339,830	7,317	1,044	346,103	4.81%
CMOs issued by US Government sponsored agencies	279,454	7,057	3	286,508	5.20%
Non-agency collateralized mortgage obligations	487,435	—	41,398	446,037	5.78%

Total mortgage-backed-securities and CMOs	3,873,036	36,528	66,743	3,842,821

Total securities available-for-sale	$5,044,017	$36,896	$127,254	$4,953,659	4.48%

The Bank’s international banking entity generated interest income of $100.9 million and $128.8 million, taxable at 5%, for 2010 and 2009, respectively, and $138.5 million of interest income fully exempt for 2008. Other exempt interest income was generated on Puerto Rico government obligations in the Group’s holding company and its banking subsidiary of $28.6 million, $39.8 million, and $54.9 million for 2010, 2009, and 2008 respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of the Group’s investment securities at December 31, 2010, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)

Investment securities
Due less than 1 year
Obligations of US Government sponsored agencies	$3,000	$3,000	$—	$—

Due from 1 to 5 years
Puerto Rico Government and agency obligations	382	388	—	—

Due after 5 to 10 years
Puerto Rico Government and agency obligations	13,682	12,658	—	—
Structured credit investments	11,976	8,379	—	—

Total due after 5 to 10 years	25,658	21,037	—	—

Due after 10 years
Puerto Rico Government and agency obligations	57,064	54,617	—	—
Structured credit investments	49,748	33,314	—	—

Total due after 10 years	106,812	87,931	—	—

Total investment securities	135,852	112,356	—	—

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	14,069	14,868	—	—

Due after 10 years
FNMA and FHLMC certificates	3,224,733	3,267,322	689,917	675,721
GNMA certificates	118,191	127,714	—	—
CMOs issued by US Government sponsored agencies	168,301	177,804	—	—

Total due after 10 years	3,511,225	3,572,840	689,917	675,721

Total mortgage-backed securities	3,525,294	3,587,708	689,917	675,721

Total securities available-for-sale	$3,661,146	$3,700,064	$689,917	$675,721

Keeping with the Group’s investment strategy, during 2010, 2009 and 2008, there were certain sales of available-for-sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its asset and liability management, purchases agency discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until similar investment securities with attractive yields can be purchased. The discount notes are pledged as collateral for repurchase agreements. During the year ended December 31, 2010, the Group sold $285.5 million of discount notes with minimal aggregate gross gains amounting to $1 thousand and sold $608.4 million of discounted notes with minimal aggregate gross losses amounting to $1 thousand.

In December 2009, the Group made the strategic decision to sell $116.0 million of collateralized debt obligations at a realized loss of $73.9 million. For the same strategic reasons, in early January 2010, the Group sold $374.3 million of non-agency collateralized mortgage obligations with a realized loss of $45.8 million. This realized loss was accounted for as other-than-temporary impairment in the fourth quarter of 2009 and no additional gain or loss was realized on the sale in January 2010, since these assets were sold at the same value reflected at December 31, 2009.

In December 2010, the Group made the strategic decision to sell $85.5 million, amortized cost, of a non-agency mortgage-backed security at a realized loss of $22.8 million. The proceeds from such sale amounted to approximately $63.5 million, which were slightly higher than the $63.2 million fair value at which this instrument was carried in books. This $300 thousand difference represents a positive effect on stockholders’ equity of this transaction for the Group.

After giving effect to these transactions, approximately 98% of the Group’s investment securities portfolio consist of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government sponsored entity or the full faith and credit of the U.S. government. This compares to 89% at December 31, 2009.

The tables below present an analysis of the gross realized gains and losses by category for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
						Gross
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Losses
	(In thousands)

Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$1,168,925	$1,191,915	$1,196,123	$1,191,408	$4,716	$1
Puerto Rico Government and agency obligations	2,295	2,396	2,394	2,395	—	1

Total investment securities	1,171,220	1,194,311	1,198,517	1,193,803	4,716	2

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	2,070,159	1,940,384	1,783,631	1,755,808	27,823
GNMA certificates	307,356	315,911	293,997	288,726	5,271	—
Non-agency collateralized mortgage obligations	842,619	840,775	430,926	453,702	—	22,776

Total mortgage-backed securities and CMOs	3,220,134	3,097,070	2,508,554	2,498,236	33,094	22,776

Total	$4,391,354	$4,291,381	$3,707,071	$3,692,039	$37,810	$22,778

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)

Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$3,189,385	$3,190,113	$3,189,827	$3,188,991	$856	$20
Structured credit investments	134,000	114,128	42,210	116,094	—	73,884
Puerto Rico Government and agency obligations	90,000	90,612	90,000	90,000	—	—

Total investment securities	3,413,385	3,394,853	3,322,037	3,395,085	856	73,904

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	5,520,419	5,490,838	5,088,807	5,018,408	71,549	1,150
GNMA certificates	347,667	355,949	353,801	353,176	625	—
CMOs issued by U.S. Government sponsored agencies	330,000	330,938	336,994	330,585	6,409	—

Total mortgage-backed securities and CMOs	6,198,086	6,177,725	5,779,602	5,702,169	78,583	1,150

Total	$9,611,471	$9,572,578	$9,101,639	$9,097,254	$79,439	$75,054

	Year Ended December 31, 2008
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)

Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$793,300	$792,957	$791,278	$782,063	$9,215	$—
Puerto Rico Government and agency obligations	1,830	1,843	1,862	1,804	58	—

Total investment securities	795,130	794,800	793,140	783,867	9,273	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	821,488	817,883	703,921	693,370	10,551	—
GNMA certificates	196,578	199,030	190,718	189,872	907	61

Total mortgage-backed securities and CMOs	1,018,066	1,016,913	894,639	883,242	11,458	61

	1,813,196	1,811,713	1,687,779	1,667,109	20,731	61

Sale of Securities Held-to-Maturity
Investment securities
Obligations of U.S. Government sponsored agencies	125,000	124,981	127,870	125,000	2,870	—

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	1,028,748	906,544	488,628	481,518	7,110	—
GNMA certificates	319,223	272,090	115,358	113,441	1,917	—
CMOs issued by U.S. Government sponsored agencies	140,473	140,979	103,119	100,616	2,503	—

Total mortgage-backed securities and CMOs	1,488,444	1,319,613	707,105	695,575	11,530	—

	1,613,444	1,444,594	834,975	820,575	14,400	—

Total	$3,426,640	$3,256,307	$2,522,754	$2,487,684	$35,131	$61

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and December 31, 2009:

December 31, 2010
Available-for-sale

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
FNMA and FHLMC certificates	$245,533	$2,058	$243,475
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	249,124	2,079	247,045

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value

Structured credit investments	61,724	20,031	41,693
Puerto Rico Government and agency obligations	50,773	3,625	47,148

	112,497	23,656	88,841

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value

FNMA and FHLMC certificates	245,533	2,058	243,475
Structured credit investments	61,724	20,031	41,693
Puerto Rico Government and agency obligations	50,773	3,625	47,148
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	$361,621	$25,735	$335,886

December 31, 2010
Held-to-maturity

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)

FNMA and FHLMC certificates	$689,917	$14,196	$675,721

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009
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

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Group follows FASB Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing such amortized cost with the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall, if any, of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

With regards to the structured credit investments with an unrealized loss position, the Group performs a detailed analysis of other-than-temporary impairments, which is explained in the following paragraphs. The Group also performed a detailed analysis of other-than-temporary impairment on the non-agency collateralized mortgage obligation that the Group sold in December 2010, which was in an unrealized loss position during the year. Other securities in an unrealized loss position at December 31, 2010 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government-sponsored agencies. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at December 31, 2010, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At December 31, 2010, the Group does not have the intent to sell these investment securities in an unrealized loss position.

At December 31, 2010, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $20.0 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).

The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of December 31, 2010, have an aggregate amortized cost of $36.2 million and unrealized losses of $10.6 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.

The determination of the credit loss assumption in the discounted cash flow analysis related to the Group’s structured credit investments is similar to the one used for the non-agency collateralized mortgage obligations, the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Group owns a corporate bond that is partially invested in a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $9.4 million as of December 31, 2010. Due to the structure of this corporate bond, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairments on this security consists on a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the structure maintains at each quarter-end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the review of the credit default spreads for each entity in the reference portfolio to monitor their specific performance; and the constant monitoring of the CDO’s credit rating.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Group constantly monitored the BALTA private label non-agency CMO to measure the collateral performance and gauge trends for such positions, and the effect of collateral behavior on credit enhancements, cash flows, and fair values of the bonds. The Group also periodically monitored any rating migration, and took into account the time lag between underlying performance and rating agency actions.

The factors listed above were used to determine the security’s future expected cash flows. These future cash flows were then discounted based on the instrument’s book yield to arrive at their present value. The present value was then compared to the amortized cost of the security, and any shortfall in the present value was considered to be the credit loss, which was recognized in earnings.

In December 2010, the Group made the strategic decision to sell the BALTA private label non-agency CMO at a loss of $22.8 million. The following table summarizes other-than-temporary impairment losses (in thousands) on this security for the year ended December 31, 2010:

Year Ended
December 31, 2010

Total loss other-than-temporarily impaired securities	$(39,674)
Portion of loss on securities recognized in other comprehensive income	22,508

Net impairment losses recognized in earnings	$(17,166)

4.	PLEDGED ASSETS

At December 31, 2010, residential mortgage loans amounting to $512.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.8 billion, $73.4 million, $19.1 million, and $47.5 million at December 31, 2010, were pledged to secure securities sold under agreements to repurchase, public fund deposits, Federal Reserve Bank of New York advances, and funds deposited by the Puerto Rico Cash & Money Market Fund Inc., respectively. Also, at December 31, 2010, investment securities with fair values totaling $9.9 million were pledged as collateral for interest rate swaps contracts, while others with fair values of $124 thousand were pledged to the OCFI as a bond for the Bank’s trust operations. At December 31, 2009, residential mortgage loans amounting to $546.7 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.9 billion, $72.6 million and $85.3 million at December 31, 2009, were pledged to secure securities sold under agreements to repurchase, public fund deposits and other funds,

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Also, at December 31, 2009, investment securities with fair values totaling $8.4 million were pledged as collateral for interest rate swaps contracts, while others with fair value of $128 thousand and $119 thousand, were pledged to the Puerto Rico Treasury Department and to the OCFI as a bond for the Bank’s trust operations, respectively.

As of December 31, 2010 and 2009, investment securities available-for-sale not pledged amounted to $422.1 million and $887.1 million, respectively. As of December 31, 2010 and 2009, mortgage loans not pledged amounted to $394.4 million and $396.2 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at December 31, 2010 and December 31, 2009 was as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Loans not-covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential — 1 to 4 family	$847,402	$898,790
Home equity loans, secured personal loans and others	25,080	20,145
Commercial	174,056	157,631
Deferred loan fees, net	(3,931)	(3,318)

	1,042,607	1,073,248

Other loans:
Commercial	60,936	40,146
Personal consumer loans and credit lines	35,912	22,864
Leasing	10,257	—
Deferred loan fees, net	(423)	(178)

	106,682	62,832

Loans receivable	1,149,289	1,136,080
Allowance for loan and lease losses	(31,430)	(23,272)

Loans receivable, net	1,117,859	1,112,808
Mortgage loans held-for-sale	33,979	27,261

Total loans not-covered under shared-loss agreements with FDIC, net	1,151,838	1,140,069
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	166,865	—
Construction and development secured by 1-4 family residential properties	17,253	—
Commercial and other construction	388,261	—
Leasing	79,093	—
Consumer	18,546	—

Total loans covered under shared-loss agreements with FDIC	670,018	—
Allowance for loan and lease losses on covered loans	(49,286)	—

Total loans covered under shared-loss agreements with FDIC, net	620,732	—

Total loans, net	$1,772,570	$1,140,069

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the aging of the recorded investment in gross loans as of December 31, 2010 and 2009 by class of loans:

							Loans Past
							Due Over
	30-59 Days	60-89 Days	Greater than	Total Past			90 Days and
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Still Accruing

December 31, 2010:
Loans not covered under shared-loss agreements with the FDIC:
Secured by real estate (except commercial)
Residential
Traditional	$22,093	$9,414	$76,604	$108,111	$638,158	$746,269	$37,850
Non-traditional	837	845	12,016	13,698	66,056	79,754	4,953
Loss mitigation program	2,528	1,043	9,336	12,907	33,497	46,404	6,060

	25,458	11,302	97,956	134,716	737,711	872,427	48,863
Home equity loans, secured personal loans	149	—	340	489	961	1,450	—
Other	—	—	55	55	—	55	—

	25,607	11,302	98,351	135,260	738,672	873,932	48,863
Commercial	1,123	9,367	13,390	23,880	210,396	234,276	—
Consumer
Personal consumer loans and credit lines — secured	23	—	—	23	4,853	4,876	—
Personal consumer loans and credit lines — unsecured	419	207	136	762	17,576	18,338	—
Credit cards	262	173	285	720	3,620	4,340	—
Overdrafts	—	—	940	940	6,684	7,624	—

	704	380	1,361	2,445	32,733	35,178	—
Leasing	—	79	35	114	10,143	10,257	—

Total loans not covered under shared-loss agreements with the FDIC	$27,434	$21,128	$113,137	$161,699	$991,944	$1,153,643	$48,863

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Loans Past
							Due Over
	30-59 Days	60-89 Days	Greater than				90 Days and
	Past Due	Past Due	90 Days	Total Past Due	Current	Total Loans	Still Accruing

December 31, 2009:
Loans not covered under shared-loss agreements with the FDIC:
Mortgage
Residential
Traditional	$21,344	$12,507	$70,255	$104,106	$704,624	$808,730	$29,304
Non-traditional	1,967	416	14,974	17,357	74,982	92,339	8,011
Loss mitigation program	732	522	2,884	4,138	13,536	17,674	2,374

	24,043	13,445	88,113	125,601	793,142	918,743	39,689
Home equity loans, secured personal loans	—	153	271	424	1,086	1,510	—
Other	—	—	55	55	—	55	—

	24,043	13,598	88,439	126,080	794,228	920,308	39,689
Commercial	2,025	6,761	15,687	24,473	173,256	197,729	—
Consumer
Personal consumer loans and credit lines — secured	97	15	1	113	3,551	3,664	—
Personal consumer loans and credit lines — unsecured	494	137	160	791	14,282	15,073	—
Credit cards	22	9	12	43	1,072	1,115	—
Overdrafts	16	211	3	230	1,457	1,687	—

	629	372	176	1,177	20,362	21,539	—
Total loans not covered under shared-loss agreements with the FDIC	$26,697	$20,731	$104,302	$151,730	$987,846	$1,139,576	$39,689

Non-covered Loans

The Group’s credit activities are with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer, and leases. The latter business was added to the Group’s credit activities as a result of the recent FDIC-assisted acquisition.

At December 31, 2010 and 2009, the Group had $63.3 million and $57.1 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. At December 31, 2010 and 2009, loans of which terms have been extended that are not included in non-performing assets amounted to $29.3 million and $9.9 million. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing because these loans are accounted for on a pooled basis. Management’s judgment is required in classifying loans in pools subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of December 31, 2010 and 2009:

	Non-accrual
	December 31,
	2010	2009
	(In thousands)

Mortgage
Residential
Traditional	$38,754	$33,407
Non-traditional	7,063	6,962
Loss mitigation program	3,276	510

	49,093	40,879
Home equity loans, secured personal loans	340	271
Other	55	55

	49,488	41,205

Commercial	13,390	15,687

Consumer
Personal consumer loans and credit lines — secured	—	1
Personal consumer loans and credit lines — unsecured	136	160
Credit cards	285	12
Overdrafts	—	3

	421	176

Leasing	35	—

Total	$63,334	$57,068

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Credit Quality Indicators

The Group categorizes non-covered loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand and over 90-days past-due. The portfolios of loans secured by real estate (except commercial), leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

The Group uses the following definitions for risk ratings:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and improbable.

ASC 310-10-35:  Loans that are individually measured for impairment.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at	Delinquency
	December 31, 2010	Pass	Special Mention	Substandard	Doubtful	ASC 310-10-35
	(In thousands)

Commercial	$234,276	$188,281	$5,908	$14,046	$143	$25,898

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at	Delinquency
	December 31, 2010	0-90 days	91-120 days	121-365 days	Over 365 days	ASC 310-10-35
	(In thousands)

Mortgage
Traditional	$746,269	$669,665	$—	$37,851	$38,753	$—
Non-traditional	79,754	67,738	—	4,953	7,063	—
Loss mitigation program	46,404	7,767	—	2,035	2,553	34,049

	872,427	745,170	—	44,839	48,369	34,049
Home equity loans, secured personal loans	1,450	1,110	—	—	340	—
Other	55	—	—	—	55	—

	873,932	746,280	—	44,839	48,764	34,049
Consumer	35,178	34,466	—	697	15	—
Leasing	10,257	10,222	—	35	—	—

Total	$919,367	$790,968	$—	$45,571	$48,779	$34,049

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For covered loans, the Group also evaluates credit quality based on the delinquency status of the loan, comparing information from acquisition date through December 31, 2010.

The Group also evaluates covered loans using severity factors. From the acquisition date through December 31, 2010, there have been no adverse changes from those originally estimated that caused us to change the initial loss severity factors estimated for these loans. In addition, as the majority of covered loans are secured by real estate, no adverse experience than those originally estimated have been seem that required us to change our expectation on collateral values, which would change the initial assumptions. The Group has adjusted the loss default and expectations taking into consideration these facts.

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

The changes in the allowance for loan and lease losses for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$23,272	$14,293	$10,161
Provision for loan and lease losses	15,914	15,650	8,860
Charge-offs	(8,235)	(7,028)	(5,104)
Recoveries	479	357	376

Balance at end of year	$31,430	$23,272	$14,293

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method as of December 31, 2010:

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)

Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,250	$823	$—	$—	$138	$3,211
Collectively evaluated for impairment	13,929	10,330	2,286	860	814	28,219

Total ending allowance balance	$16,179	$11,153	$2,286	$860	$952	$31,430

Loans:
Individually evaluated for impairment	34,049	25,898	—	—	—	$59,947
Collectively evaluated for impairment	838,433	208,378	36,628	10,257		1,093,696

Total ending loans balance	$872,482	$234,276	$36,628	$10,257	$—	$1,153,643

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At December 31, 2010, the total investment in impaired commercial loans was $25.9 million (December 31, 2009 — $15.6 million). The impaired commercial loans were measured based on the fair value of collateral. The average investment in impaired commercial loans for the years ended December 31, 2010, 2009 and 2008, amounted to $22.1 million, $9.0 million, and $1.9 million, respectively. The valuation allowance for impaired commercial loans amounted to approximately $823 thousand and $709 thousand at December 31, 2010 and 2009, respectively. Net credit losses on impaired commercial loans for the years ended December 31, 2010 and 2009 were approximately $1.9 million and $776 thousand respectively. At December 31, 2010, the total investment in impaired mortgage loans was $36.1 million (December 31, 2009 — $10.7 million). The Group has two types of mortgage loan modification programs. These are the loss mitigation program and the non-traditional mortgage loan program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non performing mortgage loans. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.4 million and $683 thousand at December 31, 2010 and 2009, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses for the year ended December 31, 2010 and December 31, 2009 are as follows:

	For the Year Ended December 31, 2010
					Average	Interest
	Unpaid	Recorded	Specific		Recorded	Income
	Principal	Investment	Allowance	Coverage	Investment	Recognized
	(In thousands)

Impaired loans with specific allowance
Commercial	$11,948	$10,070	$823	8%	$10,622	$158
Residential — Loss mitigation program	34,049	34,049	2,250	7%	16,977	743
Impaired loans with no specific allowance
Commercial	15,828	15,828	—	0%	11,472	651

Total investment in impaired loans	$61,825	$59,947	$3,073	5%	$39,071	$1,552

	For the Year Ended December 31, 2009
					Average	Interest
	Unpaid	Recorded	Specific		Recorded	Income
	Principal	Investment	Allowance	Coverage	Investment	Recognized
	(In thousands)

Impaired loans with specific allowance
Commercial	$9,355	$9,355	$709	8%	$3,138	$86
Residential — Loss mitigation program	10,139	10,139	684	7%	6,870	226
Impaired loans with no specific allowance
Commercial	6,227	6,227	—	0%	5,818	241

Total investment in impaired loans	$25,721	$25,721	$1,393	5%	$15,826	$553

The impaired commercial loans were measured based on the fair value of collateral. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows.

Covered Loans under ASC 310-30

The Group’s acquired loans in the FDIC-assisted acquisition of Eurobank are initially recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. The Group is required to review each loan at acquisition to determine if it should be accounted for under ASC 310-30 and if so, determines whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. The Group has performed its analysis of the loans to be accounted for as impaired under ASC 310-30 (“Impaired Loans” in the tables below). For the loans acquired with the Eurobank acquisition that are not within the scope of ASC 310-30 (“Non-Impaired Loans” in the tables below), the Group followed the income recognition and disclosure guidance in ASC 310-30. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20. During the fourth quarter of 2010 these credit cards were cancelled and new agreements were provided to these customers.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the year ended December 31, 2010, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. Even though actual cash flows for the aggregate pools acquired, were more than the expected cash flows for the year ended December 31, 2010, the Group continues to evaluate these deviations to assess whether there have been additional deterioration since the acquisition. At December 31, 2010, the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted. In addition, for other pools, positive deviations have been also assessed as temporary in nature and no additions to accretable discount have been recorded at December 31, 2010. In the event that in future periods the positive trend continues, there may be additions to the accretable discount which will increase the yield on the pools that have positive deviations between actual and expected cash flows.

In conjunction with the FDIC-assisted acquisition, the acquired loan portfolio was accounted for under ASC 310-30 as follows:

	At Acquisition date
		Non-
	Impaired	Impaired	Total Loans
	Loans	Loans	Acquired
	(In thousands)

Contractually required principal	$1,035,888	$504,803	$1,540,691

Fair value	$470,761	$315,152	$785,913

Preliminary composition of loans acquired, their respective unpaid principal balances, and the fair value reflecting preliminary measurement period adjustments are reflected in the table below:

	At April 30, 2010
	Unpaid	Fair
	Principal	Value	Fair	Total
	Balance	Adjustment	Value	Mark
	(In thousands)

Covered loans:
Loans secured by residential properties	$299,775	$(111,615)	$188,160	−37.23%
Construction secured by residential properties	87,709	(68,544)	19,165	−78.15%
Commercial and other construction	953,128	(526,427)	426,701	−55.23%
Leasing	160,492	(34,841)	125,651	−21.71%
Consumer	35,312	(12,062)	23,250	−34.16%

	1,536,416	(753,489)	782,927	−49.04%
Non-covered loans:
Credit cards	4,275	(1,289)	2,986	−30.15%

Total loans acquired in the FDIC-assisted acquisition	$1,540,691	$(754,778)	$785,913	−48.99%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes disclosures related to loans accounted under ASC 310-30 at acquisition date:

(In thousands)

Contractually required principal and interest	$1,766,352
Less: Expected Cash Flows	983,452

Non-Accretable Discount	782,900

Expected Cash Flows	983,452
Less: Fair Value of Loans Acquired under ASC 310-30	782,927

Accretable Yield	$200,525

The carrying amount of these loans is included in the balance sheet amount of total loans at December 31, 2010 is as follows:

Total Loans Acquired
(In thousands)

Contractual balance	$1,370,942

Carrying amount	$620,732

The following tables describe the accretable yield and non-accretable discount activity for the year ended December 31, 2010:

Accretable Yield
Activity
(In thousands)

Balance at January 1, 2010	$—
Additions	(200,525)
Accretion	44,158
Transfer to non-accretable discount	9,194
Cost recovery	(1,385)

Balance at December 31, 2010	$(148,558)

Non-Accretable
Discount Activity
(In thousands)

Balance at January 1, 2010	$—
Additions	(782,900)
Principal losses	187,400
Transfer from accretable discount	(9,194)
Cost recovery	1,385

Balance at December 31, 2010	$(603,309)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group’s recorded investment in covered loan pools that were evaluated for impairment and the related allowance for covered loan and lease losses for the year ended December 31, 2010 are as follows:

	For the Year Ended December 31, 2010
					Average	Interest
	Unpaid	Recorded	Specific		Recorded	Income
	Principal	Investment	Allowance	Coverage	Investment	Recognized
	(In thousands)

Covered Loans
Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$64,366	$38,885	$3,582	9%	$38,667	$1,941
Construction and development secured by 1-4 family residential properties	55,524	11,828	1,939	16%	12,541	727
Commercial and other construction	637,044	318,404	43,748	14%	324,946	16,629

Total investment in impaired covered loans	$756,934	$369,117	$49,269	13%	$376,154	$19,297

As a result of impairment on various pools of covered loans the changes in the allowance for loan and lease losses on covered loans for the year ended December 31, 2010 was as follows:

Year Ended
December 31,
2010
(In thousands)

Balance at beginning of year	$—
Provision for covered loan and lease losses	6,282
FDIC loss-share portion of provision for covered loan and lease losses	43,004

Balance at end of year	$49,286

6.	SERVICING ASSETS

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration the actual and expected loan

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At December 31, 2010 servicing assets are composed of $8.9 million ($7.1 million — December 31, 2009) related to residential mortgage loans and $770 thousand of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(In thousands)

Fair value at beginning of period	$7,120	$2,819
Acquisition of leasing servicing assets from FDIC-assisted acquisition	1,190	—
Servicing from mortgage securitizations or assets transfers	2,933	3,058
Changes due to payments on loans	(869)	(309)
Changes in fair value due to changes in valuation model inputs or assumptions	(679)	1,552

Fair value at end of period	$9,695	$7,120

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value:

	Year Ended December 31,
	2010	2009

Constant prepayment rate	9.50% - 37.57%	7.52% - 32.22%
Discount rate	11.00% - 14.00%	10.00% - 13.50%

The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value from April 30, 2010 (acquisition date) to December 31, 2010:

Year Ended December 31,
2010

Constant prepayment rate	2.99% - 6.29%
Discount rate	13.13% - 17.89%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

December 31, 2010
(In thousands)

Mortgage related servicing asset
Carrying value of mortgage servicing asset	$8,925

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(365)
Decrease in fair value due to 20% adverse change	$(707)
Discount rate
Decrease in fair value due to 10% adverse change	$(391)
Decrease in fair value due to 20% adverse change	$(751)
Leasing servicing asset
Carrying value of leasing servicing asset	$770

Discount rate
Decrease in fair value due to 10% adverse change	$(9)
Decrease in fair value due to 20% adverse change	$(19)

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

Mortgage banking activities, a component of total banking and wealth management revenues in the consolidated statements of operations, include the changes from period to period in the fair value of the servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $2.4 million, $1.6 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. There were no late fees and ancillary fees recorded in such periods. Servicing fees on leases amounted to $404 thousand for the year ended December 31, 2010. There were no fees during 2009 and 2008.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,	December 31,
	(Years)	2010	2009
	(In thousands)

Land	—	$2,328	$978
Buildings and improvements	40	6,301	2,982
Leasehold improvements	5 — 10	20,564	19,198
Furniture and fixtures	3 — 7	10,099	8,527
Information technology and other assets	3 — 7	19,003	16,944
Vehicles		71	—

		58,366	48,629
Less: accumulated depreciation and amortization		(34,425)	(28,854)

		$23,941	$19,775

Depreciation and amortization of premises and equipment for the years ended December 31, 2010, 2009, and 2008, totaled $5.8 million, $6.0 million, and $5.4 million, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

During the year ended December 31, 2010 the Group exercised its option to acquire $1.4 million in land, $3.2 million in buildings, $384 thousand in furniture and fixtures, and $165 thousand in information technology and other assets from the FDIC, as part of the option granted to the Bank to purchase or lease any branches and related equipment of the former Eurobank.

8.	DERIVATIVE ACTIVITIES

The Group may use various derivative instruments as part of its asset and liability management process. These transactions involve both credit and market risks. The notional amounts are those on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any, between the Group and its counterparties in derivative transactions. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Group controls the credit risk of its derivative financial instrument agreements through credit approvals, limits, monitoring procedures and collateral, when considered necessary.

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific contractual terms, including the underlying instrument, amount, exercise price, and maturity.

The Group generally uses interest rate swaps and options in managing its interest rate risk exposure. Under the swaps, the Group usually agrees to pay a fixed monthly or quarterly cost and receive a floating thirty or ninety-day payment based on a LIBOR index. Floating rate payments received from the swap counterparties partially offset the interest payments to be made. If market conditions warrant, the Group might terminate the swaps prior to their maturity.

At December 31, 2010 and December 31, 2009, there were open forward settlement swaps with an aggregate notional amount of $1.250 billion, and $900 million, respectively. A derivative asset of $11.0 million and

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.5 million were recognized at December 31, 2010 and 2009, respectively, related to the valuation of these swaps. The following table shows a summary of these swaps and their terms, at December 31, 2010:

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

	$1,250,000

In November 2010, the Group purchased options to enter into interest rate swaps with an aggregate notional amount of $250 million. At December 31, 2010, the purchased options used to manage the exposure on the interest rate swaps represented an asset of $7.4 million in the consolidated statements of financial position. The following table shows a summary of these options and their terms, at December 31, 2010:

				Option		Swap
		Fixed	Trade	Maturity	Swap Start	Maturity
	Notional Amount	Rate	Date	Date	Date	Date
	(In thousands)

Option to enter into two-year swap contract	$100,000	2.1225%	11/15/10	08/10/12	08/14/12	05/14/15
Option to enter into three-year swap contract	150,000	2.6400%	11/15/10	12/04/12	12/06/12	06/06/16

	$250,000

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase, if any, in the month-end value of the index over a five year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2010 and 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $9.9 million (notional amount of $149.0 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statement of financial condition, represented a liability of $12.8 million (notional amount of $143.4 million) and $9.5 million (notional amount of $145.4 million), respectively and are included in other liabilities on the consolidated statements of financial condition.

During 2010, losses of $36.9 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses were mainly due to:

(a) Realized losses of $42.0 million due to the terminations of forward-settle swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settle swap contracts for the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals from an average rate of 3.53% to an average rate of 1.83%;

(b) Unrealized gains of $2.6 million related to the fair value as of December 31, 2010 of open forward settlement swaps with an aggregate notional amount of $1.250 billion; and

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Unrealized gains of $3.6 million related to the fair value as of December 31, 2010 of options purchased to enter into interest rate swaps with an aggregate notional amount of $250.0 million.

During 2009 gains of $28.9 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These gains were mainly due to:

(a) Several interest-rate swap contracts that the Group entered to manage its interest rate risk exposure, which were terminated before December 31, 2009 ($20.4 million);and

(b) Fair value as of December 31, 2009 of open forward settlement swaps with an aggregate notional amount of $900 million ($8.5 million). The forward settlement date of these swaps, which were terminated during 2010, was December 28, 2011 with final maturities ranging from December 28, 2013 through December 28, 2014. A derivative asset of $8.5 million was recognized in the consolidated statement of financial position, related to the valuation of these swaps.

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

At December 31, 2010 and 2009, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $9.9 million (notional amount of $149.0 million) and $6.5 million (notional amount of $150.7 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statement of financial condition, represented a liability of $12.8 million (notional amount of $143.4 million) and $9.5 million (notional amount of $145.4 million), respectively.

At December 31, 2010, the yearly contractual maturities of derivative instruments were as follows:

Year Ending	Equity Indexed	Equity Indexed
December 31,	Options Purchased	Options Written
	(In thousands)

2011	$21,415	$19,902
2012	64,285	63,436
2013	38,590	35,715
2014	17,340	16,898
2015	7,330	7,446

	$148,960	$143,397

There were no derivatives designated as a hedge as of December 31, 2010 and 2009.

9.	ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2010 and 2009 consists of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Loans	$11,068	$10,888
Investments	17,648	22,768

	$28,716	$33,656

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other assets at December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Prepaid FDIC insurance	$16,796	$22,568
Servicing asset	9,695	7,120
Other prepaid expenses	7,897	4,269
Goodwill	3,662	2,006
Mortgage tax credits	3,432	3,819
Other repossessed assets covered by FDIC shared-loss agreements	2,341	—
Debt issuance costs	2,299	3,531
FDIC loss share receivable	1,757	—
Core deposit intangible	1,328	—
Investment in Statutory Trusts	1,086	1,086
Accounts receivable and other assets	15,886	5,535

	$66,179	$49,934

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment for 2010, 2011 and 2012 amounted to $16.8 million and $22.6 million at December 31, 2010 and 2009, respectively.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits to financial institutions that provided financing for the acquisition of new homeowners. At December 31, 2010 and 2009, mortgage loan tax credits amounted to $3.4 million and $3.8 million, respectively.

Other repossessed assets amounting to $2.4 million at December 31, 2010 represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.

In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At December 31, 2010 and 2009, this deferred issue cost was $2.3 million and $3.5 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEPOSITS AND RELATED INTEREST

Total deposits as of December 31, 2010, and 2009 consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Non-interest bearing demand deposits	$170,649	$73,548
Interest-bearing savings and demand deposits	1,019,594	706,750
Individual retirement accounts	359,730	312,843
Retail certificates of deposit	477,180	312,410

Total retail deposits	2,027,153	1,405,551
Institutional deposits	283,686	136,683
Brokered deposits	278,048	203,267

	$2,588,887	$1,745,501

At December 31, 2010 and 2009, the weighted average interest rate of the Group’s deposits was 2.12%, and 3.13%, respectively, inclusive of non-interest bearing deposits of $170.6 million, and $73.5 million, respectively. Interest expense for the years ended December 31, 2010, 2009, and 2008 is set forth below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Demand and savings deposits	$17,881	$18,115	$14,396
Certificates of deposit	30,654	36,578	35,385

	$48,535	$54,693	$49,781

At December 31, 2010 and 2009, time deposits in denominations of $100 thousand or higher amounted to $590.0 million, and $359.1 million, including public fund deposits from various local government agencies of $65.3 million and $63.4 million at a weighted average rate of 0.00% and 0.62%, which were collateralized with investment securities with fair value of $73.4 million and $72.6 million, respectively.

Excluding equity indexed options in the amount of $12.8 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $5.0 million and unamortized deposit discounts in the amount of $8.4 million, the scheduled maturities of certificates of deposit at December 31, 2010 are as follows:

(In thousands)

Within one year:
Three (3) months or less	$297,622
Over 3 months through 1 year	642,930

940,552
Over 1 through 2 years	260,303
Over 2 through 3 years	112,289
Over 3 through 4 years	46,694
Over 4 through 5 years	29,458

$1,389,296

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $7.6 million as of December 31, 2010, (December 31, 2009 — $1.6 million).

11.	BORROWINGS

Short Term Borrowings

At December 31, 2010, short term borrowings amounted to $42.5 million (December 31, 2009 — $49.2 million) which mainly consist of overnight borrowings with a weighted average rate of 0.60% (December 31, 2009 — 0.44%).

Securities Sold under Agreements to Repurchase

At December 31, 2010, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At December 31, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.8 million, were as follows:

	December 31,
	2010		2009
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)		(In thousands)

Citigroup Global Markets Inc.	$1,600,000	$1,752,619	$1,700,000	$1,880,838
Credit Suisse Securities (USA) LLC	1,250,000	1,325,392	1,250,000	1,327,820
UBS Financial Services Inc.	500,000	605,706	500,000	569,726
JP Morgan Chase Bank NA	100,000	119,997	100,000	121,649

Total	$3,450,000	$3,803,714	$3,550,000	$3,900,033

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the Group’s structured repurchase agreements range between three and ten years, and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.8 million, at December 31, 2010:

	Borrowing	Weighted-Average
Year of Maturity	Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)

2011
	$100,000	4.17%	12/28/2006	12/28/2011	3/28/2011
	350,000	4.13%	12/28/2006	12/28/2011	3/28/2011
	100,000	4.29%	12/28/2006	12/28/2011	3/28/2011
	350,000	4.25%	12/28/2006	12/28/2011	3/28/2011

	900,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	2/9/2011
	100,000	4.50%	8/14/2007	8/14/2012	2/16/2011
	100,000	4.47%	9/13/2007	9/13/2012	3/13/2011
	150,000	4.31%	3/6/2007	12/6/2012	3/6/2011

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	1/27/2011

	100,000

2017
	500,000	4.67%	3/2/2007	3/2/2017	3/2/2011
	250,000	0.25%	3/2/2007	3/2/2017	3/2/2011
	100,000	0.00%	6/6/2007	3/6/2017	3/6/2011
	900,000	0.00%	3/6/2007	6/6/2017	3/6/2011

	1,750,000

	$3,450,000	2.81%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. Such repurchase agreements include $1.25 billion, which reset at the put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.00% and 0.25% to at least their next put dates scheduled for June 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the borrowings organized by type acting as collateral under repurchase agreements, excluding accrued interest in the amount of $6.8 million and $7.3 million, respectively, at December 31, 2010 and 2009:

	December 31,
	2010		2009
		Fair Value of		Fair Value of
		Underlying		Underlying
	Borrowing Balance	Collateral	Borrowing Balance	Collateral
	(In thousands)

GNMA certificates
Within 30 days	$—	$38,877	$—	$90,229
Less than 1 year	5,275	5,221	5,216	5,349
1 — 3 years	16,090	16,537	157,236	110,211
over 5 years	45,783	21,303	128,060	105,741

	67,148	81,938	290,512	311,530

FNMA certificates
Within 30 days	—	509,914	—	144,260
Less than 1 year	572,590	547,108	583	603
1 — 3 years	769,645	787,326	816,020	838,797
3 to 5 years	100,000	78,689	100,000	81,727
over 5 years	1,421,948	1,230,407	616,187	585,626

	2,864,183	3,153,444	1,532,790	1,651,013

FHLMC certificates
Within 30 days	—	87,823	—	75,325
Less than 1 year	38,160	39,269	94,201	94,168
1 — 3 years	26,060	21,327	147,309	151,919
3 to 5 years	—	—	—	—
over 5 years	282,269	240,570	313,786	252,599

	346,489	388,989	555,296	574,011

CMOs
Within 30 days	—	2,739	—	22,048
Less than 1 year	169,305	171,021	—	—
1 — 3 years	2,875	2,983	—	—
3 to 5 years	—	—	337,727	335,840
over 5 years	—	—	—	—

	172,180	176,743	337,727	357,888

US Agency securities
Within 30 days	—	—	—	310,422
1 — 3 years	—	2,600	—	—
3 to 5 years	—	—	141,708	124,776
over 5 years	—	—	691,967	570,393

	—	2,600	833,675	1,005,591

Total	$3,450,000	$3,803,714	$3,550,000	$3,900,033

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The collateral of the repurchase agreements is available for any borrowing, and is not limited to the maturity buckets outlined above.

At December 31, 2010 and 2009, the weighted average interest rate of the Group’s repurchase agreements was 2.81% and 2.85%, respectively, and included agreements with interest ranging from 0.00% to 4.72%. The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2010 and 2009, excluding accrued interest:

	December 31,
	2010	2009
	(In thousands)

Average daily aggregate balance outstanding	$3,545,926	$3,659,442

Maximum outstanding balance at any month-end	$3,566,588	$3,762,353

Weighted average interest rate during the year	2.84%	3.19%

Weighted average interest rate at year end	2.81%	2.85%

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2010, these advances were secured by mortgage loans amounting to $512.0 million. Also, at December 31, 2010, the Group has an additional borrowing capacity with the FHLB of $79.2 million. At December 31, 2010, the weighted average maturity of FHLB’s advances was 23.15 months (December 31, 2009 — 35.6 months).

During 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The terms of these advances range between five and seven years, and the FHLB has the right to exercise at par on a quarterly basis put options before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.8 million, at December 31, 2010:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)

2012
	$25,000	4.37%	5/4/2007	5/4/2012	2/4/2011
	25,000	4.57%	7/24/2007	7/24/2012	1/24/2011
	25,000	4.26%	7/30/2007	7/30/2012	1/31/2011
	50,000	4.33%	8/10/2007	8/10/2012	2/11/2011
	100,000	4.09%	8/16/2007	8/16/2012	2/16/2011

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	2/8/2011
	30,000	4.22%	5/11/2007	5/11/2014	2/10/2011

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the counterparty at their corresponding put dates.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2010 and 2009.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital notes”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.25% at December 31, 2010; 3.20% at December 31, 2009), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date March 2011). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the consolidated statements of financial condition.

The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Trust preferred securities issued before May 19, 2010, by a holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included in Tier 1 capital as a restricted core capital element.

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

12.	EMPLOYEE BENEFIT PLAN

The Group has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1165(a) and (e) of the 1994 Code, and Sections 401(a) and (k) of the United States Revenue Code of 1986, as amended (the “U.S. Code”). This plan is also intended to comply with Sections 1081.01(a) and (d) of the 2011 Code. This plan is subject to the provisions of Title I of the Employee Retirement Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Group who are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined in the plan, up to a specified amount. The Group currently contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. For the years ended December 31, 2010, 2009 and 2008, the Group contributed 15,242 shares, 37,956 shares, and

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9,697 shares, respectively, of its common stock at a cost of approximately $29,267, $148,700, and $148,600, respectively at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.

Also, the Group offers to its senior management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are not subject to ERISA contribution limits nor are they subject to discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.

13.	RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to non-related parties. The activity and balance of these loans were as follows:

	December 31,
	2010	2009
	(In thousands)

Balance at the beginning of year	$3,889	$2,151
New loans	187	1,809
Repayments	(617)	(71)
Credits of persons no longer considered related parties	(7)	—

Balance at the end of year	$3,452	$3,889

14.	INCOME TAX

Under the Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current income tax expense	$5,794	$8,754	$608
Deferred income tax benefit	(10,092)	(1,782)	(9,931)

Income tax expense (benefit)	$(4,298)	$6,972	$(9,323)

The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 40.95%, 40.95%, and 39% as of December 31, 2010, 2009 and 2008, respectively, mainly due to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. For 2010, 2009, and 2008 the Group’s investment securities portfolio generated tax-exempt interest income of $28.6 million, $39.8 million, and $189.1 million, respectively. Exempt interest relates mostly to interest earned on obligations of the United States and Puerto Rico governments and certain mortgage-backed securities. For the year 2008, exempt income also included interest earned on securities held by the Bank’s international banking entity. For 2010 and

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 the Group’s investment portfolio generated $100.9 million, $128.8 million in interest income on securities held by the Bank’s international banking entity, which were taxable for those periods at a 5% income tax rate.

Pursuant to the Declaration of Fiscal Emergency and Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for the 2009 and 2010 taxable years every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies, was subject to an additional 5% surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, is subject to a 5% income tax for tax years beginning after December 31, 2008, and ending before January 1, 2012. These taxes were imposed on a temporary basis as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing. Pursuant to the provisions of the 2011 Code, the 5% special surcharge that would otherwise be applicable to regular corporations for the taxable year 2011 was repealed and the maximum tax rate applicable to corporations is being reduced to 30% for taxable years starting after December 31, 2010, but before January 1, 2014. Subject to compliance with certain economic tests by the Puerto Rico government, the maximum corporate income tax rate may be further reduced to 25% for taxable years beginning on or after January 1, 2014.

Income tax expense for the years ended December 31, 2010 and 2009 include approximately $4.2 million and $5.6 million, respectively, related to these tax impositions. The tax effect of the income earned by the international banking entity is included in the table below as “Tax effect of exempt income, net”.

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) will no longer be in effect, except for transactions or taxable years that have commenced prior to January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 1994 Code provided a surtax rate from 5% to 19% while the 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may reduce to 5% after December 31, 2013, if certain economic tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a significantly higher surtax deduction, the 1994 Code provided for a $25,000 surtax deduction which the 2011 Code increased it to $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is also reduced from 22% to 20%. Apart from the reduced rates provided by the 2011 Code, it also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.

The Group’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Tax at statutory rates	$2,267	40.95%	$12,251	40.95%	$6,813	39.00%
Tax effect of exempt income, net	(5,569)	−100.59%	(22,081)	−73.80%	(11,285)	−64.60%
Effect of tax rate on capital loss carryforwards	(6,012)	−108.59%	16,481	55.10%	—	—
Change in valuation allowance	2,929	52.91%	81	0.30%	(3,340)	−19.10%
Income tax contingencies provision/(credit)	53	0.95%	671	2.20%	(1,956)	−11.20%
Other items, net	2,034	36.72%	(431)	−1.40%	445	2.60%

Income tax expense (benefit)	$(4,298)	−77.64%	$6,972	23.35%	$(9,323)	−53.30%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. The components of the Group’s deferred tax asset, net at December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Allowance for loan losses and other reserves	$31,479	$9,166
FDIC-assisted acquisition	10,399	—
Unamortized discount related to mortgage servicing rights sold	421	700
Deferred gain on sale of assets	163	192
Deferred loan origination fees	548	377
Unrealized net loss included in accumulated other comprehensive income	—	7,445
S&P option contracts	6,731	5,848
Net capital and operating loss carryforwards	13,547	14,387
Other deferred tax assets	2,141	1,462

Total gross deferred tax asset	65,429	39,577

Deferred tax liabilities:
FDIC shared-loss indemnification asset	(20,696)	—
Derivative unrealized net gain	(5,267)	(3,319)
Deferred loan origination costs	(1,889)	(1,706)
Other deferred tax liabilities	(2,964)	(1,533)

Total deferred tax liabilities	(30,816)	(6,558)

Less: Valuation allowance	(4,263)	(1,334)

Net deferred tax asset	$30,350	$31,685

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

At December 31, 2010, the holding company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes of approximately $84.1 million and $48.4 million, respectively, which are available to offset future taxable income for up to December 2015. The majority of these are capital losses carry-forwards at the Bank’s IBE subsidiary with a tax rate of 5%. A valuation allowance of $4.3 million was recorded at December 31, 2010, mostly attributed to the capital loss carry forwards on the Bank’s IBE subsidiary.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group benefits from favorable tax treatment under regulations relating to the activities of the Bank’s IBE subsidiary. Any change in such tax regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Legislature of Puerto Rico, could adversely affect the Group’s profits and financial condition. Pursuant to the Declaration of Fiscal Emergency and Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for tax years beginning after December 31, 2008, and ending before January 1, 2012, every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies, are subject to an additional 5% surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously exempt, is subject to a 5% income tax during the same period. These temporary taxes were enacted as a measure to generate additional revenues to address the fiscal crisis that the government of Puerto Rico is currently facing.

For purposes of income taxes associated to the FDIC-assisted acquisition, the Group assumed some tax positions, which are being evaluated by the Puerto Rico Treasury Department and supported by the corresponding technical merits. The Group cannot provide assurance that the Puerto Rico Treasury Department will concur with the Group’s tax positions.

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

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. For the year ended December 31, 2010 $2.5 million in unrecognized tax losses expired due to statute of limitation (year ended December 31, 2009 — $842 thousands in unrecognized tax losses). The balance of unrecognized tax benefits at December 31, 2010 and 2009 was $6.3 million, including $1.5 million and $2.1 million at December 31, 2010 and 2009, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. The tax periods from 2006 to 2010 remain subject to examination by the Puerto Rico Department of Treasury.

The 2011 Code retains the 20% regular income tax rate, but establishes significant lower surtax rates. The 2011 Code provides a surtax rate 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. Using the new tax rates components of the Group’s deferred tax asset would have been $53.4 million and the deferred tax liability $24.1 million. If those tax rates would have been applied at December 31, 2010, the net deferred tax asset would have been reduced by $5.3 million.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

On May 28, 1999, the Group issued 1,340,000 shares of 7.125% Noncumulative Monthly Income Preferred Stock, Series A, at $25 per share. Proceeds from issuance of the Series A Preferred Stock, were $32.4 million, net of $1.1 million of issuance costs. The Series A Preferred Stock has the following characteristics: (1) annual dividends of $1.78 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on May 30, 2004, (3) no mandatory redemption or stated maturity date and (4) liquidation preference of $25 per share.

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were $33.1 million, net of $1.4 million of issuance costs and expenses. The Series B Preferred Stock has the following characteristics: (1) annual dividends of $1.75 per share, payable monthly, if declared by the Board of Directors; missed dividends are not cumulative, (2) redeemable at the Group’s option beginning on October 31, 2008, (3) no mandatory redemption or stated maturity date, and (4) liquidation preference of $25 per share.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the annual meeting of shareholders held on April 30, 2010, the shareholders approved an increase of the number of authorized shares of preferred stock, par value $1.00 per share, from 5,000,000 to 10,000,000.

On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), through a private placement. The preferred stock had a liquidation preference of $1,000 per share. The offering resulted in net proceeds of $189.4 million after deducting offering costs. On May 13, 2010, the Group made a capital contribution of $179.0 million to its banking subsidiary.

The difference between the $15.015 per share conversion price and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the majority of the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a deemed dividend on preferred stock.

Common Stock

On March 19, 2010, the Group completed the public offering of 8,740,000 shares of its common stock. The offering resulted in net proceeds of $94.6 million after deducting offering costs. On March 25, 2010, the Group made a capital contribution of $93.0 million to its banking subsidiary.

At the annual meeting of shareholders held on April 30, 2010, the shareholders approved an increase of the number of authorized shares of common stock, par value $1.00 per share, from 40,000,000 to 100,000,000.

At a special meeting of shareholders of the Group held on June 30, 2010, the shareholders approved the issuance of 13,320,000 shares of the Group’s common stock upon the conversion of the Series C Preferred Stock, which was converted on July 8, 2010 at a conversion price of $15.015 per share.

Regulatory Capital Requirements

The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. This has changed under the Dodd-Frank Act, which requires federal banking regulators to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Bank. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2010 and 2009, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Group’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are as follows:

			Minimum Capital
	Actual		Requirement
Group Ratios	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010
Total Capital to Risk-Weighted Assets	$727,689	32.26%	$180,455	8.00%
Tier 1 Capital to Risk-Weighted Assets	$698,836	30.98%	$90,228	4.00%
Tier 1 Capital to Total Assets	$698,836	9.56%	$292,449	4.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$437,975	19.84%	$176,591	8.00%
Tier 1 Capital to Risk-Weighted Assets	$414,702	18.79%	$88,295	4.00%
Tier 1 Capital to Total Assets	$414,702	6.52%	$254,323	4.00%

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bank Ratios
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$694,461	31.17%	$178,226	8.00%	$222,782	10.00%
Tier 1 Capital to Risk-Weighted Assets	$665,952	29.89%	$89,113	4.00%	$133,669	6.00%
Tier 1 Capital to Total Assets	$665,952	9.28%	$287,060	4.00%	$358,825	5.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$382,611	17.59%	$174,042	8.00%	$217,553	10.00%
Tier 1 Capital to Risk-Weighted Assets	$359,339	16.52%	$87,021	4.00%	$130,532	6.00%
Tier 1 Capital to Total Assets	$359,339	5.78%	$248,678	4.00%	$310,847	5.00%

The Group’s ability to pay dividends to its shareholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

Equity-Based Compensation Plan

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in outstanding options for 2010, 2009, and 2008 is set forth below:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Beginning of year	514,376	$16.86	500,200	$17.14	717,700	$16.15
Options granted	262,700	11.97	15,676	8.28	23,000	17.93
Options exercised	(8,337)	8.60	—	—	(182,200)	11.93
Options forfeited	(2,750)	23.29	(1,500)	21.86	(58,300)	21.49

End of year	765,989	$15.25	514,376	$16.86	500,200	$17.14

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2010:

	Outstanding			Exercisable
			Weighted Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price

$ 5.63 to $ 8.45	15,677	$8.28	8.3	1	$7.74
8.45 to 11.27	2,250	10.29	5.9	750	10.29
11.27 to 14.09	508,527	12.18	7.3	154,652	12.40
14.09 to 16.90	62,035	15.60	3.6	54,035	15.68
19.72 to 22.54	29,600	20.70	4.2	22,100	20.30
22.54 to 25.35	88,850	23.98	3.3	88,850	23.98
25.35 to 28.17	59,050	27.46	3.8	59,050	27.46

	765,989	$15.25	6.2	379,438	18.38

Aggregate Intrinsic Value	$324,723			$45,826

The average fair value of each option granted during 2010, 2009, and 2008, was $6.66, $4.49, and $5.39, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s employee options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the options granted:

	2010	2009	2008

Weighted Average Assumptions:
Dividend yield	1.47%	4.55%	4.78%
Expected volatility	60%	36%	35%
Risk-free interest rate	3.07%	4.40%	3.23%
Expected life (in years)	8.0	8.5	8.5

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted units’ activity under the Omnibus Plan:

	Year Ended December 31, 2010
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value

Beginning of period	147,625	$14.64	99,916	$18.54	38,006	$12.49
Restricted units granted	131,000	11.88	53,609	8.18	71,316	21.14
Restricted units vested	(30,000)	12.49	—	—	—	—
Restricted units forfeited	(5,100)	14.12	(5,900)	21.86	(9,406)	13.88

End of period	243,525	$13.43	147,625	$14.64	99,916	$18.54

Legal Surplus

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2010, legal surplus amounted to $46.3 million (December 31, 2009 - $45.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.

Earnings per Common Share

The calculation of earnings per common share for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008

Net income	$9,834	$22,945	$26,790
Less: Dividends on preferred stock	(5,334)	(4,802)	(4,802)
Less: Deemed dividend on preferred stock beneficial conversion feature	(22,711)	—	—
Income available (loss) to common shareholders	$(18,211)	$18,143	$21,988

Average common shares outstanding and equivalents	36,810	24,306	24,327

Earnings per common share — basic	$(0.50)	$0.75	$0.91

Earnings per common share — diluted	$(0.50)	$0.75	$0.90

For the years ended December 31, 2010, 2009, and 2008, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 214,256, 355,720, and 193,399, respectively. Also, for the year ended December 31, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, described below, which also had anti-dilutive effects on earnings per share for the quarter ended June 30, 2010.

Treasury Stock

In February 2011, the Group announced that its Board of Directors had approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30 million of its outstanding shares of common stock. Any shares of common stock repurchased are to be held by the Group as treasury shares. The new

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program replaced the prior $15.0 million program, which had unused repurchase authority of $11.3 million as of December 31, 2010.

The activity in connection with common shares held in treasury by the Group for 2010, 2009, and 2008 is set forth below:

	Year Ended December 31,
	2010		2009		2008
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)

Beginning of year	1,504	$17,142	1,442	$17,109	1,436	$17,023
Common shares used for exercise of stock options	(30)	(380)	—	—	—	—
Common shares repurchased /(used) to match defined contribution plan, net	(15)	(30)	62	33	6	86

End of year	1,459	$16,732	1,504	$17,142	1,442	$17,109

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss), net of income tax, as of December 31, 2010 and 2009, consisted of:

	December 31,
	2010	2009
	(In thousands)

Unrealized gain (loss) on securities available-for-sale which are not other-than-temporarily impaired	$39,094	$(48,786)
Unrealized loss on securities available-for-sale for which a portion of other-than-temporary impairment has been recorded in earnings	—	(41,398)
Income tax effect	(2,107)	7,445

	$36,987	$(82,739)

16.	COMMITMENTS

Loan Commitments

At December 31, 2010 and 2009, there were $104.3 million and $38.8 million in loan commitments, respectively, which represents unused lines of credit and letters of credit provided to customers. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $42.6 million at December 31, 2010.

At December 31, 2010, commitments to sell or securitize mortgage loans, expiring on or before December 31, 2011, amounted to approximately $49.8 million. At December 31, 2009, commitments to sell or securitize mortgage loans amounted to approximately $78.2 million.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $10.7 million, $5.6 million, and $5.1 million, respectively. Future rental commitments under terms of leases in effect at December 31, 2010, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)

2011	$4,402
2012	4,351
2013	4,213
2014	4,212
2015	3,964
Thereafter	19,708

$40,850

17.	CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Group and its subsidiaries are also subject to governmental and regulatory examinations. Certain affiliates and subsidiaries of the Group are banks, registered broker-dealers, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and other regulators.

The Group seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Group and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Accounting and Disclosure Framework

ASC 450 (formerly SFAS 5) governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” These three terms are used below as defined in ASC 450.

Accruals.  ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.” In accordance with ASC 450, the Group establishes accruals for all litigation and regulatory matters when the Group believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued, unless some higher amount within the range is a better estimate than any other amount within the range. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure.  ASC 450 requires disclosure of a loss contingency if “there is at least a reasonable possibility that a loss or an additional loss may have been incurred” and there is no accrual for the loss because the conditions described above are not met or an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, if the Group has not accrued for a matter because the Group believes that a loss is reasonably possible but not probable, or that a loss is probable but not reasonably estimable, and the matter therefore does not meet the criteria for accrual, it discloses the loss contingency. In addition, the Group discloses matters for which it has accrued if it believes an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, the Group’s disclosure includes an estimate of the reasonably possible loss or range of loss for those matters as to which an estimate can be made. ASC 450 does not require disclosure of an estimate of the reasonably possible loss or range of loss where an estimate cannot be made. Neither accrual nor disclosure is required for losses that are deemed remote.

Opinion of Management as to Eventual Outcome.  Subject to the foregoing, it is the opinion of the Group’s management, based on current knowledge and after taking into account its current legal accruals that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated financial condition of the Group. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Group’s consolidated results of operations or cash flows in particular quarterly or annual periods. The Group has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Group has determined that the estimate of the reasonably possible loss is not significant.

18.	FAIR VALUE

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments are classified as Level 3. The estimated fair value of the structured credit investments are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.

Derivative instruments

The fair values of the derivative instruments were provided by valuation experts and counterparties and agreed by management. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on the Group’s valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

Loans receivable considered impaired that are collateral dependent

The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35. Currently, the associated loans considered impaired are classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investment securities available-for-sale	$—	$3,658,371	$41,693	$3,700,064
Money market investments	111,728	—	—	111,728
Derivative assets	—	18,445	9,870	28,315
Derivative liabilities	—	(64)	(12,830)	(12,894)
Servicing assets	—	—	9,695	9,695

	$111,728	$3,676,752	$48,428	$3,836,908

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)

Investment securities available-for-sale	$—	$4,843,553	$110,106	$4,953,659
Money market investments	29,432	—	—	29,432
Derivative assets	—	8,511	6,464	14,975
Derivative liabilities	—	—	(9,543)	(9,543)
Servicing assets	—	—	7,120	7,120

	$29,432	$4,852,064	$114,147	$4,995,643

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Total Fair Value Measurements
	(Year Ended December 31, 2010)
	Investment
	Securities
Level 3 Instruments Only	Available-for-Sale	Derivative Asset	Derivative Liability	Servicing Assets
	(In thousands)

Balance at beginning of year	$110,106	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	(39,942)	2,587	1,869	—
Changes in fair value of investment securities available for sale included in other comprehensive income	44,707	—	—	—
New instruments acquired	—	1,147	(5,959)	4,123
Principal repayments, sales, and amortization	(73,178)	(328)	803	(869)
Changes in fair value of servicing assets	—	—	—	(679)

Balance at end of year	$41,693	$9,870	$(12,830)	$9,695

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Fair Value Measurements
	(Year Ended December 31, 2009)
	Investment
	Securities
Level 3 Instruments Only	Available-for-Sale	Derivative Asset	Derivative Liability	Servicing Assets
	(In thousands)

Balance at beginning of year	$665,848	$12,801	$(16,588)	$2,819
Gains (losses) included in earnings	(133,943)	(7,174)	7,328	—
Changes in fair value of investment securities available for sale included in other comprehensive income	75,713	—	—	—
New instruments acquired	—	3,460	(3,362)	—
Principal repayments, sales, and amortization	(137,558)	(2,623)	3,079	(1,600)
Adoption of FASB ASC 320-10-65-1	14,359	—	—	—
Transfer of non-agency CMOs sold in January 2010 (Level 2 at December 31, 2009)	(374,313)	—	—	—
Servicing from securitization or assets transferred	—	—	—	3,058
Changes in fair value of servicing assets	—	—	—	2,843

Balance at end of year	$110,106	$6,464	$(9,543)	$7,120

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010.

In early January 2010, the Group sold $374.3 million of non-agency CMOs which were previously included as Level 3 instruments. Since the sales price of these securities was available during the preparation of the consolidated statements of financial condition they were transferred to Level 2 instruments for the December 31, 2009 presentation.

The table below presents a detail of investment securities available-for-sale classified as level 3 at December 31, 2010:

	December 31, 2010
	Amortized	Unrealized		Weighted Average	Principal
Type	Cost	Losses	Fair Value	Yield	Protection
	(In thousands)

Structured credit investments
CDO	$25,548	$9,404	$16,144	5.80%	8.50%
CLO	15,000	4,683	10,317	2.44%	7.60%
CLO	11,976	3,597	8,379	1.89%	26.18%
CLO	9,200	2,347	6,853	2.15%	20.64%

	$61,724	$20,031	$41,693	3.68%

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

The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the years ended December 31, 2010 and 2009 and which were still included in the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of financial condition as such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting periods.

	Carrying Value at
	December 31, 2010	December 31, 2009
	Level 3	Level 3
	(In thousands)	(In thousands)

Impaired commercial loans	$25,898	$26,299
Foreclosed real estate	27,931	9,347

	$53,829	$35,646

Impaired commercial loans relates mostly to certain impaired collateral dependent loans. The impairment of commercial loans was measured based on the fair value of collateral, which is derived from appraisals that take into consideration prices on observed transactions involving similar assets in similar locations, in accordance with provisions of ASC 310-10-35. Foreclosed real estate represents the fair value of foreclosed real estate (including those covered under FDIC shared-loss agreements) that was measured at fair value less estimated cost to sell.

Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25.9 million and $26.3 million at December 31, 2010 and 2009, respectively, with a valuation allowance of $823 thousand and $1.4 million at December 31, 2010 and 2009, respectively.

The assets acquired and liabilities assumed in the FDIC-assisted acquisition as of April 30, 2010 were presented at their fair value, as discussed in Note 2.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value and carrying value of the Group’s financial instruments at December 31, 2010 and 2009 is as follows:

	December 31,
	2010		2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)

Financial Assets:
Cash and cash equivalents	$448,946	$448,946	$277,123	$277,123
Trading securities	1,330	1,330	523	523
Investment securities available-for-sale	3,700,064	3,700,064	4,953,659	4,953,659
Investment securities held-to-maturity	675,721	689,917	—	—
Federal Home Loan Bank (FHLB) stock	22,496	22,496	19,937	19,937
Total loans (including loans held-for-sale)
Non-covered loans	1,150,945	1,151,838	1,150,340	1,140,069
Covered loans	600,421	620,732	—	—
Investment in equity indexed options	9,870	9,870	6,464	6,464
Investment in swap options	7,422	7,422	—	—
FDIC shared-loss indemnification asset	430,383	471,872	—	—
Accrued interest receivable	28,716	28,716	33,656	33,656
Derivative assets	11,023	11,023	8,511	8,511
Servicing assets	9,695	9,695	7,120	7,120
Financial Liabilities:
Deposits	2,585,922	2,588,887	1,741,417	1,745,501
Securities sold under agreements to repurchase	3,701,669	3,456,781	3,777,157	3,557,308
Advances from FHLB	303,868	281,753	301,004	281,753
FDIC-guaranteed term notes	106,428	105,834	111,472	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	42,470	42,470	49,218	49,218
Securities purchased but not yet received	—	—	413,359	413,359
Derivative liabilities	12,894	12,894	9,543	9,543
Accrued expenses and other liabilities	43,730	43,730	31,611	31,611

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2010 and 2009:

•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	Investments in FHLB stock are valued at their redemption value.

•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	The FDIC loss-share indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $430.4 million fair value of the FDIC loss-share indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC loss-share indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (S&P Index), and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

•	Fair value of interest rate swaps and options on interest rate swaps is based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.

•	The fair value of the covered and non-covered loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as secured by real estate (except commercial), commercial, consumer, and leasing. Each loan segment is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.25% at December 31, 2010; 3.20% at December 31, 2009), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

19.	SEGMENT REPORTING

The Group segregates its businesses into the following major reportable segments of business: Banking, Wealth Management (formerly Financial Services), and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the second quarter of 2009 and fourth quarter of 2010 to reallocate expenses from the Banking to the Wealth Management and Treasury segments for a suitable presentation. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.

Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial, consumer loans, and leasing. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. As part of its mortgage banking activities, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the years ended December 31, 2010, 2009, and 2008:

		Wealth		Total Major		Consolidated
Year Ended December 31, 2010	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)

Interest income	$115,468	$15	$188,318	$303,801	$—	$303,801
Interest expense	(39,169)	—	(129,432)	(168,601)	—	(168,601)

Net interest income	76,299	15	58,886	135,200	—	135,200
Provision for non-covered loan and lease losses	(15,914)	—	—	(15,914)	—	(15,914)
Provision for covered loan and lease losses	(6,282)	—	—	(6,282)	—	(6,282)
Non-interest income (loss)	26,150	17,883	(38,903)	5,130	—	5,130
Non-interest expenses	(85,603)	(15,569)	(11,426)	(112,598)	—	(112,598)
Intersegment revenues	1,622	763	—	2,385	(2,385)	—
Intersegment expenses	—	(2,156)	(229)	(2,385)	2,385	—

Income (loss) before income taxes	$(3,728)	$936	$8,328	$5,536	$—	$5,536

Total assets as of December 31, 2010	$3,369,399	$15,484	$4,670,547	$8,055,430	$(742,653)	$7,312,777

		Wealth		Total Major		Consolidated
Year Ended December 31, 2009	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)

Interest income	$73,155	$47	$246,278	$319,480	$—	$319,480
Interest expense	(35,099)	—	(153,369)	(188,468)	—	(188,468)

Net interest income	38,056	47	92,909	131,012	—	131,012
Provision for non-covered loan losses	(15,650)	—	—	(15,650)	—	(15,650)
Non-interest income (loss)	15,190	14,496	(31,753)	(2,067)	—	(2,067)
Non-interest expenses	(57,204)	(14,783)	(11,391)	(83,378)	—	(83,378)
Intersegment revenues	1,297	—	—	1,297	(1,297)	—
Intersegment expenses	—	(1,172)	(125)	(1,297)	1,297	—

Income (loss) before income taxes	$(18,311)	$(1,412)	$49,640	$29,917	$—	$29,917

Total assets as of December 31, 2009	$1,655,515	$9,879	$5,223,969	$6,889,363	$(338,530)	$6,550,833

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Wealth		Total Major		Consolidated
Year Ended December 31, 2008	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)

Interest income	$80,725	$97	$258,217	$339,039	$—	$339,039
Interest expense	(33,128)	—	(194,600)	(227,728)	—	(227,728)

Net interest income	47,597	97	63,617	111,311	—	111,311
Provision for non-covered loan losses	(8,860)	—	—	(8,860)	—	(8,860)
Non-interest income (loss)	7,104	17,236	(36,582)	(12,242)	—	(12,242)
Non-interest expenses	(57,210)	(11,413)	(4,119)	(72,742)	—	(72,742)
Intersegment revenues	3,702	—	—	3,702	(3,702)	—
Intersegment expenses	—	(2,954)	(748)	(3,702)	3,702	—

Income (loss) before income taxes	$(7,667)	$2,966	$22,168	$17,467	$—	$17,467

Total assets as of December 31, 2008	$1,524,979	$10,763	$4,912,694	$6,448,436	$(242,900)	$6,205,536

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	ORIENTAL FINANCIAL GROUP INC. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. For the year ended December 31, 2008, the Bank paid $33.1 million in dividends to the Group. No dividends were paid during the years ended December 31, 2010 and 2009.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008:

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)

	December 31,
	2010	2009
	(In thousands)

ASSETS
Cash and cash equivalents	$16,402	$36,056
Investment securities held-to-maturity, at amortized cost	8,175	—
Investment securities available-for-sale, at fair value	106,611	112,565
Other investment securities	150	150
Investment in bank subsidiary, equity method	727,878	307,997
Investment in nonbank subsidiaries, equity method	10,489	8,817
Due from bank subsidiary, net	319	94
Deferred tax asset, net	1,830	595
Other assets	1,940	1,779

Total assets	$873,793	$468,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold under agreements to repurchase	$100,236	$100,236
Subordinated capital notes	36,083	36,083
Dividend payable	2,320	972
Accrued expenses and other liabilities	2,823	596

Total liabilities	141,462	137,887
Stockholders’ equity	732,331	330,166

Total liabilities and stockholders’ equity	$873,793	$468,053

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss):
Dividends from bank subsidiary	$—	$—	$33,000
Interest income	3,563	10,501	18,148
Loss on early extinguishment of repurchase agreement	—	(17,551)	—
Investment and trading activities, net and other	4,083	24,643	4,350

Total income	$7,646	$17,593	$55,498

Expenses:
Interest expense	$5,770	$10,810	$15,939
Operating expenses	5,884	4,817	4,084

Total expenses	11,654	15,627	20,023

Income (loss) before income taxes	(4,008)	1,966	35,475
Income tax (expense) benefit	1,652	(1,400)	41

Income (loss) before changes in undistributed earnings (losses) of subsidiaries	(2,356)	566	35,516
Equity in undistributed earnings (losses) from:
Bank subsidiary	10,518	22,626	(8,566)
Nonbank subsidiaries	1,672	(247)	(160)

Net income	$9,834	$22,945	$26,790

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$9,834	$22,945	$26,790

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the year	2,779	4,521	(3,748)
Realized loss on securities available-for-sale arising during the year	—	(6,620)	(1,558)
Other comprehensive income (loss) from bank subsidiary	117,364	55,929	(104,873)
Income tax effect	(417)	(23)	1,007

Total other comprehensive income (loss) for the year	119,726	53,807	(109,172)

Total comprehensive income (loss)	$129,560	$76,752	$(82,382)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$9,834	$22,945	$26,790

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses from banking subsidiary	(10,518)	(22,626)	8,566
Equity in undistributed (earnings) losses from nonbanking subsidiaries	(1,672)	247	160
Amortization of premiums, net of accretion discounts on investment securities	1,526	79	(649)
Loss on early extinguishment of repurchase agreements	—	17,551	—
Realized loss on sale of investments	—	(6,620)	(1,575)
Stock based compensation	1,194	742	559
Deferred income tax benefit	(1,652)	(190)	(229)
(Increase) decrease in other assets	(160)	2,294	2,225
Increase (decrease) in accrued expenses, other liabilities, and dividend payable	3,607	(2,746)	316

Net cash provided by operating activities	2,158	11,676	36,163

Cash flow from investing activities:
Purchase of securities available-for-sale	(264,696)	(1,562,012)	(1,016,855)
Purchase of securities held-to-maturity	(8,188)	—	—
Redemptions and sales of securities available-for-sale	152,408	337,600	671,809
Redemptions of securities held-to-maturity	12	—	—
Proceeds from sale of investment securities available-for-sale	119,497	1,463,149	316,575
Redemptions and sales of other securities	—	—	1,525
Net (increase) decrease in due from bank subsidiary, net	(225)	(49)	1,388
Capital contributions to banking subsidiary	(292,000)	(15,000)	(5,000)

Net cash provided by (used in) investing activities	(293,192)	223,688	(30,558)

Cash flow from financing activities:
Net decrease in securities sold under agreements to repurchase	—	(217,551)	—
Proceeds from exercise of stock options, net	72	—	2,175
Proceeds from issuance of common stock, net	94,386	—	—
Proceeds from issuance of preferred stock, net	189,075	—	—
Net decrease in due to bank subsidiaries, net	—	—	(656)
Purchase of treasury stock	—	(182)	(86)
Capital contribution	—	78	—
Dividends paid	(12,153)	(8,690)	(18,410)

Net cash provided by (used in) financing activities	271,380	(226,345)	(16,977)

Net change in cash and cash equivalents	(19,654)	9,019	(11,372)
Cash and cash equivalents at beginning of year	36,056	27,037	38,409

Cash and cash equivalents at end of year	$16,402	$36,056	$27,037

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	SUBSEQUENT EVENTS

In February 2011, the Group’s Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. The shares of common stock to repurchase are to be held by the Group as treasury shares.

The new program replaces the prior $15 million program, announced July 31, 2007. The unused repurchase authority of approximately $11.3 million under the previous program will no longer be available.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a.	Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934.

b.	Management’s Annual Report on Internal Control over Financial Reporting

The Management’s Annual Report on Internal Control over Financial Reporting is included in Item 8 of this report.

c.	Attestation Report of the Registered Public Accounting Firm

The registered public accounting firm’s attestation report on the Group’s internal control over financial reporting is included in Item 8 of this report.

d.	Changes in Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the last quarter of the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as part of this report under “Part II- Item 8 — Financial Statements and Supplementary Data”

Financial Statements:
Reports of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Attestation Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements

(a)(2) — Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the consolidated financial statements or in the notes thereto described in (a)(1) above.

(a)(3) — Exhibits

Exhibit No.:	Description Of Document:

2.1	Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank and Trust.(1)
3.1	Certificate of Incorporation, as amended.(2)
3.2	By-Laws.(3)
4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(4)
4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(5)
4.3	Certificate of Designation of the Mandatory Convertible Noncumulative Non-Voting Perpetual Preferred Stock, Series C.(6)
4.4	Registration Rights Agreement, dated April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.(7)
10.1	Securities Purchase Agreement, dated April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.(8)
10.2	Omnibus Asset Servicing Agreement, dated as of June 9, 2010, between Oriental Bank and Trust and Bayview Loan Servicing, LLC.(9)
10.3	Lease Agreement between Oriental Financial Group Inc. and Professional Office Park V, Inc.(10)
10.4	First Amendment to Lease Agreement Dated May 18, 2004, between Oriental Financial Group Inc. and Professional Office Park V, Inc.(11)
10.5	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. Fernández(12)
10.6	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(13)

Exhibit No.:	Description Of Document:

10.7	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(14)
10.8	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(15)
10.9	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Julio R. Micheo(16)
10.10	Technology Outsourcing Agreement between Oriental Financial Group Inc. and Metavante Corporation(17)
10.11	Amended and Restated 2007 Omnibus Performance Incentive Plan(18)
10.12	Form of qualified stock option award and agreement(19)
10.13	Form of restricted stock award and agreement(20)
10.14	Form of restricted unit award and agreement(21)
10.15	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(22)
10.16	Employment Agreement between Oriental Financial Group Inc. and José R. Fernández
10.17	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José Ramón González
12.0	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).
21.0	List of subsidiaries
23.0	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on May 6, 2010.

(2)	Incorporated herein by reference to Exhibit 3.1 of the Group’s quarterly report on form 10-Q filed with the SEC on August 10, 2010.

(3)	Incorporated herein by reference to Exhibit 3(ii) of the Group’s current report on Form 8-K filed with the SEC on June 23, 2008.

(4)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(5)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(6)	Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on May 3, 2010.

(7)	Incorporated herein by reference to Exhibit 4.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010.

(8)	Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on November 4, 2010.

(9)	Incorporated herein by reference to Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on June 14, 2010.

(10)	Incorporated herein by reference to Exhibit 10.5 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(11)	Incorporated herein by reference to Exhibit 10.6 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)	Incorporated herein by reference to Exhibit 10.12 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(13)	Incorporated herein by reference to Exhibit 10.13 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(14)	Incorporated herein by reference to Exhibit 10.14 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(15)	Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(16)	Incorporated herein by reference to Exhibit 10 of the Group’s current report on Form 8-K filed with the SEC on December 15, 2006.

(17)	Incorporated herein by reference to Exhibit 10.23 of the Group’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(18)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form S-8 filed with the SEC on October 21, 2010 (No. 333-170064).

(19)	Incorporated herein by reference to Exhibit 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(20)	Incorporated herein by reference to Exhibit 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(21)	Incorporated herein by reference to Exhibit 10.27 of the Group’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(22)	Incorporated herein by reference to Exhibit 10.28 of the Group’s quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By: /s/ José Rafael Fernández José Rafael Fernández President and Chief Executive Officer	Dated: March 9, 2011

By: /s/ Norberto González Norberto González Executive Vice President and Chief Financial Officer	Dated: March 9, 2011

By: /s/ César A. Ortiz César A. Ortiz Senior Vice President and Controller	Dated: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By: /s/ José J. Gil de Lamadrid José J. Gil de Lamadrid Chairman of the Board	Dated: March 9, 2011

By: /s/ José Rafael Fernández José Rafael Fernández Vice Chairman of the Board	Dated: March 9, 2011

By: /s/ Juan Carlos Aguayo Juan Carlos Aguayo Director	Dated: March 9, 2011

By: /s/ Pablo I. Altieri Dr. Pablo I. Altieri Director	Dated: March 9, 2011

By: /s/ Francisco Arriví Francisco Arriví Director	Dated: March 9, 2011

By: /s/ Julian Inclán Julian Inclán Director	Dated: March 9, 2011

By: /s/ Rafael Machargo Rafael Machargo Director	Dated: March 9, 2011

By: /s/ Pedro Morazzani Pedro Morazzani Director	Dated: March 9, 2011

By: /s/ Josen Rossi Josen Rossi Director	Dated: March 9, 2011