Form 10-Q
period 2011-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2011-05-09
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
45,274,338 common shares ($1.00 par value per share) outstanding as of April 30, 2011

FORWARD-LOOKING STATEMENTS
The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Oriental Financial Group Inc. (the “Group”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which, by their nature are beyond the Group’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in Puerto Rico;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes.
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
All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to the Group as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, the Group assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$315,351	$337,218
Money market investments	2,060	111,728

Total cash and cash equivalents	317,411	448,946

Investments:
Trading securities, at fair value, with amortized cost of $1,447 (December 31, 2010 - $1,306)	1,444	1,330
Investment securities available-for-sale, at fair value, with amortized cost of $3,562,745 (December 31, 2010 - $3,661,146)	3,587,930	3,700,064
Investment securities held-to-maturity, at amortized cost, with fair value of $855,816 (December 31, 2010 - $675,721)	875,494	689,917
Federal Home Loan Bank (FHLB) stock, at cost	22,496	22,496
Other investments	150	150

Total investments	4,487,514	4,413,957

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	34,216	33,979
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $32,727 (December 31, 2010 - $31,430)	1,108,324	1,117,859
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $53,480 (December 31, 2010 - $49,286)	589,912	620,732

Total loans, net	1,732,452	1,772,570

FDIC shared-loss indemnification asset	436,889	471,872
Foreclosed real estate covered under shared-loss agreements with the FDIC	17,302	15,962
Foreclosed real estate not covered under shared-loss agreements with the FDIC	12,793	11,969
Accrued interest receivable	28,634	28,716
Deferred tax asset, net	30,404	30,350
Premises and equipment, net	23,353	23,941
Forward settlement swaps	7,203	11,023
Investment in equity indexed options	11,764	9,870
Investment in swap options	7,804	7,422
Other assets	62,606	64,422

Total assets	$7,176,129	$7,311,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$947,526	$954,554
Savings accounts	240,863	235,690
Certificates of deposit	1,313,083	1,398,644

Total deposits	2,501,472	2,588,888

Borrowings:
Short-term borrowings	32,335	42,470
Securities sold under agreements to repurchase	3,456,605	3,456,781
Advances from FHLB	281,687	281,753
FDIC-guaranteed term notes	105,112	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,911,822	3,922,921

FDIC net settlement payable	1,774	23,082
Accrued expenses and other liabilities	47,933	43,798

Total liabilities	6,463,001	6,578,689

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value.	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,807,984 shares issued; 45,375,090 shares outstanding (December 31, 2010 - 47,807,734; 46,348,667)	47,808	47,808
Treasury stock, at cost, 2,432,894 shares (December 31, 2010 - 1,459,067 shares)	(28,746)	(16,732)
Additional paid-in capital	498,303	498,435
Legal surplus	46,717	46,331
Retained earnings	50,727	51,502
Accumulated other comprehensive income, net of tax of ($1,807) (December 31, 2010 - ($2,108))	30,319	36,987

Total stockholders’ equity	713,128	732,331

Total liabilities and stockholders’ equity	$7,176,129	$7,311,020

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter ended March 31,
	2011	2010
	(In thousands, except per share data)
Interest income:
Loans
Loans not covered under shared-loss agreements with the FDIC	$17,841	$17,637
Loans covered under shared-loss agreements with the FDIC	14,226	—
Mortgage-backed securities	43,738	43,594
Investment securities and other	2,105	9,105

Total interest income	77,910	70,336

Interest expense:
Deposits	12,214	11,243
Securities sold under agreements to repurchase	24,159	25,285
Advances from FHLB and other borrowings	3,049	3,012
FDIC-guaranteed term notes	1,021	1,021
Subordinated capital notes	302	298

Total interest expense	40,745	40,859

Net interest income	37,165	29,477
Provision for non-covered loan and lease losses	3,800	4,014
Provision for covered loan and lease losses, net	549	—

Net interest income after provision for loan and lease losses	32,816	25,463

Non-interest income:
Wealth management revenues	4,682	3,978
Banking service revenues	3,835	1,622
Mortgage banking activities	1,959	1,797

Total banking and wealth management revenues	10,476	7,397

Total loss on other-than-temporarily impaired securities	—	(39,590)
Portion of loss on securities recognized in other comprehensive income	—	38,958

Other-than-temporary impairments on securities	—	(632)

Accretion of FDIC loss-share indemnification asset, net	1,211	—
Net gain (loss) on:
Sale of securities	(2)	12,020
Derivatives	(3,968)	(10,636)
Trading securities	(31)	(3)
Foreclosed real estate	(132)	(117)
Other	(27)	9

Total non-interest income, net	7,527	8,038

Non-interest expenses:
Compensation and employee benefits	11,688	8,250
Professional and service fees	5,451	2,153
Occupancy and equipment	4,405	3,594
Insurance	1,985	1,833
Electronic banking charges	1,454	678
Taxes, other than payroll and income taxes	1,380	857
Advertising and business promotion	1,165	699
Loan servicing and clearing expenses	1,021	724
Foreclosure and repossession expenses	729	302
Communication	397	342
Director and investors relations	287	315
Printing, postage, stationery and supplies	282	203
Other	546	443

Total non-interest expenses	30,790	20,393

Income before income taxes	9,553	13,108
Income tax expense	6,472	1,172

Net income	3,081	11,936
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$1,880	$10,735

Income per common share:
Basic	$0.04	$0.42

Diluted	$0.04	$0.41

Average common shares outstanding and equivalents	46,179	25,932

Cash dividends per share of common stock	$0.05	$0.04

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	47,808	25,739
Issuance of common stock	—	8,740

Balance at end of period	47,808	34,479

Additional paid-in capital:
Balance at beginning of period	498,435	213,445
Issuance of common stock	—	90,896
Stock-based compensation expense	368	263
Exercised restricted stock units with treasury shares	(500)	—
Common stock issuance cost	—	(5,062)

Balance at end of period	498,303	299,542

Legal surplus:
Balance at beginning of period	46,331	45,279
Transfer from retained earnings	386	1,201

Balance at end of period	46,717	46,480

Retained earnings:
Balance at beginning of period	51,502	77,584
Net income	3,081	11,936
Cash dividends declared on common stock	(2,269)	(1,322)
Cash dividends declared on preferred stock	(1,201)	(1,201)
Transfer to legal surplus	(386)	(1,201)

Balance at end of period	50,727	85,796

Treasury stock:
Balance at beginning of period	(16,732)	(17,142)
Stock purchased under the repurchase program	(12,530)	—
Exercised restricted stock units with treasury shares	500	—
Stock used to match defined contribution plan	16	15

Balance at end of period	(28,746)	(17,127)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	36,987	(82,739)
Other comprehensive income (loss), net of tax	(6,668)	29,743

Balance at end of period	30,319	(52,996)

Total stockholders’ equity	$713,128	$464,174

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Net income	$3,081	$11,936

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale arising during the period	(13,738)	44,610
Realized (gain) loss on investment securities included in net income	2	(12,020)
Total loss on other- than-temporarily impaired securities	—	39,590
Portion of loss on securities recognized in other comprehensive income	—	(38,958)
Unrealized gains on cash flow hedges arising during the period	7,123	—
Income tax effect	(55)	(3,479)

Other comprehensive income (loss) for the period	(6,668)	29,743

Comprehensive income (loss)	$(3,587)	$41,679

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$3,081	$11,936

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	10	135
Amortization of premiums, net of accretion of discounts	7,638	5,559
Amortization of core deposit intangible	36	—
Accretion of FDIC loss-share indemnification asset, net	(1,211)	—
Other-than-temporary impairments on securities	—	632
Depreciation and amortization of premises and equipment	1,468	1,333
Deferred income taxes, net	(109)	(3,979)
Provision for loan and lease losses, net	4,349	4,014
Stock-based compensation	368	263
Fair value adjustment of servicing asset	(440)	(449)
(Gain) loss on:
Sale of securities	2	(12,020)
Sale of mortgage loans held for sale	(799)	(862)
Derivatives	3,968	10,636
Sale of foreclosed real estate	132	117
Sale of premises and equipment	8	(14)
Originations and purchases of loans held-for-sale	(52,807)	(49,958)
Proceeds from sale of loans held-for-sale	17,970	17,633
Net (increase) decrease in:
Trading securities	(114)	230
Accrued interest receivable	112	(3,444)
Other assets	2,374	419
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(312)	(563)
Accrued expenses and other liabilities	(17,143)	4,476

Net cash used in operating activities	(31,419)	(13,906)

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(222,947)	(2,104,008)
Investment securities held-to-maturity	(209,112)	—
Equity options	(525)	(524)
Maturities and redemptions of:
Investment securities available-for-sale	303,270	915,890
Investment securities held-to-maturity	22,042	—
Proceeds from sales of:
Investment securities available-for-sale	44,528	1,238,588
Foreclosed real estate	2,397	2,228
Other repossessed assets	589	—
Premises and equipment	(26)	(75)
Origination and purchase of loans, excluding loans held-for-sale	(25,155)	(28,153)
Principal repayment of loans	54,868	30,642
Shared-loss agreements reimbursements from the FDIC	39,839	—
Additions to premises and equipment	(861)	(40)

Net cash provided by investing activities	8,907	54,548

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(89,422)	69,377
Short term borrowings	(10,135)	(11,226)
Proceeds from issuance of common stock, net	—	94,574
Purchase of treasury stock	(12,530)	—
Termination of derivative instruments	6,534	(236)
Dividends paid on preferred stock	(1,201)	(1,201)
Dividends paid on common stock	(2,269)	(972)

Net cash provided by (used in) financing activities	(109,023)	150,316

Net change in cash and cash equivalents	(131,535)	190,958
Cash and cash equivalents at beginning of period	448,946	277,123

Cash and cash equivalents at end of period	$317,411	$468,081

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$41,057	$41,445

Mortgage loans securitized into mortgage-backed securities	$32,599	$32,873

Securities sold but not yet delivered	$—	$116,747

Securities purchased but not yet received	$—	$171,813

Transfer from loans to foreclosed real estate and other repossed assets	$4,693	$2,916

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Group’s 2010 annual report on Form 10-K.
Nature of Operations
The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and its divisions, the Group provides a wide range of banking and wealth management services such as mortgage, commercial and consumer lending, leasing, financial planning, insurance sales, money management, investment banking and brokerage services, as well as corporate and individual trust services.
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
The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Group’s own portfolio and, if the conditions so warrant, the Group engages in the sale of such loans to other financial institutions in the secondary market. The Group originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Group is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Group is also an approved issuer of GNMA mortgage-backed securities. The Group is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, but entered into a subservicing arrangement with a third party.
Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC as receiver for Eurobank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. This transaction is referred to as the “FDIC-assisted acquisition”.
Significant Accounting Policies
The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and with the general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.
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
Mortgage Loans: These loans were further segregated into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and personal mortgage collateral loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification program are those loans that are being serviced under such program. The personal mortgage collateral loans are mainly equity lines of credits. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.
Commercial loans: These loans consist mainly of commercial loans secured by existing commercial real estate properties. The allowance factor assigned to these loans are impacted by historical loss factors, by the environmental risk factors described above and by the credit risk gradings assigned to the loans. These credit risk gradings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.
Consumer loans: these consist of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor on these loans is impacted by the historical loss factors on the segment, the environmental risk factors described above and by delinquency buckets.
Leasing: This segment consists of personal loans guaranteed by vehicles in the form of lease financing or in the form of automobile and equipment loans. The allowance factor on these loans is impacted by the historical losses on the segment, the environmental risk factors described above and by delinquency buckets. This is a new business introduced in 2010, as such, the historical loss factor have been matched to consumer loans due to the lack of historical losses on leases.
Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by ASC and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Group’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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
Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan and lease losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.
Lease Financing
The Group leases vehicles and equipment for personal and commercial use to individual and corporate customers. The direct finance lease method of accounting is used to recognize revenue on leasing contracts that meet the criteria specified in the guidance for leases in ASC Topic 840. Aggregate rentals due over the term of the leases less unearned income are included in lease financing contracts receivable. Unearned income is amortized using a method over the average life of the leases as an adjustment to the interest yield.
Revenue for other leases is recognized as it becomes due under the terms of the relevant contract.
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
Level 1 - Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
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
The Group’s review for impairment generally entails, but is not limited to:
•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	the financial condition of the issuer or issuers;

•	the creditworthiness of the obligor of the security;

•	actual collateral attributes;

•	any rating changes by a rating agency;

•	current analysts’ evaluations;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments;

•	current market conditions;

•	adverse conditions specifically related to the security, industry, or a geographic area;

•	the Group’s intent to sell the debt security;

•	whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery;

•	and other qualitative factors that could support or not an other-than-temporary impairment.
Derivative Instruments and Hedging Activities
The Group maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate asset or liabilities. The effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.
Derivative instruments that are used as part of the Group’s interest rate risk-management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell US Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.
The Group also offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group purchases options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated and the changes in the value of that option is also recorded in earnings.
When using derivative instruments, the Group exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract due to insolvency or any other event of default, the Group’s credit risk will equal the fair value gain in a derivative plus any cash or securities that may have been delivered to the counterparty as part of the transaction terms. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Group, thus creating a repayment risk for the Group. This risk is generally mitigated by requesting cash or securities from the counterparty to cover the positive fair value. When the fair value of a derivative contract is negative, the Group owes the counterparty and, therefore, assumes no credit risk other than the cash or value of the collateral delivered as part of the transactions in as far as it exceeds the fair value of the derivative. The Group minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.
The Group’s derivative activities are monitored by its Asset/Liability Management Committee which is also responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Group’s overall interest rate risk-management and trading strategies.
The Group uses forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in LIBOR. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively lock-in the Group’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional. By employing this strategy, the Group minimizes its exposure to volatility in LIBOR.
As part of this new hedging strategy started this quarter, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there no significant ineffectiveness.
The Group discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.
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
Core Deposit Intangible
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the period ended March 31, 2011. If an impairment loss is determined to exist in the future, the loss would be reflected as a non-interest expenses in the unaudited consolidated statements of operations for the period in which such impairment is identified.
Foreclosed Real Estate and Other Repossessed Property
Non-covered Foreclosed Real Estate
Foreclosed real estate is initially recorded at the lower of the related loan balance or the fair value less cost to sell of the real estate at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan and lease losses on non-covered loans. After foreclosure, these properties are carried at the lower of cost or fair value less estimated cost to sell, based on recent appraised values or options to purchase the foreclosed property. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expenses. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.
Covered Foreclosed Real Estate and Other Repossessed Property
Covered foreclosed real estate and other repossessed property were initially recorded at their estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write downs are credited to non-interest expenses with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.
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
On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico, which was subsequently amended (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may be reduced to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.
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
Subsequent Events
The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2011 and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
Reclassifications
When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Developments:
Fair Value Measurements and Disclosures — FASB Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (FASB ASC Topic 820) — Improving Disclosures about Fair Value Measurements”, issued in January 2010, requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in FASB ASC Subtopic 820-10. This update amends Subtopic 820-10 and now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. Also in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. In addition, this update clarifies existing disclosures as follows: (i) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This Level 3 disclosure guidance was adopted on the Group’s unaudited consolidated financial statements for the quarter ended March 31, 2011.
Credit Quality and Allowance for Credit Losses Disclosures — In July 2010, FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan and lease losses is effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan and lease losses accounts will be effective for reporting periods beginning on or after December 15, 2010. The Group adopted this guidance for period-end balance disclosures for loans and the allowance for loan and lease losses. Refer to Note 5 to the unaudited consolidated financial statements for additional information. In January 2011, FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. The anticipated effective date is for interim and annual reporting periods beginning on or after June 15, 2011.
Troubled Debt Restructuring — In January 2011, FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures regarding troubled debt restructurings in ASU No. 2010-20 for public entities. In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: a) the restructuring constitutes a concession; b) The debtor is experiencing financial difficulties. Also, the ASU sets the effective date when an entity should disclose the information deferred by ASU No. 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Group is in the process of evaluating the effect this accounting guidance may have on the Group’s unaudited consolidated financial statements.
Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.
NOTE 2 — FDIC-ASSISTED ACQUISITION AND FDIC SHARED-LOSS INDEMNIFICATION ASSET
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
The Bank and the FDIC have been engaged in ongoing discussions that impacted certain assets acquired or certain liabilities assumed by the Bank. The Bank and the FDIC have had several preliminary settlements since the FDIC-assisted acquisition that have been adjusted as re-measurement figures of the assets acquired and liabilities assumed on April 30, 2010. At March 31, 2011 there are $1.8 million in FDIC net settlement payable. On April 29, 2011, following the anniversary of the FDIC-assisted acquisition, Oriental Bank and Trust and the FDIC reached a final settlement as part of the Purchase and Assumption Agreement.
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
The operating results of the Group for the quarter ended March 31, 2011 include the operating results produced by the acquired assets and liabilities assumed. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC loss sharing agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro forma information is presented.
The FDIC shared-loss indemnification asset activity for the quarter ended March 31, 2011 is as follows:

Quarter Ended
March 31, 2011
(In thousands)
Balance at December 31, 2010	$471,872
Shared-loss agreements reimbursements from the FDIC	(39,839)
Credit impairment losses to be covered under shared-loss agreements	3,645
Accretion of FDIC shared-loss indemnification asset, net	1,211

Balance at March 31, 2011	$436,889

NOTE 3 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2011, and December 31, 2010, cash equivalents included as part of cash and due from banks amounted to $2.1 million and $111.7 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at March 31, 2011, and December 31, 2010, were as follows:

	March 31, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
			(In thousands)
Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$81,152	$60	$3,954	$77,258	5.14%
Structured credit investments	61,725	—	16,563	45,162	3.69%
Total investment securities	142,877	60	20,517	122,420
FNMA and FHLMC certificates	3,156,825	33,471	3,004	3,187,292	3.78%
GNMA certificates	108,905	8,805	—	117,710	5.23%
CMOs issued by US Government sponsored agencies	154,138	6,400	30	160,508	4.98%

Total mortgage-backed securities	3,419,868	48,676	3,034	3,465,510

Total securities available-for-sale	3,562,745	48,736	23,551	3,587,930	3.91%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	875,494	—	19,678	855,816	3.77%

Total	$4,438,239	$48,736	$43,229	$4,443,746	3.88%

	December 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
			(In thousands)
Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$71,128	$160	$3,625	$67,663	5.37%
Structured credit investments	61,724	—	20,031	41,693	3.68%
Obligations of US Government sponsored agencies	3,000	—	—	3,000	0.01%

Total investment securities	135,852	160	23,656	112,356

FNMA and FHLMC certificates	3,238,802	45,446	2,058	3,282,190	3.70%
GNMA certificates	118,191	9,523	—	127,714	5.19%
CMOs issued by US Government sponsored agencies	168,301	9,524	21	177,804	5.01%

Total mortgage-backed securities	3,525,294	64,493	2,079	3,587,708

Total securities available-for-sale	3,661,146	64,653	25,735	3,700,064	3.84%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	689,917	—	14,196	675,721	3.74%

Total	$4,351,063	$64,653	$39,931	$4,375,785	3.82%

The amortized cost and fair value of the Group’s investment securities at March 31, 2011, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	$10,386	$10,341	$—	$—

Total due from 1 to 5 years	10,386	10,341	—	—

Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	13,702	12,814	—	—
Structured credit investments	11,977	9,427	—	—

Total due after 5 to 10 years	25,679	22,241	—	—

Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	57,064	54,103	—	—
Structured credit investments	49,748	35,735	—	—

Total due after 10 years	106,812	89,838	—	—

Total investment securities	142,877	122,420	—	—

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	12,779	13,526	—	—

Due after 10 years
FNMA and FHLMC certificates	3,144,047	3,173,766	875,494	855,816
GNMA certificates	108,905	117,710	—	—
CMOs issued by US Government sponsored agencies	154,137	160,508	—	—

Total due after 10 years	3,407,089	3,451,984	875,494	855,816

Total mortgage-backed securities	3,419,868	3,465,510	875,494	855,816

Total	$3,562,745	$3,587,930	$875,494	$855,816

Keeping with the Group’s investment strategy, during the quarters ended March 31, 2011 and 2010, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset/liability management, purchases US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the quarters ended March 31, 2011 and March 31, 2010, the Group sold approximately $10.6 million and $267.0 million, respectively, of discount notes with minimal aggregate gross gains and losses, which amounted to less than $1 thousand.

The tables below present an analysis of the gross realized gains and losses by category for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31, 2011
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$10,600	$10,599	$10,600	$10,600	$—	$—

Total investment securities	10,600	10,599	10,600	10,600	—	—

Mortgage-backed securities
FNMA and FHLMC certificates	1,056	1,073	1,073	1,073	—	—
GNMA certificates	32,599	32,795	32,855	32,857	—	2

Total mortgage-backed securities	33,655	33,868	33,928	33,930	—	2

Total	$44,255	$44,467	$44,528	$44,530	$—	$2

	Quarter Ended March 31, 2010
Description	Face Value	Cost	Sale Price	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$267,000	$265,990	$266,996	$266,996	$—	$—
Mortgage-backed securities
FNMA and FHLMC certificates	902,967	750,615	687,211	675,191	12,020	—
GNMA certificates	32,873	32,927	32,912	32,912	—	—
Non-agency collaterized mortgage obligations	626,619	623,695	368,216	368,216	—	—

Total mortgage-backed securities	1,562,459	1,407,237	1,088,339	1,076,319	12,020	—

Total	$1,829,459	$1,673,227	$1,355,335	$1,343,315	$12,020	$—

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:
March 31, 2011
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$291,849	$3,004	$288,845
Obligations of Puerto Rico Government and political subdivisions	19,974	119	19,855
CMOs issued by U.S. Government sponsored agencies	2,572	30	2,542

	314,395	3,153	311,242

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Structured credit investments	61,725	16,563	45,162
Obligations of Puerto Rico Government and political subdivisions	50,792	3,835	46,957

	112,517	20,398	92,119

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	291,849	3,004	288,845
Structured credit investments	61,725	16,563	45,162
Obligations of Puerto Rico Government and political subdivisions	70,766	3,954	66,812
CMOs issued by US Government sponsored agencies	2,572	30	2,542

	$426,912	$23,551	$403,361

March 31, 2011
Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$875,494	$19,678	$855,816

December 31, 2010
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$245,533	$2,058	$243,475
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	249,124	2,079	247,045

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148

	112,497	23,656	88,841

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	245,533	2,058	243,475
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	$361,621	$25,735	$335,886

December 31, 2010
Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$689,917	$14,196	$675,721

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. On April 1, 2009, the Group adopted ASC 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts.
ASC 320-10-65-1 requires the Group to consider various factors during its review, which include, but are not limited to:
•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•	the financial condition of the issuer or issuers;

•	the creditworthiness of the obligor of the security;

•	actual collateral attributes;

•	any rating changes by a rating agency;

•	current analysts’ evaluations;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments;

•	current market conditions;

•	adverse conditions specifically related to the security, industry, or a geographic area;

•	the Group’s intent to sell the debt security;

•	whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery;

•	and other qualitative factors that could support or not an other-than-temporary impairment.
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
With regards to the structured credit investments with an unrealized loss position, the Group performs a detailed analysis of other-than-temporary impairments, which is explained in the following paragraphs. Other securities in an unrealized loss position at March 31, 2011 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government-sponsored entities. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at March 31, 2011, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At March 31, 2011, the Group does not have the intent to sell these investments in unrealized loss position.
At March 31, 2011, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $16.6 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).
The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of March 31, 2011, have an aggregate amortized cost of $36.2 million and unrealized losses of $7.4 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.
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
The Group owns a corporate bond that partially holds a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $9.2 million as of March 31, 2011. Due to the nature of this corporate bond, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairments on this security consists on a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the structure maintains at each quarter end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the review of the credit default spreads for each entity in the reference portfolio to monitor their specific performance; and the constant monitoring of the CDO’s credit rating.
As a result of the aforementioned analysis, the Group estimates that it will recover all interest and principal invested in the bond. This is based on the results of the analysis mentioned above which show that the subordination level (attachment/detachment) available under the structure of the CDO is sufficient to allow the Group to recover the value of its investment.
As a result of the aforementioned analyses, no other-than-temporary losses were recorded during the quarter ended March 31, 2011.
NOTE 4 — PLEDGED ASSETS
At March 31, 2011, residential mortgage loans amounting to $592.6 million were pledged to secure advances and borrowings from the Federal Home Loan Bank (“FHLB”). Investment securities with fair values totaling $3.8 billion, $69.8 million and $45.1 million at March 31, 2011, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at March 31, 2011, investment securities with fair values totaling $1.0 million were pledged against interest rate swaps contracts, while others with fair values of $123 thousand were pledged as a bond for Trust operations to the OCFI. At December 31, 2010, residential mortgage loans amounting to $512.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.8 billion, $73.4 million, $19.1 million, and $47.5 million at December 31, 2010, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits, Federal Reserve Bank of New York advances, and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at December 31, 2010, investment securities with fair values totaling $9.9 million were pledged against interest rate swaps contracts, while others with fair values of $124 thousand were pledged as a bond for the Bank’s trust operations to the OCFI.
As of March 31, 2011, and December 31, 2010, investment securities available-for-sale not pledged amounted to $529.5 million and $422.1 million, respectively. As of March 31, 2011, and December 31, 2010, mortgage loans not pledged amounted to $464.9 million and $394.4 million, respectively.

NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans Receivable Composition
The composition of the Group’s loan portfolio at March 31, 2011 and December 31, 2010 was as follows:

		December 31,
	March 31, 2011	2010
	(In thousands)
Loans non-covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential - 1 to 4 family	$837,645	$847,402
Home equity loans, secured personal loans and others	23,957	25,080
Commercial	214,365	210,530
Deferred loan fees, net	(4,029)	(3,931)

	1,071,938	1,079,081

Other loans:
Commercial	16,923	24,462
Personal consumer loans and credit lines	38,788	35,912
Leasing	13,763	10,257
Deferred loan fees, net	(361)	(423)

	69,113	70,208

Loans receivable	1,141,051	1,149,289
Allowance for loan and lease losses	(32,727)	(31,430)

Loans receivable, net	1,108,324	1,117,859
Mortgage loans held-for-sale	34,216	33,979

Total loans non-covered under shared-loss agreements with FDIC, net	1,142,540	1,151,838

Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	161,145	166,865
Construction and development secured by 1-4 family residential properties	16,516	17,253
Commercial and other construction	378,961	388,261
Leasing	69,630	79,093
Consumer	17,140	18,546

Total loans covered under shared-loss agreements with FDIC	643,392	670,018
Allowance for loan and lease losses on covered loans	(53,480)	(49,286)

Total loans covered under shared-loss agreements with FDIC, net	589,912	620,732

Total loans receivable, net	$1,732,452	$1,772,570

The following table presents the aging of the recorded investment in gross loans as of March 31, 2011 and December 31, 2010 by class of loans:

							Loans Past
							Due Over 90
	30-59 Days	60-89 Days	Greater than	Total Past			Days and Still
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
March 31, 2011:

Loans not covered under shared-loss agreements with the FDIC:
Mortgage
Residential
Traditional	$23,089	$9,760	$72,293	$105,142	$626,009	$731,151	$30,636
Non-traditional	1,843	835	10,582	13,260	63,847	77,107	3,163
Loss mitigation program	2,816	918	9,474	13,208	40,081	53,289	5,963

	27,748	11,513	92,349	131,610	729,937	861,547	39,762
Home equity loans, secured personal loans	148	—	333	481	995	1,476	—
Other	—	—	55	55	—	55	—

	27,896	11,513	92,737	132,146	730,932	863,078	39,762

Commercial	1,742	1,557	22,685	25,984	205,304	231,288	—

Consumer
Personal consumer loans and credit lines — secured	74	13	45	132	5,733	5,865	—
Personal consumer loans and credit lines — unsecured	412	124	124	660	17,775	18,435	—
Credit cards	323	114	268	705	3,804	4,509	—
Overdrafts	—	—	6	6	8,497	8,503	—

	809	251	443	1,503	35,809	37,312	—

Leasing	—	207	395	602	13,161	13,763	—

Total loans not covered under shared-loss agreements with the FDIC	$30,447	$13,528	$116,260	$160,235	$985,206	$1,145,441	$39,762

							Loans Past
							Due Over 90
	30-59 Days	60-89 Days	Greater than	Total Past			Days and Still
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
December 31, 2010:

Loans not covered under shared-loss agreements with the FDIC:

Mortgage
Residential
Traditional	$22,093	$9,414	$76,604	$108,111	$638,158	$746,269	$37,850
Non-traditional	837	845	12,016	13,698	66,056	79,754	4,953
Loss mitigation program	2,528	1,043	9,336	12,907	33,497	46,404	6,060

	25,458	11,302	97,956	134,716	737,711	872,427	48,863
Home equity loans, secured personal loans	149	—	340	489	961	1,450	—
Other	—	—	55	55	—	55	—

	25,607	11,302	98,351	135,260	738,672	873,932	48,863

Commercial	1,123	9,367	13,390	23,880	210,396	234,276	—

Consumer
Personal consumer loans and credit lines — secured	23	—	—	23	4,853	4,876	—
Personal consumer loans and credit lines — unsecured	419	207	136	762	17,576	18,338	—
Credit cards	262	173	285	720	3,620	4,340	—
Overdrafts	—	—	—	—	7,624	7,624	—

	704	380	421	1,505	33,673	35,178	—

Leasing	—	79	35	114	10,143	10,257	—

Total loans not covered under shared-loss agreements with the FDIC	$27,434	$21,128	$112,197	$160,759	$992,884	$1,153,643	$48,863

Non-covered Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four main categories: mortgage, commercial, consumer and leases. The latter business was added to the Group’s credit activities as a result of the FDIC-assisted acquisition.
At March 31, 2011 and December 31, 2010, the Group had $81.4 million and $73.4 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. At March 31, 2011 and December 31, 2010, loans of which terms have been extended that are not included in non-performing assets amounted to $30.0 million and $35.0 million, respectively. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing because these loans are accounted for on a pooled basis. Management’s judgment is required in classifying loans in pools subject to ASC Subtopic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the pool cash flows to be collected, even if certain loans within the pool are contractually past due.

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)
Mortgage
Residential
Traditional	$41,656	$38,754
Non-traditional	7,419	7,063
Loss mitigation program	3,511	3,276

	52,586	49,093
Home equity loans, secured personal loans	333	340
Other	55	55

	52,974	49,488

Commercial	27,562	23,619

Consumer
Personal consumer loans and credit lines — unsecured	176	136
Credit cards	268	285

	444	421

Leasing	395	35

Total	$81,375	$73,563

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at	Delinquency
	March 31, 2011	Pass	Special Mention	Substandard	Doubtful	ASC 310-10-35
	(In thousands)
Commercial	$231,288	$181,278	$5,682	$16,516	$141	$27,671

	Balance
	Outstanding at	Delinquency
	December 31, 2010	Pass	Special Mention	Substandard	Doubtful	ASC 310-10-35
	(In thousands)
Commercial	$234,276	$188,281	$5,908	$14,046	$143	$25,898

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at			Delinquency
	March 31, 2011	0-90 days	91-120 days	121-365 days	Over 365 days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$731,151	$658,858	$4,880	$25,756	$41,657	$—
Non-traditional	77,107	66,525	209	2,954	7,419	—
Loss mitigation program	53,289	16,041	88	1,101	2,852	33,207

	861,547	741,424	5,177	29,811	51,928	33,207
Home equity loans, secured personal loans	1,476	1,143	—	—	333	—
Other	55	—	—	—	55	—

	863,078	742,567	5,177	29,811	52,316	33,207
Consumer	37,312	36,869	185	258	—	—
Leasing	13,763	13,368	200	195	—	—

Total	$914,153	$792,804	$5,562	$30,264	$52,316	$33,207

	Balance
	Outstanding at			Delinquency
	December 31, 2010	0-90 days	91-120 days	121-365 days	Over 365 days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$746,269	$669,665	$5,560	$32,291	$38,753	$—
Non-traditional	79,754	67,738	1,012	3,941	7,063	—
Loss mitigation program	46,404	7,738	—	2,064	2,553	34,049

	872,427	745,141	6,572	38,296	48,369	34,049
Home equity loans, secured personal loans	1,450	1,110	—	—	340	—
Other	55	—	—	—	55	—

	873,932	746,251	6,572	38,296	48,764	34,049
Consumer	35,178	33,817	1,129	232	—	—
Leasing	10,257	10,222	8	27	—	—

Total	$919,367	$790,290	$7,709	$38,555	$48,764	$34,049

For covered loans, the Group also evaluates credit quality based on the delinquency status of the loan, comparing information from acquisition date through March 31, 2011.

The Group also evaluates covered loans using severity factors. From the acquisition date through March 31, 2011, there have been no adverse changes from those originally estimated that would cause changes to the initial loss severity factors estimated for these loans. The majority of covered loans are secured by existing commercial real estate properties. There has been no recent adverse experiences, different to the originally estimated, that would require a change in the expectation on collateral values, and the corresponding assumptions.
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
The following table presents the changes and the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method as of March 31, 2011:

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
March 31, 2011
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(1,821)	(309)	(448)	(60)	—	(2,638)
Recoveries	45	37	53	—	—	135
Provision for non-covered loan and lease losses	3,462	1,126	(6)	158	(940)	3,800

Balance at end of period	$17,865	$12,007	$1,885	$958	$12	$32,727

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,229	$1,164	$—	$—	$—	$3,393
Collectively evaluated for impairment	15,636	10,843	1,885	958	12	29,334

Total ending allowance balance	$17,865	$12,007	$1,885	$958	$12	$32,727

Loans:
Individually evaluated for impairment	$33,207	$27,671	$—	$—	$—	$60,878
Collectively evaluated for impairment	828,395	203,617	38,788	13,763	—	1,084,563

Total ending non-covered loans balance	$861,602	$231,288	$38,788	$13,763	$—	$1,145,441

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
March 31, 2010
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$15,044	$7,112	$864	$—	$252	$23,272
Charge-offs	(1,096)	(110)	(186)	—	—	(1,392)
Recoveries	—	11	72	—	—	83
Provision for non-covered loan and lease losses	3,841	(701)	(72)	—	946	4,014

Balance at end of period	$17,789	$6,312	$678	$—	$1,198	$25,977

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$706	$624	$—	$—	$—	$1,330
Collectively evaluated for impairment	17,083	5,688	678	—	1,198	24,647

Total ending allowance balance	$17,789	$6,312	$678	$—	$1,198	$25,977

Loans:
Individually evaluated for impairment	$10,490	$16,594	$—	$—	$—	$27,084
Collectively evaluated for impairment	895,792	187,145	22,954	—	—	1,105,891

Total ending non-covered loans balance	$906,282	$203,739	$22,954	$—	$—	$1,132,975

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. At March 31, 2011, the total investment in impaired commercial loans was $27.7 million (December 31, 2010 — $25.9 million). The impaired commercial loans were measured based on the fair value of collateral. The valuation allowance for impaired commercial loans amounted to approximately $1.2 million and $823 thousand at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the total investment in impaired mortgage loans was $33.2 million (December 31, 2010 — $34.0 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.2 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
			(In thousands)
Impaired loans with specific allowance
Commercial	$18,025	$16,146	$1,164	7%	$16,576
Residential — loss mitigation program	33,207	33,207	2,229	7%	34,324
Impaired loans with no specific allowance
Commercial	11,525	11,525	—	0%	10,541

Total investment in impaired loans	$62,757	$60,878	$3,393	6%	$61,441

	December 31, 2010
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
			(In thousands)
Impaired loans with specific allowance
Commercial	$11,948	$10,070	$823	8%	$10,622
Residential — loss mitigation program	34,049	34,049	2,250	7%	16,977
Impaired loans with no specific allowance
Commercial	15,828	15,828	—	0%	11,472

Total investment in impaired loans	$61,825	$59,947	$3,073	5%	$39,071

The impaired commercial loans were measured based on the fair value of collateral. Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows.
The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters ended March 31, 2011 and 2010:

	Interest Income Recognized
	For the Quarter Ended March 31,
	2011	2010
Impaired loans with specific allowance
Commercial	$144	$108
Residential — Loss mitigation program	484	156
Impaired loans with no specific allowance
Commercial	197	98

Total interest income from impaired loans	$825	$362

Covered Loans under ASC 310-30
The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. The Group is required to review each loan at acquisition to determine if it should be accounted for under ASC 310-30 and if so, determines whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. The Group has performed its analysis of the loans to be accounted for as impaired under ASC 310-30 (“Impaired Loans” in the tables below). For the loans acquired in the FDIC-assisted acquisition that are not within the scope of ASC 310-30 (“Non-Impaired Loans” in the tables below), the Group followed the income recognition and disclosure guidance in ASC 310-30. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20. During the fourth quarter of 2010, these credit cards were cancelled and new agreements were made with to these customers.
To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the quarter ended March 31, 2011, there have been deviations between actual and expected cash flows in several pools of loans acquired in the FDIC-assisted acquisition. These deviations are both positive and negative in nature. Even though actual cash flows for the aggregate pools acquired were more than the expected cash flows for the year ended March 31, 2011 the Group continues to evaluate these deviations to assess whether there have been additional deterioration since the acquisition. At March 31, 2011 the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted. In addition, for other pools, positive deviations have been also assessed as temporary in nature and no additions to accretable discount have been recorded at March 31, 2011. In the event that in future periods the positive trend continues, there may be additions to the accretable discount which will increase the yield on the pools that have positive deviations between actual and expected cash flows.
The carrying amount of these loans included in the balance sheet amount of total loans at March 31, 2011 is as follows:

Total Loans Acquired
(In thousands)
Contractual balance	$1,145,058

Carrying amount	$643,392

The following tables describe the accretable yield and non-accretable discount activity for the quarter ended March 31, 2011:

Accretable Yield
Activity
(In thousands)
Balance at December 31, 2010	$(148,558)
Accretion	14,226
Transfer to non-accretable discount	4,091
Cost recovery	(294)

Balance at March 31, 2011	$(130,535)

Non-Accretable
Discount Activity
(In thousands)
Balance at December 31, 2010	$(603,309)
Principal losses	42,863
Transfer from accretable discount	(4,091)
Cost recovery	294

Balance at March 31, 2011	$(564,243)

The Group’s recorded investment in covered loan pools that were evaluated for impairment and the related allowance for covered loan and lease losses as of March 31, 2011 and the December 31, 2010 are as follows:

	March 31, 2011
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
			(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$63,085	$44,013	$5,019	11%	$44,826
Construction and development secured by 1-4 family residential properties	55,337	11,519	1,670	15%	11,584
Commercial and other construction	620,533	305,006	43,840	14%	310,639
Consumer	26,297	16,985	2,951	17%	18,680

Total investment in impaired covered loans	$765,252	$377,523	$53,480	14%	$385,729

	December 31, 2010
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
			(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$64,366	$38,885	$3,582	9%	$38,667
Construction and development secured by 1-4 family residential properties	55,524	11,828	1,939	16%	12,541
Commercial and other construction	637,044	318,404	43,765	14%	324,946

Total investment in impaired covered loans	$756,934	$369,117	$49,286	13%	$376,154

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
As a result of impairment on various pools of covered loans the changes in the allowance for loan and lease losses on covered loans for the quarter ended March 31, 2011 was as follows:

Quarter Ended
March 31, 2011
(In thousands)
Balance at beginning of the period	$49,286
Provision for covered loan and lease losses	549
FDIC loss-share portion of provision for covered loan and lease losses	3,645

Balance at end of the period	$53,480

NOTE 6 — SERVICING ASSETS
The Group periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, the Group may purchase or assume the right to service leases and mortgage loans originated by others. Whenever the Group undertakes an obligation to service a loan or lease, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the Group for servicing the loans and leases. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Group for its expected cost.
All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the unaudited consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
At March 31, 2011 servicing assets are composed of $9.4 million ($8.9 million — December 31, 2010) related to residential mortgage loans and $598 thousand of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.
The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Fair value at beginning of period	$9,695	$7,120
Servicing from mortgage securitizations or assets transfers	520	685
Changes due to payments on loans	(608)	(104)
Changes in fair value due to changes in valuation model inputs or assumptions	356	(132)

Fair value at end of period	$9,963	$7,569

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value:

	Quarter Ended March 31,
	2011	2010
Constant prepayment rate	7.87% - 15.74%	8.40% - 29.58%
Discount rate	11.00% - 14.00%	11.00% - 14.00%
The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value:

Quarter Ended March 31,
2011
Discount rate	13.58% - 17.38%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

March 31, 2011
(in thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$9,365

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(344)
Decrease in fair value due to 20% adverse change	$(668)
Discount rate
Decrease in fair value due to 10% adverse change	$(428)
Decrease in fair value due to 20% adverse change	$(820)

Leasing servicing asset
Carrying value of leasing servicing asset	$598

Discount rate
Decrease in fair value due to 10% adverse change	(7)
Decrease in fair value due to 20% adverse change	$(14)
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
Mortgage banking activities, a component of total banking and wealth management revenues in the consolidated statements of operations, include the changes from period to period in the fair value of the loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $719 thousand and $485 thousand for the quarters ended March 31, 2011 and 2010, respectively. There were no late fees and ancillary fees recorded in such periods. Servicing fees on leases amounted to $441 thousand for the quarter ended March 31, 2011. There were no servicing fees on leases during the quarter ended March 31, 2010.

NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment at March 31, 2011 and December 31, 2010 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	March 31,	December 31,
	(Years)	2011	2010
		(In thousands)
Land	—	$2,328	$2,328
Buildings and improvements	40	6,295	6,301
Leasehold improvements	5—10	20,440	20,564
Furniture and fixtures	3—7	10,009	10,099
Information technology and other	3—7	19,190	19,074

		58,262	58,366
Less: accumulated depreciation and amortization		(34,909)	(34,425)

		$23,353	$23,941

Depreciation and amortization of premises and equipment for the quarters ended March 31, 2011 and 2010, totaled $1.5 million and $1.3 million, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.
NOTE 8 — DERIVATIVE ACTIVITIES
During the quarter ended March 31, 2011, losses of $4.0 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $950 million, all of which were designated as hedging instruments. During the quarter ended March 31, 2010 losses of $10.6 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to the fair value adjustment to the forward-settlement swaps held by the Group at March 31, 2010.
Forward-settlement Swaps
During the quarter ended March 31, 2011, the Group terminated all of its $1.250 billion open forward-settlement swaps with realized losses of $4.3 million. At the same time the Group entered into $950 million of new forward-settlement swaps, all of which were designated as cash flow hedges. The Group entered into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional stated rate.
These forward-settlement swaps were designated as cash flow hedges for the forecasted wholesale borrowings transactions and properly documented as such, therefore, qualifying for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedges. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months.
There were no derivatives designated as a hedge as of December 31, 2010.

A derivative asset of $7.1 million was recognized at March 31, 2011, related to the valuation of these swaps. The following table shows a summary of these swaps and their terms, at March 31, 2011:

		Trade	Settlement
Notional Amount	Fixed Rate	Date	Date	Maturity Date
(In thousands)
$100,000	1.1275%	03/18/11	12/28/11	06/28/13
100,000	1.2725%	03/18/11	12/28/11	09/28/13
125,000	1.6550%	03/18/11	05/09/12	02/09/14
100,000	1.5300%	03/18/11	12/28/11	03/28/14
125,000	1.7700%	03/18/11	05/09/12	05/09/14
100,000	1.8975%	03/18/11	05/09/12	08/09/14
100,000	1.9275%	03/18/11	12/28/11	01/28/15
100,000	2.0000%	03/18/11	12/28/11	03/28/15
100,000	2.1100%	03/18/11	12/28/11	06/28/15

$950,000

A gain of $7.1 million was recognized in accumulated other comprehensive income related to the valuation of these swaps during the quarter ended March 31, 2011.
Swap Options
In November 2010, the Group purchased options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million. At March 31, 2011, the purchased options used to manage the exposure on the interest rate swaps represented an asset of $7.8 million in the consolidated statements of financial position. The following table shows a summary of these swap options and their terms, at March 31, 2011:

		Trade	Option	Swap Start	Swap Maturity
Notional Amount	Fixed Rate	Date	Maturity Date	Date	Date
(In thousands)
$100,000	2.1225%	11/15/10	08/10/12	08/14/12	05/14/15
150,000	2.6400%	11/15/10	12/04/12	12/06/12	06/06/16

$250,000

Options tied to Standard & Poor’s 500 Stock Market Index
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2011 and December 31, 2010, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $11.8 million (notional amount of $147.5 million) and $9.9 million (notional amount of $149.0 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $14.3 million (notional amount of $142.0 million) and $12.8 million (notional amount of $143.4 million), respectively, and are included in other liabilities on the unaudited consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2011 and December 31, 2010 consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Loans	$10,913	$11,068
Investments	17,721	17,648

	$28,634	$28,716

Other assets at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Prepaid FDIC insurance	$15,173	$16,796
Servicing assets	9,963	9,695
Other prepaid expenses	8,133	8,224
Goodwill	3,662	3,662
Mortgage tax credits	3,105	3,105
Other repossessed assets (covered by FDIC shared-loss agreements)	2,479	2,341
Debt issuance costs	1,991	2,299
Core deposit intangible	1,292	1,328
Investment in Statutory Trust	1,086	1,086
Accounts receivable and other assets	15,722	15,886

	$62,606	$64,422

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment for 2010, 2011 and 2012 amounted to $15.2 million and $16.8 million at March 31, 2011 and December 31, 2010, respectively.
In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. At March 31, 2011 and December 31, 2010, mortgage loan tax credits for the Group amounted to $3.1 million in both periods.
Other repossessed assets amounting to $2.5 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.
In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At March 31, 2011 and December 31, 2010, this deferred issue cost was $2.0 million and $2.3 million, respectively.

NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Non-interest bearing demand deposits	$175,679	$170,705
Interest-bearing savings and demand deposits	1,012,710	1,019,539
Individual retirement accounts	358,688	361,972
Retail certificates of deposit	490,313	477,180

Total retail deposits	2,037,390	2,029,396
Institutional deposits	240,779	280,617
Brokered deposits	223,303	278,875

	$2,501,472	$2,588,888

At March 31, 2011 and December 31, 2010, the weighted average interest rate of the Group’s deposits was 1.91%, and 2.12%, respectively, inclusive of non-interest bearing deposits of $175.6 million, and $170.6 million, respectively. Interest expense for the quarters ended March 31, 2011 and 2010 is set forth below:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Demand and savings deposits	$4,597	$3,904
Certificates of deposit	7,617	7,339

	$12,214	$11,243

At March 31, 2011 and December 31, 2010, time deposits in denominations of $100 thousand or higher amounted to $575.5 million, and $590.0 million, including public fund deposits from various local government agencies of $65.1 million and $65.3 million at a weighted average rate of 0.00% in both periods, which were collateralized with investment securities with fair value of $69.8 million and $73.4 million, respectively.
Excluding equity indexed options in the amount of $14.3 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $5.7 million and unamortized deposit discounts in the amount of $7.9 million, the scheduled maturities of certificates of deposit at March 31, 2011 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$379,282
Over 3 months through 1 year	465,824

845,106
Over 1 through 2 years	264,556
Over 2 through 3 years	115,852
Over 3 through 4 years	43,202
Over 4 through 5 years	32,341

$1,301,057

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $8.5 million as of March 31, 2011 ($7.6 million — December 31, 2010).

NOTE 11 — BORROWINGS
Short Term Borrowings
At March 31, 2011, short term borrowings amounted to $32.3 million (December 31, 2010 — $42.5 million) which mainly consist of overnight borrowings with a weighted average rate of 0.53% (December 31, 2010 — 0.60%).
Securities Sold under Agreements to Repurchase
At March 31, 2011, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At March 31, 2011 and December 31, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.6 million and $6.8 million, respectively, were as follows:

	March 31,		December 31,
	2011		2010
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)		(In thousands)
Citigroup Global Markets Inc.	$1,600,000	$1,739,088	$1,600,000	$1,752,619
Credit Suisse Securities (USA) LLC	1,250,000	1,323,982	1,250,000	1,325,392
UBS Financial Services Inc.	500,000	597,404	500,000	605,706
JP Morgan Chase Bank NA	100,000	119,495	100,000	119,997

Total	$3,450,000	$3,779,969	$3,450,000	$3,803,714

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for the $300 million repurchase agreement that settled on March 28, 2011 with a weighted average coupon of 2.86% and maturity of September 28, 2014 (as described below), the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.6 million, at March 31, 2011:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2011
	$100,000	4.17%	12/28/2006	12/28/2011	6/28/2011
	50,000	4.13%	12/28/2006	12/28/2011	6/28/2011
	100,000	4.29%	12/28/2006	12/28/2011	6/28/2011
	350,000	4.25%	12/28/2006	12/28/2011	6/28/2011

	600,000

2012
	350,000	4.26%	5/9/2007	5/9/2012	5/9/2011
	100,000	4.50%	8/14/2007	8/14/2012	5/16/2011
	100,000	4.47%	9/13/2007	9/13/2012	6/13/2011
	150,000	4.31%	3/6/2007	12/6/2012	6/6/2011

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	4/27/2011
	300,000	2.86%	3/28/2011	9/28/2014	N/A

	400,000

2017
	500,000	4.67%	3/2/2007	3/2/2017	6/2/2011
	250,000	0.25%	3/2/2007	3/2/2017	6/2/2011
	100,000	0.00%	6/6/2007	3/6/2017	6/6/2011
	900,000	0.00%	3/6/2007	6/6/2017	6/6/2011
	1,750,000

	$3,450,000	2.70%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. Such repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% to at least their next put dates scheduled for June 2011.
Advances from the Federal Home Loan Bank
Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2011, these advances were secured by mortgage loans amounting to $592.6 million. Also, at March 31, 2011, the Group has an additional borrowing capacity with the FHLB of $153.9 million. At March 31, 2011, the weighted average remaining maturity of FHLB’s advances was 20.19 months (December 31, 2010 — 23.15 months).

In 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2011:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012

	$25,000	4.37%	5/4/2007	5/4/2012	5/4/2011
	25,000	4.57%	7/24/2007	7/24/2012	4/24/2011
	25,000	4.26%	7/30/2007	7/30/2012	4/31/2011
	50,000	4.33%	8/10/2007	8/10/2012	5/11/2011
	100,000	4.09%	8/16/2007	8/16/2012	5/16/2011

	225,000

2014

	25,000	4.20%	5/8/2007	5/8/2014	5/8/2011
	30,000	4.22%	5/11/2007	5/11/2014	5/10/2011

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the FHLB at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at March 31, 2011 and December 31, 2010.
In August 2003, the Statutory Trust II, a special purpose entity of the Group, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of pooled underwriting transactions. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.26% at March 31, 2011; 3.25% at December 31, 2010), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date June 2011). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital note on the consolidated statements of financial condition.
The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. The Group is therefore permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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
NOTE 12 — INCOME TAXES
On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. As such, the 1994 Code would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may reduce to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will start when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax (“AMT”) is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables.
Under the 2011 Code all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.
The effect of the 2011 Code on net deferred tax asset was $5.4 million, reflected as income tax expense in the unaudited consolidated statements of operations. The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2011 was $6.4 million (December 31, 2010 — $6.3 million), and variance is mainly associated with accrued interests. The tax periods from 2005 to 2009, remain subject to examination by the Puerto Rico Department of Treasury.
The Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations did not change as a result of implementing these provisions. The Group had accrued $1.5 million at March 31, 2011 (December 31, 2010 — $1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits.
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
On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share and was converted to common stock on Jul 8, 2010 at a conversion price of $15.015 per share. The offering resulted in net proceeds of $189.4 million after deducting offering costs. On May 13, 2010, the Group made a capital contribution of $179.0 million to its banking subsidiary.
The difference between the conversion price of $15.015 per share and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the majority of the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a deemed dividend on preferred stock.
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
Treasury Stock
In February 2011, the Group announced that its Board of Directors had approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. Any shares of common stock repurchased are to be held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquire stock is recorded as treasury stock. The new program replaced the prior $15.0 million program. During the quarter ended March 31, 2011, the Group repurchased 1,028,579 shares of common stock at a cost of approximately $12.5 million. The approximate dollar value of shares that may yet be repurchased under the program amounted to $17.5 million at March 31, 2011. The number of shares that may yet be purchased under the program amounts to 1,396,124, and was calculated by dividing the remaining balance of approximately $17.5 million by $12.55 (closing price of the Group’s common stock at March 31, 2011).
The following table presents the shares repurchased during the quarter ended March 31, 2011:

			Total number of
			shares purchased
			as part of stock
	Total number of	Average price paid	repurchase
	shares purchased	per share	programs
January 2011	—	$—	—
February 2011	476,132	$12.12	476,132
March 2011	552,447	$12.23	552,447

Total	1,028,579	$12.18	1,028,579

The activity in connection with common shares held in treasury by the Group for the quarters ended March 31, 2011 and 2010 is set forth below:

	Quarter Ended March 31,
	2011		2010
		Dollar		Dollar
	Shares	Amount	Shares	Amount
		(In thousands)
Beginning of period	1,459	$16,732	$1,504	$17,142
Common shares used for exercise of restricted stock units	(46)	(500)	—	—
Common shares repurchased as part of the stock repurchase program	1,029	12,530	—	—
Common shares used to match defined contribution plan, net	(9)	(16)	(8)	(15)

End of period	2,433	$28,746	1,496	$17,127

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
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2011 and December 31, 2010, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2011 and December 31, 2010, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Group’s and the Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Group Ratios
As of March 31, 2011
Total Capital to Risk-Weighted Assets	$714,936	31.91%	$179,251	8.00%
Tier 1 Capital to Risk-Weighted Assets	$686,202	30.63%	$89,625	4.00%
Tier 1 Capital to Total Assets	$686,202	9.52%	$288,462	4.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$727,689	32.26%	$180,455	8.00%
Tier 1 Capital to Risk-Weighted Assets	$698,836	30.98%	$90,228	4.00%
Tier 1 Capital to Total Assets	$698,836	9.56%	$292,449	4.00%

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Bank Ratios
As of March 31, 2011
Total Capital to Risk-Weighted Assets	$677,508	30.65%	$176,821	8.00%	$221,027	10.00%
Tier 1 Capital to Risk-Weighted Assets	$649,149	29.37%	$88,411	4.00%	$132,616	6.00%
Tier 1 Capital to Total Assets	$649,149	9.18%	$282,946	4.00%	$353,683	5.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$694,461	31.17%	$178,226	8.00%	$222,782	10.00%
Tier 1 Capital to Risk-Weighted Assets	$665,952	29.89%	$89,113	4.00%	$133,669	6.00%
Tier 1 Capital to Total Assets	$665,952	9.28%	$287,060	4.00%	$358,825	5.00%
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
The activity in outstanding options for the quarters ended March 31, 2011 and 2010 is set forth below:

	Quarter Ended March 31,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Options	Price	Options	Price
Beginning of period	765,989	$15.25	514,376	$16.86
Options granted	69,800	11.82	132,700	11.50
Options exercised	(250)	10.29	—	—
Options forfeited	(16,496)	18.08	—	—

End of period	819,043	$14.90	647,076	$15.76

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2011:

	Outstanding			Exercisable
			Weighted
			Average
			Contract		Weighted
		Weighted	Life		Average
	Number of	Average	Remaining	Number of	Exercise
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Price
$5.63 to $8.45	15,131	$8.28	8.1	1	$7.74
8.45 to 11.27	2,000	10.29	6.4	500	10.29
11.27 to 14.09	572,427	12.14	7.4	170,902	12.41
14.09 to 16.90	62,035	15.60	3.4	54,035	15.68
19.72 to 22.54	25,050	20.68	3.9	20,800	20.44
22.54 to 25.35	83,350	23.99	3.0	83,350	23.99
25.35 to 28.17	59,050	27.46	3.6	59,050	27.46

	819,043	$14.90	6.3	388,638	18.06

Aggregate Intrinsic Value	$392,953			$58,247

The average fair value of each option granted during the quarter ended March 31, 2011 was $6.43. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the options granted during the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
	2011	2010
Weighted Average Assumptions:
Dividend yield	1.63%	1.39%
Expected volatility	59.04%	58.81%
Risk-free interest rate	3.11%	3.44%
Expected life (in years)	8.0	8.0
The following table summarizes the restricted units’ activity under the Omnibus Plan for the quarters ended March 31, 2011 and 2010:

	Quarter Ended		Quarter Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning of period	243,525	$13.43	147,625	$14.64
Restricted units granted	39,500	11.82	53,500	11.40
Restricted units lapsed	(45,616)	20.74	—	—
Restricted units forfeited	(9,238)	13.38	(400)	21.86

End of period	228,171	$11.69	200,725	$13.76

Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2011, legal surplus amounted to $46.7 million (December 31, 2010 - $46.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. In addition, the Federal Reserve Board has issued a policy statement that bank holding companies should generally pay dividends only from operating earnings of the current and preceding two years.
Earnings per Common Share
The calculation of earnings per common share for the quarters ended March 31, 2011 and 2010 is as follows:

	Quarter ended March 31,
	2011	2010
Net income	$3,081	$11,936
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$1,880	$10,735

Average common shares outstanding and equivalents	46,179	25,932

Earnings per common share — basic	$0.04	$0.42

Earnings per common share — diluted	$0.04	$0.41

For the quarters ended March 31, 2011 and 2010, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 572,875 and 416,176, respectively.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of income tax, as of March 31, 2011 and December 31, 2010, consisted of:

	March 31,	December 31,
	2011	2010
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$25,359	$39,094
Unrealized gain on cash flow hedges	7,123	—
Income tax effect	(2,163)	(2,107)

	$30,319	$36,987

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

     Derivative instruments
The fair values of the derivative instruments were provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
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
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	March 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
		(In thousands)
Investment securities available-for-sale	—	3,532,815	$55,115	$3,587,930
Money market investments	2,060	—	—	2,060
Derivative assets	—	15,007	11,764	26,771
Derivative liabilities	—	—	(14,316)	(14,316)
Servicing assets	—	—	9,963	9,963

	$2,060	3,547,822	$62,526	$3,612,408

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	—	3,658,371	$41,693	$3,700,064
Money market investments	111,728	—	—	111,728
Derivative assets	—	18,445	9,870	28,315
Derivative liabilities	—	(64)	(12,830)	(12,894)
Servicing assets	—	—	9,695	9,695

	$111,728	3,676,752	$48,428	$3,836,908

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2011 and 2010:

	Total Fair Value Measurements
	(Quarter ended March 31, 2011)
	Investment securities available-for-sale
			Obligations of
			Puerto Rico
			Government	Derivative	Derivative
			and political	asset (S&P	liability (S&P	Servicing
Level 3 Instruments Only	CDO’s	CLO’s	subdivisions	Options)	Options)	assets
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$—	$9,870	$(12,830)	$9,695
Gains (losses) included in earnings	—	—	—	1,749	(564)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	237	3,232	(52)	—	—	—
New instruments acquired	—	—	10,005	145	(1,353)	520
Amortization	—	—	—	—	431	(608)
Changes in fair value of servicing assets	—	—	—	—	—	356

Balance at end of period	$16,380	$28,782	$9,953	$11,764	$(14,316)	$9,963

	Total Fair Value Measurements
	(Quarter ended March 31, 2010)
	Investment securities available-for-sale
				Derivative	Derivative
			Non-Agency	asset (S&P	liability (S&P	Servicing
Level 3 Instruments Only	CDO’s	CLO’s	CMOs	Options)	Options)	assets
	(In thousands)
Balance at beginning of period	$15,148	$23,235	$71,723	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	—	—	(632)	1,125	(1,281)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	520	1,187	2,440	—	—	—
New instruments acquired	—	—	—	327	(342)	685
Amortization	—	—	(2,334)	(41)	235	(104)
Changes in fair value of servicing assets	—	—	—	—	—	(132)

Balance at end of period	$15,668	$24,422	$71,197	$7,875	$(10,931)	$7,569

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the quarters ended March 31, 2011 and 2010.
The table below presents a detail of investment securities available-for-sale classified as level 3 at March 31, 2011:

	March 31, 2011
	Amortized	Unrealized	Fair	Weighted	Principal
Type	Cost	Losses	Value	Average Yield	Protection
	(In thousands)
Obligations of Puerto Rico Government and political subdivisions	$10,005	$52	$9,953	3.50%

Structured credit investments

CDO	$25,548	$9,168	$16,380	5.80%	6.22%
CLO	15,000	3,239	11,761	2.44%	7.60%
CLO	11,977	2,549	9,428	1.89%	26.18%
CLO	9,200	1,607	7,593	2.18%	20.64%

	$61,725	$16,563	$45,162	3.68%

Total	$71,730	$16,615	$55,115	3.67%

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
The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarter ended March 31, 2011 and the year ended December 31, 2010, and which were still included in the consolidated statements of financial condition as such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting periods.

	Carrying value at
	March 31, 2011	December 31, 2010
	Level 3	Level 3
	(In thousands)	(In thousands)
Impaired commercial loans	$27,671	$25,898
Foreclosed real estate	30,095	27,931

	$57,766	$53,829

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
Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27.7 million and $25.9 million at March 31, 2011 and December 31, 2010, respectively, with a valuation allowance of $1.2 million and $823 thousand at March 31, 2011 and December 31, 2010, respectively.
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

The estimated fair value and carrying value of the Group’s financial instruments at March 31, 2011 and December 31, 2010 is as follows:

	March 31,		December 31,
	2011		2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$317,411	$317,411	$448,946	$448,946
Trading securities	1,444	1,444	1,330	1,330
Investment securities available-for-sale	3,587,930	3,587,930	3,700,064	3,700,064
Investment securities held-to-maturity	855,816	875,494	675,721	689,917
Federal Home Loan Bank (FHLB) stock	22,496	22,496	22,496	22,496
Total loans (including loans held-for-sale)
Non-covered loans	1,175,294	1,145,441	1,150,945	1,153,643
Covered loans	553,363	643,392	600,421	670,018
Investment in equity indexed options	11,764	11,764	9,870	9,870
Investment in swap options	7,804	7,804	7,422	7,422
FDIC shared-loss indemnification asset	424,091	436,889	430,383	471,872
Accrued interest receivable	28,634	28,634	28,716	28,716
Derivative assets	7,203	7,203	11,023	11,023
Servicing assets	9,963	9,963	9,695	9,695

Financial Liabilities:
Deposits	2,527,947	2,501,472	2,585,922	2,588,887
Securities sold under agreements to repurchase	3,680,511	3,456,605	3,701,669	3,456,781
Advances from FHLB	300,825	281,687	303,868	281,753
FDIC-guaranteed term notes	107,889	105,112	106,428	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	32,335	32,335	42,470	42,470
Derivative liabilities	14,316	14,316	12,894	12,894
Accrued expenses and other liabilities	47,933	47,933	43,798	43,798

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2011 and December 31, 2010:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•	Investments in FHLB stock are valued at their redemption value.
•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
•	The FDIC shared-loss indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The $424.1 million fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.
•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
•	Fair value of interest rate swaps and options on interest rate swaps is based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.
•	The fair value of the covered and non-covered loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer, and leasing. Each loan segment is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate.
•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.26% at March 31, 2011; 3.25% at December 31, 2010), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.
•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
NOTE 15 — SEGMENT REPORTING
The Group segregates its businesses into the following major reportable segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the fourth quarter of 2010 to reallocate expenses from the Banking to the Wealth Management and Treasury segments for a suitable presentation. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.
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
The Treasury segment encompasses all of the Group’s asset/liability management activities such as: purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included Group’s annual report on Form 10-K.

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended March 31, 2011 and 2010:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Quarter Ended March 31, 2011
Interest income	$32,058	$—	$45,852	$77,910	$—	$77,910
Interest expense	(9,378)	—	(31,367)	(40,745)	—	(40,745)

Net interest income	22,680	—	14,485	37,165	—	37,165
Provision for non-covered loan and lease losses	(3,800)	—	—	(3,800)	—	(3,800)
Provision for covered loan and lease losses	(549)	—	—	(549)	—	(549)
Non-interest income (loss)	6,745	4,752	(3,970)	7,527	—	7,527
Non-interest expenses	(24,241)	(4,017)	(2,532)	(30,790)	—	(30,790)
Intersegment revenues	412	—	—	412	(412)	—
Intersegment expenses	—	(288)	(124)	(412)	412	—

Income before income taxes	$1,247	$447	$7,859	$9,553	$—	$9,553

Total assets as of March 31, 2011	$3,207,253	$12,390	$4,673,186	$7,892,829	$(716,700)	$7,176,129

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Quarter Ended March 31, 2010
Interest income	$17,637	$4	$52,695	$70,336	$—	$70,336
Interest expense	(8,271)	—	(32,588)	(40,859)	—	(40,859)

Net interest income	9,366	4	20,107	29,477	—	29,477
Provision for non-covered loan losses	(4,014)	—	—	(4,014)	—	(4,014)
Non-interest income	2,483	4,803	752	8,038	—	8,038
Non-interest expenses	(13,193)	(3,200)	(4,000)	(20,393)	—	(20,393)
Intersegment revenues	344	822	—	1,166	(1,166)	—
Intersegment expenses	—	(1,136)	(30)	(1,166)	1,166	—

Income (loss) before income taxes	$(5,014)	$1,293	$16,829	$13,108	$—	$13,108

Total assets as of March 31, 2010	$1,967,184	$11,080	$5,005,051	$6,983,315	$(474,795)	$6,508,520

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter ended March 31,
	2011	2010	Variance %
	(Dollars in thousands, except per share data)
EARNINGS DATA:
Interest income	$77,910	$70,336	10.8%
Interest expense	40,745	40,859	-0.3%

Net interest income	37,165	29,477	26.1%
Provision for non-covered loan and lease losses	3,800	4,014	-5.3%
Provision for covered loan and lease losses, net	549	—	100.0%

Net interest income after provision for loan and lease losses	32,816	25,463	28.9%
Non-interest income	7,527	8,038	-6.4%
Non-interest expenses	30,790	20,393	51.0%

Income before taxes	9,553	13,108	-27.1%
Income tax expense	6,472	1,172	452.2%

Net Income	3,081	11,936	-74.2%
Less: Dividends on preferred stock	(1,201)	(1,201)	0.0%

Income available to common shareholders	$1,880	$10,735	-82.5%

PER SHARE DATA:
Basic	$0.04	$0.42	-90.2%

Diluted	$0.04	$0.41	-90.2%

Average common shares outstanding and equivalents	46,179	25,932	78.1%

Book value per common share	$14.22	$11.97	18.8%

Tangible book value per common share	$14.11	$11.91	18.5%

Market price at end of period	$12.55	$13.50	-7.0%

Cash dividends declared per common share	$0.05	$0.04	25.2%

Cash dividends declared on common shares	$2,269	$1,322	71.7%

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.17%	0.73%	-76.8%

Return on average common equity (ROE)	1.15%	13.39%	-91.4%

Equity-to-assets ratio	9.94%	7.13%	39.3%

Efficiency ratio	64.63%	55.30%	16.9%

Expense ratio	1.26%	0.88%	42.6%

Interest rate spread	2.31%	1.96%	17.9%

Interest rate margin	2.30%	2.00%	15.0%

	March 31,	December 31,
	2011	2010	Variance %
	(Dollars in thousands)
PERIOD END BALANCES AND CAPITAL RATIOS:

Investments and loans
Investments securities	$4,487,514	$4,413,957	1.7%
Non-covered loans	1,142,540	1,151,838	-0.8%
Covered loans	589,912	620,732	-5.0%

	$6,219,966	$6,186,527	0.5%

Deposits and borrowings
Deposits	$2,501,472	$2,588,887	-3.4%
Securities sold under agreements to repurchase	3,456,605	3,456,781	0.0%
Other borrowings	455,217	466,140	-2.3%

	$6,413,294	$6,511,808	-1.5%

Stockholders’ equity
Preferred stock	68,000	68,000	0.0%
Common stock	47,808	47,808	0.0%
Treasury stock, at cost	(28,746)	(16,732)	71.8%
Additional paid-in capital	498,303	498,435	0.0%
Legal surplus	46,717	46,331	0.8%
Retained earnings	50,727	51,502	-1.5%
Accumulated other comprehensive income	30,319	36,987	-18.0%

	$713,128	$732,331	-2.6%

Capital ratios
Leverage capital	9.52%	9.56%	-0.4%

Tier 1 risk-based capital	30.63%	30.98%	-1.1%

Total risk-based capital	31.91%	32.26%	-1.1%

Financial assets managed
Trust assets managed	$2,245,158	$2,175,270	3.2%

Broker-dealer assets gathered	$1,792,264	$1,695,634	5.7%

OVERVIEW OF FINANCIAL PERFORMANCE
Introduction
The Group’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, the Group’s commitment is to continue producing a balanced and growing revenue stream.
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
For the quarter ended March 31, 2011, the Group’s income available to common shareholders totaled $1.9 million, or $0.04 per basic and diluted earnings per common share. This compares to $10.7 million in income available to common shareholders, or $0.42 and $0.41 per basic and diluted earnings per common share, respectively, for the quarter ended March 31, 2010.
Highlights
•	Pre-tax operating income of $13.1 million increased 4.7% from the quarter ended March 31, 2010 and more than doubled from the quarter ended December 31, 2010.

	Quarter Ended
	March 31,	March 31,	December 31,
	2011	2010	2010
PRE-TAX OPERATING INCOME
Net interest income	$37,165	$29,477	$30,602
Less provision for non-covered loan and lease losses	(3,800)	(4,014)	(3,700)
Core non-interest income:
Wealth management revenues	4,682	3,978	4,717
Banking service revenues	3,835	1,622	3,805
Mortgage banking activities	1,959	1,797	1,999

Total core non-interest income	10,476	7,397	10,521
Less non interest expenses	(30,790)	(20,393)	(31,649)

Total Pre-tax operating income	$13,051	$12,467	$5,774

•	Income available to common shareholders was $1.9 million, or $0.04 per share. This compares to $10.7 million, or $0.41 per share, in the year ago quarter, and $3.9 million, or $0.08 per share, in the preceding quarter. These reductions were primarily due to the re-measurement of a $5.4 million portion of the deferred tax asset, due to a reduction in the applicable tax rate, and a $4.0 million loss on the strategic sale of forward-settlement interest rate swaps.
•	Wealth Management revenues increased 17.7% year over year, reflecting growth in brokerage and trust, and a successful 2011 individual retirement accounts campaign. Assets under management grew 35.0% year over year, to $4.0 billion.

•	Banking service revenues increased 136.4% year over year, reflecting the Group’s expanded and more strategically located branch network. Retail deposits grew 36.7% year over year, to $2.0 billion, while cost of deposits declined to 1.91% from 2.71% in the quarter ended March 31, 2010.

•	Total loans increased 53.1% year over year to $1.7 billion, reflecting the addition of the former Eurobank loan and leasing portfolios, and increases in commercial loans and consumer loans of 13.5% and 69.0%, respectively.

•	Book value per share was $14.22 at March 31, 2011 compared to $11.97 at March 31, 2010 and $14.33 at December 31, 2010; total stockholders’ equity was $713.1 million (which reflects approximately $12.5 million in stock repurchases during the first quarter of 2011), compared to $464.2 million and $732.3 million, respectively; and tangible common equity to total assets was 8.92% compared to 6.06% and 9.02%, respectively.
Other Highlights
•	Net interest margin of 2.30% for the quarter ended March 31, 2011 increased 41 basis points from the same period in 2010. Higher yield as a result of former Eurobank loans and lower cost of funds were able to offset the decline in yield from investments.

•	Non-interest expenses of $30.8 million for the quarter ended March 31, 2011 were $10.4 million higher than in the same period in 2010. This increase is mostly related to higher expenses as a result of the FDIC-assisted acquisition.

•	Net credit losses (excluding loans covered under shared-loss agreements with the FDIC) of $2.5 million increased $1.2 million during the quarter ended March 31, 2011 from the same period in 2010. Non-performing loans (NPLs) decreased 1.4% from December 31, 2010. The Group’s NPLs generally reflect that the economic decline in Puerto Rico is leveling off. The Group does not expect NPLs to result in significantly higher losses as most loans are well-collateralized residential mortgages with adequate loan-to-value ratios.

•	Non-covered loans totaled $1.1 billion, reflecting increases in leases and consumer loans, which offset reduced residential mortgage loans and commercial loans due to maturities. Total loan production and purchases declined $23.5 million compared to the quarter ended December 31, 2010, as the Group’s enhanced commercial banking team made the strategic decision to focus on developing a larger and higher quality pipeline of new business, with the goal of increasing commercial loan production during the balance of 2011.

•	Core retail deposits increased 0.4% to $2.0 billion, while the Group strategically reduced institutional and brokered deposits by $95.4 million. Total borrowings declined 0.3% due to a reduction of short-term borrowings.

•	Investment securities of $4.5 billion increased 1.7% or $73.6 million. This reflects a reduction of 3.0% or $112.1 million in the available-for-sale portfolio, due to the maturity of FNMA and FHLMC certificates, and an increase of 26.9%, or $185.6 million in the held-to-maturity portfolio.

•	Approximately 98% of the Group’s investment portfolio consists of agency mortgage-backed securities guaranteed or issued by FNMA, FHLMC or GNMA.
Share Count
•	Common shares outstanding totaled 45.4 million at March 31, 2011 compared to 33.1 million a year ago. The increase reflects a capital raises in the March and June 2010 quarters related to the FDIC-assisted acquisition of Eurobank, less repurchases during the March 2011 quarter.
•	During the March 2011 quarter, Oriental returned approximately $12.5 million of its current $30 million share repurchase program, buying back 1.029 million shares, at an average cost of $12.18 per share. Subsequently, the Group returned approximately $1.3 million, buying back 103 thousand shares, for a total of $13.8 million at the date of this report, buying back 1.132 million shares, at an average cost of $12.21 per share.

Capital
•	The Group continues to maintain regulatory capital ratios well above the requirements for a well-capitalized institution. At March 31, 2011, the Leverage Capital Ratio was 9.52%, Tier-1 Risk-Based Capital Ratio was 30.29%, and Total Risk-Based Capital Ratio was 31.57%. In addition, Tangible Common Equity to risk-weighted assets was 28.26%.
Non-Operating Items
These included the following major items:
•	Loss of $4.0 million on derivative activities for the quarter ended March 31, 2011. These losses were mainly due to realized losses of $4.3 million due to the terminations of forward-settlement swaps with a notional amount of $1.25 billion. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $950 million. The new swaps will reduce the cost of $600 million of wholesale borrowings to 1.66% from 4.23%, starting December 28, 2011, and will also lower the cost of $350 million of wholesale borrowings to 1.77% from 4.26%, starting May 9, 2012. The Group is applying cash flow hedge accounting on the new swaps; any future fluctuations in value will be recorded through other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedges.
•	Accretion of $1.2 million of the FDIC loss-share indemnification asset related to the former Eurobank loan portfolio. The estimated fair value of this asset was determined by discounting the projected cash flows related to the shared-loss agreements based on expected reimbursements, primarily for credit losses on covered assets. The time value of money incorporated into the present value computation is accreted over the shorter of the shared-loss agreements terms or the holding period of the covered assets.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS PERIODS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2011	2010	2011	2010	2011	2010
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$77,910	$70,336	4.82%	4.77%	$6,468,854	$5,900,944
Tax equivalent adjustment	15,005	23,193	0.93%	1.57%	—	—

Interest-earning assets — tax equivalent	92,915	93,529	5.75%	6.34%	6,468,854	5,900,944
Interest-bearing liabilities	40,745	40,859	2.51%	2.81%	6,486,440	5,818,999

Tax equivalent net interest income / spread	52,170	52,670	3.24%	3.53%	(17,586)	81,945

Tax equivalent interest rate margin			3.23%	3.57%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	45,606	52,657	4.09%	4.53%	4,461,874	4,653,348
Trading securities	(13)	2	-5.50%	3.01%	945	266
Money market investments	250	40	0.58%	0.16%	172,550	97,205

	45,843	52,699	3.96%	4.44%	4,635,369	4,750,819

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	13,264	14,430	5.95%	6.19%	891,889	932,659
Commercial	3,503	2,727	6.03%	5.61%	232,223	194,403
Leasing	278	—	10.39%	0.00%	10,704	—
Consumer	796	480	8.50%	8.33%	37,480	23,063

	17,841	17,637	6.09%	6.13%	1,172,296	1,150,125

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	3,496	—	7.62%	—	183,410	—
Commercial and construction	7,760	—	8.06%	—	385,109	—
Leasing	2,483	—	13.40%	—	74,145	—
Consumer	487	—	10.52%	—	18,524	—

	14,226	—	8.61%	—	661,188	—

	32,067	17,637	7.00%	6.13%	1,833,485	1,150,125

	77,910	70,336	4.82%	4.77%	6,468,854	5,900,944

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposit	—	—	0.00%	0.00%	169,175	71,658
Now accounts	3,570	3,495	1.84%	2.24%	777,569	625,155
Savings and money market	1,027	409	1.66%	1.69%	247,709	96,688
Individual retirement accounts	2,633	2,529	2.92%	3.19%	360,351	317,006
Retail certificates of deposit	3,960	2,935	3.32%	3.53%	477,565	332,335

Total retail deposits	11,190	9,368	2.20%	2.60%	2,032,369	1,442,842

Institutional deposits	(203)	542	-0.32%	1.47%	255,737	147,219
Brokered deposits	1,227	1,333	1.80%	3.10%	272,396	172,049

Total wholesale deposits	1,024	1,875	0.78%	2.35%	528,133	319,268

	12,214	11,243	1.91%	2.55%	2,560,501	1,762,110

Borrowings:

Securities sold under agreements to repurchase	24,159	25,285	2.79%	2.82%	3,462,255	3,589,057
Advances from FHLB and other borrowings	3,049	3,012	3.79%	3.70%	321,759	325,908
FDIC-guaranteed term notes	1,021	1,021	3.86%	3.86%	105,841	105,841
Subordinated capital notes	302	298	3.35%	3.30%	36,083	36,083

	28,531	29,616	2.91%	2.92%	3,925,938	4,056,889

	40,745	40,859	2.51%	2.81%	6,486,440	5,818,999

Net interest income / spread	$37,165	$29,477	2.31%	1.96%

Interest rate margin			2.30%	2.00%

Excess of average interest-earning assets over average interest-bearing liabilities					$(17,586)	$81,945

Average interest-earning assets to average interest-bearing liabilities ratio					99.73%	101.41%

	Volume	Rate	Total
C — CHANGES IN NET INTEREST INCOME DUE TO:

Interest Income:
Investments	$(1,281)	$(5,575)	$(6,856)
Loans	14,565	(136)	14,429

	13,284	(5,711)	7,573

Interest Expense:
Deposits	5,094	(4,123)	971
Repurchase agreements	(893)	(233)	(1,126)
Other borrowings	(38)	79	41

	4,163	(4,277)	(114)

Net Interest Income	$9,121	$(1,434)	$7,687

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
For the quarter ended March 31, 2011, net interest income amounted to $37.2 million, an increase of 26.1% from $29.5 million in the same period of 2010. This increase reflects a 10.8% increase in interest income for the quarter ended March 31, 2011, primarily as a result of a $13.3 million increase in volume variance, partially offset by a decrease of $5.7 million in rate variance. The 0.3% reduction in interest expense for the quarter ended March 31, 2011, was primarily the result of a decrease of $4.3 million in rate variance, partially offset by an increase of $4.2 million, in volume variance.
Interest rate spread increased 35 basis points to 2.31% for the quarter ended March 31, 2011 from 1.96% in the March 31, 2010 quarter. This increase reflect a 30 basis points decrease in the average cost of funds to 2.51% in the quarter ended March 31, 2011 from 2.81% in March 31, 2010 quarter, and a 5 basis points increase in the average yield of interest earning assets to 4.82% in the quarter ended March 31, 2011 from 4.77% in the March 31, 2010 quarter, as further explained below.
For the quarter ended March 31, 2011, the average balances of total interest-earning assets was $6.469 billion, a 9.6% increase from the same period in 2010. The increase in the quarterly average balance of interest-earning assets was mainly attributable to the contribution made to average balances by covered loans acquired in the FDIC-assisted acquisition, which averaged $661.2 million, accompanied by a 1.9% increase in average non-covered loans, and partially offset by a 2.4% decrease in average investments. As of March 31, 2011, the Group had $317.4 million in cash and cash equivalents versus $448.9 million as of December 31, 2010 and $468.1 million as of March 31, 2010.
For the quarter ended March 31, 2011, the average yield on interest-earning assets was 4.82%, compared to 4.77% for the same period of last year. This increase was mainly due to higher average yields in the loan portfolio, mainly due to aforementioned covered loans acquired in the FDIC-assisted acquisition with an average yield of 8.61%.
Interest income on investments decreased 13.0% to $45.8 million for the quarter, compared to $52.7 million for the same period in 2010, reflecting the decrease in yield. The investment portfolio yield decreased to 3.96% in the quarter ended March 31, 2011, versus 4.44% in the same period last year. Interest income from loans increased 81.8% to $32.1 million for the quarter ended March 31, 2011, mainly due to the contribution of loans acquired. Considering covered loans, the loan portfolio yield increased to 7.00% in the quarter ended March 31, 2011, compared to 6.13% for the same period in 2010.
Interest expense decreased 0.28%, to $40.7 million, for the quarter ended March 31, 2011, from $40.9 million for the same period of 2010. This decrease is due to a reduction in the cost of funds, which decreased 30 basis points from previous year quarter to 2.51%. Reduction in the cost of funds is mostly due to a reduction in the rate paid on deposits, mainly due to the premium amortization on certificates of deposit assumed in the FDIC-assisted acquisition, In addition, the reduction in the cost of funds was also affected by the maturity of $100.0 million in securities sold under agreements to repurchase that occurred in August 2010. For the quarter ended March 31, 2011, the cost of deposits decreased by 64 basis points, to 1.91%, compared to 2.55% for the same period of 2010.

TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)

	Quarter ended March 31,
	2011	2010	Variance %
Wealth management revenues	$4,682	$3,978	17.7%
Banking service revenues	3,835	1,622	136.4%
Mortgage banking activities	1,959	1,797	9.0%

Total banking and wealth management revenues	10,476	7,397	41.6%

Total other-than-temporarily impaired securities	—	(39,590)	-100.0%
Portion of loss on securities recognized in other comprehensive income	—	38,958	-100.0%

Other-than-temporary impairments on securities	—	(632)	-100.0%
Accretion of FDIC loss-share indemnification asset	1,211	—	100.0%
Net gain (loss) on:
Sale of securities	(2)	12,020	-100.0%
Derivatives	(3,968)	(10,636)	-62.7%
Trading securities	(31)	(3)	933.3%
Foreclosed real estate	(132)	(117)	12.8%
Other	(27)	9	-400.0%

	(2,949)	641	-560.1%

Total non-interest income	$7,527	$8,038	-6.4%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities. Non-interest income totaled $7.5 million for the quarter, a decrease of 6.4% when compared to non-interest income of $8.0 during the same period last year. This decrease is mainly related to the fact that during this quarter the Group did not realize significant gains on the sale of securities as compared to the same quarter of 2010.
Wealth Management revenues, consisting of commissions and fees from fiduciary activities, from securities brokerage, and from insurance activities, increased 17.7%, to $4.7 million in the quarter ended March 31, 2011, from $4.0 million in the same period of 2010. Banking service revenues, consisting primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 136.4% to $3.8 million in the quarter ended March 31, 2011 from $1.6 million in the same period of 2010. These increases are attributable to increases in electronic banking service fees and fees generated from the customers of the former Eurobank banking business.
Income generated from mortgage banking activities increased 9.0% to $2.0 million in the quarter ended March 31, 2011, from $1.8 million in the same period of 2010, mainly the result of an increase in the sale of conforming mortgage loans in the secondary market.
For the quarter ended March 31, 2011 losses from securities, derivatives, trading activities and other investment activities were $4.0 million, compared to gains of $1.4 million for the same period of 2010. The decrease is mostly due to net losses of $4.0 million in derivatives during the quarter ended March 31, 2011 compared with gains of $12.0 million in sale of securities, partially offset by $10.6 million losses in derivatives, for the same period of 2010.
Losses on derivative activities for the quarter ended March 31, 2011 included realized losses of $4.3 million due to the termination of forward-settle swaps with a notional amount of $1.250 billion. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $950.0 million, all of which were designated as cash flow hedges. There were no derivatives designated as cash flow hedges as of March 31, 2010.

During the quarter ended March 31, 2010, the Group recorded other-than-temporary impairment losses of $632 thousand. There were no other-than-temporary impairment losses recorded for the quarter ended March 31, 2011.
TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)

	Quarter ended March 31,
	2011	2010	Variance %
Compensation and employee benefits	$11,688	$8,250	41.7%
Professional and service fees	5,451	2,153	153.2%
Occupancy and equipment	4,405	3,594	22.6%
Insurance	1,985	1,833	8.3%
Electronic banking charges	1,454	678	114.5%
Taxes, other than payroll and income taxes	1,380	857	61.0%
Advertising and business promotion	1,165	699	66.7%
Loan servicing and clearing expenses	1,021	724	41.0%
Communication	397	342	16.1%
Director and investor relations	287	315	-8.9%
Other operating expenses	1,557	948	64.2%

Total non-interest expenses	$30,790	$20,393	51.0%

Relevant ratios and data:

Efficiency ratio	64.63%	55.30%

Expense ratio	1.26%	0.83%

Compensation and benefits to non- interest expense	37.96%	40.46%

Compensation to total assets owned	0.65%	0.51%

Average number of employees	723	522

Average compensation per employee	$64.6	$63.2

Assets owned per average employee	$9,921	$12,468

Non-interest expenses for the quarter ended March 31, 2011 increased 51.0% to $30.8 million, compared to $20.4 million for the same period of 2010. The increase in non-interest expenses is primarily driven by higher compensation and employee benefits and by higher professional and service fees.
Compensation and employee benefits increased 41.7% to $11.7 million from $8.3 million in the quarter ended March 31, 2011 mainly because of the integration of former Eurobank employees after April 30, 2010. Average employees reached 723 at March 31, 2011 compared to 522 at March 31, 2010. This factor represented an increase of approximately $1.1 million in payroll for the quarter ended March 31, 2011. The increase is also driven by the recruitment of commercial banking personnel as part of the Group’s strategy to continue strengthening this business segment.
Professional and service fees for the quarter increased 153.2% mainly due to expenses for servicing the loans acquired in the FDIC-assisted acquisition amounting to $2.2 million.

Occupancy and equipment expense increased 22.6% to $4.4 million for the quarter ended March 31, 2011. The increase is mainly driven by the integration of new branches after the FDIC-assisted acquisition. This factor represented an increase of approximately $1.2 million in occupancy and equipment for the quarter ended March 31, 2011.
Increases in electronic banking charges for the quarter ended March 31, 2011, against the same period of 2010, are mainly due to increases in point-of-sale (“POS”) transactions and in transactions by new customers from the FDIC-assisted acquisition.
Increases in taxes, other than payroll and income taxes for the quarter ended March 31, 2011, as compared to same period of 2010, are principally due to an increase in municipal license tax, which is based on business volume and assets. The increase in overall business volume and assets is also related to the addition of new branches and the assets acquired in the FDIC-assisted acquisition.
Advertising and business promotion for the quarter increased 66.7% mainly due to the Group’s new logo rebranding efforts and a strong IRA marketing campaign during the quarter that began earlier than previous year quarter.
In the quarter ended March 31, 2011, insurance expenses, loan servicing and clearing expenses, communication expenses and other operating expenses increased 8.3%, 41.0%, 16.1% and 64.2%, respectively, and director and investor relations decreased 8.9% compared to the quarter ended March 31, 2010.
The non-interest expenses results reflect an efficiency ratio of 64.63% for the quarter ended March 31, 2011, compared to 55.30% for the quarter ended March 31, 2011. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a loss of $2.9 million and gains of $641 thousand for the quarters ended March 31, 2011 and 2010, respectively.
The income tax expense was $6.5 million for the quarter ended March 31, 2011, compared to an expense of $1.2 million for the same quarter of 2010. This increase reflects a $5.4 million expense related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30% as a result of a newly enacted income tax code early this quarter. The Group expects to obtain benefits from this reduction in tax rates on future corporate tax filings. For the quarter ended March 31, 2011 the effective tax rate of the Group, excluding the aforementioned effect on the income tax expense, reached 11.62% compared to 8.9% for the quarter ended March 31, 2010.
TABLE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter ended March 31,		Variance
	2011	2010	%
Non-covered loans
Balance at beginning of period	$31,430	$23,272	35.1%
Provision for non-covered loan and lease losses	3,800	4,014	-5.3%
Charge-offs	(2,638)	(1,392)	89.5%
Recoveries	135	83	62.7%

Balance at end of period	$32,727	$25,977	26.0%

Covered loans
Balance at beginning of period	$49,286	$—	100.0%
Provision for covered loan and lease losses	549	—	100.0%
FDIC shared-loss portion on provision for covered loan and lease losses	3,645	—	100.0%

Balance at end of period	$53,480	$—	100.0%

TABLE 5 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,
	2011	2010	Variance (%)
	(Dollars in thousands)
Mortgage	$17,865	$16,179	10.4%
Commercial	12,007	11,153	7.7%
Consumer	1,885	2,286	-17.5%
Leasing	958	860	11.4%
Unallocated allowance	12	952	-98.7%

	$32,727	$31,430	4.1%

Allowance composition:
Mortgage	54.59%	51.48%	6.04%
Commercial	36.69%	35.49%	3.38%
Consumer	5.76%	7.27%	-20.77%
Leasing	2.93%	2.74%	6.93%
Unallocated allowance	0.03%	3.03%	-99.01%

	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.07%	1.85%	11.89%
Commercial	5.19%	4.76%	9.03%
Consumer	4.86%	6.24%	-22.12%
Leasing	6.96%	8.38%	-16.95%
Unallocated allowance to total loans	0.00%	0.08%	-100.00%

Total allowance to total loans	2.86%	2.72%	5.15%

Allowance coverage ratio to non-performing loans:
Mortgage	19.33%	16.51%	17.12%
Commercial	43.56%	47.22%	-7.74%
Consumer	242.60%	300.00%	-19.13%
Leasing	242.53%	2457.14%	-90.13%

Total	27.02%	25.59%	5.59%

TABLE 6 — NET CREDIT LOSSES STATISTICS
FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

	Quarter Ended March 31,		Variance
	2011	2010	%
	(In thousands)
Mortgage
Charge-offs	$(1,820)	$(1,096)	66.1%
Recoveries	45	—	100.0%

	(1,775)	(1,096)	62.0%
Commercial
Charge-offs	(309)	(110)	180.9%
Recoveries	37	11	236.4%

	(272)	(99)	174.7%
Consumer
Charge-offs	(448)	(186)	140.9%
Recoveries	53	72	-26.4%

	(395)	(114)	246.5%
Leasing
Charge-offs	(61)	—	-100.0%
Recoveries	—	—	0.0%

	(61)	—	-100.0%

Net credit losses
Total charge-offs	(2,638)	(1,392)	89.5%
Total recoveries	135	83	62.7%

	$(2,503)	$(1,309)	91.2%

Net credit losses (recoveries) to average loans outstanding:
Mortgage	0.80%	0.47%	70.2%

Commercial	0.47%	0.20%	135.0%

Consumer	4.22%	1.98%	113.1%

Leasing	2.26%	0.00%	100.0%

Total	0.85%	0.46%	84.8%

Recoveries to charge-off’s	5.11%	5.10%	0.2%

Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$891,889	$932,659	-4.4%
Commercial	232,223	194,403	19.5%
Consumer	37,480	23,063	62.5%
Leasing	10,704	—	100.0%

Total	$1,172,296	$1,150,125	1.9%

The provision for non-covered loan and lease losses for the quarter ended March 31, 2011 totaled $3.8 million, a 5.3% decrease from the $4.0 million reported for the same quarter in 2010. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter ended March 31, 2011 was adequate in order to maintain the allowance for loan and lease losses at an adequate level. The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses.
Net credit losses increased $1.2 million, to $2.5 million, representing 0.85% of average non-covered loans outstanding, versus 0.46% in the same period of 2010. The allowance for non-covered loan and lease losses increased to $32.7 million (2.78% of total non-covered loans) at March 31, 2011, compared to $31.4 million (2.66% of total non-covered loans) at December 31, 2010.
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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At March 31, 2011, the total investment in impaired commercial loans was $27.7 million, compared to $25.9 million at December 31, 2010. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $1.2 million and $823 thousand at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the total investment in impaired mortgage loans was $33.2 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.2 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively.
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
As a result of a net credit impairment attributable to various pools of loans covered under the shared-loss agreements with the FDIC, the Group recorded a net provision for covered loan and lease losses of $549 thousand during the quarter ended March 31, 2011. This impairment consists of $4.2 million in gross estimated losses, less a $3.6 million increase in the FDIC shared-loss indemnification asset.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF MARCH 31, 2011

	Higher-Risk Residential Mortgage Loans*
	Junior Lien Mortages			Interest Only Loans			High Loan-to-Value Ratio Mortgages
							LTV 90% to 100%
	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage
				(In thousands)
Delinquency:
Up to 90 days	$20,815	$517	2.48%	$34,152	$1,127	3.30%	$95,975	$1,526	1.59%
91 - 120 days	95	4	4.21%	—	—	0.00%	380	9	2.37%
121 - 180 days	217	20	9.22%	114	13	11.40%	2,277	99	4.35%
181 - 365 days	1,020	63	6.18%	164	19	11.59%	4,188	229	5.47%
Over 365 days	1,755	476	27.12%	3,999	1,452	36.31%	9,819	1,479	15.06%

Total	$23,902	$1,080	4.52%	$38,429	$2,611	6.79%	$112,639	$3,342	2.97%

Percentage of total loans not covered by
FDIC shared-loss agreements	2.01%			3.24%			9.49%

Refinanced or Modified Loans:
Amount	$1,680	$93	5.54%	$—	$—	—	$11,363	$597	5.25%

Percentage of Higher-Risk Loan Category	7.03%			0.00%			10.09%

Current Loan-to-Value:
Under 70%	$18,150	$743	4.09%	$6,134	$384	6.26%	$—	$—	—
70% - 79%	2,959	191	6.45%	8,092	715	8.84%	—	—	—
80% - 89%	1,942	69	3.55%	9,483	555	5.85%	—	—	—
90% - 100%	851	77	9.05%	14,720	957	6.50%	112,639	3,342	2.97%

	$23,902	$1,080	4.52%	$38,429	$2,611	6.79%	$112,639	$3,342	2.97%

*	Loans may be included in more than one higher-risk loan category

TABLE 8 — NON-PERFORMING ASSETS
AS OF MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

	March 31,	December 31,	Variance
	2011	2010	(% )
	(Dollars in thousands)
` Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring (TDR) loans	$14,277	$2,327	513.5%
Other loans	67,098	71,236	-5.8%
Accruing loans
Troubled Debt Restructuring (TDR) loans	4,773	3,371	41.6%
Other loans	34,989	45,490	-23.1%

Total non-performing loans	$121,137	$122,424	-1.1%
Foreclosed real estate not covered under the shared-loss agreement with the FDIC	12,793	11,969	6.9%
Mortgage loans held for sale in non-accrual	295	—	100.0%

	$134,225	$134,393	-0.1%

Non-performing assets to total assets, excluding covered assets	2.06%	2.01%	2.5%

Non-performing assets to total capital	18.82%	18.35%	2.6%

	Quarter Ended March 31,
	2011	2010
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,034	$829

TABLE 9 — NON-PERFORMING LOANS
AS OF MARCH 31, 2011 AND 2010 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010	Variance (%)
	(Dollars in thousands)
Non-performing loans:
Mortgage	$92,403	$98,008	-5.7%
Commercial	27,562	23,619	16.7%
Consumer	777	762	2.0%
Leasing	395	35	1028.6%

Total	$121,137	$122,424	-1.1%

Non-performing loans composition percentages:
Mortgage	76.3%	80.1%
Commercial	22.8%	19.3%
Leasing	0.3%	0.0%
Consumer	0.6%	0.6%

Total	100.0%	100.0%

Non-performing loans to:
Total loans, excluding covered loans	10.62%	10.65%	-0.3%

Total assets, excluding covered assets	1.86%	1.85%	0.6%

Total capital	16.99%	16.72%	1.6%

The increase in non-performing and non-accrual loans is mainly a consequence of the extended economic slowdown in Puerto Rico, which affect business activities.
Total non-performing loans as of March 31, 2011 and December 31, 2010 amounting to $121.1 million and $122.4 million do not consider loans classified as current and modified under troubled debt restructuring programs. Total investment in mortgage loans with troubled debt restructuring amounted to $33.2 million as of March 31, 2011 and $34.0 million as of December 31, 2010. Out of these amounts, a total of $27.8 million and $29.3 million, respectively, were not included in the aforementioned non-performing loan amounts because the loans were current in their payment schedules. Also, at March 31, 2011 and December 31, 2010 a total of $15.8 million and $6.7 million, respectively, in commercial loans have been modified of which $2.2 million and $5.7 million are not considered in the non-performing loan amounts because the loans are current.
Detailed information concerning each of the items that comprise non-performing assets follows:
•	Mortgage loans — well collateralized and in process of collection are placed on a non-accrual basis when they become 365 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2011, the Group’s non-performing mortgage loans totaled $92.4 million (76.3% of the Group’s non-performing loans), a 5.7% decrease from the $98.0 million (80.1% of the Group’s non-performing loans) at December 31, 2010. Non-performing loans in this category are primarily residential mortgage loans.

•	Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2011, the Group’s non-performing commercial loans amounted to $27.6 million (22.8% of the Group’s non-performing loans), an 16.7% increase when compared to non-performing commercial loans of $23.6 million at December 31, 2010 (19.3% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2011, the Group’s non-performing consumer loans amounted to $777 thousand (0.6% of the Group’s total non-performing loans), a 2.0% increase from the $762 thousand at December 31, 2010 (0.6% of total non-performing loans).

•	Leases - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At March 31, 2011, the Group’s non-performing leases amounted to $395 thousand (0.3% of the Group’s total non-performing loans), an increase from the $35 thousand at December 31, 2010 (0.03% of total non-performing loans).

•	Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended March 31, 2011 amounted to $132 thousand compared to $117 thousand in the quarter ended March 31, 2010.
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

TABLE 10 — ASSETS SUMMARY AND COMPOSITION
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)

	March 31,	December 31,	Variance
	2011	2010	%
Investments:
FNMA and FHLMC certificates	$4,062,786	$3,972,107	2.3%
Obligations of US Government sponsored agencies	—	3,000	-100.0%
CMO’s issued by US Government sponsored agencies	160,508	177,804	-9.7%
GNMA certificates	117,710	127,714	-7.8%
Structured credit investments	45,162	41,693	8.3%
Obligations of Puerto Rico Government and political subdivisions	77,258	67,663	14.2%
FHLB stock	22,496	22,496	0.0%
Other investments	1,594	1,480	7.7%

	4,487,514	4,413,957	1.7%

Loans:
Loans receivable	1,141,051	1,149,289	-0.7%
Allowance for loan and lease losses	(32,727)	(31,430)	4.1%

Loans receivable, net	1,108,324	1,117,859	-0.9%
Mortgage loans held for sale	34,216	33,979	0.7%

Total loans not covered under shared-loss agreements with the FDIC, net	1,142,540	1,151,838	-0.8%
Loans covered under shared-loss agreements with the FDIC	643,392	670,018	-4.0%
Allowance for loan and lease losses on covered loans	(53,480)	(49,286)	8.5%

Total loans covered under shared-loss agreements with the FDIC	589,912	620,732	-5.0%

Total loans, net	1,732,452	1,772,570	-2.3%

Total securities and loans	6,219,966	6,186,527	0.5%

Other assets:
Cash and due from banks	315,351	337,218	-31.7%
Money market investments	2,060	111,728	-22.1%
Accrued interest receivable	28,634	28,716	-0.3%
Deferred tax asset, net	30,404	30,350	0.2%
Premises and equipment, net	23,353	23,941	-2.5%
FDIC loss-share indemnification asset	436,889	471,872	-7.4%
Core deposit intangible	1,292	1,328	-2.7%
Foreclosed real estate	30,095	27,931	7.7%
Servicing assets	9,963	9,695	2.8%
Other assets	78,122	81,714	-4.4%

Total other assets	956,163	1,124,493	-15.0%

Total assets	$7,176,129	$7,311,020	-1.8%

Investments portfolio composition:
FNMA and FHLMC certificates	90.6%	90.1%
Obligations of US Government sponsored agencies	0.0%	0.1%
Non-agency collateralized mortgage obligations	0.0%	0.0%
CMO’s issued by US Government sponsored agencies	3.6%	4.0%
GNMA certificates	2.6%	2.9%
Structured credit investments	1.0%	0.9%
Obligations of Puerto Rico Government and political subdivisions	1.7%	1.5%
FHLB stock	0.5%	0.5%
Other investments	0.0%	0.0%

	100.0%	100.0%

At March 31, 2011, the Group’s total assets amounted to $7.176 billion, a decrease of 1.8% when compared to $7.311 billion at December 31, 2010, and interest-earning assets reached $6.220 billion, up 0.5%, versus $6.187 billion at December 31, 2010.
At March 31, 2011, the investment portfolio increased 1.7% from $4.414 billion at December 31, 2010 to $4.488 billion, as excess liquidity was partially used to invest in mortgage-backed securities.
The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, and leases, the latter were added as part of the FDIC-assisted acquisition of Eurobank. At March 31, 2011, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.732 billion, a decrease of 2.3% when compared to the $1.773 billion at December 31, 2010. The loan portfolio decrease was mainly attributable to a decrease of $26.6 million or 4.0% in covered loan portfolio combined with an increase of $4.2 million or 8.5% in the allowance for loan and lease losses on covered loans.
The mortgage loan portfolio amounted to $863.1 million or 75.3% of the non-covered loan portfolio as of March 31, 2011, compared to $873.9 million or 75.8% of the non-covered loan portfolio at December 31, 2010. Mortgage production and purchases of $52.8 million for the quarter ended March 31, 2011 decreased 5.4%, from $55.8 million, when compared to the quarter ended March 31, 2010. The Group sells most of its conforming mortgages in the secondary market, retaining servicing rights.
At March 31, 2011, the commercial loan portfolio totaled $231.3 million (20.2% of the Group’s total non-covered loan portfolio), in comparison to $234.3 million at December 31, 2010 (20.3% of the Group’s total non-covered loan portfolio). Commercial loan production decreased 17.1% to $16.6 million for the quarter ended March 31, 2011 from $20.1 million in the same period of 2010.
The consumer loan portfolio totaled $37.3 million (3.3% of total non-covered loan portfolio at March 31, 2011), in comparison to $35.2 million at December 31, 2010 (3.0% total non-covered loan portfolio at such date).

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)

	March 31,	December 31,	Variance
	2011	2010	%
		(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$175,679	$170,705	2.9%
Now accounts	771,822	783,744	-1.5%
Savings and money market accounts	240,863	235,690	2.2%
Certificates of deposit	1,307,450	1,393,743	-6.2%

	2,495,814	2,583,882	-3.4%
Accrued interest payable	5,658	5,005	13.0%

	2,501,472	2,588,887	-3.4%

Borrowings:
Short term borrowings	32,335	42,470	-23.9%
Securities sold under agreements to repurchase	3,456,605	3,456,781	0.0%
Advances from FHLB	281,687	281,753	0.0%
FDIC-guaranteed term notes	105,112	105,834	-0.7%
Subordinated capital notes	36,083	36,083	0.0%

	3,911,822	3,922,921	-0.3%

Total deposits and borrowings	6,413,294	6,511,808	-1.5%

FDIC net settlement payable	1,774	23,082	-92.3%
Derivative liability	—	64	-100.0%
Securities and loans purchased but not yet received	—	—	0.0%
Other liabilities	47,933	43,734	9.6%

Total liabilities	$6,463,001	$6,578,688	-1.8%

Deposits portfolio composition percentages:
Non-interest bearing deposits	7.0%	6.6%
Now accounts	30.9%	30.3%
Savings accounts	9.7%	9.1%
Certificates of deposit	52.4%	54.0%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	0.8%	1.1%
Securities sold under agreements to repurchase	88.4%	88.1%
Advances from FHLB	7.2%	7.2%
FDIC-guaranteed term notes	2.7%	2.7%
Subordinated capital notes	0.9%	0.9%

	100.0%	100.0%

Securities sold under agreements to repurchase
Amount outstanding at end of period	$3,456,605	$3,456,781

Daily average outstanding balance	$3,462,255	$3,545,926

Maximum outstanding balance at any month-end	$3,466,480	$3,566,588

At March 31, 2011, the Group’s total liabilities totaled $6.463 billion, 1.8% lower than the $6.580 billion reported at December 31, 2010. This decrease is mostly due to a decrease of $87.4 million in deposits and an decrease of $23.1 million in the FDIC net settlement payable. Deposits and borrowings, the Group’s funding sources, amounted to $6.413 billion at March 31, 2011 versus $6.512 billion at December 31, 2010, a 1.5% decrease. Borrowings represented 61.0% of interest-bearing liabilities and deposits represented 39.0%.
Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings. At March 31, 2011, borrowings amounted to $3.912 billion, 0.3% lower than the $3.923 billion recorded at December 31, 2010. Repurchase agreements as of March 31, 2011 amounted to $3.457 billion and remained stable as compared to December 31, 2010.
At March 31, 2011, short term borrowings amounted to $32.3 million, 23.9% lower than the $42.5 million reported at December 31, 2010. Short term borrowings mainly consist of overnight borrowings.
The FHLB system functions as a source of credit for financial institutions that are members of a regional FHLB. As a member of the FHLB, the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans. Advances from FHLB amounted to $281.7 million and $281.8, as of March 31, 2011 and December 31, 2010, respectively. These advances mature from May 2012 through May 2014.
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
At March 31, 2011, deposits totaled $2.501 billion, down 3.4% from $2.589 billion at December 31, 2010. Brokered deposits decreased $55.6 million or 20.0% to $223.3 million. In addition, institutional deposits decreased $39.8 million or 14.20% to $240.8 million.
Stockholders’ Equity
Taking into consideration the Group’s strong capital position the quarterly cash dividend per common share was increased by 25%, to $0.05 per share, on November 24, 2010. On an annualized basis, this represents an increase to $0.20 per share, from $0.16, or an estimated annual increase of $1.9 million, based on 46.3 million shares outstanding at December 31, 2010. In addition, on February 3, 2011, the Group’ Board of Directors approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. As part of this repurchase program, during the quarter ended March 31, 2011, the Group repurchased 1,028,579 shares at an aggregate cost of $12.5 million, or $12.18 per share.
At March 31, 2011, the Group’s total stockholders’ equity was $713.1 million, a 2.6% decrease, when compared to $732.3 million at December 31, 2010. This decrease reflects the aforementioned new stock repurchase program, and a reduction of approximately $13.4 million in the fair value of the investment securities portfolio; partially offset by the unrealized gain of $7.1 million of new interest rate swaps designated as cash flow hedges, and net income for the quarter ended March 31, 2011.
The Group maintains capital ratios in excess of regulatory requirements. At March 31, 2011, Tier I Leverage Capital Ratio was 9.52% (2.38 times the requirement of 4.00%), Tier I Risk-Based Capital Ratio was 30.63% (7.66 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 31.91% (3.99 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at March 31, 2011 and 2010, and December 31, 2010:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

	March 31,	December 31,	Variance
	2011	2010	%
Capital data:
Stockholders’ equity	$713,128	$732,331	-2.6%

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.52%	9.56%	-0.4%

Minimum Leverage Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Capital	$686,202	$698,836	-1.8%

Minimum Tier 1 Capital Required	$288,462	$292,449	-1.4%

Excess over regulatory requirement	$397,740	$406,387	-2.1%

Tier 1 Risk-Based Capital Ratio	30.63%	30.98%	-1.1%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Risk-Based Capital	$686,202	$698,836	-1.8%

Actual Tier 1 Common Equity Capital	$618,202	$630,836	-2.0%

Minimum Tier 1 Risk-Based Capital Required	$89,625	$90,228	-0.7%

Excess over regulatory requirement	$596,577	$608,608	-2.0%

Risk-Weighted Assets	$2,240,635	$2,255,691	-0.7%

Total Risk-Based Capital Ratio	31.91%	32.26%	-1.1%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%

Actual Total Risk-Based Capital	$714,936	$727,689	-1.8%

Minimum Total Risk-Based Capital Required	$179,251	$180,455	-0.7%

Excess over regulatory requirement	$535,685	$547,234	-2.1%

Risk-Weighted Assets	$2,240,635	$2,255,691	-0.7%

Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	8.92%	9.02%	-1.1%

Tangible common equity to risk-weighted assets	28.57%	29.30%	-2.5%

Total equity to total assets	9.94%	10.01%	-0.7%

Total equity to risk-weighted assets	31.83%	32.47%	-2.0%

Stock data:
Outstanding common shares	45,375	46,349	-2.1%

Book value per common share	$14.22	$14.33	-0.8%

Market price at end of period	$12.55	$12.49	0.5%

Market capitalization at end of period	$569,456	$578,899	-1.6%

	Quarter Ended	Quarter Ended
	March 31,	March 31,	Variance
	2011	2010	%
Common dividend data:
Cash dividends declared	$2,269	$1,322	71.6%

Cash dividends declared per share	$0.05	$0.04	23.0%

Payout ratio	122.85%	9.76%	1158.7%

Dividend yield	0.39%	0.30%	30.5%

The table that follows provides a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands, except share or
	per share information)
Total stockholders’ equity	$713,128	$732,331
Less: Preferred stock	(68,000)	(68,000)
Less: Goodwill	(3,662)	(3,662)
Less: Core deposit intangible	(1,292)	(1,328)

Total tangible common equity	$640,174	$659,341

Total assets	$7,176,129	$7,311,020
Less: Goodwill	(3,662)	(3,662)
Less: Core deposit intangible	(1,292)	(1,328)

Total tangible assets	$7,171,175	$7,306,030

Tangible common equity to tangible assets	8.93%	9.02%

Common shares outstanding at end of period	45,375,090	46,348,667

Tangible book value per common share	$14.11	$14.23

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

The table below reconciles the Group’s total common equity (GAAP) at March 31, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	March 31,	December 31,
	2011	2010
	(In thousands)
Common stockholder’s equity	$645,128	$664,331
Less: Unrealized gains on available-for-sale securities, net of income tax	(23,552)	(36,987)
Less: Unrealized gains on cash flow hedges, net of income tax	(6,767)	—
Less: Disallowed deferred tax assets	(25,657)	(25,548)
Less: Disallowed servicing assets	(996)	(969)
Less: Intangible assets:
Goodwill	(3,662)	(3,662)
Core deposit intangible	(1,292)	(1,328)
Add: Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$618,202	$630,837

The following table presents the Group’s capital adequacy information at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Risk-based capital:
Tier I capital	$686,202	$698,836
Supplementary (Tier II) capital	28,734	28,853

Total Capital	$714,936	$727,689

Risk-weighted assets:
Balance sheet items	$2,191,003	$2,216,617
Off-balance sheet items	49,632	39,074

Total risk-weighted assets	$2,240,635	$2,255,691

Ratios
Tier I capital (minimum required — 4%)	30.63%	30.98%
Total capital ( minimum required — 8%)	31.91%	32.26%
Leverage ratio	9.52%	9.56%
Equity to assets	9.94%	10.01%
Tangible equity to assets	8.92%	9.02%
The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At March 31, 2011 and December 31, 2010, the Group was a “well capitalized” institution for regulatory purposes.
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
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At March 31, 2011, the Group’s market capitalization for its outstanding common stock was $569.5 million ($12.55 per share).
The following provides the high and low prices and dividend per share of the Group’s common stock for each quarter of the last three years:

			Cash
	Price		Dividend
	High	Low	Per share
2011
March 31, 2011	$12.84	$11.40	$0.05

2010
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2011 and 2010, and at December 31, 2010:

	March 31,	December 31,	Variance
(Dollars in thousands)	2011	2010	%
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.18%	9.28%	-1.1%

Actual Tier 1 Capital	$649,149	$665,952	-2.5%

Minimum Capital Requirement (4%)	$282,946	$287,060	-1.4%

Minimum to be well capitalized (5%)	$353,683	$358,825	-1.4%

Tier 1 Capital to Risk-Weighted Assets	29.37%	29.89%	-1.7%

Actual Tier 1 Risk-Based Capital	$649,149	$665,952	-2.5%

Minimum Capital Requirement (4%)	$88,411	$89,113	-0.8%

Minimum to be well capitalized (6%)	$132,616	$133,669	-0.8%

Total Capital to Risk-Weighted Assets	30.65%	31.17%	-1.7%

Actual Total Risk-Based Capital	$677,508	$694,461	-2.4%

Minimum Capital Requirement (8%)	$176,821	$178,226	-0.8%

Minimum to be well capitalized (10%)	$221,027	$222,782	-0.8%

During the quarter ended March 31, 2011, the Bank declared a dividend payment, amounting to $20.0 million, to the Group.
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
The Group’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Group complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the Asset/Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Group is within the parameters established in such policies.

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
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2011, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(Dollars in thousands)
+ 200 Basis points	$28,002	21.67%	$29,993	23.14%

+ 100 Basis points	$15,522	12.01%	$16,497	12.73%

- 100 Basis points	$(31,539)	-24.41%	$(33,109)	-25.54%

- 200 Basis points	$(65,948)	-51.04%	$(68,922)	-53.17%

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
Interest rate swaps — During the quarter ended March 31, 2011, the Group terminated all of its $1.250 billion open forward-settlement swaps with realized losses of $4.3 million. At the same time the Group entered into $950 million of new forward-settlement swaps, all of which were designated as cash flow hedges. The Group entered into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional stated rate. A derivative asset of $7.1 million was recognized at March 31, 2011, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a detail of these swaps.
The new swaps will reduce the cost of $600 million of wholesale borrowings to 1.66% from 4.23%, starting December 28, 2011, and will also lower the cost of $350 million of wholesale borrowings to 1.77% from 4.26%, starting May 9, 2012.
S&P options — The Group offers its customers certificates of deposit with an option tied to the performance of the S&P index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the stock index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of such index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.
At March 31, 2011 and December 31, 2010, the fair value the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $11.8 million, and $9.9 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $14.3 million and $12.8 million, respectively, recorded in deposits.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government, and are deemed to be of the highest credit quality. The available-for-sale securities portfolio also includes approximately $45.2 million in structured credit investments that are considered of a higher credit risk than agency securities.
Management’s Credit Committee, composed of the Group’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Group’s credit risk goals and objectives. Those goals and objectives are set forth in the Group’s Credit Policy as approved by the Board.
Liquidity Risk
Liquidity risk is the risk of the Group not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due, without incurring substantial losses. The Board has established a policy to manage this risk. The Group’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of the Group’s repurchase agreements have been structured with inicial terms that mature between three and ten years, and except for the $300 million repurchase agreement that settled on March 28, 2011 with a weighted average coupon of 2.86% and maturity of September 28, 2014, the counter parties have the right to exercise at par on a quarterly basis put options before their contractual maturities.
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
Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to the Group, the availability and cost of the Group’s funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing its net interest income, or the Group may need to dispose of a portion of its investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Group or market-related events. In the event that such sources of funds are reduced or eliminated and the Group is not able to replace these on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of March 31, 2011, the Group had approximately $317.4 million in cash and cash equivalents, $529.5 million in investment securities, and $464.9 million in mortgage loans available to cover liquidity needs.
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
Internal Control over Financial Reporting
There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Item 1A to Part 1 of the Group’s annual report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information

None.
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
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Date: May 6, 2011
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: May 6, 2011
Norberto González
Executive Vice President and Chief Financial Officer