Form 10-Q
period 2011-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2011-08-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
     Yes☑ No☐
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
     Yes ☐ No☑
     Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:
     44,011,107 common shares ($1.00 par value per share) outstanding as of July 31, 2011

Page
PART I FINANCIAL INFORMATION:
Item 1 Financial Statements
Unaudited consolidated statements of financial condition at June 30, 2011 and December 31, 2010	1
Unaudited consolidated statements of operations for the quarters and six-month periods ended June 30, 2011 and 2010	2
Unaudited consolidated statements of comprehensive income for the quarters and six-month periods ended June 30, 2011 and 2010	4
Unaudited consolidated statements of changes in stockholders’ equity for the six-month periods ended June 30, 2011 and 2010	5
Unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010	6
Notes to unaudited consolidated financial statements	9
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	70
Item 3 Quantitative and Qualitative Disclosures About Market Risk	100
Item 4 Controls and Procedures	104
PART II OTHER INFORMATION:	104
Item 1 Legal Proceedings	104
Item 1A Risk Factors	104
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	105
Item 3 Defaults Upon Senior Securities	106
Item 5 Other Information	106
Item 6 Exhibits	106
Signatures	107
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Oriental Financial Group Inc’s. (the “Group”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which, by their nature are beyond the Group’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;
•	changes in interest rates, as well as the magnitude of such changes;
•	the fiscal and monetary policies of the federal government and its agencies;
•	a credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government;
•	changes in federal bank regulatory and supervisory policies, including required levels of capital;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;
•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in Puerto Rico;
•	the performance of the stock and bond markets;
•	competition in the financial services industry;
•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and
•	possible legislative, tax or regulatory changes.
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

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$278,466	$337,218
Money market investments	2,563	111,728

Total cash and cash equivalents	281,029	448,946

Investments:
Trading securities, at fair value, with amortized cost of $874 (December 31, 2010 - $1,306)	864	1,330
Investment securities available-for-sale, at fair value, with amortized cost of $3,529,671 (December 31, 2010 - $3,661,146)	3,581,087	3,700,064
Investment securities held-to-maturity, at amortized cost, with fair value of $858,226 (December 31, 2010 - $675,721)	863,779	689,917
Federal Home Loan Bank (FHLB) stock, at cost	23,779	22,496
Other investments	150	150

Total investments	4,469,659	4,413,957

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	34,246	33,979
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $34,229 (December 31, 2010 - $31,430)	1,130,460	1,117,889
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $53,036 (December 31, 2010 - $49,286)	542,543	620,711

Total loans, net	1,707,249	1,772,579

FDIC shared-loss indemnification asset	437,434	471,872
Foreclosed real estate covered under shared-loss agreements with the FDIC	16,918	14,871
Foreclosed real estate not covered uder shared-loss agreements with the FDIC	12,031	11,969
Accrued interest receivable	26,430	28,716
Deferred tax asset, net	32,637	30,732
Premises and equipment, net	23,649	23,941
Derivative assets	12,015	28,315
Other assets	63,496	64,826

Total assets	$7,082,547	$7,310,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$948,764	$954,554
Savings accounts	241,553	235,690
Certificates of deposit	1,194,914	1,398,644

Total deposits	2,385,231	2,588,888

Borrowings:
Short-term borrowings	31,812	42,470
Securities sold under agreements to repurchase	3,459,135	3,456,781
Advances from FHLB	281,747	281,753
FDIC-guaranteed term notes	105,834	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,914,611	3,922,921

FDIC net settlement payable	602	22,954
Derivative liabilities	13,918	64
Accrued expenses and other liabilities	43,828	43,566

Total liabilities	6,358,190	6,578,393

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value.	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,808,284 shares issued; 44,009,380 shares outstanding (December 31, 2010 - 47,807,734; 46,348,667)	47,808	47,808
Treasury stock, at cost, 3,798,904 shares (December 31, 2010 - 1,459,067 shares)	(45,386)	(16,732)
Additional paid-in capital	498,556	498,435
Legal surplus	49,414	46,331
Retained earnings	71,091	51,502
Accumulated other comprehensive income, net of tax of $2,799 (December 31, 2010 - $2,107)	34,874	36,987

Total stockholders’ equity	724,357	732,331

Total liabilities and stockholders’ equity	$7,082,547	$7,310,724

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest income:
Loans
Loans not covered under shared-loss agreements with the FDIC	$15,969	$17,813	$33,808	$35,450
Loans covered under shared-loss agreements with the FDIC	13,060	11,587	27,285	11,586
Mortgage-backed securities	51,021	41,519	94,759	85,113
Investment securities and other	2,152	8,925	4,258	18,030

Total interest income	82,202	79,844	160,110	150,179

Interest expense:
Deposits	11,588	11,951	23,802	23,194
Securities sold under agreements to repurchase	23,512	25,487	47,671	50,772
Advances from FHLB and other borrowings	3,061	3,053	6,110	6,065
Note payable to the FDIC	—	1,064	—	1,064
FDIC-guaranteed term notes	1,021	1,021	2,042	2,042
Subordinated capital notes	308	305	611	603

Total interest expense	39,490	42,881	80,236	83,740

Net interest income	42,712	36,963	79,874	66,439
Provision for non-covered loan and lease losses	3,800	4,100	7,600	8,114
Provision for covered loan and lease losses, net	—	—	549	—

Net interest income after provision for loan and lease losses	38,912	32,863	71,725	58,325

Non-interest income:
Wealth management revenues	4,572	4,659	9,255	8,637
Banking service revenues	3,306	3,041	7,143	4,663
Mortgage banking activities	2,435	2,339	4,394	4,136

Total banking and wealth management revenues	10,313	10,039	20,792	17,436

Total loss on other-than-temporarily impaired securities	—	(1,796)	—	(41,386)
Portion of loss on securities recognized in other comprehensive income	—	—	—	38,958

Other-than-temporary impairments on securities	—	(1,796)	—	(2,428)

Accretion of FDIC loss-share indemnification asset	1,020	1,314	2,231	1,314
Fair value adjustment on FDIC equity appreciation instrument	—	909	—	909
Net gain (loss) on:
Sale of securities	9,132	11,833	9,130	23,853
Derivatives	(3,603)	(26,615)	(7,571)	(37,251)
Trading securities	(6)	1	(37)	(2)
Foreclosed real estate	(3)	(26)	(135)	(143)
Other	7	7	(20)	17

Total non-interest income (loss), net	16,860	(4,334)	24,390	3,705

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Non-interest expenses:
Compensation and employee benefits	11,230	10,433	22,918	18,683
Professional and service fees	5,750	3,920	11,201	6,073
Occupancy and equipment	4,214	4,404	8,619	7,998
Insurance	1,646	1,733	3,632	3,566
Electronic banking charges	1,155	1,112	2,610	1,791
Taxes, other than payroll and income taxes	858	1,261	2,237	2,118
Advertising, business promotion, and strategic initiatives	1,508	1,364	2,700	2,064
Loan servicing and clearing expenses	1,076	793	2,097	1,518
Foreclosure and repossession expenses	761	523	1,490	825
Communication	425	735	822	1,078
Director and investors relations	339	388	625	703
Printing, postage, stationery and supplies	362	292	644	495
Other	1,372	892	1,891	1,330

Total non-interest expenses	30,696	27,850	61,486	48,242

Income before income taxes	25,076	679	34,629	13,788
Income tax expense (benefit)	(1,391)	34	5,081	1,206

Net income	26,467	645	29,548	12,582
Less: Dividends on preferred stock	(1,200)	(1,733)	(2,401)	(2,934)
Less: Allocation of undistributed earnings for participating preferred shares	—	(3,104)	—	(3,104)

Income available (loss) to common shareholders	$25,267	$(4,192)	$27,147	$6,544

Income (loss) per common share:
Basic	$0.56	$(0.13)	$0.60	$0.22

Diluted	$0.56	$(0.13)	$0.59	$0.22

Average common shares outstanding and equivalents	45,135	33,053	45,656	29,471

Cash dividends per share of common stock	$0.05	$0.04	$0.10	$0.08

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$26,467	$645	$29,548	$12,582

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale arising during the period	35,365	94,763	21,627	139,373
Realized gain on investment securities included in net income	(9,132)	(11,833)	(9,130)	(23,853)
Total loss on other- than-temporarily impaired securities	—	1,796	—	41,386
Portion of loss on securities recognized in other comprehensive income	—	—	—	(38,958)
Unrealized losses on cash flow hedges arising during the period	(21,041)	—	(13,918)	—
Income tax effect	(637)	(6,368)	(692)	(9,847)

Other comprehensive income (loss) for the period	4,555	78,358	(2,113)	108,101

Comprehensive income	$31,022	$79,003	$27,435	$120,683

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Six-Month Period Ended June 30,
	2011	2010
	(In thousands)
Preferred stock:
Balance at beginning of period	$68,000	$68,000
Issuance of preferred stock	—	177,289

Balance at end of period	68,000	245,289

Additional paid-in capital from beneficial conversion feature
Balance at beginning of period	—	—
Issuance of preferred stock — beneficial conversion feature	—	22,711

Balance at end of period	—	22,711

Common stock:
Balance at beginning of period	47,808	25,739
Issuance of common stock	—	8,740
Exercised stock options	—	2

Balance at end of period	47,808	34,481

Additional paid-in capital:
Balance at beginning of period	498,435	213,445
Issuance of common stock	—	90,896
Exercised stock options	—	19
Stock-based compensation expense	682	546
Common stock issuance costs	—	(5,246)
Preferred stock issuance costs	—	(10,911)
Exercised restricted stock units with treasury shares	(561)	—

Balance at end of period	498,556	288,749

Legal surplus:
Balance at beginning of period	46,331	45,279
Transfer from retained earnings	3,083	1,376

Balance at end of period	49,414	46,655

Retained earnings:
Balance at beginning of period	51,502	77,584
Net income	29,548	12,582
Cash dividends declared on common stock	(4,475)	(2,644)
Cash dividends declared on preferred stock	(2,401)	(2,934)
Transfer to legal surplus	(3,083)	(1,376)

Balance at end of period	71,091	83,212

Treasury stock:
Balance at beginning of period	(16,732)	(17,142)
Stock purchased under the repurchase program	(29,242)	—
Exercised restricted stock units with treasury shares	561	—
Stock used to match defined contribution plan	27	22

Balance at end of period	(45,386)	(17,120)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	36,987	(82,739)
Other comprehensive income (loss), net of tax	(2,113)	108,101

Balance at end of period	34,874	25,362

Total stockholders’ equity	$724,357	$729,339

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Six-Month Period Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$29,548	$12,582

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(27)	346
Amortization of premiums, net of accretion of discounts	6,186	13,426
Amortization of core deposit intangible	71	23
Accretion of FDIC loss-share indemnification asset, net	(2,231)	(1,314)
Other-than-temporary impairments on securities	—	2,428
Depreciation and amortization of premises and equipment	2,748	2,596
Deferred income taxes, net	(2,753)	(4,099)
Provision for loan and lease losses, net	8,149	8,114
Stock-based compensation	682	546
Fair value adjustment of servicing asset	(483)	(975)
(Gain) loss on:
Sale of securities	(9,130)	(23,853)
Sale of mortgage loans held for sale	(2,441)	(2,104)
Derivative activities	7,571	37,251
Sale of foreclosed real estate	135	143
Sale of premises and equipment	38	1,865
Originations and purchases of loans held-for-sale	(106,955)	(106,289)
Proceeds from sale of loans held-for-sale	36,608	35,451
Net (increase) decrease in:
Trading securities	466	467
Accrued interest receivable	2,286	(977)
Other assets	1,111	(6,706)
Net increase (decrease) in:
Accrued interest payable on deposits and borrowings	(618)	1,553
Accrued expenses and other liabilities	(22,062)	2,833

Net cash used in operating activities	(51,101)	(26,693)

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Six-Month Period Ended June 30,
	2011	2010
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(492,533)	(3,932,574)
Investment securities held-to-maturity	(209,112)	—
FHLB stock	(1,283)	(2,560)
Equity options	(370)	(1,110)
Maturities and redemptions of:
Investment securities available-for-sale	446,958	1,257,926
Investment securities held-to-maturity	33,412	—
FHLB stock	—	10,077
Proceeds from sales of:
Investment securities available-for-sale	252,836	2,466,565
Foreclosed real estate	5,806	2,481
Other repossessed assets	2,842	—
Premises and equipment	11	635
Origination and purchase of loans, excluding loans held-for-sale	(87,675)	(61,155)
Principal repayment of loans, including covered loans	133,000	84,275
Reimbursements from the FDIC on shared loss agreements	39,870	—
Additions to premises and equipment	(2,474)	(934)
Cash and cash equivalents received in FDIC-assisted acquisition	—	89,777

Net cash provided by (used in) investing activities	121,288	(86,597)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(204,576)	65,050
Short term borrowings	(10,658)	(3,979)
Securities sold under agreements ro repurchase	2,600	—
Proceeds from:
Exercise of stock options	—	21
Issuance of common stock, net	—	94,390
Issuance of preferred stock, net	—	189,089
Repayments and advances from purchase money note issued to the FDIC	—	(5,433)
Purchase of treasury stock	(29,242)	—
Termination of derivative instruments	10,648	(25,109)
Dividends paid on preferred stock	(2,401)	(2,934)
Dividends paid on common stock	(4,475)	(2,294)

Net cash provided by (used in) financing activities	(238,104)	308,801

Net change in cash and cash equivalents	(167,917)	195,511
Cash and cash equivalents at beginning of period	448,946	277,123

Cash and cash equivalents at end of period	$281,029	$472,634

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Six-Month Period Ended June 30,
	2011	2010
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$80,854	$82,160

Income taxes paid	$3,848	$6,281

Mortgage loans securitized into mortgage-backed securities	$71,007	$68,155

Securities sold but not yet delivered	$—	$1,490

Securities purchased but not yet received	$—	$533

Transfer from loans to foreclosed real estate and other repossed assets	$10,464	$7,522

For the six-month period ended June 30, 2010, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Eurobank FDIC-assisted acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Group on April 30, 2010. The cash received in the transaction, which amounted to $89.8 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in FDIC-assisted acquisition”.
See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Group’s 2010 annual report on Form 10-K.
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
The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities consist of the origination and purchase of residential mortgage loans for the Bank’s own portfolio and, if the conditions so warrant, the Bank engages in the sale of such loans to other financial institutions in the secondary market. The Bank originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, but has a subservicing arrangement with a third party.

Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC as receiver for Eurobank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. This transaction is referred to as the “FDIC-assisted acquisition”.
Significant Accounting Policies
The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP as prescribed by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) and with the general practices within the banking industry. In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.
Loans and Allowance for Loan and Lease Losses
Because of the loss protection provided by the FDIC, the risks of the FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements. Accordingly, the Group presents loans subject to the loss sharing agreements as “covered loans” and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. Non-covered loans include any loans made outside of the FDIC shared-loss agreements before or after the April 30, 2010 FDIC-assisted acquisition. Non-covered loans also include credit card balances acquired in the FDIC-assisted acquisition.
Non-Covered Loans
Non-covered loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for non-covered loan and lease losses, unamortized discount related to mortgage servicing right sold and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs, and premiums and discounts on loans purchased, are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using the interest method. When a loan is paid off or sold, any unamortized deferred fee (cost) is credited (charged) to income.
Credit card balances acquired as part of the FDIC-assisted acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows is less than originally estimated, additional provisions for loan and lease losses are recognized.
Interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.
Up to March 31, 2011, residential mortgage loans well collateralized and in process of collection, were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed its policy on a prospective basis to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time of changing the policy were also placed on non-accrual status, and the interest receivable on such loans at the time of changing the policy is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary.
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
The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent 12 months. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: mortgage loans; commercial loans; consumer loans; and leasing.
Mortgage Loans: These loans are further segregated into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and personal mortgage collateral loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. The personal mortgage collateral loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.
Commercial loans: These loans consist mainly of commercial loans secured by existing commercial real estate properties. The allowance factor assigned to these loans are impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.
Consumer loans: These consist of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor on these loans is impacted by the historical loss factors on the segment, the environmental risk factors described above and by delinquency buckets.
Leasing: This segment consists of personal loans guaranteed by vehicles in the form of lease financing or in the form of automobile and equipment loans. The allowance factor on these loans is impacted by the historical losses on the segment, the environmental risk factors described above and by delinquency buckets. This is a new business line introduced in 2010, and as such, the historical loss factor has been matched to consumer loans due to the lack of historical losses on leases.
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

Covered Loans
Covered loans acquired in the FDIC-assisted acquisition are accounted under the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” which is applicable when (a) the Group acquires loans deemed to be impaired when there is evidence of credit deterioration and it is probable, at the date of acquisition, that the Group would be unable to collect all contractually required payments and (b) as a general policy election for non-impaired loans that the Group acquired with some discount attributable to credit.
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
Derivative Instruments and Hedging Activities
The Group maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate asset or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.
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

The Group uses forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in LIBOR. Once the forecasted wholesale borrowing transactions occur, the interest rate swap will effectively lock-in the Group’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional amount. By employing this strategy, the Group minimizes its exposure to volatility in LIBOR.
As part of this new hedging strategy started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there no significant ineffectiveness.
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
Core Deposit Intangible
Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the period ended June 30, 2011. If an impairment loss is determined to exist in the future, the loss would be reflected as non-interest expenses in the unaudited consolidated statements of operations for the period in which such impairment is identified.

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
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Group’s net deferred tax assets assumes that the Group will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Group may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the unaudited consolidated statements of operations.
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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico, which was subsequently amended (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significant lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may be reduced to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables. Under the 2011 Code, a corporate taxpayer has an irrevocable one-time election to defer the application of the 2011 Code for five years. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years.
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

Subsequent Events
The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this quarterly report on Form 10-Q for the quarter ended June 30, 2011 and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the unaudited consolidated financial statements.
Reclassifications
When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Recent Accounting Developments:
Comprehensive Income —FASB Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (FASB ASC Subtopic 220) — Presentation of Comprehensive Income” was issued in June 2011. In this update an entity has the option to present comprehensive income in either one or two consecutive financial statements: (1) a single statement must present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income, and a total for comprehensive income, and (2) in a two-statement approach, an entity must present the components of net income and total net income in the first statement, that statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Group believes that the implementation of this guidance will not have a material impact in the Group’s unaudited consolidated financial statements.
Fair Value Measurements— FASB ASU 2011-04, “Fair Value Measurement (FASB ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, issued in May 2011, changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not expect the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011. Early application by public entities is not permitted. The Group believes that the implementation of this guidance will not have a material impact in the Group’s unaudited consolidated financial statements.
Transfers and Servicing — FASB ASU 2011-03, “Transfers and Servicing (FASB ASC Subtopic 860) - Reconsideration of Effective Control for Repurchase Agreements”, issued in April 2011, removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Group believes that the implementation of this guidance will not have a material impact in the Group’s unaudited consolidated financial statements.
Troubled Debt Restructuring —In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: a) the restructuring constitutes a concession; b) The debtor is experiencing financial difficulties. Also, the ASU sets the effective date when an entity should disclose the information deferred by ASU No. 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Group is in the process of evaluating the effect this accounting guidance may have on the Group’s unaudited consolidated financial statements.
Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.

NOTE 2 — FDIC-ASSISTED ACQUISITION AND FDIC SHARED-LOSS INDEMNIFICATION ASSET
On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank, San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.
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
The Bank and the FDIC had been engaged in ongoing discussions and preliminary settlements that impacted certain assets acquired or certain liabilities assumed by the Bank on April 30, 2010, and that were included as measurement period adjustments in the table below. On April 29, 2011, the Bank and the FDIC reached a final settlement as part of the Purchase and Assumption Agreement. The final settlement did not have a material effect on the Bank’s financial statements.
The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses thereunder fail to reach expected levels. Under the loss sharing agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($227.5 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $11.1 million at June 30, 2011, net. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the loss sharing agreements between the Bank and the FDIC.
The operating results of the Group for the six-month periods ended June 30, 2011 and 2010 include the operating results produced by the acquired assets and liabilities assumed since May 1, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC loss sharing agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro forma information is presented.

Net-assets acquired and the respective measurement period adjustments are reflected in the table below:

			April 30, 2010	Measurement
	Book value	Fair Value	(As initially	Period	April 30 ,2010
	April 30, 2010	Adjustments	reported)	Adjustments	(As remeasured)
	(in thousands)
Assets
Cash and cash equivalents	$89,777	$—	$89,777	$—	$89,777
Federal Home Loan Bank (FHLB) stock	10,077	—	10,077	—	10,077
Loans covered under shared-loss agreements with the FDIC	1,536,416	(699,942)	836,474	(53,568)	782,906
Loans not covered under shared-loss agreements with the FDIC	4,275	(1,266)	3,009	7	3,016
Foreclosed real estate covered under shared-loss agreements with the FDIC	26,082	(8,555)	17,527	(4,032)	13,495

Other repossessed assets covered under shared-loss agreements with the FDIC	3,401	(339)	3,062	—	3,062
FDIC shared-loss indemnification asset	—	516,250	516,250	28,961	545,211
Core deposit intangible	—	1,423	1,423	—	1,423
Deferred tax asset, net	—	—	—	1,441	1,441
Goodwill	—	—	—	365	365
Other assets	20,168	(14,867)	5,301	1,279	6,580

Total assets acquired	$1,690,196	$(207,296)	$1,482,900	$(25,547)	$1,457,353

Liabilities
Deposits	$722,442	$7,104	$729,546	$—	$729,546
Deferred tax liability, net	—	6,419	6,419	(6,419)	—
Other liabilities	9,426	—	9,426	—	9,426

Total liabilities assumed	$731,868	$13,523	$745,391	$(6,419)	$738,972

Net assets acquired	$958,328	$(220,819)	$737,509	$(19,128)	$718,381

Consideration
Note payable to the FDIC	$715,536	$434	$715,970	$—	$715,970
FDIC settlement payable	15,244	(4,654)	10,590	(9,088)	1,502
FDIC equity appreciation instrument	—	909	909	—	909

	$730,780	$(3,311)	$727,469	$(9,088)	$718,381

Bargain purchase gain from the FDIC-assisted acquisition			$10,040	$(10,040)	$—

The FDIC shared-loss indemnification asset activity for the six-month periods ended June 30, 2011 and 2010 is as follows:

	Six-Month Period Ended
	June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$471,872	$545,213
Shared-loss agreements reimbursements from the FDIC	(39,870)	—
Credit impairment losses to be covered under shared-loss agreements	3,201	—
Accretion of FDIC shared-loss indemnification asset, net	2,231	1,314

Balance at end of period	$437,434	$546,527

NOTE 3 — INVESTMENTS
Money Market Investments
The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2011, and December 31, 2010, cash equivalents included as part of cash and due from banks amounted to $134.1 million and $111.7 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Obligations of Puerto Rico Government and policital subdivisions	$81,133	$162	$3,592	$77,703	5.14%
Structured credit investments	61,725	—	16,012	45,713	3.68%
Other debt securities	6,054	56	—	6,110	3.33%

Total investment securities	148,912	218	19,604	129,526

FNMA and FHLMC certificates	3,049,224	56,889	106	3,106,007	3.90%
GNMA certificates	90,277	8,615	—	98,892	5.20%
CMOs issued by US Government sponsored agencies	241,258	6,613	1,209	246,662	3.33%

Total mortgage-backed securities	3,380,759	72,117	1,315	3,451,561

Total securities available-for-sale	3,529,671	72,335	20,919	3,581,087	3.92%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	863,779	2,326	7,879	858,226	3.98%

Total	$4,393,450	$74,661	$28,798	$4,439,313	3.93%

	December 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$71,128	$160	$3,625	$67,663	5.37%
Structured credit investments	61,724	—	20,031	41,693	3.68%
Obligations of US Government sponsored agencies	3,000	—	—	3,000	0.01%

Total investment securities	135,852	160	23,656	112,356

FNMA and FHLMC certificates	3,238,802	45,446	2,058	3,282,190	3.70%
GNMA certificates	118,191	9,523	—	127,714	5.19%
CMOs issued by US Government sponsored agencies	168,301	9,524	21	177,804	5.01%

Total mortgage-backed securities	3,525,294	64,493	2,079	3,587,708

Total securities available-for-sale	3,661,146	64,653	25,735	3,700,064	3.84%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	689,917	—	14,196	675,721	3.74%

Total	$4,351,063	$64,653	$39,931	$4,375,785	3.82%

The amortized cost and fair value of the Group’s investment securities at June 30, 2011, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	$10,386	$10,454	$—	$—

Total due from 1 to 5 years	10,386	10,454	—	—

Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	13,723	12,806	—	—
Structured credit investments	21,177	16,917	—	—

Total due after 5 to 10 years	34,900	29,723	—	—

Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	57,024	54,443	—	—
Other debt securities	6,054	6,110
Structured credit investments	40,548	28,796	—	—

Total due after 10 years	103,626	89,349	—	—

Total investment securities	148,912	129,526	—	—

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	81,212	81,924	—	—

Due after 10 years
FNMA and FHLMC certificates	2,968,012	3,024,083	863,779	858,226
GNMA certificates	90,277	98,892	—	—
CMOs issued by US Government sponsored agencies	241,258	246,662	—	—

Total due after 10 years	3,299,547	3,369,637	863,779	858,226

Total mortgage-backed securities	3,380,759	3,451,561	863,779	858,226

Total	$3,529,671	$3,581,087	$863,779	$858,226

Keeping with the Group’s investment strategy, during the six-month periods ended June 30, 2011 and 2010, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset/liability management, purchases US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the six-month periods ended June 30, 2011 and 2010, the Group sold approximately $5.1 million and $160.0 million, respectively, of discount notes with minimal aggregate gross gains which amounted to less than $1 thousand; and sold approximately $9.0 million and $287.0 million, respectively, of discount notes with minimal aggregate gross losses which amounted to less than $1 thousand.

The tables below present an analysis of the gross realized gains and losses by category for the six-month periods ended June 30, 2011 and 2010:

	Six-Month Period Ended June 30, 2011
				Sale Book
	Face Value	Cost	Sale Price	Value	Gross Gains	Gross Losses
Description	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$14,100	$14,099	$14,100	$14,100	$—	$—

Total investment securities	14,100	14,099	14,100	14,100	—	—

Mortgage-backed securities
FNMA and FHLMC certificates	278,653	268,442	153,740	145,619	8,121
GNMA certificates	101,007	102,751	84,996	83,987	1,011	2

Total mortgage-backed securities	379,660	371,193	238,736	229,606	9,132	2

Total	$393,760	$385,292	$252,836	$243,706	$9,132	$2

	Six-Month Period Ended June 30, 2010
				Sale Book
	Face Value	Cost	Sale Price	Value	Gross Gains	Gross Losses
Description	(In thousands)
Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$447,000	$446,978	$446,990	$446,988	$1	$1
Mortgage-backed securities
FNMA and FHLMC certificates	1,870,158	1,731,962	1,582,660	1,558,808	23,852	—
GNMA certificates	69,637	70,213	70,191	70,190	1	—
Non-agency collaterized mortgage obligations	626,619	623,695	368,216	368,216	—	—

Total mortgage-backed securities	2,566,414	2,425,870	2,021,067	1,997,214	23,853	—

Total	$3,013,414	$2,872,848	$2,468,057	$2,444,202	$23,854	$1

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:
June 30, 2011
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$69,614	$106	$69,508
CMOs issued by U.S. Government sponsored agencies	99,859	985	98,874

	169,473	1,091	168,382

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Structured credit investments	61,725	16,012	45,713
CMOs issued by U.S. Government sponsored agencies	2,532	224	2,308
Obligations of Puerto Rico Government and political subdivisions	50,647	3,592	47,055

	114,904	19,828	95,076

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	69,614	106	69,508
Structured credit investments	61,725	16,012	45,713
Obligations of Puerto Rico Government and political subdivisions	50,647	3,592	47,055
CMOs issued by US Government sponsored agencies	102,391	1,209	101,182

	$284,377	$20,919	$263,458

June 30, 2011
Held-to-maturity
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value

FNMA and FHLMC certificates	$605,388	$7,879	$597,509

December 31, 2010
Available-for-sale
(In thousands)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	$245,533	$2,058	$243,475
CMOs issued by US Government sponsored agencies	2,591	21	2,570

	248,124	2,079	246,045

	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148

	112,497	23,656	88,841

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
FNMA and FHLMC certificates	245,533	2,058	243,475
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148
CMOs issued by US Government sponsored agencies	2,591	21	2,570

	$360,621	$25,735	$334,886

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
With regards to the structured credit investments with an unrealized loss position, the Group performs a detailed analysis of other-than-temporary impairments, which is explained in the following paragraphs. Other securities in an unrealized loss position at June 30, 2011 are mainly composed of securities issued or backed by U.S. government agencies and U.S. government-sponsored entities. These investments are primarily highly liquid securities that have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at June 30, 2011, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At June 30, 2011, the Group does not have the intent to sell these investments in unrealized loss position.
At June 30, 2011, the Group’s portfolio of structured credit investments amounted to $61.7 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $16.0 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).
The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of June 30, 2011, such instruments have an aggregate amortized cost of $36.2 million and unrealized losses of $7.9 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.
The determination of the credit loss assumption in the discounted cash flow analysis related to the Group’s structured credit investments is based on the underlying data for each type of security. In the case of the CLOs, the determination of the future cash flows is based on the following factors:
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
The three CLOs held by the Group have face values of $12 million, $10 million and $15 million. In light of the other-than-temporary impairment analyses described below, the Group has determined that it will recover all interest and principal invested in the CLOs.
The cash flow analysis performed by the Group for the $12 million CLO did not detect any scenario where there was a principal impairment, and as such, the Group has not detected any chance of impairment for the CLO. Moreover, on June 22, 2011, Moody’s assigned a positive watch to its “Baa3” rating of such CLO, which was upgraded from “Baa1” on September 9, 2010, and S&P has maintained its “A” rating. In addition, the CLO’s subordination level is 26.18%.
With respect to the $10.0 million CLO, the cash flow analysis performed by the Group also did not detect any scenario where there was a principal impairment, and therefore, the Group has not detected any chance of impairment for the CLO. On June 22, 2011, Moody’s assigned a positive watch to its “A3” rating, and S&P has maintained its “A” rating. Also, the CLO’s subordination level is 20.64%.
The cash flow analysis performed by the Group for the $15 million CLO detected that there was a principal impairment in 23 out of 100 scenarios, with average losses of 7.5% and only one scenario where the impairment amount is 100% of the Group’s investment. As such, the Group has detected a 23% probability of impairment for the CLO. The level of projected losses can be explained by the deterioration of macro-economic factors during the quarter ended June 30, 2011, as evidenced by the Euro-zone sovereign debt crisis; high unemployment in the United States, combined with low wage growth and a roughly 2% growth in GDP; and supply chain disruptions following the natural disaster in Japan. There has also been a widening in the credit spreads of almost all the major investment sectors (investment grade, high yield, CMBS, RMBS), including the type of loans that constitute the collateral of this CLO. Nonetheless, this situation is viewed as temporary, with some tightening credit spreads expected in the next periods. The Group has no specific concerns regarding the performance of this CLO, which is strengthened by the fact that Moody’s has put this deal on a positive credit watch. Additionally, on June 22, 2011, Moody’s assigned a positive watch to its “Baa3” rating, whereas on March 4, 2010, S&P lowered its rating from “A-” to “BBB+,” which is still investment grade. There have been no other credit actions by S&P since then. Also, the CLO’s subordination level is 7.60%.
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
The Group owns a corporate bond that partially holds a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $8.1 million as of June 30, 2011. Due to the nature of this corporate bond, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairments on this security consists on a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the structure maintains at each quarter end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the review of the credit default spreads for each entity in the reference portfolio to monitor their specific performance; and the constant monitoring of the CDO’s credit rating.
As a result of the aforementioned analysis, the Group estimates that it will recover all interest and principal invested in the bond. This is based on the results of the analysis mentioned above which show that the subordination level (attachment/detachment) available under the structure of the CDO is sufficient to allow the Group to recover the value of its investment.
As a result of the aforementioned analyses, no other-than-temporary losses were recorded during the six-month period ended June 30, 2011.

NOTE 4 — PLEDGED ASSETS
At June 30, 2011, commercial loans and residential mortgage loans amounting to $24.3 million and $577.5 million, respectively, were pledged to secure advances and borrowings from the Federal Home Loan Bank (“FHLB”). Investment securities with fair values totaling $3.8 billion, $72.5 million and $49.7 million at June 30, 2011, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at June 30, 2011, investment securities with fair values totaling $32.3 million were pledged against interest rate swaps contracts, while others with fair values of $125 thousand were pledged as a bond for the Bank’s trust operations to the OCFI. At December 31, 2010, residential mortgage loans amounting to $512.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.8 billion, $73.4 million, $19.1 million, and $47.5 million at December 31, 2010, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits, Federal Reserve Bank of New York advances, and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at December 31, 2010, investment securities with fair values totaling $9.9 million were pledged against interest rate swaps contracts, while others with fair values of $124 thousand were pledged as a bond for the Bank’s trust operations to the OCFI.
As of June 30, 2011, and December 31, 2010, investment securities available-for-sale not pledged amounted to $492.7 million and $422.1 million, respectively. As of June 30, 2011, and December 31, 2010, mortgage loans not pledged amounted to $462.5 million and $394.4 million, respectively. As of June 30, 2011, commercial loans not pledged amounted to $586.0 million; there were no commercial loans pledged as of December 31, 2010.

NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans Receivable Composition
The composition of the Group’s loan portfolio at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Loans non-covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential - 1 to 4 family	$826,758	$847,402
Home equity loans, secured personal loans and others	23,085	25,080
Commercial	228,540	210,530
Deferred loan fees, net	(4,428)	(3,931)

	1,073,955	1,079,081

Other loans:
Commercial	36,422	24,462
Personal consumer loans and credit lines	37,560	35,942
Leasing	17,104	10,257
Deferred loan fees, net	(352)	(423)

	90,734	70,238

Loans receivable	1,164,689	1,149,319
Allowance for loan and lease losses	(34,229)	(31,430)

Loans receivable, net	1,130,460	1,117,889
Mortgage loans held-for-sale	34,246	33,979

Total loans non-covered under shared-loss agreements with FDIC, net	1,164,706	1,151,868

Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	160,362	166,865
Construction and development secured by 1-4 family residential properties	14,688	17,232
Commercial and other construction	345,349	388,261
Leasing	58,290	79,093
Consumer	16,890	18,546

Total loans covered under shared-loss agreements with FDIC	595,579	669,997
Allowance for loan and lease losses on covered loans	(53,036)	(49,286)

Total loans covered under shared-loss agreements with FDIC, net	542,543	620,711

Total loans receivable, net	$1,707,249	$1,772,579

The following table presents the aging of the recorded investment in gross loans as of June 30, 2011 and December 31, 2010 by class of loans:

	30-59 Days	60-89 Days	90+ Days Past
	Past Due	Past Due	Due	Total Past Due	Current	Total Loans
June 30, 2011:

Loans not covered under shared-loss agreements with the FDIC:

Mortgage
Residential
Traditional	$21,582	$10,110	$71,442	$103,134	$613,292	$716,426
Non-traditional	2,165	132	11,364	13,661	60,836	74,497
Loss mitigation program	3,888	1,407	10,931	16,226	42,639	58,865

	27,635	11,649	93,737	133,021	716,767	849,788
Home equity loans, secured personal loans	146	—	333	479	1,096	1,575
Other	—	—	55	55	—	55

	27,781	11,649	94,125	133,555	717,863	851,418

Commercial	2,594	6,270	22,820	31,684	233,278	264,962

Consumer
Personal consumer loans and credit lines — secured	29	62	—	91	6,552	6,643
Personal consumer loans and credit lines — unsecured	221	77	201	499	18,934	19,433
Credit cards	241	157	230	628	3,982	4,610
Overdrafts	10	5	1	16	5,283	5,299

	501	301	432	1,234	34,751	35,985

Leasing	425	36	130	591	16,513	17,104

Total loans not covered under shared-loss agreements with the FDIC	$31,301	$18,256	$117,507	$167,064	$1,002,405	$1,169,469

							Loans 90+
							Days Past Due
	30-59 Days	60-89 Days	90+ Days	Total Past			and Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
December 31, 2010:

Loans not covered under shared-loss agreements with the FDIC:

Mortgage
Residential
Traditional	$22,093	$9,414	$76,604	$108,111	$638,158	$746,269	$37,850
Non-traditional	837	845	12,016	13,698	66,056	79,754	4,953
Loss mitigation program	2,528	1,043	9,336	12,907	33,497	46,404	6,060

	25,458	11,302	97,956	134,716	737,711	872,427	48,863
Home equity loans, secured personal loans	149	—	340	489	961	1,450	—
Other	—	—	55	55	—	55	—

	25,607	11,302	98,351	135,260	738,672	873,932	48,863

Commercial	1,123	9,367	13,390	23,880	210,396	234,276	—

Consumer
Personal consumer loans and credit lines — secured	23	—	—	23	4,853	4,876	—
Personal consumer loans and credit lines — unsecured	419	207	136	762	17,576	18,338	—
Credit cards	262	173	285	720	3,650	4,370	—
Overdrafts	—	—	—	—	7,624	7,624	—

	704	380	421	1,505	33,703	35,208	—

Leasing	—	79	35	114	10,143	10,257	—

Total loans not covered under shared-loss agreements with the FDIC	$27,434	$21,128	$112,197	$160,759	$992,914	$1,153,673	$48,863

Non-covered Loans
The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four main categories: mortgage, commercial, consumer and leases.
At June 30, 2011 and December 31, 2010, the Group had $129.7 million and $73.6 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. At June 30, 2011 and December 31, 2010, loans of which terms have been extended that are not included in non-performing assets amounted to $45.3 million and $35.0 million, respectively. The covered loans that may have been classified as non-performing loans by the acquired banks are no longer classified as non-performing because these loans are accounted for on a pooled basis.
Up to March 31, 2011, residential mortgage loans, well collateralized and in process of collection, were placed on non-accrual status when reaching 365 days past due. On April 1, 2011 the Bank changed on a prospective basis its policy, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time of changing the policy were also placed on non-accrual status, and the interest receivable on such loans at the time of changing the policy is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary. This change in policy was considered necessary based on an observed increasing trend in delinquencies and current economic conditions in Puerto Rico. Therefore, all loans 90 days or more past due at June 30, 2011 are in non-accrual status. On April 1, 2011, mortgage loans between 90 and 365 days past due that were placed in non-accrued status amounted to $39.8 million.
The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans as certain interest receivable accrued in prior years was deemed to be uncollectible, which represents a decrease of $0.04 and $0.03 in earnings per common share for the quarter and six-month period ended June 30, 2011, respectively.

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of June 30, 2011 and December 31, 2010:

	Non-accrual
	June 30,	December 31,
	2011	2010
	(In thousands)
Mortgage
Residential
Traditional	$71,442	$38,754
Non-traditional	11,364	7,063
Loss mitigation program	10,931	3,276

	93,737	49,093
Home equity loans, secured personal loans	333	340
Other	55	55

	94,125	49,488

Commercial	35,061	23,619

Consumer
Personal consumer loans and credit lines — unsecured	202	136
Credit cards	230	285

	432	421

Leasing	130	35

Total	$129,748	$73,563

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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand and over 90-days past-due. The portfolios of loans secured by residential properties, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at	Risk Ratings
	June 30, 2011	Pass	Special Mention	Substandard	Doubtful	ASC 310-10-35
	(In thousands)
Commercial	$264,962	$199,529	$20,970	$7,345	$257	$36,861

	Balance
	Outstanding at	Risk Ratings
	December 31, 2010	Pass	Special Mention	Substandard	Doubtful	ASC 310-10-35
	(In thousands)
Commercial	$234,276	$188,281	$5,908	$14,046	$143	$25,898

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	Balance
	Outstanding at	Delinquency
	June 30, 2011	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$716,426	$613,293	$21,582	$10,110	$6,401	$23,434	$41,606	$—
Non-traditional	74,497	60,836	2,165	132	1,002	2,617	7,745	—
Loss mitigation program	58,865	8,413	462	431	637	813	2,899	45,210

	849,788	682,542	24,209	10,673	8,040	26,864	52,250	45,210
Home equity loans, secured personal loans	1,575	1,096	146	—	—	—	333	—
Other	55	—	—	—	—	—	55	—

	851,418	683,638	24,355	10,673	8,040	26,864	52,638	45,210
Consumer	35,985	34,751	501	301	199	233	—	—
Leasing	17,104	16,513	425	36	94	36	—	—

Total	$904,507	$734,902	$25,281	$11,010	$8,333	$27,133	$52,638	$45,210

	Balance
	Outstanding at	Delinquency
	December 31, 2010	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$746,269	$638,158	$22,093	$9,414	$5,560	$32,291	$38,753	$—
Non-traditional	79,754	66,056	837	845	1,012	3,941	7,063	—
Loss mitigation program	46,404	4,167	2,528	1,043	—	2,064	2,553	34,049

	872,427	708,381	25,458	11,302	6,572	38,296	48,369	34,049
Home equity loans, secured personal loans	1,450	961	149	—	—	—	340	—
Other	55	—	—	—	—	—	55	—

	873,932	709,342	25,607	11,302	6,572	38,296	48,764	34,049
Consumer	35,178	32,733	704	380	1,129	232	—	—
Leasing	10,257	10,143	—	79	8	27	—	—

Total	$919,367	$752,218	$26,311	$11,761	$7,709	$38,555	$48,764	$34,049

For covered loans, the Group also evaluates credit quality based on the delinquency status of the loan, comparing information from acquisition date through June 30, 2011.
The Group also evaluates covered loans using severity factors. From the acquisition date through June 30, 2011, there have been no significant adverse changes from those originally estimated that would cause changes to the initial loss severity factors estimated for these loans. The majority of covered loans are secured by existing commercial real estate properties. There have been no recent adverse experiences, different to the originally estimated, that would require a change in the expectation on collateral values, and the corresponding assumptions.

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
The following table presents the changes and the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method for the quarters and six-month periods ended June 30, 2011 and 2010:

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
Quarter Ended June 30, 2011
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,865	$12,007	$1,885	$959	$11	$32,727
Charge-offs	(1,268)	(729)	(345)	(31)	—	(2,373)
Recoveries	—	16	58	1	—	75
Provision for non-covered loan and lease losses	1,173	2,506	(78)	(61)	260	3,800

Balance at end of period	$17,770	$13,800	$1,520	$868	$271	$34,229

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,933	$1,217	$—	$—	$—	$4,150
Collectively evaluated for impairment	14,837	12,583	1,520	868	271	30,079

Total ending allowance balance	$17,770	$13,800	$1,520	$868	$271	$34,229

Loans:
Individually evaluated for impairment	$45,210	$36,861	$—	$—	$—	$82,071
Collectively evaluated for impairment	806,208	228,101	35,985	17,104	—	1,087,398

Total ending non-covered loans balance	$851,418	$264,962	$35,985	$17,104	$—	$1,169,469

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
Quarter Ended June 30, 2010
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,789	$6,312	$678	$—	$1,198	$25,977
Charge-offs	(1,343)	(391)	(481)	—	—	(2,215)
Recoveries	76	11	53	—	—	140
Provision for non-covered loan and lease losses	2,715	380	566	99	340	4,100

Balance at end of period	$19,237	$6,312	$816	$99	$1,538	$28,002

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$700	$2,304	$—	$—	$—	3,005
Collectively evaluated for impairment	18,536	4,008	816	99	1,538	24,997

Total ending allowance balance	$19,237	$6,312	$816	$99	$1,538	$28,002

Loans:
Individually evaluated for impairment	$10,318	$22,853	$—	$—	$—	$33,171
Collectively evaluated for impairment	890,038	185,249	27,642	1,451	—	1,104,380

Total ending non-covered loans balance	$900,356	$208,102	$27,642	$1,451	$—	$1,137,551

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
Six-Month Period Ended June 30, 2011
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(3,088)	(1,038)	(792)	(92)	—	(5,010)
Recoveries	45	53	111	1	—	209
Provision for non-covered loan and lease losses	4,635	3,633	(84)	98	(681)	7,600

Balance at end of period	$17,770	$13,801	$1,520	$868	$271	$34,229

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,933	$1,217	$—	$—	$—	4,150
Collectively evaluated for impairment	14,837	12,584	1,520	868	271	30,079

Total ending allowance balance	$17,770	$13,801	$1,520	$868	$271	$34,229

Loans:
Individually evaluated for impairment	$45,210	$36,862	$—	$—	$—	$82,072
Collectively evaluated for impairment	806,208	228,101	35,985	17,104	—	1,087,397

Total ending non-covered loans balance	$851,418	$264,962	$35,985	$17,104	$—	$1,169,469

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
Six-Month Period Ended June 30, 2010
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$15,044	$7,112	$864	$—	$252	$23,272
Charge-offs	(2,439)	(500)	(668)	—	—	(3,607)
Recoveries	76	22	124	—	—	222
Provision for non-covered loan and lease losses	6,556	(322)	496	99	1,286	8,115

Balance at end of period	$19,237	$6,312	$816	$99	$1,538	$28,002

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$700	$2,304	$—	$—	$—	3,004
Collectively evaluated for impairment	18,537	4,008	816	99	1,538	24,998

Total ending allowance balance	$19,237	$6,312	$816	$99	$1,538	$28,002

Loans:
Individually evaluated for impairment	$10,318	$22,853	$—	$—	$—	$33,171
Collectively evaluated for impairment	890,038	185,249	27,642	1,451	—	1,104,380

Total ending non-covered loans balance	$900,356	$208,102	$27,642	$1,451	$—	$1,137,551

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $36.9 million and $25.9 million at June 30, 2011 and December 31, 2010, respectively. The impaired commercial loans were measured based on the fair value of collateral. The valuation allowance for impaired commercial loans amounted to approximately $1.2 million and $823 thousand at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the total investment in impaired mortgage loans was $45.2 million (December 31, 2010 — $34.0 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.9 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$17,148	$17,079	$1,217	7%	$15,639
Residential troubled debt restructuring	45,592	45,210	2,933	6%	36,193
Impaired loans with no specific allowance
Commercial	22,132	19,782	—	0%	13,822

Total investment in impaired loans	$84,872	$82,071	$4,150	5%	$65,654

	December 31, 2010
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$11,948	$10,070	$823	8%	$10,622
Residential troubled debt restructuring	34,049	34,049	2,250	7%	16,977
Impaired loans with no specific allowance
Commercial	15,828	15,828	—	0%	11,472

Total investment in impaired loans	$61,825	$59,947	$3,073	5%	$39,071

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters and six-month periods ended June 30, 2011 and 2010:

	Interest Income Recognized
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Impaired loans with specific allowance
Commercial	$338	$102	$482	$210
Residential troubled debt restructuring	338	52	677	105
Impaired loans with no specific allowance
Commercial	319	174	516	272

Total interest income from impaired loans	$995	$328	$1,675	$587

Covered Loans under ASC 310-30
The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group is required to review each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determines whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. The Group has performed its analysis of the loans to be accounted for as impaired under ASC 310-30 (“Impaired Loans” in the tables below). For the loans acquired at a discount in the FDIC-assisted acquisition that are not within the scope of ASC 310-30 (“Non-Impaired Loans” in the tables below), the Group followed the income recognition and disclosure guidance in ASC 310-30. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.
To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. There have been differences, both positive and negative, between actual and expected cash flows in several pools of loans acquired in the FDIC-assisted acquisition. In the aggregate, actual cash flows for the pools acquired have exceeded the expected cash flows by approximately $22 million. At June 30, 2011, the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted. In addition, for other pools, positive deviations have been also assessed and reversals of previous impairments have been recorded as well as additions to accretable discount at June 30, 2011. In the event that in future periods the positive trend continues, there may be further additions to the accretable discount which will increase the yield on the pools that have positive deviations between actual and expected cash flows.
The carrying amounts of these loans included in the balance sheet amounts of total loans at June 30, 2011 and December 31, 2010 are as follows:

	Total Loans Acquired
	June 30, 2011	December 31, 2010
	(In thousands)
Contractual balance	$1,268,238	$1,370,942

Carrying amount, net	$542,543	$620,711

The following tables describe the accretable yield and non-accretable discount activity for the quarter and six-month period ended June 30, 2011:

	Quarter Ended	Six-Month Period Ended
	June 30, 2011	June 30, 2011
Accretable Yield Activity	(In thousands)
Balance at beginning of period	$(130,533)	$(148,556)
Accretion	13,060	27,285
Transfer to non-accretable discount	1,753	5,845
Other recoveries	(2)	(296)

Balance at June 30, 2011	$(115,722)	$(115,722)

	Quarter Ended	Six-Month Period Ended
	June 30, 2011	June 30, 2011
Non-Accretable Discount Activity	(In thousands)
Balance at beginning of period	$(564,230)	$(603,296)
Principal losses	8,043	50,907
Transfer from accretable discount	(1,753)	(5,845)
Other recoveries	2	296

Balance at June 30, 2011	$(557,938)	$(557,938)

The Group’s recorded investment in covered loan pools that were evaluated for impairment and the related allowance for covered loan and lease losses as of June 30, 2011 and the December 31, 2010 are as follows:

	June 30, 2011
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
	(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$40,359	$26,869	$3,914	15%	$33,085
Construction and development secured by 1-4 family residential properties	54,916	10,980	1,670	15%	11,542
Commercial and other construction	612,827	293,263	44,819	15%	308,458
Consumer	24,148	15,723	2,633	17%	16,792

Total investment in impaired covered loans	$732,250	$346,835	$53,036	15%	$369,877

	December 31, 2010
					Average
	Unpaid	Recorded	Specific		Recorded
	Principal	Investment	Allowance	Coverage	Investment
	(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$64,366	$38,885	$3,582	9%	$38,667
Construction and development secured by 1-4 family residential properties	55,524	11,828	1,939	16%	12,541
Commercial and other construction	637,044	318,404	43,765	14%	324,946

Total investment in impaired covered loans	$756,934	$369,117	$49,286	13%	$376,154

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and cash payments received are recognized as interest income on a cash basis or as a reduction of the principal amount outstanding.
As a result of impairment on various pools of covered loans, the changes in the allowance for loan and lease losses on covered loans for the six-month period ended June 30, 2011 was as follows:

Six-Month Period Ended
June 30, 2011
Balance at beginning of the period	$49,286
Provision for covered loan and lease losses, net	549
FDIC loss-share portion of provision for covered loan and lease losses	3,201

Balance at end of the period	$53,036

No provision for covered loans was deemed necessary during the quarter ended June 30, 2011. No allowance for loan and lease losses on covered loans was recorded for the quarter and six-month period ended June 30, 2010.

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
All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the unaudited consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
At June 30, 2011, servicing assets are composed of $9.4 million ($8.9 million — December 31, 2010) related to residential mortgage loans and $432 thousand of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Fair value at beginning of period	$9,963	$7,569	$9,695	$7,120
Acquisition of leasing servicing asset from FDIC-assisted acquisition	—	1,190	—	1,190
Servicing from mortgage securitizations or assets transfers	693	724	1,213	1,409
Changes due to payments on loans	(1,049)	(112)	(1,657)	(216)
Changes in fair value due to changes in valuation model inputs or assumptions	233	(86)	589	(218)

Fair value at end of period	$9,840	$9,285	$9,840	$9,285

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Constant prepayment rate	9.01% - 32.55%	9.20% - 31.32%	7.87% - 32.55%	8.40% - 31.32%
Discount rate	11.00% - 14.00%	11.00% - 14.00%	11.00% - 14.00%	11.00% - 14.00%
The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Discount rate	13.22% - 16.60%	8.98% - 10.06%	13.22% - 17.38%	8.98% - 10.06%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

June 30, 2011
(in thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$9,408

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(372)
Decrease in fair value due to 20% adverse change	$(719)
Discount rate
Decrease in fair value due to 10% adverse change	$(413)
Decrease in fair value due to 20% adverse change	$(794)

Leasing servicing asset
Carrying value of leasing servicing asset	$432

Discount rate
Decrease in fair value due to 10% adverse change	$(5)
Decrease in fair value due to 20% adverse change	$(9)
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
Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $751 thousand and $572 thousand for the quarters ended June 30, 2011 and 2010, respectively. These fees totaled $1.5 million and $1.1 million for the six-month periods ended June 30, 2011 and 2010, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third-party with which the Group has engaged in a subservicing agreement. Servicing fees on leases amounted to $113 thousand and $330 thousand for the quarter and six-month period ended June 30, 2011, respectively. Servicing fees on leases amounted to $238 thousand for the quarter and six-month period ended June 30, 2010.

NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment at June 30, 2011 and December 31, 2010 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	June 30,	December 31,
	(Years)	2011	2010
	(In thousands)
Land	—	$2,328	$2,328
Buildings and improvements	40	6,622	6,301
Leasehold improvements	5 - 10	20,590	20,564
Furniture and fixtures	3 - 7	9,973	10,099
Information technology and other	3 - 7	20,037	19,074

		59,550	58,366

Less: accumulated depreciation and amortization		(35,901)	(34,425)

		$23,649	$23,941

Depreciation and amortization of premises and equipment for the quarters ended June 30, 2011 and 2010, totaled $1.3 million. For the six-month periods ended June 30, 2011 and 2010, these expenses amounted to $2.7 million and $2.6 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.
NOTE 8 — DERIVATIVE ACTIVITIES
During the six-month period ended June 30, 2011, losses of $7.6 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps that were purchased in November 2010 with a notional amount of $250 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $1.2 billion, all of which were designated as hedging instruments. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. Prior to the acquisition of the new forward-settlement swap contracts, these derivatives were not being designated for hedge accounting. During the six-month period ended June 30, 2010, losses of $37.3 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to the fair value adjustment to the forward-settlement swaps held by the Group at June 30, 2010.
The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)
Derivative assets:
Forward settlement swaps	$—	$11,023
Options tied to Standard & Poor’s 500 Stock Market Index	11,925	9,870
Swap options	—	7,422
Other	90	—

	$12,015	$28,315

Derivative liabilities:
Forward settlement swaps	$13,918	$—
Other	—	64

	$13,918	$64

Forward-settlement Swaps
The Group enters into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and properly documented as such, therefore, qualifying for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months. There were no derivatives designated for hedge accounting at December 31, 2010.
The following table shows a summary of these swaps and their terms, at June 30, 2011:

		Trade	Settlement
Notional Amount	Fixed Rate	Date	Date	Maturity Date
(In thousands)
$100,000	1.1275%	03/18/11	12/28/11	06/28/13
100,000	1.2725%	03/18/11	12/28/11	09/28/13
125,000	1.6550%	03/18/11	05/09/12	02/09/14
100,000	1.5300%	03/18/11	12/28/11	03/28/14
125,000	1.7700%	03/18/11	05/09/12	05/09/14
100,000	1.8975%	03/18/11	05/09/12	08/09/14
100,000	1.9275%	03/18/11	12/28/11	01/28/15
100,000	2.0000%	03/18/11	12/28/11	03/28/15
100,000	2.2225%	05/05/11	08/14/12	05/14/15
100,000	2.1100%	03/18/11	12/28/11	06/28/15
25,000	2.4365%	05/05/11	05/04/12	05/04/16
150,000	2.7795%	05/05/11	12/06/12	06/06/16
25,000	2.6200%	05/05/11	07/24/12	07/24/16
25,000	2.6350%	05/05/11	07/30/12	07/30/16
50,000	2.6590%	05/05/11	08/10/12	08/10/16
100,000	2.6750%	05/05/11	08/16/12	08/16/16

$1,425,000

An unrealized loss of $13.9 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2011 and the related liability position is being reflected as derivative liabilities in the accompanying unaudited consolidated statements of financial condition.
Swap Options
In May 2011, the Group sold all options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million.
Options tied to Standard & Poor’s 500 Stock Market Index
The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2011 and December 31, 2010, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented a derivative asset of $11.9 million (notional amount of $138.0 million) and $9.9 million (notional amount of $149.0 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $12.9 million (notional amount of $132.8 million) and $12.8 million (notional amount of $143.4 million), respectively.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2011 and December 31, 2010 consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Loans	$9,447	$11,068
Investments	16,983	17,648

	$26,430	$28,716

The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans as certain interest receivable accrued in prior years was deemed to be uncollectible, which represents a decrease of $0.04 and $0.03 in earnings per common share for the quarter and six-month period ended June 30, 2011, respectively.
Other assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Prepaid FDIC insurance	$13,851	$16,796
Servicing assets	9,840	9,695
Other prepaid expenses	11,572	7,858
FDIC loss share receivable	3,199	1,757
Goodwill	2,370	2,370
Mortgage tax credits	2,604	3,432
Other repossessed assets (covered by FDIC shared-loss agreements)	1,893	2,350
Debt issuance costs	1,683	2,299
Core deposit intangible	1,257	1,328
Investment in Statutory Trust	1,086	1,086
Accounts receivable and other assets	14,141	15,855

	$63,496	$64,826

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $13.9 million and $16.8 million at June 30, 2011 and December 31, 2010, respectively.
Other prepaid expenses amounting to $11.6 million and $7.9 million at June 30, 2011 and December 31, 2010, respectively, include prepaid municipal, property and income taxes aggregating to $7.8 million and $4.5 million, respectively.
In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the quarter ended June 30, 2011 with the Puerto Rico Treasury Department, the Group may use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At June 30, 2011 and December 31, 2010, tax credits for the Group amounted to $2.6 million and $3.4 million, respectively.
In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At June 30, 2011 and December 31, 2010, this deferred issue cost was $1.7 million and $2.3 million, respectively.

Other repossessed assets amounting to $1.9 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Non-interest bearing demand deposits	$182,658	$170,705
Interest-bearing savings and demand deposits	1,007,659	1,019,539
Individual retirement accounts	356,764	361,972
Retail certificates of deposit	438,532	477,180

Total retail deposits	1,985,613	2,029,396
Institutional deposits	211,032	280,617
Brokered deposits	188,586	278,875

	$2,385,231	$2,588,888

At June 30, 2011 and December 31, 2010, the weighted average interest rate of the Group’s deposits was 1.90%, and 2.12%, respectively, inclusive of non-interest bearing deposits of $182.7 million and $170.7 million, respectively. Interest expense for the quarters and six-month periods ended June 30, 2011 and 2010 is set forth below:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Demand and savings deposits	$3,912	$4,557	$8,510	$8,461
Certificates of deposit	7,676	7,394	15,292	14,733

	$11,588	$11,951	$23,802	$23,194

At June 30, 2011 and December 31, 2010, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $510.3 million, and $590.0 million, including public fund deposits from various Puerto Rico government agencies of $65.2 million and $65.3 million, which were collateralized with investment securities with fair value of $72.5 million and $73.4 million, respectively.

Excluding equity indexed options in the amount of $12.9 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $4.6 million and unamortized deposit discounts in the amount of $7.3 million, the scheduled maturities of certificates of deposit at June 30, 2011 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$259,317
Over 3 months through 1 year	460,009

719,326
Over 1 through 2 years	249,417
Over 2 through 3 years	119,069
Over 3 through 4 years	33,632
Over 4 through 5 years	63,236

$1,184,680

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $5.3 million as of June 30, 2011 ($7.6 million — December 31, 2010).
NOTE 11 — BORROWINGS
Short Term Borrowings
At June 30, 2011, short term borrowings amounted to $31.8 million (December 31, 2010 — $42.5 million) which mainly consist of deposits of the Puerto Rico Cash & Money Market Fund with a weighted average rate of 0.70% (December 31, 2010 — 0.60%), which were collateralized with investment securities with fair value of $49.7 million (December 31, 2010 — $47.5 million).
Securities Sold under Agreements to Repurchase
At June 30, 2011, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.
At June 30, 2011 and December 31, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.5 million and $6.8 million, respectively, were as follows:

	June 30,		December 31,
	2011		2010
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)		(In thousands)
Citigroup Global Markets Inc.	$1,600,000	$1,729,378	$1,600,000	$1,752,619
Credit Suisse Securities (USA) LLC	1,252,600	1,318,237	1,250,000	1,325,392
UBS Financial Services Inc.	500,000	607,469	500,000	605,706
JP Morgan Chase Bank NA	100,000	119,699	100,000	119,997

Total	$3,452,600	$3,774,783	$3,450,000	$3,803,714

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for the $300 million repurchase agreement that settled on March 28, 2011 with a weighted average coupon of 2.86% and maturity of September 28, 2014 (as described below), and the $2.6 million repurchase agreement that matured on July 7, 2011, the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.5 million, at June 30, 2011:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2011
	$2,600	0.26%	6/23/2011	7/7/2011	N/A
	100,000	4.17%	12/28/2006	12/28/2011	9/28/2011
	50,000	4.13%	12/28/2006	12/28/2011	9/28/2011
	100,000	4.29%	12/28/2006	12/28/2011	9/28/2011
	350,000	4.25%	12/28/2006	12/28/2011	9/28/2011

	602,600

2012
	350,000	4.26%	5/9/2007	5/9/2012	8/9/2011
	100,000	4.50%	8/14/2007	8/14/2012	8/16/2011
	100,000	4.47%	9/13/2007	9/13/2012	9/13/2011
	150,000	4.31%	3/6/2007	12/6/2012	9/6/2011

	700,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	7/27/2011
	300,000	2.86%	3/28/2011	9/28/2014	N/A

	400,000

2017
	500,000	4.67%	3/2/2007	3/2/2017	9/2/2011
	250,000	0.25%	3/2/2007	3/2/2017	9/2/2011
	100,000	0.00%	6/6/2007	3/6/2017	9/6/2011
	900,000	0.00%	3/6/2007	6/6/2017	9/6/2011

	1,750,000

	$3,452,600	2.69%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. Such repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% to at least their next put dates scheduled for September 2011.
Advances from the Federal Home Loan Bank
Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2011, these advances were secured by mortgage loans amounting to $601.8 million. Also, at June 30, 2011, the Group has an additional borrowing capacity with the FHLB of $161.4 million. At June 30, 2011, the weighted average remaining maturity of FHLB’s advances was 17.20 months (December 31, 2010 — 23.15 months).

In 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from six months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at June 30, 2011:

		Weighted-Average
Year of Maturity	Borrowing Balance	Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	8/4/2011
	25,000	4.57%	7/24/2007	7/24/2012	7/24/2011
	25,000	4.26%	7/30/2007	7/30/2012	7/30/2011
	50,000	4.33%	8/10/2007	8/10/2012	8/11/2011
	100,000	4.09%	8/16/2007	8/16/2012	8/16/2011

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	8/8/2011
	30,000	4.22%	5/11/2007	5/11/2014	8/10/2011

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the FHLB at their corresponding put dates.
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at June 30, 2011 and December 31, 2010.
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
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.20% at June 30, 2011; 3.25% at December 31, 2010), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date September 2011). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital note on the unaudited consolidated statements of financial condition.
The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, the Group is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

FDIC-Guaranteed Term Notes — Temporary Liquidity Guarantee Program
The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost is being amortized over the term of the notes.
NOTE 12 — INCOME TAXES
On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. As such, the 1994 Code would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significantly lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may be reduced to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of controlled group of corporations, the surtax deduction may be distributed among the members of the controlled group. The alternative minimum tax (“AMT”) is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables. Under the 2011 Code, a corporate taxpayer has an irrevocable one-time election to defer the application of the 2011 Code for five years. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. In the first quarter of 2011, Oriental reduced by approximately $5.4 million its deferred tax asset, and accordingly its income tax expense, as a result of the aforementioned 2011 Code.
The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2011 was $1.3 million (December 31, 2010 — $6.3 million). The variance is attributed to various contingencies settled with the Puerto Rico Treasury Department on June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had accrued for this purpose. Following such settlements, only the 2010 tax period remain subject to examination by the Puerto Rico Treasury Department. It is the Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated statements of operations. The Group had accrued $625 thousand at June 30, 2011 (December 31, 2010 — $1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits.
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
Treasury Stock
On February 3, 2011, the Group announced that its Board of Directors had approved a stock repurchase program pursuant to which the Group was authorized to purchase in the open market up to $30 million of its outstanding shares of common stock. On June 29, 2011, the Group announced the completion of this $30 million stock repurchase program and the approval by the Board of Directors of a new program to purchase an additional $70 million of common stock in the open market.
Any shares of common stock repurchased are to be held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares, equal to approximately 5.5% of shares outstanding, at an average price of $12.10 per share. Up to the date of this report there have not been any purchases under the new $70 million stock repurchase program.
The following table presents the shares repurchased for each of the two quarters in the six-month period ended June 30, 2011:

	Total number of
	shares purchased as
	part of stock	Average price paid per	Dollar amount of
Period	repurchase programs	share	shares repurchased
January 2011	—	$—	$—
February 2011	476,132	12.07	5,747,513
March 2011	552,447	12.18	6,731,134

Quarter ended March 31, 2011	1,028,579	$12.13	$12,478,647

April 2011	103,392	$12.48	$1,290,660
May 2011	235,200	11.76	2,765,236
June 2011	1,039,132	12.11	12,586,533

Quarter ended June 30, 2011	1,377,724	$12.08	$16,642,429

Six-month period ended June 30, 2011	2,406,303	$12.10	$29,121,076

The number of shares that may yet be purchased under the new $70 million program is estimated at 5,430,566, and was calculated by dividing this remaining balance of $70 million by $12.89 (closing price of the Group’s common stock at June 30, 2011).

The activity in connection with common shares held in treasury by the Group for the six-month period ended June 30, 2011 and 2010 is set forth below:

	Six-Month Period Ended June 30,
	2011		2010
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands)
Beginning of period	1,459	$16,732	$1,504	$17,142
Common shares used for exercise of restricted stock units	(51)	(561)	—	—
Common shares repurchased as part of the stock repurchase program	2,406	29,242	—	—
Common shares used to match defined contribution plan, net	(15)	(27)	(12)	(22)

End of period	3,799	$45,386	1,492	$17,120

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
Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2011 and December 31, 2010, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2011 and December 31, 2010, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Group’s and the Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of June 30, 2011
Total Capital to Risk-Weighted Assets	$719,593	31.68%	$181,707	8.00%
Tier 1 Capital to Risk-Weighted Assets	$690,453	30.40%	$90,854	4.00%
Tier 1 Capital to Total Assets	$690,453	9.74%	$283,515	4.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$728,572	32.33%	$180,282	8.00%
Tier 1 Capital to Risk-Weighted Assets	$699,747	31.05%	$90,141	4.00%
Tier 1 Capital to Total Assets	$699,747	9.50%	$294,500	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2011
Total Capital to Risk-Weighted Assets	$702,595	31.30%	$179,567	8.00%	$224,459	10.00%
Tier 1 Capital to Risk-Weighted Assets	$673,786	30.02%	$89,784	4.00%	$134,675	6.00%
Tier 1 Capital to Total Assets	$673,786	9.69%	$278,116	4.00%	$347,646	5.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$695,344	31.24%	$178,053	8.00%	$222,566	10.00%
Tier 1 Capital to Risk-Weighted Assets	$666,862	29.96%	$89,026	4.00%	$133,539	6.00%
Tier 1 Capital to Total Assets	$666,862	9.23%	$289,111	4.00%	$361,389	5.00%
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

The activity in outstanding options for the six-month period ended June 30, 2011 and 2010 is set forth below:

	Six-Month Period Ended June 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Options	Price	Options	Price
Beginning of period	765,989	$15.25	514,376	$16.86
Options granted	85,000	11.90	132,700	11.50
Options exercised	(550)	9.19	(1,512)	13.32
Options forfeited	(26,696)	15.69	—	—

End of period	823,743	$14.89	645,564	$15.76

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2011:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract		Weighted
		Average	Life		Average
	Number of	Exercise	Remaining	Number of	Exercise
Range of Exercise Prices	Options	Price	(Years)	Options	Price
$5.63 to $8.45	14,831	$8.28	7.8	3,479	$8.28
8.46 to 11.27	2,000	10.29	6.1	500	10.29
11.28 to 14.09	577,427	12.15	7.1	189,002	12.40
14.10 to 16.90	62,035	15.60	3.1	54,035	15.68
19.72 to 22.54	25,050	20.68	3.7	20,800	20.44
22.55 to 25.35	83,350	23.99	2.8	83,350	23.99
25.36 to 28.17	59,050	27.46	3.3	59,050	27.46

	823,743	$14.89	6.0	410,216	$17.72

Aggregate Intrinsic Value	$561,027			$129,385

The average fair value of each option granted during the six-month period ended June 30, 2011 was $6.48. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the options granted during the six-month period ended June 30, 2011 and 2010:

	Six-Month Period Ended June 30,
	2011	2010
Weighted Average Assumptions:
Dividend yield	1.62%	1.39%
Expected volatility	58.99%	60.30%
Risk-free interest rate	3.11%	3.44%
Expected life (in years)	8.0	8.0
The following table summarizes the restricted units’ activity under the Omnibus Plan for the six-month period ended June 30, 2011 and 2010:

	Six-Month Period Ended		Six-Month Period Ended
	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning of period	243,525	$13.43	147,625	$14.64
Restricted units granted	39,500	11.88	53,500	10.40
Restricted units lapsed	(51,116)	20.44	—	—
Restricted units forfeited	(12,382)	12.76	(400)	21.86

End of period	219,527	$11.65	200,725	$13.76

Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2011, legal surplus amounted to $49.4 million (December 31, 2010 — $46.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. It is the Federal Reserve Board’s policy that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of the bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

Earnings per Common Share
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2011 and 2010 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income	$26,467	$645	$29,548	$12,582
Less: Dividends on preferred stock	(1,200)	(1,733)	(2,401)	(2,934)
Less: Allocation of undistributed earnings for participating preferred shares	—	(3,104)	—	(3,104)

Income available (loss) to common shareholders	$25,267	$(4,192)	$27,147	$6,544

Average common shares outstanding and equivalents	45,135	33,053	45,656	29,471

Earnings per common share — basic	$0.56	$(0.13)	$0.60	$0.22

Earnings per common share — diluted	$0.56	$(0.13)	$0.59	$0.22

For the quarter and six-month period ended June 30, 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 565,178 and 588,610, respectively, compared to 224,200 and 350,236 for the same periods in 2010. Also for the quarter and six-month period ended June 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C, described above, which also had anti-dilutive effects on earnings per share for the periods presented.
The income available to common shareholders for the six-month period ended June 30, 2010 was reduced by $3.1 million, representing the allocation of the net income that corresponds to the convertible preferred shares because of its participating rights. This did not affect total stockholders’ equity or book value per common share, but it did reduce income par common share for the six-month period ended June 30, 2010.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of income tax, as of June 30, 2011 and December 31, 2010, consisted of:

	June 30,	December 31,
	2011	2010
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$51,591	$39,094
Unrealized loss on cash flow hedges	(13,918)	—
Income tax effect	(2,799)	(2,107)

	$34,874	$36,987

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
Money market investments
The fair value of money market investments is based on the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
Investment securities
The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments are classified as Level 3. The estimated fair value of the structured credit investments are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties’ prices, and agreed by management.
Derivative instruments
The fair value of the forward-starting interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Group.
Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 3. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P Index and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
Servicing assets
Servicing assets do not trade in an active market with readily observable prices. Servicing assets are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to the unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.

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
Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	June 30, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$3,525,306	$55,781	$3,581,087
Money market investments	2,563	—	—	2,563
Derivative assets	—	90	11,925	12,015
Derivative liabilities	—	(13,918)	(12,877)	(26,795)
Servicing assets	—	—	9,840	9,840

	$2,563	$3,511,478	$64,669	$3,578,710

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$3,658,371	$41,693	$3,700,064
Money market investments	111,728	—	—	111,728
Derivative assets	—	18,445	9,870	28,315
Derivative liabilities	—	(64)	(12,830)	(12,894)
Servicing assets	—	—	9,695	9,695

	$111,728	$3,676,752	$48,428	$3,836,908

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended June 30, 2011 and 2010:

	Total Fair Value Measurements
	(Quarter Ended June 30, 2011)
	Investment securities available-for-sale
			Obligations of
			Puerto Rico	Derivative	Derivative
			Government	asset (S&P	liability (S&P
			and political	Purchased	Embedded	Servicing
Level 3 Instruments Only	CDO’s	CLO’s	subdivisions	Options)	Options)	assets
	(In thousands)
Balance at beginning of period	$16,380	$28,782	$9,953	$11,764	$(14,316)	$9,963
Gains (losses) included in earnings	—	—	—	(64)	222	—
Changes in fair value of investment securities available for sale included in other comprehensive income	1,104	(554)	117	—	—	—
New instruments acquired	—	—	—	225	(290)	693
Principal repayments, sales, and amortization	—	1	(2)	—	1,507	(1,049)
Changes in fair value of servicing assets	—	—	—	—	—	233

Balance at end of period	$17,484	$28,229	$10,068	$11,925	$(12,877)	$9,840

	Total Fair Value Measurements
	(Quarter Ended June 30, 2010)
				Derivative	Derivative
	Investment securitiesavailable-for-sale			asset (S&P	liability (S&P
			Non-Agency	Purchased	Embedded	Servicing
	CDO’s	CLO’s	CMOs	Options)	Options)	assets
Level 3 Instruments Only	(In thousands)
Balance at beginning of period	$15,148	$23,235	$71,723	$6,464	$(10,931)	$7,569
Gains (losses) included in earnings	—	—	(623)	1,125	3,593	—
Changes in fair value of investment securities available for sale included in other comprehensive income	520	1,187	2,440	—	—	—
New instruments acquired	—	—	—	327	(537)	1,190
Principal repayments, sales, and amortization	—	—	(2,334)	(41)	402	(112)
Changes in fair value of servicing assets	—	—	—	—	—	638

Balance at end of period	$15,668	$24,422	$71,206	$7,875	$(7,473)	$9,285

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month periods ended June 30, 2011 and 2010:

	Total Fair Value Measurements
	(Six-Month Period Ended June 30, 2011)
	Investment securities available-for-sale
			Obligations of
			Puerto Rico	Derivative	Derivative
			Government	asset (S&P	liability (S&P
			and political	Purchased	Embedded	Servicing
Level 3 Instruments Only	CDO’s	CLO’s	subdivisions	Options)	Options)	assets
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$—	$9,870	$(12,830)	$9,695
Gains (losses) included in earnings	—	—	—	1,685	(1,284)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	1,341	2,678	65	—	—	—
New instruments acquired	—	—	10,005	370	(701)	1,213
Principal repayments, sales, and amortization	—	1	(2)	—	1,938	(1,657)
Changes in fair value of servicing assets	—	—	—	—	—	589

Balance at end of period	$17,484	$28,229	$10,068	$11,925	$(12,877)	$9,840

	Total Fair Value Measurements
	(Six-Month Period Ended June 30, 2010)
	Investment securities available-for-sale			Derivative	Derivative
				asset (S&P	liability (S&P
			Non-Agency	Purchased	Embedded	Servicing
Level 3 Instruments Only	CDO’s	CLO’s	CMOs	Options)	Options)	assets
	(In thousands)
Balance at beginning of period	$15,148	$23,235	$71,723	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	—	—	(623)	(2,569)	2,312	—
Changes in fair value of investment securities available for sale included in other comprehensive income	520	1,187	2,440	—	—	—
New instruments acquired	—	—	—	866	(879)	1,190
Principal repayments, sales, and amortization	—	—	(2,334)	(328)	637	(216)
Changes in fair value of servicing assets	—	—	—	—	—	1,191

Balance at end of period	$15,668	$24,422	$71,206	$4,433	$(7,473)	$9,285

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the six-month periods ended June 30, 2011 and 2010.

The table below presents a detail of investment securities available-for-sale classified as level 3 at June 30, 2011:

	June 30, 2011
		Unrealized
	Amortized	Gains	Fair	Weighted	Principal
Type	Cost	(Losses)	Value	Average Yield	Protection
	(In thousands)
Obligations of Puerto Rico Government and political subdivisions	$10,003	$65	$10,068	3.50%	N/A

Structured credit investments

CDO	$25,548	$(8,064)	$17,484	5.80%	6.22%
CLO	15,000	(3,689)	11,311	2.41%	7.60%
CLO	11,977	(2,583)	9,394	1.88%	26.18%
CLO	9,200	(1,676)	7,524	2.18%	20.64%

	$61,725	$(16,012)	$45,713	3.68%

Total	$71,728	$(15,947)	$55,781	3.65%

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
The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarter ended June 30, 2011 and the year ended December 31, 2010, and which were still included in the unaudited consolidated statements of financial condition as of such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting periods.

	Carrying value at
	June 30, 2011	December 31, 2010
	Level 3	Level 3
	(In thousands)	(In thousands)
Impaired commercial loans	$36,861	$25,898
Foreclosed real estate	28,949	26,840

	$65,810	$52,738

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
Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $36.9 million and $25.9 million at June 30, 2011 and December 31, 2010, respectively, with a valuation allowance of $1.2 million and $823 thousand at June 30, 2011 and December 31, 2010, respectively.
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
The estimated fair value and carrying value of the Group’s financial instruments at June 30, 2011 and December 31, 2010 is as follows:

	June 30,		December 31,
	2011		2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$281,029	$281,029	$448,946	$448,946
Trading securities	864	864	1,330	1,330
Investment securities available-for-sale	3,581,087	3,581,087	3,700,064	3,700,064
Investment securities held-to-maturity	858,226	863,779	675,721	689,917
Federal Home Loan Bank (FHLB) stock	23,779	23,779	22,496	22,496
Total loans (including loans held-for-sale)
Non-covered loans, net	1,199,724	1,164,706	1,150,945	1,151,868
Covered loans, net	530,702	542,543	600,421	620,711
Derivative assets	12,015	12,015	28,315	28,315
FDIC shared-loss indemnification asset	$431,129	437,434	430,383	471,872
Accrued interest receivable	26,430	26,430	28,716	28,716
Servicing assets	9,840	9,840	9,695	9,695
Financial Liabilities:
Deposits	2,420,965	2,385,231	2,585,922	2,588,888
Securities sold under agreements to repurchase	3,546,623	3,459,135	3,701,669	3,456,781
Advances from FHLB	292,278	281,747	303,868	281,753
FDIC-guaranteed term notes	107,411	105,834	106,428	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	31,812	31,812	42,470	42,470
Derivative liabilities	13,918	13,918	64	64
Accrued expenses and other liabilities	43,828	43,828	43,566	43,566

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2011 and December 31, 2010:
•	Cash and cash equivalents, money market investments, time deposits with other banks, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•	Investments in FHLB stock are valued at their redemption value.
•	The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.
•	The FDIC shared-loss indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.
•	The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group offers its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.
•	Fair value of interest rate swaps and options on interest rate swaps is based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.
•	The fair value of the covered and non-covered loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer, and leasing. Each loan segment is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate.

•	The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.
•	For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital notes have a par value of $36.1 million, and bear interest based on 3-month LIBOR plus 295 basis points (3.20% at June 30, 2011; 3.25% at December 31, 2010), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.
•	The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
•	The fair value of servicing assets is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
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

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended June 30, 2011 and 2010:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
			(In thousands)
Quarter Ended June 30, 2011
Interest income	$29,029	$—	$53,173	$82,202	$—	$82,202
Interest expense	(8,506)	—	(30,984)	(39,490)	—	(39,490)

Net interest income	20,523	—	22,189	42,712	—	42,712
Provision for non-covered loan and lease losses	(3,800)	—	—	(3,800)	—	(3,800)
Provision for covered loan and lease losses	—	—	—	—	—	-
Non-interest income	6,706	4,624	5,530	16,860	—	16,860
Non-interest expenses	(24,176)	(4,177)	(2,343)	(30,696)	—	(30,696)
Intersegment revenues	311	—	—	311	(311)	—
Intersegment expenses	—	(218)	(93)	(311)	311	—

Income (loss) before income taxes	$(436)	$229	$25,283	$25,076	$—	$25,076

Total assets as of June 30, 2011	$3,171,921	$14,340	$4,643,788	$7,830,049	$(747,502)	$7,082,547

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Quarter Ended June 30, 2010
Interest income	$29,403	$—	$50,441	$79,844	$—	$79,844
Interest expense	(10,242)	—	(32,639)	(42,881)	—	(42,881)

Net interest income	19,161	—	17,802	36,963	—	36,963
Provision for non-covered loan and lease losses	(4,100)	—	—	(4,100)	—	(4,100)
Non-interest income (loss)	8,549	3,651	(16,534)	(4,334)	—	(4,334)
Non-interest expenses	(20,711)	(4,824)	(2,315)	(27,850)	—	(27,850)
Intersegment revenues	376	(59)	—	317	(317)	—
Intersegment expenses	—	(264)	(53)	(317)	317	—

Income (loss) before income taxes	$3,275	$(1,496)	$(1,100)	$679	$—	$679

Total assets as of June 30, 2010	$3,753,299	$10,901	$5,022,707	$8,786,907	$(731,100)	$8,055,807

Following are the results of operations and the selected financial information by operating segment as of and for the six-month periods ended June 30, 2011 and 2010:

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
			(In thousands)
Six-month period ended June 30, 2011
Interest income	$61,093	$—	$99,017	$160,110	$—	$160,110
Interest expense	(17,884)	—	(62,352)	(80,236)	—	(80,236)

Net interest income	43,209	—	36,665	79,874	—	79,874
Provision for non-covered loan and lease losses	(7,600)	—	—	(7,600)	—	(7,600)
Provision for covered loan and lease losses	(549)	—	—	(549)	—	(549)
Non-interest income	13,454	9,376	1,560	24,390	—	24,390
Non-interest expenses	(48,415)	(8,195)	(4,876)	(61,486)	—	(61,486)
Intersegment revenues	723	—	—	723	(723)	—
Intersegment expenses	—	(506)	(217)	(723)	723	—

Income before income taxes	$822	$675	$33,132	$34,629	$—	$34,629

Total assets as of June 30, 2011	$3,171,921	$14,340	$4,643,788	$7,830,049	$(747,502)	$7,082,547

		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Six-month period ended June 30, 2010
Interest income	$47,043	$—	$103,136	$150,179	$—	$150,179
Interest expense	(18,513)	—	(65,227)	(83,740)	—	(83,740)

Net interest income	28,530	—	37,909	66,439	—	66,439
Provision for non-covered loan and lease losses	(8,114)	—	—	(8,114)	—	(8,114)
Non-interest income (loss)	11,032	8,454	(15,781)	3,705	—	3,705
Non-interest expenses	(33,903)	(8,024)	(6,315)	(48,242)	—	(48,242)
Intersegment revenues	720	763	—	1,483	(1,483)	—
Intersegment expenses	—	(1,400)	(83)	(1,483)	1,483	—

Income (loss) before income taxes	$(1,735)	$(207)	$15,730	$13,788	$—	$13,788

Total assets as of June 30, 2010	$3,753,299	$10,901	$5,022,707	$8,786,907	$(731,100)	$8,055,807

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2011	2010	Variance %	2011	2010	Variance %
EARNINGS DATA:
Interest income	$82,202	$79,844	3.0%	$160,110	$150,179	6.6%
Interest expense	39,490	42,881	-7.9%	80,236	83,740	-4.2%

Net interest income	42,712	36,963	15.6%	79,874	66,439	20.2%
Provision for non-covered loan and lease losses	3,800	4,100	-7.3%	7,600	8,114	-6.3%
Provision for covered loan and lease losses, net	—	—	0.0%	549	—	100.0%

Net interest income after provision for loan and lease losses	38,912	32,863	18.4%	71,725	58,325	23.0%
Non-interest income (loss)	16,860	(4,334)	-489.0%	24,390	3,705	558.3%
Non-interest expenses	30,696	27,850	10.2%	61,486	48,242	27.5%

Income before taxes	25,076	679	3593.1%	34,629	13,788	151.2%
Income tax expense (benefit)	(1,391)	34	-4191.2%	5,081	1,206	321.3%

Net Income	26,467	645	4003.4%	29,548	12,582	134.8%
Less: Dividends on preferred stock	(1,200)	(1,733)	-30.8%	(2,401)	(2,934)	-18.2%
Less: Allocation of undistributed earnings for participating preferred shares	—	(3,104)	-100.0%	—	(3,104)	-100.0%

Income available (loss) to common shareholders	$25,267	$(4,192)	-702.7%	$27,147	$6,544	314.8%
PER SHARE DATA:
Basic	$0.56	$(0.13)	-530.8%	$0.60	$0.22	172.7%

Diluted	$0.56	$(0.13)	-530.8%	$0.59	$0.22	168.2%

Average common shares outstanding and equivalents	45,135	33,053	36.6%	45,656	29,471	54.9%

Book value per common share	$14.91	$13.99	6.6%	$14.91	$13.99	6.6%

Tangible book value per common share	$14.83	$13.87	6.9%	$14.83	$13.87	6.9%

Market price at end of period	$12.89	$12.66	1.8%	$12.89	$12.66	1.8%

Cash dividends declared per common share	$0.05	$0.04	25.0%	$0.10	$0.08	25.0%

Cash dividends declared on common shares	$2,206	$1,322	66.9%	$4,475	$2,644	69.3%

PERFORMANCE RATIOS:
Return on average assets (ROA)	1.48%	0.03%	4833.3%	0.82%	0.37%	121.6%

Return on average common equity (ROE)	15.36%	-4.07%	-477.4%	8.26%	3.62%	128.2%

Equity-to-assets ratio	10.23%	9.05%	13.0%	10.23%	9.05%	13.0%

Efficiency ratio	57.89%	59.25%	-2.3%	61.08%	57.52%	6.2%

Expense ratio	1.26%	1.04%	21.2%	1.24%	0.95%	30.5%

Interest rate spread	2.58%	2.12%	21.7%	2.39%	1.96%	21.9%

Interest rate margin	2.63%	2.16%	21.8%	2.44%	2.03%	20.2%

SELECTED FINANCIAL DATA
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2011	2010	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$4,469,659	$4,413,957	1.3%
Loans and leases not covered under shared-loss agreements with the FDIC, net	1,164,706	1,151,868	1.1%
Loans and leases covered under shared-loss agreements with the FDIC, net	542,543	620,711	-12.6%

	$6,176,908	$6,186,536	-0.2%

Deposits and borrowings
Deposits	$2,385,231	$2,588,888	-7.9%
Securities sold under agreements to repurchase	3,459,135	3,456,781	0.1%
Other borrowings	455,476	466,140	-2.3%

	$6,299,842	$6,511,809	-3.3%

Stockholders’ equity
Preferred stock	$68,000	$68,000	0.0%
Common stock	47,808	47,808	0.0%
Additional paid-in capital	498,556	498,435	0.0%
Legal surplus	49,414	46,331	6.7%
Retained earnings	71,091	51,502	38.0%
Treasury stock, at cost	(45,386)	(16,732)	171.3%
Accumulated other comprehensive income	34,874	36,987	-5.7%

	$724,357	$732,331	-1.1%

Capital ratios
Leverage capital	9.74%	9.50%	2.5%

Tier 1 risk-based capital	30.40%	31.05%	-2.1%

Total risk-based capital	31.68%	32.33%	-2.0%

Tier 1 common equity to risk-weighted assets	27.40%	28.03%	-2.2%

Financial assets managed
Trust assets managed	$2,266,770	$2,175,270	4.2%

Broker-dealer assets gathered	$1,859,580	$1,695,634	9.7%

Total assets managed	$4,126,350	$3,870,904	6.6%

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
For the quarter ended June 30, 2011, the Group’s income available to common shareholders totaled $25.3 million, or $0.56 per basic and diluted earnings per common share. This compares to $4.2 million in loss to common shareholders, or ($0.13) per basic and diluted earnings per common share, respectively, for the quarter ended June 30, 2010. For the six-month period ended June 30, 2011, the Group’s income available to common shareholders totaled $27.1 million, or $0.60 and $0.59 per basic and diluted earnings per share common share, respectively, an increase from the six-month period ended June 30, 2010, where income available to common shareholders totaled $6.5 million or $0.22 per basic and diluted earnings per common share.
Highlights
•	Pre-tax operating income for the quarter ended June 30, 2011 of $18.5 million increased 23.1% from the quarter ended June 30, 2010, and for the six-month period ended June 30, 2011 increased 14.8% to $31.6 million from the same period in 2010.

	Quarter Ended		Six-Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
PRE-TAX OPERATING INCOME
Net interest income	$42,712	$36,963	$79,874	$66,439
Less provision for non-covered loan and lease losses	(3,800)	(4,100)	(7,600)	(8,114)
Core non-interest income:
Wealth management revenues	4,572	4,659	9,255	8,637
Banking service revenues	3,306	3,041	7,143	4,663
Mortgage banking activities	2,435	2,339	4,394	4,136

Total core non-interest income	10,313	10,039	20,792	17,436
Less non interest expenses	(30,696)	(27,850)	(61,486)	(48,242)

Total Pre-tax operating income	$18,529	$15,052	$31,580	$27,519

•	Operating revenues for the quarter ended June 30, 2011 increased 82.6%, or $26.9 million, to $59.6 million from the quarter ended June 30, 2010, and for the six-month period ended June 30, 2011, increased 48.6% to $104.3 million from the same period in 2010.

	Quarter Ended		Six-Month Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
OPERATING REVENUES
Net interest income	$42,712	$36,963	$79,874	$66,439
Non-interest income (loss), net	16,860	(4,334)	24,390	3,705

Total operating revenues	$59,572	$32,629	$104,264	$70,144

•	Income available to common shareholders for the quarter and six-month period ended June 30, 2011 increased to $25.3 million and $27.1 million, respectively, compared to a loss of $4.2 million and an income of $6.5 million for the same periods in 2010.

•	Diluted income per common share for the quarter and six-month period ended June 30, 2011 increased to $0.56 and $0.59, respectively, compared to a loss of $0.13 and an income of $0.22 for the same periods in 2010.

•	There were approximately 45.1 million and 45.7 million average common shares outstanding in the quarter and six-month period ended June 30, 2011, respectively, up 36.6% and 54.9% from the same periods in 2010.

•	Loan production for the quarter and six-month period ended June 30, 2011 totaled $116.7 million and $194.6 million, respectively, up 30.6% and 16.2% from the same periods in 2010. Commercial loan production for the quarter and six-month period ended June 30, 2011 of $45.6 million and $62.3 million, respectively, increased 125.5% and 54.5% from the same periods in 2010.

•	Net interest income for the quarter and six-month period ended June 30, 2011 was $42.7 million and $79.9 million, respectively, up 15.6% and 20.2% from the same period in 2010. The quarter increase from a year ago primarily reflects a 22.9% increase in interest income on mortgage backed securities, mainly as a result of lower premium amortization based on a slowdown in pre-payments during the quarter, a decrease of 7.7% in interest expense on securities sold under agreements to repurchase, and interest paid on the FDIC a purchase money promissory note during 2010. The six-month period increase from a year ago primarily reflects a 135.5% increase in interest income on covered loans, and interest paid on the FDIC a purchase money promissory note during 2010.

•	Core retail deposit cost for the quarter and six-month period ended June 30, 2011 was 1.83% and 1.91%, respectively, down 54 basis points and 45 basis points, respectively, from the same periods in 2010, primarily due to the maturing of higher-priced retail certificates of deposit.

•	Book value per share was $14.91 at June 30, 2011 compared to $14.33 at December 31, 2010; total stockholders’ equity was $724.4 million (which reflects approximately $29.1 million in stock repurchases during the first two quarters of 2011), compared to $732.3 million at December 31, 2010; and tangible common equity to total assets was 9.22% compared to 9.04% at December 31, 2010.
Other Highlights
•	Net interest margin of 2.63% and 2.44% for the quarter and six-month period ended June 30, 2011, respectively, increased 47 basis points and 38 basis points from the same periods in 2010.

•	Up to March 31, 2011, residential mortgage loans well collateralized and in process of collection were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed on a prospective basis its policy, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time of changing the policy were also placed on non-accrual status, and the interest receivable on such loans at the time of changing the policy is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary. On April 1, 2011, mortgage loans between 90 and 365 days past due that were placed in non-accrual status amounted to $39.8 million.

•	The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans as certain interest receivable accrued in prior years was deemed to be uncollectible, which represents a decrease of $0.4 and $0.03 in earnings per common share for the quarter and six-month period June 30, 2011, respectively.

•	Total interest income for the quarter and six-month period ended June 30, 2011, increased 3.0% and 6.6%, respectively, as compared to the same periods in 2010, to $82.2 million and $160.1 million. Excluding the previously mentioned adjustment, interest income from non-covered loans remained level, while interest income from covered loans increased, due to one less month of interest during 2010.

•	Total interest expense for the quarter and six-month period ended June 30, 2011, fell 7.9% and 4.2%, respectively, to $39.5 million and $80.2 million as compared to the same periods in 2010. For the quarter, this reflects both lower cost of deposits (1.89% vs. 2.08%) and of securities sold under agreements to repurchase (2.72% vs. 2.86%). For the six-month period, this also reflects both lower cost of deposits (1.90% vs. 2.37%) and of securities sold under agreements to repurchase (2.75% vs. 2.84%).

•	Provision for non-covered loans for the quarter and six-month period ended June 30, 2011, decreased 7.3% and 6.3%, respectively, to $3.8 million and $7.6 million as compared to the same periods in 2010. Provision for covered loans for the six-month period ended June 30, 2011 was $549 thousand, no provision for covered loans was deemed necessary during the quarter ended June 30, 2011.

•	Net interest income after provision for loan and lease losses for the quarter and six-month period ended June 30, 2011, increased 18.4% and 23.0%, respectively, to $38.9 million and $71.7 million as compared to the same periods in 2010. Net interest margin for the quarter and six-month period ended June 30, 2011, expanded to 2.63% and 2.44%, respectively, from 2.16% and 2.03% as compared to the same periods in 2010.

•	Assets under management, which generate recurring non-interest income, rose 6.6% to $4.1 billion at June 30, 2011, from $3.9 billion at December 31, 2010.

•	Income from mortgage banking activities for the quarter and six-month period ended June 30, 2011, increased 4.1% and 6.2%, respectively, to $2.4 million and $4.4 million as compared to the same periods in 2010; as the Group obtained favorable pricing of mortgages sold into the secondary market.

•	Non-interest expenses of $30.7 million and $61.5 million for the quarter and six-month period ended June 30, 2011, respectively, were $2.8 million and $13.2 million greater than in the same periods in 2010. These increases are mostly related to higher expenses as a result of the FDIC-assisted acquisition.

•	Net credit losses (excluding loans covered under shared-loss agreements with the FDIC) of $2.3 million and $4.8 million during the quarter and six-month period ended June 30, 2011, respectively, represented an increase of $0.2 million and $1.4 million from the same periods in 2010. Non-performing loans (NPLs) increased 6.0% from December 31, 2010. The Group does not expect NPLs to result in significantly higher losses as most loans are well-collateralized residential mortgages with adequate loan-to-value ratios.

•	Core retail deposits, which excludes institutional and brokered deposits, decreased 2.2% to $2.0 billion from December 31, 2010, while the Group strategically reduced institutional and brokered deposits by $159.9 million. Total borrowings declined 0.2% due to a reduction of short-term borrowings.

•	Investment securities of $4.5 billion increased 1.3%, or $55.7 million, from December 31, 2010. This reflects a reduction of 3.2%, or $119.0 million, in the available-for-sale portfolio, due to the maturity of FNMA and FHLMC certificates, and an increase of 25.2%, or $173.9 million, in the held-to-maturity portfolio.

•	Approximately 97% of the Group’s investment portfolio consists of agency mortgage-backed securities guaranteed or issued by FNMA, FHLMC or GNMA.
Share Count
•	There were 44.0 million common shares outstanding at June 30, 2011, a decrease of 5.0% from December 31, 2010 due to the Group’s stock repurchase programs.

•	On June 29, 2011, the Group announced completion of its $30 million common stock repurchase program and the adoption of a new program to purchase an additional $70 million in shares in the open market.

•	Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares, equal to approximately 5.5% of shares outstanding, at an average price of $12.10 per share. As part of this program, during the second quarter, the Group returned $16.6 million to shareholders, buying back 1,377,724 shares, at an average price of $12.08 per share.

Capital
•	The Group continues to maintain regulatory capital ratios well above the requirements for a well-capitalized institution.

•	At June 30, 2011, the Leverage Capital Ratio was 9.74%, Tier-1 Risk-Based Capital Ratio was 30.40%, and Total Risk-Based Capital Ratio was 31.68%.
Non-Operating Items
Non-operating items included the following major items:
•	$9.1 million gain on the sale of investment securities with a book value of $156.3 million as the Group took advantage of market opportunities.

•	$3.6 million in derivative loss from the strategic decision to sell the Group’s remaining swap options, purchase new swaps to manage interest rate exposure, and apply hedge accounting to them. As a result, fluctuations in valuation of the swaps that meet the hedge effectiveness requirements are recorded in other comprehensive income.

•	$3.0 million tax benefit from the settlement of various tax contingencies.

•	Accretion of $1.0 million and $2.2 million for the quarter and six-month period ended June 30, 2011, respectively, of the FDIC loss-share indemnification asset related to the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank. The estimated fair value of this asset was determined by discounting the projected cash flows related to the shared-loss agreements based on expected reimbursements, primarily for credit losses on covered assets. The time value of money incorporated into the present value computation is accreted over the shorter of the shared-loss agreements’ terms or the holding period of the covered assets.

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2011	2010	2011	2010	2011	2010
A – TAX EQUIVALENT SPREAD
Interest-earning assets	$82,202	$79,844	5.06%	4.67%	$6,492,652	$6,844,314
Tax equivalent adjustment	11,294	23,193	0.70%	1.36%	—	—

Interest-earning assets – tax equivalent	93,496	103,037	5.76%	6.03%	6,492,652	6,844,314
Interest-bearing liabilities	39,490	42,881	2.48%	2.54%	6,369,220	6,760,020

Tax equivalent net interest income / spread	54,006	60,156	3.28%	3.49%	123,432	84,294

Tax equivalent interest rate margin			3.33%	3.52%

B – NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	52,903	50,299	4.82%	4.31%	4,390,426	4,663,716
Trading securities	—	2	—	4.26%	1,212	188
Money market investments	270	143	0.31%	0.11%	349,940	505,183

	53,173	50,444	4.49%	3.90%	4,741,578	5,169,087

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	11,349	14,188	5.16%	6.12%	879,559	925,079
Commercial	3,500	2,964	5.78%	5.85%	242,035	202,802
Leasing	286	—	7.45%	—	15,353	—
Consumer	834	661	8.05%	10.15%	41,431	26,062

	15,969	17,813	5.42%	6.17%	1,178,378	1,153,943

Loans covered under shared-loss agreements witht the FDIC:
Loans secured by residential properties	3,385	2,611	7.64%	7.71%	177,277	135,499
Commercial and construction	7,516	6,243	8.20%	8.50%	366,738	293,726
Leasing	1,794	2,333	11.02%	12.20%	65,126	76,471
Consumer	365	400	8.58%	10.26%	17,030	15,588
Allowance for loan and lease losses on covered loans	—	—	—	—	(53,475)	—

	13,060	11,587	9.12%	8.89%	572,696	521,284

	29,029	29,400	6.63%	7.02%	1,751,074	1,675,227

	82,202	79,844	5.06%	4.67%	6,492,652	6,844,314

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	173,473	124,801
Now accounts	3,081	3,831	1.61%	2.25%	764,872	681,308
Savings and money market	832	726	1.40%	1.63%	238,507	178,137
Individual retirement accounts	2,451	2,573	2.74%	3.08%	358,385	334,575
Retail certificates of deposits	2,839	2,968	2.40%	3.05%	472,325	388,882

Total retail deposits	9,203	10,098	1.83%	2.37%	2,007,562	1,707,703

Institutional deposits	920	747	1.67%	0.67%	220,660	447,164
Brokered deposits	1,465	1,106	2.68%	3.09%	218,430	143,398

Total wholesale deposits	2,385	1,853	2.17%	1.26%	439,090	590,561

	11,588	11,951	1.89%	2.08%	2,446,652	2,298,265

Borrowings:

Securities sold under agreements to repurchase	23,512	25,487	2.72%	2.86%	3,462,117	3,567,219
Advances from FHLB and other borrowings	3,061	3,053	3.84%	3.70%	319,004	330,340
FDIC-guaranteed term notes	1,021	1,021	3.88%	3.88%	105,364	105,369
Purchase money note issued to the FDIC	—	1,064	—	1.01%	—	422,744
Subordinated capital notes	308	305	3.41%	3.38%	36,083	36,083

	27,902	30,930	2.85%	2.77%	3,922,568	4,461,755

	39,490	42,881	2.48%	2.54%	6,369,220	6,760,020

Net interest income / spread	$42,712	$36,963	2.58%	2.12%

Interest rate margin			2.63%	2.16%

Excess of average interest-earning assets over average interest-bearing liabilities					$123,432	$84,294

Average interest-earning assets to average interest-bearing liabilities ratio					101.94%	101.25%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(4,172)	$6,901	$2,729
Loans	1,520	(1,891)	(371)

	(2,652)	5,010	2,358

Interest Expense:
Deposits	772	(1,135)	(363)
Securities sold under agreements to repurchase	(751)	(1,224)	(1,975)
Other borrowings	(1,169)	116	(1,053)

	(1,148)	(2,243)	(3,391)

Net Interest Income	$(1,504)	$7,253	$5,749

TABLE 1/A — YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2011	2010	2011	2010	2011	2010
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$160,111	$150,179	4.89%	4.65%	$6,548,676	$6,457,678
Tax equivalent adjustment	22,618	23,193	0.69%	0.72%	—	—

Interest-earning assets — tax equivalent	182,729	173,372	5.58%	5.37%	6,548,676	6,457,678
Interest-bearing liabilities	80,235	84,644	2.50%	2.69%	6,426,453	6,288,282

Tax equivalent net interest income / spread	102,494	88,728	3.08%	2.68%	122,223	169,396

Tax equivalent interest rate margin			3.13%	2.75%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	98,497	102,955	4.45%	4.42%	4,425,902	4,658,607
Trading securities	—	3	—	2.64%	1,078	227
Money market investments	520	185	0.29%	0.10%	354,076	386,167

	99,017	103,143	4.14%	4.09%	4,781,056	5,045,001

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	24,613	28,675	5.56%	6.17%	885,724	928,869
Commercial	7,004	5,730	5.91%	5.77%	237,129	198,602
Leasing	561	—	8.61%	—	13,029	—
Consumer	1,630	1,045	8.26%	8.51%	39,471	24,562

	33,808	35,450	5.75%	6.15%	1,175,353	1,152,033

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	6,881	2,610	7.63%	7.70%	180,343	67,750
Commercial and construction	15,274	6,243	8.13%	8.50%	375,914	146,863
Leasing	4,278	2,333	12.29%	12.20%	69,636	38,236
Consumer	852	400	9.59%	10.26%	17,777	7,794
Allowance for loan and lease losses on covered loans	—	—	—	—	(51,403)	—

	27,285	11,586	9.21%	8.89%	592,267	260,643

	61,093	47,036	6.91%	6.66%	1,767,620	1,412,676

	160,110	150,179	4.89%	4.65%	6,548,676	6,457,677

Interest-bearing liabilities: Deposits:
Non-interest bearing deposits	—	—	—	—	171,324	97,778
Now accounts	6,651	7,327	1.72%	2.24%	771,220	653,230
Savings and money market	1,859	1,135	1.53%	1.65%	243,108	137,412
Individual retirement accounts	5,084	5,101	2.83%	3.13%	359,367	325,791
Retail certificates of deposits	5,693	4,999	2.40%	3.27%	474,945	360,592

Total retail deposits	19,287	18,562	1.91%	2.47%	2,019,964	1,574,803

Institutional deposits	1,823	2,193	1.53%	1.48%	237,832	297,013
Brokered deposits	2,692	2,439	2.19%	3.09%	245,413	157,723

Total wholesale deposits	4,515	4,632	1.87%	2.04%	483,245	454,736

	23,802	23,194	1.90%	2.37%	2,503,209	2,029,539

Borrowings:

Securities sold under agreements to repurchase	47,671	50,772	2.75%	2.84%	3,462,187	3,578,138
Advances from FHLB and other borrowings	6,110	6,065	3.83%	3.70%	319,372	327,544
FDIC-guaranteed term notes	2,042	2,042	3.87%	3.87%	105,602	105,605
Purchase money note issued to the FDIC	—	1,064	—	1.01%	—	211,372
Subordinated capital notes	611	603	3.39%	3.34%	36,083	36,083

	56,434	60,546	2.88%	2.84%	3,923,244	4,258,742

	80,236	83,740	2.50%	2.69%	6,426,453	6,288,281

Net interest income / spread	$79,874	$66,439	2.39%	1.96%

Interest rate margin			2.44%	2.03%

Excess of average interest-earning assets over average interest-bearing liabilities					$122,223	$169,396

Average interest-earning assets to average interest-bearing liabilities ratio					101.90%	102.69%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(5,396)	$1,270	$(4,126)
Loans	15,459	(1,402)	14,057

	10,063	(132)	9,931

Interest Expense:
Deposits	5,413	(4,805)	608
Securities sold under agreements to repurchase	(1,645)	(1,456)	(3,101)
Other borrowings	(1,216)	205	(1,011)

	2,552	(6,056)	(3,504)

Net Interest Income	$7,511	$5,924	$13,435

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
Net interest income amounted to $42.7 million and $79.9 million for the quarter and six-month period ended June 30, 2011, respectively, an increase of 15.6% and 20.2% from $37.0 million and $66.4 million for the same periods in 2010. This increase reflects a 3.0% and 6.6% increase in interest income for the quarter and six-month period ended June 30, 2011, respectively.
Interest rate spread increased 46 basis points to 2.58% for the quarter ended June 30, 2011 from 2.12% in the quarter ended June 30, 2010, and increased 43 basis point to 2.39% for the six-month period ended June 30, 2011 from 1.96% for the same period in 2010. These increases in the spread reflect a decrease of 6 basis points in the average cost of funds to 2.48% in the quarter ended June 30, 2011 from 2.54% in the quarter ended June 30, 2010, a 39 basis points increase in the average yield of interest earning assets to 5.06% in the quarter ended June 30, 2011 from 4.67% in the quarter ended June 30, 2010, a 19 basis point decrease in the average cost of funds to 2.50% in the six-month period ended June 30, 2011 from 2.69% for the same period in 2010, and a 24 basis point increase in the average yield of interest earning assets to 4.89% in the six-month period ended June 30, 2011 from 4.65% for the same period in 2010, as further explained below.
The increase in interest income for the quarter was primarily the result of a $5.0 million increase in rate variance, partially offset by a decrease of $2.7 million in volume variance. The six-month period increase in interest income was primarily the result of a $10.1 million increase in volume variance, partially offset by a decrease of $131 thousand in rate variance. Interest income from loans decreased 1.3% to $29.0 million and increased 29.9% to $61.1 million for the quarter and six-month period ended June 30, 2011, respectively, mainly due to the contribution of loans acquired. Interest income on investments increased 5.4% to $53.2 million and decreased 4.0% to $99.0 million for the quarter and six-month period ended June 30, 2011, compared to $50.4 million and $103.1 million for the same periods in 2010, reflecting an increase in yield for the quarter, mainly as a result of lower premium amortization based on a slowdown in pre-payments, and a decrease in average balance for the six-month period.
Interest expense decreased 7.9% and 4.2% reaching $39.5 million and $80.2 million for the quarter and six-month period ended June 30, 2011, respectively. The quarter decrease was primarily the result of a $2.2 million decrease in rate variance, and a decrease of $1.1 million in volume variance. The six-month period decrease was primarily the result of a $6.1 million decrease in rate variance, partially offset by an increase of $2.6 million in volume variance. These decreases are due to a reduction in the cost of funds, which decreased 6 basis points and 19 basis points from the previous year quarter and six-month period to 2.48% and 2.50%, respectively. Reduction in the cost of funds is mostly due to a reduction in the rate paid on deposits, mainly due to the premium amortization on certificates of deposit assumed in the FDIC-assisted acquisition and due to the maturing of higher-priced retail certificate of deposits. For the quarter and six-month period ended June 30, 2011, the cost of deposits decreased by 19 basis points and 47 basis points to 1.89% and 1.90% compared to 2.08% and 2.37% for the same periods in 2010. Also, the maturity of $100.0 million in securities sold under agreements to repurchase in August 2010 contributed to the reduction in the cost of funds.
For the quarter and six-month period ended June 30, 2011, the average balances of total interest-earning assets were $6.493 billion and $6.549 billion, respectively, a 5.1% decrease and 1.4% increase from the same period in 2010. The decrease in the quarterly average balance of interest-earning assets was mainly attributable to an 8.3% decrease in average investments, and partially offset by a 4.5% increase in average loans. The increase in the year-to-date average balance of interest-earning assets was mainly attributable to the contribution made to average balances by covered loans acquired in the FDIC-assisted acquisition, which averaged $592.3 million, accompanied by a 2.0% increase in average non-covered loans, and partially offset by a 5.2% decrease in average investments. As of June 30, 2011, the Group had $281.0 million in cash and cash equivalents versus $448.9 million as of December 31, 2010.
For the quarter and six-month period ended June 30, 2011, the average yield on interest-earning assets was 5.06% and 4.89%, respectively, compared to 4.67% and 4.65% for the same periods in 2010. This increase was mainly due to higher average yields in the loan portfolio, mainly due to the aforementioned covered loans acquired in the FDIC-assisted acquisition with an average yield of 9.12% and 9.21% for the quarter and six-month period ended June 30, 2011, respectively. Also, the investment portfolio yield increased to 4.49% and 4.14% in the quarter and six-month period ended June 30, 2011, versus 3.90% and 4.09% for the same periods in 2010.
TABLE 2 — NON-INTEREST INCOME SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	Quarter ended June 30,			Six-month Period ended June 30,
	2011	2010	Variance %	2011	2010	Variance %
Wealth management revenues	$4,572	$4,659	-1.9%	$9,255	$8,637	7.2%
Banking service revenues	3,306	3,041	8.7%	7,143	4,663	53.2%
Mortgage banking activities	2,435	2,339	4.1%	4,394	4,136	6.2%

Total banking and wealth management revenues	10,313	10,039	2.7%	20,792	17,436	19.2%

Total other-than-temporarily impaired securities	—	(1,796)	-100.0%	—	(41,386)	-100.0%
Portion of loss on securities recognized in other comprehensive income	—	—	0.0%	—	38,958	-100.0%

Other-than-temporary impairments on securities	—	(1,796)	-100.0%	—	(2,428)	-100.0%

Accretion of FDIC loss-share indemnification asset	1,020	1,314	-22.4%	2,231	1,314	69.8%
Fair value adjustment on FDIC equity appreciation instrument	—	909	-100.0%	—	909	-100.0%
Net gain (loss) on:
Sale of securities	9,132	11,833	-22.8%	9,130	23,853	-61.7%
Derivatives	(3,603)	(26,615)	-86.5%	(7,571)	(37,251)	-79.7%
Trading securities	(6)	1	-700.0%	(37)	(2)	1750.0%
Foreclosed real estate	(3)	(26)	-88.5%	(135)	(143)	-5.6%
Other	7	7	0.0%	(20)	17	-217.6%

	6,547	(14,373)	-145.6%	3,598	(13,731)	-126.2%

Total non-interest income (loss)	$16,860	$(4,334)	-489.0%	$24,390	$3,705	558.3%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities.
Non-interest income totaled $16.9 million and $24.4 million for the quarter and six-month period ended June 30, 2011, an increase of $21.2 million and $28.1 million, when compared to a non-interest loss of $4.3 million and a non-interest income of $3.7 million during the same periods in 2010. These increases are mainly related to the fact that during the quarter and six-month period ended June 30, 2011 the Group did not record significant losses on derivatives as compared to the same periods in 2010. During the quarter ended June 30, 2011, the Group recorded $3.6 million in derivative losses, primarily as a result of the strategic decision to sell remaining swap options at a loss of $2.2 million and purchase new swaps to manage interest rate risk and apply hedge accounting to them. Following the same strategic decision, for the six-month period ended June 30, 2011, the Group entered into new swaps with an aggregate notional amount of $1.43 billion designated as cash flow hedges. An unrealized loss of $13.9 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2011.
Wealth management revenues, consisting of commissions and fees from fiduciary activities, from securities brokerage, and from insurance activities, decreased 1.9% to $4.6 million and increased 7.2% to $9.3 million in the quarter and six-month period ended June 30, 2011, from $4.7 million and $8.6 million for the same periods in 2010. Banking service revenues, consisting primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 8.7% to $3.3 million and 53.2% to $7.1 million in the quarter and six-month period ended June 30, 2011 from $3.0 million and $4.7 million for the same periods in 2010.

These increases are attributable to increases in electronic banking service fees and fees generated from the customers of the former Eurobank banking business.
Income generated from mortgage banking activities increased 4.1% to $2.4 million and 6.2% to $4.4 million in the quarter and six-month period ended June 30, 2011, from $2.3 million and $4.1 million for the same periods in 2010, mainly as a result of favorable pricing of mortgages sold into the secondary market.
During the quarter and six-month period ended June 30, 2010, the Group recorded other-than-temporary impairment losses of $1.8 million and $2.4 million, respectively. There were no other-than-temporary impairment losses recorded for the quarter and six-month period ended June 30, 2011.
TABLE 3 — NON-INTEREST EXPENSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2011	2010	Variance %	2011	2010	Variance %
Compensation and employee benefits	$11,230	$10,433	7.6%	$22,918	$18,683	22.7%
Professional and service fees	5,750	3,920	46.7%	11,201	6,073	84.4%
Occupancy and equipment	4,214	4,404	-4.3%	8,619	7,998	7.8%
Insurance	1,646	1,733	-5.0%	3,632	3,566	1.9%
Electronic banking charges	1,155	1,112	3.9%	2,610	1,791	45.7%
Taxes, other than payroll and income taxes	858	1,261	-32.0%	2,237	2,118	5.6%
Advertising, business promotion, and strategic initiatives	1,508	1,364	10.6%	2,700	2,064	30.8%
Loan servicing and clearing expenses	1,076	793	35.7%	2,097	1,518	38.1%
Foreclosure and repossession expenses	761	523	45.5%	1,490	825	80.6%
Communication	425	735	-42.2%	822	1,078	-23.7%
Director and investors relations	339	388	-12.6%	625	703	-11.1%
Printing, postage, stationery and supplies	362	292	24.0%	644	495	30.1%
Other operating expenses	1,372	892	53.8%	1,891	1,330	42.2%

Total non-interest expenses	$30,696	$27,850	10.2%	$61,486	$48,242	27.5%

Relevant ratios and data:
Efficiency ratio	57.9%	59.3%		61.1%	57.5%

Expense ratio	1.3%	1.0%		1.2%	1.0%

Compensation and benefits to non-interest expense	36.6%	37.5%		37.3%	38.7%

Compensation to total assets owned	0.63%	0.52%		0.65%	0.46%

Average number of employees	728	522		726	528

Average compensation per employee	$61.7	$79.9		$63.1	$70.8

Assets owned per average employee	$9,729	$15,433		$9,756	$15,257

Non-interest expenses for the quarter ended June 30, 2011 increased 10.2% to $30.7 million, compared to $27.9 million for the same period in 2010. For the six-month period ended June 30, 2011, non-interest expense reached $61.5 million, representing an increase of 27.5% compared to $48.2 million for the same period in 2010. The increase in non-interest expenses is primarily driven by higher compensation and employee benefits and by higher professional and service fees.

Compensation and employee benefits increased 7.6% and 22.7% to $11.2 million and $22.9 million for the quarter and six-month period ended June 30, 2011, respectively, from $10.4 million and $18.7 million for the same periods in 2010, mainly because of the integration of former Eurobank employees after April 30, 2010. Average employees reached 728 and 726 for the quarter and six-month period ended June 30, 2011, respectively, compared to 522 and 528 for the same periods in 2010. The increase is also driven by the recruitment of commercial banking personnel as part of the Group’s strategy to continue strengthening this business segment.
Professional and service fees for the quarter and six-month period ended June 30, 2011 increased 46.7% and 84.4%, respectively, from the same periods in 2010, mainly due to expenses for servicing the loans acquired in the FDIC-assisted acquisition. The servicing of these acquired loans commenced in late June 2010.
Occupancy and equipment expense decreased 4.3% and increased 7.8% to $4.2 million and $8.6 million for the quarter and six-month period ended June 30, 2011, compared to the same periods in 2010. The six-month period increase is mainly driven by the integration of new branches after the FDIC-assisted acquisition.
Increases in electronic banking charges for the quarter and six-month period ended June 30, 2011, compared to the same periods in 2010, are mainly due to increases in point-of-sale (“POS”) transactions and in transactions by new customers from the FDIC-assisted acquisition.
Increases in taxes, other than payroll and income taxes, for the six-month period ended June 30, 2011, as compared to same period in 2010, are principally due to an increase in municipal license and property tax, which is based on business volume and assets. The increase in overall business volume and assets is also related to the addition of new branches and the assets acquired in the FDIC-assisted acquisition.
Advertising, business promotion, and strategic initiatives for the quarter and six-month period ended June 30, 2011 increased 10.6% and 30.8%, respectively, as compared to the same periods in 2010, mainly due to the Group’s launch of a new logo together with its rebranding efforts, and a strong IRA marketing campaign that this year began earlier than in 2010.
In the six-month period ended June 30, 2011, insurance expenses, loan servicing and clearing expenses and other operating expenses increased 1.9%, 38.1% and 42.2%, respectively, and communication expenses and director and investor relations decreased 23.7% and 11.1% compared to the six-month period ended June 30, 2010.
The non-interest expenses results reflect an efficiency ratio of 57.9% and 61.1% for the quarter and six-month period ended June 30, 2011, compared to 59.3% and 57.5% for the quarter and six-month period ended June 30, 2010. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to gains of $6.5 million and $3.6 million for the quarter and six-month period ended June 30, 2011, respectively, compared to losses of $14.4 million and $13.7 million for the quarter and six-month period ended June 30, 2010, respectively.
For the quarter ended June 30, 2011, the Group recorded an income tax benefit of $1.4 million, as compared to an expense of $34 thousand for the same quarter in 2010. The variance is attributed to various contingencies settled with the Puerto Rico Treasury Department during the quarter ended June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had accrued for this purpose. As part of the settlement reached, all taxable years prior to 2010 are closed for purposes of any assessments of additional income taxes by the Puerto Rico Treasury Department. Also, mortgage tax credits amounting to $2.6 million will be available during the years 2011 and 2012, at $1.3 million per year, to offset any taxable income. For the six-month period ended June 30, 2011, the income tax expense was $5.1 million, as compared to an expense of $1.2 million for the same period in 2010. This increase reflects a $5.4 million expense related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30% as a result of the newly enacted 2011 Code, partially reduced by the aforementioned contingencies settled during the quarter ended June 30, 2011. The Group expects to obtain benefits from this reduction in tax rates on future corporate tax filings. For the quarter and six-month period ended June 30, 2011 the effective tax rate of the Group reached (5.55%) and 14.67% compared to 5.00% and 8.75% for the same periods in 2010. Included in the aforementioned effective tax rate of 14.67% for the six-month period ended June 30, 2011, are the effect of the change in enacted tax rate of 15.48% and the effect of the benefits recorded from the settlement of contingencies with the Puerto Rico Treasury Department of (8.81%).

TABLE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

				Six-Month Period Ended
	Quarter Ended June 30,		Variance	June 30,		Variance
	2011	2010	%	2011	2010	%
Non-covered loans
Balance at beginning of period	$32,727	$25,977	26.0%	$31,430	$23,272	35.1%
Provision for non-covered loan and lease losses	3,800	4,100	-7.3%	7,600	8,115	-6.3%
Charge-offs	(2,373)	(2,215)	7.1%	(5,010)	(3,607)	38.9%
Recoveries	75	140	-46.4%	209	222	-6.3%

Balance at end of period	$34,229	$28,002	22.2%	$34,229	$28,002	22.2%

Six-Month
Period Ended
June 30, 2011
2011
Covered loans
Balance at beginning of period	$49,286
Provision for covered loan and lease losses, net	549
FDIC shared-loss portion on provision for covered loan and lease losses	3,201

Balance at end of period	$53,036

No provision for covered loans was deemed necessary during the quarter ended June 30, 2011. No allowance for loan and lease losses on covered loans was recorded for the quarter and six-month period ended June 30, 2010.

TABLE 5 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,
	2011	2010	Variance (%)
		(Dollars in thousands)
Mortgage	$17,770	$16,179	9.8%
Commercial	13,800	11,153	23.7%
Consumer	1,520	2,286	-33.5%
Leasing	868	860	0.9%
Unallocated allowance	271	952	-71.5%

	$34,229	$31,430	8.9%

Allowance composition:
Mortgage	51.91%	51.48%	0.8%
Commercial	40.32%	35.49%	13.6%
Consumer	4.44%	7.27%	-38.9%
Leasing	2.54%	2.74%	-7.3%
Unallocated allowance	0.79%	3.03%	-73.9%

	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.09%	1.85%	13.0%
Commercial	5.21%	4.76%	9.5%
Consumer	4.22%	6.24%	-32.4%
Leasing	5.07%	8.38%	-39.5%
Unallocated allowance to total loans	0.02%	0.08%	-75.0%

Total allowance to total loans	2.85%	2.72%	4.8%

Allowance coverage ratio to non-performing loans:
Mortgage	18.95%	16.51%	14.8%
Commercial	39.36%	47.22%	-16.6%
Consumer	198.69%	300.00%	-33.8%
Leasing	667.69%	2457.14%	-72.8%

Total	26.38%	25.59%	3.1%

TABLE 6 — NET CREDIT LOSSES STATISTICS ON NON-COVERED LOAN AND LEASES
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2011	2010	%	2011	2010	%
	(In thousands)			(In thousands)
Mortgage
Charge-offs	$(1,268)	$(1,343)	-5.6%	$(3,088)	$(2,439)	26.6%
Recoveries	—	76	-100.0%	44	76	-42.1%

	(1,268)	(1,267)	0.1%	(3,044)	(2,363)	28.8%

Commercial
Charge-offs	(729)	(391)	86.4%	(1,038)	(500)	107.6%
Recoveries	16	11	45.5%	53	22	140.9%

	(713)	(380)	87.6%	(985)	(478)	106.0%

Consumer
Charge-offs	(345)	(481)	-28.3%	(792)	(668)	18.6%
Recoveries	58	53	9.4%	111	125	-11.2%

	(287)	(428)	-32.9%	(681)	(543)	25.5%

Leasing
Charge-offs	(31)	—	0.0%	(92)	—	0.0%
Recoveries	1	—	0.0%	1	—	0.0%

	(30)	—	0.0%	(91)	—	0.0%

Net credit losses
Total charge-offs	(2,373)	(2,215)	7.1%	(5,010)	(3,607)	38.9%
Total recoveries	75	140	-46.4%	209	222	-5.9%

	$(2,298)	$(2,075)	10.7%	$(4,801)	$(3,385)	41.8%

Net credit losses to average loans outstanding:
Mortgage	0.58%	0.55%	5.3%	0.69%	0.51%	35.3%

Commercial	1.18%	0.75%	57.3%	0.83%	0.48%	72.5%

Consumer	2.77%	6.57%	-57.9%	3.45%	4.43%	22.1%

Leasing	0.78%	0.00%	-100.0%	1.39%	0.00%	-100.0%

Total	0.78%	0.72%	8.4%	0.82%	0.59%	39.0%

Recoveries to charge-off’s	3.15%	6.32%	-50.2%	4.17%	6.15%	-32.2%

Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$879,559	$925,079	-4.9%	$885,724	$928,869	-4.6%
Commercial	242,035	202,802	19.3%	237,129	198,602	19.4%
Consumer	41,431	26,062	59.0%	39,471	24,562	60.7%
Leasing	15,353	—	100.0%	13,029	—	100.0%

Total	$1,178,378	$1,153,943	2.1%	$1,175,353	$1,152,033	2.0%

The provision for non-covered loan and lease losses for the quarter ended June 30, 2011 totaled $3.8 million, a 7.3% decrease from the $4.1 million reported for the same quarter in 2010. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter ended June 30, 2011 was sufficient in order to maintain the allowance for loan and lease losses at an adequate level. The allowance for loan and lease losses provides for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses.
Net credit losses slightly increased $222 thousand, to $2.3 million, representing 0.78% of average non-covered loans outstanding, versus 0.42% in the same period in 2010. The allowance for non-covered loan and lease losses increased to $34.2 million (2.85% of total non-covered loans) at June 30, 2011, compared to $28.0 million (2.41% of total non-covered loans) at December 31, 2010.
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
Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At June 30, 2011, the total investment in impaired commercial loans was $36.9 million, compared to $25.9 million at December 31, 2010. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $1.2 million and $823 thousand at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the total investment in impaired mortgage loans was $45.2 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.9 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.
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

In the current year, the Group has not substantively changed in any material respect its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the allowance for loan and lease losses in the quarter and six-month period ended June 30, 2011.
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
As a result of a net credit impairment attributable to various pools of loans covered under the shared-loss agreements with the FDIC, the Group recorded a net provision for covered loan and lease losses of $549 thousand during the six-month period ended June 30, 2011. This impairment consists of $4.2 million in gross estimated losses, less a $3.6 million increase in the FDIC shared-loss indemnification asset. No provision was recorded during the quarter ended June 30, 2011.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS
AS OF JUNE 30, 2011

	Higher-Risk Residential Mortgage Loans*
	Junior Lien Mortages			Interest Only Loans			High Loan-to-Value Ratio Mortgages
							LTV 90% to 100%
	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$19,672	$447	2.27%	$32,357	$832	2.57%	$95,178	$1,610	1.69%
90 - 119 days	325	5	1.54%	647	27	4.17%	1,657	55	3.32%
120 - 179 days	614	27	4.40%	827	74	8.95%	1,838	84	4.57%
180 - 364 days	635	37	5.83%	—	—	0.00%	4,825	274	5.68%
365 days and over	1,784	419	23.49%	3,975	1,226	30.84%	8,879	1,240	13.97%

Total	$23,030	$935	4.06%	$37,806	$2,159	5.71%	$112,377	$3,263	2.90%

Percentage of total loans not covered by FDIC shared-loss agreements	1.93%			3.17%			9.42%

Refinanced or Modified Loans:
Amount	$2,455	$142	5.78%	$—	$—	—	$14,628	$909	6.21%

Percentage of Higher-Risk Loan Category	10.66%			0.00%			13.02%

Current Loan-to-Value:
Under 70%	$17,320	$641	3.70%	$5,624	$300	5.33%	$—	$—	0.00%
70% - 79%	3,157	169	5.35%	7,891	581	7.36%	—	—	0.00%
80% - 89%	1,706	53	3.11%	9,482	476	5.02%	—	—	0.00%
90% - 100%	847	72	8.50%	14,809	802	5.42%	112,377	3,263	2.90%

	$23,030	$935	4.06%	$37,806	$2,159	5.71%	$112,377	$3,263	2.90%

*	Loans may be included in more than one higher-risk loan category

TABLE 8 — NON-PERFORMING ASSETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,	Variance
	2011	2010	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$16,759	$2,327	620.2%
Other loans	112,989	71,236	58.6%
Accruing loans
Troubled Debt Restructuring loans	—	3,371	-100.0%
Other loans	—	45,490	-100.0%

Total non-performing loans	$129,748	$122,424	6.0%
Foreclosed real estate not covered under the shared-loss agreement with the FDIC	12,031	11,969	0.5%
Mortgage loans held for sale in non-accrual	547	—	100.0%

	$142,326	$134,393	5.9%

Non-performing assets to total assets, excluding covered assets	2.19%	2.03%	7.9%

Non-performing assets to total capital	19.57%	18.35%	6.6%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,654	$808	$3,023	$1,489

TABLE 9 — NON-PERFORMING LOANS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010	Variance (%)
	(Dollars in thousands)
Non-performing loans:
Mortgage	$93,792	$98,008	-4.3%
Commercial	35,061	23,619	48.4%
Consumer	765	762	0.4%
Leasing	130	35	271.4%

Total	$129,748	$122,424	6.0%

Non-performing loans composition percentages:
Mortgage	72.3%	80.1%
Commercial	27.0%	19.3%
Consumer	0.6%	0.6%
Leasing	0.1%	0.0%

Total	100.0%	100.0%

Non-performing loans to:
Total loans, excluding covered loans	11.14%	10.65%	4.6%

Total assets, excluding covered assets	2.01%	1.85%	8.8%

Total capital	17.91%	16.72%	7.1%

The increase in non-performing loans primarily reflects the addition of a commercial loan of $8.5 million, which is collateralized by an existing, owner-occupied commercial real estate property.
Total non-performing loans as of June 30, 2011 and December 31, 2010 amounting to $129.7 million and $122.4 million do not consider loans classified as current and modified under troubled debt restructuring programs. Total investment in mortgage loans with troubled debt restructuring amounted to $45.2 million as of June 30, 2011 and $34.0 million as of December 31, 2010. Out of these amounts, a total of $39.1 million and $29.3 million, respectively, were not included in the aforementioned non-performing loan amounts because the loans were current in their payment schedules. Also, for the six-month period ended June 30, 2011 and the year ended December 31, 2010, a total of $16.2 million and $6.7 million, respectively, in commercial loans have been modified of which $7.7 million and $5.7 million are not considered in the non-performing loan amounts because the loans are current.
The following is a detailed description of each of the items that comprise non-performing assets:
•	Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2011, the Group’s non-performing mortgage loans totaled $93.8 million (72.3% of the Group’s non-performing loans), a 4.3% decrease from $98.0 million (80.1% of the Group’s non-performing loans) at December 31, 2010. Non-performing loans in this category are primarily residential mortgage loans. Up to March 31, 2011, residential mortgage loans well collateralized and in process of collection were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed on a prospective basis its policy, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time of changing the policy were also placed on non-accrual status, and the interest receivable on such loans at the time of changing the policy is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary. On April 1, 2011, mortgage loans between 90 and 365 days past due that were placed in non-accrual status amounted to $39.8 million.

•	Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2011, the Group’s non-performing commercial loans amounted to $35.1 million (27.0% of the Group’s non-performing loans), a 48.4% increase when compared to non-performing commercial loans of $23.6 million at December 31, 2010 (19.3% of the Group’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

•	Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2011, the Group’s non-performing consumer loans amounted to $765 thousand (0.6% of the Group’s total non-performing loans), a 0.5% increase from $762 thousand at December 31, 2010 (0.6% of total non-performing loans).

•	Leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 365 days. At June 30, 2011, the Group’s non-performing leases amounted to $130 thousand (0.3% of the Group’s total non-performing loans), an increase from $35 thousand at December 31, 2010 (0.1% of total non-performing loans).

•	Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended June 30, 2011 amounted to $3 thousand compared to $26 thousand in the quarter ended June 30, 2010. For the six-month period, net losses on foreclosed real estate amounted to $135 thousand compared to $143 thousand for the same period in 2010.
Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

TABLE 10 — ASSETS SUMMARY AND COMPOSITION
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)

	June 30,	December 31,	Variance
	2011	2010	%
Investments:
FNMA and FHLMC certificates	$3,969,786	$3,972,107	-0.1%
Obligations of US Government sponsored agencies	—	3,000	-100.0%
CMO’s issued by US Government sponsored agencies	246,662	177,804	38.7%
GNMA certificates	98,892	127,714	-22.6%
Structured credit investments	45,713	41,693	9.6%
Puerto Rico Government and agency obligations	77,703	67,663	14.8%
FHLB stock	23,779	22,496	5.7%
Other debt securities	6,110	—	0.0%
Other investments	1,014	1,480	-31.5%

	4,469,659	4,413,957	1.3%

Loans:
Loans not covered under shared-loss agreements with the FDIC	1,164,689	1,149,319	1.3%
Allowance for loan and lease losses on non covered loans	(34,229)	(31,430)	8.9%

Loans receivable, net	1,130,460	1,117,889	1.1%
Mortgage loans held for sale	34,246	33,979	0.8%

Total loans not covered under shared-loss agreements with the FDIC, net	1,164,706	1,151,868	1.1%
Loans covered under shared-loss agreements with the FDIC	595,579	669,997	-11.1%
Allowance for loan and lease losses on covered loans	(53,036)	(49,286)	7.6%

Total loans covered under shared-loss agreements with the FDIC, net	542,543	620,711	-12.6%

Total loans, net	1,707,249	1,772,579	-3.7%

Total securities and loans	6,176,908	6,186,536	-0.2%

Other assets:
Cash and due from banks	278,466	344,077	-19.1%
Money market investments	2,563	104,869	-97.6%
FDIC loss-share indemnification asset	437,434	471,872	-7.3%
Foreclosed real estate	28,949	26,840	7.9%
Accrued interest receivable	26,430	28,716	-8.0%
Deferred tax asset, net	32,637	30,732	6.2%
Premises and equipment, net	23,649	23,941	-1.2%
Derivative assets	12,015	28,315	-57.6%
Other assets	63,496	64,826	-2.1%

Total other assets	905,639	1,124,188	-19.4%

Total assets	$7,082,547	$7,310,724	-3.1%

Investments portfolio composition:
FNMA and FHLMC certificates	89.0%	90.1%
Obligations of US Government sponsored agencies	0.0%	0.1%
CMO’s issued by US Government sponsored agencies	5.5%	4.0%
GNMA certificates	2.2%	2.9%
Structured credit investments	1.0%	0.9%
Puerto Rico Government and agency obligations	1.7%	1.5%
FHLB stock	0.5%	0.5%
Other debt securities and other investments	0.1%	0.0%

	100.0%	100.0%

At June 30, 2011, the Group’s total assets amounted to $7.083 billion, a decrease of 3.1% when compared to $7.311 billion at December 31, 2010, and interest-earning assets reached $6.177 billion, down 0.2%, versus $6.187 billion at December 31, 2010.
At June 30, 2011, the investment portfolio increased 1.3% to $4.470 billion from $4.414 billion at December 31, 2010, as excess liquidity was partially used to invest in mortgage-backed securities.
The Group’s non covered loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by mortgages on real estate located in Puerto Rico. At June 30, 2011, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.707 billion, a decrease of 3.7% when compared to the $1.773 billion at December 31, 2010. The loan portfolio decrease was mainly attributable to a decrease in the covered loan portfolio of $78.2 million. Such decrease is mainly due to regular repayments of the pools of covered loans and partly due to an increase in the allowance for covered loans of $3.8 million.
Total loan production amounted to $194.6 million for the six-month period ended June 30, 2011, up 16.2% from the same period in 2010. Commercial loan production of $62.3 million increased 54.5%, as compared to the same period in 2010.
The mortgage loan portfolio amounted to $851.4 million (72.8% of the Group’s total non-covered loan portfolio) as of June 30, 2011, as compared to $873.9 million (75.8% of the Group’s total non-covered loan portfolio) as of December 31, 2010. Mortgage production and purchases of $59.7 million for the quarter ended June 30, 2011 decreased 6.4%, from $63.8 million, when compared to the quarter ended June 30, 2010. The Group sells most of its conforming mortgages in the secondary market, retaining the servicing rights to such mortgages.
The commercial loan portfolio amounted to $265.0 million (22.6% of the Group’s total non-covered loan portfolio) as of June 30, 2011, as compared to $234.3 million (20.3% of the Group’s total non-covered loan portfolio) as of December 31, 2010. Commercial loan production increased 125.5% to $45.6 million for the quarter ended June 30, 2011 from $20.2 million for the same period in 2010.
The consumer loan portfolio amounted to $36.0 million (3.1% of the Group’s total non-covered loan portfolio) as of June 30, 2011, as compared to $35.2 million (3.0% of the Group’s total non-covered loan portfolio) as of December 31, 2010.
The lease portfolio amounted to $17.1 million (1.5% of the Group’s total non-covered loan portfolio) as of June 30, 2011, as compared to $10.3 million (0.9% of the Group’s total non-covered loan portfolio) as of December 31, 2010.

TABLE 11 — LIABILITIES SUMMARY AND COMPOSITION
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)

	June 30,	December 31,	Variance
	2011	2010	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$182,658	$170,705	7.0%
Now accounts	766,067	783,744	-2.3%
Savings and money market accounts	241,553	235,690	2.5%
Certificates of deposit	1,190,313	1,393,743	-14.6%

	2,380,591	2,583,882	-7.9%
Accrued interest payable	4,640	5,006	-7.3%

	2,385,231	2,588,888	-7.9%

Borrowings:
Short term borrowings	31,812	42,470	-25.1%
Securities sold under agreements to repurchase	3,459,135	3,456,781	0.1%
Advances from FHLB	281,747	281,753	0.0%
FDIC-guaranteed term notes	105,834	105,834	0.0%
Subordinated capital notes	36,083	36,083	0.0%

	3,914,611	3,922,921	-0.2%

Total deposits and borrowings	6,299,842	6,511,809	-3.3%

FDIC net settlement payable	602	22,954	-97.4%
Derivative liabilities	13,918	64	21646.9%
Accrued expenses and other liabilities	43,828	43,566	0.6%

Total liabilities	$6,358,190	$6,578,393	-3.3%

Deposits portfolio composition percentages:
Non-interest bearing deposits	7.7%	6.6%
Now accounts	32.2%	30.3%
Savings accounts	10.1%	9.1%
Certificates of deposit	50.0%	54.0%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Short-term borrowings	0.8%	1.1%
Securities sold under agreements to repurchase	88.4%	88.1%
Advances from FHLB	7.2%	7.2%
FDIC-guaranteed term notes	2.7%	2.7%
Subordinated capital notes	0.9%	0.9%

	100.0%	100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,459,135	$3,456,781

Daily average outstanding balance	$3,462,187	$3,545,926

Maximum outstanding balance at any month-end	$3,466,480	$3,566,588

At June 30, 2011, the Group’s total liabilities totaled $6.358 billion, 3.3% lower than the $6.578 billion at December 31, 2010. This decrease is mostly due to a decrease of $203.7 million in deposits and a decrease of $22.4 million in the FDIC net settlement payable, which was settled with the FDIC during the quarter ended June 30, 2011. Deposits and borrowings, the Group’s funding sources, amounted to $6.300 billion at June 30, 2011 versus $6.512 billion at December 31, 2010, a 3.3% decrease. Borrowings represented 62.1% of interest-bearing liabilities and deposits represented 37.9% as of June 30, 2011. At June 30, 2011, deposits totaled $2.385 billion, down 7.9% from $2.589 billion at December 31, 2010. Brokered deposits decreased $90.3 million or 32.4% to $188.6 million. In addition, institutional deposits decreased $69.6 million or 24.8% to $211.0 million.
Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings. At June 30, 2011, borrowings amounted to $3.915 billion, 0.2% lower than the $3.923 billion recorded at December 31, 2010. Repurchase agreements as of June 30, 2011 amounted to $3.459 billion and remained stable as compared to December 31, 2010.
At June 30, 2011, short term borrowings amounted to $31.8 million, 25.1% lower than the $42.5 million reported at December 31, 2010. Short term borrowings mainly consist of overnight borrowings.
The FHLB system functions as a source of credit for financial institutions that are members of a regional FHLB. As a member of the FHLB, the Group may obtain advances from the FHLB, secured by the FHLB stock owned by the Group and certain of the Group’s mortgage loans. Advances from the FHLB amounted to $281.7 million and $281.8 million, as of June 30, 2011 and December 31, 2010, respectively. These advances mature from May 2012 through May 2014.
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
Stockholders’ Equity
Taking into consideration the Group’s strong capital position the quarterly cash dividend per common share was increased by 25%, to $0.05 per share, on November 24, 2010. On an annualized basis, this represents an increase to $0.20 per share, from $0.16, or an estimated annual increase of $1.9 million, based on 46.3 million shares outstanding at December 31, 2010. In addition, on February 3, 2011, the Group announced that its Board of Directors had approved a new stock repurchase program pursuant to which the Group is authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. In June 2011, the Group announced the completion of its current $30.0 million stock repurchase program and the approval by the Board of Directors of a new program to purchase an additional $70.0 million of common stock in the open market. As part of this repurchase program, during the six-month period ended June 30, 2011, the Group repurchased 2,406,303 shares, equal to approximately 5.5% of shares outstanding, at an average price of $12.10 per share.
At June 30, 2011, the Group’s total stockholders’ equity was $724.4 million, a 1.1% decrease, when compared to $732.3 million at December 31, 2010. This decrease reflects the aforementioned new stock repurchase program, and the unrealized loss of $13.9 million of new interest rate swaps designated as cash flow hedges; partially offset by an increase of approximately $12.5 million in the fair value of the investment securities portfolio, and net income for the six-month period ended June 30, 2011.
The Group maintains capital ratios in excess of regulatory requirements. At June 30, 2011, Tier I Leverage Capital Ratio was 9.74% (2.44 times the requirement of 4.00%), Tier I Risk-Based Capital Ratio was 30.40% (7.60 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 31.68% (3.96 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at June 30, 2011, and December 31, 2010, and the common dividend data for the six-month periods ended June 30, 2011 and 2010:
TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA
(In thousands, except for per share data)

			Variance
	June 30, 2011	December 31, 2010%
Capital data:
Stockholders’ equity	$724,357	$732,331	-1.1%

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.74%	9.50%	2.5%

Minimum Leverage Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Capital	$690,453	$699,747	-1.3%

Minimum Tier 1 Capital Required	$283,515	$294,500	-3.7%

Excess over regulatory requirement	$406,938	$405,247	0.4%

Tier 1 Risk-Based Capital Ratio	30.40%	31.05%	-2.1%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Risk-Based Capital	$690,453	$699,747	-1.3%

Actual Tier 1 Common Equity Capital	$622,453	$631,747	-1.5%

Minimum Tier 1 Risk-Based Capital Required	$90,854	$90,141	0.8%

Excess over regulatory requirement	$599,599	$609,606	-1.6%

Risk-Weighted Assets	$2,271,341	$2,253,525	0.8%

Total Risk-Based Capital Ratio	31.68%	32.33%	-2.0%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%

Actual Total Risk-Based Capital	$719,593	$728,572	-1.2%

Minimum Total Risk-Based Capital Required	$181,707	$180,282	0.8%

Excess over regulatory requirement	$537,886	$548,290	-1.9%

Risk-Weighted Assets	$2,271,341	$2,253,525	0.8%

Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.22%	9.04%	2.0%

Tangible common equity to risk-weighted assets	28.74%	29.32%	-2.0%

Total equity to total assets	10.23%	10.02%	2.1%

Total equity to risk-weighted assets	31.89%	32.50%	-1.9%

Tier 1 common equity to risk-weighted assets	27.40%	28.03%	-2.2%

Tier 1 common equity	$622,453	$631,746	-1.5%

Stock data:
Outstanding common shares	44,009	46,349	-5.0%

Book value per common share	$14.91	$14.33	4.0%

Market price at end of period	$12.89	$12.49	3.2%

Market capitalization at end of period	$567,276	$578,899	-2.0%

	Six-Month Period Ended
	June 30,		Variance
	2011	2010	%
Common dividend data:
Cash dividends declared	$4,475	$2,644	69.3%

Cash dividends declared per share	$0.10	$0.08	25.0%

Payout ratio	17.10%	36.11%	-52.6%

Dividend yield	0.78%	0.64%	21.9%

The table that follows provides a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2011 and December 31, 2010:

		December 31,
	June 30, 2011	2010
	(In thousands, except share or per
	share information)
Total stockholder’s equity	$724,357	$732,331
Preferred stock	(68,000)	(68,000)
Goodwill	(2,370)	(2,370)
Core deposit intangible	(1,257)	(1,328)

Total tangible common equity	$652,730	$660,633

Total assets	$7,082,547	$7,310,724
Goodwill	(2,370)	(2,370)
Core deposit intangible	(1,257)	(1,328)

Total tangible assets	$7,078,920	$7,307,026

Tangible common equity to tangible assets	9.22%	9.04%

Common shares outstanding at end of period	44,009,380	46,348,667

Tangible book value per common share	$14.83	$14.25

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
The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Group’s capital position. In connection with the Supervisory Capital Assessment Program, the Federal Reserve Board began supplementing its assessment of the capital adequacy of a bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity.
Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Group has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The table below reconciles the Group’s total common equity (GAAP) at June 30, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	June 30,	December 31,
	2011	2010
	(In thousands)
Common stockholder’s equity	$656,357	$664,331
Unrealized gains on available-for-sale securties, net of income tax	(48,096)	(36,987)
Unrealized losses on cash flow hedges, net of income tax	13,222	—
Disallowed deferred tax assets	(29,419)	(25,930)
Disallowed servicing assets	(984)	(969)
Intangible assets:
Goodwill	(2,370)	(2,370)
Core deposit intangible	(1,257)	(1,328)
Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$622,453	$631,747

Tier 1 common equity to risk-weighted assets	27.40%	28.03%

The following table presents the Group’s capital adequacy information at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Risk-based capital:
Tier I capital	$690,453	$699,747
Supplementary (Tier II) capital	29,140	28,825

Total Capital	$719,593	$728,572

Risk-weighted assets:
Balance sheet items	$2,226,920	$2,216,158
Off-balance sheet items	44,421	37,367

Total risk-weighted assets	$2,271,341	$2,253,525

Ratios
Tier I capital (minimum required - 4%)	30.40%	31.05%
Total capital ( minimum required - 8%)	31.68%	32.33%
Leverage ratio	9.74%	9.50%
Equity to assets	10.23%	10.02%
Tangible equity to assets	9.22%	9.04%
The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At June 30, 2011 and December 31, 2010, the Group was a “well capitalized” institution for regulatory purposes.
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
Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment will generally exclude certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, such instruments issued before May 19, 2010, by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.
The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At June 30, 2011, the Group’s market capitalization for its outstanding common stock was $567.3 million ($12.89 per share).

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three years:

			Cash
	Price		Dividend
	High	Low	Per share
2011
June 30, 2011	$13.07	$11.26	$0.05

March 31, 2011	$12.84	$11.40	$0.05

2010
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2011 and at December 31, 2010:

	June 30,	December 31,	Variance
(Dollars in thousands)	2011	2010	%
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.69%	9.23%	5.0%

Actual Tier 1 Capital	$673,786	$666,862	1.0%

Minimum Capital Requirement (4%)	$278,116	$289,111	-3.8%

Minimum to be well capitalized (5%)	$347,646	$361,389	-3.8%

Tier 1 Capital to Risk-Weighted Assets	30.02%	29.96%	0.2%

Actual Tier 1 Risk-Based Capital	$673,786	$666,862	1.0%

Minimum Capital Requirement (4%)	$89,784	$89,026	0.9%

Minimum to be well capitalized (6%)	$134,675	$133,539	0.9%

Total Capital to Risk-Weighted Assets	31.30%	31.24%	0.2%

Actual Total Risk-Based Capital	$702,595	$695,344	1.0%

Minimum Capital Requirement (8%)	$179,567	$178,053	0.9%

Minimum to be well capitalized (10%)	$224,459	$222,566	0.9%

During the six-month period ended June 30, 2011, the Bank declared a dividend payment of $20.0 million to the Group.

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
These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2011, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(Dollars in thousands)
+ 200 Basis points	$24,220	20.39%	$25,623	20.90%

+ 100 Basis points	$14,412	12.13%	$15,130	12.34%

- 100 Basis points	$(14,743)	-12.41%	$(16,537)	-13.49%

- 200 Basis points	$(35,380)	-29.79%	$(38,970)	-31.79%

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
Interest rate swaps — During the six-month period ended June 30, 2011, the Group terminated all of its $1.250 billion open forward-settlement swaps with realized losses of $4.3 million. At the same time the Group entered into $950 million of new forward-settlement swaps, all of which were designated as cash flow hedges. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. The Group entered into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional stated rate. A derivative liability of $13.9 million was recognized at June 30, 2011, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a description of these swaps.
The new swaps will reduce the cost of $600 million of wholesale borrowings to 1.66% from 4.23%, starting December 28, 2011, and will also lower the cost of $825 million of wholesale borrowings to 2.24% from 4.29%, during 2012.
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

At June 30, 2011 and December 31, 2010, the fair value of the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $11.9 million and $9.9 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $12.9 million and $12.8 million, respectively, recorded in deposits.
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
The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government. A credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government may have a material adverse effect on the Group. The available-for-sale securities portfolio also includes approximately $45.7 million in structured credit investments that are considered of a higher credit risk than agency securities.
Management’s Executive Credit Committee, composed of the Group’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Group’s credit risk goals and objectives. Those goals and objectives are set forth in the Group’s Credit Policy as approved by the Board.
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
The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of the Group’s repurchase agreements have been structured with initial terms that mature between three and ten years, and except for the $300 million repurchase agreement that settled on March 28, 2011 with a weighted average coupon of 2.86% and maturity of September 28, 2014, the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturities.
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
Although the Group expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to the Group, the availability and cost of the Group’s funding sources could be adversely affected. In that event, the Group’s cost of funds may increase, thereby reducing its net interest income, or the Group may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Group’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Group or market-related events. In the event that such sources of funds are reduced or eliminated and the Group is not able to replace these on a cost-effective basis, the Group may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of June 30, 2011, the Group had approximately $281.0 million in cash and cash equivalents, $492.7 million in investment securities, $586.0 million in commercial loans, and $462.5 million in mortgage loans available to cover liquidity needs.
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
The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee, and the Risk Management and Compliance Committee.
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
The Commonwealth of Puerto Rico is in the sixth year of an economic recession, and the central government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Since March 2009, the Puerto Rico Government has enacted several laws to control expenditures, including public-sector employment, raise revenues through selective tax increases, and stimulate the economy. Although the size of the Commonwealth’s deficit has been reduced by the central government, the Puerto Rico economy continues to struggle.

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
Internal Control over Financial Reporting
There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.
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
The downgrade in the credit rating of the U.S. government may have a material adverse effect on the Group.
On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time in history. Because the securities held by the Group are principally agency mortgage-backed securities, and because FNMA and FHLMC are in conservatorship of the U.S. government, the credit downgrade may impact the credit risk associated with such securities in the Group’s portfolio. In addition, the downgrade of the U.S. government’s credit rating may create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. This may, in turn, negatively affect the value of the securities in the Group’s portfolio and the Group’s ability to obtain financing for its investments. As a result, it may materially adversely affect the Group’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 3, 2011, the Group announced that its Board of Directors had approved a stock repurchase program pursuant to which the Group was authorized to purchase in the open market up to $30 million of its outstanding shares of common stock. On June 29, 2011, the Group announced the completion of this $30 million stock repurchase program and the approval by the Board of Directors of a new program to purchase an additional $70 million of common stock in the open market.
Any shares of common stock repurchased are to be held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares, equal to approximately 5.5% of shares outstanding, at an average price of $12.10 per share. Up to the date of this report there have not been any purchases under the new $70 million stock repurchase program.
The following table presents the shares repurchased for each of the two quarters in the six-month period ended June 30, 2011:

	Total number of
	shares purchased as
	part of stock	Average price paid per	Dollar amount of
Period	repurchase programs	share	shares repurchased
January 2011	—	$—	$—
February 2011	476,132	12.07	5,747,513
March 2011	552,447	12.18	6,731,134

Quarter ended March 31, 2011	1,028,79	$12.13	$12,478,647

April 2011	103,392	$12.48	$1,290,660
May 2011	235,200	11.76	2,765,236
June 2011	1,039,132	12.11	12,586,533

Quarter ended June 30, 2011	1,377,724	$12.08	$16,642,429

Six-month period ended June 30, 2011	2,406,303	$12.10	$29,121,076

The number of shares that may yet be purchased under the new $70 million program is estimated at 5,430,566, and was calculated by dividing this remaining balance of $70 million by $12.89 (closing price of the Group’s common stock at June 30, 2011).

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Oriental Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORIENTAL FINANCIAL GROUP INC.
(Registrant)

By:	/s/ José Rafael Fernández	Date: August 5, 2011

José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: August 5, 2011

Norberto González
Executive Vice President and Chief Financial Officer